Form 10KSB
period 2004-12-31
GOLDSTRIKE INC
filed 2005-03-24
CIK 1273441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                             -----------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

   For the transition period from _________________ to __________________

                       Commission file number: 333-111656
                                               ----------


                                 GOLDSTRIKE INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                   Applied For
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      1055 West Hastings Street, Suite 1980
                   Vancouver, British Columbia, Canada V6E 2E9
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 688-8002
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which
    to be so registered            each class is to be registered

          None                                  None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                Yes      X                         No
                                                      ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                Yes      X                         No
                                                      ----------

State issuer's revenues for its most recent fiscal year:           Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                          $69,000 as at March 23, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                         3,300,000 as of March 23, 2005
                   -------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY..............................................9
ITEM 3:  LEGAL PROCEEDINGS....................................................9
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............9
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............9
ITEM 7:  FINANCIAL STATEMENTS................................................11
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURES.........................................23
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........23
ITEM 10:  EXECUTIVE COMPENSATION..............................................24
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......24
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25
ITEM 13:  EXHIBITS AND REPORTS................................................26

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We have commenced operations as an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We own a 100% interest in 32 contiguous mineral claim units known collectively as the Goldstrike property.

Our plan of operation is to conduct exploration work on the Goldstrike property in order to ascertain whether it possesses economic quantities of gold or copper. There can be no assurance that economic mineral deposits or reserves exist on the Goldstrike property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Goldstrike Property Purchase Agreement

On June 30, 2003, we entered into an agreement with Mr. Leopold Lindinger of Kamloops, British Columbia, whereby he agreed to sell to us a total of 32 mineral claim units located near Blue River, British Columibia that have the potential to contain gold and copper mineralization or deposits. The owner of a mineral claim has the right to explore for minerals on the surface and sub-surface of the area covered by the claims. We have been publicly recorded as the owner of the claims. The British Columbia government, the entity that granted us the mineral claims rights, is the fee simple owner of the land comprising the claims. The government has the right to sell title to this land to a third party, but is unlikely to do so given the remote location of the property.

In order to acquire a 100% interest in these claims, we paid $3,584 and issued 50,000 shares of common stock to Mr. Lindinger.

Description, Location and Access

The Goldstrike property is located in the Kamloops Mining Division approximately 29 kilometers south-southeast of the community of Blue River, British Columbia. Access to the property can be gained from either the town of Vavenby, or between Avola and Blue River located along highway 5 north of the city of Kamloops. The latter access is the most expedient and utilizes a major logging road that follows the Finn Creek valley to the headwaters of the Adams River. Travel is then southerly via a series of branch roads that transect much of the property and surrounding area. The property is accessible from late May to mid-October. In some years, late season and winter logging occurs that greatly expands the accessible time frame.

The Goldstrike property is situated in the Columbia Mountains near the headwaters of the Adams River. Several easterly trending creeks transect the claims. Slopes are generally moderate to the east and southeast with steeper areas confined to the headwaters of the tributaries. Elevations range from 760 meters to 2,000 meters near the northwest corner of the claims. The terrain over most of the property is not an impediment to exploration work.

Winter snowpacks of several meters are not uncommon. The central portions of the Goldstrike property are generally snow free from late May to early November.

Exploration History

To date, no mineral deposit has been delineated on the Goldstrike property. Consequently there has been no production from the property or any reserved or resource calculated.

In late 1998, Mr. Lindinger, the person who sold the Goldstrike property to us, discovered gold and bismuth mineralization on the property. Bismuth is a metal that is sometimes found in the presence of gold and is used in various products such as safety devices, metal alloys, nuclear reactors, cosmetics and medicines. Recent gold discoveries in the Yukon and Alaska spurred exploration for gold deposits found in areas containing significant amounts of bismuth. The presence of similar geological occurrences in southern British Columbia has led to exploration of these regions.

During 1999, Cassidy Gold Corp. commenced exploration on the claims to determine the geological setting and mineral potential of the property. Cassidy Gold Corp. is a reporting Canadian company whose shares trade on the TSX Venture Exchange. There is no relationship or affiliation between us and Cassidy Gold Corp.

Cassidy Gold Corp.'s soil sampling resulted in the discovery of additional gold mineralization trending in a east-southeast direction, known as the Bizar showing, as well as in a road bank 1.5 kilometers southeast of the Bizar showing. Soil sampling involves gathering dirt from property areas with the most potential to host economically significant mineralization based on past exploration results. All samples gathered are then sent to a laboratory where they are crushed and analysed for metal content.

Cassidy Gold Corp. drill tested the Bizar showing and the road bank areas in late 1999. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Drilling in the area of the Bizar showing encountered narrow zones of gold mineralization that could not be definitely correlated to the mineralization seen on surface. The drilling on the road bank did not result in the discovery of any significant mineralization.

The information on the drilling work performed by Cassidy Gold Corp. was provided to us by Mr. Leopold Lindinger, a professional geologist and the vendor of the Goldstrike property.

We intend to conduct additional exploration work on the property to test the apparent east-southeast trend of gold, bismuth, copper and arsenic mineralization and its potential continuation to the east. We plan to expand the existing grid with continued soil and rock sampling.

The source of mineralization that Cassidy Gold Corp. found in the road bank is likely proximal. The shallow overburden, the layer of soil above the rock, suggests that soil sampling would be effective. We intend to establish a detailed grid and collect close spaced (25 meter) soil samples. Grid emplacement involves dividing a portion of the property being explored into small sections. Results from sampling are then recorded according to the section of the grid from which they are gathered.

Any anomalous areas will be followed by trenching and drilling. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of British Columbia, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond if we significantly disturb the property surface. This would first occur during the drilling phase of exploration.

In addition, production of minerals in the province of British Columbia requires prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

    -        Water discharge will have to meet water standards;

    -        Dust generation will have to be minimal or otherwise re-mediated;

    - Dumping of material on the surface will have to be re-contoured and re-vegetated;

    - An assessment of all material to be left on the surface will need to be environmentally benign;

    - Ground water will have to be monitored for any potential contaminants;

    - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

    - There will have to be an impact report of the work on the local fauna and flora.

The legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

Employees

We have no employees as of the date of this prospectus other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

                                  Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUT BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Goldstrike property, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our  business  plan  calls  for  significant  expenses  in  connection  with the exploration of the Goldstrike property. While we have sufficient funds to conduct initial exploration on the property, we will require additional financing in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Goldstrike property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for gold and copper, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Goldstrike property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only recently commenced exploration on the Goldstrike property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on June 6, 2003 and to date have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that our mineral claims contain economic mineralization or reserves of gold or copper. Exploration for minerals is a speculative venture necessarily involving substantial risk. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

IF WE IDENTIFY A MINERAL DEPOSIT ON THE GOLDSTRIKE PROPERTY, WE WILL HAVE TO RAISE SUBSTANTIAL ADDITIONAL FUNDS TO DETERMINE WHETHER THE DEPOSIT IS COMMERCIALLY VIABLE. IF WE CANNOT RAISE THESE FUNDS, OUR BUSINESS PLAN WILL FAIL.

If we complete sufficient exploration on the Goldstrike property and are successful in identifying a mineral deposit, the probability of which is low, we must still spend substantial funds on further drilling and engineering studies before we will know if the Goldstrike property possesses a commercially viable mineral deposit, a reserve.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE GOLDSTRIKE PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION. AS A RESULT, OUR BUSINESS PLAN WILL FAIL.

The Goldstrike property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold and copper of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production. At this time, we cannot assure investors that we will be able to obtain such financing.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR ABILITY TO EXPLORE TO GOLDSTRIKE PROPERTY MAY BE IMPAIRED AND OUR COSTS COULD INCREASE.

There are several governmental regulations that materially restrict mineral property exploration and development. Under British Columbia mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do will not affect our current exploration plans, if we proceed to commence drilling operations on the Goldstrike property, we will incur modest regulatory compliance costs.

BECAUSE OUR DIRECTORS  HAVE OTHER  BUSINESS  INTERESTS,  THEY MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our directors, Mr. Ken Cai and Mr. Yenyou Zheng, each only spend approximately 20% of their business time providing services to us. While they presently possess adequate time to attend to our interests, it is possible that the demands on them from his other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We currently plan to apply for listing of our common stock on the NASD over the counter bulletin board upon the effectiveness of the registration statement, of which this prospectus forms a part. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Forward-Looking Statements

This prospectus contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this prospectus.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% interest in 32 mineral claim units comprising the Goldstrike property. We do not own or lease any property other than the Goldstrike property. We do not own any real property interest in the Goldstrike property, only the rights to explore for and extract minerals from the property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we anticipate applying to have our shares of common stock quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We had 32 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to complete exploration on the Goldstrike property consisting of grid establishment and soil and rock sampling, and to proceed with a further program of sampling and trenching. We anticipate that the first stage of this exploration program will cost approximately $7,000 and that the second stage will cost about $20,000.

As well, we anticipate spending an additional $20,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $47,000.

We are able to proceed with the first stage of this exploration program without additional financing. We expect to commence this program in the spring of 2005.

We anticipate this program will take approximately 30 days, including the interpretation of all data collected. Subject to securing additional funding of approximately $20,000, we anticipate proceeding with further sampling and trenching in the summer 2005. We will require additional financing in order to complete this phase of exploration and to cover anticipated administrative costs.

We will require additional funding in order to proceed with the trenching program. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing. In the event such funds are not obtained when needed, further exploration of the Goldstrike property will be delayed pending financing.

Our cash reserves are not sufficient to meet our obligations for the next twelve -month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Results of Operations

We did not earn any revenues from our inception on August 27, 2002 to December 31, 2004. We incurred operating expenses in the amount of $50,811 for the fiscal year ended December 31, 2004. These operating expenses were comprised of transfer agent and filing fees of $2,296, bank charges of $1,030, office costs of $910, audit fees of $600, a $535 loss on foreign exchange and legal fees of $30.

The decrease in net loss in the fiscal year ended December 31, 2004 ($5,401), as compared to fiscal 2003 ($19,380), was predominantly due to higher audit and legal fees incurred in connection with our filing of a registration statement on Form SB-2 with the Securities & Exchange Commission in fiscal 2003.

At December 31, 2004, our assets totalled $7,399 and consisted entirely of cash and cash equivalents. Our liabilities totalled $630 and consisted of accounts payable and accrued liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue business activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS






                                MOEN AND COMPANY
                              CHARTERED ACCOUNTANTS


Member:                                                                                     Securities Commission Building
Canadian Institute of Chartered Accountants                                                   PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia                                Suite 1400 - 701 West Georgia Street
Institute of Management Accountants (USA) (From 1965)
                                                                                               Vancouver, British Columbia
Registered with:                                                                                            Canada V7Y 1C6
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)                                                     Telephone:  (604) 662-8899
Canada  - British Columbia Public Practice Licence                                                    Fax:  (604) 662-8809
                                                                                                  Email:  moenca@telus.net
------------------------------------------------------------------------ --------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Directors of
Goldstrike Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Goldstrike Inc. (An Exploration Stage Company) as of December 31, 2004 and December 31, 2003, and the related statements of operations, retained earnings, cash flows and changes in stockholders' equity for the year ended December 31, 2004 and period from date of inception of June 9, 2003 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldstrike Inc. (An Exploration Stage Company) as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and period from date of inception of June 9, 2003 to December 31, 2003 in conformity with U.S. generally accepted accounting principles.


                                                          "Moen and Company"
Vancouver, British Columbia, Canada
                                                          Chartered Accountants
March 8, 2005


                     "Independent Accountants and Auditors"

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheet
(In U.S. Dollars)

--------------------------------------------------------------------------------
                                                                                             December 31,
                                                                            -----------------------------------------------
                                                          ASSETS                 2004                            2003
                                                                           --------------                    --------------
Current Assets                                                                                                (as restated)

       Cash and cash equivalents                                         $           7,399        $                  20,033
       Account receivable                                                               --                              626
---------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     $           7,399        $                  20,659
===========================================================================================================================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued                                      $             630        $                   7,989
       Due to related party                                                             --                              500
---------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              630                            8,489
---------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
       Capital Stock (note 4)
           Authorized:
               75,000,000 common shares at $0.001 par value
           Issued and fully paid
               3,300,000 common shares
                   par value                                                         3,300                            3,300
                   additional paid-in capital                                       28,250                           28,250
---------------------------------------------------------------------------------------------------------------------------
                                                                                    31,550                           31,550
       Deficit, accumulated during the exploration stage                           (24,781)                         (19,380)
---------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                           6,769                           12,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $           7,399        $                  20,659
===========================================================================================================================


Approved on Behalf of the Board:
       "Ken Cai"           , President and Chief Executive Officer and Director
--------------------------
       "Jeff Yenyou Zheng" ,Secretary and Treasurer and Chief Financial Officer --------------------------- and Director




    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Income
(In U.S. Dollars)

--------------------------------------------------------------------------------

                                          From Date                                                                   From Date
                                        of Inception                                                                of Inception
                                          On June 9,                  Quarter                                         On June 9,
                                           2003 to                     Ended                     Year Ended            2003 to
                                         December 31,                December 31,                December 31,        December 31,
                                                          ----------------------------------
                                             2004             2004                  2003             2004                  2003
                                       ---------------    -------------         ------------   --------------     ---------------
                                                                                                                    (as restated)
Mineral Property Expenses                 $      8,754  $            --       $        5,120   $           --  $            8,754
---------------------------------------------------------------------------------------------------------------------------------
Administration Expenses
           Audit fees                            2,386               --                   --              600               1,786
           Bank charges                          1,474                9                  171            1,030                 444
           Incorporation costs                     751               --                   --               --                 751
           Legal fees                            7,239               30                7,209               30               7,209
           Office costs                          1,346               --                   --              910                 436
           Transfer agent and filing
           fees                                  2,296              855                   --            2,296                  --
           Loss on foreign exchange                535               20                   --              535                  --
---------------------------------------------------------------------------------------------------------------------------------
                                                16,027              914                7,380            5,401              10,626
---------------------------------------------------------------------------------------------------------------------------------
Total Expenses                                  24,781              914               12,500            5,401              19,380
---------------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                   $     24,781  $           914               12,500            5,401  $           19,380
=================================================================================================================================

Loss per share
           Basic and Diluted                            $           0.00      $         0.25    $        0.00  $             0.39
=================================================================================================================================

Weighted Average Number of Common Shares Outstanding
           Basic and Diluted                                   3,300,000              50,000         3,300,000             50,000
=================================================================================================================================





    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)

================================================================================

                                From Date                                                                         From Date
                              of Inception                                                                      of Inception
                                On June 9,                      Quarter                                           On June 9,
                                  2003 to                        Ended                      Year Ended              2003 to
                                December 31,                   December 31,                 December 31,          December 31,
                                                   ----------------------------------
                                    2004                2004                 2003              2004                  2003
                               ----------------    ----------------    ---------------    ---------------     -----------------
                                                                                                                 (as restated)
Balance, beginning of period    $           --     $        (23,867)     $      (6,880)  $        (19,380)  $                 --
Net Loss for the Period                (24,781)                (914)           (12,500)            (5,401)              (19,380)
---------------------------------------------------------------------------------------------------------------------------------
Retained Earnings (Deficit)
           end of period        $      (24,781)    $        (24,781)     $     (19,380)  $        (24,781)  $           (19,380)
=================================================================================================================================









    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)

================================================================================
                                           From Date                                                                  From Date
                                          of Inception                                                               of Inception
                                            On June 9,                Quarter                                         On June 9,
                                              2003 to                  Ended                      Year Ended            2003 to
                                            December 31,             December 31,                 December 31,        December 31,
                                                           ---------------------------------
                                              2004              2004               2003               2004                2003
                                          -------------    -------------       -------------     -------------      -------------
                                                                                                                    (as restated)
Cash Provided by (Used for)
Operating Activities
    Net loss for the period              $     (24,781)   $        (914)      $      (12,500)   $      (5,401)    $      (19,380)
    Item not requiring use of cash
      Shares issued for mineral
         property expenses                          50               --                   --               --                 50

    Changes in non-cash working capital items
       Share subscription receivable                --               --                   --              626               (626)
       Account receivable                           --            5,000                   --               --                  --
       Accounts payable & accrued                  630               30                7,989           (7,359)             7,989
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used for)
    Operating Activities                       (24,101)           4,116               (4,511)          (12,134)          (11,967)
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities                               --                --                   --                --                 --
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
    Capital stock subscribed for cash           31,500               --                   --                --            31,500
    Loan from related party (repayment)             --               --                   --              (500)              500
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used for)
    Financing Activities                        31,500               --                   --              (500)           32,000
---------------------------------------------------------------------------------------------------------------------------------
    During the Period                            7,399            4,116               (4,511)          (12,634)           20,033

Cash, Beginning of the Period                       --            3,283               24,544            20,033                --
---------------------------------------------------------------------------------------------------------------------------------
Cash, End of the Period                  $       7,399    $       7,399       $       20,033    $        7,399   $        20,033
=================================================================================================================================



    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on June 9, 2003 to December 31, 2004 (In U.S. Dollars)


                                          Price      Number of              Additional     Total     Retained            Total
                                           Per         Common        par      Paid-in     Capital    Earnings     Shareholders'
                                          Share        Shares       Value     Capital      Stock     (Deficit)           Equity
                                        -----------------------------------------------------------------------------------------
6/30/2003         Issued for mineral properties         50,000        $50                     $50                           $50
8/8/2003          Issued for cash        $0.008      3,000,000      3,000      21,000      24,000                        24,000
9/30/2003         Issued for cash         $0.03        250,000        250       7,250       7,500                         7,500
Net loss for the period from date
  of inception to December 31, 2003                                                                  (19,380)           (19,380)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                           3,300,000      3,300      28,250      31,550    (19,380)            12,170
Net loss for the year ended
  'December 31, 2004                                                                                  (5,401)            (5,401)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                           3,300,000     $3,300     $28,250     $31,550   ($24,781)            $6,769
=================================================================================================================================





    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
December 31, 2004
(In U.S. Dollars)
--------------------------------------------------------------------------------

Note 1.    ORGANIZATION AND NATURE OF BUSINESS

         Goldstrike Inc. ("the Company") was incorporated on June 9, 2003 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the field of mineral exploration. June 9, 2003 is also the inception date of the Company.

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation

         These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP").

         Exploration stage company

         Goldstrike is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

         Use of estimates

         The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Cash and cash equivalents

         Cash and cash equivalents consist of cash on deposit with the Company's bankers.

         Income Taxes

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
December 31, 2004
(In U.S. Dollars)
--------------------------------------------------------------------------------

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         Compensated absences

         Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

         Net profit per share

         Goldstrike adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

         Disclosure about fair value of financial instruments

         Goldstrike has financial instruments, none of which are held for trading purposes. Goldstrike estimates that the fair value of all financial instruments at March 31, 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Concentration of credit risk

         Financial instruments that potentially subject Goldstrike to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. Goldstrike limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
December 31, 2004
(In U.S. Dollars)
--------------------------------------------------------------------------------

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         Long-lived assets

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position in these financial statements.

         Foreign currency translation

         The accounts of Goldstrike are translated into US Dollars on the following basis:

         o Monetary assets and liabilities are translated at the current rate of exchange.
         o The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.
         o The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.
         o Gains or losses from foreign currency transactions are recognized in current net income.
         o Fixed assets are measured at historical exchange rates that existed at the time of the transaction. o Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.
         o There are no cumulative currency translation adjustments to December 31, 2004.

         Stock-based Compensation

         SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for stock-based compensation arrangements.

         Companies that elect to use the method provided in APB25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based methods. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or net loss per share.

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
December 31, 2004
(In U.S. Dollars)
--------------------------------------------------------------------------------
Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        Mineral property acquisition costs and deferred exploration expenditures

a) Mineral property acquisition costs are capitalized in accordance with FAS-141 subject, however to impairment pursuant to FAS-144. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, expensed as incurred while Goldstrike is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

b) FAS-141 states that the total carrying amount of mineral rights should be reported as a separate component of property, plant, and equipment on the face of the financial statements or in the notes to the financial statements. Impairmentis defined in FAX-144 as the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company reviews the carrying value of the mineral property for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

c) Where properties are disposed of, the sales proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.

         Values

         The amounts for mineral property acquisition costs and deferred exploration expenditures represent costs incurred to date and are not intended to reflect present or future values. The recoverability of the amounts shown for mineral properties and deferred exploration costs is dependent on the confirmation of economically recoverable reserves, the ability of Goldstrike to obtain the necessary financing to successfully complete their development, including compliance with the requirements of lenders who may provide this financing from time to time, and upon future profitable operations.

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
December 31, 2004
(In U.S. Dollars)
--------------------------------------------------------------------------------

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         Restatement of Prior Year

         The prior year statements have been restated by the write off of the cost of mineral properties of $3,634 previously capitalized because recoverability of mineral property acquisition costs are unsupportable under FASB statement #144 prior to determining the existence of a commercially mine-able deposit.


Note 3.  MINERAL PROPERTIES

         As at June 30, 2003, Goldstrike signed a Mineral Property Sale Agreement with Joseph Eugene Leopold Lindinger ("Eugene"), whereby Goldstrike acquired a 100% undivided interest in the BIZ Properties (BIZ1, BIZ2, BIZ6 and BIZ7, (Tenure Number 366276, 369518, 369719 and 370056), located in the Kamloops Mining Division, in the Province of British Columbia, Canada, and Goldstrike agrees to the following terms and conditions:

a) Pay to Eugene $3,584 and issue to Eugene 50,000 common shares (issued) at the price of $0.001 per share for $50 on execution of this agreement, for a total of $3,634.

b) Within the 120 day period after the effective date of June 30, 2003, pay $2,514 to Eugene to complete an assessable exploration work program of sufficient value in order to maintain the property for at lease one year past the current claim expiry date. Within 90 days past the current claim expiry date of November 1, 2003, pay an additional $2,286 for the remainder of the completed work program and a completed assessment report. These costs have been incurred to December 31, 2004.

c) Pay all applicable claim maintenance recording fees as part of the property maintenance requirements.

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
December 31, 2004
(In U.S. Dollars)
--------------------------------------------------------------------------------

Note 4.  CAPITAL STOCK

a) Authorized:  75,000,000 common shares with a par value of $0.001 per share.

b) Issued and outstanding common shares as at December 31, 2004, are as follows:


                                                                         Additional
                                                  Number of     Par       Paid-in
                                                   Shares       Value      Capital    Total
                                                 ----------     ------    --------    -----
      6/30/03 issuance for mineral properties       50,000    $     50              $     50
      8/8/03  isuance for cash                   3,000,000       3,000      21,000    24,000
    09/30/03  isuance for cash                     250,000         250       7,250     7,500
                                                 ---------      ------     -------   -------
              Balance, December 31, 2004         3,300,000    $  3,300   $  28,250  $ 31,550
                                                 =========      ======     =======   =======


Note 5.  INCOME TAXES

           There is a loss of $24,781 carried forward that may be applied towards future profits.
           No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that this tax loss will be utilized.

Note 6.  FINANCIAL INSTUMENTS

           Goldstrike's financial instruments consist of cash and accounts payable and accrued. It is management's opinion that Goldstrike is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 7.  PENSION AND EMPLOYMENT LIABILITIES

           Goldstrike  does not have  liabilities  as at December 31, 2004,  for
           pension,   post-employment  benefits  or  post-retirement   benefits.
           Goldstrike does not have a pension plan.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Directors:

Name of Director                 Age
-----------------------         -----
Ken Cai                          39
Yenyou Zheng                     46

Executive Officers:

Name of Officer                  Age            Office
---------------------           -----           -------
Ken Cai                          39             President, Chief
                                                Executive Officer,
                                                and a Director


Yenyou Zheng                     46             Secretary, Treasurer,
                                                Principal Accounting
                                                Officer and a Director

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Dr. Ken Cai has acted as our president, chief executive officer and as a director since our incorporation. He graduated from Queens University with a doctorate in mineral economics in 1996. For the past 16 years, he has been involved in providing business development consulting services in the fields of mineral exploration, reporting company administration and corporate finance through his privately owned British Columbia company, Kaishuang Investment Inc. He does not provide, nor is he technically qualified to provide, advice regarding mineral property exploration programs or matters relating to geology. He currently provides consulting services to Minco Mining & Metals Corp., Dragon Pharmaceuticals Inc. and Tranzcom Security Networks Inc.

Since February 1996, Dr. Cai has acted as President, C.E.O. and a director of Minco Mining & Metals Corporation, a Toronto Stock Exchange listed company involved mineral property exploration in China. Minco Mining & Metals Corporation is a British Columbia, Ontario and SEC reporting company.

Dr. Cai has also acted as a director of Chineseworldnet.com, a United States reporting company from January 12, 2000 to present. This company operates a financial web-based portal that provides up-to-date financial information and management tools in Chinese to its target audience, the Chinese community in North America.

Since December 2001, he has also acted as Chairman of the Board and C.E.O. of Tranzcom Security Networks Inc., a TSX Venture Exchange listed company that conducts business as a security network provider in Beijing, China. The TSX Venture Exchange is a stock exchange with principal offices in Toronto, Calgary and Vancouver for early-stage, venture companies. The Toronto Stock Exchange is Canada's principal stock exchange for established companies.

Dr. Cai is also the former chairman, executive director and co-founder of Dragon Pharmaceuticals Inc. and the chairman and co-founder of Aquosol Envirotech Ltd. Dragon Pharmaceuticals is a Canadian and United States reporting company that trades on the Toronto Stock Exchange and OTC Bulletin Board. It is one of the world's largest producers of Epoetin Alfa, a therapeutic protein used to treat anemia related to kidney failure, chemotherapy and surgery. Aquosol Envirotech (Canada) Ltd. is a private Canadian company involved in waste water treatment technology.

Dr. Cai intends to devote approximately 10 to 12 hours per week to our business affairs.

Dr. Yenyou Zheng has acted as our secretary, treasurer, principal accounting officer and as a director since our incorporation. He received his doctorate degree in physics from Flinders University of South Australia in 1990. From 1991 to 2001, he worked as a senior research scientist at the University of British Columbia in Vancouver. Dr. Zheng has also served as an adjunct professor at Tsinghua University in Beijing, China since 1995. He currently acts as president of the Canada China Economy & Technology Centre and as a senior advisor to the Dalian High-Technology Industrial Zone in Dalian City, China. Dr. Zheng is also an advisor to Palcan Fuel Cell Ltd., a British Columbia and Alberta reporting company, with respect to its business development in China. In addition, Dr. Zheng acts as a Founding Director and President of Aquasol EnviroTech Ltd., a British Columbia wastewater treatment company and as a director of Cantronic System Inc., a British Columbia and Alberta reporting company that designs, manufactures and distributes infrared cameras and related products.

Dr. Zheng's principal occupation is as founding director and President of Aquasol Envirotech (Canada) Ltd. Since 1999, he has been responsible for its corporate management and the market development of its proprietary water and wastewater treatment technologies.

Dr. Zheng intends to devote approximately 10 to 12 hours per week to our business affairs.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on June 9, 2003 to December 31, 2003 and for the fiscal year ended December 31, 2004.

                         Annual Compensation

                                Other Restricted Options/ LTIP Other
                                        Stock  * SARs payouts Comp
Name    Title  Year Salary Bonus Comp. Awarded    (#)     ($)
-----------------------------------------------------------------------
Ken     Pres., 2004  $0     0      0        0          0        0
Cai     CEO &  2003  $0     0      0        0          0        0
        Dir.

Yenyou  Sec.,  2004  $0     0      0        0          0        0
Zheng   & Dir. 2003  $0     0      0        0          0        0


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange

Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                      Number       Transactions   Known Failures
                                      Of  late     Not Timely     To File a
Name and principal position           Reports      Reported       Required Form
----------------------------------   ----------   ------------    --------------
Dr. Ken Cai                              0             0                1
(President, C.E.O. and Director)
Dr. Yenyou Zheng                         0             0                1
(Secretary, Treasurer and Director)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                Amount of
Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------

Common         Ken Cai                            600,000       18.18%
Stock          President, Chief
               Executive Officer
               And Director
               1055 West Hastings Street
               Suite 1980
               Vancouver, B.C.
               Canada

Common         Yenyou Zheng                       400,000       12.12%
Stock          Secretary, Treasurer
               Principal Accounting Officer
               and Director
               1055 West Hastings Street
               Suite 1980
               Vancouver, British Columbia
               Canada

Common         All Officers and Directors       1,000,000       30.30%
Stock          as a Group that consists of        shares
               two people

The percent of class is based on 3,300,000 shares of common stock issued and outstanding as of the date of this prospectus.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, during the fiscal year ended December 31, 2004, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;
  *  Any person  proposed as a nominee for  election as a director;
  * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  *  Any of our promoters;
  * Any relative or spouse of any of the foregoing persons who has the same house as such person.


ITEM 13:  EXHIBITS AND REPORTS

Exhibits


   3.1     Articles of Incorporation*
   3.2     Certificate Amending Articles of Incorporation*
   3.3     Bylaws*
  10.1     Mineral Property Sale agreement dated June 30, 2003*
  23.2     Consent of Joseph E.L. Lindinger, B.Sc., Professional Geologist*
  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  99.1     Bill of Sale Absolute*

  * Originally filed as exhibits to our registration statements on Form SB-2, as amended, filed on December 31, 2003 and July 29, 2004

Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of 2004.


SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDSTRIKE INC.


By          /s/ Dr. Ken Cai
            -------------------------
            Dr. Ken Cai
            President, CEO & Director
            Date: March 23, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ Dr. Ken Cai
            -------------------------
            Dr. Ken Cai
            President, CEO & Director
            Date: March 23, 2005

By          /s/ Dr. Yenyou Zheng
            ---------------------------------
            Dr. Yenyou Zheng
            Secretary, Treasurer and Director
            Date: March 23, 2005