Form 10QSB
period 2005-03-31
GOLDSTRIKE INC
filed 2005-05-13
CIK 1273441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended March 31, 2005.

[    ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-111656
                                           ----------



                                GOLDSTRIKE INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
-----------------------------------------      ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


1055 West Hastings Street, Suite 1980
Vancouver, British Columbia, Canada                          V6E 2E9
----------------------------------------            --------------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's  telephone  number, including area  code:          604-688-8002
                                                    --------------------------


                                     None
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,300,000 Shares of $0.001 par value Common Stock outstanding as of May 11, 2005.

                                MOEN AND COMPANY
                              CHARTERED ACCOUNTANTS
Member:
Canadian Institute of Chartered Accountants
Institute of Chartered Accountants of British Columbia
Institute of Management Accountants (USA) (From 1965)

Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)
Canada  - British Columbia Public Practice Licence


Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone:  (604) 662-8899
Fax:  (604) 662-8809
Email:  moenca@telus.net
--------------------------------------------------------------------------------


           Awareness Letter on Unaudited Interim Financial Information



We are independent accountants and we hereby acknowledge awareness of the use in the Form 10QSB of Goldstike Inc., of our report dated May 5, 2005 that applies to the unaudited interim financial statement as of March 31, 2005 and for the three month period ended March 31, 2005.


Yours very truly,
MOEN AND COMPANY,
Chartered Accountants

     "Moen and Company"
         ("Signed")
---------------------------

Vancouver, B.C. Canada
May 5, 2005

                                MOEN AND COMPANY
                              CHARTERED ACCOUNTANTS
Member:
Canadian Institute of Chartered Accountants
Institute of Chartered Accountants of British Columbia
Institute of Management Accountants (USA) (From 1965)

Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)
Canada  - British Columbia Public Practice Licence


Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone:  (604) 662-8899
Fax:  (604) 662-8809
Email:  moenca@telus.net
--------------------------------------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Goldstrike Inc.  (A Nevada Corporation)
(An Exploration Stage Company)

We have reviewed the accompanying balance sheets of Goldstrike Inc. (A Nevada Corporation) as of March 31, 2005 and March 31, 2004, and the related statements of income, retained earnings, cash flows and changes in stockholders' equity for the three month periods ended March 31, 2005 and March 31, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     "Moen and Company"
                                                        ("Signed")
                                                  ---------------------------
                                                   Chartered Accountants
Vancouver, British Columbia, Canada
May 5, 2005

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(In U.S. Dollars)


-------------------------------------------------------------------------------------------------------------------------------

                                                                March 31,                         December 31,
                                     ASSETS                        2005                             2004
                                                              ----------------                ------------------
Current                                                        (Unaudited)                         (Audited)
Assets
  Cash and cash equivalents                                 $           3,357                 $         7,399
-------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        $           3,357                 $         7,399
===============================================================================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   ccounts payable and accrued
  A                                                         $             630                 $           630
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                 630                             630
===============================================================================================================================

Stockholders' Equity
  Capital Stock
    Authorized:
     75,000,000 common shares at $0.001 par value
    Issued and fully paid
     3,300,000 common shares
       par value                                                        3,300                           3,300
       additional paid-in capital                                      28,250                          28,250
-------------------------------------------------------------------------------------------------------------------------------
                                                                       31,550                          31,550

  Deficit, accumulated during the exploration stage                   (28,823)                        (24,781)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              2,727                           6,769
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $          3,357                 $         7,399
===============================================================================================================================

                                                      Going Concern:  Note 1
Approved on Behalf of the Board:
 "Ken Cai"             , President and Chief Executive Officer and Director
----------------------
 "Jeff Yenyou Zheng"   ,Secretary and Treasurer and Chief Financial Officer
-----------------------  and Director

    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
(In U.S. Dollars)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------------

                                                                       From Date
                                                                     of Inception
                                                                       On June 9,               Three Months
                                                                        2003 to                    Ended
                                                                        March 31,                March 31,
                                                                 --------------------------------------------------------
                                                                       2005                 2005                2004
                                                                  ---------------     ----------------     ------------------
Mineral Property Expenses                                        $         8,754      $             --     $               --
-------------------------------------------------------------------------------------------------------------------------------

Administration Expenses

  Audit fees                                                               2,386                    --                    600
  Bank charges                                                             1,534                    60                    638
  Consulting fees                                                            428                   428                     --
  Incorporation costs                                                        751                    --                     --
  Legal fees                                                              10,039                 2,800                     --
  Office costs                                                             1,346                    --                    626
  Transfer agent and filing fees                                           3,050                   754                    641
  Loss on foreign exchange                                                   535                    --                    515
-------------------------------------------------------------------------------------------------------------------------------
                                                                          20,069                 4,042                  3,020
-------------------------------------------------------------------------------------------------------------------------------
Total Expenses                                                            28,823                 4,042                  3,020
-------------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                                          $        28,823      $          4,042                  3,020
===============================================================================================================================

Loss per share
   Basic and Diluted                                                                  $           0.00     $           (0.00)
===============================================================================================================================

Weighted Average Number of Common Shares Outstanding
  Basic and Diluted                                                                          3,300,000              3,300,000
===============================================================================================================================



   The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)


-------------------------------------------------------------------------------------------------------------------------------


                                                                       From Date
                                                                     of Inception
                                                                       On June 9,               Three Months
                                                                        2003 to                    Ended
                                                                        March 31,                March 31,
                                                                 --------------------------------------------------------
                                                                       2005                 2005                2004
                                                                  ---------------     ----------------     ------------------

Balance, beginning of period (Deficit)                           $            --      $       (24,781)     $         (19,380)
Net Loss for the Period                                                  (28,823)              (4,042)                (3,020)
-------------------------------------------------------------------------------------------------------------------------------
Retained Earnings (Deficit)
 end of period                                                   $       (28,823)     $       (28,823)     $         (22,400)
===============================================================================================================================






    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------

                                                                       From Date
                                                                     of Inception
                                                                       On June 9,               Three Months
                                                                        2003 to                    Ended
                                                                        March 31,                March 31,
                                                                 --------------------------------------------------------
                                                                       2005                 2005                2004
                                                                  ---------------     ----------------     ------------------


Cash Provided by (Used for)

Operating Activities
  Net loss for the period                                         $      (28,823)     $         (4,042)    $          (3,020)
  Item not requiring use of cash
    Shares issued for mineral
     property expenses                                                        50                    --                    --
  Changes in non-cash working capital items
    Share subscription receivable                                                                                        626
    Accounts payable and accrued                                             630                    --                (7,389)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used for)
  Operating Activities                                                   (28,143)               (4,042)               (9,783)
-------------------------------------------------------------------------------------------------------------------------------

Investing Activities                                                          --                    --                    --
-------------------------------------------------------------------------------------------------------------------------------

Financing Activities
  Capital stock subscribed for cash                                       31,500                    --                    --
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used for)
  Financing Activities                                                    31,500                    --                    --
-------------------------------------------------------------------------------------------------------------------------------
Cash increase (decrease)
  During the Period                                                        3,357                (4,042)               (9,783)

Cash, Beginning of the Period                                                 --                 7,399                20,033
-------------------------------------------------------------------------------------------------------------------------------

Cash, End of the Period                                           $        3,357      $          3,357     $          10,250
===============================================================================================================================

    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on June 9, 2003 to March 31, 2005 (In U.S. Dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------------


                                       Price        Number of                  Additional     Total      Retained       Total
                                        Per           Common           par      Paid-in      Capital     Earnings   Shareholders'
                                       Share          Shares         Value     Capital       Stock      (Deficit)      Equity
                                     --------------------------------------------------------------------------------------------
6/30/2003  Issued for mineral properties              50,000          $50                      $50                        $50

8/8/2003   Issued for cash             $0.008      3,000,000          3,000      21,000      24,000                    24,000

9/30/2003  Issued for cash                           250,000          $0.03         250       7,250       7,500         7,500
Net loss for the period from date

  of inception to December 31, 2003                                                                     (19,380)      (19,380)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                         3,300,000          3,300      28,250      31,550     (19,380)       12,170

Net loss for the year ended
  December 31, 2004                                                                                      (5,401)       (5,401)

-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                         3,300,000          3,300      28,250      31,550     (24,781)        6,769
Net loss for the three month period ended
  March 31, 2005                                                                                         (4,042)      (4,042)
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                            3,300,000          3,300      $ 28,250    $ 31,550   $ (28,823)   $ 2,727
===============================================================================================================================




   The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

Note 1.  ORGANIZATION AND NATURE OF BUSINESS

          Goldstrike Inc. ("the Company") was incorporated on June 9, 2003 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the field of mineral exploration. June 9, 2003 is also the inception date of the Company.

         Going Concern
         These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $28,823 to March 31, 2005 and has working capital of $2,727 as at March 31, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         Disclosure about fair value of financial instruments

         Goldstrike has financial instruments, none of which are held for trading purposes. Goldstrike estimates that the fair value of all financial instruments at March 31, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          Foreign currency translation

          The accounts of Goldstrike are translated into US Dollars on the following basis:

          * Monetary assets and liabilities are translated at the current rate of exchange.

          * The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

          * The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

          * Gains or losses from foreign currency transactions are recognized in current net income.

          * Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

          * Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

          * There are no cumulative currency translation adjustments to March 31, 2005.

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

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------




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

          b) FAS-141 states that the total carrying amount of mineral rights should be reported as a separate component of property, plant, and equipment on the face of the financial statements or in the notes to the financial statements. Impairment is defined in FAS-144 as the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company reviews the carrying value of the mineral property for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

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

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------


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

          b) Within the 120 day period after the effective date of June 30, 2003, pay $2,514 to Eugene to complete an assessable exploration work program of sufficient value in order to maintain the property for at lease one year past the current claim expiry date. Within 90 days past the current claim expiry date of November 1, 2003, pay an additional $2,286 for the remainder of the completed work program and a completed assessment report. These costs have been incurred to March 31, 2005.

          c)   Pay all applicable claim maintenance recording  fees   as part of
               the property maintenance requirements.

Note 4.  INCOME TAXES

          There is a loss of $28,823 carried forward that may be applied towards future profits. No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that this tax loss will be utilized.

Note 5.  FINANCIAL INSTUMENTS

           Goldstrike's financial instruments consist of cash and accounts payable and accrued. It is management's opinion that Goldstrike is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 6.  PENSION AND EMPLOYMENT LIABILITIES

           Goldstrike  does  not have  liabilities  as at March  31,  2005,  for
           pension,   post-employment  benefits  or  post-retirement   benefits.
           Goldstrike does not have a pension plan.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------

Our plan of operation for the twelve months following the date of this report is to complete exploration on the Goldstrike property consisting of grid establishment and soil and rock sampling, and to proceed with a further program of sampling and trenching. We anticipate that the first stage of this exploration program will cost approximately $4,000 and that the second stage will cost about $10,000.

As well, we anticipate spending an additional $20,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $34,000.

We are able to proceed with the first stage of this exploration program without additional financing. We expect to commence this program in the summer of 2005.

We anticipate this program will take approximately 30 days, including the interpretation of all data collected. Subject to securing additional funding of approximately $20,000, we anticipate proceeding with further sampling and trenching in the fall of 2005. We will require additional financing in order to complete this phase of exploration and to cover anticipated administrative costs.

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Results Of Operations For Period Ending March 31, 2005

We did not earn any revenues during the period ending March 31, 2005. We incurred operating expenses in the amount of $4,042 for the three-month period ended March 31, 2005. These operating expenses were comprised of legal fees of $2,800, transfer agent and filing fees of $754, consulting fees of $428 and consulting fees of $60.

At March 31, 2005, we had $3,357 in cash on hand and liabilities totalling $630.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral Properties

We charge all of our mineral property acquisition and exploration costs to operations as incurred. If, in the future, we determine that a mineral property in which we have an interest can be economically developed on the basis of established proven and probable reserves, we will capitalize the costs incurred to develop the property. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. This evaluation was conducted by Dr. Ken Cai and Dr. Yenyou Zheng, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Dr. Ken Cai and Dr. Yenyou Zheng, our chief executive officer and principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

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

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAY 11, 2005


Goldstrike Inc.


/s/ Dr. Ken Cai
------------------------------
Dr. Ken Cai, President