Form 10QSB
period 2005-06-30
GOLDSTRIKE INC
filed 2005-08-24
CIK 1273441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2005.

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
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                       Applied For

(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------               ---------------------------------
incorporation or organization)
------------------------------

1055 West Hastings Street, Suite 1980
Vancouver, British Columbia, Canada                           V6E 2E9
----------------------------------------             ---------------------------
(Address of principal executive offices)                (Postal or Zip Code)


Issuer's telephone number, including area code:              604-688-8002
                                                     ---------------------------


                                      None
--------------------------------------------------------------------------------
(Former  name,  former  address  and  former  fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,300,000 Shares of $0.001 par value Common Stock outstanding as of August 24, 2005.

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(In U.S. Dollars)

-----------------------------------------------------------------------------------------------------------

                                                                    June 30,           December 31,
                                ASSETS                               2005                 2004
                                                               ----------------     ---------------
Current Assets                                                   (Unaudited)            (Audited)

  Cash                                                         $         1,043      $         7,399
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                           $         1,043      $         7,399
===========================================================================================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts payable and accrued liabilities                 $         6,335      $           630
      Loan from related party (Note 7)                                  10,000                    -
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               16,335                  630
===========================================================================================================

Stockholders' Equity
  Capital Stock
   Authorized:
     75,000,000 common shares at $0.001 par value
   Issued and fully paid
     3,300,000 common shares
         par value                                                       3,300                3,300
         additional paid-in capital                                     28,250               28,250
-----------------------------------------------------------------------------------------------------------
                                                                        31,550               31,550
      Deficit, accumulated during the exploration stage                (46,842)             (24,781)
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                             (15,292)               6,769
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $         1,043      $         7,399
===========================================================================================================

                                                         Going Concern:  Note 1
Approved on Behalf of the Board:
      "Ken Cai"             , President and Chief Executive Officer and Director
---------------------------
      "Jeff Yenyou Zheng"   , Secretary and Treasurer and Chief Financial
---------------------------    Officer and Director

    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Operations
(In U.S. Dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------------

                                                From Date
                                               of Inception
                                                On June 9,                 Six Months                       Three Months
                                                 2003 to                     Ended                              Ended
                                                 June 30,                   June 30,                          June 30,
                                                              ---------------------------------  --------------------------------
                                                   2005            2005              2004             2005             2004
                                               -------------  ----------------  ---------------  ---------------  ---------------

Mineral Property Expenses                    $        8,754  $              -  $             -  $             -  $             -
---------------------------------------------------------------------------------------------------------------------------------

General and Administration Expenses
Audit fees                                            8,061             5,675              600            5,675                -
Bank charges                                          1,556                82              652               22               14
Consulting fees                                         428               428                -                -                -
Incorporation costs                                     751                 -                -                -                -
Legal fees                                           11,406             4,167                -            1,367                -
Office costs                                          1,346                 -              626                -                -
Transfer agent and filing fees                       13,844            11,548            1,083           10,794              442
Loss on foreign exchange                                696               161              515              161                -
---------------------------------------------------------------------------------------------------------------------------------
                                                     38,088            22,061            3,476           18,019              456
---------------------------------------------------------------------------------------------------------------------------------
Total Expenses                                       46,842            22,061            3,476           18,019              456
---------------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                      $       46,842  $         22,061            3,476  $        18,019              456
=================================================================================================================================

Loss per Share
 Basic and Diluted                                           $          (0.01) $         (0.00) $         (0.01) $         (0.00)
=================================================================================================================================

Weighted Average Number of Common Shares Outstanding
 Basic and Diluted                                                  3,300,000        3,300,000        3,300,000         3,300,000
=================================================================================================================================


    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
                                                From Date
                                               of Inception
                                                On June 9,                 Six Months                     Three Months
                                                 2003 to                      Ended                          Ended
                                                 June 30,                    June 30,                       June 30,
                                                              ---------------------------------  --------------------------------
                                                   2005            2005              2004             2005             2004
                                               -------------  ----------------  ---------------  ---------------  ---------------
Retained Earnings (Deficit)
beginning of period                          $            -  $        (24,781) $       (19,380) $       (28,823) $       (22,400)

Net Loss for the Period                             (46,842)          (22,061)          (3,476)         (18,019)            (456)
---------------------------------------------------------------------------------------------------------------------------------
Retained Earnings (Deficit)
end of period                                $      (46,842) $        (46,842) $       (22,856) $       (46,842) $       (22,856)
=================================================================================================================================



    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------------

                                                From Date
                                               of Inception
                                                On June 9,               Six Months                       Three Months
                                                 2003 to                   Ended                              Ended
                                                 June 30,                  June 30,                          June 30,
                                                              ---------------------------------  --------------------------------
                                                   2005            2005              2004             2005             2004
                                               -------------  ----------------  ---------------  ---------------  ---------------
Cash Provided by (Used for)
Operating Activities
Net loss for the period                      $      (46,842) $        (22,061) $        (3,476) $       (18,019) $          (456)
Item not requiring use of cash
   Shares issued for mineral
    property expenses                                    50                 -                -                -                -
Changes in non-cash working capital items
   Share subscription receivable                          -                 -              626                -                -
   Account receivable                                     -                 -           (5,000)               -           (5,000)
   Accounts payable & accrued liabilities             6,335             5,705           (7,389)           5,705                -
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used for)
 Operating Activities                               (40,457)          (16,356)         (15,239)         (12,314)          (5,456)
---------------------------------------------------------------------------------------------------------------------------------

Investing Activities                                      -                 -                -                -                -
---------------------------------------------------------------------------------------------------------------------------------

Financing Activities
 Capital stock subscribed for cash                   31,500                 -                -                -                -
 Loan from related party                             10,000            10,000             (500)          10,000             (500)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used for)
 Financing Activities                                41,500            10,000             (500)          10,000             (500)
---------------------------------------------------------------------------------------------------------------------------------
Cash increase (decrease)
 During the Period                                    1,043            (6,356)         (15,739)          (2,314)          (5,956)

Cash, Beginning of Period                                 -             7,399           20,033            3,357           10,250
---------------------------------------------------------------------------------------------------------------------------------

Cash, End of Period                          $        1,043  $          1,043  $         4,294  $         1,043  $         4,294
=================================================================================================================================


    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on June 9, 2003 to June 30, 2005 (In U.S. Dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------------

                                      Price      Number of                Additional     Total      Retained           Total
                                       Per        Common          par       Paid-in     Capital     Earnings       Shareholders'
                                      Share       Shares         Value      Capital      Stock      (Deficit)         Equity
                                     --------------------------------------------------------------------------------------------
6/30/2003      Issued for mineral properties           50,000        $ 50                    $ 50                        $ 50
8/8/2003       Issued for cash        $0.008        3,000,000       3,000      21,000      24,000                      24,000
9/30/2003      Issued for cash        $0.03           250,000         250       7,250       7,500                       7,500
Net loss for the period from date
  of inception to December 31, 2003                                                                  (19,380)         (19,380)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                          3,300,000       3,300      28,250      31,550    (19,380)          12,170

Net loss for the year ended
  December 31, 2004                                                                                   (5,401)          (5,401)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                          3,300,000       3,300      28,250      31,550    (24,781)           6,769
Net loss for the six month period ended
  June 30, 2005                                                                                      (22,061)         (22,061)
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                              3,300,000      $3,300    $ 28,250     $31,550  $ (46,842)       $ (15,292)
=================================================================================================================================



    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

Note 1.    ORGANIZATION AND NATURE OF BUSINESS

         Goldstrike Inc. ("the Company") was incorporated on June 9, 2003 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the field of mineral exploration. June 9, 2003 is also the inception date of the Company.

         Going Concern
         These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $46,842 to June 30, 2005 and has working capital deficit of $15,292 as at June 30, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         Cash

         Cash consists of cash on deposit with the Company's bankers.

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

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

         Concentration of credit risk

         Financial instruments that potentially subject Goldstrike to a significant concentration of credit risk consists primarily of cash which is not collateralized. Goldstrike limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

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

         Other Comprehensive Income

         There is no other comprehensive income to June 30, 2005.

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         Foreign currency translation

         The accounts of Goldstrike are translated into US Dollars on the following basis:

         o Monetary assets and liabilities are translated at the current rate of exchange.
         o The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.
         o Gains or losses on remeasurement are recognized in current net income.
         o Gains or losses from foreign currency transactions are recognized in current net income.
         o Fixed assets are measured at historical exchange rates that existed at the time of the transaction.
         o Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.
         o There are no cumulative currency translation adjustments to June 30, 2005.

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

         General and Administration Expenses

         General and administration expenses are recorded on an accrual basis as incurred.

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         Mineral    property   acquisition   costs   and   deferred  exploration
         expenditures

         a) Mineral property acquisition cost are capitalized in accordance with FAS-141 subject, however to impairment pursuant to FAS-144. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while Goldstrike is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

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

         d) Expenses related to this property, including the abovementioned expenses, total $8,754 from date of inception.

Note 4.  INCOME TAXES

           There is a loss of $46,842 carried forward that may be applied towards future profits. The Company does not have any income tax liabilities during the current year and, accordingly, no income taxes are recorded. The potential income tax benefits associated with losses incurred by the Company have not been recorded in the accounts as future taxation as they are offset by valuation reserves due to uncertainty of utilization of tax losses.

           The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                                       June 30
                                         ------------------------------------
                                               2005                2004
                                         --------------       ---------------
           Deferred tax assets           $     15,926         $      7,771
           Valuation allowance           $    (15,926)        $     (7,771)
                                         --------------       ---------------
           Net deferred tax assets       $        -           $         -
                                         ==============       ===============

GOLDSTRIKE INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)
(Unaudited)
--------------------------------------------------------------------------------

Note 4.  INCOME TAXES (Cont'd)

           A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended June 30, 2005 and June 30, 2004 is as follows:

                                                  2005                2004
                                              --------------     ---------------
           Statutory federal income tax rate  $     15,926       $      7,771
           Valuation allowance                $    (15,926)      $     (7,771)
                                              --------------     ---------------
           Effective income tax rate          $        -         $         -
                                              ==============     ===============

Note 5.  FINANCIAL INSTUMENTS

           Goldstrike's financial instruments consist of cash and accounts payable and accrued liabilities and loan from related party. It is management's opinion that Goldstrike is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 6.  PENSION AND EMPLOYMENT LIABILITIES

           Goldstrike  does  not  have  liabilities  as at June  30,  2005,  for
           pension,   post-employment  benefits  or  post-retirement   benefits.
           Goldstrike does not have a pension plan.

Note 7.    RELATED PARTY TRANSACTIONS

           During the current quarter ended June 30, 2005, a loan of $10,000 was received from a related party. This loan bears no interest, is unsecured, and has no specific terms of repayment.

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

Item 2. Plan of Operation
--------------------------
In July 2005, we retained P & L Geological Services ("P&L") of Lac Le Jeune, British Columbia, to conduct the recommended first phase of exploration on the Goldstrike property located approximately 29 kilometers south-southeat of Blue River in north central British Columbia.

Based on its review and sampling of the Goldstrike property, P&L advised us as follows:

1. work to date have indicated that surface rock exposures known as the Bizar showing contain narrow veins that contain anomalous gold values;

2. attempts to drill under the Bizar showing were unsuccessful at intersecting any significant mineralization;

3. other bedrock and float exposures on the property were previously investigated for their mineral potential. Bedrock and float sampling indicates that low gold values are present within the host rocks. Drilling of two areas of anomalous bedrock and float geochemical features were unsuccessful at intersecting any significant mineralization;

4. rock samples submitted by P&L did not return value of significance for any metals of interest; and

5. the property can be considered at the early stage of exploration. There are no adjoining properties of significance located near to the Goldstrike property.

From the previous work performed on the Goldstrike property, and from property reconnaissance and sampling by P&L, indications are that the property does not host readily available aeras of significant mineralization for follow-up exploration. P&L further states that there are many properties available to us within British Columbia that might be ranked at a higher level of potential.

Based on its review of P&L's review of the Goldstrike property, our Board of Directors has decided not to conduct any further exploration on these mineral claims. We may consider bringing in a joint venture partner to provide funding for additional exploration on the property. However, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Goldstrike property.

Management intends to review other potential resource and non-resource assets for acquisition.

We anticipate spending the following over the next 12 months on administrative fees:

   *         $5,000 on legal fees
   *         $5,000 on accounting and audit fees
   *         $1,000 on EDGAR filing fees
   *         $500 on Transfer Agent fees
   *         $10,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $21,500.

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

Results Of Operations For Period Ending June 30, 2005

We did not earn any revenues during the period ending June 30, 2005. We incurred operating expenses in the amount of $22,061 for the six-month period ended June 30, 2005. These operating expenses were comprised of transfer agent and filing fees of $11,548, audit fees of $5,675, legal fees of $4,167, consulting fees of $428, loss on foreign exchange of $161 and bank charges of $82.

At June  30,  2005,  we had  $1,043  in cash on hand and  liabilities  totalling
$16,335.

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

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. This evaluation was conducted by Dr. Ken Cai and Dr. Yenyou Zheng, our chief executive officer and our principal accounting officer.

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

PART II- OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

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


SIGNATURES
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 24, 2005


Goldstrike Inc.


/s/ Dr. Ken Cai
------------------------------
Dr. Ken Cai, President