Form 10QSB
period 2005-09-30
GOLDSTRIKE INC
filed 2005-11-21
CIK 1273441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

                                         Commission file number 333-111656

                            GRAN TIERRA ENERGY, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                               Applied For
           ------                                               -----------
(State or other jurisdiction of                                (IRS Employer
  incorporation or organization)                            Identification No.)

                         10th Floor, 610-8th Avenue S.W.
                        Calgary, Alberta, Canada T2P 1G5
                        --------------------------------
                    (Address of principal executive offices)

                                 (403) 537-3218
                                 --------------
                   (Small business issuer's telephone number)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |_| No |X|

As of November 16, 2005, the latest practicable date, 21,816,980 of the issuer's common shares, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes |_| No |X|

                                TABLE OF CONTENTS



                                                                            Page

PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)

              Balance Sheet .................................................. 3

              Statements of Operations ....................................... 4

              Statement of Retained Earnings (Deficit) ....................... 5

              Statement of Cash Flows ........................................ 6

              Statement of Stockholders' Equity .............................. 7

              Notes to Financial Statements .................................. 8

         Item 2.   Plan of Operation..........................................16

         Item 3.   Controls and Procedures....................................18

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..........................................18

         Item 2.   Unregistered Sales of Equity Securities....................18

         Item 3.   Defaults Upon Senior Securities............................18

         Item 4.   Submission of Matters to a Vote of Security Holders........18

         Item 5.   Other Information..........................................19

         Item 6.   Exhibits...................................................19

SIGNATURES ...................................................................20

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(In U.S. Dollars)
================================================================================

                                                             September 30,   December 31,
                                    ASSETS                       2005            2004
                                                             -------------   ------------
                                                             (Unaudited -     (Audited)
                                                      Prepared by Management)

Cash                                                         $  1,497,161    $      7,399
Interest Receivable (Note 9)                                       60,449              --
Loan Receivable (Note 9)                                        6,655,198              --
-----------------------------------------------------------------------------------------
                                                             $  8,212,808    $      7,399
=========================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                     $      1,200    $        630
Loan from related party (Note 7)                                   35,040              --
-----------------------------------------------------------------------------------------
                                                                   36,240             630
-----------------------------------------------------------------------------------------

Capital Stock
   Authorized:
    75,000,000 common shares at $0.001 par value
   Issued and fully paid (Note 8)
    23,335,438 common shares
       par value                                                8,341,216           3,300
       additional paid-in capital                                  28,250          28,250
-----------------------------------------------------------------------------------------
                                                                8,369,466          31,550
Deficit, accumulated during the exploration stage                (192,898)        (24,781)
-----------------------------------------------------------------------------------------
                                                                8,176,568           6,769
-----------------------------------------------------------------------------------------
                                                             $  8,212,808    $      7,399
=========================================================================================

                                                           Going Concern: Note 1



   The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(In U.S. Dollars)
-------------------------------------------------------------------------------

                                   From Date
                                 of Inception            Nine Months                   Three Months
                                   On June 9,               Ended                           Ended
                                    2003 to             September 30,                   September 30,
                                 September 30,   ----------------------------    ----------------------------
                                     2005            2005            2004            2005           2004
                                 ------------    ------------    ------------    ------------    ------------

Interest Revenue                 $     60,449    $     60,449              --    $     60,449              --
-------------------------------------------------------------------------------------------------------------
                                 $     60,449    $     60,449              --    $     60,449              --

                                 $      8,754    $         --    $         --    $         --    $         --
-------------------------------------------------------------------------------------------------------------

Audit fees                              9,261           6,875             600           1,200              --
Bank charges                            1,594             120           1,021              38             369
Consulting fees                        57,675          57,675              --          57,247              --
Incorporation costs                       751              --              --              --              --
Legal fees                            156,066         148,827              --         144,660              --
Office costs                            2,482           1,136             910           1,136             284
Transfer agent and filing fees         15,806          13,510           1,441           1,962             358
Loss on foreign exchange                  958             423             515             262              --
-------------------------------------------------------------------------------------------------------------
                                      244,593         228,566           4,487         206,505           1,011
-------------------------------------------------------------------------------------------------------------
Total Expenses                        253,347         228,566           4,487         206,505           1,011
-------------------------------------------------------------------------------------------------------------
Net (Loss) for the Period        $   (192,898)   $   (168,117)         (4,487)   $   (146,056)         (1,011)
=============================================================================================================

Loss per share
Basic and Diluted                $      (0.05)   $      (0.04)   $       0.00    $      (0.02)   $       0.00
=============================================================================================================

Weighted Average Number of Common Shares Outstanding
Basic and Diluted                   3,642,654       4,359,343       3,300,000       6,443,485       3,300,000
=============================================================================================================



    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(In U.S. Dollars)
--------------------------------------------------------------------------------

                      From Date
                      of Inception        Nine Months                 Three Months
                      On June 9,             Ended                       Ended
                         2003 to          September 30,               September 30,
                      September 30, ------------------------    ------------------------
                         2005          2005          2004          2005          2004
                      ----------    ----------    ----------    ----------    ----------
Retained Earnings
(Defecit) beginning
of period             $       --    $  (24,781)   $  (19,380)   $  (46,842)   $  (22,856)

Net (Loss) for the
Period                  (192,898)     (168,117)       (4,487)     (146,056)       (1,011)
-----------------------------------------------------------------------------------------

Retained Earnings (Deficit)
end of period         $ (192,898)   $ (192,898)   $  (23,867)   $ (192,898)   $  (23,867)
=========================================================================================


    The Accompanying Notes are an Integral Part of These Financial Statements

GOLDSTRIKE INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
(In U.S. Dollars)
--------------------------------------------------------------------------------

                                                           From Date
                                                          of Inception            Nine Months                 Three Months
                                                           On June 9,                Ended                        Ended
                                                            2003 to               September 30,               September 30,
                                                          September 30,  ---------------------------   ---------------------------
                                                              2005           2005           2004           2005           2004
                                                          ------------   ------------   ------------   ------------   ------------

Net earnings (loss) for the period                        $   (192,898)  $   (168,117)  $     (4,487)  $   (146,056)  $     (1,011)
 Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
   Shares issued for mineral
     property expenses                                              50             --             --             --             --
 Changes in operating assets and liabilities, net of
    effects from acquired companies
   Share subscription receivable                                    --             --            626             --             --
   Account receivable                                          (60,449)       (60,449)        (5,000)       (60,449)            --
   Accounts payable & accrued liabilities                        1,200            570         (7,389)        (5,135)            --
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in)
Operating Activities                                          (252,097)      (227,996)       (16,250)      (211,640)        (1,011)
----------------------------------------------------------------------------------------------------------------------------------

Investing Activities                                                --             --             --             --             --
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Capital stock subscribed for cash                            8,369,416      8,337,916             --      8,337,916             --
Loan from related party                                         35,040         35,040           (500)        25,040
Loan to Gran Tierra                                         (6,655,198)     6,655,198)    (6,655,198)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in)
Financing Activities                                         1,749,258      1,717,758           (500)     1,707,758             --
----------------------------------------------------------------------------------------------------------------------------------
Cash increase (decrease)
During the Period                                            1,497,161      1,489,762        (16,750)     1,496,118         (1,011)

                                                                    --          7,399         20,033          1,043          4,294
----------------------------------------------------------------------------------------------------------------------------------
Cash, End of the Period                                   $  1,497,161   $  1,497,161   $      3,283   $  1,497,161   $      3,283
==================================================================================================================================

    The Accompanying Notes are an Integral Part of These Financial Statements

                                 GOLDSTRIKE INC.
                             (A Nevada Corporation)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                (In U.S. Dollars)
                                   (Unaudited)

Note 1.    ORGANIZATION AND NATURE OF BUSINESS

      Goldstrike Inc. (the "Company") was incorporated on June 9, 2003 in the State of Nevada, to pursue opportunities in the field of mineral exploration. June 9, 2003 is also the inception date of the Company.

Going Concern

      These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $192,898 to September 30, 2005 and has working capital of $8,176,568 as at September 30, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business. (See Note 8 Subsequent event)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

      These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States ("USGAAP").

Exploration stage company

      The Company is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

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

                                 GOLDSTRIKE INC.
                             (A Nevada Corporation)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                (In U.S. Dollars)
                                   (Unaudited)

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

Compensated absences

      Employees of the Company are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when paid to employees.

Net profit per share

      Goldstrike adopted Statement of Financial Accounting Standards No. 128 ("FASB 128") that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

                                 GOLDSTRIKE INC.
                             (A Nevada Corporation)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                (In U.S. Dollars)
                                   (Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Disclosure about fair value of financial instruments

      Goldstrike has financial instruments, none of which are held for trading purposes. Goldstrike estimates that the fair value of all financial instruments at September 30, 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentration of credit risk

      Financial instruments that potentially subject Goldstrike to a significant concentration of credit risk consists primarily of cash which is not collateralized. Goldstrike limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

      Other Comprehensive Income

      There is no other comprehensive income to September 30, 2005.

Foreign currency translation

      The accounts of Goldstrike are translated into US Dollars on the following basis:

      o Monetary assets and liabilities are translated at the current rate of exchange.
      o The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.
      o Gains or losses on re-measurement are recognized in current net income.
      o Gains or losses from foreign currency transactions are recognized in current net income.
      o Fixed assets are measured at historical exchange rates that existed at the time of the transaction.
      o Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.
      o There are no cumulative currency translation adjustments to September 30, 2005.

                                 GOLDSTRIKE INC.
                             (A Nevada Corporation)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                (In U.S. Dollars)
                                   (Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock-based Compensation

      In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in financial information.

      The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To September 30, 2005 the Company has not granted any stock options.

      The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.


      The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.


      No disclosures relating to stock based compensation have been included with the accompanying financial statements, as no stock options have been granted to directors and employees.

                                 GOLDSTRIKE INC.
                             (A Nevada Corporation)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                (In U.S. Dollars)
                                   (Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

                                 GOLDSTRIKE INC.
                             (A Nevada Corporation)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                (In U.S. Dollars)
                                   (Unaudited)

Note 3. MINERAL PROPERTIES

      On June 30, 2003, Goldstrike signed a Mineral Property Sale Agreement with Joseph Eugene Leopold Lindinger ("Eugene"), whereby Goldstrike acquired a 100% undivided interest in the BIZ Properties (BIZ1, BIZ2, BIZ6 and BIZ7 (Tenure Number 366276, 369518, 369719 and 370056)), located in the
      Kamloops Mining Division, in the Province of British Columbia, Canada, and Goldstrike agreed to the following terms and conditions:

      a) Pay to Eugene $3,584 and issue to Eugene 50,000 common shares (issued) at the price of $0.001 per share for $50 on execution of the agreement, for a total of $3,634.

      b) Within the 120 day period after the effective date of June 30, 2003, pay $2,514 to Eugene to complete an assessable exploration work program of sufficient value in order to maintain the property for at lease one year past the current claim expiry date. Within 90 days of the current claim expiry date of November 1, 2003, pay an additional $2,286 for the remainder of the completed work program and a completed assessment report.

      c) Pay all applicable claim maintenance recording fees as part of the property maintenance requirements.

      d) Pay expenses related to this property, including the abovementioned expenses, total $8,754 from date of inception.

Note 4. INCOME TAXES

      There is a loss of $192,898 carried forward that may be applied towards future profits.

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

      The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                                       September 30,
                                                 ------------------------
                                                   2005            2004
                                                 --------        --------
      Deferred tax assets                        $ 65,585        $  8,115
      Valuation allowance                         (65,585)         (8,115)
                                                 --------        --------
      Net deferred tax assets                    $     --              $-
                                                 --------        --------

                                 GOLDSTRIKE INC.
                             (A Nevada Corporation)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                (In U.S. Dollars)
                                   (Unaudited)

Note 4. INCOME TAXES (Cont'd)

      A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense is as follows:

                                                          September 30,
                                                        -----------------
                                                         2005       2004
                                                        ------     ------
      Statutory federal income tax rate                 -34.0%     -34.0%
      Valuation allowance                                 34.0%      34.0%
                                                        ------     ------
      Effective income tax rate                            0.0%       0.0%
                                                        ======     ======

Note 5. FINANCIAL INSTRUMENTS

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

Note 6. PENSION AND EMPLOYMENT LIABILITIES

      Goldstrike does not have liabilities as at September 30, 2005, for pension, post-employment benefits or post-retirement benefits. Goldstrike does not have a pension plan.

Note 7. RELATED PARTY TRANSACTIONS

      During the current quarter ended September 30, 2005, a loan of $35,040 was received from a related party who is a Director and Officer of the Company. This loan bears no interest, is unsecured, and has no specific terms of repayment.

Note 8 SHARE ISSUANCE

      During the period, the Company entered into discussions with Gran Tierra Energy, Inc ("Gran Tierra") regarding the possibility of a business combination involving the two companies (see Note 10). Gran Tierra is a private international oil and gas exploration and production company, incorporated in Alberta, Canada. To facilitate the discussions, the Company determined to provide financing to Gran Tierra to enable Gran Tierra to consummate certain property acquisitions in Argentina for a purchase price of approximately $7,000,000 (the "Argentine Acquisition"). The Company derived the funds necessary to provide this financing from the proceeds of the initial closing of a private offering of its securities.

      As of September 30, 2005, a total of 10,422,395 units ("Units") were sold in connection with the private offering at the purchase price of $0.80 per Unit. The Units consisted of one share of the common stock of the Company and one warrant to purchase one-half of one share of common stock of the Company at an exercise price of $0.625 per one-half share. Proceeds from the offering totaled $8,337,916.

                                 GOLDSTRIKE INC.
                             (A Nevada Corporation)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                (In U.S. Dollars)
                                   (Unaudited)

Note 8 SHARE ISSUANCE (Cont'd)

      On August 30, 2005, the Company's Board of Directors approved a stock dividend for the purpose of affecting a 3.91304347826 for 1 stock split of the issued shares of common stock of the Company, resulting in the issuance of 9,613,043 shares. The record date and payment date on the dividend was August 31, 2005.

Note 9 LOAN AND INTEREST RECEIVABLE

      The Company's financing of the Argentine Acquisition was evidenced by a loan agreement (the "Bridge Loan Agreement"), dated as of September 1, 2005, pursuant to which the Company agreed to make loans to Gran Tierra in an amount up to the proceeds received in the private placement offering of Units (the "Loan Commitment"). At September 30, 2005, the amount of the Loan Commitment was $8,337,916. On the execution and delivery of the Loan Agreement, Gran Tierra borrowed $6,665,198.30 under the Bridge Loan Agreement. The note evidencing the loans made to Gran Tierra bears interest at a rate of 9% per annum on the amount of the Loan Commitment and is payable monthly. At September 30, 2005, this interest amount is accrued.

Note 10. SUBSEQUENT EVENTS

      With reference to Note 8, there was an additional closing of the private placement offering of Units on October 7, 2005 and an additional private offering of Units which closed on October 28, 2005, the proceeds of which were used to provide additional working capital to Gran Tierra.

      With reference to Note 9, effective as of the date of the additional closing of the private placement offering, the Loan Commitment was increased from $8,337,916 to $9,313,492, and Grand Tierra borrowed an additional $800,000 under the Bridge Loan Agreement. Effective as of the date of the additional closing of the private placement offering, the Loan Commitment was increased from $9,313,492 to $10,313,492, and Grand Tierra borrowed an additional $700,000 under the Bridge Loan Agreement.

      On November 10, 2005, pursuant to a share purchase agreement among the Company, Gran Tierra and holders of shares of capital stock in Gran Tierra, and an assignment agreement between the Company and Goldstrike Exchange Co. ("Exchangco"), a Canadian corporation indirectly-owned by the Company, the Company acquired 96.03% of the outstanding shares of capital stock in Gran Tierra in exchange for which, each Gran Tierra stockholder, at their election, received either 1.5873016 shares of common stock of Goldstrike or 1.5873016 shares of exchangeable stock of Goldstrike Exchange Co, and the Company changed its name to Gran Tierra Energy Inc. (the "Share Exchange"). Exchangeco intends to carry out a compulsory acquisition transaction in accordance with the Business Corporations Act to acquire the Gran Tierra shares not already acquired as the result of the share purchase. After completion of such transaction, Gran Tierra will become a indirectly-owned subsidiary of the Company.

                                 GOLDSTRIKE INC.
                             (A Nevada Corporation)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                (In U.S. Dollars)
                                   (Unaudited)

Note 10. SUBSEQUENT EVENTS (Cont'd)

      In conjunction with the closing of the Share Exchange, 2,347,827 shares of common stock of the Company previously owned by Dr. Ken Cai were retired.

      Simultaneous with the consummation of the Share Exchange, the Company, Gran Tierra, Goldstrike Callco, a corporation incorporated under the laws of Alberta Canada ("Callco") and Olympia Trust Company, a Canadian corporation (the "Trustee") executed a voting exchange and support agreement to make provision for and establish a procedure whereby voting rights in the Company will be exercisable by the Trustee for the benefit of the holders of exchangeable shares. The Company issued to the Trustee, for the benefit of the beneficiaries, one share of special voting stock, at $.001 par value and Callco granted to the Trustee the right, under certain circumstances, to require Callco to purchase the exchangeable shares.

      Immediately prior to the Share Exchange, the Company transferred to Goldstrike Leasco Inc., a newly-formed Nevada corporation wholly owned by the Company ("Leaseco") all of the Company's rights and interests in the Mineral Property Sale Agreement previously entered into by the Company. The Mineral Property Sale Agreement was filed by the Company with the Securities and Exchange Commission on March 24, 2005.

      Simultaneous with the closing of the Share Exchange, upon the terms and conditions of a split-off agreement (the "Split-off Agreement") among the Company, Leasco, Dr. Yenyou Zheng (the "Split-off Purchaser") and Gran Tierra, the Company sold all the issued and outstanding shares of capital stock of Leasco to the Split-off Purchaser in exchange for all of the shares of common stock owned by the Split-off Purchaser and the assumption by the Split-off Purchaser of all responsibilities for any debts, obligations and liabilities of Leasco.

      In connection with the consummation of the Share Exchange, the address of our principal executive offices was changed to 10th Floor, 610-8th Avenue S.W., Calgary, Alberta, Canada T2P 1G5 and the telephone number of our executive offices was changed to (403) 537-3218.

      With reference to Note 8 and Note 9 and in connection with the consummation of the Share Exchange, the bridge loan and accrued interest amounts were forgiven.

Item 2: Plan of Operation

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the consolidated financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

We were incorporated in the State of Nevada on June 9, 2003 under the name Goldstrike, Inc. to pursue opportunities in the field of mineral exploration. On June 30, 2003, pursuant to a Mineral Property Sale Agreement, we acquired a 100% undivided mineral interest in properties located in the Province of British Columbia, Canada (the "Goldstrike Property").

In July 2005, we retained P & L Geological Services ("P&L") to conduct the first phase of exploration on the Goldstrike Property. On its review and sampling, P&L indicated that the Goldstrike Property did not host readily available areas of significant mineralization for follow-up exploration. Based on P&L's report, Goldstrike decided not to conduct any further exploration on these mineral claims and began to review other potential resource and non-resource assets for acquisition.

On November 10, 2005, pursuant to a share purchase agreement among the Company, Gran Tierra Energy Inc., an Alberta corporation ("Gran Tierra Alberta") and holders of shares of capital stock in Gran Tierra Alberta and an assignment agreement between the Company and Goldstrike Exchange Co, a Canadian corporation indirectly-owned by the Company ("Exchangeco"), Exchangeco acquired 96.03% of the outstanding shares of capital stock in Gran Tierra Alberta ("Gran Tierra Shares") in exchange for which each stockholder of Gran Tierra Alberta, at their election, received either 1.5873016 shares of common stock of the Company ("Common Stock") or 1.5873016 shares of exchangeable stock of Exchangeco ("Exchangeable Shares"); and the Company changed its name from Goldstrike, Inc. to Gran Tierra Energy Inc. (referred to hereinafter as the "Company" or "Gran Tierra") (the "Share Purchase"). Exchangeco intends to carry out a compulsory acquisition transaction in accordance with the Business Corporations Act (Alberta) to acquire the Gran Tierra Shares not already acquired as the result of the Share Purchase. After completion of such transaction, Gran Tierra Alberta will become an indirectly-owned subsidiary of the Company.

Gran Tierra Alberta is a private international oil and gas exploration and production company, incorporated in Canada in January 2005 that commenced business activity in May 2005 with capital obtained through its initial financing of approximately $1.8 million. Gran Tierra Alberta was founded to capitalize on the experience of its management team, to access exploration and development opportunities and leverage strategic relationships to build a diverse international oil and gas company, initially focusing on business opportunities in South America with the intent to expand its activities in the future into North Africa, the Middle East and Southeast Asia.

On September 1, 2005, Gran Tierra Alberta acquired certain interests in producing and non-producing properties in Argentina consisting of a 14% participation in several producing oil fields governed by a single joint venture, and a 50% interest in two additional properties.

On August 31, 2005 the Company's president, C.E.O and a director, Dr. Ken Cai, resigned from these positions. Dr. Jeff Yenyou Zheng was appointed president and C.E.O. On September 1, 2005, Greg Yanke was appointed as a director. On November 2, 2005, Dr. Yenyou Zheng, resigned from his positions. On November 2, 2005, we appointed Greg Yanke as our president, chief executive officer, secretary and treasurer. The current members of the Board of Directors and management team assumed their positions concurrent with the Share Purchase consummated on November 10, 2005.

Capital expenditures for the Palmar Largo joint venture, the most significant property acquired in Argentina, have been unusually high in 2005 due principally to the drilling of two wells, contributing to a capital budget of approximately $20.8 million for the year ($2.9 million for a 14% share). Gran Tierra's share of expenditures to December 31, 2005 is expected to be approximately $2.2 million and is being funded partly from cash flow and partly from available cash. Following the completion of the second well expected in December 2005, cash flow surpluses are expected to return. Plans for the Palmar Largo joint venture for 2006 include a modest expenditure budget, with no additional drilling. The preliminary capital budget for 2006 is $1.2 million to Gran Tierra.

Gran Tierra Alberta completed its initial equity financing to acquire funds for general and administrative expenses incurred as it assessed opportunities and identified an appropriate first acquisition. We completed a private placement offering via Goldstrike, the proceeds of which were used to fund the Argentine acquisition and provide additional working capital. Operating cash flow generated by the Argentina properties will allow Gran Tierra to expand its activities and capabilities by hiring additional staff.

We plan on continuing to assess opportunities and identify appropriate acquisitions. Current acquisition targets include "tuck-in" opportunities in Argentina as well as acquisitions which will provide us with new country entries. Identification and successful completion of such acquisitions will provide additional cash flow which will allow us to expand our activities and capabilities, assume a role as an operator and advance exploration and development opportunities.

We expect an increase in general and administrative expenditures to approximately $200,000 per month, equivalent to expected operating cash flow. We have expanded our staff in Calgary from three to six employees with additions in the areas of geoscience, accounting and administration, and are targeting one or two additional hires. We are establishing an office in Buenos Aires, Argentina and our Vice President of Latin America is re-locating from Quito, Ecuador. Our staff complement in Buenos Aires is expected to increase to three before year-end, with an operational focus. We are targeting two additional hires in Buenos Aires early in 2006.

We expect our net cash position to stabilize in January 2006 (following the drilling of the Palmar Largo well). A portion of Gran Tierra's current cash balance will cover the projected cash deficit to that time.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

      Our former chief executive officer and principal accounting officer, Dr. Yenyou Zheng, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

      Based upon his evaluation of our controls, Dr. Yenyou Zheng has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)   Changes in Internal Control over Financial Reporting

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds

None

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

--------------------------------------------------------------------------------------------------------------------
Exhibit No.      Description                                      Incorporated by Reference to Filings Indicated
--------------------------------------------------------------------------------------------------------------------
3.1              Articles of Incorporation                        Exhibit 3.1 to Company's Annual Report on Form
                                                                  10-KSB filed on March 24, 2005
--------------------------------------------------------------------------------------------------------------------
3.2              Certificate Amending Articles of Incorporation   Exhibit 3.2 to Company's Annual Report on Form
                                                                  10-KSB filed on March 24, 2005
--------------------------------------------------------------------------------------------------------------------
3.3              Bylaws                                           Exhibit 3.3 to Company's Annual Report on Form
                                                                  10-KSB filed on March 24, 2005
--------------------------------------------------------------------------------------------------------------------
3.4              Certificate Amending Articles of Incorporation   Exhibit 3.4 to Company's Current Report on Form
                                                                  8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
4.1              2005 Equity Incentive Plan                       Exhibit 10.11 to Company's Current Report on
                                                                  Form 8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.1             Share Purchase Agreement                         Exhibit 10.1 to Company's Current Report on Form
                                                                  8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.2             Assignment Agreement                             Exhibit 10.2 to Company's Current Report on Form
                                                                  8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.3             Voting Exchange and Support Agreement            Exhibit 10.3 to Company's Current Report on Form
                                                                  8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.4             Split Off Agreement                              Exhibit 10.4 to Company's Current Report on Form
                                                                  8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.5             Employment Agreement between the Company and     Exhibit 10.5 to Company's Current Report on Form
                 Dana Coffield                                    8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.6             Employment Agreement between the Company and     Exhibit 10.6 to Company's Current Report on Form
                 James Hart                                       8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.7             Employment Agreement between the Company and     Exhibit 10.7 to Company's Current Report on Form
                 Max Wei                                          8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.8             Employment Agreement between the Company and     Exhibit 10.8 to Company's Current Report on Form
                 Rafael Orunesu                                   8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
31.1             Rule   13a-14(a)/15d-14(a)   Certification   of
                 Chief Executive Officer*
--------------------------------------------------------------------------------------------------------------------
31.2             Rule   13a-14(a)/15d-14(a)   Certification   of
                 Chief Executive Officer*
--------------------------------------------------------------------------------------------------------------------
32               Section 1350 Certifications*
--------------------------------------------------------------------------------------------------------------------

----------------
* filed herewith

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on November 21, 2005.

                                                    GRAN TIERRA ENERGY, INC.

                                                    /s/ Dana Coffield
                                                    ----------------------------
                                                    By: Dana Coffield
                                                    Its: Chief Executive Officer


                                                    /s/ James Hart
                                                    ----------------------------
                                                    By: James Hart
                                                    Its: Chief Financial Officer

EXHIBIT INDEX

--------------------------------------------------------------------------------------------------------------------
Exhibit No.      Description                                      Incorporated by Reference to Filings Indicated
--------------------------------------------------------------------------------------------------------------------
3.1              Articles of Incorporation                        Exhibit 3.1 to Company's Annual Report on Form
                                                                  10-KSB filed on March 24, 2005
--------------------------------------------------------------------------------------------------------------------
3.2              Certificate Amending Articles of Incorporation   Exhibit 3.2 to Company's Annual Report on Form
                                                                  10-KSB filed on March 24, 2005
--------------------------------------------------------------------------------------------------------------------
3.3              Bylaws                                           Exhibit 3.3 to Company's Annual Report on Form
                                                                  10-KSB filed on March 24, 2005
--------------------------------------------------------------------------------------------------------------------
3.4              Certificate Amending Articles of Incorporation   Exhibit 3.4 to Company's Current Report on Form
                                                                  8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
4.1              2005 Equity Incentive Plan                       Exhibit 10.11 to Company's Current Report on
                                                                  Form 8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.1             Share Purchase Agreement                         Exhibit 10.1 to Company's Current Report on Form
                                                                  8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.2             Assignment Agreement                             Exhibit 10.2 to Company's Current Report on Form
                                                                  8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.3             Voting Exchange and Support Agreement            Exhibit 10.3 to Company's Current Report on Form
                                                                  8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.4             Split Off Agreement                              Exhibit 10.4 to Company's Current Report on Form
                                                                  8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.5             Employment Agreement between the Company and     Exhibit 10.5 to Company's Current Report on Form
                 Dana Coffield                                    8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.6             Employment Agreement between the Company and     Exhibit 10.6 to Company's Current Report on Form
                 James Hart                                       8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.7             Employment Agreement between the Company and     Exhibit 10.7 to Company's Current Report on Form
                 Max Wei                                          8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
10.8             Employment Agreement between the Company and     Exhibit 10.8 to Company's Current Report on Form
                 Rafael Orunesu                                   8-K filed on November 10, 2005
--------------------------------------------------------------------------------------------------------------------
31.1             Rule   13a-14(a)/15d-14(a)   Certification   of
                 Chief Executive Officer*
--------------------------------------------------------------------------------------------------------------------
31.2             Rule   13a-14(a)/15d-14(a)   Certification   of
                 Chief Executive Officer*
--------------------------------------------------------------------------------------------------------------------
32               Section 1350 Certifications*
--------------------------------------------------------------------------------------------------------------------

* filed herewith