Form 10KSB
period 2005-12-31
GRAN TIERRA ENERGY, INC.
filed 2006-03-10
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

GRAN TIERRA ENERGY INC.
(f/k/a GOLDSTRIKE INC.)
(Exact name of registrant as specified in its charter)

Nevada	333-111656	98-0479924
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer
incorporation or organization)		Identification No.)

300, 611-10TH AVENUE S.W. FLOOR, 610-8TH AVENUE S.W.	(403) 265-3221	T2R 0B2
CALGARY, ALBERTA	(Telephone Number)	(Zip Code)
CANADA
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. ☑

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

The issuer’s revenues for the year ended December 31, 2005 were approximately $1,059,297.

The aggregate market value, based on the average bid and asked prices on NASD’s OTC Bulletin Board on March 7, 2006, of the voting common stock, par value $0.001 per share, held by non-affiliates of the Registrant as of March 7, 2006 was approximately $112,168,000. The determination of aggregate market value includes 17,142,857 exchangeable shares (described further below). For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

On March 7, 2006, the total number of outstanding shares of our common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc. (our subsidiary known as Goldstrike Exchange Co.), which are exchangeable into our common stock, was 44,547,612. Of this total, there were outstanding 27,404,755 shares of common stock and 17,142,857 shares of common stock issuable upon the exchange of exchangeable shares. In addition, we had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra. The special voting stock generally votes together with the common stock on all matters on which the holders of our common are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format. Yes ☐No ☒.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains "forward-looking" information within the meaning of the federal securities laws. This report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

Item 1. Description of Business.

On November 10, 2005 (the “Closing Date”), Goldstrike Inc. (“Goldstrike”), the previous public reporting entity, Gran Tierra Energy Inc., a privately held Canadian corporation (“Gran Tierra Canada”) and the holders of Gran Tierra Canada’s capital stock entered into a share purchase agreement, and Goldstrike and Gran Tierra Goldstrike, Inc. (“Goldstrike Exchange Co.”), a Canadian subsidiary of Goldstrike, entered into an assignment agreement. In these two transactions, the holders of Gran Tierra Canada’s capital stock acquired shares of either Goldstrike common stock or exchangeable shares of Goldstrike Exchange Co., and Goldstrike Exchange Co. acquired substantially all of Gran Tierra Canada’s capital stock. Additionally, Goldstrike changed its name to Gran Tierra Energy Inc. and adopted the management and business operations of Gran Tierra Canada, remaining incorporated in the State of Nevada. Following this transaction, Goldstrike Exchange Co. acquired the remaining shares of Gran Tierra Canada outstanding after the initial share exchange for shares of common stock of Gran Tierra Energy Inc. using the same exchange ratio as used in the initial exchange transaction, and Gran Tierra Canada became a wholly-owned subsidiary of Gran Tierra Energy Inc. This transaction is accounted for as a reverse takeover of Goldstrike Inc. by Gran Tierra Canada.

Company Overview

Gran Tierra Energy Inc. (“Gran Tierra” or “we” “us” or “our”) is in the early stages of its growth. The former Gran Tierra Canada was formed by an experienced management team in early 2005, which collectively has over 100 years of hands-on experience in oil and natural gas exploration and production in most of the world’s principal petroleum producing regions. The objective of Gran Tierra is to acquire and exploit international opportunities in oil and natural gas exploration, development and production, focusing on South America. We made our initial acquisition of oil and gas producing and non-producing properties in Argentina in September 2005 for a total purchase price of approximately $7 million.

Gran Tierra’s growth strategy focuses on establishing a portfolio of producing properties, development and exploration opportunities in South America, by selective acquisitions, to provide a base for continued growth through drilling. Principal countries of interest include Argentina, Colombia and Peru. Gran Tierra’s current interests in Argentina are in the form of participations in joint ventures/concessions operated by other companies. We hold these interests and manage activities through a wholly-owned subsidiary incorporated in Argentina and maintain a corporate office in Buenos Aires. We market our own share of crude oil and natural gas, selling these products into the domestic market.

Industry Introduction

The international oil and gas industry is extremely diverse and offers distinct opportunities for companies in different countries. The fundamentals of the industry, however, are common:

▪
Oil and gas reserves tend to be distributed in a pyramid pattern. The distribution of oil and gas reserves is generally depicted as a “pyramid” with the greatest number of fields being smaller fields and with very few large fields. Because of their size, the large fields are more easily located - most have already been discovered and tend to be, though are not always, the most economical to produce.

▪
Oil and gas companies tend to be distributed in a pyramid pattern. Oil and gas companies tend to be distributed in a pattern that is similar to that of oil and gas reserves. There are many small companies and few very large companies. Large companies tend to operate at the top of the resource pyramid, where rewards are larger but fewer. Smaller companies tend to operate at the base of the resource pyramid, where rewards are smaller but plentiful. Furthermore, large companies tend to divest smaller, non-core assets as they grow, and tend to acquire smaller companies that have reached a critical mass, perpetuating a cycle of growth.

▪
In a mature producing area with a mature industry, the entirety of the resource pyramid is being explored and developed by both small and large oil and gas companies. Maturity is typically a function of time and market forces. Government policy can have an important role, encouraging or discouraging the full potential of the resource base and industry.

▪
The general consensus of the energy industry is that higher oil prices are not a short-term phenomenon. According to the NYMEX futures exchange, which represents the market’s view on future prices, oil prices in excess of $60 per barrel can be expected for the next seven years (February 13, 2006 quotations).

▪
By its nature, finding and producing oil and gas is a risky business. Oil and gas deposits may be located miles below the earth’s surface. There is no guarantee, despite the sophistication of modern exploration techniques, that oil or gas will be present in a particular location without drilling. Additionally, there is no guarantee that a discovery will be commercially viable without follow up drilling, nor can there be any guarantee that such follow up drilling will be successful. There is also no guarantee that reserves once established will produce at expected rates. Furthermore, adverse political events and changing laws/regulations can threaten the economic viability of oil and gas activity, the safety and security of workers, or the reputation of a company that conducts business outside of more stable countries. The effective management of risk is integral to the oil and gas industry.

▪
The oil and gas industry is capital intensive. Investment decisions are based on long time horizons - the typical oil and gas project has a life of greater than 20 years. Economics and value are based on a long-term perspective.

▪
The production profile for a substantial majority of oil and gas reservoirs is a declining trend. Production from an oil or gas field with a fixed number of wells declines over time. That decline rate varies depending on the reservoir and well/development characteristics but in general, steepest declines are earlier in the production life of the field. Typically, production falls to a point where revenues are insufficient to cover operating costs (the project reaches its economic limit) and the field is abandoned.

▪
Production levels in a field can be maintained by more intensive drilling and/or enhancement of existing wells and such efforts are usually made to offset the natural decline in production. A low price environment, budgetary constraints or lack of imagination can prevent companies from taking appropriate action, however. This can present a significant opportunity for new operators in a high price environment.

New Opportunities for Smaller Companies

Several forces are at work in today’s energy industry which provide a significant opportunity for smaller companies, like Gran Tierra. The greatest opportunity is in countries where resource opportunities have been undervalued or overlooked or have been considered immaterial or uneconomic by larger companies, and/or where governments are moving to realize the potential at the base of the resource pyramid by attracting smaller companies.

Company Business Plan

Our plan is to build an international oil and gas company, sensibly and aggressively, by positioning in countries where a smaller company can proliferate. Our initial focus is South America, specifically Argentina, Colombia and Peru.

Gran Tierra is applying a two-pronged approach to growth, establishing a base of production, development and exploration assets by selective acquisitions and achieving future growth through drilling. We intend to duplicate this business model across countries in South America and across regions within these countries, continually.

A key to our business plan is positioning - being in the right place at the right time with the right resources. The fundamentals of this strategy are described in more detail below:

▪	Position in countries that are welcoming to foreign investment, that provide attractive fiscal terms and/or offer opportunities that have been previously ignored or undervalued;

The pace of oil and gas exploration and development in countries around the world is dictated by geology and market forces and the intermediary impact of government policy and regulation. These factors have combined today to create opportunities in South America. The initial countries of interest to Gran Tierra are Argentina - where activity has historically been dominated by the national oil company; Colombia - which has restructured its energy policies to appeal to smaller foreign companies; and Peru - which is entering a new phase of exploration activity.

▪	Engage qualified, experienced and motivated professionals;

Gran Tierra’s management consists of three senior international oil and gas professionals most recently with EnCana Corporation of Canada and a fourth member most recently with Pluspetrol in South America. The management team represents over 100 years of broad and progressive international experience, in South America and across the globe. International experience provides an awareness of the fundamentals of opportunity and risk, of problems and resolutions, of what can or cannot be done by when, and what resources are needed to get the job done. It also brings with it a network of professional relationships that can be drawn upon to bring new business to Gran Tierra.

The qualifications of our board of directors complement the international experience of the management team, providing an entrepreneurial, financial and market perspective of the business of Gran Tierra by a group of individuals with successful track records overseeing the strategic growth of development stage public and private companies. In addition, the board is responsible for overseeing our financial reporting and corporate governance policies and reviewing management's compensation.

As of February 28, 2006, we had twelve full-time employees, six in Calgary and six in Buenos Aires. All employees had previously worked with members of our management team; six employees were formerly with EnCana Corporation. Qualified geophysicists, geologists and engineers are in short supply in today’s market; our management has demonstrated the ability to attract qualified professionals.

Our success equally depends on a strong support network in the legal, accounting and finance disciplines, both at a corporate level and a local level. Gran Tierra’s aggressive business plan means a succession of acquisition and operating agreements in addition and concurrent financings, all requiring significant outside support. We have quickly transitioned from a private company with no employees in January 2005, through an initial acquisition in September, to a share exchange and trading in the US market in November 2005, and subsequent transactions, and we intend to maintain this pace. Our accomplishments to date are an indication of the capabilities of our support network.

▪	Establish an effective local presence;

Our management believes that establishing an effective local presence is essential for success - one that is familiar with the local operating environment, with the local oil and gas industry and with local companies and governments in order to establish and expand business in the country. We have established our office in Buenos Aires and have engaged qualified and respected local management and professionals. We intend to establish offices in all countries where we operate. We expect our presence in Buenos Aires will bring new and increasing opportunities to Gran Tierra.

▪	Create alliances with companies that are active in areas and countries of interest, and consolidate initial land/property positions;

Our initial acquisitions in Argentina and our subsequent presence in Buenos Aires have brought us to the attention of other companies in the country, including partners, former employers and associates. We hope to build on these business relationships to bring other opportunities to Gran Tierra, and we expect to continue to build new relationships in the future. Such cooperation effectively multiplies our business development initiatives and develops synergies within the local industry.

▪	Build a balanced portfolio of production, development, step-out and more speculative exploration opportunities;

Our initial acquisition in Argentina provided a base of production to provide immediate cash flow and upside drilling potential. We are now focusing on expansion opportunities in Argentina and entry opportunities in Colombia and Peru, which are expected to include both low and higher risk projects, with working interests that achieve an optimal balance of risk and reward.

The most effective risk mitigation in international oil and gas is diversification, and the highest chance of success results from a diverse portfolio of independent opportunities. We are moving purposefully in this regard.

▪	Assess and close opportunities expeditiously;

We assess many oil and gas opportunities before we move to advance one; it is necessary to assess the technical, economic and strategic merits quickly in order to focus our efforts. This approach to business often provides a competitive advantage. During 2005, we evaluated more than 70 potential acquisition opportunities.

▪	Do business in familiar countries with familiar people and familiar assets.

Our business model is a bringing together of peoples’ knowledge and relationships into a single entity with a single purpose. We cannot compete with the international oil and gas industry on an open tender basis. Assets and opportunities that are offered globally will receive a premium price and chance of success for any one bidder is low. Our approach is based on niche opportunities for buyer and seller, where the combination of our strategic relationships, established technical know-how and access to capital provide a compelling opportunity to act opportunistically.

Proprietary Deal Flow

Our access to opportunities stems from a combination of experience and industry relationships of the management team and board of directors, both within and outside of South America. Deal flow is critical to growing a portfolio efficiently and effectively, to capitalize on Gran Tierra’s capabilities today, and into the future as we grow in scale and our needs evolve.

Company Financial Fundamentals

A brief discussion of our financial fundamentals is provided below. Potential investors are encouraged to read the following information in conjunction with all of the other information provided in this annual report on Form 10-KSB.

Our financial results present the former Gran Tierra Canada as the predecessor company in the share exchange with Goldstrike on November 10, 2005. The financial performance of the former Goldstrike was eliminated at consolidation. Gran Tierra financials therefore present the activities of the former Gran Tierra Canada before the share exchange, including the initial Argentina acquisition on September 1, 2005.

Financial results for 2005 are defined by three principal events: the Argentina acquisitions on September 1, 2005 a series of private placements of common stock of Gran Tierra associated with the acquisitions, and the share exchange between the former holders of common shares of Goldstrike Inc. and Gran Tierra Energy Inc. on November 10, 2005.

The Argentina Acquisitions

We acquired participating interests in three joint ventures on September 1, 2005. We made a formal offer to purchase the Argentina assets of Dong Won S.A (Argentinean branch of the Korean company) on May 30, 2005, that was accepted on June 22, 2005. The total acquisition cost was approximately $7 million. Our initial offer covered interests in five properties; preferential acquisition rights were exercised on two properties but the major property of interest to Gran Tierra and two minor properties became available to us. All properties are located in the Noroeste Basin region of Northern Argentina.

▪	Palmar Largo Joint Venture - Gran Tierra participation 14%, Pluspetrol (Operator) 38.15%, Repsol YPF 30%, Compañía General de Combustibles (“CGC”) 17.85%.
▪	Nacatimbay Concession - Gran Tierra participation 50%, CGC (Operator) 50%.
▪	Ipaguazu Concession - Gran Tierra participation 50%, CGC (Operator) 50%.

Palmar Largo is the principal property, producing approximately 330 barrels per day of oil net to Gran Tierra (before royalties). Acquisition cost for Palmar Largo was $6,969,659 and translated to a cost of $9.89 per barrel of proved reserves based on an estimate of remaining proven reserves of 705,000 (net before royalties) at June 1, 2005. Minor volumes of natural gas and associated liquids are produced from a single well at Nacatimbay; the Ipaguazu property is non-producing. Total acquisition cost for these two properties was $63,055.

Financing

The initial seed round of financing for the former Gran Tierra Energy (the Canadian company) occurred in April and June 2005, raising approximately $1.9 million to fund our initial activities. Gran Tierra had no oil and gas revenue until September 1, 2005. We made a series of private placements of common shares beginning on August 31, 2005 to fund the Argentina acquisitions and to provide general working capital. A total of approximately $11.4 million was initially raised during 2005 from the issuance of approximately 14.3 million units consisting of one share of Gran Tierra at $0.80 per share plus one warrant to purchase one-half share at $0.625 per half-share. At December 31, 2005, our outstanding cash balance was approximately $2.2 million.

The Share Exchange

The share exchange between Goldstrike Inc. and the shareholders of the former Gran Tierra Energy Inc. (the Canadian corporation) occurred on November 10, 2005, bringing the assets, management, business operations and business plan of the former Gran Tierra into the framework of the company formerly known as Goldstrike Inc., a publicly traded company.

Markets and Competition

We market our own share of production in Argentina. Production from Palmar Largo is a high quality oil and is transported by pipeline and truck to a nearby refinery. Prices are defined by a multi-year contract. Minor volumes of natural gas and liquids from Nacatimbay are also sold locally. All sales are denominated in pesos but refer to reference or base prices in US dollars.

The oil and gas industry is highly competitive. We face competition from both local and international companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources that exceed those of Gran Tierra, and we believe that such companies have a competitive advantage in these areas.

Regulation

The oil and gas industry in Argentina (and in South America) is heavily regulated. Rights and obligations with regard to exploration and production activities are explicit for each project; economics are governed by a royalty/tax regime. Various government approvals are required for property acquisitions and transfers, including, but not limited to, meeting financial and technical qualification criteria in order to be certified as an oil and gas company in the country. Oil and gas concessions are typically granted for fixed terms with opportunity for extension. Concession rights for our principal property - Palmar Largo - extend to the year 2017 and may be extended an additional ten years. The Nacatimbay concession currently expires in 2022 and the Ipaguazu concession in 2016; each is extendible for ten years.

Oil and gas prices are effectively controlled and are established by decree or according to specified formulae. A tax on oil exports sets an effective cap on prices within the country; gas prices are set by statute and reflected in contract terms.

The pace of bureaucracy in Argentina tends to be slow in comparison to North American standards and legal structures are less mature, but the overall business environment is supportive of foreign investment and we believe it is continuing to improve. Changes in regulations or shifts in political attitudes are beyond our control and may adversely impact our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes and environmental legislation.

Future Activity

We plan to continue assessing production and exploration opportunities that can provide a base for growth. We are currently assessing opportunities in Argentina, Colombia and elsewhere in South America which, if consummated, could substantially increase reserves and production.

Environmental Compliance

Our activities are subject to existing laws and regulations governing environmental quality and pollution control, in Canada and in the foreign countries where we maintain operations. Our activities with respect to exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing gas and other products, are subject to stringent environmental regulation by provincial and federal authorities in Argentina. Risks are inherent in oil and gas exploration and production operations, and we can give no assurance that significant costs and liabilities will not be incurred in connection with environmental compliance issues.  We cannot predict what effect future regulation or legislation, enforcement policies issued, and claims for damages to property, employees, other persons and the environment resulting from our operations could have.

Employees

At December 31, 2005, we had eight full-time employees - six located in the Calgary corporate office and two in the Buenos Aires office. None of our employees are represented by labor unions, and we consider our employee relations to be good.

Corporate Information

Goldstrike Inc., now known as Gran Tierra Energy Inc., was incorporated under the laws of the State of Nevada on June 6, 2003. Our principal executive offices are located at 300, 611 - 10th Avenue S.W., Calgary, Alberta, Canada. The telephone number at our principal executive office is (403) 265-3221.

Additional Information

We are not required to provide an annual report to our stockholders, but intend to voluntarily do so when otherwise due, and will attach audited financial statements to such reports, as appropriate.

Gran Tierra voluntarily files annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read or obtain a copy of these reports at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the public reference room and their copy charges by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains registration statements, reports, proxy information statements and other information regarding registrants that file electronically with the SEC. The address of the website is http://www.sec.gov.

Item 2. Description of Property.

Offices

We currently lease office space in Calgary, Alberta and in Buenos Aires, Argentina, and maintain temporary office space in Quito, Ecuador. The Calgary lease covers a term of five years (beginning February, 2006), with monthly lease payments of $6,824. Our Buenos Aires lease is for two years beginning March 2006, with monthly lease payments of $2,000 and our Quito lease is on a month-to-month basis. The condition of properties is excellent.

Oil and Gas Properties

Palmar Largo

The Palmar Largo joint venture encompasses several producing oil fields in the Noroeste Basin of Argentina. Approximately 39 million barrels of oil (gross before royalties) have been recovered from the area since 1984. A total of 16 (gross) wells are currently producing. Gran Tierra’s share of remaining proved reserves at December 31, 2005 is 660,200 barrels (net before royalties) according to an independent reserve assessment.

Our share of production at Palmar Largo averaged 330 barrels per day (net before royalties) over the September 1 to December 31, 2005 period. Sales for the period were significantly less than production and inventories increased as a result, as oil deliveries were disrupted in November and December due to heavy rainfall in the region, which made roads impassable for tanker trucks. Sales averaged 242 barrels per day and oil inventory reached approximately 14,000 barrels at year-end. The average sales price for Palmar Largo oil was $37.80 per barrel. The average operating cost was $8.90 per barrel of oil equivalent.

The joint venture partners at Palmar Largo conducted a 3-D seismic survey over a portion of the area in 2003 and identified several exploration prospects and leads. One exploration well was drilled in late-2005 but did not indicate commercial quantities of oil. A portion of the drilling costs for this well was factored into the purchase price for Palmar Largo. A twin of an existing well was also recently drilled and completed. The Ramon Lista-1001 well commenced drilling in September 2005 and reached its target depth in late-December. Production from the well was initiated in early February 2006 at 340 barrels per day (gross before royalty) or 50 barrels per day net to Gran Tierra (before royalty). No additional wells are planned for 2006.

Our participation at Palmar Largo provides us with a reliable cashflow stream and a base for expansion in the region and in the country.

Nacatimbay

Production from the Nacatimbay oil, gas and condensate field began in 1996. A single well is currently producing. Natural gas is sold into the adjacent pipeline grid at regulated prices and liquids are sold locally. Over the September 1 to December 31, 2005 period, natural gas sales averaged 561 thousand cubic feet per day (net before royalty). Total liquids production averaged 6 barrels per day for the period (net before royalty). Average sales prices at Nacatimbay were $37.58 per barrel of condensate and $1.50 per thousand cubic feet of natural gas. The average operating cost was $8.90 per barrel of oil equivalent (natural gas conversion 20 to 1). Reserves associated with current activities at Nacatimbay are limited according to an independent reserve assessment, with shut-in of the field expected to occur in 2006.

Gran Tierra will be assessing the production potential of the block in 2006, including opportunities to extend production from the existing well.

Ipaguazu

The Ipaguazu oil and gas field was discovered in 1981 and produced approximately 100 thousand barrels of oil and 400 million cubic feet of natural gas until 2003. No producing activities are carried out in the field at this time. The Ipaguazu block has not been fully appraised, leaving scope for both reactivation and exploration in the future.

Reserves Summary

Estimated Reserves (1) Net to Gran Tierra, Before Royalty, at December 31, 2005
	Oil (thousand barrels)	Natural Gas (million cubic feet)	Liquids (thousand barrels)
	Palmar Largo	Nacatimbay	Nacatimbay
Proved Developed	525.2	27.8	1.95
Proved Undeveloped	135.0	-	-
Total Proved	660.2	27.8	1.95

(1)	Reserves certified by Gaffney, Cline and Associates, as of February 2006.

Gran Tierra had no reserves at December 31, 2004.

Reserves before royalties reflect our working interest before royalties of 12%. We have presented our working interest before royalties as we measure our performance on a basis consistent with international oil and gas companies.

Proved reserves for Palmar Largo do not include the full impact of the Ramon Lista-1001 well, which commenced production in early-2006. Royalty is levied at 12% of gross production revenue less transport costs.

Our acquisition of Palmar Largo was based on an estimate of proved reserves at June 1, 2005 of 705,000 barrels net to Gran Tierra. Year-end proved reserves of 660,200 barrels plus June 1 through December 31 production of 72,000 barrels translates to a proved reserves balance of 732,200 barrels at June 1, representing a variance of less than 4% for actual reserves versus estimated reserves at June 1, 2005.

Production Summary

Production Net to Gran Tierra, Before Royalty, September 1 - December 31, 2005
Oil (barrels per day)	Natural Gas (thousand cubic feet per day)	Liquids (barrels per day)
Palmar Largo	Nacatimbay	Nacatimbay
330	561	6

Gran Tierra had no production in 2004.

Production before royalties reflects our working interest before royalties of 12%. We have presented our working interest before royalties as we measure our performance on a basis consistent with international oil and gas companies.

Productive Wells Productive Wells Gran Tierra, December 31, 2005
(Number of wells)	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Palmar Largo	16	2.2	-	-	16	2.2
Nacatimbay	-	-	1	0.5	1	0.5
Ipaguazu	-	-	-	-	-	-
Total	16	2.2	1	0.5	17	2.7

(1)	Represents the total number of wells at each property.
(2)	Represents our interest in the total number of wells at each property.

Acreage Acreage Gran Tierra, December 31, 2005
(Acres)	Developed		Undeveloped		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Palmar Largo	301,700	42,238	-	-	301,700	42,238
Nacatimbay	36,600	18,300	-	-	36,600	18,300
Ipaguazu	43,200	21,600	-	-	43,200	21,600
Total	381,500	82,138	-	-	381,500	82,138

(1)	Represents the total acreage at each property.
(2)	Represents our interest in the total acreage at each property.

Drilling Activity Drilling Activity Gran Tierra, 2005
(Number of wells)	Productive		Dry		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Exploration	-	-	1	0.14	1	0.14
Development	1	0.14	-	-	1	0.14
Total	1	0.14	1	0.14	2	0.28

(1)	Represents the total number of wells at which there is drilling activity.
(2)	Represents our interest in the total number of wells at which there is drilling activity.

Present Activities

We are not currently engaged in any drilling activity or extraordinary work programs in our areas of operations.

Item 3. Legal Proceedings.

From time to time we may become a party to litigation or other legal proceedings that, in the opinion of our management are part of the ordinary course of our business. Currently, no legal proceedings or claims are pending against or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock was first cleared for quotation on the NASD OTC bulletin board on November 11, 2005 and has been trading since that time.

As of March 7, 2006, there were approximately 172 holders of record of shares of our common stock (including holders of exchangeable shares).

On March 7, 2006, the last reported sales price of our shares on the OTC bulletin board was $4.24. During the fourth quarter of 2005, the high sales price of our common stock was $2.83 and the low sales price was $1.01. During the first quarter of 2006 through March 7, 2006, the high sales price of our common stock was $6.06 and the low sales price was $2.94.

As of the date hereof, there are 44,547,612 shares of common stock issued and outstanding, which number includes shares of common stock issuable upon exchange of the exchangeable shares of Goldstrike Exchange Co. issued to former holders of Gran Tierra Canada’s common stock.

The approximate number of record security holders of our common stock and the exchangeable shares as of March 7, 2006, is as follows:

Title	Number of security holders

Common Stock	Approximately 127 holders of record
Exchangeable Shares	Approximately 45

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following descriptions of our securities sold in the private placement transactions:

On September 1, 2005, October 7, 2005 and October 27, 2005, Goldstrike completed closings on a private offering to accredited investors. In these offerings, Goldstrike sold 12,941,884 shares of common stock and warrants to acquire another 6,470,950 shares of common stock for consideration of $10,353,507. The warrants are exercisable during the period ending five years from the date of grant at $0.625 per half share. The proceeds from the sale of Goldstrike’s common stock and warrants were used to fund the loan from Goldstrike to Gran Tierra Canada.

Upon the October 7, 2005 closing, Goldstrike increased its loan commitment to Gran Tierra Canada from $8,337,916 to $9,353,492, and Gran Tierra Canada borrowed an additional $800,000 from Goldstrike. Upon the October 27, 2005 closing, Goldstrike increased its loan commitment to Gran Tierra Canada from $9,313,492 to $10,313,492. Gran Tierra Canada borrowed an additional $700,000 under the Goldstrike loan commitment.

Following the Closing Date, on December 14, 2005, we completed a sale of unregistered shares of our common stock in a second offering to accredited investors. In this second private offering, we sold 1,343,222 shares of our common stock and warrants to acquire 671,611 shares of common stock for consideration of $1,074,578. The warrants are exercisable during the period ending five years from the date of grant at $0.625 per half share.

The private offerings and related transactions discussed above are exempt from registration under Section 4(2) of the Securities Act or Rule 506 of Regulation D, promulgated by the SEC. In the private offerings, no general solicitation was made by us or any person acting on our behalf; the securities were sold subject to transfer restrictions, and the certificates for the shares and warrants contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

Equity Compensation Plan

Securities authorized for issuance under equity compensation plans as of December 31, 2005 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,940,000	$1.12	60,000
Equity compensation plans not approved by security holders	7,142,561	$1.25	--
Total	9,082,561	--	60,000

Equity compensation plans not approved by our stockholders consist of: (1) warrants to purchase up to 3,831,237 shares of common stock, issued to investors on September 1, 2005, in connection with our private offerings, exercisable through September 1, 2010, at $0.625 per half share; (2) warrants to purchase up to 2,014,713 shares of common stock, issued to investors on October 7, 2005, in connection with our private offerings, exercisable through October 7, 2010, at $0.625 per half share; (3) warrants to purchase up to 625,000 shares of common stock, issued to investors on October 27, 2005, in connection with our private offerings, exercisable through October 27, 2010, at $0.625 per half share; and (4) warrants to purchase up to 671,611 shares of common stock, issued to investors on December 14, 2005, in connection with our private offerings, exercisable through December 14, 2010, at $0.625 per half share.

Equity compensation plans approved by our stockholders include our 2005 Equity Incentive Plan, under which our board of directors is authorized to issue options or other rights to acquire up to 2,000,000 shares of our common stock. The shares of common stock underlying awards granted under the 2005 Equity Compensation Plan include options to acquire 1,600,000 shares of common stock at an exercise price of $0.80 per share, granted on November 10, 2005 and options to acquire 340,000 shares of common stock at an exercise price of $2.62 per share, granted on December 15, 2005. The compensation committee will determine the period of time during which an option may be exercised, except that no option may be exercised more than ten years after the date of grant.

On February 2, 2006, we closed our third private offering. We issued warrants to purchase up to 381,250 shares of common stock, exercisable through February 2, 2011, at $0.625 per half share. Such issuances are not reflected in the table above as they took place after December 31, 2005.

Dividend Policy

We have never declared or paid dividends on the shares of common stock and we intend to retain future earnings, if any, to support the development of the business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Item 6. Management’s Discussion and Analysis.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

Overview

Gran Tierra is an independent international energy company involved in oil and natural gas exploration and exploitation. We plan to continually increase our oil and natural gas reserves through a balanced strategy of exploration drilling, development and acquisitions in South America. Initial countries of interest are Argentina, Colombia and Peru.

Gran Tierra took its current form on November 10, 2005 when the former Gran Tierra Energy Inc, a privately held corporation in Alberta (“Gran Tierra Canada”), was acquired by an indirect subsidiary of Goldstrike Inc, a Nevada corporation, which was publicly traded on the NASD Over-the-Counter Bulletin Board. Goldstrike adopted the assets, management, business operations, business plan and name of Gran Tierra Canada. The predecessor company in the transaction is the former Gran Tierra Canada; the financials of the former Goldstrike were eliminated at consolidation. This transaction is accounted for as a reverse takeover of Goldstrike Inc. by Gran Tierra Canada.

We currently hold a non-operating (14%) interest in joint ventures involving several producing fields in the Noroeste basin of Argentina (Palmar Largo), as well as a 50% interest in two minor properties, one producing natural gas and associated liquids from a single well (Nacatimbay) and one non-producing property (Ipaguazu). We acquired these interests on September 1, 2005. Before the acquisition, we had no oil and gas interests or properties. The acquisition was funded through a series of private placements, initially advanced to Gran Tierra Canada as a loan from the former Goldstrike.

Net loss for 2005 was $2,219,680, equivalent to a loss of $0.16 per share. These calculations are based on basic weighted average shares outstanding of 13,538,149. Gross revenue, representing four months of oil and gas operations, totaled $1,244,589 and was negatively impacted by weather conditions in Northern Argentina, which reduced deliveries in November and December. Royalties for the year totaled $185,292 and net revenues were $1,059,297. Expenses totaled $3,308,205, reflecting costs relating to the November 10, 2005 share exchange, four months of operating costs, and twelve months of general and administrative expenses. Cash used by operations was $1,876,638. Capital expenditures totaled $8,775,327 and included the initial acquisition costs for the Argentina assets and costs associated with drilling activities. Financing activities contributed $13,206,116 to Gran Tierra.

Results of Operations for 2005

Revenues

Production before royalties for the year averaged 336 barrels of liquids per day; 330 barrels per day of oil from Palmar Largo and 6 barrels per day of condensate from Nacatimbay. Oil sales at Palmar Largo were reduced to an average of 242 barrels per day due to severe weather conditions in Northern Argentina, as extreme rainfall and poor road conditions curtailed tanker truck traffic through November and December. Oil inventory increased to 13,948 barrels by December 31, 2005 as a result. Natural gas sales at Nacatimbay averaged 561,000 cubic feet per day.

Since the date of acquisition, gross revenue for 2005 was $1,115,954 at Palmar Largo and $128,635 at Nacatimbay, totaling $1,244,589 for the year. Average sales price for Palmar Largo oil was $37.80 per barrel. Average sales prices at Nacatimbay were $37.58 per barrel of condensate and $1.50 per thousand cubic feet of natural gas. Oil and natural gas prices are effectively regulated in Argentina.

Net revenue for the year was $1,059,297, reflecting an average royalty rate of 12% of production revenue minus transportation and storage costs.

Operating Expenses

Operating expenses totaled $395,287 for the year, representing four months of operations in Argentina. This equates to an average operating cost of $8.90 per barrel of oil equivalent (natural gas conversion 20 to 1).

DD&A for the period was $462,119. The majority of this cost represents the depletion of the acquisition cost for the Argentina properties.

Remaining operating expenses for the year were general and administrative in nature, totaling $2,482,070. Of this amount, legal costs, accounting expenses and consulting costs were $1,482,824. The majority of these costs were associated with the share exchange on November 10, 2005 and related activities. Salaries and benefits were $594,585 and travel costs were $168,134. Office, insurance and other expenses totaled $236,527.

Foreign exchange gain was $31,271 for the period.

Net Income (Loss) Available to Common Shares

Net loss for 2005 was $2,219,680, equivalent to a loss of $0.16/share. These results reflect four months of operating activity, twelve months of business activity and significant costs relating to the November 10, 2005 share exchange.

Liquidity and Capital Resources

Liquidity

Gross capital expenditures in 2005 were $8,775,327, predominantly for the acquisition cost of the Argentina properties. The purchase price for the Argentina acquisition was $7,032,714 plus post-closing adjustments of $708,955. The majority of remaining capital expenditures relates to Gran Tierra’s share of the cost of drilling one well at Palmar Largo.

During 2005, we funded the majority of our capital expenditures from funds received through three private placements of equity in Gran Tierra. Total equity from common shares was $13,206,116. A total of 14,285,106 units consisting of one common share at $0.80 per share plus one warrant to purchase one half share at $0.625 per half share were issued through private placements for gross proceeds of $11,428,084. The funds were used to acquire the Argentina properties and to provide working capital for Gran Tierra. Our cash balance at year-end was $2,221,456 and net working capital was $2,656,504.

We believe that our current operations can be maintained from existing cashflow and cash on hand barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, or issuance of equity.

Future growth and acquisitions will depend on our ability to raise additional funds through equity and/or debt markets. We are currently involved in financing initiatives that would support recent acquisition initiatives, which will also bring additional production and cashflow into Gran Tierra.

Our initiatives to raise debt or equity financing to fund capital expenditures or other acquisition and development opportunities may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Also, raising funds by issuing stock or other equity securities would further dilute our existing stockholders, and this dilution would be exacerbated by a decline in stock price. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

Off-Balance Sheet Arrangements

For the fiscal year ended December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Oil and Gas Accounting—Reserves Determination

The process of estimating reserves is complex. It requires significant judgments and decisions based on available geological, geo-physical, engineering and economic data.

To estimate the economically recoverable oil and natural gas reserves and related future net cash flows, we incorporate many factors and assumptions including:

▪	expected reservoir characteristics based on geological, geophysical and engineering assessments;
▪	future production rates based on historical performance and expected future operating and investment activities;
▪	quality differentials;
▪	assumed effects of regulation by governmental agencies; and
▪	future development and operating costs.

We believe these factors and assumptions are reasonable based on the information available to us at the time we prepare our estimates. However, these estimates may change substantially as additional data from ongoing development activities and production performance becomes available and as economic conditions impacting oil and gas prices and costs change.

Management is responsible for estimating the quantities of proved oil and natural gas reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with SEC requirements and generally accepted industry practices in the US as promulgated by the Society of Petroleum Engineers.

Reserve estimates, including the standardized measure of discounted future net cash flow and changes therein, are prepared at least annually by independent qualified reserves consultants.

The board of directors oversees the annual review of our oil and gas reserves and related disclosures. The board meets with management periodically to review the reserves process, results and related disclosures and appoints and meets with the independent reserves consultants to review the scope of their work, whether they have had access to sufficient information, the nature and satisfactory resolution of any material differences of opinion, and in the case of the independent reserves consultants, their independence.

Reserve estimates are critical to many of our accounting estimates, including:

▪	Determining whether or not an exploratory well has found economically producible reserves.

▪
Calculating our unit-of-production depletion rates. Both proved and proved developed reserves estimates are used to determine rates that are applied to each unit-of-production in calculating our depletion expense. Proved reserves are used where a property is acquired and proved developed reserves are used where a property is drilled and developed.

▪
Assessing, when necessary, our oil and gas assets for impairment. Estimated future cash flows are determined using proved reserves. The critical estimates used to assess impairment, including the impact of changes in reserves estimates, are discussed below.

Oil and Gas Accounting—Impairment

We evaluate our oil and gas properties for impairment on a quarterly basis. We assess estimated discounted future cash flows to determine if properties are impaired on a cost center basis. If the 10% discounted future cash flows for a cost center are less than the carrying amount, the cost center is impaired and written down to its fair value.

We assessed our oil and gas properties for impairment at the end of 2005 and found no impairments were required based on our assumptions.

Cash flow estimates for our impairment assessments require assumptions about reserves.

It is difficult to determine and assess the impact of a decrease in our proved reserves on our impairment tests. The relationship between the reserves estimate and the estimated discounted cash flows is complex. As a result, we are unable to provide a reasonable sensitivity analysis of the impact that a reserves estimate decrease would have on our assessment of impairment.

Asset Retirement Obligations

We are required to remove or remedy the effect of our activities on the environment at our present and former operating sites by dismantling and removing production facilities and remediating any damage caused. Estimating our future asset retirement obligations requires us to make estimates and judgments with respect to activities that will occur many years into the future. In addition, the ultimate financial impact of environmental laws and regulations is not always clearly known and cannot be reasonably estimated as standards evolve in the countries in which we operate.

We record asset retirement obligations in our consolidated financial statements by discounting the present value of the estimated retirement obligations associated with our oil and gas wells and facilities. In arriving at amounts recorded, numerous assumptions and judgments are made with respect to ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and expected changes in legal, regulatory, environmental and political environments. The asset retirement obligations we have recorded result in an increase to the carrying cost of our property, plant and equipment. The obligations are accreted with the passage of time. A change in any one of our assumptions could impact our asset retirement obligations, our property, plant and equipment and our net income.

It is difficult to determine the impact of a change in any one of our assumptions. As a result, we are unable to provide a reasonable sensitivity analysis of the impact a change in our assumptions would have on our financial results. We are confident, however, that our assumptions are reasonable.

Deferred Income Taxes

We follow the liability method of accounting for income taxes whereby future income tax assets and liabilities are recognized based on temporary differences in reported amounts for financial statement and tax purposes. We carry on business in several countries and as a result, we are subject to income taxes in numerous jurisdictions. The determination of our income tax provision is inherently complex and we are required to interpret continually changing regulations and make certain judgments. While income tax filings are subject to audits and reassessments, we believe we have made adequate provision for all income tax obligations. However, changes in facts and circumstances as a result of income tax audits, reassessments, jurisprudence and any new legislation may result in an increase or decrease in our provision for income taxes.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 151, Inventory Costs. This statement amends Accounting Research Bulletin (“ARB”) 43 to clarify that:

▪	abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges; and

▪	the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities is required.

The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement will have any material impact on our results of operations or financial position.

In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion 29, Accounting for Nonmonetary Transactions. This amendment eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under Statement 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance test and fair value is determinable, the transaction must be accounted for at fair value resulting in the recognition of any gain or loss. This statement is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not expect the adoption of this state-ment will have any material impact on our results of operations or financial position.

In March 2005, the FASB issued Financial Interpretation 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement has not had a material impact on our results of operations or financial position.

In June 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. In the absence of explicit transition provisions provided for in new or existing accounting pronouncements, Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to do so. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus should be applied to new arrangements entered into and modifications or renewals of existing agreements, beginning with the second quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

Item 7. Financial Statements.

The following financial information is included on the pages indicated:

Page(s)
Consolidated Financial Statements for the fiscal year ended December 31, 2005:
Report of Independent Registered Chartered Accountants	21
Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Differences	21
Consolidated Statement of Operations and Deficit	22
Consolidated Balance Sheet	23
Consolidated Statement of Cash Flows	24
Consolidated Statement of Shareholders’ Equity	25
Notes to the Consolidated Financial Statements	26-38
Supplementary Data (unaudited)	39-41

Pro Forma Financial Statements for the fiscal year ended December 31, 2005:	42
Pro Forma Consolidated Statement of Operations	43
Notes to Pro Forma Consolidated Financial Statements	44

Schedule of Revenues, Royalties and Operating Cost Corresponding to the 14% interest in the Palmar Largo joint venture for the eight-month period ending August 31, 2005:	45
Report of Independent Registered Public Accounting Firm	45
Schedule of Revenues, Royalties and Operating Cost	46
Notes to the Schedule of Revenues, Royalties and Operating Cost	47-48

Schedule of Revenues, Royalties and Operating Cost corresponding to the 14% interest in the Palmar Largo joint venture for the years ended December 31, 2004 and 2003 and for the six months ended June 30, 2005 and 2004:	49
Notes to the Schedule of Revenues, Royalties and Operating Cost	50-51

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of
Gran Tierra Energy Inc.

We have audited the consolidated balance sheet of Gran Tierra Energy Inc. as at December 31, 2005 and the consolidated statements of operations, cash flows and shareholders’ equity for the period from incorporation on January 26, 2005 to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Gran Tierra Energy Inc. as at December 31, 2005 and the results of its operations and its cash flows for the period from incorporation on January 26, 2005 to December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.

Calgary, Alberta, Canada	/s/ Deloitte & Touche LLP
March 3, 2006	Independent Registered Chartered Accountants

Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Differences

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when the consolidated financial statements are affected by conditions and events that cast a substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the board of directors and shareholders of Gran Tierra Energy Inc., dated March 3, 2006, is expressed in accordance with Canadian reporting standards, which do not require a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

Calgary, Alberta, Canada	/s/ Deloitte & Touche LLP
March 3, 2006	Independent Registered Chartered Accountants

GRAN TIERRA ENERGY INC. Consolidated Statement of Operations Period from Incorporation on January 26, 2005 to December 31, 2005 (Stated in US dollars)
$

REVENUES	1,059,297

EXPENSES
Operating	395,287
General and administrative	2,482,070
Depletion, depreciation and accretion	462,119
Foreign exchange gain	(31,271)
3,308,205

LOSS BEFORE INCOME TAXES	(2,248,908)

INCOME TAXES	29,228

NET LOSS	(2,219,680)

BASIC AND DILUTED NET LOSS PER SHARE	(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,538,149

(See notes to the consolidated financial statements)

GRAN TIERRA ENERGY INC. Consolidated Balance Sheet December 31, 2005 (Stated in US dollars)
$

ASSETS

CURRENT
Cash	2,221,456
Restricted cash	400,427
Accounts receivable	808,960
Prepaid expenses and deposits	42,701
Inventory	447,012
3,920,556

Taxes receivable	108,139
Capital assets (Note 3)	8,313,208
Deferred income taxes (Note 6)	29,228
12,371,131

LIABILITIES

CURRENT
Accounts payable	1,142,930
Accrued liabilities	121,122
1,264,052

Asset retirement obligations (Note 5)	67,732

SHAREHOLDERS’ EQUITY

Share capital (Note 4) (24,554,953 common shares and 18,730,159 exchangeable shares, par value $0.001 per share, issued and outstanding)	43,285
Additional paid-in-capital	11,807,313
Warrants	1,408,429
Deficit	(2,219,680)
11,039,347
12,371,131

(See notes to the consolidated financial statements)

GRAN TIERRA ENERGY INC. Consolidated Statement of Cash Flows Period from Incorporation on January 26, 2005 to December 31, 2005 (Stated in US dollars)
$

CASH FLOWS RELATED TO THE FOLLOWING ACTIVITIES:

OPERATING
Net loss	(2,219,680)
Add (deduct) items not involving cash:
Depletion, depreciation and accretion	462,119
Deferred income taxes	(29,228)
Stock-based compensation	52,911
Tax receivable	(108,139)
Changes in non-cash working capital (Note 7)	(34,621)
(1,876,638)

FINANCING
Proceeds from issuance of common shares and warrants, net of issuance costs	13,206,116

INVESTING
Purchase of capital assets	(8,707,595)
Restricted cash	(400,427)
(9,108,022)

NET INCREASE IN CASH	2,221,456

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	2,221,456

Supplemental cash flow disclosures:
Cash paid for interest	-
Cash paid for taxes	-

(See notes to the consolidated financial statements)

GRAN TIERRA ENERGY INC. Consolidated Statement of Shareholders’ Equity Period from Incorporation on January 26, 2005 to December 31, 2005 (Stated in US dollars)
$

Share Capital
Balance beginning of period	-
Issue of common shares	43,285
Balance end of period	43,285

Additional paid-in-capital
Balance beginning of period	-
Issue of common shares	11,754,402
Stock-based compensation expense	52,911
Balance end of period	11,807,313

Warrants
Balance beginning of period	-
Issue of warrants	1,408,429
Balance end of period	1,408,429

Deficit
Balance beginning of period	-
Net loss	(2,219,680)
Balance end of period	(2,219,680)

(See notes to the consolidated financial statements)

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

1.     DESCRIPTION OF BUSINESS AND GOING CONCERN

Gran Tierra Energy Inc. is the successor company to Goldstrike Inc. On November 10, 2005 (the “Closing Date”), Goldstrike Inc. (“Goldstrike”), the previous public reporting entity, Gran Tierra Energy Inc., a privately held Canadian corporation (“Gran Tierra Canada”) and the holders of Gran Tierra Canada’s capital stock entered into a share purchase agreement, and Goldstrike and Gran Tierra Goldstrike, Inc. (“Goldstrike Exchange Co.”), a Canadian subsidiary of Goldstrike, entered into an assignment agreement. In these two transactions, the holders of Gran Tierra Canada’s capital stock acquired shares of either Goldstrike common stock or exchangeable shares of Goldstrike Exchange Co., and Goldstrike Exchange Co. acquired substantially all of Gran Tierra Canada’s capital stock. Additionally, Goldstrike changed its name to Gran Tierra Energy Inc. (or the “Company”) and adopted the management and business operations of Gran Tierra Canada, remaining incorporated in the State of Nevada. Following this transaction, Goldstrike Exchange Co. acquired the remaining shares of Gran Tierra Canada outstanding after the initial share exchange for shares of common stock of Gran Tierra Energy Inc. using the same exchange ratio as used in the initial exchange transaction, and Gran Tierra Canada became a wholly-owned subsidiary of Gran Tierra Energy Inc.

This transaction is accounted for as a reverse takeover of Goldstrike Inc. by Gran Tierra Canada. As Gran Tierra Canada did not carry on operations prior to January 25, 2005, no comparative figures are provided. Goldstrike Inc. did not have any assets or liabilities at the date of acquisition.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire oil and natural gas interests and generate profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as at and for the period ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2.2 million for the period ended December 31, 2005, negative cash flows from operations of $1.9 million, and, as at December 31, 2005, had a deficit of $2.2 million. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its capital investment objectives.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

Management of the Company plans to address the above as follows:

•
raise additional capital through the sale and issuance of common shares. The Company closed a private offering of common stock on February 2, 2006 for 762,500 shares of common stock and warrants to acquire 381,250 shares of common stock, for proceeds of $610,000; and

•	build a portfolio of production, development, step-out and more speculative exploration opportunities using additional capital raised and cash provided by future operating activities.

Should the going concern assumption not be appropriate and the Company not be able to realize its assets and settle its liabilities in the normal course of operations, these consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities.

2.     SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies are:

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company will proportionately consolidate its undivided interest in oil and gas exploration and development joint ventures.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

Foreign currency translation

The functional currency of the Company, including its subsidiary in Argentina, is the United States dollar. The balance sheet accounts of the Company’s foreign operations that use different functional currencies are translated into US dollars at the period-end exchange rates, while income, expenses and cash flows are translated at the average exchange rates for the period. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are included in the consolidated statement of operations and deficit.

Fair value of financial instruments

The Company’s financial instruments are cash, accounts receivable, taxes receivable, accounts payable and accrued liabilities. The fair values of these financial instruments, other than taxes receivable, approximate their carrying values due to their immediate or short-term nature. The carrying value of taxes receivable is not expected to differ significantly from its realized value.

Restricted cash

Restricted cash consists of amounts held in trust until October 2006 in favour of the Company’s joint venture partners, in case the Company is unable to fund future cash calls of the joint venture.

Inventory

All inventory is crude oil in tanks and is valued at lower of cost or market value.

Taxes receivable

The Company calculates minimum presumed income for its subsidiary in Argentina by applying the current one percent tax rate to taxable assets as of the end of the period. If the tax on minimum presumed income exceeds income tax during a tax year, such excess may be computed as a prepayment of any income tax excess over the tax on minimum presumed income that may be generated in the next ten years.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

Oil and natural gas properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and natural gas properties. Unless a significant portion of the Company’s proved reserve quantities in a particular country are sold (greater than 25 percent), proceeds from the sale of oil and natural gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.

The Company computes depletion of oil and natural gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved properties are excluded from the amortizable base until evaluated. The cost of exploratory dry wells is transferred to proved properties and thus subject to amortization immediately upon determination that a well is dry in those countries where proved reserves exist. In countries where the Company has not booked proved reserves, all costs associated with a prospect or play are considered quarterly for impairment upon full evaluation of such prospect or play. This evaluation considers among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions. Geological and geophysical (“G&G”) costs are recorded in proved properties for development projects and therefore subject to amortization as incurred.

In exploration areas, G&G costs are capitalized in unproved property and evaluated as part of the total capitalized costs associated with a prospect or play. Future development costs are added to the amortizable base.

In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved oil and natural gas reserves discounted at ten percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged as additional depletion expense. The Company calculates future net cash flows by applying end-of-the-period prices except in those instances where future natural gas or oil sales are covered by physical contract terms providing for higher or lower amounts.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

Unproved properties will be assessed quarterly for possible impairments or reductions in value. If a reduction in value has occurred, the impairment is transferred to proved properties. For international operations where a reserve base has not yet been established, the impairment is charged to earnings.

Asset retirement obligations

The Company provides for future asset retirement obligations on its oil and natural gas properties based on estimates established by current legislation and industry practices. The asset retirement obligation is initially measured at fair value and capitalized to capital assets as an asset retirement cost. The asset retirement obligation accretes until the time the asset retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying capital assets.

The amortization of the asset retirement cost and the accretion of the asset retirement obligation will be included in depletion, depreciation and accretion. Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded as a gain or loss in the period of settlement.

Capital assets

Capital assets, including additions and replacements, are recorded at cost upon acquisition. The cost of repairs and maintenance is charged to expense as incurred. Depreciation is provided using the declining-balance-basis at the following annual rates:

Computer equipment	30%
Furniture and Fixtures	30%
Automobiles	30%

Revenue recognition

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

Income taxes

Deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Loss per share

Basic loss per share calculations are based on the loss attributable to common shareholders for the period divided by the weighted average number of common shares issued and outstanding during the period. The diluted loss per share calculations are based on the weighed average number of common shares outstanding during the period, plus the effects of dilutive common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued should be calculated using the treasury stock method. This method assumes that all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period. At December 31, 2005, 1,940,000 options and 14,285,122 warrants to purchase 7,142,561 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.

Stock-based compensation

The Company follows the fair-value method of accounting for stock options granted to directors, officer and employees pursuant to Financial Accounting Standards Board Statement 123 (Revised). Stock-based compensation expense is included in general and administrative expense with a corresponding increase to contributed surplus. Compensation expense for options granted is based on the estimated fair values at the time of grant and the expense is recognized over the expected life of the option.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 151, Inventory Costs. This statement amends Accounting Research Bulletin (“ARB”) 43 to clarify that:

•	abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges; and
•	the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities is required.

The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement will have any material impact on our results of operations or financial position.

In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion 29, Accounting for Nonmonetary Transactions. This amendment eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under Statement 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance test and fair value is determinable, the transaction must be accounted for at fair value resulting in the recognition of any gain or loss. This statement is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not expect the adoption of this statement will have any material impact on our results of operations or financial position.

In March 2005, the FASB issued Financial Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement has not had a material impact on our results of operations or financial position.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

In June 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. In the absence of explicit transition provisions provided for in new or existing accounting pronouncements, Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to do so. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus should be applied to new arrangements entered into and modifications or renewals of existing agreements, beginning with the second quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

3.     CAPITAL ASSETS

	2005
	Cost $	Accumulated Depletion and Depreciation $	Net Book Value $

Oil and natural gas properties	8,331,767	(444,853)	7,886,914
Materials and supplies	300,177	-	300,177
Furniture and Fixtures	20,167	(4,805)	15,362
Computer equipment	73,682	(2,649)	71,033
Automobiles	49,534	(9,812)	39,722
	8,775,327	(462,119)	8,313,208

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

4.          SHARE CAPITAL

	Number of Shares	Amount $

Balance, beginning of period	-	-
Common shares issued, at par value of $0.001 per share	43,285,112	43,285

Balance, end of period	43,285,112	43,285

Share capital

Share capital consists of 24,554,953 common voting shares of the Company and 18,730,159 exchangeable shares of Goldstrike Exchange Co. (collectively, “common stock”). Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock.

Warrants

Beginning August 31, 2005, the Company completed a series of private placements for proceeds of approximately $11.4 million from the issuance of approximately 14.3 million units, each unit consisting of one common share for $0.80 per share and one warrant to purchase one-half at $.625 per one-half share. The proceeds from the issuance of the units were allocated between common shares and warrants based on the relative value at the date of issue. The fair value of each warrant was estimated to be $0.106 per warrant using the Black-Scholes option pricing model with the following assumptions:

Dividend yield ($ per share)	0.00
Volatility (%)	57.0
Risk-free interest rate (%)	2.33
Expected life (years)	3.0

At December 31, 2005, the Company had 14,285,122 warrants outstanding to purchase 7,142,561 common shares for $0.625 per one-half share. The warrants are exercisable during the period ending five years from the date of grant.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

Stock options

The Company has granted options to purchase common shares to directors, officers and employees. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or end of service to the Company, which ever occurs first. At the time of grant, the exercise price equals the market price. The following options have been granted:

	Number of Options	Weighted Average Exercise Price ($/option)

Outstanding, beginning of period	-	-
Granted	1,940,000	1.12
Balance, end of period	1,940,000	1.12

The table below summarizes unexercised stock options at December 31, 2005:

Exercise Price ($/option)	Number of Options Outstanding	Weighted Average Expiry (years)

$0.80	1,600,000	9.9
$2.62	340,000	10.0
Total Options	1,940,000	9.9

No stock options were exercisable at December 31, 2005.

Total stock-based compensation expense included in general and administrative expense was $52,911. The Black-Scholes option pricing model was used to determine the fair value of the option grants with the following assumptions:

Dividend yield ($ per share)	0.00
Volatility (%)	57.0
Risk-free interest rate (%)	2.33
Expected life (years)	3.0
Forfeiture percentage (% per year)	10.0

The weighted average fair value per option is $0.35.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

5.     ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with our oil and natural gas properties are as follows:

2005
$

Balance beginning of period	-
Obligations assumed with property acquisitions	67,732
Expenditures made on asset retirements	-
Accretion	-
Revisions to estimates	-
Balance, end of period	67,732

6.     INCOME TAXES

The Company has losses of approximately $2,180,000 that can be carried forward and applied against future taxable income. The Company does not have any income tax liabilities during the current period and, accordingly, no income taxes are recorded. A valuation allowance has been taken for the potential income tax benefit associated with the loss incurred by the Company in the period, due to uncertainty of utilisation of the tax loss. The deferred tax asset relates to Company’s activities in Argentina.

The income tax expense (recovery) reported differs from the amount computed by applying the statutory rate to loss before income taxes for the following reasons:

2005
$

Loss before income taxes	(2,248,908)
Statutory income tax rate	34%

Income tax benefit	(764,628)
Stock-based compensation	17,990
Valuation allowance	717,410
Deferred income tax recovery and deferred tax asset	(29,228)

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

7.     CHANGES IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital are comprised of the following:

2005
$

Increase in accounts receivable	(808,960)
Increase in prepaid expenses	(42,701)
Increase in inventory	(447,012)
Increase in accounts payable	1,142,930
Increase in accrued liabilities	121,122
(34,621)

8.     COMMITMENTS

The Company leases an automobile under a capital lease that expires on April 30, 2006. At December 31, 2005, capital assets include $30,392 related to the capital lease.

The future minimum lease payments under the capital lease at December 31, 2005 are as follows:

$

2006	7,578
Total minimum lease payments	7,578

Subsequent to December 31, 2005, the Company entered into a lease beginning February 2006 for office space in Calgary, Canada that expires January 31, 2011 for $6,824 per month, and a lease beginning March 2006 for office space in Buenos Aires, Argentina that expires February 29, 2008 for $2,000 per month. Minimum lease payments under these office leases are as follows:

$

2006	88,240
2007	105,888
2008	85,888
2009	81,888
2010	81,888
2011	6,824
Total minimum lease payments	450,616

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

Guarantees

Corporate indemnities have been provided by the Company to directors and officers for various items including, but not limited to, all costs to settle suits or actions due to their association with the Company and its subsidiaries and/or affiliates, subject to certain restrictions. The Company has purchased directors’ and officers’ liability insurance to mitigate the cost of any potential future suits or actions. Each indemnity, subject to certain exceptions, applies for so long as the indemnified person is a director or officer of one of the Company’s subsidiaries and/or affiliates. The maximum amount of any potential future payment cannot be reasonably estimated.

The Company may provide indemnifications in the normal course of business that are often standard contractual terms to counterparties in certain transactions such as purchase and sale agreements. The terms of these indemnifications will vary based upon the contract, the nature of which prevents the Company from making a reasonable estimate of the maximum potential amounts that may be required to be paid. Management believes the resolution of these matters would not have a material adverse impact on the Company’s liquidity, consolidated financial position or results of operations.

GRAN TIERRA ENERGY INC.

Supplementary Data (unaudited)

OIL AND GAS PRODUCING ACTIVITIES

The following oil and gas information for Gran Tierra Energy Inc. (the “Company”) is provided in accordance with the Financial Accounting Standards Board Statement No. 69 Disclosures about Oil and Gas Producing Activities.

All oil and gas producing activities and related capitalized costs are in Argentina.

A.     Reserve Quantity Information - Period ended December 31, 2005

The Company’s proved reserves and changes in those reserves for its operations are disclosed below. The proved reserves represent management’s best estimate of proved oil and natural gas reserves. Reserve estimates for each property are assessed each year by independent qualified reserves consultants.

Estimates of crude oil and natural gas proved reserves are determined through analysis of geological and engineering data, and demonstrate reasonable certainty that they are recoverable from known reservoirs under economic and operating conditions that existed at year end. See Critical Accounting Estimates in management’s discussion and analysis for a description of the reserves estimation process.

	Oil	Gas
	(barrels)	(thousand cubic feet)
Proved developed and undeveloped reserves, beginning of period	-	-
Revisions of previous estimates	-	-
Improved recovery	-	-
Purchase of reserves in place	703,072	96,242
Extensions and discoveries	-	-
Production	(40,922)	(68,442)
Sales of reserves in place	-	-
Proved developed and undeveloped reserves, end of period	662,150	27,800

Proved developed reserves, end of period	527,150	27,800

GRAN TIERRA ENERGY INC.

Supplementary Data (unaudited)

B.     Capitalized Costs - December 31, 2005
$

Unproved oil and gas properties	12,588
Proved oil and gas properties	8,319,179
8,331,767
Accumulated depletion, depreciation and amortization	(444,853)
Capitalized costs	7,886,914

C. Costs Incurred - Period Ended December 31, 2005
$
Property acquisition costs
Proved	7,020,126
Unproved	12,588
Exploration costs	-
Development costs	1,231,321
Asset retirement costs	67,732
Loans Incurred	8,331,767

D. Results of Operations for Producing Activities - Period Ended December 31, 2005

$

Net sales	1,059,297
Production costs	395,287
Depletion, depreciation and accretion	444,853
219,157
Income taxes	76,705
Results of operations for producing activities	142,452

GRAN TIERRA ENERGY INC.

Supplementary Data (unaudited)

E.     Standardized Measure of Discounted Future Net Cash Flows - December 31, 2005

Future cash inflows are computed by applying year-end prices to the Company’s share of estimated annual future production from proved oil and gas reserves. Future development and production costs to be incurred in producing and further developing the proved reserves are based on year-end cost indicators. Future income taxes are computed by applying year-end statutory-tax rates. These rates reflect allowable deductions and tax credits, and are applied to the estimated pre-tax future net cash flows.

Discounted future net cash flows are calculated using 10% mid-period discount factors. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proved to be the case in the past. Other assumptions could give rise to substantially different results.

Management believes this information does not in any way reflect the current economic value of our oil and gas producing properties or the present value of their estimated future cash flows as:

•	no economic value is attributed to probable and possible reserves;
•	use of a 10% discount rate is arbitrary; and
•	prices change constantly from year-end levels.

$

Future cash inflows	25,445,000
Future production and development costs	(11,965,000)
Future income taxes	(1,575,000)
Future net cash flows	11,905,000
10% discount factor	(2,725,000)
Standardized measure	9,180,000

GRAN TIERRA ENERGY, INC.
Pro Forma Financial Statements
For The Year Ended December 31, 2005

Gran Tierra Energy Inc. is the successor company to Goldstrike Inc. On November 10, 2005 (the “Closing Date”), Goldstrike Inc. (“Goldstrike”), the previous public reporting entity, Gran Tierra Energy Inc., a privately held Canadian corporation (“Gran Tierra Canada”) and the holders of Gran Tierra Canada’s capital stock entered into a share purchase agreement, and Goldstrike and Gran Tierra Goldstrike, Inc. (“Goldstrike Exchange Co.”), a Canadian subsidiary of Goldstrike, entered into an assignment agreement. In these two transactions, the holders of Gran Tierra Canada’s capital stock acquired shares of either Goldstrike common stock or exchangeable shares of Goldstrike Exchange Co., and Goldstrike Exchange Co. acquired substantially all of Gran Tierra Canada’s capital stock. Additionally, Goldstrike changed its name to Gran Tierra Energy Inc. (or the “Company”) and adopted the management and business operations of Gran Tierra Canada, remaining incorporated in the State of Nevada. Following this transaction, Goldstrike Exchange Co. acquired the remaining shares of Gran Tierra Canada outstanding after the initial share exchange for common stock of Gran Tierra Energy Inc. using the same exchange ratio as used in the initial exchange transaction, and Gran Tierra Canada became a wholly-owned subsidiary of Gran Tierra Energy Inc. The acquisition is accounted for as a reverse takeover of Goldstrike Inc. by Gran Tierra Canada, as the shareholders of Gran Tierra Canada will control the consolidated entity after the acquisition.

The accompanying unaudited pro forma consolidated statement of operations (“pro forma statements”) reflects the September 1, 2005 acquisition of the Palmar Largo Property for $6,969,659, assuming the acquisition occurred on January 1, 2005.

The pro forma statements have been prepared for inclusion in the Registration Statement on Form SB-2 of the Company dated March 10, 2006 and have been prepared from, and should be read in conjunction with, the following:

•	the Company’s audited consolidated financial statements for the period from incorporation on January 26, 2005 to December 31, 2005; and
•	audited schedule of revenues, royalties and operating costs of the Palmar Largo Property for the eight months ended August 31, 2005.

GRAN TIERRA ENERGY, INC. Pro forma Consolidated Statement of Operations Year Ended December 31, 2005 (Unaudited) (thousands of US dollars, except for per share amounts)
	Gran Tierra Energy	Palmar Largo Property	Pro forma Adjustments	Note	Pro forma Consolidated

REVENUE	1,059	2,560	-		3,619

EXPENSES
Operating	395	1,081	-		1,476
General and administrative	2,482	-	-		2,482
Depletion, depreciation and accretion	462	-	704	2a	1,166
Foreign exchange gain	(31)	-	-		(31)
	3,308	1,081	704		5,093

Earnings (loss) before income taxes	(2,249)	1,479	(704)		(1,474)

Provision for income taxes	(29)	-	-	2b	(29)

NET EARNINGS (LOSS) FOR THE PERIOD	(2,220)	1,479	(704)		(1,445)
Basic and Diluted Loss Per Share	(0.16)	-	-	3	(0.03)

GRAN TIERRA ENERGY, INC.

Notes to the Pro forma Consolidated Financial Statements
For the Year Ended December 31, 2005
(Unaudited)
(Tabular amounts expressed in thousands of US dollars)

1.      BASIS OF PRESENTATION

These pro forma consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the Company’s accounting policies, as disclosed in Note 2 of the audited financial statements of the Company for the period from incorporation on January 26, 2005 to December 31, 2005.

The pro forma consolidated financial statements are based on the estimates and assumptions included in these notes and include all adjustments necessary for the fair presentation of the transactions in accordance with GAAP.

These pro forma consolidated financial statements are not intended to reflect results from operations or the financial position which would have actually resulted had the acquisition been effected on January 1, 2005. These pro forma statements do not include any cost savings or other synergies that may result from the transaction. Moreover, these pro forma statements are not intended to be indicative of the results of operations or financial position which may be obtained in the future.

2.      PRO FORMA ADJUSTMENTS TO THE CONSOLIDATED STATEMENTS OF OPERATIONS

The following adjustments have been made to reflect the transactions described above, as if the transactions occurred on January 1, 2005 for purposes of the pro forma consolidated statements of operations for the year ended December 31, 2005.

a.	Depreciation, depletion and accretion (“DD&A”) expense has been adjusted to reflect the additional depletion on the Palmar Largo Property and the accretion of asset retirement obligations acquired.

b.	The provision for income taxes has been adjusted to account for the tax effects of operating income from the Palmar Largo Property and DD&A.

3.     BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share are calculated using 43,285,112 shares of common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Dong Won Corporation and Gran Tierra Energy Inc.

We have audited the accompanying schedule of revenues, royalties and operating cost (the “financial statements”) corresponding to the 14% interest in the Palmar Largo joint venture (representing the 14% working interest acquired by Gran Tierra Energy Inc. through its wholly owned subsidiary Gran Tierra Energy Argentina S.A. in the “YPF S.A. - Pluspetrol S.A. - Compañía General de Combustibles S.A. - Dong Won Corporation - Palmar Largo Unión Transitoria de Empresas” (the “Palmar Largo joint venture”)) for the eight-month period ended August 31, 2005 (the “Schedule of Revenues, Royalties and Operating Cost”). The Schedule of Revenues, Royalties and Operating Cost is the responsibility of Dong Won Corporation’s management. Our responsibility is to express an opinion on this Schedule of Revenues, Royalties and Operating Cost based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Dong Won Corporation is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of Dong Won Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the revenues, royalties and operating cost corresponding to the 14% interest in the Palmar Largo joint venture on the basis of accounting described in Notes 1 and 2 for the eight-month period ended August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Buenos Aires, Argentina
November 7, 2005

Deloitte & Co. S.R.L.

/s/ Ricardo C. Ruiz
Ricardo C. Ruiz
Partner

Schedule of Revenues, Royalties and Operating Cost corresponding to the 14%
interest in the Palmar Largo joint venture for the eight-month period ended
August 31, 2005 (Note 1)

(Amounts expressed in U.S. Dollars - Note 2)

Eight-month period ended
August 31, 2005

Revenues	2,913,532
Royalties	(353,228)
Operating costs	(1,081,085)
1,479,219

Schedule of Revenues, Royalties and Operating Cost corresponding to the 14%
interest in the Palmar Largo joint venture for the eight-month period ended
August 31, 2005

1.     Basis of Presentation.

The accompanying Schedule of Revenues, Royalties and Operating Cost includes the revenues, royalties and operating cost for the eight-month period ended August 31, 2005, corresponding to the 14% working interest in the “YPF S.A. - Pluspetrol S.A. - Compañía General de Combustibles S.A. - Dong Won Corporation - Palmar Largo Unión Transitoria de Empresas” (the “Palmar Largo joint venture”) acquired on September 1, 2005 by Gran Tierra Energy Inc. through its wholly owned subsidiary Gran Tierra Energy Argentina S.A. from Dong Won Corporation. The Schedule of Revenues, Royalties and Operating Cost does not include any cost related to indirect general and administrative costs, income and capital taxes or any provisions related to depletion, depreciation or asset retirement obligation.

The Palmar Largo joint venture was formed on November 24, 1992 under the method foreseen in Chapter III, Section II of Argentine Law No. 19.550 (volume 1984 and their modifications). The Palmar Largo joint venture aims at exploring, exploiting and developing the hydrocarbons of the “Palmar Largo” Area.

On December 18, 1992, by Decree 2.444/92 of the Argentine Federal Executive, the production and exploration concession corresponding to “Palmar Largo” Area - Northwest Basin- Provinces of Salta and Formosa offered by the International Public Bidding No 14-280/92 was awarded to Y.P.F S.A., Pluspetrol Exploración y Producción S.A., Norcen Argentina S.A., Compañía General de Combustibles S.A. and Dong Won Co Ltd. According to Argentine laws, production concessions have a term of 25 years, which may be extended for an additional ten-year term, in accordance with the corresponding applicable legislation.

The concession is managed through the joint venture´s partners through a formal joint venture operating agreement. After giving effect to the acquisition of the 14% interest in the Palmar Largo joint venture by Gran Tierra Energy Argentina S.A. as mentioned in the first paragraph, the interest of each of the companies making up the joint venture are as follows: YPF S.A.: 30%, Pluspetrol S.A. (joint venture’s Operator): 38.15%, Compañía General de Combustibles S.A.: 17.85% and Gran Tierra Energy Argentina S.A.: 14%.

Since the Palmar Largo joint venture's partners are the holders of the hydrocarbons produced in the Palmar Largo area, each of them withdraws the production that the Operator assigns in the measurement and delivery point.

The accompanying schedule of revenues, royalties and operating cost only represents the revenues, royalties and operating cost corresponding to the Palmar Largo joint venture's production assigned to and commercialized by Dong Won Corporation for the eight-month period ended August 31, 2005, representing its 14% interest in the Palmar Largo joint venture's assigned production for such period.

Schedule of Revenues, Royalties and Operating Cost corresponding to the 14%
interest in the Palmar Largo joint venture for the eight-month period ended
August 31, 2005

2.     Significant Accounting Policies

The schedule of revenues, royalties and operating cost has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as follows:

Revenues

Revenues from the sale of product are recognized upon delivery to purchasers.

Royalties

A 12% royalty is payable on the estimated value at the wellhead of crude oil production and the natural gas volumes commercialized. The estimated value is calculated based upon the actual sale price of the crude oil and gas produced, less the costs of transportation and storage.

Operating cost

Operating cost includes amounts incurred on extraction of product to the surface, gathering, field processing, treating, field storage and transportation.

Translation to U.S. dollars

In preparing the Schedule of Revenues, Royalties and Operating Cost, the results have been translated from Argentine pesos to U.S. dollars using the average exchange rate for the eight-month period ended August 31, 2005. The average exchange rates from Argentine pesos to U.S. dollars was Argentine peso 2.9015 to U.S. dollar for the eight-month period ended August 31, 2005.

Schedule of Revenues, Royalties and Operating Cost corresponding to the 14% interest in the Palmar Largo joint venture for the years ended December 31, 2004 and 2003 and for the six months ended June 30, 2005 and 2004 (unaudited) (Note 1)

(Amounts expressed in U.S. Dollars - Note 2)

	Six-month period ended		Year ended
	June 30, 2005	June 30, 2004	2004	2003
	(unaudited)	(unaudited)
Revenues	2,065,587	2,036,454	4,703,136	4,422,688
Royalties	(258,716)	(239,111)	(492,535)	(457,293)
Operating costs	(837,524)	(635,088)	(1,424,152)	(1,297,260)

	969,347	1,162,255	2,786,449	2,668,135

Schedule of Revenues, Royalties and Operating Cost corresponding to the 14% interest in the Palmar Largo joint venture for the years ended December 31, 2004 and 2003 and for the six months ended June 30, 2005 and 2004 (unaudited)

1.     Basis of Presentation

The accompanying Schedule of Revenues, Royalties and Operating Cost includes the revenues, royalties and operating costs for the years ended December 31, 2004 and 2003 and for the six months ended June 30, 2005 and 2004 (unaudited), corresponding to the 14% working interest in the “YPF S.A. – Pluspetrol S.A. – Compañía General de Combustibles S.A. – Dong Won Corporation - Palmar Largo Unión Transitoria de Empresas” (the “Palmar Largo joint venture”) acquired on September 1, 2005 by Gran Tierra Energy Inc. through its wholly owned subsidiary Gran Tierra Energy Argentina S.A. from Dong Won Corporation. The Schedule of Revenues, Royalties and Operating Cost does not include any cost related to indirect general and administrative costs, income and capital taxes or any provisions related to depletion, depreciation or asset retirement obligation.

The interim financial information for the six months ended June 30, 2005 and 2004 is unaudited and has been prepared on the same basis as the audited financial statement. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. The results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The Palmar Largo joint venture was formed on November 24, 1992 under the method foreseen in Chapter III, Section II of Argentine Law No. 19.550 (volume 1984 and their modifications). The Palmar Largo joint venture aims at exploring, exploiting and developing the hydrocarbons of the “Palmar Largo” Area.

On December 18, 1992, by Decree 2.444/92 of the Argentine Federal Executive, the production and exploration concession corresponding to “Palmar Largo” Area - Northwest Basin - Provinces of Salta and Formosa offered by the International Public Bidding No. 14-280/92 was awarded to Y.P.F., S.A., Pluspetrol Exploración y Producción S.A., Norcen Argentina S.A., Compañía General de Combustibles S.A. and Dong Won Co. Ltd. According to Argentine laws, production concessions have a term of 25 years, which may be extended for an additional ten-year term, in accordance with the corresponding applicable legislation.

The concession is managed through the joint venture’s partners through a formal joint venture operating agreement. After given effect to the acquisition of the 14% interest in the Palmar Largo joint venture by Gran Tierra Energy Argentina S.A. as mentioned in the first paragraph, the interest of each of the companies making up the joint venture are as follows: YPF S.A.: 30%, Pluspetrol S.A. (joint venture's Operator): 38.15%, Compañía General de Combustibles S.A.: 17.85% and Gran Tierra Energy Argentina S.A.: 14%.

Since the Palmar Largo joint venture’s partners are the holders of the hydrocarbons produced in the Palmar Largo area, each of them withdraws the production that the Operator assigns in the measurement and delivery point.

The accompanying schedule of revenues, royalties and operating cost only represents the revenues, royalties and operating cost corresponding to the Palmar Largo joint venture’s production assigned to and commercialized by Dong Won Corporation for the years ended December 31, 2004 and 2003 and for the six months ended June 30, 2005 and 2004 (unaudited), representing its 14% interest in the Palmar Largo joint venture’s assigned production for such years.

Schedule of Revenues, Royalties and Operating Cost corresponding to the 14% interest in the Palmar Largo joint venture for the years ended December 31, 2004 and 2003 and for the six months ended June 30, 2005 and 2004 (unaudited)

2.     Significant Accounting Policies

The schedule of revenues, royalties and operating cost has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as follows:

Revenues

Revenues from the sale of product are recognized upon delivery to purchasers.

Royalties

A 12% royalty is payable on the estimated value at the wellhead of crude oil production and the natural gas volumes commercialized. The estimated value is calculated based upon the actual sale price of the crude oil and gas produced, less the costs of transportation and storage.

Operating cost

Operating cost include amounts incurred on extraction of product to the surface, gathering, field processing, treating, field storage and transportation.

Translation to U.S. dollars

In preparing the Schedule of Revenues, Royalties and Operating Cost, the results have been translated from Argentine pesos to U.S. dollars using the average exchange rate for each year. The average exchange rates from Argentine pesos to U.S. dollars were Argentine peso 2.9416 and 2.9492 to U.S. dollar for the years ended December 31, 2004 and 2003, respectively and Argentine peso 2.9108 and 2.9069 to U.S. dollar for the six months ended June 30, 2005 and 2004, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

Gran Tierra maintains disclosure controls and procedures that have been designed to ensure that information related to Gran Tierra is recorded, processed, summarized and reported on a timely basis. We review these disclosure controls and procedures on a periodic basis.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

As discussed in Item 5, we sold shares of common stock to certain accredited investors in private offerings during 2005. A final sale of unregistered shares of common shares to accredited investors was completed on February 2, 2006. In this final sale, we sold 762,500 shares of our common stock and warrants to acquire 381,250 shares of common stock for consideration of $610,000. We also issued 250,000 shares of our common stock as a finder’s fee in conjunction with the private offerings. On February 2, 2006, two investors from the February 2, 2006 offering exercised warrants underlying a total of 250,000 shares of our common stock.

This private offering was exempt from registration under Section 4(2) of the Securities Act or Rule 506 of Regulation D, promulgated by the SEC. In the private offering, no general solicitation was made by us or any person acting on our behalf; the securities were sold subject to transfer restrictions, and the certificates for the shares and warrants contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below is certain information regarding our directors, executive officers and key personnel.

Executive Officers and Directors

Name	Age	Position
Dana Coffield	47	President and Chief Executive Officer Director
James Hart	51	Vice President, Finance and Chief Financial Officer Director
Max Wei	55	Vice President, Operations
Rafael Orunesu	49	Vice President, Latin America
Jeffrey Scott	43	Chairman of the Board of Directors
Walter Dawson	65	Director
Verne Johnson	61	Director
Nadine C. Smith	48	Director

Our directors and officers hold office until the earlier of their death, resignation, or removal or until their successors have been qualified.

Dana Coffield, President, Chief Executive Officer and Director. Before joining Gran Tierra as President, Chief Executive Officer and a Director in May, 2005, Mr. Coffield led the Middle East Business Unit for EnCana Corporation, North America’s largest independent oil and gas company, from 2003 through 2005. His responsibilities included business development, exploration operations, commercial evaluations, government and partner relations, planning and budgeting, environment/health/safety, security and management of several overseas operating offices. From 1998 through 2003, he was New Ventures Manager for EnCana’s predecessor - AEC International - where he expanded activities into five new countries on three continents. Mr. Coffield was previously with ARCO International for ten years, where he participated in exploration and production operations in North Africa, SE Asia and Alaska. He began his career as a mud-logger in the Texas Gulf Coast and later as a Research Assistant with the Earth Sciences and Resources Institute where he conducted geoscience research in North Africa, the Middle East and Latin America. Mr. Coffield has participated in the discovery of over 130,000,000 barrels of oil equivalent reserves.

Mr. Coffield graduated from the University of South Carolina with an MSc and PhD in Geology, based on research conducted in the Oman Mountains in Arabia and Gulf of Suez in Egypt, respectively. He has a BSc in Geological Engineering from the Colorado School of Mines. Dana is a member of the AAPG, the GSA and the CSPG, and is a Fellow of the Explorers Club.

James Hart, Vice President, Finance, Chief Financial Officer and Director. Before joining Gran Tierra as Vice President Finance, Chief Financial Officer and a Director in May, 2005, Mr. Hart was an internal consultant with EnCana Corporation, from 2001 through April 2005, providing specialized business analyses, ideas and advice for international and corporate clients. Previously, from 1994 to 2001, he was Treasurer of Gulfstream Resources, an international oil and gas company active in Qatar, Oman and Madagascar (eventually acquired by Anadarko). Mr. Hart was responsible for financing initiatives and commercial assessments and served as spokesperson for the company. Mr. Hart’s prior experience includes a varied tenure at Nexen (formerly Canadian Occidental Petroleum) from 1984 to 1994, as Manager of the company’s worldwide Treasury activities and as Senior Advisor responsible for corporate acquisitions. He was primarily responsible for completing several international acquisitions totaling $220,000,000, and was actively involved in strategy initiatives of the company. He began his career with the Alberta Petroleum Marketing Commission, providing policy advice to the Provincial Government.

Mr. Hart graduated from the University of Manitoba with a Masters in Natural Resources Management (Economics specialization) and a BSc in Geology. He is a frequent instructor for the Canadian Petroleum Institute and EuroMaTech Seminars.

Max Wei, Vice President, Operations. Mr. Wei is a Petroleum Engineering graduate from University of Alberta and has twenty-five years of experience as a reservoir engineer and project manager for oil and gas exploration and production in Canada, the US, Qatar, Bahrain, Oman, Kuwait, Egypt, Yemen, Pakistan, Bangladesh, Russia, Netherlands, Philippines, Malaysia, Venezuela and Ecuador, among other countries. Mr. Wei began his career with Shell Canada and later with Imperial Oil, in Heavy Oil Operations. He moved to the US in 1986 to work with Bechtel Petroleum Operations at Naval Petroleum Reserves in Elk Hills, California and eventually joined Occidental Petroleum in Bakersfield. Mr. Wei returned to Canada in 2000 as Team Leader for Qatar and Bahrain operations with AEC International and its successor, EnCana Corporation, where he worked until 2004. He completed a project management position with Petronas in Malaysia in April, 2005, before joining Gran Tierra in May, 2005.

Mr. Wei is specialized in reservoir engineering, project management, production operations, field acquisition and development, and mentoring. He is a registered Professional Engineer in the State of California and a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta. Mr. Wei has a BSc in Petroleum Engineering from the University of Alberta and Certification in Petroleum Engineering from Southern Alberta Institute of Technology.

Rafael Orunesu, Vice President, Latin America. Mr. Orunesu joined Gran Tierra in March 2005 and brings a mix of operations management, project evaluation, production geology, reservoir and production engineering as well as leadership skills to Gran Tierra, with a South American focus. He was most recently Engineering Manager for Pluspetrol Peru, from 1997 through 2004, responsible for planning and development operations in the Peruvian North jungle. He participated in numerous evaluation and asset purchase and sale transactions covering Latin America and North Africa, incorporating 200,000,000 barrels of oil over a five-year period. Mr. Orunesu was previously with Pluspetrol Argentina from 1990 to 1996 where he managed the technical/economic evaluation of several oil fields. He began his career with YPF, initially as a geologist in the Austral Basin of Argentina and eventually as Chief of Exploitation Geology and Engineering for the Catriel Field in the Nuequén Basin, where he was responsible for drilling programs, workovers and secondary recovery projects.

Mr. Orunesu has a postgraduate degree in Reservoir Engineering and Exploitation Geology from Universidad Nacional de Buenos Aires and a degree in Geology from Universidad Nacional de la Plata, Argentina.

Jeffrey Scott, Chairman of the Board of Directors. Mr. Scott has served as Chairman of our board of directors since January 2005. Since 2001, Mr. Scott has served as President of Postell Energy Co. Ltd., a privately held oil and gas producing company. He has extensive oil and gas management experience, beginning as a production manager of Postell Energy Co. Ltd in 1985 advancing to President in 2001. Mr. Scott is also currently a Director of Saxon Energy Services, Inc., High Plains Energy, Inc. and Suroco Energy, Inc., all of which are publicly traded companies. Mr. Scott holds a Bachelor of Arts degree from the University of Calgary, and a Masters of Business Administration from California Coast University.

Walter Dawson, Director. Mr. Dawson has served as a director since January 2005. Mr. Dawson has been the Chairman, CEO and director of Saxon Energy Services, Inc., a publicly traded company, since 2001. Before his time at Saxon, Mr. Dawson served for 19 years as President, Chief Executive Officer and a director and founded what became known as Computalog Gearhart Ltd., which is now an operating division of Precision Drilling Corp. Computalog’s primary businesses are oil and gas logging, perforating, directional drilling and fishing tools. Mr. Dawson instituted a technology center at Computalog, located in Fort Worth, Texas, where electronics were designed to develop wellbore logging tools technologies which continue in use today. In 1993 Mr. Dawson founded what became known as Enserco Energy Services Company Inc., formerly Bonus Resource Services Corp. Enserco entered the well servicing businesses through the acquisition of 26 independent Canadian service rig operators. Mr. Dawson is currently the chairman of the board of directors of High Plains Energy, Inc. and a director of Suroco Energy, Inc. and Saxon Energy Services Inc., all of which are publicly traded companies.

Verne Johnson, Director. Mr. Johnson has served as a director since April 2005. Starting with Imperial Oil in 1966, he has spent his entire career in the petroleum industry, primarily in western Canada, contributing to the growth of oil and gas companies of various sizes.  He worked with Imperial Oil Limited until 1981 (including two years with Exxon Corporation in New York from 1977 to 1979). From 1981 to 2000, Mr. Johnson served in senior capacities with companies such as Paragon Petroleum Ltd., ELAN Energy Inc., Ziff Energy Group and Enerplus Resources Group. He was President and Chief Executive Officer of ELAN Energy Inc., President of Paragon Petroleum and Senior Vice President of Enerplus Resources Group until February 2002.  Mr. Johnson retired in February 2002. Mr. Johnson is a director of Fort Chicago Energy Partners LP, Harvest Energy Trust, Blue Mountain Energy Ltd., Builders Energy Services Trust and Mystique Energy, all publicly traded companies. Mr. Johnson received a Bachelor of Science degree in Mechanical Engineering from the University of Manitoba in 1966. He is currently president of his private family company, KristErin Resources Ltd.

Nadine C. Smith, Director. Ms. Smith has served as a director since January 10, 2006. She has served as a director of Patterson-UTI, which is traded on NASDAQ, since May 2001 and served as a director of UTI from 1995 to May 2001. Ms. Smith is also a director of American Retirement Corporation, a New York Stock Exchange listed company that owns and manages senior housing properties. From August 2000 to December 2001, Ms. Smith was President of Final Arrangements, LLC, a company providing software and web-based internet services to the funeral industry. From April 2000 to August 2000, she served as the President of Aegis Asset Management, Inc., an asset management company. From 1997 to April 2000, Ms. Smith was President and Chief Executive Officer of Enidan Capital Corp., an investment company. Previously, Ms. Smith was an investment banker and principal with NC Smith & Co. and The First Boston Corporation and a management consultant with McKinsey & Co. Ms. Smith holds a Bachelor of Science degree in economics from Smith College and a Masters of Business Administration from Yale University.

Our above-listed officers and directors have neither been convicted in any criminal proceeding during the past five years nor been parties to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining them from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities law or commodities law. Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has any bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

Board Committees

A majority of Gran Tierra’s directors are classified as independent directors. The board of directors has appointed an audit committee and has adopted a charter relative to such committee.

The board of directors has designated an audit committee to oversee management’s conduct of our accounting and financial reporting processes. The audit committee reviews our financial reports and other financial information disclosed to the public, the government and various regulatory bodies, our system of internal accounting, our financial controls, and the annual independent audit of our financial statements. The audit committee also oversees compliance with legal and regulatory requirements. Currently, the audit committee members are Messrs. Scott and Johnson and Ms. Smith. Ms. Smith serves as Chair of the audit committee.

Our board of directors has determined that all of the current members of our audit committee are “independent” within the meaning of Rule 4200(a)(15) of the NASD’s published listing standards. The board of directors has determined that Nadine Smith, an independent director, qualifies as an “audit committee financial expert” within the meaning Item 401(h) of Regulation S-K and Item 401(e) of Regulation S-B, both promulgated by the SEC. The audit committee selects, subject to the board of directors’ approval, the independent accountants to audit our books and financial records, and considers and acts upon accounting matters as they arise. The board of directors has adopted a written charter for the audit committee, attached as Exhibit 99.1 to this Annual Report on Form 10-KSB. A copy of the charter of the Audit Committee will be available as soon as practicable on our website at www.grantierra.com. The audit committee was established, and the members of the audit committee were appointed, on March 9, 2006.

The board of directors is expected to appoint a compensation committee and a nominating committee. Until further determination by the board, the full board of directors will undertake the duties of the compensation committee and nominating committee of the board of directors.

Code of Ethics

We are in the process of formalizing a code of ethics to govern the conduct of our officers, directors and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 10. Executive Compensation.

We were not formed until January 2005 and our business activities did not begin until May 2005. Accordingly, no compensation was paid to our executive officers during the fiscal year ended December 31, 2004 or any previous fiscal year. The table below sets forth, for the 2005 calendar year, the compensation earned by our Chief Executive Officer and the three most highly compensated executive officers who received annual compensation in excess of $100,000. Such officers are referred to herein as our “Named Executive Officers.”

Summary Compensation Table

	Annual Compensation		Long-Term Compensation Awards
Named Executive Officer & Principal Position	Year	Salary ($) (1)	Other Annual Compensation ($)(2)	Securities Underlying Options/SARs (#)(3)
Dana Coffield President and Chief Executive Officer	2005	154,386	-	162,500

James Hart Vice President, Finance and Chief Financial Officer	2005	154,386	-	162,500

Max Wei Vice President, Operations	2005	154,386	-	162,500

Rafael Orunesu Vice President, Latin America	2005	150,000	55,200	162,500

(1)	Dana Coffield, James Hart and Max Wei’s salaries are paid in Canadian dollars: CDN$ 180,000 per year.
(2)	Cost of living allowance.
(3)	Granted under terms of our Equity Incentive Plan.

Agreements with Executive Officers

We have entered into executive employment agreements with all members of our current management team. The employment agreements entered into between Gran Tierra and Dana Coffield, James Hart and Max Wei have identical terms except for the position held by each such person and terms related to participation on the board of directors for Mr. Coffield and Mr. Hart. The respective employment agreements provide for an initial annual base salary of CDN $180,000 ($154,386 US dollars) and provide for unspecified annual bonuses and options as warranted. The executive employment agreements became effective on May 1, 2005 and have initial terms of three-years, subject to extension or earlier termination and provide for severance payments to each employee, in the event the employee is terminated without cause or the employee terminates the agreement for good reason, in the amount of two times total compensation for the prior year. “Good reason” includes an adverse change in the executive’s position, title, duties or responsibilities, or any failure to re-elect him to such position (except for termination for “cause”). Initial contract terms for Messrs. Coffield, Hart and Wei included rights to purchase 200,000 shares of our common stock before an initial public offering. These rights have been removed, with the mutual consent of Grant Tierra and the applicable executives. All agreements include standard indemnity, insurance, non-competition and confidentiality provisions.

We have also entered into an employment agreement with Mr. Orunesu which provides for an initial annual base salary of $150,000, unspecified annual bonuses and options as warranted. The contract includes provision for payment of a cost of living adjustment of $55,200 per year. The agreement became effective on March 1, 2005 and has an initial term of two-years, terminating on March 1, 2007, subject to extension or earlier termination. The agreement provides for severance payments in the event of the employee’s termination without cause or for good reason, in an amount equal to the salary payable under the employment agreement during any remaining time in the initial two year term. Initial rights provided in Mr. Orunesu’s agreement, to purchase 200,000 shares of our common stock before an initial public offering, have since been removed with mutual consent of us and Mr. Orunesu.

Directors’ Compensation

There are currently no compensation arrangements in place for the members of our board of directors.

2005 Equity Incentive Plan

Summary

Our board of directors reserved a total of 2,000,000 shares of our common stock for issuance under the 2005 Equity Incentive Plan. If an incentive award granted under the Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Equity Incentive Plan.

Shares issued under the Equity Incentive Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity will not reduce the maximum number of shares available under the Equity Incentive Plan. In addition, the number of shares subject to the Equity Incentive Plan, any number of shares subject to any numerical limit in the Equity Incentive Plan, and the number of shares and terms of any incentive award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

No more than 750,000 of the authorized shares under the Equity Incentive Plan may be allocated to incentive awards granted or awarded to any individual participant during any 36-month period. Any shares of restricted stock, restricted stock units, performance grants or stock awards that are forfeited will not count against this limit.

The maximum cash payment that can be made for all incentive awards granted to any one individual under the Equity Incentive Plan will be $500,000, multiplied by the number of 12-month periods in any performance cycle for any single or combined performance goals. Any amount that is deferred by a participant is subject to this limit in the year in which the deferral is made but not in any later year in which payment is made.

Administration

The compensation committee of our board of directors, or a subcommittee of the compensation committee, will administer the Equity Incentive Plan. Subject to the terms of the Equity Incentive Plan, the compensation committee will have complete authority and discretion to determine the terms of incentive awards.

Stock Options

The Equity Incentive Plan authorizes the grant of nonqualified stock options. Nonqualified stock options are stock options that do not satisfy the requirements of Section 422 of the Internal Revenue Code (the “Code”). Options granted under the Equity Incentive Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The compensation committee determines the period of time during which an option may be exercised, as well as any vesting schedule, except that no option may be exercised more than 10 years after the date of grant. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless we agree otherwise at the time of the grant.

Under the Equity Incentive Plan, a participant may not surrender an option for the grant of a new option with a lower exercise price or another incentive award. In addition, if a participant’s option is cancelled before its termination date, the participant may not receive another option within six months of the cancellation date unless the exercise price of the new option equals or exceeds the exercise price of the cancelled option.

Restricted Stock Awards

The Equity Incentive Plan also authorizes the grant of restricted stock awards on terms and conditions established by the compensation committee, which may include performance conditions. The terms and conditions will include the designation of a restriction period during which the shares are not transferable and are subject to forfeiture. In general, the minimum restriction period applicable to any award of restricted stock that is not subject to the achievement of one or more performance standards is three years from the date of grant. The minimum restriction period for any award of restricted stock that is subject to one or more performance standards is one year from the date of grant, except that restriction periods of shorter duration may be approved for awards of restricted stock or restricted stock units combined with respect to up to 600,000 shares reserved for issuance under the Equity Incentive Plan.

Restricted Stock Units

Restricted stock units may be granted on the terms and conditions established by the compensation committee, including conditioning the lapse of restrictions on the achievement of one or more performance goals. In the case of restricted stock units, no shares are issued at the time of grant. Rather, upon lapse of restrictions, a restricted stock unit entitles a participant to receive shares of common stock or a cash amount equal to the fair market value of a share of common stock on the date the restrictions lapse. The requirements with respect to restriction periods for restricted stock units are the same as those for restricted stock awards.

Performance Grants

The compensation committee may make performance grants, to any participant, which are intended to comply with Section 162(m) of the Code. Each performance grant will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions. Performance criteria may include price per share of our common stock, return on assets, expense ratio, book value, investment return, return on invested capital (“ROIC”), free cash flow, value added (ROIC less cost of capital multiplied by capital), total stockholder return, economic value added (net operating profit after tax less cost of capital), operating ratio, cost reduction (or limits on cost increases), debt to capitalization, debt to equity, earnings, earnings before interest and taxes, earnings before interest, taxes, depreciation and amortization, earnings per share (including or excluding nonrecurring items), earnings per share before extraordinary items, income from operations (including or excluding nonrecurring items), income from operations compared to capital spending, net income (including or excluding nonrecurring items, extraordinary items and/or the accumulative effect of accounting changes), net sales, return on capital employed, return on equity, return on investment, return on sales, and sales volume.

The compensation committee will make all determinations regarding the achievement of performance goals. Actual payments to a participant under a performance grant will be calculated by applying the achievement of performance criteria to the performance goal. Performance grants will be payable in cash, shares of common stock or a combination of cash and shares of common stock. The compensation committee may reduce or eliminate, but not increase the payments except as provided in the performance grant.

Stock Awards

The Equity Incentive Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions. No more than 600,000 shares of common stock, reduced by restricted stock and restricted stock unit awards, may be granted under the Equity Incentive Plan without performance restrictions.

Stock Appreciation Rights

The compensation committee may grant stock appreciation rights (“SARs”) under the Equity Incentive Plan. Subject to the terms of the award, SARs entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR. Such distributions are payable in cash or shares of common stock, or a combination thereof, as determined by the compensation committee.

Duration, Amendment and Termination

The board may suspend or terminate the Equity Incentive Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the Equity Incentive Plan will terminate on November 10, 2015. The board may also amend the Equity Incentive Plan at any time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders. A termination or amendment of the Equity Incentive Plan previously granted will not, without the consent of the participant, adversely affect a participant’s rights under a previously granted incentive award.

Option / SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh) (1)	Expiration Date
Dana Coffield	162,500	8.38%	$0.80	November 10, 2015
James Hart	162,500	8.38%	$0.80	November 10, 2015
Max Wei	162,500	8.38%	$0.80	November 10, 2015
Rafael Orunesu	162,500	8.38%	$0.80	November 10, 2015

(1) The exercise price of $0.80 per share is equal to the base price of the common stock on November 10, 2005, as determined by the private sale of our common stock on September 1, October 7 and October 27, 2005. Our common stock did not trade on the NASD OTC bulletin board until November 11, 2005.

Aggregated Option/Stock Appreciation Right Exercises in 2005 and Year-End Option/Stock Appreciation Right Values

Name	Shares Acquired On Exercise(#)	Value Realized ($)	Number of Unexercised Securities Underlying Options / SARs At FY-End (#) Exercisable / Unexercisable	Value of Unexercised In-The-Money Option/SARs At FY-End ($) Exercisable / Unexercisable (1)
Dana Coffield	0	0	0/162,500	$0/$318,500
James Hart	0	0	0/162,500	$0/$318,500
Max Wei	0	0	0/162,500	$0/$318,500
Rafael Orunesu	0	0	0/162,500	$0/$318,500

(1)	The value of options is based on a year-end closing price of $2.76 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 7, 2006 by (1) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of the common stock; (2) each of our directors and executive officers; and (3) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 300, 611-10th Avenue, S.W., Calgary, Alberta, Canada, T2R 0B2. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days following March 7, 2006 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. All share numbers and ownership percentage calculations below assume that all exchangeable shares of Goldstrike Exchange Co. have been converted on a one-for-one basis into corresponding shares of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Common Stock Outstanding
Dana Coffield (2)	1,734,661	3.89%
James Hart (3)	1,689,683	3.79%
Max Wei (3)	1,689,683	3.79%
Rafael Orunesu (3)	1,689,683	3.79%
Jeffrey Scott (4)	2,363,861	5.28%
Walter Dawson (5)	2,672,619	5.96%
Verne Johnson (6)	1,479,542	3.32%
Nadine C. Smith (7)	1,915,761	4.27%
Bank Sal. Oppenheim jr. & Cie. (Switzerland) Ltd. (8)	3,187,500	6.99%
Directors and executive officers as a group (total of 8 persons)	15,235,493	33.53%

(1)
Beneficial ownership is calculated based on 44,547,612 shares of common stock issued and outstanding as of March 7, 2006, which number includes shares of common stock issuable upon the exchange of the exchangeable shares of Goldstrike Exchange Co. issued to certain former holders of Gran Tierra Canada’s common stock. Beneficial ownership is determined in accordance with Rule 13d-3 of the SEC. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 7, 2006. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable.

(2)
The number of shares beneficially owned includes 14,993 shares issuable upon the exercise of warrants exercisable within 60 days of March 7, 2006. The number of shares beneficially owned includes 1,689,683 exchangeable shares.

(3)	All shares beneficially owned by such stockholder are exchangeable shares.
(4)
The number of shares beneficially owned includes 224,991 shares issuable upon the exercise of warrants exercisable within 60 days of March 7, 2006. The number of shares beneficially owned includes 1,688,889 exchangeable shares.

(5)
The number of shares beneficially owned includes 275,000 shares issuable upon the exercise of warrants exercisable within 60 days of March 7, 2006, of which 175,000 of such warrants are held by Perfco Investments Ltd. The number of shares beneficially owned includes 350,000 shares of common stock held by Perfco Investments Ltd. and 158,730 shares of common stock held by Mr. Dawson’s spouse. The number of shares beneficially owned includes 1,688,889 exchangeable shares, of which 1,587,302 are held by Perfco Investments Ltd., of which Mr. Dawson is the sole owner. Mr. Dawson has sole voting and investment power over the shares held by Perfco and disclaims beneficial ownership of such shares.

(6)
The number of shares beneficially owned includes 62,493 shares issuable upon the exercise of warrants exercisable within 60 days of March 7, 2006. The number of shares beneficially owned includes 1,292,064 exchangeable shares, of which 396,825 are held by KristErin Resources Ltd., a private family owned business of which Mr. Johnson is the president. Mr. Johnson has sole voting and investment power over the shares held by KristErin Resources Ltd.

(7)
The number of shares beneficially owned includes 312,500 shares issuable upon the exercise of warrants exercisable within 60 days of March 7, 2006. The number of shares beneficially owned also includes 978,261 shares of Goldstrike, Inc., the former public reporting entity.

(8)
The number of shares beneficially owned includes 1,062,500 shares issuable on upon the exercise of warrants exercisable within 60 days of March 7, 2006. The address for Bank Sal. Oppenheim jr. & Cie. (Switzerland) Ltd. is Uraniastrasse 28, CH-8022 Zurich, Switzerland. This information is based solely upon our records from the private offerings.

Equity Compensation Plan

Securities authorized for issuance under equity compensation plans as of December 31, 2005 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,940,000	$1.12	60,000
Equity compensation plans not approved by security holders	7,142,561	$1.25	--
Total	9,082,561	--	60,000

Equity compensation plans not approved by our stockholders consist of: (1) warrants to purchase up to 3,831,237 shares of common stock, issued to investors on September 1, 2005, in connection with our private offerings, exercisable through September 1, 2010, at $0.625 per half share; (2) warrants to purchase up to 2,014,713 shares of common stock, issued to investors on October 7, 2005, in connection with our private offerings, exercisable through October 7, 2010, at $0.625 per half share; (3) warrants to purchase up to 625,000 shares of common stock, issued to investors on October 27, 2005, in connection with our private offerings, exercisable through October 27, 2010, at $0.625 per half share; and (4) warrants to purchase up to 671,611 shares of common stock, issued to investors on December 14, 2005, in connection with our private offerings, exercisable through December 14, 2010, at $0.625 per half share.

Equity compensation plans approved by our stockholders include our 2005 Equity Incentive Plan, under which our board of directors is authorized to issue options or other rights to acquire up to 2,000,000 shares of our common stock. The shares of common stock underlying awards granted under the 2005 Equity Compensation Plan include options to acquire 1,600,000 shares of common stock at an exercise price of $0.80 per share, granted on November 10, 2005 and options to acquire 340,000 shares of common stock at an exercise price of $2.62 per share, granted on December 15, 2005. The compensation committee will determine the period of time during which an option may be exercised, except that no option may be exercised more than ten years after date of grant.

On February 2, 2006, we closed our third private offering. We issued warrants to purchase up to 381,250 shares of common stock, exercisable through February 2, 2011, at $0.625 per half share. Such issuances are not reflected in the table above as they took place after December 31, 2005.

Item 12. Certain Relationships and Related Transactions.

During the last two years, there have been no transactions, or proposed transactions, to which we are or were a party, in which any of our directors or executive officers, any nominee for election as a director, any persons who beneficially owned, directly or indirectly, shares with more than 5% of the common stock or any relatives of any of the foregoing had or is to have a direct or indirect material interest.

We have not engaged in any transactions with promoters or founders in which a promoter or founder has received any type of consideration from Gran Tierra.

Item 13. Exhibits.

(a)  The following exhibits are filed as part of this report:

Exhibit No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leaseco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.6	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.7	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.8	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended. +	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.9	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.+	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.10	Form of Indemnity Agreement.+	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.11	Mineral Property Sale Agreement dated June 30, 2003.	Incorporated by reference to Exhibit 10.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
10.12	2005 Equity Incentive Plan.+	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
21.1	List of subsidiaries.*

Exhibit No.	Description	Reference
31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter of the Audit Committee (including Supplement A thereto), as adopted on March 9, 2006.*

* Filed herewith
+ Management contracts and compensatory arrangements.

Item 14. Principal Accountant Fees and Services.

Set forth below is a summary of certain fees paid to Deloitte & Touche LLP, our independent registered Chartered Accountants, for services in the fiscal period ended December 31, 2005. In determining the independence of Deloitte & Touche LLP, the Audit Committee considered whether the provision of non-audit services is compatible with maintaining Deloitte & Touche LLP’s independence.

2005 Deloitte & Touche LLP
Audit Fees	$111,195
Audit-Related Fees	-
Tax Fees	15,412
All Other Fees	22,155
Total	$148,762

Below is a description of the nature of services comprising the fees disclosed for each category above.

Audit Fees.    The total audit fees and reimbursement of expenses paid to Deloitte & Touche LLP were $111,195 for the audits performed in fiscal year 2005 (to support the November 10, 2005 merger), the reviews of the quarterly financial statements and the preparation of comfort letters and consents.

Tax Fees.    Total tax fees, including reimbursement of expenses, paid to Deloitte & Touche LLP in fiscal 2005 were $15,412 for miscellaneous tax advisory services.

All Other Fees.    There was a total of $22,155 in miscellaneous advisory services, related to the acquisitions activity of the company during the year.

Before we engage an independent public accountant to render audit or non-audit services, the engagement is approved by our audit committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the audit committee. The pre-approval policy adopted by our audit committee on March 9, 2006 is attached as Schedule A to the charter of the audit committee, which is included as Exhibit 99.1 to this Annual Report on Form 10-KSB. All of the fees and services of the type described above under "audit fees", "audit-related fees", "tax fees" and "all other fees" will be pre-approved by the audit committee in the future. None of these fees and services were pre-approved by the audit committee before March 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on March 10, 2006.

Gran Tierra Energy Inc.

By:	/s/ Dana Coffield
Name: Dana Coffield
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dana Coffield Dana Coffield	President Chief Executive Officer Director (Principal Executive Officer)	March 10, 2006
/s/ James Hart James Hart	Vice President, Finance Chief Financial Officer Director (Principal Financial Officer and Principal Accounting Officer)	March 10, 2006
/s/ Jeffrey Scott Jeffrey Scott	Chairman of the Board of Directors	March 10, 2006
/s/ Walter Dawson Walter Dawson	Director	March 10, 2006
/s/ Verne Johnson Verne Johnson	Director	March 10, 2006
/s/ Nadine C. Smith Nadine C. Smith	Director	March 10, 2006

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leaseco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.6	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.7	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.8	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended. +	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.9	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.+	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.10	Form of Indemnity Agreement.+	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.11	Mineral Property Sale Agreement dated June 30, 2003.	Incorporated by reference to Exhibit 10.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
10.12	2005 Equity Incentive Plan.+	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
21.1	List of subsidiaries.*
31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description	Reference
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter of the Audit Committee (including Supplement A thereto), as adopted on March 9, 2006.*

* Filed herewith
+ Management contracts and compensatory arrangements.