Form 10KSB/A
period 2005-12-31
GRAN TIERRA ENERGY, INC.
filed 2006-04-21
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

The aggregate market value, based on the average bid and asked prices on NASD’s OTC Bulletin Board on April 13, 2006, of the voting common stock, par value $0.001 per share, held by non-affiliates of the Registrant as of April 13, 2006 was approximately $128,873,870. The determination of aggregate market value includes 17,142,857 exchangeable shares (described further below). For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

On April 13, 2006, the total number of outstanding shares of our common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc. (our subsidiary known as Goldstrike Exchange Co.), which are exchangeable into our common stock, was 44,547,612. Of this total, there were outstanding 27,404,755 shares of common stock and 17,142,857 shares of common stock issuable upon the exchange of exchangeable shares. In addition, we had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra. The special voting stock generally votes together with the common stock on all matters on which the holders of our common are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format. Yes ☐No ☒.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB/A is being filed for the purpose of amending the Annual Report in response to written comments from the Securities and Exchange Commission staff.

In order to preserve the nature and character of the disclosures as of March 10, 2006, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-KSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on March 10, 2005.

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

PART I

Item 1. Description of Business.

On November 10, 2005, the Closing Date, Goldstrike, Inc., the previous public reporting entity, Gran Tierra Canada and the holders of Gran Tierra Canada’s capital stock entered into a share purchase agreement, and Goldstrike and Goldstrike Exchange Co. entered into an assignment agreement. In these two transactions, the holders of Gran Tierra Canada’s capital stock acquired shares of either Goldstrike common stock or exchangeable shares of Goldstrike Exchange Co., and Goldstrike Exchange Co. acquired substantially all of Gran Tierra Canada’s capital stock. Additionally, Goldstrike changed its name to Gran Tierra Energy Inc. with the management and business operations of Gran Tierra Canada, but remains incorporated in the State of Nevada. Following this transaction, Goldstrike Exchange Co. acquired the remaining shares of Gran Tierra Canada outstanding after the initial share exchange for shares of common stock of Gran Tierra Energy Inc. using the same exchange ratio as used in the initial exchange, and Gran Tierra Canada became a wholly-owned subsidiary of Gran Tierra Energy Inc.

In the above-described transactions between Goldstrike and the holders of Gran Tierra Canada common stock, Gran Tierra Canada shareholders were permitted to elect to receive, for each share of Gran Tierra Canada’s common stock: (1) 1.5873016 exchangeable shares of Goldstrike Exchange Co. (and ancillary rights), or (2) 1.5873016 shares of common stock of Goldstrike, or (3) a combination of Goldstrike Exchange Co. exchangeable shares and Goldstrike common stock. All of Gran Tierra Canada’s shares were, through a series of exchanges, exchanged for shares of Goldstrike and/or exchangeable shares of Goldstrike Exchange Co. Each exchangeable share of Goldstrike Exchange Co. is exchangeable into one share of our common stock.

The share exchange between the former shareholders of Gran Tierra Canada and the former Goldstrike is treated as a recapitalization of Gran Tierra for financial accounting purposes. Accordingly, the historical financial statements of Goldstrike before the share purchase and assignment transactions will be replaced with the historical financial statements of Gran Tierra Canada before the share exchange in all future filings with the SEC.

Company Overview

Following the above-described transactions, our operations and management are substantially the operations and management of Gran Tierra Canada prior to the transactions. We are in the early stages of growth of our operations. The former Gran Tierra Canada was formed by an experienced management team in early 2005, which collectively has over 100 years of hands-on experience in oil and natural gas exploration and production in most of the world’s principal petroleum producing regions. Our objective is to acquire and exploit international opportunities in oil and natural gas exploration, development and production, focusing on South America. We made our initial acquisition of oil and gas producing and non-producing properties in Argentina in September 2005 for a total purchase price of approximately $7 million.

Our growth strategy focuses on establishing a portfolio of producing properties, development and exploration opportunities in South America, by selective acquisitions, to provide a base for continued growth through drilling. Principal countries of interest include Argentina, Colombia and Peru. Our current interests in Argentina are in the form of participations in joint ventures/concessions operated by other companies. We hold these interests and manage activities through a wholly-owned subsidiary incorporated in Argentina and maintain a corporate office in Buenos Aires. We market our own share of crude oil and natural gas, selling these products into the domestic market.

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

▪
Production levels in a field can be maintained by more intensive drilling and/or enhancement of existing wells and such efforts are usually made to offset the natural decline in production. A low price environment, budgetary constraints or lack of imagination can prevent companies from taking appropriate action to offset a natural decline in production, however, this can present a significant opportunity for new operators in a high price environment. While production levels may be maintained for a period of time by more intensive drilling, such efforts can only be maintained for short periods of time and may not be effective. Moreover, such efforts may also be economically unfeasible and may be impermissible under rules and regulations applying to the field.

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

Palmar Largo is the principal property, producing approximately 293 barrels per day of oil net to Gran Tierra (after 12% royalties). Acquisition cost for Palmar Largo was $6,969,659 and translated to a cost of $9.89 per barrel of proved reserves based on an estimate of remaining proven reserves of 705,000 (net before royalties) at June 1, 2005. This equates to $11.24 per barrel on reserves of 620,400 after 12% royalties. Minor volumes of natural gas and associated liquids are produced from a single well at Nacatimbay; the Ipaguazu property is non-producing. Total acquisition cost for these two properties was $63,055.

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

Prior Goldstrike Business

In connection with our recent share exchange between Goldstrike inc. and the shareholders of the former Gran Tierra Energy Inc. (the Canadian corporation), Goldstrike transferred to Dr. Yenyou Zheng all of the capital stock of Goldstrike’s wholly-owned subsidiary, Leasco. Leasco was organized to hold mineral assets located in the Province of British Columbia. Those assets consist primarily of 32 mineral claims covering approximately 700 hectares. As a result of the transfer, this line of business is owned by Dr. Yenyou Zheng, through his ownership of Leasco, and we will not pursue any of those mineral claims.

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

Argentina has one of the largest integrated gas transmission systems in South America, with a relatively mature gas market. The first Argentine gas exports began in January 1997, and increased steadily through the rest of the 1990’s with the implementation of several other export pipelines. Domestic gas sales contracts were converted to pesos in January 2002 and had a significant effect on the economics of gas based assets. At the time, on many gas fields, operational expenditure exceeded revenues. As a result, investment on gas assets was cut drastically during 2002, and this trend continued in 2003. In 2004, Argentina suffered a deficit in domestic gas production, brought on by a combination of high demand and the limited level of investment in the country's gas assets and infrastructure in the post-crisis years. As a result of regulated gas price increases implemented by the Argentine government in 2004, gas development activity picked up during the year. Sales are expected to continue to increase gradually over the next few years. On March 25, 2004, the Argentine government introduced Resolution 265 that decreed gas exports must be restricted to give preference to domestic demand. The move was in response to a deficit in domestic gas production (brought on by an increase in demand). All of our gas is sold in the domestic Argentina market. We sell 50% directly to Refinor, an Argentine refinery, and 50% to Energy Consulting S.A., a local gas marketing company.

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

Environmental Compliance

Our activities are subject to existing laws and regulations governing environmental quality and pollution control, in Canada and in the foreign countries where we maintain operations. Our activities with respect to exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing gas and other products, are subject to stringent environmental regulation by provincial and federal authorities in Argentina. Costs related to environmental compliance totalled $6,559 in 2005. Risks are inherent in oil and gas exploration and production operations, and we can give no assurance that significant costs and liabilities will not be incurred in connection with environmental compliance issues.  We cannot predict what effect future regulation or legislation, enforcement policies issued, and claims for damages to property, employees, other persons and the environment resulting from our operations could have.

Employees

At February 28, 2006, we had twelve full-time employees - six located in the Calgary corporate office and six in Buenos Aires. None of our employees are represented by labor unions, and we consider our employee relations to be good.

Corporate Information

Goldstrike Inc., now known as Gran Tierra Energy Inc., was incorporated under the laws of the State of Nevada on June 6, 2003. Our principal executive offices are located at 300, 611 - 10th Avenue S.W., Calgary, Alberta, Canada. The telephone number at our principal executive office is (403) 265-3221.

Additional Information

We are required to comply with the informational requirements of the Exchange Act, and accordingly, we file annual reports, quarterly reports, current reports, proxy statements and other information with the SEC. You may read or obtain a copy of these reports at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the public reference room and their copy charges by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains registration statements, reports, proxy information statements and other information regarding registrants that file electronically with the SEC. The address of the website is http://www.sec.gov.

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

Oil and Gas Properties

Palmar Largo

The Palmar Largo joint venture encompasses several producing oil fields in the Noroeste Basin of Argentina. Approximately 39 million barrels of oil (gross before royalties) have been recovered from the area since 1984. A total of 16 (gross) wells are currently producing. Gran Tierra’s share of remaining proved reserves at December 31, 2005 is 580,976 barrels (net after 12% royalties) according to an independent reserve assessment.

Our share of production at Palmar Largo averaged 293 barrels per day (net after 12% royalties) over the September 1 to December 31, 2005 period. Sales for the period were significantly less than production and inventories increased as a result, as oil deliveries were disrupted in November and December due to heavy rainfall in the region, which made roads impassable for tanker trucks. Sales averaged 206 barrels per day and oil inventory reached approximately 14,000 barrels at year-end. The average sales price for Palmar Largo oil was $37.80 per barrel. The average operating cost was $10.11 per barrel of oil equivalent (on a net production basis).

The joint venture partners at Palmar Largo conducted a 3-D seismic survey over a portion of the area in 2003 and identified several exploration prospects and leads. One exploration well was drilled in late-2005 but did not indicate commercial quantities of oil. A portion of the drilling costs for this well was factored into the purchase price for Palmar Largo. A twin of an existing well was also recently drilled and completed. The Ramon Lista-1001 well commenced drilling in September 2005 and reached its target depth in late-December. Production from the well was initiated in early February 2006 at 299 barrels per day (gross after 12% royalty) or 42 barrels per day net to Gran Tierra (after 12% royalty). No additional wells are planned for 2006.

Our participation at Palmar Largo provides us with a reliable cashflow stream and a base for expansion in the region and in the country.

Nacatimbay

Production from the Nacatimbay oil, gas and condensate field began in 1996. A single well is currently producing. Natural gas is sold into the adjacent pipeline grid at regulated prices and liquids are sold locally. Over the September 1 to December 31, 2005 period, natural gas sales averaged 494 thousand cubic feet per day (net after 12% royalty). Total liquids production averaged 5 barrels per day for the period (net after 12% royalty). Average sales prices at Nacatimbay were $37.58 per barrel of condensate and $1.50 per thousand cubic feet of natural gas. The average operating cost was $10.11 per barrel of oil equivalent (on a net production basis, natural gas conversion 20 to 1). Reserves associated with current activities at Nacatimbay are limited according to an independent reserve assessment, with shut-in of the field expected to occur in 2006.

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

Reserves Summary

Estimated Reserves (1) Net to Gran Tierra, After 12% Royalty, at December 31, 2005
	Oil (thousand barrels)	Natural Gas (million cubic feet)	Liquids (thousand barrels)
	Palmar Largo	Nacatimbay	Nacatimbay
Proved Developed	462	24.5	1.72
Proved Undeveloped	119	-	-
Total Proved	581	24.5	1.72

(1)	Reserves certified by Gaffney, Cline and Associates, as of February 2006.

Gran Tierra had no reserves at December 31, 2004.

Proved reserves for Palmar Largo do not include the full impact of the Ramon Lista-1001 well, which commenced production in early-2006. Royalty is levied at 12% of gross production revenue less transport costs.

Our acquisition of Palmar Largo was based on an estimate of proved reserves at June 1, 2005 of 620,400 barrels net to Gran Tierra. Year-end proved reserves of 580,976 barrels plus June 1 through December 31 production of 63,360 barrels translates to a proved reserves balance of 644,336 barrels at June 1, representing a variance of less than 4% for actual reserves versus estimated reserves at June 1, 2005.

Production Summary

Production Net to Gran Tierra, After 12% Royalty, September 1 - December 31, 2005
Oil (barrels per day)	Natural Gas (thousand cubic feet per day)	Liquids (barrels per day)
Palmar Largo	Nacatimbay	Nacatimbay
293	494	5

Gran Tierra had no production in 2004.

Productive Wells Productive Wells Gran Tierra, December 31, 2005
(Number of wells)	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Palmar Largo	16	2.2	-	-	16	2.2
Nacatimbay	-	-	1	0.5	1	0.5
Ipaguazu	-	-	-	-	-	-
Total	16	2.2	1	0.5	17	2.7

(1)	Represents the total number of wells at each property.
(2)	Represents our interest in the total number of wells at each property.

Acreage Acreage Gran Tierra, December 31, 2005
(Acres)	Developed		Undeveloped		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Palmar Largo	301,700	42,238	-	-	301,700	42,238
Nacatimbay	36,600	18,300	-	-	36,600	18,300
Ipaguazu	43,200	21,600	-	-	43,200	21,600
Total	381,500	82,138	-	-	381,500	82,138

(1)	Represents the total acreage at each property.
(2)	Represents our interest in the total acreage at each property.

Drilling Activity Drilling Activity Gran Tierra, 2005
(Number of wells)	Productive		Dry		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Exploration	-	-	1	0.14	1	0.14
Development	1	0.14	-	-	1	0.14
Total	1	0.14	1	0.14	2	0.28

(1)	Represents the total number of wells at which there is drilling activity.
(2)	Represents our interest in the total number of wells at which there is drilling activity.

Present Activities

We are not currently engaged in any drilling activity or extraordinary work programs in our areas of operations.

Item 3. Legal Proceedings.

From time to time we may become a party to litigation or other legal proceedings that are part of the ordinary course of our business, involving routine litigation that is incidental to our business. Currently, no legal claims or proceedings are pending against us (i) which claim damages in excess of 10% of our current assets, (ii) which involve bankruptcy, receivership or similar proceedings, (iii) which involve federal, state or local environmental laws, or (iv) which involve any of our directors, officers, affiliates, or stockholders as a party with a material interest adverse to us. To our knowledge, no proceeding against us is currently contemplated by any governmental authority.

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

On September 1, 2005, October 7, 2005 and October 27, 2005, Goldstrike completed closings on private offerings to accredited investors. In these offerings, Goldstrike sold 12,941,884 shares of common stock and warrants to acquire another 6,470,950 shares of common stock for consideration of $10,353,507. The warrants are exercisable during the period ending five years from the date of grant at $0.625 per half share. The proceeds from the sale of Goldstrike’s common stock and warrants were used to fund the loan from Goldstrike to Gran Tierra Canada.

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

Following the Closing Date, on December 14, 2005, we completed a sale of unregistered shares of our common stock in a second closing of the second offering to accredited investors. In this second closing of the second private offering, we sold 1,343,222 shares of our common stock and warrants to acquire 671,611 shares of common stock for consideration of $1,074,578. The warrants are exercisable during the period ending five years from the date of grant at $0.625 per half share.

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

Equity Compensation Plan

Securities authorized for issuance under equity compensation plans as of December 31, 2005 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,940,000	$1.12	60,000
Equity compensation plans not approved by security holders	--	--	--
Total	1,940,000	--	60,000

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

We currently hold a non-operating (14%) interest in joint ventures involving several producing fields in the Noroeste basin of Argentina (Palmar Largo), as well as a 50% interest in two minor properties, one producing natural gas and associated liquids from a single well (Nacatimbay) and one non-producing property (Ipaguazu). The oil we produce in Argentina is light oil without high quantities of impurities. The gas we produce contains a small amount of CO2, but not enough to impact production or selling price. We acquired these interests on September 1, 2005. Before the acquisition, we had no oil and gas interests or properties. The acquisition was funded through a series of private placements, initially advanced to Gran Tierra Canada as a loan from the former Goldstrike.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire oil and natural gas interests and generate profitable operations from our oil and natural gas interests in the future. Our financial statements as at and for the period ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $2.2 million for the period ended December 31, 2005, negative cash flows from operations of $1.9 million, and, as at December 31, 2005, had an accumulated deficit of $2.2 million. We expect to incur substantial expenditures to further our capital investment programs and our cash flow from operating activities may not be sufficient to satisfy our current obligations and meet our capital investment objectives.

To address our ability to continue as a going concern, we intend to raise additional capital through the sale and issuance of common shares. We also plan to expand our portfolio of production, development, step-out and exploration opportunities using additional capital raised and cash provided by future operating activities.

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

Plan of Operations

During 2006, we plan to participate in our current joint venture activities, and no drilling is planned for the year. A total of three well workovers is planned at Palmar Largo, to be funded from internal cashflow. We will be conducting a review of production enhancement and exploration opportunities at Nacatimbay and Ipaguazu.  In addition to current projects, we will pursue new ventures that may add production, development and exploration opportunities in South America, in areas of current activity and in new regions/countries. There is no assurance additional opportunities will be available, or if we participate in additional opportunities that those opportunities will be successful.

Based on projected production, prices and costs, we believe that our current cash position and cash flow from operations is sufficient to sustain current activity through 2006. New business opportunities will require equity and/or debt financing for acquisitions and/or future work programs.

We have not entered into any commodity derivative arrangements or hedging transactions. Although we have no current plans to do so, we may enter in to some swap and/or hedging arrangements in conjunction with future financings. We have no off-balance sheet arrangements.

Results of Operations for 2005

Revenues

Production after royalties of 12% for the year averaged approximately 298 barrels of liquids per day; 293 barrels per day of oil from Palmar Largo and 5 barrels per day of condensate from Nacatimbay. Oil sales at Palmar Largo were reduced to an average of 206 barrels per day due to severe weather conditions in Northern Argentina, as extreme rainfall and poor road conditions curtailed tanker truck traffic through November and December. Oil inventory increased to 13,948 barrels by December 31, 2005 as a result. Natural gas sales at Nacatimbay averaged 494 thousand cubic feet per day, after 12% royalty.

Since the date of acquisition, on September 1, 2005, gross revenue for 2005 was $1,115,954 at Palmar Largo and $128,635 at Nacatimbay, totaling $1,244,589 for the year. Average sales price for Palmar Largo oil was $37.80 per barrel. Average sales prices at Nacatimbay were $37.58 per barrel of condensate and $1.50 per thousand cubic feet of natural gas. Oil and natural gas prices are effectively regulated in Argentina.

Net revenue for the year was $1,059,297, reflecting an average royalty rate of 12% of production revenue minus transportation and storage costs.

Operating Expenses

Operating expenses totaled $395,287 for the year, representing four months of operations in Argentina. This equates to an average operating cost of $8.90 per barrel of oil equivalent (natural gas conversion 20 to 1).

Depreciation, depletion and amortization for the period was $462,119. The majority of this cost represents the depletion of the acquisition cost for the Argentina properties.

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

At December 31, 2005 we had cash and cash equivalents of $2,221,456. Our working capital was $2,656,504. We completed several private placements in 2005, that resulted in financing activities providing $13,206,116. Operating activities used $1,876,638 during 2005, and investing activities used $9,108,022. Cash used in investing activities was primarily for acquisition of our properties in Argentina. We have $400,427 in restricted cash that will become available to us in October 2006, that is currently being held in escrow to support ongoing costs in the Palmar Largo joint venture. The restricted cash is being held in escrow with our partners in the Palmar Largo joint venture, in order to secure future cash calls relating to the joint venture. The escrow account is scheduled to be terminated in October, 2006 and the cash balance is to be released to us at that time. Although the escrow may be terminated, we will still be subject to additional cash calls relating to the joint venture and the term of the escrow Account may be extended if we become delinquent in payment of cash calls prior to the termination of the account in October. If we fail to make the cash calls required in connection with the joint venture, we will be subject to certain penalties and eventually would be required to forfeit our interest in the joint venture if cash calls are not made.

Cash used by operating of $1,876,638 for 2005 was funded primarily through financing activities, namely the sale of equity securities noted above. The primary reasons for our operating deficit were large expenses related to our financings and share exchange with Goldstrike Inc., and having revenues from operations for only four months of the year (from September 1).

Current operations for 2006 are expected to be funded with existing cash balances and cash flows from production. At December 31, 2005, our cash balance was approximately $2.2 million dollars. The current cash on hand is expected to last until the end of 2006. Net revenues are expected to total $3.5 million for 2006. Expenditures for the year are expected to total $5.7 million, including capital and other operating expenditures of approximately $2.9 million and general and administrative expenses of approximately $2.8 million dollars, including both Calgary and Argentina operations.

With our existing properties and based on projected production, prices and costs, we expect current cash balances and cash flow from operations to satisfy cash demands through the end of 2006. If we are successful in new business development activites, we may require equity and/or debt financing to fund acquisitions as well as associated capital programs. We have office lease commitments in Calgary and Argentina of approximately $6,824 and $2,000 per month respectively.

Our current liabilities consist of cash calls payable to partners, which are paid on a weekly basis and general operating costs. We currently do not carry any debt facilities with banks or other financial institutions.

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

It is difficult to determine and assess the impact of a decrease in our proved reserves on our impairment tests. The relationship between the reserves estimate and the estimated discounted cash flows is complex because of the necessary assumptions that need to be made regarding future production rates, future prices and future costs. Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost center do not exceed their fair value. An impairment loss is recognized in net earnings when the carrying amount of a cost center is not recoverable and the carrying amount of the cost center exceeds its fair value. A cost center is defined as a country. Capitalized costs, less accumulated depreciation (carrying value) are limited to the sum of: the present value of estimated future net revenues from proved oil and gas reserves, less future development costs and taxes using a discount factor of 10%; plus the cost of properties not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to the differences between the book and tax basis of the properties. If unamortized capital costs within a cost center exceed the cost center ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs. As a result, we are unable to provide a reasonable sensitivity analysis of the impact that a reserves estimate decrease would have on our assessment of impairment.

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

This transaction is accounted for as a reverse takeover of Goldstrike Inc. by Gran Tierra Canada. Gran Tierra Canada shareholders, as a group, immediately before the transaction held the majority of the voting rights of the combined corporation subsequent to the share exchange. As Gran Tierra Canada did not carry on operations prior to January 25, 2005, no comparative figures are provided. Goldstrike Inc. did not have any assets or liabilities at the date of acquisition.

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

Inventory

All inventory is crude oil in tanks and is valued at lower of cost or market value. Inventory costs include expenditures and other costs directly or indirectly incurred in bringing the inventory to its existing condition.

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

Materials and supplies will be used in operations at the Palmar Largo oil fields and are classified as capital assets.  Materials and supplies are not depreciated because they have not yet been used.

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

6.     INCOME TAXES

The Company has losses of approximately $2,180,000 that can be carried forward and applied against future taxable income. The entire operating loss expires December 31, 2010. The Company does not have any income tax liabilities during the current period and, accordingly, no income taxes are recorded. A valuation allowance has been taken for the potential income tax benefit associated with the loss incurred by the Company in the period, due to uncertainty of utilisation of the tax loss. The deferred tax asset relates to Company’s activities in Argentina.

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

A.     Reserve Quantity Information - Period ended December 31, 2005

The Company’s proved reserves and changes in those reserves for its operations are disclosed below. The proved reserves represent management’s best estimate of proved oil and natural gas reserves. Reserve estimates for each property are assessed each year by independent qualified reserves consultants. Results are presented net of royalties of 12%.

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

	Oil	Gas
	(barrels)	(thousand cubic feet)
Proved developed and undeveloped reserves, beginning of period	-	-
Revisions of previous estimates	-	-
Improved recovery	-	-
Purchase of reserves in place	618,703	84,693
Extensions and discoveries	-	-
Production	(36,011)	(60,229)
Sales of reserves in place	-	-
Proved developed and undeveloped reserves, end of period	582,692	24,464

Proved developed reserves, end of period	463,892	24,464

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

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

Directors’ Compensation

There are currently no compensation arrangements in place for the members of our board of directors who are not also our employees. Directors who are not our employees are eligible to receive awards under our 2005 Equity Incentive Plan, though no such awards have been granted to such directors. Compensation arrangements with the directors who are also our employees are described in the preceding sections of this prospectus under the heading “Executive Compensation.”

2005 Equity Incentive Plan

Our 2005 Equity Incentive Plan (the “Plan”) enables our board of directors to provide equity-based incentives through grants or awards to our present and future employees, non-employee directors, consultants and other third party advisors. However, grants and awards under the Plan may only be made to those persons who are includable in the definition of “employee” under the general instructions to the registration statement on Form S-8.

Only individuals who are our employees (not those who are includable in the definition under the instructions to Form S-8 but are otherwise not employees) are eligible to receive incentive stock options under the Plan. All employees, non-employee directors, consultants and advisors are eligible to receive nonqualified stock options, stock appreciation rights and restricted stock awards, though such awards may not be granted to any consultant or advisor unless bona fide services have been or are to be rendered by such consultant or advisor, and such services are not provided by such consultant or advisor in connection with the offer or sale of our securities in a capital raising transaction.

Our board of directors reserved a total of 2,000,000 shares of our common stock for issuance under the Plan. If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

Shares issued under the Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity will not reduce the maximum number of shares available under the Plan. In addition, the number of shares of our common stock subject to the Plan, any number of shares subject to any numerical limit in the Plan, and the number of shares and terms of any incentive award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

No more than 200,000 of the authorized shares under the Plan may be allocated to incentive awards granted or awarded to any individual participant during any calendar year.

Administration

The compensation committee of the Board (or the Board in the absence of such a committee), will administer the Plan. Subject to the terms of the Plan, the compensation committee will have complete authority and discretion to determine the terms of awards under the Plan. The compensation committee may adopt rules and regulations with respect to participants in the Plan or beneficiaries designated by participants in the Plan.

Stock Options

The Plan authorizes the grant of both incentive stock options and non-qualified stock options. Options granted under the Plan entitle the grantee, upon exercise, to purchase a specified number of shares of our common stock from us at a specified exercise price per share. The administrator of the Plan will determine the period of time during which an option may be exercised, as well as any vesting schedule, except that no option may be exercised more than 10 years after the date of grant. The exercise price for shares of our common stock covered by an option cannot be less than the fair market value of our common stock on the date of grant, unless we agree otherwise at the time of the grant.

Under the Plan, a participant may not surrender an option for the grant of a new option with a lower exercise price or another award under the Plan. In addition, if a participant’s option is cancelled before its termination date, the participant may not receive another option within six months of the cancellation date unless the exercise price of the new option equals or exceeds the exercise price of the cancelled option.

Options may be awarded with a reload feature. A reload feature may only apply when the exercise price of the option is paid by delivery of our common stock in under the provisions of the Plan. The reload feature gives an option holder, contemporaneously with the payment of the option exercise price in shares of our common stock, the right to receive a reload option to purchase that number of shares of our common stock as is equal to the sum of the number of shares used to exercise the option and, with respect to nonqualified stock options, the number of shares used to pay any applicable withholding taxes.

Stock Appreciation Rights

Stock appreciation rights may be granted to any participant in the Plan who was previously issued a stock option. The stock appreciation right permits an option holder to be paid the appreciation on the related option instead of exercising the option. A participant exercising a stock appreciation right will receive a cash distribution in an amount not to exceed the number of shares of common stock subject to the portion of the stock appreciation right exercised, multiplied by the difference between the market price of a share of our common stock on the date of exercise of the stock appreciation right and the market price of a share of common stock on the date of grant of the stock appreciation right.

A stock appreciation right may only be exercised if the underlying option is exercisable, and in no event more than 10 years after the date of grant. To the extent a stock appreciation right is exercised, the underlying option shall be cancelled, and the shares of stock underlying such option shall no longer be available for awards under the Plan.

Restricted Stock Awards

The Plan also authorizes the grant of restricted stock awards on terms and conditions established by the compensation committee, which may include performance conditions. The terms and conditions will include the designation of a restriction period during which the shares of restricted stock are not transferable and are subject to forfeiture.

Duration, Amendment and Termination

Our board of directors may suspend or terminate the Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the Plan will terminate on November 10, 2005. The Board may also amend the Plan at any time. No such amendment may increase the total number of shares of our common stock reserved for issuance under the Plan, reduce the minimum exercise price for options or exchange options for other types of awards, unless such amendment is authorized by our stockholders. The termination or amendment of the Plan will not, without the consent of the participant, adversely affect a participant’s rights under a previously granted award.

Restrictions on Transfer: Deferral

Except as otherwise permitted by the compensation committee and provided in an award under the Plan, awards may not be transferred or exercised by another person except by will or by the laws of descent and distribution.

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

Equity Compensation Plan

Securities authorized for issuance under equity compensation plans as of December 31, 2005 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,940,000	$1.12	60,000
Equity compensation plans not approved by security holders	--	--	--
Total	1,940,000	--	60,000

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

Item 13. Exhibits.

(a)  The following exhibits are filed as part of this report:

Exhibit No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leaseco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.6	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.7	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.8	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended. +	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.9	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.+	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.10	Form of Indemnity Agreement.+	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.11	Mineral Property Sale Agreement dated June 30, 2003.	Incorporated by reference to Exhibit 10.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
10.12	2005 Equity Incentive Plan.+	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.14	Details of the Goldstrike Special Voting Share**
10.15	Exchangeable Share Provisions**
10.16	Refinery Contract between Refinor S.A. and Dong Wong Corporation - Golden Oil Coporation.**
10.17	Contract between Compañia General de Combustibles S.A. and Gran Tierra Energy Argentina S.A.**
21.1	List of subsidiaries.*

Exhibit No.	Description	Reference
31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Charter of the Audit Committee (including Supplement A thereto), as adopted on March 9, 2006.*

* Previously filed as exhibits to Gran Tierra’s annual report on Form 10-KSB, filed on March 10, 2006, and incorporated herein by reference.
** Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on April 18, 2006.

Gran Tierra Energy Inc.

By:	/s/ Dana Coffield
Name: Dana Coffield
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dana Coffield Dana Coffield	President Chief Executive Officer Director (Principal Executive Officer)	April 18, 2006
/s/ James Hart James Hart	Vice President, Finance Chief Financial Officer Director (Principal Financial Officer and Principal Accounting Officer)	April 18, 2006
/s/ Jeffrey Scott Jeffrey Scott	Chairman of the Board of Directors	April 18, 2006
/s/ Walter Dawson Walter Dawson	Director	April 18, 2006
/s/ Verne Johnson Verne Johnson	Director	April 18, 2006
/s/ Nadine C. Smith Nadine C. Smith	Director	April 18, 2006

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leaseco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.6	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.7	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.8	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended. +	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.9	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.+	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.10	Form of Indemnity Agreement.+	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.11	Mineral Property Sale Agreement dated June 30, 2003.	Incorporated by reference to Exhibit 10.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
10.12	2005 Equity Incentive Plan.+	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.14	Details of the Goldstrike Special Voting Share**
10.15	Exchangeable Share Provisions**
10.16	Refinery Contract between Refinor S.A. and Dong Wong Corporation - Golden Oil Coporation.**
10.17	Contract between Compañia General de Combustibles S.A. and Gran Tierra Energy Argentina S.A.**
21.1	List of subsidiaries.*
31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description	Reference
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Charter of the Audit Committee (including Supplement A thereto), as adopted on March 9, 2006.*

* Previously filed as exhibits to Gran Tierra’s annual report on Form 10-KSB, filed on March 10, 2006, and incorporated herein by reference.
** Filed herewith
+ Management contracts and compensatory arrangements.