Form 10QSB
period 2006-03-31
GRAN TIERRA ENERGY, INC.
filed 2006-05-16
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number 333-111656

GRAN TIERRA ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
Suite 300, 611-10th Avenue S.W.
Calgary, Alberta, Canada T2R 0B2
(Address of principal executive offices)

(403) 265-3221
(Issuer’s telephone number)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shall company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of March 31, 2006, the latest practicable date, 27,404,755 of the issuer’s common shares, $.001 par value, were issued and outstanding. In addition, as of March 31, 2006, there were 17,142,857 exchangeable shares issued and outstanding, exchangeable for 17,142,857 common shares.

Transitional Small Business Disclosure Format (Check one):

Yes ☐   No ☒

GRAN TIERRA ENERGY INC.
Consolidated Statement of Operations (unaudited)
Three Month Period ended March 31, 2006
and for the period from date of inception on January 26, 2005 to March 31, 2005
(Stated in US dollars)

	2006	2005

REVENUES	1,049,629	—

EXPENSES
Operating	353,080	—
General and administrative	1,591,029	3,469
Depletion, depreciation, and accretion	362,475	—
Foreign exchange gain	(95,464)	(2,973)
	2,211,120	496

LOSS BEFORE INCOME TAXES	(1,161,491)	(496)

INCOME TAXES (Note 5)	(57,457)	—

NET LOSS	(1,218,948)	(496)

BASIC AND DILUTED NET LOSS PER SHARE	(0.03)	—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	44,176,362	—

(See notes to the consolidated financial statements)

GRAN TIERRA ENERGY INC. Consolidated Balance Sheet (unaudited) (Stated in US dollars)

	March 31, 2006	December 31, 2005

ASSETS

CURRENT
Cash	510,285	2,221,456
Restricted cash	495,427	400,427
Accounts receivable	1,684,359	808,960
Prepaid expenses and deposits	33,502	42,701
Inventory	476,156	447,012
	3,199,729	3,920,556

Taxes receivable	77,680	108,139
Capital assets (Note 3)	8,404,913	8,313,208
Deferred income taxes	—	29,228
	11,682,322	12,371,131

LIABILITIES

CURRENT
Accounts payable	603,789	1,142,930
Accrued liabilities	316,535	121,122
	920,324	1,264,052

Long term lease obligation	19,548	—
Asset retirement obligations	69,002	67,732
	88,550	67,732

SHAREHOLDERS’ EQUITY

Share capital (Note 4) (27,404,755 common shares and 17,142,857 exchangeable shares, par value $0.001 per share, issued and outstanding)	44,548	43,285
Additional paid-in-capital	12,637,026	11,807,313
Warrants	1,430,502	1,408,429
Deficit	(3,438,628)	(2,219,680)
	10,673,448	11,039,347
	11,682,322	12,371,131

(See notes to the consolidated financial statements)

GRAN TIERRA ENERGY INC.

Consolidated Statement of Cash Flows (unaudited)
Three Month Period ended March 31, 2006
And for the period from date of inception on January 26, 2005 to March 31, 2005
(Stated in US dollars)

	2006	2005

CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES:

OPERATING
Net loss	(1,218,948)	(496)
Add (deduct) items not involving cash:
Depletion, depreciation and accretion	362,475	—
Deferred income taxes	29,228	—
Stock-based compensation	73,058	—
Tax receivable	30,459	—
Changes in non-cash working capital (Note 6)	(1,239,072)	(232)
	(1,962,800)	(728)

FINANCING
Lease obligation	19,548	—
Proceeds from issuance of common shares and warrants, net of issuance costs	779,991	559,164
	799,539	559,164

INVESTING
Purchase of capital assets	(452,910)	—
Restricted cash	(95,000)	—
	(547,910)	—

NET DECREASE IN CASH	(1,711,171)	558,436

CASH, BEGINNING OF PERIOD	2,221,456	—

CASH, END OF PERIOD	510,285	558,436

Supplemental cash flow disclosures:
Cash paid for interest	—	—
Cash paid for taxes	—	—

(See notes to the consolidated financial statements)

GRAN TIERRA ENERGY INC. Consolidated Statement of Shareholders’ Equity (unaudited) (Stated in US dollars)

	March 31, 2006	December 31, 2005

Share Capital
Balance beginning of period	43,285	—
Issue of common shares	1,263	43,285
Balance end of period	44,548	43,285

Additional paid-in-capital
Balance beginning of period	11,807,313	—
Issue of common shares	756,655	11,754,402
Stock-based compensation expense	73,058	52,911
Balance end of period	12,637,026	11,807,313

Warrants
Balance beginning of period	1,408,429	—
Issue of warrants	71,370	1,408,429
Redemption of warrants	(49,297)	—
Balance end of period	1,430,502	1,408,429

Deficit
Balance beginning of period	(2,219,680)	—
Net loss	(1,218,948)	(2,219,680)
Balance end of period	(3,438,628)	(2,219,680)

(See notes to the consolidated financial statements)

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements (unaudited)
Three Month Period ended March 31, 2006
(Stated in US dollars)

1. DESCRIPTION OF BUSINESS AND GOING CONCERN

Gran Tierra Energy Inc. (the “Company”) is a publicly traded oil and gas exploration and production company with current operations in Argentina.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire oil and natural gas interests and generate profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as at and for the period ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,218,948 for the period ended March 31, 2006, negative cash flows from operating activities of $1,962,800, and, as at March 31, 2006, had a deficit of $3,438,628. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its capital investment program.

Management of the Company plans to address the above as follows:

•
raise additional capital through the sale and issuance of common shares and/or through issuance of debt. The company is planning a private placement of common shares and is pursuing a debt facility during the second quarter, 2006.

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

2. SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements (unaudited)
Three Month Period ended March 31, 2006
(Stated in US dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with our consolidated financial statements as at and for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-KSB. The accounting policies followed are described in note 2 of the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-KSB.

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record such transactions in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus should be applied to new arrangements entered into and modifications or renewals of existing agreements, beginning with the second quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measure like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements (unaudited)
Three Month Period ended March 31, 2006
(Stated in US dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2006, the FASB issued statement 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

3. CAPITAL ASSETS

	March 31, 2006
	Cost $	Accumulated Depletion and Depreciation $	Net Book Value $

Oil and natural gas properties	8,644,198	(788,124)	7,856,074
Materials and supplies	300,177	-	300,177
Furniture and Fixtures	120,141	(15,949)	104,192
Computer equipment	114,187	(4,636)	109,551
Automobiles	49,534	(14,615)	34,919
	9,228,237	(823,324)	8,404,913

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements (unaudited)
Three Month Period ended March 31, 2006
(Stated in US dollars)

3. CAPITAL ASSETS (continued)

	December 31, 2005
	Cost $	Accumulated Depletion and Depreciation $	Net Book Value $

Oil and natural gas properties	8,331,767	(444,853)	7,886,914
Materials and supplies	300,177	-	300,177
Furniture and Fixtures	20,167	(4,805)	15,362
Computer equipment	73,682	(2,649)	71,033
Automobiles	49,534	(9,812)	39,722
	8,775,327	(462,119)	8,313,208

4. SHARE CAPITAL

	Number of Shares	Amount $

Balance, beginning of period	43,285,112	43,285
Common shares issued, at par value of $0.001 per share	1,262,500	1,263

Balance, end of period	44,547,612	44,548

Share capital

Share capital consists of 27,404,755 common voting shares of the Company and 17,142,857 exchangeable shares of Goldstrike Exchange Co. (collectively, “common stock”). Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock.

Warrants

At March 31, 2006, the Company had 14,547,622 warrants outstanding to purchase 7,273,811 common shares for $0.625 per one-half share.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements (unaudited)
Three Month Period ended March 31, 2006
(Stated in US dollars)

4. SHARE CAPITAL (continued)

Stock options

The Company has granted options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or end of service to the Company, which ever occurs first. At the time of grant, the exercise price equals the market price. The following options have been granted:

	Number of Options	Weighted Average Exercise Price ($/option)

Outstanding, beginning of period	1,940,000	1.12
Granted	-	-
Balance, end of period	1,940,000	1.12

Total stock-based compensation expense included in general and administrative expense was $73,058 for the period ended March 31, 2006.

The table below summarizes unexercised stock options at March 31, 2006:

Exercise Price ($/option)	Number of Options Outstanding	Weighted Average Expiry (years)

$0.80	1,600,000	9.7
$2.62	340,000	9.8
Total Options	1,940,000	9.7

No stock options were exercisable at March 31, 2006.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements (unaudited)
Three Month Period ended March 31, 2006
(Stated in US dollars)

5. INCOME TAXES

The Company has losses of approximately $3,527,000 that can be carried forward and applied against future taxable income. A valuation allowance has been taken for the potential income tax benefit associated with the loss incurred by the Company in the period, due to uncertainty of utilisation of the tax loss.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements (unaudited)
Three Month Period ended March 31, 2006
(Stated in US dollars)

5. INCOME TAXES  (Continued)

The income tax expense (recovery) reported differs from the amount computed by applying the statutory rate to loss before income taxes for the following reasons:

	March 31,	March 31,
	2006	2005
	$	$

Loss before income taxes	(1,218,948)	(496)
Statutory income tax rate	34%	34%

Income tax benefit	(414,442)	(169)
Stock-based compensation	42,830	-
Valuation allowance	429,069	169
Income Tax Expense	57,457	-

6. CHANGES IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital are comprised of the following:

	March 31,	March 31,
	2006	2005
	$	$

Increase in accounts receivable	(875,399)	(232)
Decrease in prepaids	9,199	-
Increase in inventory	(29,144)	-
Decrease in accounts payable	(539,141)	-
Increase in accrued liabilities	195,413	-
	(1,239,072)	(232)

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements (unaudited)
Three Month Period ended March 31, 2006
(Stated in US dollars)

7. COMMITMENTS

The Company leases an automobile under a capital lease that expires on April 30, 2006. At March 31, 2006, capital assets include $28,113 related to the capital lease.
The future minimum lease payments under the capital lease at March 31, 2005 are as follows:

$

2006	1,895
Total minimum lease payments	1,895

The Company entered into a lease beginning February 2006 for office space in Calgary, Canada that expires January 31, 2011 for $6,824 per month, and a lease beginning March 2006 for office space in Buenos Aires, Argentina that expires February 29, 2008 for $2,000 per month. These leases are considered operating leases.

Future minimum lease payments under these office leases at March 31, 2006 are as follows:

$

2006	79,416
2007	105,888
2008	85,888
2009	81,888
2010	81,888
2011	6,824
Total minimum lease payments	441,792

The Company entered three leases in February and March 2006 for office equipment in Calgary, all are capital leases. A lease for office furniture expires February 3, 2008 for $165 per month; a lease for phone equipment expires February 9, 2009 for $240 per month; and a lease for a photocopier expires February 9, 2011 for $314 per month. At March 31, 2006 capital assets included $27,748 related to these leases.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements (unaudited)
Three Month Period ended March 31, 2006
(Stated in US dollars)

7. COMMITMENTS (continued)

Future minimum lease payments under these leases at March 31, 2006 are as follows:

$

2006	7,911
2007	9,493
2008	7,124
2009	4,248
2010	3,772
2011	628
Total minimum lease payments	33,176

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

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements (unaudited)
Three Month Period ended March 31, 2006
(Stated in US dollars)

7. COMMITMENTS (continued)

Letters of intent

Letters of intent have been signed with three companies regarding certain acquisitions in Argentina and Colombia

The Company announced on February 22, 2006 an agreement to purchase interests in eight properties in Argentina from Compania General de Combustibles S.A. (CGC). This acquisition is dependent on several conditions, including the waiving of rights of first refusal of the partners of CGC for the principal properties, and successful conclusion of financing for the acquisition.

The Company also entered into a farm-in and acquisition agreement to purchase an interest in the El Vinalar block in Argentina from Golden Oil Corporation. This acquisition is dependent on standard closing conditions including provision of necessary financing.

Subsequent Event

The Company announced on April 3, 2006 an agreement to purchase the interests of Argosy Energy International in Colombia. This acquisition is subject to customary closing conditions including financing.

Item 2: Management’s Discussion and Analysis

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

We currently hold a non-operating (14%) interest in joint ventures involving several producing fields in the Noroeste basin of Argentina (Palmar Largo), as well as a 50% interest in two minor properties, both currently non-producing. We acquired these interests on September 1, 2005. Before the acquisition, we had no oil and gas interests or properties. The acquisition was funded through a series of private placements, initially advanced to Gran Tierra Canada as a loan from the former Goldstrike.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire oil and natural gas interests and generate profitable operations from our oil and natural gas interests in the future. Our financial statements as at and for the period ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $1,218,948 for the period ended March 31, 2006, negative cash flows from operations of $1,962,800 and at March 31, 2006 had an accumulated deficit of $3,438,628. We expect to incur substantial expenditures to further our capital investment programs and our cash flow from operating activities may not be sufficient to satisfy our current obligations and meet our capital investment objectives.

To address our ability to continue as a going concern, we intend to raise additional capital through the sale and issuance of common shares. We also plan to expand our portfolio of production, development, step-out and exploration opportunities using additional capital raised and cash provided by future operating activities.

Net loss for the first quarter of 2006 was $1,218,948, equivalent to a loss of $0.03 per share. This compares to a loss of $496 for the first quarter of 2005. Per share calculations for the first quarter of 2006 are based on basic weighted average shares outstanding of 44,176,362 at March 31, 2006. Gross revenue was $1,184,617, royalties for the quarter totaled $134,987 and net revenues were $1,049,629. Production and sales from Nacatimbay were suspended on March 1, 2006. Expenses totaled $2,211,120 for the quarter, reflecting costs for a full quarter of operations at Palmar Largo, two months of operations at Nacatimbay and general and administrative expenditures in Calgary, Canada and Buenos Aires, Argentina. Cash flow from operations was negative $1,962,800. Capital expenditures totaled $452,910 for the quarter, bringing total net capital to $8,404,913 after depletion, depreciation and accretion expense of $362,475. Capital expenditures for the quarter related mainly to activities at Palmar Largo, plus office furniture and equipment purchases. Financing activities contributed $799,539 to Gran Tierra.

Gran Tierra had no oil and gas operations in the first quarter of 2005, and therefore no operating or capital expenditures for the period. General and administrative expenditures to March 31, 2005 totaled $3,469.

Plan of Operations

During 2006, we plan to participate in our current joint venture activities; no drilling is planned for the year for current projects of the company, namely Palmar Largo, Nacatimbay and Ipaguaza joint ventures. A total of three well workovers are planned at Palmar Largo, to be funded from internal cash flow, two were completed in the first quarter. We will be conducting a review of production enhancement and exploration opportunities at Nacatimbay and Ipaguazu. In addition to current projects, we will pursue new ventures that may add production, development and exploration opportunities in South America, in areas of current activity and in new regions/countries. There is no assurance additional opportunities will be available, or if we participate in additional opportunities that those opportunities will be successful.

Based on projected production, prices and costs, we believe that our current cash position and cash flow from operations are sufficient to sustain current activity through 2006. New business opportunities will require equity and/or debt financing for acquisitions and/or future work programs.

We have not entered into any commodity derivative arrangements or hedging transactions. Although we have no current plans to do so, we may enter in to some swap and/or hedging arrangements in conjunction with future financings. We have no off-balance sheet arrangements.

Results of Operations for 2005

Revenues

Production after royalties for the quarter averaged 274 barrels per day of oil from Palmar Largo. Production at Nacatimbay was suspended on March 1, 2006 due to low flow conditions; a remedial work program is being assessed to restore production. Production at Nacatimbay averaged 3 barrels per day of condensate and 476 thousand cubic feet per day of natural gas after royalties for the period January 1 to February 28, 2006, resulting in average production of 2 barrels per day of condensate and 312 thousand cubic feet per day of gas for the quarter. Oil sales at Palmar Largo averaged 292 barrels per day after royalties. Natural gas sales at Nacatimbay averaged 262 thousand cubic feet per day after royalties for the period.

Gross revenue for the first quarter of 2006 was $1,136,867 at Palmar Largo and $47,750 at Nacatimbay, totaling $1,184,617 for the year. The average sales price for Palmar Largo oil was $38.13 per barrel, and was $1.64 per thousand cubic feet of natural gas at Nacatimbay.

Net revenue for the year was $1,049,629, reflecting an average royalty rate of 12% of production revenue minus transportation and storage costs.

No revenue was recorded for the company in the first quarter of 2005.

Cost of Sales and Gross Profit

Operating expenses totaled $353,080 for the first quarter of the year, representing a full quarter of operations at Palmar Largo, and two months of operations at Nacatimbay. This equates to an average operating cost of $13.45 per barrel of oil equivalent (based on net barrels of oil equivalent and a natural gas/liquids conversion of 20 to 1). Operating expenses reflect the impact of a two well workover program over the first quarter.

Gross profit for the period was $696,549.

As we did not have oil and gas operations in the first quarter of 2005, there were no operating costs or gross profit for the prior year period.

Other Operating Expenses

Depreciation and depletion for the period was $361,205, and accretion of asset retirement obligation was $1,270 for a total of $362,475. The majority of this cost represents the depletion of the acquisition cost for the Argentina properties. There was no depreciation, depletion and accretion recorded in the first quarter of 2005.

Remaining operating expenses for the year were principally general and administrative in nature, totaling $1,591,029. Of this amount, legal costs, accounting expenses and consulting costs were $1,001,852. The majority of these costs were associated with audit activities, share registration, and marketing initiatives, many of which are non-recurring in nature. Salaries and benefits were $360,731 and travel costs were $54,603. Office and other expenses totaled $173,843. Total general and administrative expenses for the prior year period totaled $3,469.

Foreign exchange gain was $95,464 for the first quarter of the year.

Net Income (Loss) Available to Common Shares

Net loss for the first quarter of 2006 was $1,218,948, equivalent to a loss of $0.03/share. These results reflect a full quarter of operating activities. This compares to a loss of $496 for the first quarter of 2005.

Liquidity and Capital Resources

Liquidity

Gross capital expenditures in the first quarter of 2006 were $452,910, predominantly for the development of the Argentina properties, and office equipment in both Calgary and Argentina. There were no capital expenditures in the first quarter of 2005.

During 2006, we funded the majority of our capital expenditures and operating expenditures from cash balances existing at the end of 2005, which were received through three private placements of equity in Gran Tierra in late-2005. We conducted a private placement of shares which closed on February 2, 2006 with proceeds of $762,500. Our cash balance at March 31, 20006 was $510,285 compared to $2,221,456 at December 31, 2005.

We believe that our current operations can be maintained from existing cash flow and cash on hand barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, or issuance of equity.

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

Off-Balance Sheet Arrangements

For the fiscal quarter ended March 31, 2006, we had no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.

CRITICAL ACCOUNTING ESTIMATES

Use of Estimates

The preparation of financial statements under generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Oil and Gas Accounting—Reserves Determination

The process of estimating reserves is complex. It requires significant judgments and decisions based on available geological, geo-physical, engineering and economic data.

To estimate the economically recoverable oil and natural gas reserves and related future net cash flows, we incorporate many factors and assumptions including:
▪	expected reservoir characteristics based on geological, geophysical and engineering assessments;
▪	future production rates based on historical performance and expected future operating and investment activities;
▪	future oil and gas prices and quality differentials;
▪	assumed effects of regulation by governmental agencies; and
▪	future development and operating costs.

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

Reserves estimates are critical to many of our accounting estimates, including:

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

Oil and Gas Accounting—Impairment

We evaluate our oil and gas properties for impairment on a quarterly basis. We assess estimated discounted future cash flows to determine if properties are impaired on a cost centre basis. If the 10% discounted future cash flows for a cost centre are less than the carrying amount, the cost centre is written down to its fair value.

We assessed our oil and gas properties for impairment at the end of the first quarter of 2006 and found no impairments were required based on our assumptions.

Cash flow estimates for our impairment assessments require assumptions about two primary elements—future prices and reserves.

It is difficult to determine and assess the impact of a decrease in our proved reserves on our impairment tests. The relationship between the reserves estimate and the estimated discounted cash flows is complex because of the necessary assumptions that need to be made regarding future production rates, future prices and future costs. Under full cost accounting, a ceiling test is performed to ensure that unamortized capitalized costs in each cost centre do not exceed their fair value. An impairment loss is recognized in net earnings when the carrying amount of a cost center is not recoverable and the carrying amount of the cost center exceeds its fair value. A cost center is defined as a country. Capitalized costs, less accumulated depreciation (carrying value) are limited to the sum of: the present value of estimated future net revenues from proved oil and gas reserves, less future value of unproven properties included in the costs being amortized; less income tax effects related to the differences between the book and tax basis of the properties. If unamortized capital costs within a cost center exceed the cost center ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs. As a result, we are unable to provide a reasonable sensitivity analysis of the impact that a reserves estimate decrease would have on our assessment of impairment.

Asset Retirement Obligations

We are required to remove or remedy the effect of our activities on the environment at our present and former operating sites by dismantling and removing production facilities and remediating any damage caused. Estimating our future asset retirement obliga-tions requires us to make estimates and judgments with respect to activities that will occur many years into the future. In addition, the ultimate financial impact of environmental laws and regulations is not always clearly known and cannot be reasonably estimated as standards evolve in the countries in which we operate.

We record asset retirement obligations in our consolidated financial statements by discounting the present value of the estimated retirement obligations associated with our oil and gas wells and facilities and chemical plants. In arriving at amounts recorded, numer-ous assumptions and judgments are made with respect to ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and expected changes in legal, regulatory, environmental and political environments. The asset retirement obligations we have recorded result in an increase to the carrying cost of our property, plant and equipment. The obligations are accreted with the passage of time. A change in any one of our assumptions could impact our asset retirement obligations, our prop-erty, plant and equipment and our net income.

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

NEW ACCOUNTING PRONOUCEMENTS

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus should be applied to new arrangements entered into and modifications or renewals of existing agreements, beginning with the second quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measure like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject ot a remeasurement event. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2006, the FASB issued statement 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as required by Rule 13a-15 of the Exchange Act. Based on their evaluation of our disclosure controls and procedures, they have concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
32	Section 1350 Certifications*
________________
* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAN TIERRA ENERGY, INC.

Date: May 15, 2006	By:	/s/ Dana Coffield
Dana Coffield Its: Chief Executive Officer

Date: May 15, 2006	By:	/s/ James Hart
James Hart Its: Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description	Incorporated by Reference to Filings Indicated
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
32	Section 1350 Certifications*
________________
* filed herewith