Form 10KSB/A
period 2005-12-31
GRAN TIERRA ENERGY, INC.
filed 2006-07-19
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

The aggregate market value, based on the average bid and asked prices on NASD’s OTC Bulletin Board on June 30, 2006, of the voting common stock, par value $0.001 per share, held by non-affiliates of the Registrant as of June 30, 2006 was approximately $259,631,757. The determination of aggregate market value includes 16,984,124 exchangeable shares (described further below). For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

On June 30, 2006, the total number of outstanding shares of our common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc. (our subsidiary known as Goldstrike Exchange Co.), which are exchangeable into our common stock, was 94,585,112. Of this total, there were outstanding 77,600,988 shares of common stock and 16,984,124 shares of common stock issuable upon the exchange of exchangeable shares. In addition, we had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra. The special voting stock generally votes together with the common stock on all matters on which the holders of our common are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format. Yes ☐No ☒.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-KSB/A is being filed for the purpose of amending the Annual Report in response to written comments from the Securities and Exchange Commission staff. Amendment No. 1 to the Annual Report of Form 10-KSB/A was filed on April 21, 2006.

In order to preserve the nature and character of the disclosures as of March 10, 2006, except as specifically discussed in this Amendment No. 2 to the Annual Report on Form 10-KSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on March 10, 2005.

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

Markets and Competition

We market our own share of production in Argentina. Production from Palmar Largo is a high quality oil and is transported by pipeline and truck to a nearby refinery. Prices are defined by a multi-year contract. Minor volumes of natural gas and liquids from Nacatimbay are also sold locally. All sales are denominated in pesos but refer to reference or base prices in US dollars. Our average oil price for 2005 was $37.80 per barrel and our average natural gas price was $1.50 per thousand cubic foot.

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

Production Summary

Production Net to Gran Tierra, After 12% Royalty, September 1 - December 31, 2005
Oil - Palmar Largo		Natural Gas - Nacatimbay		Liquids Nacatimbay
(barrels per day)	(average price)	(thousand cubic feet per day)	(average price)	(barrels per day)
293	$37.80/barrel	494	$1.50/thousand cubic feet	5

Gran Tierra had no production in 2004.

Productive Wells Productive Wells Gran Tierra, December 31, 2005
(Number of wells)	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Palmar Largo	16	2.2	-	-	16	2.2
Nacatimbay	-	-	1	0.5	1	0.5
Ipaguazu	-	-	-	-	-	-
Total	16	2.2	1	0.5	17	2.7

(1)	Represents the total number of wells at each property.
(2)	Represents our interest in the total number of wells at each property.

Acreage Acreage Gran Tierra, December 31, 2005
(Acres)	Developed		Undeveloped		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Palmar Largo	301,700	42,238	-	-	301,700	42,238
Nacatimbay	36,600	18,300	-	-	36,600	18,300
Ipaguazu	43,200	21,600	-	-	43,200	21,600
Total	381,500	82,138	-	-	381,500	82,138

(1)	Represents the total acreage at each property.
(2)	Represents our interest in the total acreage at each property.

Drilling Activity Drilling Activity Gran Tierra, 2005
(Number of wells)	Productive		Dry		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Exploration	-	-	1	0.14	1	0.14
Development	1	0.14	-	-	1	0.14
Total	1	0.14	1	0.14	2	0.28

(1)	Represents the total number of wells at which there is drilling activity.
(2)	Represents our interest in the total number of wells at which there is drilling activity.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire oil and natural gas interests and generate profitable operations from our oil and natural gas interests in the future. We incurred a net loss of $2.2 million for the period ended December 31, 2005, negative cash flows from operations of $1.9 million, and, as at December 31, 2005, had an accumulated deficit of $2.2 million. We expect to incur substantial expenditures to further our capital investment programs and our cash flow from operating activities may not be sufficient to satisfy our current obligations and meet our capital investment objectives. Those circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as at and for the period ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

To address our ability to continue as a going concern, we initially intend to rely primarily on our current cash position. We also intend to raise additional capital through the sale and issuance of common shares and to arrange a debt facility with one or more banks. We also plan to expand our portfolio of production, development, step-out and exploration opportunities using additional capital raised and cash provided by future operating activities.

If those efforts are unsuccessful, we will be required to curtail future plans, reduce expenses and rely upon existing properties for revenue. We may be required liquidate our assets and wind-up our operations.

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

At December 31, 2005 we had cash and cash equivalents of $2,221,456. Our net working capital was $2,656,504. We completed several private placements in 2005, that resulted in financing activities providing $13,206,116. Operating activities used $1,876,638 during 2005, and investing activities used $9,108,022. Cash used in investing activities was primarily for acquisition of our properties in Argentina. We have $400,427 in restricted cash that is currently being held in escrow with our partners in the Palmar Largo joint venture, in order to secure future cash calls relating to the joint venture which include both operating expenses and capital expenditures. The escrow account is scheduled to be terminated in October, 2006 and the cash balance is to be released to us at that time. Although the escrow may be terminated, we will continue to be subject to cash calls relating to the joint venture and the term of the escrow account may be extended if we become delinquent in payment of cash calls prior to October. Cash calls for 2006 are expected to total $2.1 million and are expected to be covered by revenues from Palmar Largo.

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

Inventory

All inventory is crude oil in tanks and is valued at lower of cost or market value. The cost of inventory is determined using the weighted average method. Inventory costs include expenditures and other costs directly or indirectly incurred in bringing the inventory to its existing condition.

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

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

5.     ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with our oil and natural gas properties are as follows:

2005
$

Balance beginning of period	-
Obligations assumed with property acquisitions	66,931
Expenditures made on asset retirements	-
Accretion	801
Revisions to estimates	-
Balance, end of period	67,732

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

Taxes receivable of $108,139 relate to Argentine alternative minimum tax assessed for 2006. Management believes it is more likely than not that this receivable will be realized in the next 12 months as a credit against income tax payable. The income tax benefit and expense for this receivable net against each other in the Statement of Operations.

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

GRAN TIERRA ENERGY INC.

Supplementary Data (unaudited)

B.     Capitalized Costs - December 31, 2005
$

Unproved oil and gas properties	12,588
Proved oil and gas properties	8,319,179
8,331,767
Accumulated depletion, depreciation and amortization	(444,853)
Capitalized costs	7,886,914

C. Costs Incurred - Period Ended December 31, 2005
$
Property acquisition costs
Proved	7,087,858
Unproved	12,588
Exploration costs	-
Development costs	1,231,321
Loans Incurred	8,331,767

D. Results of Operations for Producing Activities - Period Ended December 31, 2005

$

Net sales	1,059,297
Production costs	395,287
Depletion, depreciation and accretion	444,853
219,157
Income taxes	76,705
Results of operations for producing activities	142,452

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

The accompanying audited statements of revenues, royalties and operating expenses are presented as it is impracticable to include the full financial statements required by Regulation S-B. The information required for the full financial statements is not available on an individual property basis and not meaningful to the Palmar Largo property. Historically, no allocation of general and administrative, interest, corporate taxes, accretion of asset retirement obligations, depreciation, depletion and amortization was made for the Palmar Largo property. Accordingly, the statements of revenue, royalty and operating expenses are presented in lieu of the full financial statements.

The accompanying audited statements of revenues, royalties and operating expenses were derived from historical accounting records and reflect the revenues, royalties and direct operating expenses of the Palmar Largo property. Production and direct operating cost information was acquired from Pluspetrol (the operator of the property). Price, royalty, transportation and selling cost information was acquired from Dong Won Corporation (the seller). Such amounts may not be representative of future operations. The statements do not include depreciation, depletion and amortization, general and administrative expenses, income taxes or interest expense as these costs may not be comparable to the expenses expected to be incurred by the Company on a prospective basis.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 10, 2005, we consummated a share purchase agreement with Gran Tierra Energy Inc., a privately held Canadian company (“Gran Tierra Canada”), and the holders of Gran Tierra Canada’s capital stock. That same day, we and Gran Tierra Goldstrike, Inc., our Canadian subsidiary, consummated an assignment agreement. In these two transactions, the holders of Gran Tierra Canada’s capital stock acquired shares of either our common stock or exchangeable shares of Goldstrike Exchange Co., and Goldstrike Exchange Co. acquired substantially all of Gran Tierra Canada’s capital stock. Additionally, we changed our name to Gran Tierra Energy Inc., with the management and business operations of Gran Tierra Canada, remaining incorporated in the State of Nevada. Through these transactions, Gran Tierra Canada became our wholly-owned subsidiary.

Prior to the above-described transactions, our independent registered public accounting firm was Moen and Company, and the independent auditors for Gran Tierra Canada were Deloitte & Touche LLP. Because the above-described transactions were treated as a reverse acquisition for accounting purposes, our historical financial reports filed are those of Gran Tierra Canada, the accounting acquirer. Accordingly, our board of directors determined to change our independent registered public accounting firm from Moen and Company to Deloitte & Touche LLP. Moen and Company was dismissed as our independent registered public accounting firm on April 12, 2006, effective as of November 10, 2005, and Deloitte & Touche LLP was engaged as our independent registered public accounting firm on November 10, 2005. As a result of being the auditors of Gran Tierra Canada, Deloitte & Touche LLP consulted with us and Gran Tierra Canada regarding the above-described transactions.

The reports of Moen and Company on our financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Moen and Company did express concern that that we would not be able to continue as a “going concern” because we had not sustained profitable operations. However, the report of Moen and Company on our financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 did not contain an explanatory paragraph relating to our ability to continue as a “going concern.”

In connection with the audit of our financial statements for the fiscal year ended December 31, 2004, and during the fiscal years ended December 31, 2003 and December 31, 2004 through April 12, 2006, there were no disagreements with Moen and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moen and Company, would have caused Moen and Company to make reference to the matter in its reports.

During the most recent fiscal year and through the date of the dismissal of Moen and Company, no information is required to be reported under Item 304(a)(1)(iv)(B) of Regulation S-B.

Pursuant to our request, Moen and Company furnished us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements we have made in a report on Form 8-K/A. A copy of this letter was filed as exhibit 16.1 to our Form 8-K/A, filed on June 1, 2006.

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

Duration, Amendment and Termination

Our board of directors may suspend or terminate the Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the Plan will terminate on November 10, 2015. The Board may also amend the Plan at any time. No such amendment may increase the total number of shares of our common stock reserved for issuance under the Plan, reduce the minimum exercise price for options or exchange options for other types of awards, unless such amendment is authorized by our stockholders. The termination or amendment of the Plan will not, without the consent of the participant, adversely affect a participant’s rights under a previously granted award.

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

Item 13. Exhibits.

(a)  The following exhibits are filed as part of this report:

Exhibit No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leaseco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.6	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.7	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.8	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended. +	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.9	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.+	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.10	Form of Indemnity Agreement.+	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.11	Mineral Property Sale Agreement dated June 30, 2003.	Incorporated by reference to Exhibit 10.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
10.12	2005 Equity Incentive Plan.+	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.14	Details of the Goldstrike Special Voting Share**
10.15	Exchangeable Share Provisions**
10.16	Refinery Contract between Refinor S.A. and Dong Wong Corporation - Golden Oil Coporation.**
10.17	Contract between Compañia General de Combustibles S.A. and Gran Tierra Energy Argentina S.A.**
21.1	List of subsidiaries.*

Exhibit No.	Description	Reference
31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
99.1	Charter of the Audit Committee (including Supplement A thereto), as adopted on March 9, 2006.*

* Previously filed as exhibits to Gran Tierra’s annual report on Form 10-KSB, filed on March 10, 2006, and incorporated herein by reference.
** Previously filed as exhibits to Amendment No. 1 to Gran Tierra’s annual report on Form 10-KSB/A, filed on April 21, 2006, and incorporated herein by reference.
*** Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on July 18, 2006.

Gran Tierra Energy Inc.

By:	/s/ Dana Coffield
Name: Dana Coffield
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dana Coffield Dana Coffield	President Chief Executive Officer Director (Principal Executive Officer)	July 18, 2006
/s/ James Hart James Hart	Vice President, Finance Chief Financial Officer Director (Principal Financial Officer and Principal Accounting Officer)	July 18, 2006
/s/ Jeffrey Scott Jeffrey Scott	Chairman of the Board of Directors	July 18, 2006
/s/ Walter Dawson Walter Dawson	Director	July 18, 2006
/s/ Verne Johnson Verne Johnson	Director	July 18, 2006
/s/ Nadine C. Smith Nadine C. Smith	Director	July 18, 2006

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leaseco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.6	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.7	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.8	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended. +	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.9	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.+	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.10	Form of Indemnity Agreement.+	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.11	Mineral Property Sale Agreement dated June 30, 2003.	Incorporated by reference to Exhibit 10.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
10.12	2005 Equity Incentive Plan.+	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.14	Details of the Goldstrike Special Voting Share**
10.15	Exchangeable Share Provisions**
10.16	Refinery Contract between Refinor S.A. and Dong Wong Corporation - Golden Oil Coporation.**
10.17	Contract between Compañia General de Combustibles S.A. and Gran Tierra Energy Argentina S.A.**
21.1	List of subsidiaries.*
31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description	Reference
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Charter of the Audit Committee (including Supplement A thereto), as adopted on March 9, 2006.*

* Previously filed as exhibits to Gran Tierra’s annual report on Form 10-KSB, filed on March 10, 2006, and incorporated herein by reference.
** Filed herewith
+ Management contracts and compensatory arrangements.