Form 10QSB
period 2006-06-30
GRAN TIERRA ENERGY, INC.
filed 2006-08-14
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number 333-111656

GRAN TIERRA ENERGY, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	Applied For
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

611-10th Ave S.W. Suite 300
Calgary, Alberta, Canada T2R OB2
(Address of principal executive offices)

(403) 256-3221
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

Yes      ☐   No ☒
As of June 30, 2006, 95,455,759 (including 16,984,127 exchangeable shares) of the issuer’s common shares, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes      ☒   No ☐

Gran Tierra Energy Inc.
Consolidated Statement of Operations (Unaudited)
Stated in US dollars

	Three months ended June 30,		From inception on January 26, 2005 and for six months ended June 30,
	2006 $	2005 $	2006 $	2005 $

REVENUE	2,089,984	-	3,139,613	-

EXPENSES
Operating Expenses	1,089,540	-	1,442,620	-
General and Administrative	880,554	251,043	2,471,583	254,512
Depreciation, Depletion and Accretion	511,991	3,366	874,465	3,366
Foreign Exchange (gain)/loss	99,308	6,612	3,842	3,639
	2,581,393	261,021	4,792,510	261,517

LOSS BEFORE INCOME TAXES	(491,409)	(261,021)	(1,652,898)	(261,517)

Income Taxes (Note 9)	80,325	-	137,783	-

NET LOSS	(571,734)	(261,021)	(1,790,680)	(261,517)

NET (LOSS) EARNINGS PER SHARE
Basic and diluted	(0.01)	(0.06)	(0.04)	(0.10)
Weighted average number of shares	49,349,778	4,285,714	46,789,749	2,500,000

See accompanying Notes to the Financial Statements

Gran Tierra Energy Inc.
Consolidated Balance Sheets (Unaudited)
Stated in US dollars

	June 30, 2006 $	December 31, 2005 $

ASSETS

CURRENT
Cash and cash equivalents	21,263,776	2,221,456
Restricted cash	11,813,960	400,427
Accounts receivable	6,661,229	808,960
Prepaid expenses	118,672	42,701
Inventory	369,401	447,012
Total Current Assets	40,227,038	3,920,556

Taxes Receivable	42,214	108,139
Long Term Investments	6,772	-
Property Plant and Equipment (Note 5)	49,353,499	8,313,208
Goodwill	13,593,980	-
Deferred Income Taxes	-	29,228
	103,223,503	12,371,131

LIABILITIES

CURRENT
Accounts payable	5,178,092	1,142,930
Accrued liabilities	897,076	121,122
Taxes Payable	1,240,632	-
	7,315,800	1,264,052

Long term Payables	70,953	-
Asset Retirement Obligation (Note 8)	70,295	67,732
Deferred Income Taxes (Note 9)	14,076,465	-
Deferred Remittance Taxes	1,162,447	-
Total Liabilities	22,695,960	1,331,784

SHAREHOLDERS’ EQUITY

Share capital (Note 6)	95,455	43,285
Additional Paid in Capital	71,610,896	11,807,313
Warrants (Note 6)	12,831,552	1,408,429
Deficit	(4,010,360)	(2,219,680)
	80,527,443	11,039,347
	103,223,503	12,371,131
See accompanying Notes to the Financial Statements

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flows (Unaudited)
Stated in US dollars

	From inception on January 26, 2005 and for 6 months ended June 30,
	2006 $	2005 $

CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES:

OPERATING:
Net (loss) earnings	(1,790,680)	(261,517)
Adjustments for:
Depreciation, Depletion and Accretion	874,465	3,366
Stock-based compensation	146,117	-
Deferred Income Taxes	29,228	-
Interest on restricted cash	(912)
Income tax provision	39,000	-
Taxes Receivable	65,925	-
Changes in non-cash working capital (Note 10)	(429,202)	123,128
	(1,066,059)	(135,023)

FINANCING
Proceeds from issuance of common shares and warrants, net of issuance costs	71,132,759	1,497,948

INVESTING
Property and equipment additions	(1,393,828)	(45,154)
Business Combination, net of cash acquired (Note 3)	(38,217,930)	-
Restricted Cash	(11,412,621)	-
	(51,024,380)	(45,154)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,042,320	1,317,771

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,221,456	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	21,263,776	1,317,771

See accompanying Notes to the Financial Statements

GRAN TIERRA ENERGY INC.
Consolidated Statement of Shareholders’ Equity (unaudited)
Stated in US dollars

	June 30, 2006 $	December 31, 2005 $
Share Capital
Balance beginning of period	43,285	-
Issue of common shares	52,170	43,285
Balance end of period	95,455	43,285

Additional paid-in-capital
Balance beginning of period	11,807,313	-
Issue of common shares	59,657,466	11,754,402
Stock-based compensation expense	146,117	52,911
Balance end of period	71,610,896	11,807,313

Warrants
Balance beginning of period	1,408,429	-
Issue of warrants	11,476,117	1,408,429
Redemption of warrants	(52,994)	-
Balance end of period	12,831,552	1,408,429

Deficit
Balance beginning of period	(2,219,680)	-
Net loss	(1,790,680)	(2,219,680)
Balance end of period	(4,010,360)	(2,219,680)

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements (Unaudited)
For the Six Month Period Ended June 30, 2006
Stated in US dollars

1. DESCRIPTION OF BUSINESS AND GOING CONCERN

Gran Tierra Energy Inc. (the “Company”) is a publicly traded oil and gas exploration and production company with operations in Argentina and Colombia.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire oil and natural gas interests and generate profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as at and for the six month period ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,790,680 for the period ended June 30, 2006, had cash outflows from operating activities of $1,066,059, and, as at June 30, 2006, had a deficit of $4,010,360. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its capital investment programs.

To address the above, management of the Company completed a sale and issuance of common shares during the second quarter of 2006. A total of $75,000,000 was raised through the sale of 50,000,000 units. Issue costs totalled $6,000,077, for net proceeds of $68,999,923. Part of these proceeds were used to acquire producing and exploration assets in Colombia which add immediate cash flow, and provide exploration opportunities.

In addition, management of the Company is pursuing the following:

•	raise additional capital through issuance of debt. The company is currently negotiating a debt facility that would provide capital for future expansion activities.

•	build a portfolio of production, development, step-out and more speculative exploration opportunities using additional capital raised and cash provided by future operating activities.

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

Goodwill

Goodwill represents the excess of purchase price of business combinations over the fair value of net assets acquired and is tested for impairment at least annually. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for Gran Tierra’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses, including comparable companies, comparable transactions and premiums paid. The goodwill on Gran Tierra’s financial statements was a result of the Argosy acquisition, and relates entirely to the Colombia reporting segment.

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus has been applied to new arrangements entered into and modifications or renewals of existing agreements, beginning in the second quarter of 2006. The adoption of this statement did not have a material impact on our results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

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

In June 2006, the FASB issued interpretation no 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. Recognition of a tax position should be based on whether it is more likely than not that a tax position will be sustained. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this interpretation will have material impact on our results of operations or financial position.

3.  BUSINESS COMBINATION

Gran Tierra entered into a Securities Purchase Agreement dated May 25, 2006 with Crosby Capital LLC (“Crosby”) to acquire all of the limited partnership interests of Argosy Energy International (“Argosy) and all of the issued and outstanding capital stock of Argosy Energy Corp. On June 20, 2006 Gran Tierra closed the Argosy acquisition and paid consideration to Crosby consisting of $37.5 million cash, 870,647 shares of the Company’s common stock and overriding and net profit interests in certain of Argosy’s assets valued at $1 million. The value of the overriding and net profit interests was based on present value of expected future cash flows. All of Argosy Energy International’s assets are in Colombia.

The acquisition has been accounted for using the purchase method, and the results of Argosy Energy International have been consolidated with Gran Tierra Energy from June 20, 2006.  The purchase price allocation is preliminary and is based on management’s best estimate of the fair values of the assets acquired and liabilities assumed. The purchase price allocation will be completed once all final adjustments have been identified and asset and liability valuations have been finalized.

$
Cash Paid, net	36,414,385
Share issued	1,305,971
Transaction Costs	497,574
Total Purchase Price	38,217,930

Purchase Price allocated:
Oil and Gas assets	40,558,920
Goodwill (1)	13,593,780
Accounts Receivable	5,361,887
Inventories	70,355
Long term investments	6,772
Accounts Payable and Accrued Liabilities	(6,085,109)
Long term payable	(49,763)
Deferred Tax liabilities	(15,238,912)
Total Purchase Price allocated	38,217,930

(1) Goodwill is not deductible for tax purposes.

The unaudited pro forma results for the year ended December 31, 2005 and the period ended June 30, 2006 are shown below, as if the acquisition had occurred on January 1, 2005. Pro forma results are not indicative of actual results or future performance.

	2006	2005
Revenue	10,365,411	12,950.000
Net Income (loss)	2,121,000	(459,000)
Earnings per share (Basic)	0.05	(0.01)
Earnings per share (fully diluted)	0.02	(0.01)

4.  SEGMENT AND GEOGRAPHIC REPORTING

The Company’s reportable segments are Argentina and Colombia. The Company is primarily engaged in the exploration and production of oil and natural gas. The accounting policies for the segments are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements on the Company’s form 10-KSB for 2005.

The Colombia assets were acquired in the second quarter of 2006, and the Argentina assets were acquired in the third quarter of 2005. Therefore there is no comparable segmented information for the second quarter of 2005 or 6 months ended June 30, 2006.

The following tables present information on the Company’s reportable geographic segments:

	Second Quarter			Six months ended June 30, 2006
	Colombia	Argentina	Total	Colombia	Argentina	Total
Revenues	460,202	1,629,782	2,089,984	460,202	2,679,411	3,139,613
Depreciation, Depletion and Accretion	122,327	381,009	503,336	122,327	730,782	853,109
Income before income taxes	174,671	(76,682)	97,989	174,671	181,458	356,129
Capital Expenditures	77,000	865,997	942,997	77,000	1,241,500	1,318,500

	June 30, 2006			December 31, 2005
	Colombia	Argentina	Total	Colombia	Argentina	Total
Property, Plant and Equipment, net	40,441,615	8,722,838	49,164,453	-	8,209,556	8,209,556
Goodwill	13,593,980	-	13,593,980	-	-	-

The following is a reconciliation of income before income taxes for reportable segments to consolidated income before income taxes:

	Second Quarter	Six months ended June 30, 2006
Income before income taxes for reportable segments	97,989	356,129
Corporate Expenses	(589,398)	(2,009,027)
Consolidated income before income taxes	(491,409)	(1,652,898)

The following is a reconciliation of capital expenditures for reportable segments to consolidated capital expenditures:

	Second Quarter	Six months ended June 30, 2006
Total capital expenditures for reportable segments	942,997	1,318,500
Corporate capital expenditures	(2,086)	75,328
Consolidated capital expenditures	940,911	1,393,828

The following is a reconciliation of reportable net property, plant and equipment to consolidated net property, plant and equipment:

	June 30, 2006	December 31, 2005
Property, Plant and Equipment, net for reportable segments	49,164,453	8,209,556
Corporate property, plant and equipment, net	189,046	103,652
Consolidated capital expenditures	49,353,499	8,313,208

5.  CAPITAL ASSETS

	June 30, 2006
	Cost $	Accumulated Depletion and Depreciation $	Net Book Value $
Oil and natural gas properties	49,764,202	(1,238,545)	48,525,657
Materials and supplies	498,000	-	498,000
Furniture and Fixtures	572,918	(414,855)	158,063
Computer equipment	338,417	(170,536)	167,882
Automobiles	18,227	(14,330)	3,898
	51,191,765	(1,838,266)	49,353,499

	December 31, 2005
	Cost $	Accumulated Depletion and Depreciation $	Net Book Value $
Oil and natural gas properties	8,331,767	(444,853)	7,886,914
Materials and supplies	300,177	-	300,177
Furniture and Fixtures	20,167	(4,805)	15,362
Computer equipment	73,682	(2,649)	71,033
Automobiles	49,534	(9,812)	39,722
	8,775,327	(462,119)	8,313,208

6. SHARE CAPITAL

	Number of Shares	Amount $
Balance, beginning of period	43,285,112	43,285
Common shares issued, at par value of $0.001 per share	52,170,647	52,170
Balance, end of period	95,455,759	95,455

Share capital

Share capital consists of 78,471,632 common voting shares of the Company and 16,984,127 exchangeable shares of Goldstrike Exchange Co. (collectively, “common stock”). Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock.

Warrants

At June 30, 2006, the Company had 14,472,622 warrants outstanding to purchase 7,236,311 common shares for $1,25 per share and 55,841,208 warrants outstanding to purchase 27,920,604 common shares for $1.75 per share.

Registration Rights Payments

The shares and warrants have registration rights associated with their issuance.

The 15,547,606 units issued in the fourth quarter of 2005 and first quarter of 2006 have liquidated damages payable in the amount of 1% of the purchase price of the unit per month payable each month the registration statement is not declared effective beyond the mandatory effective date (July 10th, 2006).

The 50,000,000 units issued in June 2006 have liquidated damages payable each month the registration statement is not declared effective beyond the mandatory effective date, being 120 days after the closing date of June 20, 2006 or 150 days if the registration statement is subsequently reviewed by the Securities Exchange Commission:
- 1% of the purchase price for the 1st month after the mandatory effective date

- 1.5% of the purchase price for the 2nd and 3rd month after the mandatory effective date

- 2% of the purchase price for the 4th and 5th months after the mandatory effective date and

- ½% increase each quarter thereafter

The total amount of liquidated damages shall not exceed 25% of the purchase price for the units. Under these provisions the maximum payment the company would make would be $18,750,000.

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

	Number of Options	Weighted Average Exercise Price ($/option)
Outstanding, beginning of period	1,940,000	1.12
Granted	-	-
Balance, end of period	1,940,000	1.12

The table below summarizes unexercised stock options at June 30, 2006:

Exercise Price ($/option)	Number of Options Outstanding	Weighted Average Expiry (years)
$0.80	1,600,000	9.4
$2.62	340,000	9.5
Total Options	1,940,000	9.4
No stock options were exercisable at June 30, 2006.

Total stock-based compensation expense included in general and administrative expense was $146,117. The Black-Scholes option pricing model was used to determine the fair value of the option grants with the following assumptions:

Dividend yield ($ per share)	0.00
Volatility (%)	57.0
Risk-free interest rate (%)	2.33
Expected life (years)	3.0
Forfeiture percentage (% per year)	10.0

The weighted average fair value per option is $0.35.

7. ASSET RETIREMENT OBLIGATIONS

Changes in the carrying amounts of the asset retirement obligations associated with our oil and natural gas properties are as follows:

	June 30, 2006 $	December 31, 2005 $
Balance beginning of period	67,732	-
Obligations assumed with property acquisitions	-	66,931
Expenditures made on asset retirements	-	-
Accretion	2,563	801
Balance, end of period	70,295	67,732

8. INCOME TAXES

The Company has losses of approximately $4,144,000 that can be carried forward and applied against future taxable income. A valuation allowance has been taken for the potential income tax benefit associated with the loss incurred by the Company in the period, due to uncertainty of utilisation of the tax loss.

The income tax expense (recovery) reported differs from the amount computed by applying the statutory rate to loss before income taxes for the following reasons:

	June 30, 2006 $	June 30, 2005 $
Loss before income taxes	(1,652,898)	(260,359)
Statutory income tax rate	34%	34%
Income tax benefit expected	(561,985)	(88,522)
Stock-based compensation	49,679
Valuation allowance	650,089	88,522
Income tax expense	137,783	-

The deferred income tax liability of $14,076,465 on the balance sheet is related entirely to Colombia operations, for the following items:

June 30, 2006 $
Property, Plant and Equipment	740,995
Goodwill	13,593,980
Other long term assets and liabilities	(258,510)
Total	14,076,465

9. CHANGES IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital are comprised of the following:

	June 30, 2006 $	June 30, 2005 $
Increase in Accounts receivable	(490,392)	(1,414)
Increase in Prepaids	(75,970)
(Increase) Decrease in Inventory	147,966
Increase (Decrease) in Accounts payable	(331,756)	124,542
Increase in Accrued liabilities	320,950
	(429,202)	(123,128)

10. COMMITMENTS

The Company entered into a lease beginning February 2006 for office space in Calgary, Canada that expires January 31, 2011 for $6,824 per month, and a lease beginning March 2006 for office space in Buenos Aires, Argentina that expires February 29, 2008 for $2,000 per month. These leases are considered operating leases.

Future minimum lease payments under these office leases at June 30, 2006 are as follows:

$
2006	52,944
2007	105,888
2008	85,888
2009	81,888
2010	81,888
2011	6,824
Total minimum lease payments	415,320

The company entered into four capital leases in February March and June 2006 for office equipment in Calgary.  The length of the leases range from expiration in February 2008 until February 2011.  At June 30, 2006 capital assets included $34,405 related to lease payments and total monthly payments are $1,140,

Future minimum lease payments under these leases at June 30, 2006 are as follows:

$
2006	6,840
2007	13,680
2008	8,958
2009	4,366
2010	3,874
2011	646
Total minimum lease payments	38,364

Interest expense incurred under these capital leases to June 30 was $910.

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

Assignment Agreements

The Company announced on February 22, 2006 an agreement to purchase interests in eight properties in Argentina from Compania General de Combustibles S.A. (CGC). The total consideration for the acquisition of all eight of the properties is $37.8 million and is dependent on several conditions, including the waiving of rights of first refusal of the partners of CGC for the principal properties, and court approval for CGC to sell the assets in question. The Company previously disclosed that it expected the purchase to close on or about April 30, 2006. As a result of delays in obtaining court approvals, the need to extend the offer, the potential exercise of the rights of first refusal and the need to obtain third-party consents, the Company cannot assure that it will be able to acquire any of the CGC properties. In, addition, management of the Company does not expect that the Company will be able to acquire all of the CGC properties. If the Company is able to acquire any of the CGC properties, management cannot estimate when such acquisition would occur.

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

We currently hold several interests in the Noroeste region of Argentina, including a non-operating (14%) interest in the Palmar Largo joint venture involving several producing fields; an operating 50% interest in the El Vinalar Block, also currently producing, and; a non-operating 50% interest in two minor properties, both currently non-producing. We acquired the Palmar Largo and minor property interests on September 1, 2005 and the acquisition of the El Vinalar interest became effective on June 30, 2006. Gran Tierra began operations in Colombia on June 20, 2006 via the acquisition of Argosy Energy International. Argosy holds interests in a portfolio of producing and non-producing assets in Colombia. Before the acquisitions in Argentina and Colombia, we had no oil and gas interests or properties. The acquisitions were funded through a series of private placements between September 2005 and February 2006 and an additional private placement in June 2006.

We entered into a Securities Purchase Agreement dated May 25, 2006 with Crosby Capital LLC ("Crosby") to acquire all of the limited partnership interests of Argosy Energy International ("Argosy") and all of the issued and outstanding capital stock of Argosy Energy Corp. On June 20, 2006 we closed the Argosy acquisition and paid consideration to Crosby consisting of $37.5 million cash, 870,647 shares of our common stock and overriding and net profit interests in certain of Argosy’s assets valued at $1 million. The value of the overriding and net profit interests was based on present value of expected future cash flows. All of Argosy Energy International’s assets are in Colombia.

On June 30, 2006 we closed a farm-in arrangement with Golden Oil Corporation whereby we purchased 50% of the El Vinalar field in Argentina for $950,000. We also have a commitment to pay 100% of the first $2.7 million in costs of a sidetrack well related to this farm-in agreement.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire oil and natural gas interests and generate profitable operations from our oil and natural gas interests in the future. Our financial statements as at and for the period ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $1,790,680 for the six months ended June 30, 2006 and negative cash flows from operations of $1,066,059. At June 30, 2006 we had an accumulated deficit of $4,010,360. We expect to incur substantial expenditures to further our capital investment programs and our cash flow from operating activities may not be sufficient to satisfy our current obligations and meet our capital investment objectives.

To address our ability to continue as a going concern, we have raised additional capital through the sale and issuance of common shares, and may do so again in the future. We plan to expand our portfolio of production, development, step-out and exploration opportunities using additional capital raised and cash provided from future operating activities. We may also pursue a debt facility with one or more banks.

On June 20, 2006 we completed the sale of 43,336,051 units of our securities for total proceeds of $65,004,076. Each unit consisted of one share of common stock and one warrant to purchase one half a common share for five years at an exercise price of $1.75 per whole share. On June 29, 2006 there was a second closing of the offering of units of our securities, selling 3,636,629 units for proceeds of $5,454,944. Finally, on June 30, 2006 we closed the offering with an additional sale of 3,027,320 units for $4,540,980. In total, Gran Tierra raised $75,000,000 from the sale of 50,000,000 units of securities. Issue costs totaled $6,000,077 for the three closings.

Net loss for the second quarter of 2006 was $571,734, equivalent to a loss of $0.01 per share. This compares to a loss of $261,572 for the second quarter of 2005. Per share calculations for the second quarter of 2006 are based on basic weighted average shares outstanding of 49,349,778 for the three month period ended June 30, 2006. Gross revenue was $2,302,989, royalties for the quarter totaled $213,005 and net revenues were $2,089,984. Operating expenses totaled $1,089,540 and total expenses were $2,581,393 for the second quarter of 2006. All results reflect a full quarter of operations at Palmar Largo in Argentina and results for the ten day period from June 21, 2006 to June 30, 2006 for Argosy Energy International in Colombia. These results compare to net revenue of $1,049,629 for the first quarter of 2006, operating expense of $353,080, total expenses of $2,211,120 and a loss of $1,218,948 for the period.

For the six months ended June 30, 2006 net loss was $1,790,680, or $0.04 per share, based on weighted average shares outstanding for the six months ended June 30, 2006 of 46,789,749. Net revenue was $3,139,613 and operating expenditures totaled $1,442,620, depletion, depreciation and accretion expense was $874,465 and total expenses were $4,792,510. Operating cash flow was negative $1,066,059, capital expenditures were $1,393,828, and financing activities added $71,132,759.

We did not have oil and gas operations in the second quarter of 2005, and therefore no revenue or operating expenditures for the period. General and administrative expenditures for the second quarter of 2005 were $251,043 and were $254,512 for the six months ended June, 2005. Net loss for the second quarter of 2005 was $261,021 or $0.06 per share, based on 4,285,714 weighted average shares outstanding. Net loss for the six months ended June 30, 2005 was $261,517 or $0.10 per share on 2,500,000 weighted average shares outstanding. Capital expenditures for the six months ended June 30, 2005 were $45,154, with depletion, depreciation and amortization of $3,366 for net capital additions of $41,788. Operating cash flow for the six months to June 30, 2005 was negative $135,023 and financing activities added $1,497,948. For the first quarter of 2005, expenses totaled $496 and there were no capital expenditures.

Plan of Operations

During 2006, we plan to participate in our current joint venture activities in Argentina. The Palmar Largo joint venture is engaged in a workover program for the year, to be funded from internal cash flows. Five workovers were completed in the first six months of 2006, with one more in progress. We will be conducting a review of production enhancement and exploration opportunities at Nacatimbay and Ipaguazu. One well is planned for El Vinalar in late 2006.

In Colombia a total of three wells are planned for 2006. One well, Popa-1 in the Rio Magdalena block, was drilled at the end of the second quarter and is currently in a testing phase. One well is planned for each of the Guayuyaco and Chaza Blocks. Exploration terms for the Rio Magdalena Block require the drilling of a second well by February 2007.

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

Results of Operations for 2006

Revenues

Production after royalties averaged 297 barrels per day of oil for the three months ended June 30, 2006 from Palmar Largo and 285 barrels per day of oil for the six months ended June 30, 2006. Production at Nacatimbay was suspended on March 1, 2006 due to low flow conditions. A remedial work program is being assessed to restore production. During January and February of 2006, production at Nacatimbay averaged 3 barrels per day of condensate and 476 thousand cubic feet per day of natural gas after royalties. We cannot assure you that production can be restored. Oil sales at Palmar Largo averaged 431 barrels per day after royalties for the three months ended June 30, 2006 and 358 barrels per day for the six months ended June 30, 2006.

Production after royalties in Colombia averaged 788 barrels per day for the period from June 21 to June 30, 2006. Oil sales were 807 barrels per day on average during that period.

In Argentina, net revenue for the second quarter of 2006 was $1,628,781 with the average sales price at $41.52 per barrel. For the six months ended June 30, 2006, net revenue was $2,679,411 with an average sales price of $41.35 per barrel. Revenue and average sales price during the six months ended June 30, 2006 reflect an average royalty rate of 12% of production revenue minus transportation and storage costs.

In Colombia, we recorded production beginning June 21, 2006 in conjunction with our acquisition of Argosy Energy International. Net revenue was $460,202 for the period from June 21 to June 30, 2006, reflecting royalty rates of 20% for the Santana block and 8% for the Guayuyaco block. Average sales price for the ten day period was $57.06 per barrel.

No revenue was recorded for the Company in the first or second quarter of 2005.

Cost of Sales and Gross Profit

For the three months ended June 30, 2006, operating expenses were $1,089,540, and for the six months ended June 30, 2006 operating expenses were $1,442,620. We had a full six months of operating activities at Palmar Largo, two months at Nacatimbay, before production was suspended on March 1, 2006 at Nacatimbay, and ten days of operations in Colombia for the six month period ended June 30, 2006. Of this total, Palmar Largo costs were $949,540 for the three months ended June 30, 2006 and $1,181,114 for the six months ended June 30, 2006, including $113,264 and $191,775, respectively, for transportation.

Per barrel costs for the six months ended June 30, 2006 for Palmar Largo were $2.96 per barrel for transportation costs and $15.20 per barrel for field operating costs. An expanded workover program at Palmar Largo in the six month period ended June 30, 2006 added a cost of $4.65 per barrel.

Total operating cost at Nacatimbay for January and February was $118,309. Ipaguazu recorded minor maintenance expenditures of $3,197. Operating expenses in Colombia were $140,000 for the ten day operating period.

Gross profit for the second quarter of 2006 was $1,000,444 and was $1,696,993 for the six months ended June 30, 2006.

As we did not have oil and gas operations in the first quarter and second quarter of 2005, there were no operating costs or gross profit for the prior year period.

Other Operating Expenses

Depreciation, depletion and accretion was $511,991 for the second quarter of 2006 and for the six months ended June 30, 2006 was $874,465, including accretion of asset retirement obligation of $1,294 and $2,564 respectively. The majority of this cost represents the depletion of for the oil and gas assets in Argentina and the newly acquired Colombia properties. Depreciation, depletion and accretion recorded for the six months ended June 30, 2005 was $3,366.

Remaining operating expenses for the second quarter of 2006 were principally general and administrative in nature, totaling $880,554. Of this amount, legal costs, accounting expenses and consulting costs were $251,992. The majority of these costs were associated with audit activities, share registration, and marketing initiatives. Salaries and benefits were $405,132 and travel costs were $125,145. Insurance premiums were $31,778 and office and other expenses totaled $66,507. Total general and administrative expenses for the second quarter of 2005 were $251,043.

For the six months ended June 30, 2006, general and administrative costs were $2,471,583. Legal, accounting and consulting costs were $1,250,546 and insurance was $31,778. Salaries and benefits were $765,864 and travel costs were $179,749. Office and other expenses totaled $243,646. Total general and administrative expenses for the same period of 2005 were $254,512.

Foreign exchange loss was $99,308 for the second quarter of the year and $3,842 for the six months ended June 30, 2006.  For 2005, foreign exchange loss was $6,612 for the second quarter and $3,639 for the six months ended June 30, 2005.

Net Income (Loss) Available to Common Shares

Net loss for the second quarter of 2006 was $571,734, equivalent to a loss of $0.01/share. These results reflect a full quarter of operating activities at Palmar Largo, and ten days of operation in Colombia. This compares to a loss of $261,021 or $0.06 per share for the second quarter of 2005.

For the six months ended June 30, 2006 net loss was $1,790,680, or $0.04 per share. This loss reflects a full six months of operating activities at Palmar Largo, two months of activities at Nacatimbay, and ten days of in Colombia. The net loss for the same period of 2005 was $261,517 or $0.10 per share.

Liquidity and Capital Resources

Liquidity

Gross capital expenditures for the three months ended June 30, 2006 were 940,911 and for six months ended June 30, 2006 were $1,393,828. Capital expenditures were predominantly for the development of Palmar Largo, purchase of El Vinalar, drilling activities in Colombia, and office equipment and leasehold improvements in both Calgary and Argentina. Capital expenditures in the first six months of 2005 were $45,154.

During the first two quarters of 2006, we funded the majority of our capital expenditures and operating expenditures from cash balances existing at the end of 2005, which were received through a series of private placements of equity in Gran Tierra in the fourth quarter of 2005 and the first quarter of 2006... Our Colombia and El Vinalar acquisitions were funded through private placements which closed in June, 2006. On June 20, 2006 we completed the sales of 43,336,051 units of our securities for total proceeds of $65,004,076. Each unit consisted of one share of common stock and one warrant to purchase one half a common share for five years at an exercise price of $1.75 per whole share. On June 29, 2006 there was a second closing of the offering of units of our securities, selling 3,636,629 units for proceeds of $5,454,944. Finally, on June 30, 2006, we closed the offering with an additional sale of 3,027,320 units for $4,540,980. In total, we raised $75,000,000 from the sale of 50,000,000 units of securities, less issue costs of $6,000,077 for net proceeds of $68,999,923. Our cash balance at June 30, 2006 was $21,263,776 compared to $2,221,456 at December 31, 2005 and $510,285 at March 31, 2006. Restricted cash of $11,813,960 will become available to the Company as follows:

•	$4,000,100 held in escrow relating to the Argosy acquisition is required to be replaced by a letter of credit within 90 days of the closing of the Argosy acquisition, which was June 20, 2006.

•	$3,100,000 will become available upon the expiry of the offer to purchase certain assets from CGC.

•
$401,338 is held in escrow with our joint venture partners in Palmar Largo against our future cash calls. These funds will be available October, 2006 unless we do not meet our cash call obligations in the interim period.

•
$190,015 is held in escrow until the final purchase price adjustment is settled on the El Vinalar acquisition. Depending on the adjustment amounts, these funds will be distributed to us and Golden Oil as appropriate.

•
$4,122,507 is held in escrow related to the recent financing. These funds will be released upon finalization and receipt of all closing documents. On August 2, 2006, $2,702,944 was released from this escrow account.

We believe that our current operations can be maintained from existing cash flow and cash on hand barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, or issuance of equity.

Future growth and acquisitions will depend on our ability to raise additional funds through equity and/or debt markets. We have recently completed financing initiatives to support recent acquisition initiatives, which have also brought additional production and cash flow into our Company.

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

Off-Balance Sheet Arrangements

For the fiscal period ended June, 2006, we had no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.

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

To estimate the economically recoverable oil and natural gas reserves and related future net cash flows, we incorporate many factors and assumptions including:

•	expected reservoir characteristics based on geological, geophysical and engineering assessments;

•	future production rates based on historical performance and expected future operating and investment activities;

•	future oil and gas prices and quality differentials;

•	assumed effects of regulation by governmental agencies; and

•	future development and operating costs.

We believe these factors and assumptions are reasonable based on the information available to us at the time we prepare our esti-mates. However, these estimates may change substantially as additional data from ongoing development activities and production performance becomes available and as economic conditions impacting oil and gas prices and costs change.

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

Reserves estimates are critical to many of our accounting estimates, including:

•	Determining whether or not an exploratory well has found economically producible reserves.

•
Calculating our unit-of-production depletion rates. Both proved and proved developed reserves estimates are used to determine rates that are applied to each unit-of-production in calculating our depletion expense. Proved reserves are used where a property is acquired and proved developed reserves are used where a property is drilled and developed.

•
Assessing, when necessary, our oil and gas assets for impairment. Estimated future cash flows are determined using proved reserves. The critical estimates used to assess impairment, including the impact of changes in reserves estimates, are discussed below.

Oil and Gas Accounting—Impairment

We evaluate our oil and gas properties for impairment on a quarterly basis. We assess estimated discounted future cash flows for to determine if properties are impaired on a cost centre basis. If the 10% discounted future cash flows for a cost centre are less than the carrying amount, the cost centre is impaired and written down to its fair value.

We assessed our oil and gas properties for impairment at the end of the second quarter of 2006 and found no impairments were required based on our assumptions.

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

In June 2006, the FASB issued interpretation no 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. Recognition of a tax position should be based on whether it is more likely than not that a tax position will be sustained. The tax position is measure at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this interpretation will have material impact on our results of operations or financial position.

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

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds

On June 20, 2006, we completed the sale of 43,336,051 units of our securities, deriving gross proceeds of $65,004,076. Each unit consisted of one share of our common stock and a warrant to purchase one-half share of our common stock for a period of five years at an exercise price of $1.75 per whole share. On June 29, 2006, we conducted a second closing of the offering of units of our securities, deriving additional gross proceeds of $5,454,944 from the sale of 3,636,629 additional units. On June 30, 2006, we conducted a final closing of the offering of units of our securities, deriving additional gross proceeds of $4,540,980 from the sale of 3,027,320 additional units.

In connection with the three closings of the offering, we sold a total of 50,000,000 units for gross proceeds totaling $75,000,000. Deutsche Bank, Sanders Morris Harris Inc. and Canacord Capital Corporation acted as placement agents and earned commissions of $2,205,582, $2,375,644 and $454,097, respectively. All of the purchasers of the units were “accredited investors,” as that term is defined in Rule 501 of Regulation D. The private offerings were exempt from registration under Section 4(2) of the Securities Act or Rule 506 of Regulation D, promulgated by the SEC. In the private offerings, no general solicitation was made by us or any person acting on our behalf; the securities were sold subject to transfer restrictions, and the certificates for the shares and warrants contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 31, 2006, a Written Consent in Lieu of an Annual Meeting of Stockholders was executed by the holders of 26,993,111 shares of our outstanding common stock, representing 58.46% of the total number of outstanding shares of our common stock entitled to vote at a meeting of our stockholders. The written consent authorized us to file an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 80,000,001 shares to 325,000,001 shares.  On June 1, 2006, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada increasing the number of shares of authorized capital stock of the Company to $325,000,001 shares designated as follows:

• 300,000,000 shares designated as common stock, par value $0.001 per share,

• 25,000,000 shares designated as preferred stock, par value $0.001 per share, and

• 1 share, par value $0.001, to be designated as Special Voting Stock.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated

3.5	Certificate of Amendment to Articles of Incorporation, filed June 1, 2006.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656)

3.6	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.18	Securities Purchase Agreement, dated as of May 25, 2006, by and between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656)

10.19
Form of Securities Purchase Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and institutional investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.
Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.20	Form of Securities Purchase Agreement, dated as of June 20, 2006, by and among the Company and retail investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.21	Form of Subscription Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and retail investors subscribing for units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.22	Securities Purchase Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.23
Form of Registration Rights Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and institutional investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.
Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.24
Form of Registration Rights Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and retail investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.
Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.25	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.26	Lock-Up Agreement, dated June 20, 2006, by and among Sanders Morris Harris Inc. and the executive officers and directors of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.27	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.28	Form of Securities Purchase Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656)

10.29	Form of Subscription Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656)

10.30	Form of Registration Rights Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

32	Section 1350 Certifications*

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAN TIERRA ENERGY, INC.
Date: August 14, 2006	By:	Dana Coffield
	Its:	Chief Executive Officer

Date: August 14, 2006	By:	James Hart
	Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated

3.5	Certificate of Amendment to Articles of Incorporation, filed June 1, 2006.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656)

3.6	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.18	Securities Purchase Agreement, dated as of May 25, 2006, by and between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656)

10.19
Form of Securities Purchase Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and institutional investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.
Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.20	Form of Securities Purchase Agreement, dated as of June 20, 2006, by and among the Company and retail investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.21	Form of Subscription Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and retail investors subscribing for units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.22	Securities Purchase Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.23
Form of Registration Rights Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and institutional investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.
Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.24
Form of Registration Rights Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and retail investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.
Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.25	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.26	Lock-Up Agreement, dated June 20, 2006, by and among Sanders Morris Harris Inc. and the executive officers and directors of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.27	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656)

10.28	Form of Securities Purchase Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656)

10.29	Form of Subscription Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656)

10.30	Form of Registration Rights Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

32	Section 1350 Certifications

* filed herewith