Form 10QSB
period 2006-09-30
GRAN TIERRA ENERGY, INC.
filed 2006-11-17
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number 333-111656

GRAN TIERRA ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

300, 611 10th Avenue SW
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

Yes ☐ No ☒

As of September 30, 2006, the latest practicable date, 95,455,759 of the issuer’s common shares, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

Gran Tierra Energy Inc. Condensed Consolidated Statement of Operations (Unaudited) Stated in US dollars
	Three months ended September 30,		Nine months ended September 30, 2006 and the period from January 26 to September 30, 2005
	2006 $	2005 $	2006 $	2005 $
Revenue
Oil and Natural Gas Sales	5,219,308	349,263	8,358,921	349,263
Interest Revenue	175,641	—	195,816	—
	5,394,949	349,263	8,554,737	349,263

EXPENSES
Operating Expenses	1,259,888	125,000	2,702,507	125,000
General and Administrative	1,764,856	414,397	4,256,303	668,908
Interest Expenses	2,765	—	3,075	—
Depreciation, Depletion and Accretion	1,449,694	111,843	2,324,158	115,209
Foreign Exchange (gain)/loss	273,684	(24,703)	277,526	(21,064)
	4,750,887	626,537	9,563,569	888,053

INCOME/(LOSS) BEFORE INCOME TAXES	644,062	(277,274)	(1,008,832)	(538,790)

Income Taxes (Note 8)	710,417	7,370	848,200	7,370

NET INCOME/(LOSS)	(66,355)	(284,644)	(1,857,032)	(546,160)

NET EARNINGS/(LOSS) PER SHARE
Basic	0.00	(0.02)	(0.03)	(0.11)
Diluted	0.00	(0.02)	(0.03)	(0.11)
Weighted average number of shares - Basic	95,455,759	12,083,333	63,043,998	4,903,297
Weighted average number of shares - Diluted	130,612,674	12,083,333	98,200,913	4,903,297

See accompanying Notes to the Financial Statements

Gran Tierra Energy Inc. Condensed Consolidated Balance Sheets (Unaudited) Stated in US dollars
	September 30, 2006 $	December 31, 2005 $
ASSETS

CURRENT
Cash and cash equivalents	18,796,084	2,221,456
Restricted cash	12,617,263	400,427
Accounts receivable	7,137,920	808,960
Inventory	586,943	447,012
Prepaid expenses	247,073	42,701
Total Current Assets	39,385,283	3,920,556

Taxes Receivable	165,919	108,139
Property Plant and Equipment (Note 5)
Proven oil and gas properties, net	25,859,978	7,886,914
Unproven oil and gas properties not amortized	18,292,211	-
Other, net	499,146	426,294
Goodwill	15,005,083	-
Deferred Income Taxes	-	29,228
	99,207,620	12,371,131
LIABILITIES

CURRENT
Accounts payable	6,486,464	1,142,930
Accrued liabilities	1,367,368	121,122
Taxes Payable	1,708,955	-
	9,562,787	1,264,052

Long term Payables	76,147	-
Asset Retirement Obligation (Note 7)	121,655	67,732
Deferred Income Taxes (Note 8)	7,849,421	-
Deferred Remittance Taxes	1,385,849	-
Total Liabilities	18,995,859	1,331,784

SHAREHOLDERS’ EQUITY

Share capital (Note 6)	95,455	43,285
Additional Paid in Capital	71,361,463	11,807,313
Warrants (Note 6)	12,831,553	1,408,429
Deficit	(4,076,711)	(2,219,680)
	80,211,760	11,039,347
	99,207,620	12,371,131
See accompanying Notes to the Financial Statements

Gran Tierra Energy Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) Stated in US dollars

	Nine Months ended September 30, 2006 $	For the Period from January 26, 2005 to September 30, 2005 $

CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES:

OPERATING:
Net (loss) earnings	(1,857,032)	(546,160)
Adjustments for:
Depreciation, Depletion and Accretion	2,324,158	115,209
Stock-based compensation	203,306	-
Deferred Income Taxes	123,193	-
Asset Retirement Obligation, settled	(9,218)	-
Taxes Receivable	(57,780)	-
Changes in non-cash working capital (Note 9)	1,497,304	(192,732)
	2,223,931	(623,683)

FINANCING
Short term loan	-	6,655,223
Proceeds from issuance of common shares and warrants, net of issuance costs	70,826,137	1,713,412
	70,826,137	8,368,635

INVESTING
Property and equipment additions, net of asset retirement obligation assumed	(6,011,735)	(6,934,542)
Other	(28,940)	-
Business Combination, net of cash acquired (Note 3)	(38,217,930)	-
Restricted Cash	(12,216,835)	(377,491)
	(56,475,440)	(7,312,033)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,574,628	432,919

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,221,456	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	18,796,084	432,919

See accompanying Notes to the Financial Statements

GRAN TIERRA ENERGY INC. Condensed Consolidated Statement of Shareholders’ Equity (unaudited) Stated in US dollars
	September 30, 2006 $	December 31, 2005 $

Share Capital
Balance beginning of period	43,285	-
Issue of common shares	52,170	43,285
Balance end of period	95,455	43,285

Additional paid-in-capital
Balance beginning of period	11,807,313	-
Issue of common shares	59,350,844	11,754,402
Stock-based compensation expense	203,306	52,911
Balance end of period	71,361,463	11,807,313

Warrants
Balance beginning of period	1,408,429	-
Issue of warrants	11,476,118	1,408,429
Redemption of warrants	(52,994)	-
Balance end of period	12,831,553	1,408,429

Deficit
Balance beginning of period	(2,219,680)	-
Net loss	(1,857,032)	(2,219,680)
Balance end of period	(4,076,712)	(2,219,680)

(See notes to the consolidated financial statements)

1. DESCRIPTION OF BUSINESS AND GOING CONCERN

Gran Tierra Energy Inc. (the “Company”) is a publicly traded oil and gas exploration and production company with operations in Argentina and Colombia.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire oil and natural gas interests and generating profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as at and for the nine month period ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,857,032 for the period ended September 30, 2006, and, as at September 30, 2006, had a deficit of $4,076,711. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s cash and cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its capital investment programs.

To address the above, management of the Company completed a sale and issuance of common shares during the second quarter of 2006. A total of $75,000,000 was raised through the sale of 50,000,000 units. Issue costs totalled $6,000,077, for net proceeds of $68,999,923. A portion of these proceeds was used to acquire producing and exploration assets in Colombia which add immediate cash flow, and provide exploration opportunities.

In addition, management of the Company is pursuing the following:

•	raise additional capital through issuance of debt. The Company is currently negotiating a debt facility that would provide capital for future expansion activities.

•	build a portfolio of production, development, and exploration opportunities using additional capital raised and cash provided by future operating activities.

Should the going concern assumption not be appropriate and the Company not be able to realize its assets and settle its liabilities and commitments in the normal course of operations, these consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities.

2. SIGNIFICANT ACCOUNTING POLICIES

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. The company believes that the information and disclosures presented are adequate to make the information presented not misleading.

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

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

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

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

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

In September 2006, the Securities and Exchange Commission (SEC) release Staff Accounting Bulletin (SAB) No. 108 regarding the effects of prior year misstatements in considering current year misstatements for the purpose of a materiality assessment. The opinion in SAB 108 is that in the case of an error that has occurred and been immaterial in a number of previous years, the cumulative effect should be considered in assessing the materiality of the error in the current year. If the cumulative effect of the error is material, then the current year statements, as well as prior year statements should be restated. In the case of restated prior year statements, previously filed reports do not need to be amended, if the error was considered immaterial to previous year’s financial statements. However the statements should be amended the next time they are filed. The effects of this guidance should be applied cumulatively to fiscal years ending after November 15, 2006. Additional disclosure should be made regarding any cumulative adjustements made in the current year financial statements. We do not expect the adoption of this SAB will have material impact on our results of operations or financial position.

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

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

The acquisition has been accounted for using the purchase method, and the results of Argosy Energy International have been consolidated with Gran Tierra Energy from June 20, 2006. The following table shows the allocation of the purchase price based on the fair values of the assets and liabilities acquired:

$
Cash Paid, net	36,414,385
Common Shares Issued	1,305,971
Transaction Costs	497,574
Total Purchase Price	38,217,930

Purchase Price allocated:
Oil and Gas Assets	32,553,211
Goodwill (1)	15,005,083
Accounts Receivable	5,361,887
Inventories	567,355
Long Term Investments	6,772
Accounts Payable and Accrued Liabilities	(6,085,109)
Long Term Liabilities	(49,763)
Deferred Tax Liabilities	(9,141,506)
Total Purchase Price allocated	38,217,930

(1) Goodwill is not deductible for tax purposes.

The purchase price allocation has changed from the preliminary allocation performed on June 21, 2006. At June 21, 2006, the company was awaiting the results of an independent reserve audit, and relied on the information provided by Argosy for the preliminary allocation . The reserve report was received in September, 2006 and resulted in a reallocation of the purchase price. The changes are as follows:

$
Oil and Gas assets (Decrease)	(8,005,709)
Goodwill Increase	1,411,303
Deferred Tax Liabilities Decrease	6,097,406
Inventories Increase	497,000
Total Change	-

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

The Argosy acquisition added 1,182,000 barrels of proven oil reserves to Gran Tierra (net after royalty) as of June 30, 2006.

The unaudited pro forma results for the year ended December 31, 2005 and the period ended September 30, 2006 are shown below, as if the acquisition had occurred on January 1, 2005. Pro forma results are not indicative of actual results or future performance.

	2006	2005
Revenue	15,677,337	12,950.000
Net Income (loss)	3,156,372	(459,000)
Earnings per share (Basic)	0.03	(0.01)
Earnings per share (diluted)	0.03	(0.01)

4. SEGMENT AND GEOGRAPHIC REPORTING

The Company’s reportable segments are Argentina and Colombia. The Company is primarily engaged in the exploration and production of oil and natural gas. The accounting policies for the segments are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements on the Company’s form 10-KSB for 2005.

The Colombia assets were acquired in the second quarter of 2006, and the Argentina assets were acquired on September 1, 2005. Therefore the comparable segmented information for 2005 includes only one month of operations for Argentina, and there is no comparable 2005 information for Colombia.

The following tables present information on the Company’s reportable geographic segments:

	Third Quarter, 2006			Nine months ended September 30, 2006
	Colombia	Argentina	Total	Colombia	Argentina	Total
Revenues	3,616,833	1,602,474	5,219,308	4,077,035	4,281,885	8,358,921
Depreciation, Depletion and Accretion	1,042,234	394,520	1,436,755	1,164,560	1,125,302	2,289,863
Segment Income (loss) before income taxes	1,385,561	88,950	1,474,511	1,560,233	270,492	1,830,725
Segment Capital Expenditures	3,741,500	844,563	4,586,063	3,818,500	2,086,063	5,904,563

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

	Third Quarter, 2005			Nine months ended September 30, 2005
	Colombia	Argentina	Total	Colombia	Argentina	Total
Revenues	-	349,263	349,263	-	349,263	349,263
Depreciation, Depletion and Accretion	-	113,000	113,000	-	113,000	113,000
Segment Income before income taxes	-	21,055	21,055	-	21,055	21,055
Segment Capital Expenditures	-	6,884,426	6,884,426	-	6,884,426	6,884,426

	September 30, 2006			December 31, 2005
	Colombia	Argentina	Total	Colombia	Argentina	Total
Property, Plant and Equipment, net	35,211,746	9,234,430	44,446,176	-	8,209,556	8,209,556
Goodwill	15,005,083	-	15,005,083	-	-	-

The following is a reconciliation of income before income taxes for reportable segments to consolidated income before income taxes:

	Third Quarter, 2006	Nine months ended September 30, 2006
Income before income taxes for reportable segments	1,474,511	1,830,725
Corporate Expenses	(830,449)	(2,839,557)
Consolidated income (loss) before income taxes	644,062	(1,008,832)

	Third Quarter, 2005	Period from January 26, 2005 to September 30, 2005
Income before income taxes for reportable segments	21,055	21,055
Corporate Expenses	294,328	555,844
Consolidated income (loss) before income taxes	(273,273)	(534,789)

The following is a reconciliation of capital expenditures for reportable segments to consolidated capital expenditures:

	Third Quarter, 2006	Nine months ended September 30, 2006
Total capital expenditures for reportable segments	4,586,063	5,904,563
Corporate capital expenditures	31,845	107,172
Consolidated capital expenditures	4,617,908	6,011,735

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

	Third Quarter, 2005	Period from January 26, 2005 to September 30, 2005
Total capital expenditures for reportable segments	6,884,426	6,884,426
Corporate capital expenditures	50,116	50,116
Consolidated capital expenditures	6,934,542	6,934,542

The following is a reconciliation of reportable net property, plant and equipment to consolidated net property, plant and equipment:

	September 30, 2006	December 31, 2005
Property, Plant and Equipment, net for reportable segments	44,446,176	8,209,556
Corporate property, plant and equipment, net	205,158	103,652
Consolidated property, plant and equipment, net	44,651,335	8,313,208

5. CAPITAL ASSETS

	September 30, 2006
	Cost $	Accumulated Depletion and Depreciation $	Net Book Value $

Oil and natural gas properties
Proven	28,307,817	(2,682,656)	25,625,161
Unproven	18,292,211	-	18,292,211
Materials and supplies	234,817	-	234,817
Furniture and Fixtures	656,192	(461,461)	194,731
Computer equipment	485,763	(205,167)	280,596
Automobiles	43,901	(20,082)	23,819
	48,020,701	(3,369,366)	44,651,335

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

	December 31, 2005
	Cost $	Accumulated Depletion and Depreciation $	Net Book Value $

Oil and natural gas properties	8,331,767	(444,853)	7,886,914
Materials and supplies	300,177	-	300,177
Furniture and Fixtures	20,167	(4,805)	15,362
Computer equipment	73,682	(2,649)	71,033
Automobiles	49,534	(9,812)	39,722
	8,775,327	(462,119)	8,313,208

Following is a description of properties and projects in unproven oil and gas properties, which are not currently subject to amortization

Block	Descrption	Acquistion Cost	Exploration Cost	Transfer to Amortizable	Total	Timing of Amortization
Rio Magdelena	Popa Exploration well	1,000,000	3,500,000		4,500,000	Q1 2007
Rio Magdelena	Exploration Land	4,052,301		(55,000)	3,997,301	2008
Talora	Exploration Land	402,720	20,000	(6,000)	416,720	2008
Chaza	Exploration Land	2,588,912	38,000		2,626,912	2008
Mecaya	Exploration Land	381,799	29,000		410,799	2008
Primavera	Exploration Land	282,427	54,000		336,427	2008
Santana	Linda Probable reserves	378,378			378,378	Q4 2007
Santana	Mary Probable reserves	1,010,077			1,010,077	Q4 2007
Santana	Miraflor Probable reserves	96,198			96,198	Q4 2007
Santana	G&G data	380,000		(380,000)	-
Guayuyaco	Exploration Land	3,791,841	67,000		3,858,841	2008
Guayuyaco	Probable reserves	693,558		(33,000)	660,558	Q4 2007
Guayuyaco	G&G Data	1,044,000		(1,044,000)	-
Guayuyaco	Seismic	431,000		(431,000)	-
New Projects		390,000		(390,000)	-
Total		16,923,211	3,708,000	(2,339,000)	18,292,211
All fields are in Colombia.

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

6. SHARE CAPITAL

	Number of Shares	Amount $

Balance, January 1, 2006	43,285,112	43,285
Common shares issued, at par value of $0.001 per share	52,170,647	52,170
Balance, September 30, 2006	95,455,759	95,455

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

Warrants

At September 30, 2006, the Company had 14,472,622 warrants outstanding to purchase 7,236,311 common shares for $1.25 per share and 55,841,208 warrants outstanding to purchase 27,920,604 common shares for $1.75 per share.

Registration Rights Payments

The shares and warrants have registration rights associated with their issuance.

The 15,047,606 units issued in the fourth quarter of 2005 and first quarter of 2006 have liquidated damages payable in the amount of 1% of the purchase price of the unit per month payable each month the registration statement is not declared effective beyond the mandatory effective date (July 10th, 2006). Total amount accrued to September 30, 2006 for these liquidated damages is $261,182.

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

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

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

	Number of Options	Weighted Average Exercise Price ($/option)

Outstanding, January 1, 2006	1,940,000	1.12
Granted	-	-
Cancelled	(110,000)	1.12
Balance, September 30, 2006	1,830,000	1.12

The table below summarizes unexercised stock options at September 30, 2006:

Exercise Price ($/option)	Number of Options Outstanding	Weighted Average Expiry (years)

$0.80	1,580,000	9.1
$2.62	250,000	9.2
Total	1,830,000	9.1

No stock options were exercisable at September 30, 2006.

Total stock-based compensation expense included in general and administrative expense was $203,306. The Black-Scholes option pricing model was used to determine the fair value of the option grants with the following assumptions:

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

Dividend yield ($ per share)	0.00
Volatility (%)	57.0
Risk-free interest rate (%)	2.33
Expected life (years)	3.0
Forfeiture percentage (% per year)	10.0

The weighted average fair value per option is $0.35.

7. ASSET RETIREMENT OBLIGATION

Changes in the carrying amounts of the asset retirement obligations associated with our oil and natural gas properties are as follows:

	September 30,	December 31,
	2006	2005
	$	$

Balance beginning of period	67,732	-
Obligations assumed with property acquisitions	57,682	66,931
Expenditures made on asset retirements	(9,218)	-
Accretion	5,459	801
Balance, end of period	121,655	67,732

8. INCOME TAXES
The Company has losses of approximately $5,331,000 that can be carried forward and applied against future taxable income. A valuation allowance has been taken for the potential income tax benefit associated with the losses incurred by the Company, due to uncertainty of utilisation of the tax losses.

The income tax expense (recovery) reported differs from the amount computed by applying the statutory rate to loss before income taxes for the following reasons:

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

	September 30,	September 30,
	2006	2005
	$	$

Loss before income taxes	(1,008,832)	(534,789)
Statutory income tax rate	34%	34%

Income tax benefit expected	(343,003)	(181,828)
Stock-based compensation	69,124	-
Tax losses in other jurisdictions, not recognized	1,122,079	189,197
Income tax expense	848,200	7,369

The deferred income tax liability of $7,849,421 on the balance sheet is related entirely to Colombia operations, for the following items:

September 30, 2006 $
Property, Plant and Equipment	8,006,421
Other long term assets and liabilities	(157,000)
Total	7,849,421

9. CHANGES IN NON-CASH WORKING CAPITAL

The changes in non-cash working capital are comprised of the following:

	September 30,	September 30,
	2006	2005
	$	$

Increase in Accounts receivable	(986,272)	(423,914)
Increase in Prepaids	(185,586)	-
Decrease in Inventory	110,073	-
Increase in Accounts payable	1,032,811	147,176
Increase in Accrued liabilities	568,874	76,637
Increase in Taxes Payable	957,404	7,369
Net Change in Non-cash Working Capital	1,497,304	(192,732)

10. COMMITMENTS

The Company entered into a lease beginning February 2006 for office space in Calgary, Canada that expires January 31, 2011 for $6,824 per month, and a lease beginning March 2006 for office space in Buenos Aires, Argentina that expires February 29, 2008 for $2,000 per month. In Colombia, the Company holds leases on 3 cars, one expiring September 27, 2007 for $2,264 per month, one expiring May 3, 2009 for $932 per month and one expiring September 25, 2008 for $1,496. There are also a two office leases expiring April 1, 2009 and February 28, 2007 for $696 and $2,326 respectively, and one housing accommodation lease for $1,739 expiring June 1, 2007. These leases are operating leases.

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

Future minimum lease payments under these leases at September 30, 2006 are as follows:

$

2006	54,831
2007	177,097
2008	118,887
2009	89,330
2010	81,888
2011	6,824
Total minimum lease payments	528,857

The company entered into four capital leases in February March and June 2006 for office equipment in Calgary.  The length of the leases range from expiration in February 2008 until February 2011.  At September 30, 2006 capital assets included $34,405 related to assets under capital leases and total monthly payments are approximately $1,140.

Future minimum lease payments under these leases at September 30, 2006 are as follows:

$

2006	3,420
2007	13,680
2008	8,958
2009	4,366
2010	3,874
2011	646
Total minimum lease payments	34,944

Interest expense incurred under these capital leases to September 30, 2006 was $910.

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

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

11. Disagreement with Ecopetrol

As of September 30, 2006 the contracting parties of Guayuyaco Association Contract, Ecopetrol and Argosy Energy International, consulted with their legal advisors to clarify the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. Ecopetrol has advised Argosy of a material difference in the interpretation of the procedure established in the Clause 3.5 of Attachment-B of the Guayuyaco association Contract. Ecopetrol interprets the contract to provide that the extend test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back in to the Guayuyaco discovery. Argosy’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. While Argosy believes its interpretation of the Guayuyaco Association Contract is correct, the resolution of this issue is still pending of agreement between the parties or determination through legal proceedings.

The estimated value of disputed production is $2,361,188 which possible loss is shared 50% ($1,180,594) with Solana Petroleum Exploration (Colombia) S.A. partner in the contract and 50% Argosy. No amount has been accrued in the financial statements related to this disagreement.

12. Subsequent Events

On February 22, 2006, the Company filed a Current Report on Form 8-K disclosing that the Company had made an offer to acquire certain interests of Compañía General de Combustibles S.A. (“CGC”). The Company offered to purchase CGC’s participation interests in a total of eight properties in Argentina. As disclosed in the Company’s Current Report on Form 8-K filed on August 8, 2006 the transaction is subject to Argentinean court approvals, the potential exercise of rights of first refusal and the need to obtain third-party consents.

Gran Tierra Energy Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Nine Month Period Ended September 30, 2006
Stated in US dollars

The Company has received evidence that court approval in Argentina has now been granted. On November 2, 2006 the Company purchased interests in four properties (a 93.18% participation in the Valle Morado Block, a 100% interest in the Santa Victoria Block and the remaining 50% interests in the Nacatimbay and Ipaguazu Blocks (in which the Company currently holds 50% interests)) for a total consideration of $2.1 million. The Company is considering its options whether to acquire the interests in the remaining four properties, which interests remain subject to rights of first refusal among joint venture partners and other third party consents.

Gran Tierra signed a License Contract for the Exploration and Exploitation of Hydrocarbons covering Block 122 in Peru on June 8, 2006. Terms of the License define a seven-year exploration term with four periods, each with minimum work obligations. Final ratification by the government of Peru occurred on November 3, 2006. The minimum commitment for the first work period of 18 months, which is mandatory, is $0.5 million. The subsequent three work periods are optional to the Company.

Item 2: Management’s Discussion and Analysis

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions ( “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the consolidated financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Gran Tierra took its current form on November 10, 2005 when the former Gran Tierra Energy Inc., a privately held corporation in Alberta (“Gran Tierra Canada”), was acquired by an indirect subsidiary of Goldstrike Inc., a Nevada corporation, which was publicly traded on the NASD Over-the-Counter Bulletin Board. Goldstrike adopted the assets, management, business operations, business plan and name of Gran Tierra Canada. The predecessor company in the transaction was the former Gran Tierra Canada; the financial information of the former Goldstrike was eliminated at consolidation. This transaction was accounted for as a reverse takeover of Goldstrike Inc. by Gran Tierra Canada.

We currently hold several interests in the Noroeste region of Argentina, including a non-operating (14%) interest in the Palmar Largo joint venture involving several producing fields; an operating 50% interest in the El Vinalar Block, also currently producing, and; a non-operating 50% interest in two minor properties, both currently non-producing. We acquired the Palmar Largo and minor property interests on September 1, 2005 and the acquisition of the El Vinalar interest became effective on June 30, 2006. Gran Tierra began operations in Colombia on June 20, 2006 through the acquisition of Argosy Energy International. Argosy holds interests in a portfolio of producing and non-producing assets in Colombia. Before the acquisitions in Argentina and Colombia, we had no oil and gas interests or properties. The acquisitions were funded through a series of private placements between September 2005 and February 2006 and additional private placements in June 2006.

We entered into a Securities Purchase Agreement dated May 25, 2006 with Crosby Capital LLC to acquire all of the limited partnership interests of Argosy Energy International and all of the issued and outstanding capital stock of Argosy Energy Corp. On June 20, 2006 we closed the Argosy acquisition and paid consideration to Crosby consisting of $37.5 million cash, 870,647 shares of our common stock and overriding and net profit interests in certain of Argosy’s assets valued at $1 million. The value of the overriding and net profit interests was based on present value of expected future cash flows. All of Argosy Energy’s assets are in Colombia.

On June 30, 2006 we closed a farm-in arrangement with Golden Oil Corporation whereby we purchased 50% of the El Vinalar field in Argentina for $950,000. We also have agreed to pay 100% of the first $2.7 million in costs of a sidetrack well related to this farm-in agreement.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire oil and natural gas interests and generating profitable operations from our oil and natural gas interests in the future. Our financial statements as at and for the period ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $1,857,032 for the nine months ended September 30, 2006. At September 30, 2006 we had an accumulated deficit of $4,076,711. We expect to incur substantial expenditures to further our capital investment programs and our cash flow from operating activities and current cash balances may not be sufficient to satisfy our current obligations and meet our capital investment objectives.

To address our ability to continue as a going concern, we have raised additional capital through the sale and issuance of common shares, and may do so again in the future. We plan to expand our portfolio of production, development, step-out and exploration opportunities using additional capital raised and cash provided from future operating activities. We are also negotiating a credit facility with a major bank.

On June 20, 2006 we completed the sale of 43,336,051 units of our securities for total proceeds of $65,004,076. Each unit consisted of one share of common stock and one warrant to purchase one half of a common share for five years at an exercise price of $1.75 per whole share. On June 29, 2006 there was a second closing of the offering of units of our securities, selling 3,636,629 units for proceeds of $5,454,954. Finally, on June 30, 2006 we closed the offering with an additional sale of 3,027,320 units for $4,540,980. In total, Gran Tierra raised $75,000,000 from the sale of 50,000,000 units of securities. Issue costs totaled $6,000,077 for the three closings.

Net loss for the third quarter of 2006 was $66,355, or $0.00 per share. This compares to a loss of $284,644 for the third quarter of 2005. Per share calculations for the third quarter of 2006 are based on basic weighted average shares outstanding of 95,455,759 for the three month period ended September 30, 2006. Revenue for the third quarter was $5,394,949. Operating expenses totaled $1,259,888 and total expenses were $4,750,887 for the third quarter of 2006. All results reflect a full quarter of operations at El Vinalar and Palmar Largo in Argentina and for Argosy Energy in Colombia. These results compare to net revenue of $1,049,629 for the first quarter of 2006, and $2,089,984 for the second quarter of 2006. Operating expense was $353,080 in quarter one and $1,089,540 in quarter two for 2006, total expenses were $2,211,120 and $2,581,393 respectively. We incurred a loss of $1,218,948 for the first quarter of 2006 and a loss of $571,734 for the second quarter.

For the nine months ended September 30, 2006 the net loss was $1,857,032, or $0.03 per share, based on weighted average shares outstanding for the nine months ended September 30, 2006 of 63,043,998. Net revenue was $8,554,737 and operating expenditures totaled $2,702,507, depletion, depreciation and accretion expense was $2,324,158 and total expenses were $9,563,569. Operating cash flow was positive $2,223,931, capital expenditures were $6,011,735, and financing activities provided inflow of $70,826,137.

We began oil and gas operations in Argentina on September 1, 2005 and therefore operating results for 2005 are not directly comparable to results for 2006 which include Palmar Largo for the entire period and the impacts of El Vinalar and the Argosy acquisition. Net revenue was $349,263 and operating expenses were $125,000 both for the third quarter and the nine months ended September 30 , 2005. General and administrative expenditures for the third quarter of 2005 were $414,397 and were $668,909 for the nine months ended September 30, 2005. Net loss for the third quarter of 2005 was $284,644 or $0.02 per share, based on 12,083,333 weighted average shares outstanding. Net loss for the nine months ended September 30, 2005 was $546,160 or $0.11 per share on 4,903,297 weighted average shares outstanding. Capital expenditures for the nine months ended September 30, 2005 were $6,934,542, with depletion, depreciation and amortization of $115,209 for net capital additions of $6,819,333. These amounts include the purchase of 14% interest in Palmar Largo and 50% interests in Nacatimbay and Ipaguazu. Operating cash flow for the nine months to September 30, 2005 was an outflow of $623,683 and financing activities provided cash inflow of $8,368,365.

Plan of Operations

During 2006, we plan to participate in our current joint venture activities in Argentina. The Palmar Largo joint venture is engaged in a workover program for the year, to be funded from internal cash flows. Seven workovers were completed in the first nine months of 2006; one workover is currently in progress. We will be conducting a review of production enhancement and exploration opportunities at Nacatimbay and Ipaguazu. One well is planned for El Vinalar in late 2006.

In Colombia a total of three wells are planned for 2006. One well, Popa-1 in the Rio Magdalena block, was drilled at the end of the second quarter and is currently in a testing phase. One well is planned for each of the Guayuyaco and Talora Blocks. Exploration terms for the Rio Magdalena Block require the drilling of a second well by February 2007, and this well is currently planned for the fourth quarter of 2006.

Gran Tierra signed a License Contract with PeruPetro S.A. for the Exploration and Exploitation of Hydrocarbons covering Block 122 in Peru on June 8, 2006. Terms of the License define a seven-year exploration term with four periods, each with minimum work obligations. The minimum commitment for the first work period, which is mandatory, is $0.5 million. The potential commitment over the seven-year period, at our option, is $5.0 million and includes technical studies, seismic acquisition and the drilling of one exploration well. The License Contract defines an exploitation term of thirty years for commercial discoveries of oil. Block 122 is located on the eastern flank of the Maranon Basin of northern Peru, on the crest of the Iquitos Arch and covers 1.2 million acres. Final ratification by the government of Peru occurred on November 3, 2006.

In addition to current projects, we will pursue new ventures that may add production, development and exploration opportunities in South America, in areas of current activity and in new regions/countries. There is no assurance additional opportunities will be available, or if we participate in additional opportunities that those opportunities will be successful.

Based on projected production, prices and costs, we believe that our current cash position and cash flow from operations are sufficient to sustain current activity through to the end of 2007. New business opportunities will require equity and/or debt financing for acquisitions and/or future work programs.

We have not entered into any commodity derivative arrangements or hedging transactions. Although we have no current plans to do so, we may enter in to some swap and/or hedging arrangements in conjunction with future financings. We have no off-balance sheet arrangements.

Results of Operations for the period ended September 30, 2006

Revenues

Production after royalties in Argentina averaged 338 barrels per day for the third quarter of 2006 including 295 barrels per day from Palmar Largo and 43 barrels per day from El Vinalar. Production for the nine-month period to September 30, 2006 averaged 303 barrels per day (288 barrels per day from Palmar Largo; 14 barrels per day for El Vinalar, which contributed to production beginning July 1 2006; 1 barrel per day for Nacatimbay where production was suspended on March 1 due to low flow conditions). During January and February of 2006, production at Nacatimbay averaged 3 barrels per day of condensate and 476 thousand cubic feet per day of natural gas after royalties. A remedial work program is being assessed to restore production at Nacatimbay. We cannot assure you that production can be restored.

Oil sales in Argentina averaged 422 barrels per day for the third quarter of 2006 including 376 barrels per day for Palmar Largo and 46 barrels per day for El Vinalar. For the nine-month period ended September 30, 2006, sales averaged 382 barrels per day (365 barrels per day at Palmar Largo, 16 barrels per day for El Vinalar, 1 barrel per day at Nacatimbay).

Production after royalties in Colombia averaged 704 barrels per day for the third quarter of 2006. Oil sales were 684 barrels per day on average during that period and were hampered by a temporary shut-down of pipeline facilities in July, 2006. As the Argosy acquisition was made in June 2006, no production was recorded in the prior year. Net production for the nine-month period ended September 30, 2006 includes results from June 21 only, averaging 266 barrels per day. Sales over the period averaged 260 barrels per day.

In Argentina, net revenue for the third quarter of 2006 was $1,602,474 with an average sales price at $41.27 per barrel. For the nine months ended September 30, 2006, net revenue was $4,281,885 with an average sales price of $41.06 per barrel. Revenues reflect an average royalty of 12% of production revenue minus transportation and storage costs.

In Colombia, we recorded production beginning June 21, 2006 in conjunction with our acquisition of Argosy Energy. Net revenue was $3,616,833 for the third quarter and $4,077,035 for the period from June 21 to September 30, 2006, reflecting royalty rates of 20% for the Santana block and 8% for the Guayuyaco block. Average sales price for the quarter was $57.47. The average sales price for the nine-month period ended September 30, 2006 was $57.44 per barrel.

Interest revenue was $175,641 for the third quarter of 2006 and $195,816 for the nine months ended September 30, 2006.

Net Revenue for the third quarter of 2005 was $349,263, reflecting one month of sales from Palmar Largo. No revenue was recorded for the first half of 2005.

Operating Expenses

For the three months ended September 30, 2006, operating expenses were $1,259,888, and for the nine months ended September 30, 2006 operating expenses were $2,702,507. For the nine-month period ended September 30, 2006 we had a full nine months of operating activities at Palmar Largo, two months at Nacatimbay before production was suspended on March 1, 2006, three months of activities at El Vinalar beginning July 1, 2006 and three months plus ten days of operations in Colombia beginning June 21, 2006.

Operating expenses in Argentina for the third quarter of 2006 totaled $883,658 ($22.76 per barrel), primarily at Palmar Largo and including transportation costs of $116,949 ($3.01 per barrel) plus an an inventory adjustment of $409,582 ($10.55 per barrel) due to an underlift of crude oil volumes by a partner in the Palmar Largo joint venture. The impact of an agreement among the joint venture partners providing for the recovery of underlifted volumes has been accrued in September of 2006. Operating expenses in Argentina for the nine-month period ended September 30, 2006 were $2,186,278 ($20.96 per barrel) including transportation costs of $310,901 ($2.98 per barrel) and the inventory adjustment of $409,582 ($3.93 per barrel). Operating costs for 2006 have been impacted by workover activity at Palmar Largo, which expenditures are treated as an operating expense.

Operating expenses in Colombia were $376,229 for the third quarter of 2006, and totaled $516,229 including the ten day operating period from June 21 to June 30. This translates to $5.98 per barrel for the third quarter and $7.27 per barrel for the period June 21 to September 30, 2006.

For the period ended September 30, 2005 we had operations at Palmar Largo and Nacatimbay for 30 days. Operating expenses totaled $125,000, ($18.42 per barrel).

Other Operating Expenses

Depreciation, depletion and accretion was $1,449,694 for the third quarter of 2006 and for the nine months ended September 30, 2006 was $2,324,158, including accretion of asset retirement obligations of $2,896 and $5,459 respectively. The majority of this expense represents the depletion of oil and gas assets in Argentina and the newly acquired Colombia properties. Depreciation, depletion and accretion recorded for the nine months ended September 30, 2005 was $115,209 and was $111,843 for the third quarter of 2005.

Remaining operating expenses for the third quarter of 2006 were principally general and administrative in nature, which totaled $1,764,856. Of this amount, legal costs, accounting expenses, insurance premiums and consulting costs were $384,917. The majority of these costs were associated with audit activities, share registration, and marketing initiatives. Salaries and benefits were $687,948 and travel costs were $71,749. Office costs were $220,768, consultant expenses were $60,275, bank expenses were $45,706 and other expenses totaled $293,493. Interest expense was $2,765.  Total general and administrative expenses for the third quarter of 2005 were $414,397.

For the nine months ended September 30, 2006, general and administrative costs were $4,256,303. Legal, accounting, insurance and consulting costs were $1,667,241. Salaries and benefits and other employee costs were $1,520,168 and travel costs were $251,498. Office expenses totaled $456,948, bank expenses were $94,902 and other expenses were $265,546. Interest expense was $3,075.  Total general and administrative expenses for the period from January 26, 2005 (inception) to September 30, 2005 were $668,908.

Foreign exchange loss was $273,684 for the third quarter of 2006 and $277,526 for the nine months ended September 30, 2006.

Net Income (Loss) Available to Common Shares

Net loss for the third quarter of 2006 was $66,355, which equates to $0.00/share. These results reflect a full quarter of operating activities at Palmar Largo, El Vinalar and Colombia. This compares to a loss of $284,644 or $0.02 per share for the third quarter of 2005.

For the nine months ended September 30, 2006 net loss was $1,857,032, or $0.03 per share. This loss reflects a full nine months of operating activities at Palmar Largo, two months of activities at Nacatimbay, three months at El Vinalar and three months plus ten days of operations in Colombia. The net loss for the period from January 26, 2005 (inception) to September 30, 2005 was $546,160 or $0.11 per share.

Liquidity and Capital Resources

Liquidity

Gross capital expenditures for the three months ended September 30, 2006 were $4,617,908 and for nine months ended September 30, 2006 were $6,011,735. Capital expenditures for the quarter were predominantly for development activity at Palmar Largo, for the purchase of El Vinalar, drilling activities in Colombia, and office equipment and leasehold improvements in both Calgary and Argentina. Capital expenditures in the first nine months of 2005 were $6,934,542 which included the purchase of Palmar Largo, Nacatimbay and Ipaguazu interests in Argentina.

During the first three quarters of 2006, we funded the majority of our capital expenditures and operating expenditures from cash balances existing at the end of 2005, which were received through a series of private placements of equity in Gran Tierra in the fourth quarter of 2005 and the first quarter of 2006, and via private placements which closed in June, 2006. On June 20, 2006 we completed the sales of 43,336,051 units of our securities for total proceeds of $65,004,076. Each unit consisted of one share of common stock and one warrant to purchase one half a common share for five years at an exercise price of $1.75 per whole share. On June 29, 2006 there was a second closing of the offering of units of our securities, selling 3,636,629 units for proceeds of $5,454,954. Finally, on June 30, 2006, we closed the offering with an additional sale of 3,027,320 units for $4,540,980. In total, we raised $75,000,000 from the sale of 50,000,000 units of securities, less issue costs of $6,000,077 for net proceeds of 68,999,923. Our cash balance at September 30, 2006 was $18,796,084 compared to $2,221,456 at December 31, 2005 and $21,263,776 at June 30, 2006. Restricted cash of $12,617,263 as at September 30 will become available to the Company as follows:

•	$4,000,100 held in escrow relating to the Argosy acquisition is required to be replaced by a letter of credit. Release of these funds is expected by November 6, 2006.
•	$4,000,000 is being held by Standard Bank in support of the letter of credit noted above.
•	$3,100,000 will become available upon the expiry of the offer to purchase certain assets from CGC.
•
$200,426 is held in escrow with our joint venture partners in Palmar Largo against our future cash calls. These funds will be available October, 2006 unless we do not meet our cash call obligations in the interim period.

•
$1,280,993 is held in escrow related to the June 2006 financing. These funds will be released from escrow pending a request from Gran Tierra to the Alberta Securities Commission requesting an exemption from prospectus requirements for the trading of common shares of Gran Tierra for purchasers resident in Alberta under “accredited investor” exemptions.

•	$35,744 relates to interest earned on various escrow accounts, which will be released along with the principal funds involved.

We believe that our current operations can be maintained from existing cash flow and cash on hand barring unforeseen events or a severe downturn in oil and gas prices, until the end of 2007. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, or issuance of equity.

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

Off-Balance Sheet Arrangements

For the fiscal period ended September 30, 2006, we had no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.

Subsequent Events

On February 22, 2006, the Company filed a Current Report on Form 8-K disclosing that the Company had made an offer to acquire certain interests of Compañía General de Combustibles S.A. (“CGC”). The Company offered to purchase CGC’s participation interests in a total of eight properties in Argentina. As disclosed in the Company’s Current Report on Form 8-K filed on August 8, 2006 the transaction is subject to Argentinean court approvals, the potential exercise of rights of first refusal and the need to obtain third-party consents.

The Company has received evidence that court approval in Argentina has now been granted. On November 2, 2006 the Company purchased interests in four properties (a 93.18% participation in the Valle Morado Block, a 100% interest in the Santa Victoria Block and the remaining 50% interests in the Nacatimbay and Ipaguazu Blocks (in which the Company currently holds 50% interests)) for a total consideration of $2.1 million. The Company is considering its options to acquire the interests in the remaining four properties, which interests remain subject to rights of first refusal among joint venture partners and other third party consents.

Gran Tierra signed a License Contract for the Exploration and Exploitation of Hydrocarbons covering Block 122 in Peru on June 8, 2006. Terms of the License define a seven-year exploration term with four periods, each with minimum work obligations. Final ratification by the government of Peru occurred on November 3, 2006.

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

In September 2006, the Securities and Exchange Commission (SEC) release Staff Accounting Bulletin (SAB) No. 108 regarding the effects of prior year misstatements in considering current year misstatements for the purpose of a materiality assessment. The opinion in SAB 108 is that in the case of an error that has occurred and been immaterial in a number of previous years, the cumulative effect should be considered in assessing the materiality of the error in the current year. If the cumulative effect of the error is material, then the current year statements, as well as prior year statements should be restated. In the case of restated prior year statements, previously filed reports do not need to be amended, if the error was considered immaterial to previous year’s financial statements. However the statements should be amended the next time they are filed. The effects of this guidance should be applied cumulatively to fiscal years ending after November 15, 2006. Additional disclosure should be made regarding any cumulative adjustements made in the current year financial statements. We do not expect the adoption of this SAB will have material impact on our results of operations or financial position.

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

As of September 30, 2006 the contracting parties of Guayuyaco Association Contract, Ecopetrol and Argosy Energy International, consulted with their legal advisors to clarify the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. Ecopetrol has advised Argosy of a material difference in the interpretation of the procedure established in the Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extend test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back in to the Guayuyaco discovery. Argosy’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. While Argosy believes its interpretation of the Guayuyaco Association Contract is correct, the resolution of this issue is still pending of agreement between the parties or determination through legal proceedings. The estimated value of disputed production is $2,361,188 which possible loss is shared 50% ($1,180,594) with Solana Petroleum Exploration (Colombia) S.A. partner in the contract and 50% Argosy. No amount has been accrued in the financial statements related to this disagreement.

Currently, no other legal claims or proceedings are pending against us (i) which claim damages in excess of 10% of our current assets, (ii) which involve bankruptcy, receivership or similar proceedings, (iii) which involve federal, state or local environmental laws, or (iv) which involve any of our directors, officers, affiliates, or stockholders as a party with a material interest adverse to us. To our knowledge, no proceeding against us is currently contemplated by any governmental authority.

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

GRAN TIERRA ENERGY, INC.

Date: November 17, 2006	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: November 17, 2006	/s/ James Hart
By: James Hart
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
32	Section 1350 Certifications*
________________
* filed herewith