Form 10KSB/A
period 2005-12-31
GRAN TIERRA ENERGY, INC.
filed 2006-12-06
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 3)

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

The aggregate market value, based on the average bid and asked prices on NASD’s OTC Bulletin Board on November 27, 2006, of the voting common stock, par value $0.001 per share, held by non-affiliates of the Registrant as of November 27, 2006 was approximately $71,197,736. The determination of aggregate market value includes exchangeable shares held by non-affiliates (described further below). For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

On November 27, 2006, the total number of outstanding shares of our common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc. (our subsidiary known as Goldstrike Exchange Co.), which are exchangeable into our common stock, was 95,455,765. Of this total, there were outstanding 78,471,638 shares of common stock and 16,984,127 shares of common stock issuable upon the exchange of exchangeable shares. In addition, we had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra. The special voting stock generally votes together with the common stock on all matters on which the holders of our common are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format. Yes ☐No ☒.

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-KSB/A is being filed for the purpose of amending the Annual Report in response to written comments from the Securities and Exchange Commission staff. Amendment No. 1 to the Annual Report on Form 10-KSB/A was filed on April 21, 2006 and Amendment No. 2 to the Annual Report on Form 10-KSB/A was filed on July 19, 2006.

In order to preserve the nature and character of the disclosures as of March 10, 2006, except as specifically discussed in this Amendment No. 3 to the Annual Report on Form 10-KSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on March 10, 2005.

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

PART I

Item 1. Description of Business.

On November 10, 2005, the Closing Date, Goldstrike, Inc., the previous public reporting entity, Gran Tierra Canada and the holders of Gran Tierra Canada’s capital stock entered into a share purchase agreement, and Goldstrike and Goldstrike Exchange Co. entered into an assignment agreement. In these two transactions, the holders of Gran Tierra Canada’s capital stock acquired shares of either Goldstrike common stock or exchangeable shares of Goldstrike Exchange Co., and Goldstrike Exchange Co. acquired substantially all of Gran Tierra Canada’s capital stock. Immediately following these transactions, Goldstrike Exchange Co. acquired the remaining shares of Gran Tierra Canada outstanding after the initial share exchange for shares of common stock of Gran Tierra Energy Inc. using the same exchange ratio as used in the initial exchange. This two-step process was a part of a single transaction, whereby Gran Tierra Canada became a wholly-owned subsidiary of Goldstrike Inc. Additionally, Goldstrike changed its name to Gran Tierra Energy Inc. with the management and business operations of Gran Tierra Canada, but remains incorporated in the State of Nevada.

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

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

1.     DESCRIPTION OF BUSINESS AND GOING CONCERN

Gran Tierra Energy Inc. is the successor company to Goldstrike Inc. On November 10, 2005 (the “Closing Date”), Goldstrike Inc. (“Goldstrike”), the previous public reporting entity, Gran Tierra Energy Inc., a privately held Canadian corporation (“Gran Tierra Canada”) and the holders of Gran Tierra Canada’s capital stock entered into a share purchase agreement, and Goldstrike and Gran Tierra Goldstrike, Inc. (“Goldstrike Exchange Co.”), a Canadian subsidiary of Goldstrike, entered into an assignment agreement. In these two transactions, the holders of Gran Tierra Canada’s capital stock acquired shares of either Goldstrike common stock or exchangeable shares of Goldstrike Exchange Co., and Goldstrike Exchange Co. acquired substantially all of Gran Tierra Canada’s capital stock. Immediately following these transactions , Goldstrike Exchange Co. acquired the remaining shares of Gran Tierra Canada outstanding after the initial share exchange for shares of common stock of Gran Tierra Energy Inc. using the same exchange ratio as used in the initial exchange transaction.  This two-step process was a part of a single transaction, whereby Gran Tierra Canada became a wholly-owned subsidiary of Goldstrike Inc.  Additionally, Goldstrike changed its name to Gran Tierra Energy Inc. (or the “Company”) and adopted the management and business operations of Gran Tierra Canada, remaining incorporated in the State of Nevada.

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

Materials and supplies will be used in drilling capital projects in the Palmar Largo oil fields and are classified as capital assets.  Materials and supplies are not depreciated because they have not yet been used.

GRAN TIERRA ENERGY INC.

Notes to the Consolidated Financial Statements
Period From Incorporation on January 26, 2005 to December 31, 2005
(Stated in US dollars)

4.          SHARE CAPITAL

	Number of Shares	Amount $

Balance, beginning of period	-	-
Shares acquired at closing of share exchange, at par value of $0.001 per share	42,491,462	42,491
Shares acquired subsequent to closing of share exchange, at par value of $0.001 per share	793,650	794

Balance, end of period	43,285,112	43,285

Share capital

Share capital consists of 24,554,953 common voting shares of the Company and 18,730,159 exchangeable shares of Goldstrike Exchange Co. (collectively, “common stock”). Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. The holders of exchangeable shares have the same rights and preferences as holders of our common stock.

Warrants

Beginning August 31, 2005, the Company completed a series of private placements for proceeds of approximately $11.4 million from the issuance of approximately 14.3 million units, each unit consisting of one common share for $0.80 per share and one warrant to purchase one-half at $0.625 per one-half share. The proceeds from the issuance of the units were allocated between common shares and warrants based on the relative value at the date of issue. The fair value of each warrant was estimated to be $0.106 per warrant using the Black-Scholes option pricing model with the following assumptions:

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

GRAN TIERRA ENERGY, INC.
Pro Forma Financial Statements
For The Year Ended December 31, 2005

Gran Tierra Energy Inc. is the successor company to Goldstrike Inc. On November 10, 2005 (the “Closing Date”), Goldstrike Inc. (“Goldstrike”), the previous public reporting entity, Gran Tierra Energy Inc., a privately held Canadian corporation (“Gran Tierra Canada”) and the holders of Gran Tierra Canada’s capital stock entered into a share purchase agreement, and Goldstrike and Gran Tierra Goldstrike, Inc. (“Goldstrike Exchange Co.”), a Canadian subsidiary of Goldstrike, entered into an assignment agreement. In these two transactions, the holders of Gran Tierra Canada’s capital stock acquired shares of either Goldstrike common stock or exchangeable shares of Goldstrike Exchange Co., and Goldstrike Exchange Co. acquired substantially all of Gran Tierra Canada’s capital stock. Immediately following these transactions, Goldstrike Exchange Co. acquired the remaining shares of Gran Tierra Canada outstanding after the initial share exchange for common stock of Gran Tierra Energy Inc. using the same exchange ratio as used in the initial exchange transaction, and Gran Tierra Canada became a wholly-owned subsidiary of Goldstrike. Additionally, Goldstrike changed its name to Gran Tierra Energy Inc. (or the “Company”) and adopted the management and business operations of Gran Tierra Canada, remaining incorporated in the State of Nevada. The acquisition is accounted for as a reverse takeover of Goldstrike Inc. by Gran Tierra Canada, as the shareholders of Gran Tierra Canada will control the consolidated entity after the acquisition.

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

GRAN TIERRA ENERGY, INC.
Pro forma Consolidated Statement of Operations
Year Ended December 31, 2005
(Unaudited)
(thousands of US dollars, except for per share amounts)

	Gran Tierra Energy	Palmar Largo Property	Note	Pro forma Consolidated

REVENUE	1,059	2,560		3,619

OPERATING EXPENSE	395	1,081	2a	1,476
	664	1,479		2,143

OTHER EXPENSES
General and administrative	2,482
Depletion, depreciation and accretion	462		2b
Foreign exchange gain	(31)
	2,913

EARNINGS (LOSS) BEFORE INCOME TAXES	(2,249)

PROVISION FOR INCOME TAXES	29

NET EARNINGS (LOSS) FOR THE PERIOD	(2,220)

Basic and diluted earnings (loss) per share	(0.16)

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

a.	Operating expenses consist of costs incurred to operate and maintain wells and related equipment and facilities.

b.	Depreciation, depletion and accretion (“DD&A”) expense would be adjusted by $704 thousand to reflect the additional depletion on the Palmar Largo Property.

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
August 31, 2005 (audited) (Note 1)

(Amounts expressed in U.S. Dollars - Note 2)

Eight-month period ended
August 31, 2005

Revenues	2,913,532
Royalties	(353,228)
Operating costs	(1,081,085)
1,479,219

Schedule of Revenues, Royalties and Operating Cost corresponding to the 14%
interest in the Palmar Largo joint venture for the eight-month period ended
August 31, 2005 (audited)

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
August 31, 2005 (audited)

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
in the Palmar Largo joint venture for the years ended December 31, 2004 and 2003 (audited) and for the six months ended June 30, 2005 and 2004 (unaudited) (Note 1)

(Amounts expressed in U.S. Dollars - Note 2)

	Six-month period ended		Year ended
	June 30, 2005	June 30, 2004	2004	2003
	(unaudited)	(unaudited)	(audited)	(audited)
Revenues	2,065,587	2,036,454	4,703,136	4,422,688
Royalties	(258,716)	(239,111)	(492,535)	(457,293)
Operating costs	(837,524)	(635,088)	(1,424,152)	(1,297,260)

	969,347	1,162,255	2,786,449	2,668,135

Schedule of Revenues, Royalties and Operating Cost corresponding to the 14% interest in the Palmar Largo joint venture for the years ended December 31, 2004 and 2003 (audited) and
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
in the Palmar Largo joint venture for the years ended December 31, 2004 and 2003 (audited) and
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

Item 13. Exhibits.

(a)  The following exhibits are filed as part of this report:

Exhibit No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leaseco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.6	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.7	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.8	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended. +	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.9	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.+	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.10	Form of Indemnity Agreement.+	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.11	Mineral Property Sale Agreement dated June 30, 2003.	Incorporated by reference to Exhibit 10.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
10.12	2005 Equity Incentive Plan.+	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.14	Details of the Goldstrike Special Voting Share*
10.15	Exchangeable Share Provisions*
10.16	Refinery Contract between Refinor S.A. and Dong Wong Corporation - Golden Oil Coporation.*
10.17	Contract between Compañia General de Combustibles S.A. and Gran Tierra Energy Argentina S.A.*
21.1	List of subsidiaries.*

Exhibit No.	Description	Reference
31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
99.1	Charter of the Audit Committee (including Supplement A thereto), as adopted on March 9, 2006.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on December 5, 2006.

Gran Tierra Energy Inc.

By:	/s/ Dana Coffield
Name: Dana Coffield
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dana Coffield Dana Coffield	President Chief Executive Officer Director (Principal Executive Officer)	December 5, 2006
/s/ James Hart James Hart	Vice President, Finance Chief Financial Officer Director (Principal Financial Officer and Principal Accounting Officer)	December 5, 2006
/s/ Jeffrey Scott Jeffrey Scott	Chairman of the Board of Directors	December 5, 2006
/s/ Walter Dawson Walter Dawson	Director	December 5, 2006
/s/ Verne Johnson Verne Johnson	Director	December 5, 2006
/s/ Nadine C. Smith Nadine C. Smith	Director	December 5, 2006

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leaseco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.6	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.7	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.8	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended. +	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.9	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.+	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.10	Form of Indemnity Agreement.+	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.11	Mineral Property Sale Agreement dated June 30, 2003.	Incorporated by reference to Exhibit 10.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
10.12	2005 Equity Incentive Plan.+	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.14	Details of the Goldstrike Special Voting Share*
10.15	Exchangeable Share Provisions*
10.16	Refinery Contract between Refinor S.A. and Dong Wong Corporation - Golden Oil Coporation.*
10.17	Contract between Compañia General de Combustibles S.A. and Gran Tierra Energy Argentina S.A.*
21.1	List of subsidiaries.*
31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description	Reference
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Charter of the Audit Committee (including Supplement A thereto), as adopted on March 9, 2006.*

* Previously filed
** Filed herewith
+ Management contracts and compensatory arrangements.