Form 10QSB/A
period 2006-09-30
GRAN TIERRA ENERGY, INC.
filed 2006-12-06
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)
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

Yes ☐ No ☒

As of November 27, 2006, the latest practicable date, 95,455,765 of the issuer’s common shares, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

Gran Tierra Energy Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2006 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2006. The purpose of this filing is to revise Note 3 to the Notes to the Condensed Consolidated Financial Statements for the Nine Month Period Ended September 30, 2006.

In Note 3, the Company disclosed that pro forma results, giving effect to the acquisition of Argosy Energy Corp., for the year ended December 31, 2005 and the period ended September 30, 2006 were:

	2006	2005
Revenue	15,677,337	12,950,000
Net Income (loss)	3,156,372	(459,000)
Earnings per share (Basic)	0.03	(0.01)
Earnings per share (Diluted)	0.03	(0.01)

Actual pro forma results, giving effect to the acquisition of Argosy Energy Corp., for the year ended December 31, 2005 and the period ended September 30, 2006 were:

	2006	2005
Revenue	15,780,000	12,950,000
Net Income (loss)	865,000	1,569,000
Earnings per share (Basic)	0.01	0.04
Earnings per share (Diluted)	0.01	0.02

The calculation error in the Company's initial filing of the Form 10-QSB was discovered in connection with the audit of its financial statements for the period ended September 30, 2006. No other revisions have been made to the Company's financial statements or any other disclosure contained in the Original Filing.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

	2006	2005
Revenue	15,780,000	12,950,000
Net Income (loss)	865,000	1,569,000
Earnings per share (Basic)	0.01	0.04
Earnings per share (diluted)	0.01	0.02

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
32	Section 1350 Certifications*
________________
* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAN TIERRA ENERGY, INC.

Date: December 5, 2006	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: December 5, 2006	/s/ James Hart
By: James Hart
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
32	Section 1350 Certifications*
________________
* filed herewith