Form 10KSB/A
period 2005-12-31
GRAN TIERRA ENERGY, INC.
filed 2007-01-17
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 4)

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

The aggregate market value, based on the average bid and asked prices on NASD’s OTC Bulletin Board on January 10, 2007 of the voting common stock, par value $0.001 per share, held by non-affiliates of the Registrant as of January 10, 2007 was approximately $80,275,265. The determination of aggregate market value includes exchangeable shares held by non-affiliates (described further below). For purposes of the determination of the above stated amount only, all directors, executive officers and 5% or more stockholders of the Registrant are presumed to be affiliates.

On January 10, 2007, the total number of outstanding shares of our common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc. (our subsidiary known as Goldstrike Exchange Co.), which are exchangeable into our common stock, was 95,455,765. Of this total, there were outstanding 78,789,098 shares of common stock and 16,666,667 shares of common stock issuable upon the exchange of exchangeable shares. In addition, we had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra. The special voting stock generally votes together with the common stock on all matters on which the holders of our common are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format. Yes ☐No ☒.

EXPLANATORY NOTE

This Amendment No. 4 to the Annual Report on Form 10-KSB/A is being filed for the purpose of amending the Schedule of Revenues, Royalties and Operating Cost corresponding to the 14% interest in the Palmar Largo joint venture to include certain SFAS 69 disclosures and to include an auditor’s report that opines on the Schedule of Revenues, Royalties and Operating Costs corresponding to the 14% Interest in the Palmar Largo joint venture for the years ended December 31, 2004 and 2003. This Amendment No. 4 to the Annual Report on Form 10-KSB/A is also being filed for the purpose of amending this Explanatory Note to the Annual Report to describe the previous amendments made to the Annual Report. The Annual Report on Form 10-KSB was initially filed on March 10, 2006. Amendment No. 1 to the Annual Report on Form 10-KSB/A was filed on April 21, 2006, Amendment No. 2 to the Annual Report was filed on July 19, 2006 and Amendment No. 3 to the Annual Report was filed on December 6, 2006.

In order to preserve the nature and character of the disclosures as of March 10, 2006, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on March 10, 2006.

The purpose of the previous amendments to the Annual Report on Form 10-KSB was to:

•
Provide additional disclosure relating to our merger with Goldstrike in a two-step process and to reflect the two step process in the table relating to our Share Capital in Note 3 to our financial statements;

•
Provide disclosure of the average oil price and the average natural gas price for 2005 in the section of the Annual Report relating to Markets and Competition and to provide a table in the Production Summary which included the average oil price and the average natural gas price;

•	Provide additional disclosure regarding our liquidity position and our ability to continue as a going concern in the Management’s Discussion and Analysis;

•
Disclose in Note 2 to our financial statements that our cost of inventory is determined using the weighted average method and that our operating expenses consist of costs incurred to operate and maintain wells and related equipment and facilities;

•
Modify the disclosure in Note 5 to our financial statements to reflect accretion expense recorded in 2005 as a separate item in the table relating thereto. This expense was already included in the Asset Retirement Obligation Balance as of the end of the period as part of the obligations assumed with property acquisitions;

•	Provide additional disclosure in Note 6 to our financial statements relating to the Argentine alternative minimum tax assessed for 2006;

•	Provide the disclosure relating to our change in independent registered accounting firm from Moen and Company to Deloitte & Touche LLP; and

•	Provide certain other conforming and other changes to the disclosures made in our initial filing of the Annual Report.

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

RESERVES QUANTITY INFORMATION
FOR THE PERIOD ENDED AUGUST 31, 2005

Proved developed and undeveloped reserves:
Beginning of year, January 1, 2005	733,857

Revisions of previous estimates	(37,381)

Production	(80,091)

End of year, August 31, 2005*	616,385

Proved Developed Reserves:
Beginning of year, January 1, 2005	577,321

End of year, August 31, 2005*	497,585
*Denotes the date at which Gran Tierra Energy purchased the assets of Palmar Largo.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
AT AUGUST 31, 2005

Palmar Largo
Future Cash Inflows*	27,000,420
Future Production and Development Costs*	(14,226,418)
Future Income Tax Expense*	(1,080,530)
Future Net Cash Flows	11,693,472
10% annual discount for estimated timing of cash flows	(3,476,304)
Standardized Measure of discounted future net cash flows	8,217,168

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2005:

Sales and transfers of oil and gas produced, net of production costs	(1,848,790)
Net changes in prices, volumes and production costs	2,590,816
Extentions, discoveries and improved recovery, less related costs	656,101
Accretion of Discount	902,368
Net change in income taxes	(1,429,504)
Total Explained Variance	870,991

* Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves in which the enterprise has mineral interests, including those mineral interests related to long-term supply agreements with governments for which the enterprise serves as the producer of the reserves.

Report of Independent Registered
Public Accounting Firm

To the Board of Directors of
Dong Won Corporation and Gran Tierra Energy Inc.

We have audited the accompanying schedule of revenues, royalties and operating cost (the "financial statements") corresponding to the 14% interest in the Palmar Largo joint venture (representing the 14% working interest acquired by Gran Tierra Energy Inc. through its wholly owned subsidiary Gran Tierra Energy Argentina S.A. in the "YPF S.A. - Pluspetrol S.A. - Compania General de Combustibles S.A. - Dong Won Corporation - Palmar Largo Union Transitoria de Empresas" (the "Palmar Largo joint venture")) for the years ended December 31, 2004 and 2003 (the "Schedule of Revenues, Royalties and Operating Cost"). The Schedule of Revenues, Royalties and Operating Cost is the responsibility of Dong Won Corporation's management. Our responsibility is to express an opinion on this Schedule of Revenues, Royalties and Operating Cost based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. Dong Won Corporation is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of Dong Won Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement presents fairly, in all material respects, the revenues, royalties and operating cost corresponding to the 14% interest in the Palmar Largo joint venture on the basis of accounting described in Notes 1 and 2 for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Buenos Aires, Argentina
November 7, 2005

Deloitte & Co. S.R.L.

/s/Ricardo C. Ruiz
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

RESERVES QUANTITY INFORMATION
FOR THE PERIOD ENDED DECEMBER 31, 2004

Proved developed and undeveloped reserves:
Beginning of year, January 1, 2004	868,477

Revisions of previous estimates

Production	(134,620)

End of year, December 31, 2004	733,857

Proved Developed Reserves:
Beginning of year, January 1, 2004	711,941

End of year, December 31, 2004	577,321

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
AT DECEMBER 31, 2004

Palmar Largo
Future Cash Inflows*	22,909,244
Future Production and Development Costs*	(13,469,358)
Future Income Tax Expense*	348,974
Future Net Cash Flows	9,788,860
10% annual discount for estimated timing of cash flows	(2,442,683)
Standardized Measure of discounted future net cash flows	7,346,177

The following are the principal sources of change in the standardized measure of discounted future net cash flows during 2004:

Sales and transfers of oil and gas produced, net of production costs	(369,103)
Net changes in prices, volumes and production costs	(191,468)
Extentions, discoveries and improved recovery, less related costs	1,590,000
Accretion of Discount	717,305
Net change in income taxes	(798,956)
Other	(23,518)
Total Explained Variance	924,259

* Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves in which the enterprise has mineral interests, including those mineral interests related to long-term supply agreements with governments for which the enterprise serves as the producer of the reserves.

RESERVES QUANTITY INFORMATION
FOR THE PERIOD ENDED DECEMBER 31, 2003

Proved developed and undeveloped reserves:
Beginning of year, January 1, 2003	1,017,857

Revisions of previous estimates

Production	(149,380)

End of year, December 31, 2003	868,477

Proved Developed Reserves:
Beginning of year, January 1, 2003	861,321

End of year, December 31, 2003	711,941

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
AT DECEMBER 31, 2003

Palmar Largo
Future Cash Inflows*	24,990,646
Future Production and Development Costs*	(16,949,292)
Future Income Tax Expense*	1,147,930
Future Net Cash Flows	9,189,284
10% annual discount for estimated timing of cash flows	(2,767,366)
Standardized Measure of discounted future net cash flows	6,421,918

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on January 17, 2007.

Gran Tierra Energy Inc.

By:	/s/ Dana Coffield
Name: Dana Coffield
Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dana Coffield Dana Coffield	President Chief Executive Officer Director (Principal Executive Officer)	January 17, 2007
/s/ Martin Eden Martin Eden	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 17, 2007
/s/ Jeffrey Scott Jeffrey Scott	Chairman of the Board of Directors	January 17, 2007
/s/ Walter Dawson Walter Dawson	Director	January 17, 2007
/s/ Verne Johnson Verne Johnson	Director	January 17, 2007
/s/ Nadine C. Smith Nadine C. Smith	Director	January 17, 2007
/s/ James Hart James Hart	Director	January 17, 2007

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leaseco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.6	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.7	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.+	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.8	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended. +	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.9	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.+	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.10	Form of Indemnity Agreement.+	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.11	Mineral Property Sale Agreement dated June 30, 2003.	Incorporated by reference to Exhibit 10.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).
10.12	2005 Equity Incentive Plan.+	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).
10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).
10.14	Details of the Goldstrike Special Voting Share*
10.15	Exchangeable Share Provisions*
10.16	Refinery Contract between Refinor S.A. and Dong Wong Corporation - Golden Oil Coporation.*
10.17	Contract between Compañia General de Combustibles S.A. and Gran Tierra Energy Argentina S.A.*
21.1	List of subsidiaries.*
31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description	Reference
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Charter of the Audit Committee (including Supplement A thereto), as adopted on March 9, 2006.*

* Previously filed
** Filed herewith
+ Management contracts and compensatory arrangements.