Form 10QSB/A
period 2006-09-30
GRAN TIERRA ENERGY, INC.
filed 2007-01-17
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 2)
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

Yes ☐ No ☒

Explanatory Note

Gran Tierra Energy Inc. (the “Company”) is filing this Amendment No. 2 to the Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2006 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2006. Amendment No. 1 to the Quarterly Report on Form 10-QSB/A was filed on December 6, 2006. The purpose of this filing is to include revised Note 3 to the Notes to the Condensed Consolidated Financial Statements for the Nine Month Period Ended September 30, 2006 with the complete text of the Company’s financial statements.

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

Actual pro forma results, giving effect to the acquisition of Argosy Energy Corp., for the year ended December 31, 2005 and the period ended September 30, 2006 were:

	2006	2005
Revenue	15,780,000	12,950,000
Net Income (loss)	865,000	1,569,000
Earnings per share (Basic)	0.01	0.04
Earnings per share (Diluted)	0.01	0.03

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

TABLE OF CONTENTS

		Page

PART I -FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations	2

	Condensed Consolidated Balance Sheet	3

	Condensed Consolidated Statement of Cash Flows	4

	Condensed Consolidated Statement of Shareholders’ Equity	5

	Notes to Condensed Consolidated Financial Statements	6

Gran Tierra Energy Inc. Condensed Consolidated Statement of Operations (Unaudited) Stated in US dollars
	Three months ended September 30,		Nine months ended September 30, 2006 and the period from January 26 to September 30, 2005
	2006 $	2005 $	2006 $	2005 $
Revenue
Oil and Natural Gas Sales	5,219,308	349,263	8,358,921	349,263
Interest Revenue	175,641	—	195,816	—
	5,394,949	349,263	8,554,737	349,263

EXPENSES
Operating Expenses	1,259,888	125,000	2,702,507	125,000
General and Administrative	1,764,856	414,397	4,256,303	668,908
Interest Expenses	2,765	—	3,075	—
Depreciation, Depletion and Accretion	1,449,694	111,843	2,324,158	115,209
Foreign Exchange (gain)/loss	273,684	(24,703)	277,526	(21,064)
	4,750,887	626,537	9,563,569	888,053

INCOME/(LOSS) BEFORE INCOME TAXES	644,062	(277,274)	(1,008,832)	(538,790)

Income Taxes (Note 8)	710,417	7,370	848,200	7,370

NET INCOME/(LOSS)	(66,355)	(284,644)	(1,857,032)	(546,160)

NET EARNINGS/(LOSS) PER SHARE
Basic	0.00	(0.02)	(0.03)	(0.11)
Diluted	0.00	(0.02)	(0.03)	(0.11)
Weighted average number of shares - Basic	95,455,759	12,083,333	63,043,998	4,903,297
Weighted average number of shares - Diluted	130,612,674	12,083,333	98,200,913	4,903,297

See accompanying Notes to the Financial Statements

Gran Tierra Energy Inc. Condensed Consolidated Balance Sheets (Unaudited) Stated in US dollars
	September 30, 2006 $	December 31, 2005 $
ASSETS

CURRENT
Cash and cash equivalents	18,796,084	2,221,456
Restricted cash	12,617,263	400,427
Accounts receivable	7,137,920	808,960
Inventory	586,943	447,012
Prepaid expenses	247,073	42,701
Total Current Assets	39,385,283	3,920,556

Taxes Receivable	165,919	108,139
Property Plant and Equipment (Note 5)
Proven oil and gas properties, net	25,859,978	7,886,914
Unproven oil and gas properties not amortized	18,292,211	-
Other, net	499,146	426,294
Goodwill	15,005,083	-
Deferred Income Taxes	-	29,228
	99,207,620	12,371,131
LIABILITIES

CURRENT
Accounts payable	6,486,464	1,142,930
Accrued liabilities	1,367,368	121,122
Taxes Payable	1,708,955	-
	9,562,787	1,264,052

Long term Payables	76,147	-
Asset Retirement Obligation (Note 7)	121,655	67,732
Deferred Income Taxes (Note 8)	7,849,421	-
Deferred Remittance Taxes	1,385,849	-
Total Liabilities	18,995,859	1,331,784

SHAREHOLDERS’ EQUITY

Share capital (Note 6)	95,455	43,285
Additional Paid in Capital	71,361,463	11,807,313
Warrants (Note 6)	12,831,553	1,408,429
Deficit	(4,076,711)	(2,219,680)
	80,211,760	11,039,347
	99,207,620	12,371,131
See accompanying Notes to the Financial Statements

Gran Tierra Energy Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) Stated in US dollars

	Nine Months ended September 30, 2006 $	For the Period from January 26, 2005 to September 30, 2005 $

CASH FLOWS RELATED TO THE
FOLLOWING ACTIVITIES:

OPERATING:
Net (loss) earnings	(1,857,032)	(546,160)
Adjustments for:
Depreciation, Depletion and Accretion	2,324,158	115,209
Stock-based compensation	203,306	-
Deferred Income Taxes	123,193	-
Asset Retirement Obligation, settled	(9,218)	-
Taxes Receivable	(57,780)	-
Changes in non-cash working capital (Note 9)	1,497,304	(192,732)
	2,223,931	(623,683)

FINANCING
Short term loan	-	6,655,223
Proceeds from issuance of common shares and warrants, net of issuance costs	70,826,137	1,713,412
	70,826,137	8,368,635

INVESTING
Property and equipment additions, net of asset retirement obligation assumed	(6,011,735)	(6,934,542)
Other	(28,940)	-
Business Combination, net of cash acquired (Note 3)	(38,217,930)	-
Restricted Cash	(12,216,835)	(377,491)
	(56,475,440)	(7,312,033)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,574,628	432,919

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,221,456	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	18,796,084	432,919

See accompanying Notes to the Financial Statements

GRAN TIERRA ENERGY INC. Condensed Consolidated Statement of Shareholders’ Equity (unaudited) Stated in US dollars
	September 30, 2006 $	December 31, 2005 $

Share Capital
Balance beginning of period	43,285	-
Issue of common shares	52,170	43,285
Balance end of period	95,455	43,285

Additional paid-in-capital
Balance beginning of period	11,807,313	-
Issue of common shares	59,350,844	11,754,402
Stock-based compensation expense	203,306	52,911
Balance end of period	71,361,463	11,807,313

Warrants
Balance beginning of period	1,408,429	-
Issue of warrants	11,476,118	1,408,429
Redemption of warrants	(52,994)	-
Balance end of period	12,831,553	1,408,429

Deficit
Balance beginning of period	(2,219,680)	-
Net loss	(1,857,032)	(2,219,680)
Balance end of period	(4,076,712)	(2,219,680)

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

	2006	2005
Revenue	15,780,000	12,950,000
Net Income (loss)	865,000	1,569,000
Earnings per share (Basic)	0.01	0.04
Earnings per share (Diluted)	0.01	0.03

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

GRAN TIERRA ENERGY, INC.

Date: January 17, 2007	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: January 17, 2007	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
32	Section 1350 Certifications*
________________
* filed herewith