Form 10KSB
period 2006-12-31
GRAN TIERRA ENERGY, INC.
filed 2007-03-30
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-111656
GRAN TIERRA ENERGY INC.
(f/k/a Goldstrike Inc.)
(Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0479924 (I.R.S. Employer Identification No.)

300, 611-10TH AVENUE S.W. CALGARY, ALBERTA CANADA (Address of Principal Executive Offices)	T2R 0B2 (Zip Code)
Issuer’s Telephone Number: (403) 265-3221
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
     Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)__________
The issuer’s revenues for the fiscal year ended December 31, 2006 were $12,072,913.
The aggregate market value, based on the average bid and asked prices on the OTC Bulletin Board on February 28, 2007, of the voting common stock, par value $0.001 per share, held by non-affiliates of the Registrant as of February 28, 2007 was $129 million. The registrant has no non-voting common stock. The determination of aggregate market value includes exchangeable shares held by non-affiliates (described further below). For purposes of the determination of the above stated amount only, all directors, executive officers and 10% or more stockholders of the Registrant are presumed to be affiliates.
     On February 28, 2007, the total number of outstanding shares of our common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc., which are exchangeable into our common stock, was 95,455,765. Of this total, there were outstanding 78,789,104 shares of common stock and 16,666,661 shares of common stock issuable upon the exchange of exchangeable shares. In addition, we had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra Energy Inc. The special voting stock generally votes together with the common stock on all matters on which the holders of our common are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format. Yes ☐ No ☑.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the United States federal securities laws. This report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions “may,” “could,” “should,” etc. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute forward-looking statements.
     Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.
     All references to “Gran Tierra”, “we”, “us”, or “our” mean Gran Tierra Energy Inc. and our subsidiaries collectively. All dollar amounts used herein refer to US dollars unless otherwise noted.

PART I
Item 1. Description of Business.
          On November 10, 2005, Goldstrike, Inc. (“Goldstrike”), Gran Tierra Energy Inc., a privately-held Alberta corporation which we refer to as “Gran Tierra Canada” and the holders of Gran Tierra Canada’s capital stock entered into a share purchase agreement, and Goldstrike and Gran Tierra Goldstrike Inc. (which we refer to as Goldstrike Exchange Co.) entered into an assignment agreement. In these two transactions, the holders of Gran Tierra Canada’s capital stock acquired shares of either Goldstrike common stock or exchangeable shares of Goldstrike Exchange Co., and Goldstrike Exchange Co. acquired substantially all of Gran Tierra Canada’s capital stock. Immediately following the transactions, Goldstrike Exchange Co. acquired the remaining shares of Gran Tierra Canada outstanding after the initial share exchange for shares of common stock of Gran Tierra Energy Inc. using the same exchange ratio as used in the initial exchange. This two step process was part of a single transaction whereby Gran Tierra Canada became a wholly-owned subsidiary of Goldstrike Inc. Additionally, Goldstrike changed its name to Gran Tierra Energy Inc. with the management and business operations of Gran Tierra Canada, but remains incorporated in the State of Nevada.
          In the above-described transactions between Goldstrike and the holders of Gran Tierra Canada common stock, Gran Tierra Canada shareholders were permitted to elect to receive, for each share of Gran Tierra Canada’s common stock: (1) 1.5873016 exchangeable shares of Goldstrike Exchange Co. (and ancillary rights), or (2) 1.5873016 shares of common stock of Goldstrike, or (3) a combination of Goldstrike Exchange Co. exchangeable shares and Goldstrike common stock. All of Gran Tierra Canada’s shares were, through a series of exchanges, exchanged for shares of Goldstrike and/or exchangeable shares of Goldstrike Exchange Co. Each exchangeable share of Goldstrike Exchange Co. is exchangeable into one share of our common stock and has the same voting rights as a share of our common stock.
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
Company Overview
          Goldstrike was incorporated in the United States in 2003. Prior to the transactions described above, Goldstrike was engaged in mineral exploration in British Colombia, Canada. Gran Tierra Canada was formed as an Alberta, Canada, corporation in early 2005. Following the above-described transactions, our operations and management are substantially the operations and management of Gran Tierra Canada prior to the transactions. The former Gran Tierra Canada was formed by an experienced management team in early 2005 with extensive experience in oil and natural gas exploration and production, including experience in most of the world’s principal petroleum producing regions. Our objective is to acquire and exploit international opportunities in oil and natural gas exploration, development and production, focusing on South America. We made our initial acquisition of oil and gas producing and non-producing properties in Argentina in September 2005 for a total purchase price of approximately $7 million. In addition, we acquired assets in Colombia and other minor interests in Argentina and Peru during 2006.
          We have not experienced any bankruptcy, receivership or similar proceedings.
Industry Introduction
          The international oil and gas industry is extremely diverse and offers distinct opportunities for companies in different countries. The fundamentals of the industry, however, are common:
▪	Oil and gas reserves tend to be distributed in a pyramid pattern. The distribution of oil and gas reserves is generally depicted as a “pyramid” with the greatest number of fields being smaller fields and with very few large fields. Because of their size, the large fields are more easily located — most have already been discovered and tend to be, though are not always, the most economical to produce.

▪	Oil and gas companies tend to be distributed in a pyramid pattern. Oil and gas companies tend to be distributed in a pattern that is similar to that of oil and gas reserves. There are many small companies and few very large companies. Large companies tend to operate at the top of the resource pyramid, where rewards are larger in size but fewer in number. Smaller companies tend to operate at the base of the resource pyramid, where rewards are smaller in size but plentiful in number. Furthermore, large companies tend to divest smaller, non-core assets as they grow, and tend to acquire smaller companies that have reached a critical mass, perpetuating a cycle of growth.

▪	In a mature producing area with a mature industry, the entirety of the resource pyramid is being explored and developed by both small and large oil and gas companies. Maturity is typically a function of time and market forces. Government policy can have an important role, encouraging or discouraging the full potential of the resource base and industry.

▪	By its nature, finding and producing oil and gas is a risky business. Oil and gas deposits may be located miles below the earth’s surface. There is no guarantee, despite the sophistication of modern exploration techniques, that oil or gas will be present in a particular location without drilling. Additionally, there is no guarantee that a discovery will be commercially viable without follow up drilling, nor can there be any guarantee that such follow up drilling will be successful. There is also no guarantee that reserves once established will produce at expected rates. Furthermore, adverse political events and changing laws/regulations can threaten the economic viability of oil and gas activity, the safety and security of workers, or the reputation of a company that conducts business outside of more stable countries. The effective management of risk is integral to the oil and gas industry.

▪	The oil and gas industry is capital intensive. Investment decisions are based on long time horizons — the typical oil and gas project has a life of greater than 20 years. Economics and value are based on a long-term perspective.

▪	The production profile for a substantial majority of oil and gas reservoirs is a declining trend. Production from an oil or gas field with a fixed number of wells declines over time. That decline rate varies depending on the reservoir and well/development characteristics but in general, steepest declines are earlier in the production life of the field. Typically, production falls to a point where revenues are insufficient to cover operating costs (the project reaches its economic limit) and the field is abandoned.

▪	Production levels in a field can be maintained by more intensive drilling and/or enhancement of existing wells, and such efforts are usually made to offset the natural decline in production. A low price environment, budgetary constraints or lack of imagination can prevent companies from taking appropriate action to offset a natural decline in production. However, a shift to a high price environment can present a significant, but short term opportunity, for new operators. While production levels may be maintained for a period of time by more intensive drilling, such efforts can only be maintained for short periods of time and may not be effective. Moreover, such efforts may also be economically unfeasible and may be impermissible under rules and regulations applying to the field.
New Opportunities for Smaller Companies
          Several forces are at work in today’s energy industry which provide significant opportunities for smaller companies, like ours. The greatest opportunities tend to be in countries where resource opportunities have been undervalued or overlooked or have been considered immaterial or uneconomic by larger companies, and/or where governments are moving to realize the potential at the base of the resource pyramid by attracting smaller companies.
Company Business Plan
          Our plan is to build an international oil and gas company by operating in countries where a smaller company can proliferate. Our initial focus is in select countries in South America, currently Argentina, Colombia and Peru.

          We are applying a two-pronged approach to growth, establishing a base of production, development and exploration assets by selective acquisitions and achieving future growth through drilling. We intend to duplicate this business model across selected countries in South America. We pursue opportunities in countries with prolific petroleum systems (which in the petroleum industry are defined as geologic settings with proven petroleum source rocks, migration pathways, reservoir rocks and traps), stable legal environments and attractive royalty, taxation and other fiscal terms.
          A key to our business plan is positioning — being in the right place at the right time with the right resources. The fundamentals of this strategy are described in more detail below:
▪	Position in countries that are welcoming to foreign investment, that provide attractive fiscal terms and/or offer opportunities that have been previously ignored or undervalued;
          The pace of oil and gas exploration and development in countries around the world is dictated by geology and market forces and the intermediary impact of government policy and regulation. These factors have combined today to create opportunities in South America. The initial countries of interest to Gran Tierra are Argentina — where activity has historically been dominated by the national oil company; Colombia — which has restructured its energy policies to appeal to smaller foreign companies; and Peru — which is entering a new phase of exploration activity.
▪	Engage qualified, experienced and motivated professionals;
          Our management team consists of three senior international oil and gas professionals most recently with EnCana Corporation of Canada, a fourth member most recently with Pluspetrol in South America, a fifth member who joined our company in conjunction with the acquisition of Argosy Energy International LP in Colombia, and our sixth and newest member to join the team brings an international finance background.
          The qualifications of our board of directors complement the international experience of the management team, providing an entrepreneurial, financial and market perspective of our business by a group of individuals with experience in development stage public and private companies.
          All of our employees have previously worked with members of our management team. Qualified geophysicists, geologists and engineers are in short supply in today’s market; our management has demonstrated the ability to attract qualified professionals.
          Our success equally depends on our strong support network in the legal, accounting and finance disciplines, both at a corporate level and a local level.
▪	Establish an effective local presence;
          Our management believes that establishing an effective local presence is essential for success - one that is familiar with the local operating environment, with the local oil and gas industry and with local companies and governments in order to establish and expand business in the country. We have established our office in Buenos Aires and have engaged qualified and respected local management and professionals. We intend to establish offices in all countries in which we operate. We expect our presence in Buenos Aires and recently acquired presence in Colombia to bring new and increasing opportunities.
▪	Create alliances with companies that are active in areas and countries of interest, and consolidate initial land/property positions;
          Our initial acquisitions in Argentina and Colombia, and award of land in Peru, have brought us to the attention of other companies in South America, including partners, former employers and associates. We hope to build on these business relationships to bring other opportunities to us, and we expect to continue to build new relationships in the future. Such cooperation effectively multiplies our business development initiatives and develops synergies within the local industry.

▪	Build a balanced portfolio of production, development, step-out and more speculative exploration opportunities;
          Our initial acquisitions in Argentina and Colombia provide a base of production to provide immediate cash flow and upside drilling potential. We are now focusing on expansion opportunities in Argentina, Colombia and Peru, which we expect will include both low and higher risk projects, with working interests that achieve an optimal balance of risk and reward.
          The most effective risk mitigation in international oil and gas is diversification, and the highest chance of success results from a diverse portfolio of independent opportunities. We are moving purposefully in the regard.
▪	Assess and close opportunities expeditiously;
          We assess many oil and gas opportunities before we move to advance one; it is necessary to assess the technical, economic and strategic merits quickly in order to focus our efforts. This approach to business often provides a competitive advantage. Since inception, we evaluated more than 100 potential acquisition opportunities.
▪	Do business in countries in which we are familiar with the people and assets.
          Our business model is a bringing together of peoples’ knowledge and relationships into a single entity with a single purpose. We cannot compete with the international oil and gas industry on an open tender basis. Assets and opportunities that are offered globally will receive a premium price and chance of success for any one bidder is low. Our approach is based on niche opportunities for buyer and seller, and to take advantage of our strategic relationships, established technical know-how and access to capital.
Deal Flow
          Our access to opportunities stems from a combination of experience and industry relationships of the management team and board of directors, both within and outside of South America. Deal flow is critical to growing a portfolio efficiently and effectively, to capitalize on our capabilities today, and into the future as we grow in scale and our needs evolve.
Company Financial Fundamentals
          A brief discussion of our financial fundamentals is provided below. Potential investors are encouraged to read the following information in conjunction with all of the other information provided in this filing.
          Our financial results present the former Gran Tierra Canada as the predecessor company in the share exchange with Goldstrike on November 10, 2005. The financial results of Goldstrike were eliminated on consolidation. Gran Tierra financials therefore present the activities of the former Gran Tierra Canada before the share exchange, including the initial Argentina acquisition on September 1, 2005.
          Financial results for 2006 are defined by three principal events: the Argentina acquisitions on September 1, 2005, June 30, 2006 and December 1, 2006; the Colombia acquisition on June 20, 2006 and a series of private placements of our common stock associated with the acquisitions.
          Financial results for the year ended December 31, 2006 reflect a full year of operations at Palmar Largo, four months of operations at Nacatimbay, six months of operations at El Vinalar, and one month of operations at Chivil, all in Argentina, in addition to six months and ten days of operations in Colombia.
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
▪	Palmar Largo Joint Venture — Gran Tierra participation 14%, Pluspetrol (Operator) 38.15%, Repsol YPF 30%, Compañia General de Combustibles (“CGC”) 17.85%.

▪	Nacatimbay Concession — Gran Tierra participation 50%, CGC (Operator) 50%.

▪	Ipaguazu Concession — Gran Tierra participation 50%, CGC (Operator) 50%.
          Palmar Largo is the principal property, currently producing approximately 285 barrels per day of oil net to Gran Tierra (after 12% government royalties). Acquisition cost for Palmar Largo was $6,969,659 which equates to $11.24 per barrel based on net reserves of 620,400 barrels of oil, after 12% royalties. Minor volumes of natural gas and associated liquids are produced from a single well at Nacatimbay, and the Ipaguazu property is non-producing. Total acquisition cost for these two properties was $63,055.
          On June 30, 2006, we entered into a joint venture agreement with Golden Oil Corporation whereby we purchased 50% of the El Vinalar field in Argentina for $950,000. We also agreed to pay the first $2.7 million in costs for a sidetrack well related to our joint venture agreement.
          On February 15, 2006, we made an offer to acquire a portion of the interests of CGC in eight properties in Argentina. On November 2, 2006, we closed the purchase of interests in four properties for a total purchase price of $2.1 million. The assets purchased include a 93.18% participation interest in the Valle Morado block, a 100% interest in the Santa Victoria block and the remaining 50% interests in the Nacatimbay and Ipaguazu blocks.
          On December 1, 2006, we closed the purchase of interests in two other properties from CGC, including a 100% interest in the El Chivil block and a 100% participation interest in the Surubi block, each located in the Noroeste Basin of Argentina, for a total purchase price of $2.5 million. We also purchased the remaining 25% minority interest in each property from the joint venture partner for a total purchase price of $280,000.
          The total purchase price in 2006 for the acquisition of CGC’s interests in all six properties was $4.6 million. Post-closing adjustments, which reflect original values assigned to the properties, amended terms, revenues and costs from the effective date of January 1, 2006, were approximately $3.8 million which was paid in January 2007.
Colombia Acquisition
          On June 20, 2006, we acquired all of the limited partnership interests of Argosy Energy International (“Argosy”) and all of the issued and outstanding capital stock of Argosy Energy Corp. (“AEC”), a Delaware corporation and the general partner of Argosy, for consideration of $37.5 million cash, 870,647 shares of our common stock and overriding and net profit interests in certain of Argosy’s assets valued at $1 million. Argosy’s oil production averaged approximately 692 barrels per day (after royalty) during 2006. Government royalty rates are 20% and 8% for Argosy’s producing properties. Argosy’s net land position is approximately 331,468 acres.
Peru Acquisitions
          On June 8, 2006, we signed a License Contract for the Exploration and Exploitation of Hydrocarbons covering Block 122 in Peru. The license contract was approved by the government of Peru on November 3, 2006. The license contract defines a seven-year exploration term divided into four periods, each requiring a minimum work plan and financial commitment. The minimum commitment for the first work period, which is mandatory, is $0.5 million. The potential commitment over the seven-year period, at our option, is $5.0 million and includes technical studies, seismic acquisition and the drilling of one exploration well. The license contract defines an exploitation term of thirty years for commercial discoveries of oil. Block 122 is located on the eastern flank of the Maranon Basin of northern Peru, on the crest of the Iquitos Arch and covers 1.2 million acres.

     On December 12, 2006, we signed a License Contract for the Exploration and Exploitation of Hydrocarbons covering Block 128 in Peru. The license contract was approved by the government of Peru. The license contract defines a seven-year exploration term divided into four periods, each requiring a minimum work plan and financial commitment. The minimum commitment for the first work period, which is mandatory, is $0.5 million. The potential commitment over the seven-year period, at our option, is $3.6 million and includes technical studies, seismic acquisition and the drilling of one exploration well. The license contract defines an exploitation term of thirty years for commercial discoveries of oil. Block 128 is located on the eastern flank of the Maranon Basin of northern Peru, on the crest of the Iquitos Arch and covers 2.2 million acres.
Research and Development
     We have not expended any resources on pursuing research and development initiatives. We use existing technology and processes for executing our business plan.
Financing
     The initial funds for Gran Tierra Canada were raised in April and June 2005, providing approximately $1.9 million to fund our initial activities. We had no oil and gas revenue until September 1, 2005. We made a series of private placements of common shares beginning on August 31, 2005 to fund the Argentina acquisitions and to provide general working capital.
     We raised a total of approximately $12 million during the period from August 2005 to February 2006 from the issuance of approximately 15 million units consisting of one share of our common stock at $0.80 per share plus one warrant to purchase one-half share at a total price of $1.25 per share for a period of five years.
     In June 20, 2006, we completed the sale of 50,000,000 units for gross proceeds totaling $75,000,000, less issue costs of $6,306,699. Each unit consisted of one share of our common stock and a warrant to purchase one-half share of our common stock for a period of five years at an exercise price of $1.75 per whole share. During 2006 we received $1.9 million of the equity proceeds raised during the financing that began in 2005, which impacted our 2006 cash flow results.
The Share Exchange
     The share exchange between Goldstrike and the shareholders of the former Gran Tierra Canada occurred on November 10, 2005, bringing the assets, management, business operations and business plan of the former Gran Tierra Canada into the framework of the company formerly known as Goldstrike Inc., a publicly traded company.
Prior Goldstrike Business
     In connection with our share exchange between Goldstrike and the shareholders of Gran Tierra Canada, Goldstrike transferred to Dr. Yenyou Zheng all of the capital stock of Goldstrike Inc’s wholly-owned subsidiary, Leasco. Leasco was organized to hold mineral assets located in the Province of British Columbia. Those assets consist primarily of 32 mineral claims covering approximately 700 hectares. As a result of the transfer, this line of business is owned by Dr. Yenyou Zheng, through his ownership of Leasco, and we will not pursue any of those mineral claims.
Markets, Customers and Competition
     We market our own share of production in Argentina. Production from Palmar Largo is high quality oil and is transported by pipeline and truck to a nearby refinery. The purchaser of all our oil in Argentina is Refinor S.A. Minor volumes of natural gas and liquids from Nacatimbay were previously sold locally. Production at Nacatimbay was suspended on March 1, 2006. All sales are denominated in pesos but refer to reference or base prices in US dollars. Our average oil price in Argentina averaged $34.75 per barrel net of royalties during 2006. Sales in Argentina represented 43% of our revenues in 2006.
     The purchaser of all oil sold in Colombia is Ecopetrol, a government agency. Oil is eventually exported via the Trans-Andean pipeline. Prices are defined by a multi-year contract with Ecopetrol, with 25% of revenue received in pesos, and 75% of revenue received in US dollars. Prices averaged $52.33 per barrel during 2006. Sales in Colombia represented 57% of our revenues in 2006.
     The oil and gas industry is highly competitive. We face competition from both local and international companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources that exceed ours, and we believe that these companies have a competitive advantage in these areas. Others are smaller, allowing us to leverage our technical and financial capabilities.
Regulation
     The oil and gas industry in South America is heavily regulated. Rights and obligations with regard to exploration and production activities are explicit for each project; economics are governed by a royalty/tax regime. Various government approvals are required for property acquisitions and transfers, including, but not limited to, meeting financial and technical qualification criteria in order to be a certified as an oil and gas company in the country. Oil and gas concessions are typically granted for fixed terms with opportunity for extension.
     In Argentina, concession rights for our principal property — Palmar Largo — extend to the year 2017 and may be extended an additional ten years. Oil and gas prices in Argentina are effectively controlled and are established by decree or according to specified formulae. A tax on oil exports sets an effective cap on prices within the country; gas prices are set by statute and reflected in contract terms.
     In Colombia, the contract for the Santana area expires in 2015, and the contract for the Guayuyaco area expires in 2030. Oil prices in Colombia are related to international market prices with pre-defined adjustments for quality and transportation. In Colombia, historically, all oil production was from concessions granted to foreign operators or undertaken by state owned Ecopetrol in contracts of association with foreign companies. Ecopetrol was formally responsible for all exploration, extraction, production, transportation, and marketing oil for export. Effective January 1, 2004, the regulatory regime in Colombia underwent a significant change with the formation of the Agencia Nacional de Hidrocarburos, or National Hydrocarbon Agency (“ANH”). The ANH is now responsible for regulating the Colombian oil industry, including managing all exploration lands not subject to a previously existing association contract.
     In Peru, state-controlled Perupetro is responsible for overall regulation and licensing of the oil and gas industry. It also negotiates oil and gas contracts with companies to explore and/or produce in Peru.
     The pace of bureaucracy in South America tends to be slow in comparison to North American standards and legal structures are less mature, but the overall business environment is supportive of foreign investment and we believe is continuing to improve. Changes in regulations or shifts in political attitudes are beyond our control and may adversely impact our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes and environmental legislation.
Future Activity
     We plan to continue assessing production and exploration opportunities that can provide a base for growth. We are currently assessing opportunities in Argentina, Colombia, Peru and elsewhere in South America which, if consummated, could substantially increase reserves and production. We would require financing from existing cash flow, equity or debt to consummate any opportunities which may become available, depending on the scale of the opportunity.
Environmental Compliance
     Our activities are subject to existing laws and regulations governing environmental quality and pollution control in the foreign countries where we maintain operations. Our activities with respect to exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing gas and other products, are subject to stringent environmental regulation by provincial and federal authorities in Argentina, Colombia and Peru. Risks are inherent in oil and gas exploration and production operations, and we can give no assurance that significant costs and liabilities will not be incurred in connection with environmental compliance issues. We cannot predict what effect future regulation or legislation, enforcement policies issued, and claims for damages to property, employees, other persons and the environment resulting from our operations could have. During 2006 we spent $95,373 in Colombia to comply with environmental standards around water disposal. In Argentina, we spent $10,400 on environmental monitoring and water disposal.
Employees
     At December 31, 2006, we had 152 full-time employees — 9 located in the Calgary corporate office, 27 in Buenos Aires (14 office staff and 13 field personnel) and 116 in Colombia (21 staff in Bogota and 95 field personnel). None of our employees are represented by labor unions, and we consider our employee relations to be good. We had no part-time employees at December 31, 2006.
Corporate Information
     Goldstrike Inc., now known as Gran Tierra Energy Inc., was incorporated under the laws of the State of Nevada on June 6, 2003. Our principal executive offices are located at 300, 611-10th Avenue S.W., Calgary, Alberta, Canada. The telephone number at our principal executive office is (403) 265-3221.
Additional Information
     We are required to comply with the informational requirements of the Exchange Act, and accordingly, we file annual reports, quarterly reports, current reports, proxy statements and other information with the SEC. You may read or obtain a copy of these reports at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the public reference room and their copy charges by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains registration statements, reports, proxy information statements and other information regarding registrants that file electronically with the SEC. The address of the website is http://www.sec.gov.

Item 2. Description of Property
Offices
We currently lease office space in Calgary, Alberta; Buenos Aires, Argentina; and Bogota, Colombia. The Calgary lease expires February 2011, and costs $6,824 per month. Our Buenos Aires, Argentina lease expires March, 2008, with lease payments of $2,000 per month. The two Bogota, Colombia leases expire in 2009 and 2007, respectively with costs of $696 and $2,326 per month. The properties are in excellent condition.

Oil and Gas Properties-Argentina
     A summary of our interests in Argentina as of December 31, 2006 is as follows:

	Gross		Net	Oil Prod’n	Oil Reserves	Lease
Noroeste Basin	Acres	WI%	Acres	Bbl/day (1)	MBbl (2)	Expiry	2007 Plans

Palmar Largo	365,045	14%	51,106	285	422	2027	Ongoing production enhancements
Nacatimbay (4)	36,623	100%	36,623	12	19	2032	Evaluate re-entering two wells (Nac-1001, Nac-1002)
El Vinalar	248,340	50%	124,170	43	466	2026	Enhance existing production
Chivil	62,518	100%	62,518	115	665	2015	Well workover and recompletion
Surubi	90,811	100%	90,811	—	—	2026	Drill exploration well, Proa-1, in fourth quarter 2007
Valle Morado	50,019	93.2%	46,608	—	—	2033	No plans for 2007
Ipaguazu	43,268	100%	43,268	—	323	2026	Evaluating IP-1 well workover and sidetrack on Guadalupe-1 well
Santa Victoria	1,033,749	100%	1,033,749	—	—	(3)	Exploration opportunities are being evaluated for drilling in 2008

Total	1,930,373		1,488,853	455	1,895

(1)	Oil production is based on the average December 2006 production rate.

(2)	Oil reserves are proved reserves reported in thousands of barrels, net of royalties.

(3)	Expires in May 2008. Term is extended by 25 years if a discovery is made.

(4)	We produce natural gas in the Nacatimbay area. Natural gas production in December 2006 was 440 thousand cubic feet per day and total proved reserves at December 31, 2006 were 1,465 million cubic feet.
Palmar Largo
     The Palmar Largo joint venture block encompasses 365,045 acres. This asset is comprised of several producing oil fields in the Noroeste Basin of northern Argentina. We own a 14% working interest in the Palmar Largo joint venture asset. Approximately 41.8 million barrels of oil (gross before royalties) have been recovered from the area since 1984. A total of 14 gross wells are currently producing. Our share of remaining proved reserves as of December 31, 2006 is 422,000 barrels (net after 12% royalties) according to an independent reserve assessment. The oil quality ranges from 39 to 47 degrees API.

     Our 14% share of oil production averaged 285 barrels per day, net of royalties, during 2006. The average sales price was $34.75 per barrel, with an average cost of production of $21.42 per barrel, providing $13.33 per barrel of net revenue. During 2005, our share of oil production averaged 293 barrels per day, net of royalties, with an average sales price of $37.80 per barrel and an average cost of production of $8.90 per barrel, providing $28.90 per barrel of net revenue. The Palmar Largo asset provides us with a reliable stream of cash flow to finance further exploration and development initiatives in Argentina. Our work program for 2007 involves optimization of well performance and expenses to maximize net revenues from the property.
     We purchased the assets of Palmar Largo from Dong Won Corporation in September 2005. In the first quarter of 2006 the joint venture partners drilled and completed the Ramon Lista 1001 well, of which we hold a 14% working interest. The recent history of the property includes the following activities:
•	The joint venture partners at Palmar Largo conducted a 3-D seismic survey over a portion of the area in 2003 and identified several exploration prospects.

•	An exploration well was drilled in late 2005 but did not indicate commercial quantities of oil. A portion of the drilling costs for this well was factored into our purchase price for Palmar Largo.

•	Drilling on the Ramon Lista-1001 well was completed in December 2005. Production from the well began in early February 2006 at 299 barrels per day (gross after 12% royalty) or 42 barrels per day net to us. No additional wells were drilled in the area during 2006.
     The Palmar Largo block rights expire in 2017 but provide for a ten-year extension. We do not have any outstanding work commitments. At expiry of the block rights, ownership of the producing assets will revert to the provincial government.
Nacatimbay
     We acquired a 100% working interest in the Nacatimbay area through two transactions. We purchased a 50% working interest from Dong Won Corporation in September 2005. We purchased the remaining 50% working interest from CGC in November 2006. Production from the Nacatimbay oil, gas and condensate field began in 1996. Three wells were drilled and one was producing until February 28, 2006, when its production was suspended due to low flow conditions. The natural gas well produced 41,447 thousand cubic feet from January 1 to February 28, 2006, at which point the well was shut in due to low flow rates. In October 2006, the suspended well was reactivated after surface facilities were upgraded and it produced for two additional months in 2006. The well is currently producing approximately 440 thousand cubic feet per day of natural gas and 12 barrels of condensate per day, net of royalties.
     We intend to continue to optimize production in this field during 2007 and explore opportunities to re-enter the Nacatimbay 1001 and 1002 wells.
     The Nacatimbay block rights expire in 2022 with a provision for a ten year extension if a discovery is made. We do not have any outstanding work commitments. At expiry of the block rights, ownership of the producing assets will revert to the provincial government.
Ipaguazu
     We acquired a 100% working interest in the Ipaguazu area through two transactions. We purchased a 50% working interest from Dong Won Corporation in September 2005. We purchased the remaining 50% working interest from CGC in November 2006. Ipaguazu is located in the Noroeste Basin in northern Argentina. The oil and gas field was discovered in 1981 and produced approximately 100 thousand barrels of oil and 400 million cubic feet of natural gas until 2003. No producing activities are carried out in the field at this time. The Ipaguazu block covers 43,268 acres and has not been fully appraised, leaving scope for both reactivation and exploration in the future. Currently we are evaluating a side track on the Guadalupe-1 well and a workover on the Ipaguazu-1 well.
     The Ipaguazu block rights expire in 2016 with a ten year extension if a discovery is made. We do not have any outstanding work commitments. At expiry of the block rights, ownership of the producing assets will revert to the provincial government.

El Vinalar
          We entered into an agreement with Golden Oil Corporation to acquire a 50% working interest in the El Vinalar Block located in the Noroeste Basin, effective June 2006. This acquisition added a significant new land position and approximately 43 barrels of daily oil production from 1.5 net wells, net before royalties, to our asset base in Argentina. El Vinalar covers 248,340 acres and contains a portfolio of exploration leads and oil field enhancement opportunities.
          A sidetrack of EVN-1 well was successfully completed in December 2006, and began producing in January 2007. Gross production, after royalties, averaged 600 barrels per day during January 2007. Net production, based on our 50% working interest was 300 barrels per day.
          The El Vinalar rights expire in 2016 with a ten year extension if a discovery is made. We do not have any outstanding work commitments. At expiry of the block rights, ownership of the producing assets will revert to the provincial government.
Chivil, Surubi, Valle Morado, Santa Victoria
          We purchased working interests in four additional properties from CGC in November and December 2006. These properties add to our existing portfolio of exploration and development opportunities and expand our production base in Argentina. Farm-in partners are being sought to participate in some of the 2007 drilling program for these properties.
Additional information on the Chivil, Surubi, Valle Morado and Santa Victoria fields follows:
▪	The Chivil field was discovered in 1987. Three wells were drilled; two remain in production. The field has produced 1.5 million barrels to date.

▪	Valle Morado was first drilled in 1989. Rights to the area were purchased by Shell in 1998, who subsequently completed a 3-D seismic program over the field and constructed a gas plant and pipeline infrastructure. Production began in 1999 from a single well, and was shut-in in 2001 due to water incursion. We are evaluating opportunities to re-establish production from the field.

▪	Surubi and Santa Victoria are exploration fields and have no production history.
Reserves Summary-Argentina
Crude Oil — Estimated Reserves
Net to Gran Tierra, after Royalty, at December 31,

	Oil 2005			Oil 2006 (1)
	(thousand barrels)			(thousand barrels)
	Proved	Proved	Total	Proved	Proved
	Developed	Undeveloped	Proved	Developed	Undeveloped	Total Proved

Palmar Largo	462	119	581	404	18	422
Ipaguazu	—	—	—	323	—	323
Nacatimbay	2	—	2	19	—	19
El Vinalar	—	—	—	191	275	466
Chivil	—	—	—	476	189	665
Surubi	—	—	—	—	—	—
Valle Morado	—	—	—	—	—	—
Santa Victoria	—	—	—	—	—	—

TOTAL	464	119	583	1,413	482	1,895

(1)	Reserves certified by Gaffney, Cline and Associates, as of December 31, 2006.

Natural Gas — Estimated Reserves
Net to Gran Tierra, after Royalty, at December 31,

	Natural Gas 2005 (1)			Natural Gas 2006 (1)
	(million cubic feet)			(million cubic feet)
	Proved Developed	Proved Undeveloped	Total Proved	Proved Developed	Proved Undeveloped	Total Proved

Palmar Largo	—	—		—	—	—
Ipaguazu	—	—	—	—	—	—
Nacatimbay	24.5	—	24.5	1,465	—	1,465
El Vinalar	—	—	—	—	—	—
Chivil	—	—	—	—	—	—
Surubi	—	—	—	—	—	—
Valle Morado	—	—	—	—	—	—
Santa Victoria	—	—	—	—	—	—

TOTAL	24.5	—	24.5	1,465	—	1,465

(1)	Reserves certified by Gaffney, Cline and Associates, as of December 31, 2006.
No estimates of proved reserves have been filed with any other Federal authority or agency since January 1, 2006.
Production Profile — Argentina

	Oil Production (Bbls)		Oil Price ($/Bbl)		Oil Production Costs ($/Bbl)		Net Revenue ($/Bbl)
Net of royalties	2005	2006	2005	2006	2005	2006	2005	2006

Palmar Largo	106,945	103,982	$37.80	$34.75	$8.90	$21.42	$28.90	$13.33
Nacatimbay	1,825	—	$37.80	$—	$8.90	$—	$28.90	$—
El Vinalar	—	7,872	—	$53.16	$—	$18.49	$—	$34.67
Chivil	—	3,567	—	$51.57	$—	$18.49	$—	$33.08

TOTAL	108,770	115,421	$37.80	$36.53	$8.90	$21.13	$28.90	$15.40

	Gas Production (Mcf)		Gas Price ($/Mcf)		Gas Production Costs ($/Mcf)		Net Revenue ($/Mcf)
Net of royalties	2005	2006	2005	2006	2005	2006	2005	2006

Palmar Largo (1)	—	156,471	$—	$—	$—	$—	$—	$—
Nacatimbay	180,310	41,447	$1.50	$1.74	$0.45	$0.54	$1.06	$1.20
El Vinalar	—	—	$—	$—	$—	$—	$—	$—
Chivil	—	—	$—	$—	$—	$—	$—	$—

TOTAL	180,310	197,918	$1.50	$1.74	$0.45	$0.54	$1.06	$1.20

(1)	Production of natural gas at Palmar Largo is not sold. It is used as fuel for power and gas lift for production.

Acreage — Argentina
GRAN TIERRA, December 31,

	Developed Gross (1)		Developed Net (2)		Undeveloped Gross (1)		Undeveloped Net (2)
Crude Oil	2005	2006	2005	2006	2005	2006	2005	2006

Palmar Largo	301,700	365,045	42,238	51,106	—	—	—	—
Ipaguazu	43,200	43,268	21,600	43,268	—	—	—	—
Nacatimbay	36,600	36,623	18,300	36,623	—	—	—	—
El Vinalar	—	248,340	—	124,170	—	—	—	—
Chivil	—	62,518	—	62,518	—	—	—	—
Surubi	—	—	—	—	—	90,811	—	90,811
Valle Morado	—	—	—	—	—	50,019	—	46,608
Santa Victoria	—	—	—	—	—	1,033,749	—	1,033,749

TOTAL	381,500	755,794	82,138	317,685	—	1,174,579	—	1,171,168

(1)	Gross represents the total acreage at each property.

(2)	Net represents our interest in the total acreage at each property.
Productive Wells — Argentina
GRAN TIERRA, December 31,

(Number of wells)	Oil Productive -Net		Oil Productive -Gross		Gas Productive -Net		Gas Productive -Gross
	2005	2006	2005	2006	2005	2006	2005	2006

Palmar Largo	2.2	2.0	16	14	—	—	—	—
Ipaguazu	—	—	—	—	—	—	—	—
Nacatimbay	—	—	—	—	1	1	1	1
El Vinalar	—	1.5	—	3	—	—	—	—
Chivil	—	2.0	—	2	—	—	—	—
Surubi	—	—	—	—	—	—	—	—
Valle Morado	—	—	—	—	—	—	—	—
Santa Victoria	—	—	—	—	—	—	—	—

TOTAL	2.2	5.5	16	19	1	1	1	1

Drilling Activity — Argentina

	Productive - Gross (1)		Productive - Net (2)		Dry - Gross (1)		Dry - Net (2)
	2005	2006	2005	2006	2005	2006	2005	2006

Exploration	—		—	—	—	—	—	—
Development	1	1	0.14	0.14	—	—	—	—

TOTAL	1	1	0.14	0.14	—	—	—	—

(1)	Represents the total number of wells at which there is drilling activity.

(2)	Represents Gran Tierra’s interest in the total number of wells at which there is drilling activity.
As of December 31, 2006, there were two drilling projects in Argentina which were in progress. The Puesto Climaco-2 side track well located on the El Vinalar block was in the process of being drilled. We completed the well and began production in January 2007. Gross production, after royalties, averaged approximately 600 barrels per day during January 2007 of which our share, based on a 50% working interest, was 300 barrels per day.
We were also in the process of performing a workover on the Ipaguazu-1 well located on the Ipaguazu block. This workover was completed in January 2007 but we were unable to re-establish production.

Oil and Gas Properties-Colombia
     In June 2006, we purchased Argosy Energy International L.P. and became the operator of eight blocks in Colombia. The Santana and Guayuyaco blocks are currently producing. The Rio Magdalena, Talora, Chaza, Primavera, Azar and Mecaya blocks are in their exploration phases. Argosy was subsequently renamed Gran Tierra Energy Colombia SA.

						Oil
		Gross		Net	Oil (1)	Reserves	Lease
Property	Field	Acreage	WI%	Acres	Bbl/day	MBbl (2)	Expiry	2007 Plans

Santana		1,119	35%	392	365			Facility & well enhancement work
	Linda					48	2015
	Mary				—	400	2015
	Inchiyaco				—	39	2015
	Miraflor				—	127	2015
	Toroyaco				—	223	2015
Guayuyaco		52,365	35%	18,328	327	197	2030	Drill Juanambu-1 & Florestra-1wells
Chaza		80,241	50%	40,121	—	—	2027	Drill exploration well
Mecaya		74,131	15%	11,120	—	61	2034	Seismic & drilling preparation
Azar		51,639	80%	41,311	—	—	2012	Purchase seismic; reenter existing well
Rio Magdalena		144,670	100%	144,670	—	—	2030	Drill exploration well
Talora		108,336	20%	21,667	—	—	2032	Drill two exploration wells
Primavera		359,064	15%	53,860	—	—	2036	Drill two exploration wells

Total		871,565		331,468	692	1,095

(1)	Average oil production from date of acquisition, June 21, 2006to December 31, 2006.

(2)	Oil reserves are reported in thousands of barrels as proved reserves net of royalties.

Santana
     The Santana block covers 1,119 acres and includes 15 producing wells in 4 fields — Linda, Mary, Miraflor and Toroyaco, and one non-producing field, Inchiyaco. Activities are governed by terms of an Association Contract with Ecopetrol, and we are the operator. The properties are subject to a 20% royalty and we hold a 35% interest in all fields with the exception of one well located in the Mary field, where we hold a 25.83% working interest. Ecopetrol holds the remaining interests. The block has been producing since 1991.
     Oil is sold to Ecopetrol and is exported via the Trans-Andean pipeline. Oil prices are defined by contract and are related to a West Texas Intermediate reference price. By contract, 25% of sales are denominated in pesos and 75% in US dollars. The production contract expires in 2015, at which time the property will be returned to the government. As a result, there will be no reclamation costs.
     In 2007, we will undertake remedial work on various wells and the upgrade of the Mary field water processing facility.
Guayuyaco
     The Guayuyaco block covers 52,365 acres and includes the area surrounding the 4 producing fields of the Santana contract area. The Guayuyaco block is governed by an “Adjacent Play” Association Contract with Ecopetrol, resulting in a royalty of 8%. We are the operator and have a 35% participation interest. The Guayuyaco field was discovered in 2005. Two wells are now producing, with Guayuyaco-1 commencing production in February 2005 and Guayuyaco-2 beginning production in September 2005. Production (net of royalty) averaged 327 barrels per day from the date of acquisition June 21, 2006 to December 31, 2006. Oil quality and sales terms are comparable to Santana oil and volumes are similarly transported via the Trans-Andean pipeline for export. A combined 2D and 3D seismic survey was acquired over the block in 2005. Ecopetrol may back-in to a 30% participation interest in any new discoveries in the block.
     The contract expires in two phases: the exploration phase and the production phase. The exploration phase expires in 2008 and the production phase expires in 2030. In March 2007, we completed drilling the Juanambu-1 exploration well and will be performing production testing in April 2007. During 2007, we will be performing remedial work on the Guayuyaco field. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.
Rio Magdalena
     Argosy Energy International L.P. entered into the Rio Magdalena Association Contract in February 2002. The Rio Magdalena block covers 144,670 acres and is located approximately 75 km west of Bogota, Colombia. There are no reserves at this time, as this is an exploration block. We purchased Argosy’s 100% working interest in June 2006 and we are now the operator. According to the terms of the exploration contract, we are committed to drill three exploration wells prior to February 2008. The first of these wells, Popa-1, was drilled in late 2006 and was subsequently plugged and abandoned after testing oil production at non-commercial rates (60 barrels per day). The drilling for the second exploration well, Caneyes-1, began in late December 2006 and was subsequently plugged and abandoned in February 2007. We have entered the final exploration phase, which expires February 28, 2008. One additional exploration well will be drilled before the contract expires. The production contract expires in 2030 at which time the property will be returned to the government. As a result, there will be no reclamation costs.
     According to the terms of the Association Contract, Ecopetrol may back-in for a 30% participation upon commercialization, and a sliding scale royalty will apply. The royalty rate is currently at 8%.
Chaza
     The Chaza block covers 80,241 acres and is governed by the terms of an Exploration & Exploitation Contract with the government agency ANH (Hydrocarbons National Agency), reflecting improved fiscal terms in Colombia introduced in 2004. We are the operator and hold a 50% participation interest. There is no production or reserves for this field, at this time. One commitment exploration well is planned to be drilled during 2007. The contract for this field expires in two phases. The exploration phase expires in 2011 and the production phase ends in 2027. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.
Talora
     We hold a 20% working interest and are the operator for the Talora block as a result of our acquisition of Argosy. The Exploration & Exploitation Contract associated with the block was originally signed in September 2004, providing for a 6 year exploration period and 28 year production period. The Talora contract area covers 108,336 acres and is located approximately 75 km west of Bogota, Colombia. There are currently no reserves, as this is an exploration block. We commenced drilling on the Laura-1 exploration well on December 27, 2006 and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled our commitment for the second exploration phase of the contract, ending December 31, 2006. The third exploration phase has begun and there is one commitment one drill a well associated with it. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.
Primavera
     The Primavera Exploration & Exploitation contract was signed May 2006. The Primavera contract area covers 359,064 acres in the Llanos basin. We are the operator and have a 15% participation interest. Chaco Resources also has a 55% participation interest. In 2007, we plan to drill two wells in the Primavera area. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.
Mecaya
     The Mecaya Exploration & Exploitation contract was signed June 2006. The Mecaya contract area covers 74,131 acres in southern Colombia, about 150 km southeast of Pasto. We are the operator and have a 15% participation interest. There are currently no reserves booked for this field because this is an exploration block. There is an indigenous population in the area and work plans may require local consultation. In this event, phases 1 and 2 of the exploration contract will be extended by 6 months each. The first phase is scheduled to expire June 2007. Work plans include 2-D seismic and reprocessing, road construction, plus re-completion of the existing Mecaya-1 well bore. Phase two of the exploration contract expires in 2010. The production contract for this field expires in 2034. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.
Azar
     We acquired an 80% interest in the Azar property in late 2006. This exploration block covers 51,639 acres. We plan to purchase seismic in 2007 to assess exploitation opportunities and we plan to re-enter an existing well on the property during 2007. The production contract expires in 2012 for this property.

Reserves Summary — Colombia
Crude Oil — Estimated Reserves
Net to Gran Tierra, after Royalty, at December 31,

	Oil 2006 (1) (2)
	(thousand barrels)
	Proved Developed	Proved Undeveloped	Total Proved

Santana	838	—	838
Guayuyaco	196	—	196
Chaza	—	—	—
Mecaya	—	61	61
Azar	—	—	—
Rio Magdelene	—	—	—
Talora	—	—	—
Primavera	—	—	—

TOTAL	1,034	61	1,095

(1)	Reserves certified by Gaffney, Cline and Associates, as of December 31, 2006.

(2)	We have no reserves of natural gas in Colombia.
No estimates of proved reserves have been filed with any other Federal authority or agency since January 1, 2006.
Production Profile — Colombia

	Oil Production (Bbl)		Oil Price ($/Bbl)		Production Costs ($/Bbl)		Net Revenue ($/Bbl)
Net of Royalties	2005 (1)	2006	2005	2006	2005	2006	2005	2006

Santana	—	70,746	—	$51.59	—	$13.50	—	$38.09
Guayuyaco	—	63,523	—	$53.16	—	$7.61	—	$45.55

TOTAL	—	134,269	—	$52.33	—	$10.71	—	$41.62

(1)	Colombian assets were acquired June 21, 2006.
Productive Wells — Colombia

	Oil Productive -Net		Oil Productive -Gross
(Number of wells)	2005	2006	2005	2006

Santana	5	5	15	15
Guayuyaco	1	1	2	2
Chaza	—	—	—	—
Mecaya	—	—	—	—
Azar	—	—	—	—
Rio Magdelene	—	—	—	—
Talora	—	—	—	—
Primavera	—	—	—	—

TOTAL	6	6	17	17

Acreage — Colombia

	Developed Gross (1)		Developed Net (2)		Undeveloped Gross (1)		Undeveloped Net (2)
Crude Oil	2005	2006	2005	2006	2005	2006	2005	2006

Santana	—	1,119	—	392	—	—	—	—
Guayuyaco	—	52,365	—	18,328	—	—	—	—
Chaza	—	—	—	—	—	80,241	—	40,121
Mecaya	—	—	—	—	—	74,131	—	11,120
Azar	—	—	—	—	—	51,639	—	41,311
Rio Magdelena	—	—	—	—	—	144,670	—	144,670
Talora	—	—	—	—	—	108,336	—	21,667
Primavera	—	—	—	—	—	359,064	—	53,860

TOTAL	—	53,484	—	18,719	—	818,103	—	312,749

(1)	Gross represents the total acreage at each property.

(2)	Net represents our interest in the total acreage at each property.
Drilling Activity — Colombia

	Productive - Gross (1)		Productive - Net (2)		Dry - Gross		Dry - Net
	2005	2006	2005	2006	2005	2006	2005	2006

Exploration	1	—	0.35	—	—	1	—	1
Development	1	—	0.35	—	—	—	—	—

TOTAL	2	—	0.70	—	—	1	—	1

(1)	Represents the total number of wells at which there is drilling activity.

(2)	Represents Gran Tierra’s interest in the total number of wells at which there is drilling activity.
As of December 31, 2006 two wells were in the process of being drilled in Colombia. The Laura-1 well, which is located in the Talora block, was plugged and abandoned because it was dry in January 2007. The Juanambu-1 well, located in the Guayuyaco block, was in the initial stage of preparing for drilling at December 31, 2006. The well has since been successfully drilled. We are awaiting test results due in April 2007.

Oil and Gas Properties — Peru
Blocks 122 and 128
We were awarded two exploration blocks in Peru during 2006. Block 122 covers 1,217,730 acres and block 128 covers 2,218,503 acres. A license contract for the exploration and exploitation of hydrocarbons is effective between Gran Tierra and PeruPetro S.A. for block 128 and 122. The blocks are located in the eastern flank of the Maranon Basin in northern Peru, on the crest of the Iquitos Arch. We now hold the largest working interest in this trend. Over the next 15 to 18 months, we plan to purchase and analyze seismic data for these areas. There is a 5-20%, sliding scale, royalty rate on the lands, dependent on production levels. The exploration contracts expire in 2014 and work commitments are defined in four exploration periods spread over seven years. There is a financial commitment of $5 million over the seven years for each block which includes technical studies, seismic acquisition and the drilling of exploration wells. Acquisition of technical data is planned for 2007 to be followed by seismic work in 2008 and drilling in 2009. The production contract expires in 2044.
Acreage — Peru

	Undeveloped Gross (1)		Undeveloped Net (2)
	2005	2006	2005	2006

Block 122	—	1,217,730	—	1,217,730
Block 128	—	2,218,503	—	2,218,503

TOTAL	—	3,436,233	—	3,436,233

(1)	Represents the total number of wells at which there is drilling activity.

(2)	Represents Gran Tierra’s interest in the total number of wells at which there is drilling activity.

Item 3. Legal Proceedings.
     Ecopetrol and Argosy Energy International L.P. (“Argosy”), the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. Ecopetrol has advised Argosy of a material difference in the interpretation of the procedure established in the Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extend test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back in to the Guayuyaco discovery. Argosy’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. The resolution of this issue is still pending agreement between the parties or determination through legal proceedings. At this time no amount has been accrued in the financial statements as it is not considered probable that a loss will be incurred. The estimated value of disputed production is $2,361,188 which possible loss is shared 50% ($1,180,594) with Solana Petroleum Exploration (Colombia) S.A. partner in the contract and 50% Argosy. Currently, no other legal claims or proceedings are pending against us (a) which claim damages in excess of 10% of our current assets, (b) which involve bankruptcy, receivership or similar proceedings, (c) which involve federal, state or local environmental laws, or (d) which involve any of our directors, officers, affiliates, or stockholders as a party with a material interest adverse to us. To our knowledge, no other proceeding against us is currently contemplated by any governmental authority.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
     Our common stock was first cleared for quotation on the OTC bulletin board on November 11, 2005 and has been trading since that time under the symbol “GTRE.OB.”
     As of February 28, 2007 there were approximately 600 holders of record of shares of our common stock (including holders of exchangeable shares).
     On February 28, 2007, the last reported sales price of our shares on the OTC bulletin board was $1.35. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Fourth Quarter 2006	$1.75	$1.10
Third Quarter 2006	$3.67	$1.47
Second Quarter 2006	$5.01	$2.96
First Quarter 2006	$5.95	$3.02
November 11 through Dec 2005	$2.80	$1.50
     As of February 28, 2007, there are 95,455,765 shares of common stock issued and outstanding, which number includes shares of common stock issuable upon exchange of the exchangeable shares of Goldstrike Exchange Co. issued to former holders of Gran Tierra Canada’s common stock.
Dividend Policy
     We have never declared or paid dividends on the shares of common stock and we intend to retain future earnings, if any, to support the development of the business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. Under the terms of our credit facility with Standard Bank Plc, we are required to obtain the approval of the Bank for any dividend payments made by us exceeding $2 million in any fiscal year.
Item 6. Management’s Discussion and Analysis or Plan of Operation
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve risks and uncertainties, including, among others, the risks and uncertainties discussed below.
Overview
     We are an independent international energy company involved in oil and natural gas exploration, development and production. We plan to continually increase our oil and natural gas reserves through a balanced strategy of exploration drilling, development and acquisitions in South America. Initial countries of interest are Argentina, Colombia and Peru.

     We took our current form on November 10, 2005 when the former Gran Tierra Energy Inc, a privately held corporation in Alberta (“Gran Tierra Canada”), was acquired by an indirect subsidiary of Goldstrike Inc, a Nevada corporation, which was publicly traded on the OTC Bulletin Board. Goldstrike adopted the assets, management, business operations, business plan and name of Gran Tierra Canada. The predecessor company in the transaction was the former Gran Tierra Canada; the financial information of the former Goldstrike was eliminated at consolidation. This transaction is accounted for as a reverse takeover of Goldstrike Inc. by Gran Tierra Canada.
     Prior to September 1, 2005, we had no oil and gas interests or properties. In September 2005 and during 2006 we acquired oil and gas interests and properties in Argentina, Colombia and Peru.
     On September 1, 2005, we acquired a 14% non-operating interest in the Palmar Largo joint venture in Argentina, involving several producing fields. At the same time, we acquired interests in two minor properties in Argentina, comprising a 50% interest in the Nacatimbay block, which produces minor volumes of natural gas and associated liquids from a single well, and a 50% interest in the Ipaguazu block, a non-producing property. The total cost of these acquisitions was approximately $7 million.
     Effective June 30, 2006, we closed a farm-in arrangement with Golden Oil Corporation whereby we purchased 50% of the El Vinalar producing block in Argentina for $950,000. We also agreed to pay 100% of the first $2.7 million in costs of a sidetrack well related to this farm-in agreement.
     On February 15, 2006, we made an offer to acquire the interests of CGC in eight properties in Argentina. On November 2, 2006, we closed the purchase of interests in four properties for a total purchase price of $2.1 million. The assets purchased include a 93.18% participation interest in the Valle Morado block, a 100% interest in the Santa Victoria block and the remaining 50% interests in the Nacatimbay and Ipaguazu blocks.
     On December 1, 2006, we closed the purchase of interests in two other properties from CGC, including a 100% interest in the El Chivil block and a 100% participation interest in the Surubi block, each located in the Noroeste Basin of Argentina, for a total purchase price of $2.5 million. We also purchased the remaining 25% minority interest in each property from the joint venture partner for a total purchase price of $280,000.
     The total purchase price in 2006 for the acquisition of CGC’s interests in all six properties was $4.6 million. Post-closing adjustments, which reflect original values assigned to the properties, amended terms, revenues and costs from the effective date of January 1, 2006, were approximately $3.8 million which was paid in January 2007.
     We began operations in Colombia on June 20, 2006 through the acquisition of Argosy Energy International L.P. (“Argosy”). The Argosy assets consist of interests in a portfolio of producing and non-producing assets in Colombia. We entered into a Securities Purchase Agreement dated May 25, 2006 with Crosby Capital LLC to acquire all of the limited partnership interests of Argosy and all of the issued and outstanding capital stock of Argosy Energy Corp. On June 20, 2006 we closed the Argosy acquisition and paid consideration to Crosby consisting of $37.5 million cash, 870,647 shares of our common stock and overriding and net profit interests in certain of Argosy’s assets valued at $1 million. The value of the overriding and net profit interests was based on present value of expected future cash flows.
     We signed a License Contract with PeruPetro S.A. for the Exploration and Exploitation of Hydrocarbons covering Block 122 in Peru on June 8, 2006. Terms of the License define a seven-year exploration term with four periods, each with minimum work obligations. The minimum commitment for the first work period, which is mandatory, is $0.5 million. The potential commitment over the seven-year period, at our option, is $5.0 million and includes technical studies, seismic acquisition and the drilling of one exploration well. The License Contract defines an exploitation term of thirty years for commercial discoveries of oil. Block 122 covers 1.2 million acres. Final ratification by the government of Peru occurred on November 3, 2006. A second License Contract for the adjacent Block 128 was subsequently awarded and ratified on December 12, 2006. This second License encompasses 2.2 million acres and has the same terms as that for Block 122.
     The acquisitions were funded through a private placement of our securities that occurred between September 2005 and February 2006 and an additional private placement that occurred in June 2006.

     In the fourth quarter of 2005 and the first quarter of 2006 we sold 15 million units of our securities for gross proceeds of $12 million, less issue costs of $800,000, for net proceeds of $11.2 million. Each unit consisted of one share of common stock and one warrant to purchase one half of a common share for five years at an exercise price of $1.25 per whole share.
     In June, 2006 we sold 50,000,000 units of our securities for total proceeds of $75,000,000, less issue costs of $6,306,699, for net proceeds of $68,693,301. Each unit consisted of one share of common stock and one warrant to purchase one half a common share for five years at an exercise price of $1.75 per whole share.
     Effective February 28, 2007, we secured a $50 million credit facility with Standard Bank Plc. The credit facility has a three-year term and an initial borrowing base of $7 million. No amounts have been drawn-down under the facility.
     The shares of common stock and warrants to purchase common shares issued in 2005 and 2006 have registration rights associated with their issuance pursuant to which we agreed to register for resale the shares and warrants. In the event that the registration statements are not declared effective by the SEC by specified dates, we are required to pay liquidated damages to the purchasers of the shares and warrants.
     The 15,047,606 units issued in the fourth quarter of 2005 and first quarter of 2006 have liquidated damages payable in the amount of 1% of the purchase price for each unit per month payable each month the registration statement is not declared effective beyond the mandatory effective date (July 10th, 2006). The total amount recorded and paid at December 31, 2006 for these liquidated damages is $269,923, which is the maximum amount payable. The registration statement was declared effective by the SEC on February 14, 2007.
     The 50,000,000 units issued in June 2006 have liquidated damages payable each month the registration statement is not declared effective beyond the mandatory effective date (November 17, 2006), calculated as follows:
1% of the purchase price for the 1st month after the mandatory effective date

1.5% of the purchase price for the 2nd and 3rd month after the mandatory effective date

2% of the purchase price for the 4th and 5th months after the mandatory effective date and

1/2% increase each quarter thereafter
     The investors have the right to take the liquidated damages either in cash or in shares of our common stock, at their election. If we fail to pay the cash payment to an investor entitled thereto by the due date, we will pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such investor, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The total amount of liquidated damages shall not exceed 25% of the purchase price for the units or $18,750,000.
     We filed the registration statement but the registration statement has not yet become effective and, as a result, we had incurred the obligation to pay approximately $1,258,000 in liquidated damages as at December 31, 2006, which amount has been recorded as liquidated damages expense in the consolidated statement of operations. The liquidated damages will continue to accrue until the registration statement becomes effective, up to a maximum of $18.75 million, which will be reached in November 2007. We intend to file an amended registration statement with the SEC in respect of the units. At this time, we do not know when this registration statement will become effective and we cannot determine the total amount of liquidated damages payable.
     Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire oil and natural gas interests and generating profitable operations from our oil and natural gas interests in the future. Our financial statements as at and for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $5,823,704 for the year ended December 31, 2006, and, as at December 31, 2006, we had a deficit of $8,043,384. We expect to incur substantial expenditures to further our capital investment programs and our cash flow from operating activities and current cash balances may not be sufficient to satisfy our current obligations and meet our capital investment objectives.
     To address our ability to continue as a going concern, we have raised additional capital through the sale and issuance of common shares, and may do so again in the future. We plan to expand our portfolio of production, development, step-out and exploration opportunities using additional equity financing, cash provided from future operating activities, and the bank credit facility. Additional equity financing may not be available to us on attractive terms, if at all. Further, funds available under our bank credit facility are limited to the amount of the borrowing base, as determined by the bank semi-annually, up to a maximum of $50 million.
     We currently generate the majority of our revenue and cash flow from the production and sale of crude oil in Argentina and Colombia. The selling prices for our crude oil production are based on international oil prices, which historically have been volatile. In 2007, our production may be subject to natural production declines, and our revenues may be impacted by international oil prices, which are uncertain. Results from operations may also be affected by drilling efforts and planned remedial work programs. Our drilling and work plans for 2007 are expected to be funded from available cash, anticipated cash flow from operations, and a bank credit facility. Oil price declines combined with unexpected costs may require additional equity and/or debt financing during the year. Increases in the borrowing base under our credit facility are dependent on our success in increasing oil and gas reserves and dependent on future oil prices.
     Our financial results for 2006 and 2005 are principally impacted by acquisitions of oil and gas interests in Argentina and Colombia in the third quarter of 2005 and the second and fourth quarters of 2006, as described above, which affected our results of operations. Our financial condition has also been affected by the equity financings described above. A summary of selected consolidated financial information for the years ended December 31, 2006 and 2005 is presented below.

	Year Ended December 31,
	2006	2005

Results of Operations
Revenues Oil sales	$11,645,553	$946,098
Natural gas sales	75,488	113,199
Interest	351,872	—

Total revenues	12,072,913	1,059,297

Expenses
Operating	4,233,470	395,287
Depletion, depreciation and accretion	4,088,437	462,119
General and administrative	6,998,805	2,482,070
Liquidated damages	1,527,988	—
Foreign exchange loss	370,538	(31,271)

Total expenses	17,219,237	3,308,205

Loss before income tax	(5,146,324)	(2,248,908)
Income tax	(677,380)	29,228

Net loss	$(5,823,704)	$(2,219,680)

Net loss per common share — basic and diluted	$(0.08)	$(0.16)

Cash Flows
Operating activities	$(829,618)	$(1,876,638)
Investing activities	(46,672,884)	(9,108,022)
Financing activities	69,381,827	13,206,116

Increase in cash	$21,879,325	$2,221,456

Financial Position
Cash and cash equivalents	$24,100,780	$2,221,456
Working capital (including cash)	14,274,644	2,764,643
Total assets	105,910,809	12,371,131
Deferred taxes	9,875,657	—
Other long-term Liabilities	740,681	67,732
Shareholders equity	76,194,779	11,039,347

     The operating results for 2006 include a full year of activities at Palmar Largo, two months at Nacatimbay before production was suspended on March 1 and two months after production was reinstated on November 1, six months of activities at El Vinalar beginning July 1, 2006 and one month of activities at Chivil, commencing December 1, and the Argosy acquisitions in Colombia from June 21, 2006. The operating results and financial position for 2005 reflect our incorporation on January 26, 2005 and the commencement of oil and gas operations in Argentina on September 1, 2005.

Results of Operations for the years ended December 31, 2006 and 2005
Revenues
     Revenues for the year ended December 31, 2006 were $12,072,913 compared to $1,059,297 for the year ended December 31, 2005. The increase in revenues is due primarily to the inclusion of a full year of Argentina operations and the acquisition of the Colombian properties in June 2006. In Argentina, the 2006 results include a full year of activities at Palmar Largo, four months at Nacatimbay, six months of activities at El Vinalar beginning July 1, 2006, and one month of activities at Chivil, commencing December 1. Revenues in 2005 reflect only the Argentina operations for a 4-month period from September 1, 2005, the date of acquisition of the Palmar Largo and Nacatimbay properties.
     In Argentina, crude oil production after 12% royalties for the year ended December 31, 2006 was 115,420 barrels, including 103,982 barrels from Palmar Largo for the full year, 7,872 barrels from El Vinalar for the period July 1 to December 31, 2006, and 3,567 barrels from Chivil for December 1 to December 31, 2006. Average daily production for these periods was 285 barrels from Palmar Largo, 43 barrels from El Vinalar and 115 barrels from Chivil. In addition, production of condensate from Nacatimbay after royalties was 363 barrels, or an average of 12 barrels per day for the period. In 2005, crude oil production after royalties of 12%, for the four-month period from September 1 (acquisition date of the Argentina properties) to December 31, 2005, was 36,011 barrels from Palmar Largo, or an average of approximately 293 barrels per day. In addition, production of condensate from Nacatimbay averaged 5 barrels per day for the period.
     In Argentina, oil sales after 12% royalties were 127,712 barrels for the year ended December 31, 2006 including 118,121 barrels from Palmar Largo for the full year, 7,644 barrels from El Vinalar for the period July 1 to December 31, 2006, and 1,947 barrels from Chivil for December 1 to December 31, 2006. Average daily sales for these periods were 324 barrels from Palmar Largo, 42 barrels from El Vinalar and 63 barrels from Chivil. In addition, sales of condensate after royalties were 363 barrels for the year. Natural gas sales at Nacatimbay, which had been shut in for most of 2005, were 41,447 thousand cubic feet, after 12% royalty, for the period, or 345 thousand cubic feet per day. Oil sales at Palmar Largo during 2005 were reduced to 25,132, or an average of 206 barrels per day, due to severe weather conditions in Northern Argentina, as extreme rainfall and poor road conditions curtailed tanker truck traffic through November and December 2005. As a result, oil inventory increased to 13,948 barrels by December 31, 2005. Natural gas sales at Nacatimbay for the period averaged 494 thousand cubic feet per day, after 12% royalty.
     In Argentina, net revenue for the year ended December 31, 2006, after deducting royalties at an average royalty rate of 12% of production revenue, and after deducting turnover taxes, was $5,033,363 for oil and $75,488 for natural gas and condensate. Net revenue for the period from incorporation on January 26, 2005 to December 31, 2005 was $1,059,297, reflecting an average royalty rate of 12% of production revenue, including $946,098 from oil at Palmar Largo and $113,199 from natural gas and condensate at Nacatimbay.
     Average sales price for Palmar Largo oil in 2006 was $34.75 per barrel (2005 — $37.80 per barrel). Average sales prices at Nacatimbay were $36.37 per barrel of condensate (2005 — $37.58 per barrel) and $1.74 per thousand cubic feet of natural gas (2005 — $1.50 per thousand cubic feet of natural gas). Oil and natural gas prices are effectively regulated in Argentina.
     In Colombia, we recorded production and results of operations beginning June 21, 2006 in conjunction with our acquisition of Argosy. We recorded no production in 2005. Production after royalties was 134,269 barrels for the period from June 21 to December 31, 2006, comprising 70,746 barrels from the Santana block and 63,523 barrels from the Guayuyaco block, representing an average production rate of 692 barrels per day for the period. Oil sales were 129,209 barrels for the period from June 21 to December 31, 2006, or 666 barrels per day on average during the period.
     In Colombia, net revenue was $6,612,190 for the year ended December 31, 2006, reflecting royalty rates of 20% for the Santana block and 8% for the Guayuyaco block. The average sales price for oil in 2006 was $52.33 per barrel.
     Interest revenue earned on our cash deposits was $351,872 for the year ended December 31, 2006 and none in 2005.

Operating Expenses
     For the year ended December 31, 2006, operating expenses were $4,233,470 compared to $395,287 in 2005, reflecting the inclusion in 2006 of a full year of Argentine operating activities at Palmar Largo, four months at Nacatimbay, six months of activities at El Vinalar beginning July 1, 2006 and one month at Chivil commencing December 1, and six months plus ten days of operations in Colombia beginning June 21, 2006.
     In Argentina, operating expenses for 2006 totaled $2,846,705 (approximating $20.37 per barrel), primarily at Palmar Largo including an inventory adjustment of $409,582 ($2.93 per barrel) due to an underlift of crude oil volumes by a partner in the Palmar Largo joint venture. As of December 31, 2006, we have accrued the impact of an agreement among the joint venture partners providing for the recovery of underlifted volumes. Operating expenses totaled $395,287 for the period from incorporation on January 26, 2005 to December 31, 2005, representing four months of operations in Argentina. This equates to an average operating cost of $8.90 per barrel of oil equivalent (natural gas conversion 20 to 1). Operating costs for 2006 have increased primarily due to workover activity at Palmar Largo. Work over costs are treated as an operating expense.
     In Colombia, operating expenses were $1,386,765 in 2006 or $10.71 per barrel for the period June 21 to December 31, 2006. We have no comparative data for 2005 because the business was acquired during 2006.
Depletion, depreciation and accretion
     Depreciation, depletion and accretion was $4,088,437 for 2006, including accretion of asset retirement obligations of $5,061, compared to $462,119 in 2005, reflecting the inclusion of a full year of operations at Palmar Largo, additional Argentina acquisitions in 2006, and the inclusion of Colombia operations in June 2006. The majority of the 2006 expense represents the depletion of oil and gas assets in Argentina and the newly acquired Colombia properties. Depreciation, depletion and accretion recorded in 2005 primarily relates to the depletion of the acquisition cost for the Argentina properties.
General and Administrative
     General and administrative costs for 2006 were $6,998,805, including staffing and other costs for our offices in Calgary, Argentina and Colombia. This represented a $4,516,735 or a 182% increase over 2005 costs. The incremental increase in general and administrative costs in 2006 was primarily due to operating fully-staffed branch offices in Colombia and Argentina, the increased level of activity related to our expansion of operations, which resulted from acquisition of the Argosy assets in Colombia and properties in Argentina, and costs related to the registration of our securities. The increase in costs was primarily in four main categories: professional services increased by $1,382,134; employee costs increased by $1,566,979; bank and debt related fees increased by $561,971; and office related costs increased by $732,199.
Liquidated Damages
     Liquidated damages of $1,527,988 recorded in 2006 relate to liquidated damages payable to our stockholders as a result of the registration statements for our securities issued in 2005 and 2006 not becoming effective within the periods specified in the share registration rights agreements for those securities. The amount expensed includes $269,923 related to 15,047,606 units issued in the fourth quarter of 2005 and first quarter of 2006 and $1,258,065 related to 50 million units sold in the second quarter of 2006. We did not have any liquidated damages in 2005. Our registration statement for our 2005 private placement became effective in February 2007, and the amount of $269,923 incurred in 2006 in connection with the late effectiveness of this registration statement is the maximum amount of liquidated damages payable in respect of these units. Our registration statement for our June 2006 private placement has not yet become effective, and we incurred $3.9 million in liquidated damages in the first quarter of 2007 in connection with the late effectiveness of this registration statement, and will continue to incur liquidated damages until it becomes effective, with a maximum amount of liquidated damages being $18.75 million. The holders of the units have the option of taking the liquidated damages in cash or stock.
Foreign Exchange Loss
     Foreign exchange loss was $370,538 for the year ended December 31, 2006 compared to a gain of $31,271 for 2005. The loss arose primarily from translation of local currency denominated transactions in our South American operations into US dollars.

Income Tax
          We recorded an income tax expense of $677,380 in 2006 compared to an income tax benefit of $29,228 in 2005. The Colombia operations generated a net income before tax of $2.4 million dollars, which resulted in a local income tax liability, offset by income tax assets arising from losses incurred in Argentina.
Net Income (Loss) Available to Common Shares
          The net loss for the year ended December 31, 2006 was $5,823,704, or $0.08 per share. This loss includes a full year of operating activities at Palmar Largo and six months plus ten days of operations in Colombia, and costs related to the share registration statements. The net loss for the period from incorporation on January 26, 2005 to December 31, 2005, was $2,219,680, equivalent to a loss of $0.16 per share. These results reflect four months of operating activity, twelve months of business activity and significant costs relating to the November 10, 2005 share exchange.
          Per share calculations for 2006 and 2005 are based on basic weighted average shares outstanding of 72,443,501 and 13,538,149, respectively.
Liquidity and Capital Resources
          As at December 31, 2006, our cash balance was $24,100,780 and our current assets (including cash balance) less current liabilities were $14,339,654, compared to cash of $2,221,456 and net current assets of $2,764,643 at December 31, 2005.
          Restricted cash of $2,291,360 as at December 31, 2006 will become or has become available to us as follows:
a)	Standard Bank holds a $1,009,009 restricted deposit for Gran Tierra. The funds were held as a guarantee for two letters of credit issued in Peru for work commitments for our land holdings, blocks 122 and 128. Export Development Canada, issued a guarantee on Gran Tierra’s behalf in February 2007, which effectively replaced these guaranteed funds. Therefore, the funds were returned to Gran Tierra as unrestricted cash in February, 2007.

b)	Funds are being held in escrow, by Bank of America, pending a request from Gran Tierra to the Alberta Securities Commission to provide the same resale rights for purchasers resident in Alberta as other investors in the private placement completed in June 2006. There are $1,280,951 in funds being held in escrow awaiting satisfaction of this condition.

c)	Argentina has $1,400 remaining in restricted cash to satisfy joint venture partner requirements.
          During the year ended December 31, 2006, we increased our cash balances by $21,889,447 and funded our capital expenditures and operating expenditures from proceeds of a series of private placements of our securities. Cash outflows comprised $829,618 from operating activities and cash inflows of $69,381,827 from financing activities, offset by cash outflows of $46,672,884 for investing activities. Proceeds from private placements included $75,000,000, less issue costs of $6,303,699, from the sale of 50,000,000 units of our securities in June 2006, $610,000 from the sale of 762,500 units in the first quarter of 2006, and proceeds from the exercise of warrants to purchase common stock. However, of the amount raised, $1,280,951 is held in escrow, and the holders of those units have the right to return the units to us and receive their purchase price back under the terms of the escrow agreement because we were unable to obtain a securities laws exemption for those holders by a specified date. We are currently in discussions with those stockholders regarding whether or not they will exercise that right.
          During 2005, we funded the majority of our capital expenditures from funds received through three private placements of our securities. Cash inflows from financing activities were $13,206,116, offset by cash outflows of $2,277,065 from operating activities and $8,707,595 for investing activities. Proceeds from private placements included $11,428,084 from the sale of 14,285,106 units of our securities in the fourth quarter of 2005.
          Capital expenditures for the year ended December 31, 2006 were $48,394,181 and were primarily related to the Argosy purchase in Colombia, the purchase of the El Vinalar and CGC properties in Argentina, development activity at Palmar Largo, drilling activities in Colombia, and office equipment and leasehold improvements in both Calgary and Argentina. During 2005, capital expenditures for the period from incorporation on January 26, 2005 to December 31, 2005, were $8,775,327, predominantly for the acquisition cost of the Palmar Largo, Nacatimbay and Ipaguazu interests in Argentina. The purchase price for the Argentina acquisition was $7,032,714 plus post-closing adjustments of $708,955 with the remaining capital expenditures relates to our share of the cost of drilling one well at Palmar Largo.
     The minimum capital expenditure commitment for blocks 122 and 128 in Peru is $1.0 million for the initial 3-year work period. We have no other capital expenditure commitments, other than discretionary capital expenditures to be made in the normal course of operations for workover and drilling activities. As well, post-closing adjustments of $3.8 million, related to the acquisition of CGC’s interests in six properties, were paid in January 2007.
     Effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of our petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. The facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by our Colombian assets. Under the terms of the facility, we are required to maintain compliance with specified financial and operating covenants. We are also required to enter into a hedging agreement for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of our projected aggregate net share of Colombian production after royalties for the three-year term of the facility. No amounts have been drawn-down under the facility.
     In accordance with the terms of the credit facility with Standard Bank Plc, we entered into a costless collar hedging contract for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.
     During 2007, we plan to drill ten wells, conduct several workovers of existing wells, and conduct technical studies on our existing acreage. Our estimated drilling budget for 2007 is $13.5 million.
     In Argentina, two new wells are scheduled for 2007. This includes the Puesto Climaco-2 sidetrack in the Vinalar Block, which was completed and put on production in January 2007, and drilling the Proa-1 exploration well in the Surubi Block in the second half of 2007. Several well workovers are contemplated for wells on existing producing and shut-in fields.
     In Colombia, eight new wells are scheduled for 2007, including the Laura-1 exploration well in the Talora Block, the Caneyes-1 exploration well in the Rio Magdalena Block, the Soyona-1 and Cachapa-1 exploration wells in the Primavera Block, the Juanambu-1 and Floresta-1 exploration wells in the Guayuyaco Block, the Costayaco-1 exploration well in the Chaza Block, and the Piedra-1 exploration well in the Talora block. Laura-1 finished drilling in January 2007, and Caneyes-1 was drilled in February 2007, and both wells were plugged and abandoned. Several workovers are also contemplated for wells on existing producing and shut-in fields.
     In Peru, operations in 2007 are limited to technical studies of Block 122 and Block 128, which involve expenditures of approximately $400,000.
     In addition to current projects, we may pursue new ventures in South America, in areas of current activity and in new regions or countries. There is no assurance additional opportunities will be available, or if we participate in additional opportunities that those opportunities will be successful. Based on projected production, prices and costs, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations, cash on hand, and our credit facility, barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, or issuance of equity.
     Future growth and acquisitions will depend on our ability to raise additional funds through equity and/or debt markets. We have recently completed financing initiatives to support recent acquisition initiatives, which have also brought additional production and cash flow into our company. Increases in the borrowing base under our credit facility are dependent on our success in increasing oil and gas reserves and on future oil prices.

          We will need to raise additional funds to pay liquidated damages in the event that the registration statement for the 50 million units issued in June 2006 does not become effective, and in the event that our stockholders elect to receive cash rather than stock in settlement of the damages.
          Our initiatives to raise debt or equity financing to fund capital expenditures or other acquisition and development opportunities may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock to raise capital may be negatively affected. Also, raising funds by issuing stock or other equity securities would further dilute our existing stockholders, and this dilution would be exacerbated by a decline in stock price. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.
Off-Balance Sheet Arrangements
          As at December 31, 2006 and 2005, we had no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.
Critical Accounting Estimates
Use of Estimates
          The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting estimates are discussed below.
Oil and Gas Accounting-Reserves Determination
          We follow the full cost method of accounting for our investment in oil and natural gas properties, as defined by the SEC, as described in note 2 to our consolidated financial statements. Full cost accounting depends on the estimated reserves we believe are recoverable from our oil and gas reserves. The process of estimating reserves is complex. It requires significant judgments and decisions based on available geological, geo-physical, engineering and economic data.
          To estimate the economically recoverable oil and natural gas reserves and related future net cash flows, we incorporate many factors and assumptions including:
•	expected reservoir characteristics based on geological, geophysical and engineering assessments;

•	future production rates based on historical performance and expected future operating and investment activities;

•	future oil and gas quality differentials;

•	assumed effects of regulation by governmental agencies; and

•	future development and operating costs.
          We believe our assumptions are reasonable based on the information available to us at the time we prepare our estimates. However, these estimates may change substantially as additional data from ongoing development activities and production performance becomes available and as economic conditions impacting oil and gas prices and costs change.
          Management is responsible for estimating the quantities of proved oil and natural gas reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with SEC requirements and generally accepted industry practices in the US as prescribed by the Society of Petroleum Engineers. Reserve estimates, including the standardized measure of discounted future net cash flow and changes therein, are prepared at least annually by independent qualified reserves consultants.
          Our board of directors oversees the annual review of our oil and gas reserves and related disclosures. The Board meets with management periodically to review the reserves process, results and related disclosures and appoints and meets with the independent reserves consultants to review the scope of their work, whether they have had access to sufficient information, the nature and satisfactory resolution of any material differences of opinion, and in the case of the independent reserves consultants, their independence.
          Reserves estimates are critical to many of our accounting estimates, including:
•	Determining whether or not an exploratory well has found economically producible reserves.

•	Calculating our unit-of-production depletion rates. Proved reserves estimates are used to determine rates that are applied to each unit-of-production in calculating our depletion expense.

•	Assessing, when necessary, our oil and gas assets for impairment. Estimated future cash flows are determined using proved reserves. The critical estimates used to assess impairment, including the impact of changes in reserves estimates, are discussed below.
Oil and Gas Accounting-Impairment
          We evaluate our oil and gas properties for impairment on a quarterly basis. We assess estimated discounted future cash flows to determine if properties are impaired on a cost center basis. If the 10% discounted future cash flows for a cost center are less than the carrying amount, the cost center is impaired and written down to its fair value.
          Cash flow estimates for our impairment assessments require assumptions about two primary elements — constant prices and reserves. It is difficult to determine and assess the impact of a decrease in our proved reserves on our impairment tests. The relationship between the reserves estimate and the estimated discounted cash flows is complex because of the necessary assumptions that need to be made regarding period end production rates, period end prices and costs. Under full cost accounting, we perform a ceiling test to ensure that unamortized capitalized costs in each cost centre do not exceed their fair value. We recognize an impairment loss in net earnings when the carrying amount of a cost center is not recoverable and the carrying amount of the cost center exceeds its fair value. A cost center is defined as a country. Capitalized costs, less accumulated depreciation (carrying value) are limited to the sum of: the present value of estimated future net revenues from proved oil and gas reserves, less future value of unproven properties included in the costs being amortized; less income tax effects related to the differences between the book and tax basis of the properties. If unamortized capital costs within a cost center exceed the cost center ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs. As a result, we are unable to provide a reasonable sensitivity analysis of the impact that a reserves estimate decrease would have on our assessment of impairment.
          We assessed our oil and gas properties for impairment as at December 31, 2006 and 2005 and found no impairments were required based on our assumptions. Estimates of standardized measure of our future cash flows from proved reserves were based on realized crude oil prices of $48.66 in Colombia and $35.56 to $38.57 for our Argentina properties. A future reduction in oil prices and/or quantities of proved reserves would reduce the ceiling limitation and may result in a ceiling test write-down.
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

     We record asset retirement obligations in our consolidated financial statements by discounting the present value of the estimated retirement obligations associated with our oil and gas wells and facilities and chemical plants. In arriving at amounts recorded, we make numerous assumptions and judgments with respect to ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and expected changes in legal, regulatory, environmental and political environments. The asset retirement obligations we have recorded result in an increase to the carrying cost of our property, plant and equipment. The obligations are accreted with the passage of time. A change in any one of our assumptions could impact our asset retirement obligations, our property, plant and equipment and our net income.
     It is difficult to determine the impact of a change in any one of our assumptions. As a result, we are unable to provide a reasonable sensitivity analysis of the impact a change in our assumptions would have on our financial results. We are confident, however, that our assumptions are reasonable.
Goodwill
     Goodwill represents the excess of purchase price of business combinations over the fair value of net assets acquired and we test for impairment at least annually. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. We estimate the fair value of each reporting unit and compare it to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, we write down the goodwill to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for our reporting units, we estimate the fair values of the reporting units based upon several valuation analyses, including comparable companies, comparable transactions and premiums paid. The goodwill on our financial statements was a result of the Argosy acquisition, and relates entirely to the Colombia reporting segment.
Deferred Income Taxes
     We follow the liability method of accounting for income taxes whereby we recognize future income tax assets and liabilities based on temporary differences in reported amounts for financial statement and tax purposes. We carry on business in several countries and as a result, we are subject to income taxes in numerous jurisdictions. The determination of our income tax provision is inherently complex and we are required to interpret continually changing regulations and make certain judgments. While income tax filings are subject to audits and reassessments, we believe we have made adequate provision for all income tax obligations. However, changes in facts and circumstances as a result of income tax audits, reassessments, jurisprudence and any new legislation may result in an increase or decrease in our provision for income taxes.
New Accounting Pronouncements
     Effective January 1, 2006, we adopted the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.
     In February 2006, the FASB issued Statement 155, Accounting for Certain Hybrid Instruments, which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities, and Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from its host contract in accordance with Statement 133. Statement 155 also clarifies other provisions of Statement 133 and Statement 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect adoption of this statement will have a material impact on our results of operations or financial position.

     In July 2006, FASB issued FIN 48 Accounting for Uncertainty in Income Taxes with respect to FAS 109 Accounting for Income Taxes regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect adoption of this statement will have a material impact on our results of operations or financial position.
     In September 2006, FASB issued Statement 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.
     In December 2006, FASB issued Staff Position (FSP) EITF (Emerging Issues Task Force) 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP is effective for fiscal years beginning after December 15, 2006. We early adopted this FSP during the year ended December 31, 2006 and recorded $1,258,000 in liquidated damages as an expense in the consolidated statement of operations and deficit and the same amount in accrued liabilities at December 31, 2006.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for our fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position
Item 7. Financial Statements.
     The following financial information is included on the pages indicated:

Report of Independent Registered Chartered Accountants
To the Board of Directors and Shareholders of
Gran Tierra Energy Inc.
We have audited the consolidated balance sheet of Gran Tierra Energy Inc. as at December 31, 2006 and 2005 and the consolidated statements of operations and accumulated deficit, cash flows and shareholders’ equity for the year ended December 31, 2006, and the period from incorporation on January 26, 2005 to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Gran Tierra Energy Inc. as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006, and the period from incorporation on January 26, 2005 to December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.
The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Calgary, Canada	/s/ Deloitte & Touche LLP
March 23, 2007	Independent Registered Chartered Accountants
Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Differences
The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when the consolidated financial statements are affected by conditions and events that cast a substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors dated March 23, 2007 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

Calgary, Canada	/s/ Deloitte & Touche LLP
March 23, 2007	Independent Registered Chartered Accountants

Gran Tierra Energy Inc.
Consolidated Statement of Operations and Accumulated Deficit
For the Year ended December 31, 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005

	Period Ended December 31,
	2006	2005
	(Expressed in U.S. dollars)

REVENUE AND OTHER INCOME
Oil sales	$11,645,553	$946,098
Natural gas sales	75,488	113,199
Interest	351,872	—

	12,072,913	1,059,297

EXPENSES
Operating	4,233,470	395,287
Depletion, depreciation and accretion	4,088,437	462,119
General and administrative	6,998,805	2,482,070
Liquidated damages	1,527,988	—
Foreign exchange loss	370,538	(31,271)

	17,219,237	3,308,205

LOSS BEFORE INCOME TAX	(5,146,324)	(2,248,908)
Income tax	(677,380)	29,228

NET LOSS	$(5,823,704)	$(2,219,680)

ACCUMULATED DEFICIT, beginning of period	(2,219,680)	—

ACCUMULATED DEFICIT, end of year	$(8,043,384)	$(2,219,680)

NET LOSS PER COMMON SHARE — BASIC & DILUTED	(0.08)	(0.16)

Weighted average common shares outstanding — basic & diluted	72,443,501	13,538,149
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheet

	Period Ended December 31,
	2006	2005
	(Expressed in U.S. dollars)

ASSETS
Current assets
Cash and cash equivalents	$24,100,780	$2,221,456
Restricted cash	2,291,360	400,427
Accounts receivable	5,089,561	808,960
Inventory	811,991	447,012
Taxes receivable	404,120	108,139
Prepaids	676,524	42,701

Total Current Assets	33,374,336	4,028,695

Oil and gas properties, using the full cost method of accounting
Proved	37,760,231	7,886,914
Unproved	18,333,054	—

Total Oil and Gas Properties	56,093,285	7,886,914

Other assets	614,104	426,294

Total Property, Plant and Equipment	56,707,389	8,313,208

Long term assets
Deferred tax asset (Note 8)	444,324	29,228
Long term investment	379,678	—
Goodwill	15,005,083	—

Total Long Term Assets	15,829,085	29,228

Total Assets	$105,910,809	$12,371,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,729,839	$1,142,930
Accrued liabilities (Note 9)	9,199,820	121,122
Liquidated damages	1,527,988	—
Current taxes payable	1,642,045	—

Total Current Liabilities	19,099,692	1,264,052

Long term liabilities	412,929	—
Deferred tax liability (Note 8)	7,153,112	—
Deferred remittance taxes (Note 8)	2,722,545	—
Asset retirement obligation	327,752	67,732

Total Long Term Liabilities	10,616,338	67,732

Shareholders’ equity
Common shares (Note 6)	95,455	43,285
(78,789,104 common shares and 16,666,661 exchangeable shares, par value $0.001 per share, issued and outstanding)
Additional paid in capital	71,311,155	11,807,313
Warrants	12,831,553	1,408,429
Accumulated deficit	(8,043,384)	(2,219,680)

Total Shareholders’ Equity	76,194,779	11,039,347

Total Liabilities and Shareholders’ Equity	$105,910,809	$12,371,131

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statement of Cash Flow
For the Year ended December 31, 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005

	Period Ended December 31,
	2006	2005
	(Expressed in U.S. dollars)
Operating Activities
Net loss	$(5,823,704)	$(2,219,680)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion	4,088,437	462,119
Deferred tax liability	2,535,043	(29,228)
Deferred remittance taxes	(1,642,045)	—
Stock based compensation	260,495	52,911
Net changes in non-cash working capital
Accounts receivable	(4,280,601)	(808,960)
Inventory	(364,983)	(447,012)
Prepaids and other current assets	(633,823)	(42,701)
Accounts payable and accrued liabilities	5,327,542	1,264,052
Taxes receivable	(295,981)	(108,139)

Net cash provided by (used in) operating activities	(829,618)	(1,876,638)

Investing Activities
Restricted cash	(1,020,489)	(400,427)
Oil and gas property expenditures	(18,300,518)	(8,707,595)
Argosy business acquisition	(38,217,930)	—
Change in non-cash working capital due to investing activities	10,866,053	—

Net cash used in investing activities	(46,672,884)	(9,108,022)

Financing Activities
Restricted cash	(1,280,993)	—
Proceeds from issuance of common stock	70,662,820	13,206,116

Net cash provided by financing activities	69,381,827	13,206,116

Net increase in cash and cash equivalents	21,879,325	2,221,456
Cash and cash equivalents, beginning of period	2,221,456	—

Cash and cash equivalents, end of year	$24,100,781	$2,221,456

Supplemental cash flow disclosures:
Cash paid for interest	$211,118	$—
Cash paid for taxes	$741,380	$—

	$952,498	$—

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statement of Shareholders’ Equity
For the Year ended December 31, 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005

	Period Ended December 31,
	2006	2005
	(Expressed in U.S. dollars)
Share Capital
Balance beginning of period	$43,285	$—
Issue of common shares	52,170	43,285

Balance End of Period	$95,455	$43,285

Additional paid-in-capital
Balance beginning of period	11,807,313	—
Issue of common shares	59,190,352	11,754,402
Redemption of warrants	52,991	—
Stock based compensation expense	260,495	52,911

Balance End of Period	$71,311,152	$11,807,313

Warrants
Balance beginning of period	1,408,429	—
Issue of warrants	11,476,118	1,408,429
Redemption of warrants	(52,991)	—

Balance End of Period	$12,831,556	$1,408,429

Accumulated Deficit
Balance beginning of period	(2,219,680)	—
Net loss	(5,823,704)	(2,219,680)

Balance End of Period	$(8,043,384)	$(2,219,680)

Total Shareholders’ Equity	$76,194,779	$11,039,347

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
1. Description of Business and Going Concern
     Gran Tierra Energy Inc., a Nevada corporation (the “Company” or “Gran Tierra”) is a publicly traded oil and gas exploration and production company with operations in Argentina, Colombia and Peru. On November 10, 2005, Goldstrike, Inc., the previous public reporting entity (“Goldstrike”), Gran Tierra Energy Inc., a privately-held Alberta corporation (“Gran Tierra Canada”), and the holders of Gran Tierra Canada’s capital stock entered into a share purchase agreement, and Goldstrike and Gran Tierra Goldstrike Inc. (“Goldstrike Exchange Co.”) entered into an assignment agreement. In these two transactions, the holders of Gran Tierra Canada’s capital stock acquired shares of either Goldstrike common stock or exchangeable shares of Goldstrike Exchange Co., and Goldstrike Exchange Co. acquired substantially all of Gran Tierra Canada’s capital stock. Immediately following the transactions, Goldstrike Exchange Co. acquired the remaining shares of Gran Tierra Canada outstanding after the initial share exchange for shares of common stock of Gran Tierra Energy Inc. using the same exchange ratio as used in the initial exchange. This two step process was part of a single transaction whereby Gran Tierra Canada became a wholly-owned subsidiary of Goldstrike. Additionally, Goldstrike changed its name to Gran Tierra Energy Inc. with the management and business operations of Gran Tierra Canada, but remains incorporated in the State of Nevada.
     The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, explore and develop oil and natural gas interests and generate profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as at and for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $5,823,704, used $829,618 of cash flow in its operating activities for the year ended December 31, 2006, and had an accumulated deficit of $8,043,384 as at December 31, 2006. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s existing cash balance and cash flow from operating activities may not be sufficient to satisfy its current obligations, including liquidated damages obligations, and meet its capital investment commitments.
     To provide financing for Gran Tierra’s ongoing operations, the Company secured a $50 million credit facility with Standard Bank Plc on February 28, 2007, which will provide additional financing for the Company’s future operations. No funds have been withdrawn from the facility, at this time.
     The Company’s intention is to build a portfolio of oil and natural gas production, development, and exploration opportunities using the capital raised during 2006, cash provided by future operating activities and the available credit facility.
     Should the going concern assumption not be appropriate and the Company is not able to realize its assets and settle its liabilities and commitments in the normal course of operations, these consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.
2. Significant Accounting Policies
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reporting period. The Company believes that the information and disclosures presented are adequate to ensure the information presented is not misleading.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
Significant accounting policies are:
Basis of consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company proportionately consolidates its undivided interest in oil and gas exploration and development joint ventures.
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Reserves, impairment, stock option expense, deferred taxes and any assumptions associated with valuation of oil and gas properties are all subject to estimation in the Company’s financial results.
Foreign currency translation
The functional currency of the Company, including its subsidiaries in Argentina, Colombia and Peru, is the United States dollar. The balance sheet accounts of the Company’s foreign operations are translated into US dollars using the period-end exchange rate, while income, expenses and cash flows are translated at the average exchange rate for the period. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are included in the consolidated statement of operations and deficit.
Fair value of financial instruments
The Company’s financial instruments are cash and cash equivalents, accounts receivable, taxes receivable, accounts payable, current taxes payable, and accrued liabilities. The fair values of these financial instruments, other than taxes receivable, approximate their carrying values due to their immediate or short-term nature. The fair value of taxes receivable is not expected to differ significantly from its carrying value.
Restricted cash
Restricted cash consists primarily of two deposits:
a)	Standard Bank holds a $1,009,009 restricted deposit for the Company. The funds were held as a guarantee for two letters of credit issued in Peru for work commitments for Gran Tierra’s land holdings, blocks 122 and 128. Export Development Canada, issued a guarantee on Gran Tierra’s behalf in February 2007, which effectively replaced these guaranteed funds and these the funds were returned to Gran Tierra as unrestricted cash in February, 2007.

b)	Funds are being held in escrow, by Bank of America, pending a request from Gran Tierra to the Alberta Securities Commission requesting an exemption from prospectus requirements for the trading of common shares of Gran Tierra for purchasers resident in Alberta under available “accredited investor” exemptions in the private placement completed in June 2006. There is $1,280,951 in funds being held in escrow awaiting satisfaction of this condition.
Inventory
Inventory consists of crude oil in tanks and is valued at the lower of cost or market value. The cost of inventory is determined using the weighted average method. Inventory costs include expenditures incurred to produce, upgrade and transport the product to the storage facilities.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
Taxes receivable & payable
The Company calculates two taxes for its business activities in Argentina. First, a minimum presumed income is calculated by applying a one percent tax rate to taxable assets as of the end of the period. If the tax on minimum presumed income exceeds income tax payable during the year, the excess is considered a prepayment of future income taxes due over the next ten year period. Secondly, a ‘third party tax substitutable’ is recorded. The government ensures each company, with foreign ownership, withholds taxes based on the assumption that profits will be transferred to the owners. If profits are not transferred, the taxes paid may be used to offset tax liabilities in the future.
Oil and natural gas properties
The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Separate cost centers are maintained for each country in which the Company incurs costs. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and natural gas properties. Unless a significant portion of the Company’s proved reserve quantities in a particular country are sold (greater than 25 percent), proceeds from the sale of oil and natural gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.
The Company computes depletion of oil and natural gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved properties are excluded from the amortizable base until evaluated. The cost of exploratory dry wells is transferred to proved properties and thus subject to amortization immediately upon determination that a well is dry in those countries where proved reserves exist. Future development costs are added to the amortizable base.
In countries where the Company has not recorded proved reserves, all costs associated with a prospect are considered quarterly for impairment upon full evaluation of such prospect or play. This evaluation considers among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions. Geological and geophysical (“G&G”) costs are recorded in proved properties for development projects and therefore subject to amortization as incurred.
In exploration areas, G&G costs are capitalized in unproved property and evaluated as part of the total capitalized costs associated with a prospect.
The Company performs a ceiling test calculation each quarter in accordance with SEC Regulation S-X Rule 4-10. In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved oil and natural gas reserves discounted at ten percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged as additional depletion expense. The Company calculates future net cash flows by applying end-of-the-period prices except in those instances where future natural gas or oil sales are covered by physical contract terms providing for higher or lower amounts.
Unproved properties are assessed quarterly for possible impairments. If an impairment has occurred, the impairment is transferred to proved properties. For prospects where a reserve base has not yet been established, the impairment is charged to earnings.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
Asset retirement obligations
The Company provides for future asset retirement obligations on its oil and natural gas properties based on estimates established by current legislation. The asset retirement obligation is initially measured at fair value and capitalized to capital assets as an asset retirement cost. The asset retirement obligation accretes until the time the asset retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying capital assets.
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
Revenue recognition
     Revenue from the production of crude oil and natural gas is recognized when title passes to the customer and when collection of the revenue is probable. For the Company’s Colombian operations, Gran Tierra’s customers take title when the crude oil is transferred to their pipeline at the plant gate. In Argentina, Gran Tierra transports product from the field to the customer’s refinery by truck. Revenue represents the Company’s share and is recorded net of royalty payments to governments and other mineral interest owners.
Goodwill
Goodwill represents the excess of purchase price of business combinations over the fair value of net assets acquired and is tested for impairment at least annually unless business events indicate an impairment test is required. For example, an impairment test would be conducted if an asset of significant value was sold or disposed of in the cost center. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon several valuation analyses, including comparable companies, comparable transactions and premiums paid. The goodwill on the Company’s financial statements was a result of the Argosy acquisition, and relates entirely to the Colombia reporting segment.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
Income taxes
Deferred income taxes are recognized using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry forwards. Valuation allowances are provided if, after considering available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Loss per share
Basic loss per share calculations are based on the loss attributable to common shareholders for the period divided by the weighted average number of common shares issued and outstanding during the period. The diluted loss per share calculation is based on the weighted average number of common shares outstanding during the period, plus the effects of dilutive common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued should be calculated using the treasury stock method. This method assumes that all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period. At December 31, 2006, 2,700,000 options and 70,313,830 warrants to purchase 35,156,915 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.
Stock-based compensation
The Company follows the fair-value method of accounting for stock options granted to directors, officers and employees pursuant to Financial Accounting Standards Board Statement 123 (Revised). Stock-based compensation expense is included in general and administrative expense with a corresponding increase to contributed surplus. Compensation expense for options granted is based on the estimated fair value at the time of grant and the expense is recognized over the expected life of the option.
New Accounting Pronouncements
Effective January 1, 2006, the Company adopted the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.
In February 2006, the FASB issued Statement 155, Accounting for Certain Hybrid Instruments, which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities, and Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from its host contract in accordance with Statement 133. Statement 155 also clarifies other provisions of Statement 133 and Statement 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect adoption of this statement will have a material impact on its results of operations or financial position.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
In July 2006, FASB issued FIN 48 (FASB Interpretation Number) Accounting for Uncertainty in Income Taxes with respect to FAS 109 Accounting for Income Taxes regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this statement will have a material impact on its results of operations or financial position.
In September 2006, FASB issued Statement 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.
In December 2006, FASB issued Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP is effective for fiscal years beginning after December 15, 2006. The Company early adopted this FSP during the year ended December 31, 2006 and recorded $1,258,000 in liquidated damages as an expense in the consolidated statement of operations and deficit and the same amount in accrued liabilities at December 31, 2006.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. FAS 159 is effective for the Company’s fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position
3. Business Combination
Gran Tierra entered into a Securities Purchase Agreement dated May 25, 2006 with Crosby Capital LLC (“Crosby”) to acquire all of the limited partnership interests of Argosy Energy International (“Argosy) and all of the issued and outstanding capital stock of Argosy Energy Corp. On June 20, 2006 Gran Tierra closed the Argosy acquisition and paid consideration to Crosby consisting of $37.5 million cash, 870,647 shares of the Company’s common stock and overriding and net profit interests in certain of Argosy’s assets valued at $1 million. The value of the overriding and net profit interests was based on the present value of expected future cash flows. All of Argosy Energy International’s assets are in Colombia.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
The acquisition has been accounted for using the purchase method, and the results of Argosy Energy International have been consolidated with Gran Tierra Energy from June 20, 2006. The following table shows the allocation of the purchase price based on the fair values of the assets and liabilities acquired:

December 31, 2006

Cash Paid	$36,414,385
Common Shares Issued	1,305,971
Transaction Costs	497,574

Total Purchase Price	38,217,930

Purchase Price allocated:
Oil and Gas Assets	32,553,211
Goodwill (1)	15,005,083
Accounts Receivable	5,361,887
Inventories (2)	567,355
Long Term Investments	6,772
Accounts Payable and Accrued Liabilities (3)	(6,085,109)
Long Term Liabilities	(49,763)
Deferred Tax Liabilities	(9,141,506)

Total Purchase Price allocated	$38,217,930

(1)	Goodwill is not deductible for tax purposes.

(2)	Inventory is comprised of $497,000 operational equipment and $70,000 of oil inventory.

(3)	Colombia does not attract a reclamation liability because the producing lands are returned to the government at the end of the production contract and any remaining production and reclamation are not the responsibility of the Company.
The pro forma results for the period ended December 31, 2005 and December 31, 2006 are shown below, as if the acquisition had occurred on January 26, 2005 and January 1, 2006. Pro forma results are not indicative of actual results or future performance.

	December 31,
	2006	2005

Revenue	$18,775,357	$12,950,000
Net Income (loss)	294,105	1,569,000
Earnings per share (Basic)	0.01	0.04
Earnings per share (Diluted)	0.01	0.03

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
4. Segment and Geographic Reporting
The Company’s reportable segments are Argentina and Colombia. The Company is primarily engaged in the exploration and production of oil and natural gas. Peru is not a reportable segment because the level of activity on these land holdings is insignificant at this time.
The Colombia assets were acquired on June 20, 2006, and the Argentina assets were acquired on September 1, 2005. Therefore the comparable segmented information for 2005 includes only four months of operations for Argentina, and there is no comparable 2005 information for Colombia.
The following tables present information on the Company’s reportable geographic segments:

		Year Ended December 31, 2006			Year Ended December 31, 2005
	Corporate	Colombia	Argentina	Total	Corporate	Argentina	Total

Revenues	$351,872	$6,612,190	$5,108,851	$12,072,913	$—	$1,059,297	$1,059,297
Depreciation, Depletion & Accretion	43,576	2,494,317	1,550,544	4,088,437	9,097	453,022	462,119
Segment Income (Loss) before income tax	(6,006,622)	1,394,419	(534,121)	(5,146,324)	(2,136,463)	(112,445)	(2,248,908)
Segment Capital Expenditures	256,482	34,053,289	14,084,410	48,394,181	131,200	8,182,008	8,313,208

		Year Ended December 31, 2006			Year Ended December 31, 2005
	Corporate	Colombia	Argentina	Total	Corporate	Argentina	Total

Property, Plant & Equipment	$387,682	$34,053,289	$22,266,418	$56,707,389	$131,200	$8,182,008	$8,313,208
Goodwill	—	15,005,083	—	15,005,083	—	—	—

Total	387,682	49,058,372	22,266,418	71,712,472	131,200	8,182,008	8,313,208

The following is a reconciliation of income (loss) before income taxes for reportable segments to consolidated loss before income taxes:

	Dec 31, 2006	Dec 31, 2005

Income (loss) before taxes,
Colombia	$1,364,419	$—
Argentina	(534,121)	(112,445)
Corporate	(5,976,622)	(2,136,463)

Consolidated Loss Before Taxes	(5,146,324)	(2,248,908)

The following is a reconciliation of reportable net property, plant and equipment to consolidated net property, plant and equipment:

	Dec 31, 2006	Dec 31, 2005

Total Capital by Segment,
Colombia, PP&E	$34,053,289	$—
Argentina, PP&E	22,266,418	8,182,008
Corporate	387,682	131,200

Consolidated PP&E	56,707,389	8,313,208

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
5. Capital Assets

	December 31, 2006			December 31, 2005
		Accumulated	Net Book		Accumulated	Net Book
	Cost	DD&A	Value	Cost	DD&A	Value

Oil and natural gas properties
Proven	$41,191,275	$(3,431,044)	$37,760,231	$8,331,767	$(444,853)	$7,886,914
Unproven	18,333,054		18,333,054			—
Materials and supplies	—		—	300,177		300,177
Furniture and Fixtures	289,353	(47,637)	241,716	20,167	(4,805)	15,362
Computer equipment	912,645	(592,646)	319,999	73,682	(2,649)	71,033
Automobiles	69,499	(17,110)	52,389	49,534	(9,812)	39,722

Total Capital Assets	60,795,826	(4,088,437)	56,707,389	8,775,327	(462,119)	8,313,208

The unproven oil and natural gas properties consist of lands held in both Colombia and Argentina. The Company has $14.4 million in unproved assets in Colombia and $3.9 million of unproved assets in Argentina. These properties are being held for their exploration value. The Company has capitalized $138,383 of general and administrative in the Colombian asset value and $3,921 of capitalized general and administrative expenses in the Argentina asset value.
6. Share Capital

	Number of	Amount
	Shares	USD

Balance, January 1, 2005	—	$—

Original Goldstrike shares	9,000,006	9,000
Issued in connection with Goldstrike acquisition	1,269,841	1,270
Exchangeable shares issued in connection with Goldstrike acquisition	18,730,159	18,730
Private placement — September and October 2005	12,941,884	12,942
Private placement — December 2005	1,343,222	1,343

Balance, December 31, 2005	43,285,112	43,285

Private placement — February 2006	762,500	763
Private placement — June 2006	50,000,000	50,000
Issued on exercise of warrants	287,506	288
Exchangeable shares retracted	(2,063,498)	(2,063)
Issued on retraction of exchangeable shares	2,063,498	2,063
Issued on Argosy acquisition	870,647	870
Issued as private placement fees	250,000	250

Balance, December 31, 2006	95,455,765	95,455

Share capital
Share capital consists of 79,789,104 common voting shares of the Company and 16,666,661 exchangeable shares of Goldstrike Exchange Co. (collectively, “common stock”). Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock.
Warrants
At December 31, 2006, the Company had 14,472,622 warrants outstanding to purchase 7,236,311 common shares for $1.25 per share and 55,841,208 warrants outstanding to purchase 27,920,604 common shares for $1.75 per share.
Registration Rights Payments
The shares and warrants have registration rights associated with their issuance pursuant to which the Company agreed to register for resale the shares and warrants. In the event that the registration statements are not declared effective by the SEC by specified dates, the Company is required to pay liquidated damages to the purchasers of the shares and warrants.
The 15,047,606 units issued in the fourth quarter of 2005 and first quarter of 2006 have liquidated damages payable in the amount of 1% of the purchase price for each unit per month payable each month the registration statement is not declared effective beyond the mandatory effective date (July 10th, 2006). The total amount recorded at December 31, 2006 for these liquidated damages was $269,923. There are no further liabilities associated with these shares. As of February 14, 2007 the first registration statement was declared effective by the SEC.
The 50,000,000 units issued on June 20, 2006 have liquidated damages payable each month the registration statement is not declared effective beyond November 17, 2006, calculated as follows:
- 1% of the purchase price for the 1 st month after the mandatory effective date
- 1.5% of the purchase price for the 2nd and 3rd month after the mandatory effective date
- 2% of the purchase price for the 4th and 5th months after the mandatory effective date and
- 1/2% increase each quarter thereafter
The investors have the right to take the liquidated damages either in cash or in shares of the Company’s common stock, at their election. If the Company fails to pay the cash payment to an investor entitled thereto by the due date, the Company will pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such investor, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The total amount of liquidated damages shall not exceed 25% of the purchase price for the units or $18,750,000.
The Company filed the second registration statement but the registration statement has not yet become effective and, as a result, the Company had incurred the obligation to pay approximately $1,258,000 in liquidated damages as at December 31, 2006, which amount has been recorded as liquidated damages expense in the consolidated statement of operations.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
Stock options
The only equity compensation plan approved by the Company’s stockholders is its 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire up to 2,000,000 shares of the Company’s common stock. On November 8, 2006, the Company’s board of directors granted options to acquire 1,180,000 shares of common stock at an exercise price of $1.27 per share, which options cannot be exercised, and will be rescinded, if the Company’s stockholders do not approve an increase in the number of shares authorized under the 2005 Equity Incentive Plan sufficient to permit the issuance of the shares issuable upon exercise of these additional stock options.
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

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option

Outstanding, beginning of period	1,940,000	$1.14
Granted, Nov 8, 2006	1,180,000	$1.27
Cancelled	(420,000)	($1.84)

Outstanding, end of period	2,700,000	$1.09

The table below summarizes unexercised stock options at December 31, 2006:

	Number of	Weighted
	Outstanding	Average
Exercise Price ($/option)	Options	Expiry Years
$0.80	1,420,000	9.0
$1.27	1,180,000	10.0
$2.62	100,000	9.0
Total	2,700,000	9.4
Two stock option grants have been made subsequent to December 31, 2006. On January 2, 2007, 225,000 stock options were granted to a new officer of the Company as part of his initial compensation package. On February 22, 2007, 415,000 stock options were granted to a group of key employees in Argentina and Colombia, as part of their 2007 compensation package. In total, the Company has 2,700,000 stock options granted and outstanding. No stock options have been exercised at this time.
Total stock-based compensation expense included in general and administrative expense in the consolidated statement of operations was $260,495. The Black-Scholes option pricing model was used to determine the fair value of the option grants with the following assumptions:

Dividend yield ($ per share)	$0.00
Volatility (%)	68%
Risk-free interest rate (%)	2.33%
Expected life (years)	3
Forfeiture percentage (% per year)	10%
The weighted average fair value per option is $0.43.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
7. Asset Retirement Obligations
Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

	December 31,
	2006	2005

Balance, beginning of period	67,732	—

Obligations assumed with property acquisitions	209,314	66,931
Expenditures made on asset retirements	5,061	—
Accretion	75,645	801

Balance, end of period	357,752	67,732

8. Income Taxes
The Company has accumulated losses of approximately $8,043,384 that can be carried forward and applied against future taxable income. A valuation allowance has been taken for the potential income tax benefit associated with the losses incurred by the Company, due to uncertainty of utilization of the tax losses.

	Argentina	Colombia	Total

Opening Balance, January 1, 2006	$—	$—	$—

Argentina — Deferred Remittance Tax (1)	198,545	2,524,000	2,722,545
Colombia — Deferred Tax Liability (2)		7,153,112	7,153,112

Closing Balance, December 31, 2006	198,545	9,677,112	9,875,657

(1)	Deferred Remittance Tax: Presumptive income and equity taxes are based on equity levels in Colombia and Argentina and can be recovered against income taxes in future periods, and can be carried forward for five years.

As of January 1, 2007, the remittance tax requirement was eliminated in Colombia. A review is underway to determine whether the Company can remove the liability from its financial records. A decision will be reached by the end of the first quarter, 2007.

Based on tax reforms made effective January 1, 2007, tax losses may be carried forward without limitation to offset taxable income; the presumptive income rate was reduced from six percent to three percent on the prior tax year’s net tax equity; the seven percent remittance tax was eliminated; a 1.2 percent equity tax was introduced, the income tax rate was reduced from 38 .5 percent to 34 percent in 2007, and to 33 percent for subsequent years; and, the special deduction for the acquisition or construction of real fixed assets was increased to 40 percent from 30 percent.

(2)	Deferred tax liability is the unamortized portion of the Argosy purchase price allocation.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
The income tax expense (recovery) reported differs from the amount computed by applying the statutory rate to loss before income taxes for the following reasons:

	December 31,
	2006	2005

Loss before income taxes	$(5,146,324)	$(2,248,908)
Statutory income tax rate	34%	34%
Income tax benefit expected	(1,749,750)	(764,628)
Stock-based compensation	260,495	17,990
Tax losses in other jurisdictions, not recognized	811,875	717,410

Income tax expense	(677,380)	(29,228)

The deferred income tax liability of $7,153,112 on the balance sheet is related entirely to Colombia assets, for the following items:

December 31,
2006

Property, Plant and Equipment *	$22,145,657
Colombia Tax Rate	35%
Total Deferred Tax	7,750,980
Less Amortization	(597,868)

Net Deferred Tax	$7,153,112

*	Change in NBV due to acquisition of Argosy assets.
9. Accrued Liabilities and Accounts Payable
The changes in accrued liabilities and accounts payable are comprised of the following:

		Year Ended December 31, 2006			Year Ended December 31, 2005
	Corporate	Colombia	Argentina	Total	Corporate	Argentina	Total

Capital Expenditures	$—	$5,344,339	$5,521,714	$10,866,053	$—	$893,372	$893,372
Payroll related expenses	664,957	333,679	313,589	1,312,225	220,680	150,000	370,680
Audit, legal, consultants	715,332	—	290,915	1,006,247	—	—	—
Due Joint Venture Partners	—	2,745,134	—	2,745,134	—	—	—
Liquidated Damages	1,527,988	—	—	1,527,988	—	—	—

Total	2,908,277	8,423,152	6,126,218	17,457,647	220,680	1,043,372	1,264,052

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
10. Commitments and contingencies
Leases
Gran Tierra holds three categories of operating leases: office, vehicle and housing. The Company pays $11,846 office lease costs per month, $4,692 vehicle lease costs per month and $1,739 to lease a house as an employee benefit in Colombia each month.
Future lease payments at December 31, 2006 are as follows:

Year	Cost

2007	$176,675
2008	118,550
2009	87,739
2010	81,888
2011	81,888

Total Lease Payments	546,740

The company entered into four capital leases in 2006 for office equipment in Calgary, Canada. The leases expire between 2008 and 2011. As of December 31, 2006 capital assets were valued at $34,405 (net of amortization of $8,620). Total monthly payments for 2007 are approximately $1,140.
Future lease payments under the office equipment leases at December 31, 2006 are as follows:

Year	Payments

2007	$13,680
2008	8,958
2009	4,366
2010	3,874
2011	646

Total minimum lease payments	31,524

Interest expense incurred under these capital leases to December 31, 2006 was $2,346.
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

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2005
Expressed in US dollars, unless otherwise stated
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
Contingencies
As of December 31, 2006 the contracting parties of Guayuyaco Association Contract, Ecopetrol and Argosy Energy International, are working to clarify the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. Ecopetrol has advised Argosy of a material difference in the interpretation of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extend test production up to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back in to the Guayuyaco discovery. Argosy’s contention is that this amount is the recovery an amount equal to 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. While Argosy believes its interpretation of the Guayuyaco Association Contract is correct, the resolution of this issue is outstanding pending agreement among the parties or determination through legal proceedings. The estimated value of disputed extended test production is $2,361,188 which possible loss is shared 50% ($1,180,594) with the Company’s joint venture partner in the contract. No amount has been accrued in the financial statements related to this disagreement because the Company believes the probability of incurring this liability is low, at this time.
11. Financial Instruments and Credit Risk
The Company’s financial instruments recognized in the balance sheet consist of cash, accounts receivable, taxes receivable, accounts payable, current taxes payable, and accrued liabilities. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. The fair values of financial instruments approximate their book amounts due to the short-term maturity of these instruments. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. The book value of the accounts receivable reflects management’s assessment of the associated credit risks.
12. Subsequent Events
On February 28, 2007, the Company entered into a Credit Facility with Standard Bank Plc. The Facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of the Company’s petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. The Facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the Facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The Facility is secured primarily on the Company’s Colombian assets. The Company is required to enter into a hedging agreement for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of its projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. Under the terms of the Facility, the Company is required to maintain compliance with specified financial and operating covenants. In accordance with the terms of the Facility, the Company entered into a costless collar hedging contract for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.

Supplementary Data (Unaudited)
Oil and Gas Producing Activities
     The following oil and gas information is provided in accordance with the FASB Statement No. 69 Disclosures about Oil and Gas Producing Activities.
A. Reserve Quantity Information
     Our net proved reserves and changes in those reserves for operations are disclosed below. The net proved reserves represent management’s best estimate of proved oil and natural gas reserves after royalties. Reserve estimates for each property are prepared internally each year and 100% of the reserves have been assessed by independent qualified reserves consultants.
     Estimates of crude oil and natural gas proved reserves are determined through analysis of geological and engineering data, and demonstrate reasonable certainty that they are recoverable from known reservoirs under economic and operating conditions that existed at year end. See Critical Accounting Estimates in Item 6 for a description of Gran Tierra’s reserves estimation process.
     PROVED RESERVES NET OF ROYALTIES (2)

Crude oil is in Bbl and	Argentina		Colombia		Total
natural gas is in million cubic feet	Oil	Gas	Oil	Gas	Oil	Gas

Extensions and Discoveries	—	—	—	—	—	—
Purchases of Reserves in Place	618,703	85	—	—	618,703	85
Production	(36,011)	(60)	—	—	(36,011)	(60)
Revisions of Previous Estimates	—	—	—	—	—	—

Proved developed and undeveloped reserves, December 31, 2005	582,692	24	—	—	582,692	24

Extensions and Discoveries	—	—	—	—	—	—
Purchases of Reserves in Place	1,302,720	732	1,229,269	—	2,531,989	732
Production	(127,712)	(30)	(134,269)	—	(261,981)	(30)
Revisions of Previous Estimates (3)	137,300	739	—	—	137,300	739

Proved developed and undeveloped reserves, December 31, 2006	1,895,000	1,465	1,095,000	—	2,990,000	1,465

Proved developed reserves, December 31, 2005 (1)	463,892	24	—	—	463,892	24

Proved developed reserves, December 31, 2006 (1)	1,413,000	1,465	1,034,000	—	2,448,720	1,465

(1)	Proved developed oil and gas reserves are expected to be recovered through existing wells with existing equipment and operating methods.

(2)	Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and natural gas liquids that geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions. Reserves are considered “proved” if they can be produced economically, as demonstrated by either actual production or conclusive formation testing.

(3)	Gas reserves at Nacatimbay were increased significantly as a result of the installation of new facilities in 2006. Oil reserves at Palmar Largo increased primarily due to the successful completion of the Ramon Lista-1 well which began producing during the first quarter of 2006.

B. Capitalized Costs

	Proved	Unproved	Accumulated	Capitalized
	Properties	Properties	DD&A	Costs

Capitalized Costs, December 31, 2005	$8,319,179	$12,588	$(444,853)	$7,886,914
Argentina	9,473,680	3,921,255	(1,281,946)	12,112,989
Colombia	24,121,832	14,399,211	(2,427,661)	36,093,382
Peru	—	—	—	—

Capitalized Costs, December 31, 2006	$41,914,691	$18,333,054	$(4,154,460)	$56,093,285

C. Costs Incurred – Period Ended December 31, 2006

	Oil and Gas
	Argentina	Colombia	Total

Total Costs Incurred before DD&A
Property Acquisition Costs
> Proved	$7,087,858	$—	$7,087,858
> Unproved	12,588	—	12,588
Exploration Costs	—	—	—
Development Costs	1,231,231	—	1,231,231

Year ended December 31, 2005	$8,331,677	—	$8,331,677

Property Acquisition Costs
> Proved	$8,440,090	$18,344,514	$26,784,604
> Unproved	3,921,255	14,399,211	18,320,466
Exploration Costs	—	5,777,318	5,777,318
Development Costs	1,033,680	—	1,033,680

Year ended December 31, 2006	$21,726,702	$38,521,043	$60,247,745

The Company has $138,383 of capitalized general and administrative expenses in the Colombian asset value and $3,921 of capitalized general and administrative costs in the Argentina asset value. No interest costs were capitalized.
D. Results of Operations for Producing Activities – Period Ended December 31, 2006

		Oil and Gas
	Argentina	Colombia	Total

Year ended December 31, 2005
Net Sales	$1,059,297	—	$1,059,297
Production Costs	(395,287)	—	(395,287)
Exploration Expense	—	—	—
DD&A	(444,853)	—	(444,853)
Other expenses/(income)	—	—	—
Income Taxes	(76,705)	—	(76,705)

Results of Operations	$142,452	—	$142,452

Year ended December 31, 2006
Net Sales	$5,108,851	$6,612,190	$11,721,041
Production Costs	(2,846,705)	(1,386,765)	(4,233,470)
Exploration Expense	—	—	—
DD&A	(1,550,543)	(2,494,317)	(4,044,860)
Other expenses/(income)	—	—	—
Income Tax Provision	132,357	(809,737)	(677,380)

Results of Operations	$843,960	$1,921,371	$2,765,331

E. Standardized Measure of Discounted Future Net Cash Flows and Changes
     The following disclosure is based on estimates of net proved reserves and the period during which they are expected to be produced. Future cash inflows are computed by applying year end prices to Gran Tierra’s after royalty share of estimated annual future production from proved oil and gas reserves. The calculated weighted average oil prices at December 31, 2006 were $48.66 for Colombia and $36.78 for Argentina. The weighted average oil price used for Argentina at December 31, 2005 was $20.42. Future development and production costs to be incurred in producing and further developing the proved reserves are based on year end cost indicators. Future income taxes are computed by applying year end statutory tax rates. These rates reflect allowable deductions and tax credits, and are applied to the estimated pre-tax future net cash flows.
     Discounted future net cash flows are calculated using 10% mid-period discount factors. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proved to be the case in the past. Other assumptions could give rise to substantially different results.
     The Company believes this information does not in any way reflect the current economic value of its oil and gas producing properties or the present value of their estimated future cash flows as:
•	no economic value is attributed to probable and possible reserves;

•	use of a 10% discount rate is arbitrary; and

•	prices change constantly from year end levels

	Argentina	Colombia	Total

December 31, 2005
Future Cash Inflows	$25,445,000	—	$25,445,000
Future Production Costs	(11,965,000)	—	(11,965,000)
Future Development Costs	—	—	—
Future Site Restoration Costs	—	—	—
Future Income Tax	(1,575,000)	—	(1,575,000)

Future Net Cash Flows	11,905,000	—	11,905,000
10% Discount Factor	(2,725,000)	—	(2,725,000)

Standardized Measure	$9,180,000	—	$9,180,000

December 31, 2006
Future Cash Inflows	$72,151,000	$53,332,000	$125,483,000
Future Production Costs	(24,385,000)	(14,958,000)	(39,343,000)
Future Development Costs	(9,102,000)	(2,307,000)	(11,409,000)
Future Site Restoration Costs	(872,000)	—	(872,000)
Future Income Tax	(12,849,280)	(12,262,780)	(25,112,060)

Future Net Cash Flows	24,942,720	23,804,220	48,746,940
10% Discount Factor	(7,685,627)	(6,193,490)	(13,879,117)

Standardized Measure	$17,257,093	$17,610,730	$34,867,823

Changes in the Standardized Measure of Discounted Future Net Cash Flows
The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	2006	2005

Beginning of Year	$9,180,000	$—

Sales and Transfers of Oil and Gas Produced, Net of Production Costs	(7,487,571)	(664,010)
Net Changes in Prices and Production Costs Related to Future Production	1,943,293	—
Extensions, Discoveries and Improved Recovery, Less Related Costs	—	—
Development Costs Incurred during the Period	1,033,680
Revisions of Previous Quantity Estimates	1,522,696	—
Accretion of Discount	1,190,500	—
Purchases of Reserves in Place	29,514,395	9,844,010
Sales of Reserves in Place	—	—
Net change in Income Taxes	(2,029,170)	—
Other	—	—

End of Year	$34,867,823	$9,180,000

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 8A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.
     We maintain disclosure controls and procedures that have been designed to provide reasonable assurance that information related to Gran Tierra is recorded, processed, summarized and reported on a timely basis. We review these disclosure controls and procedures on a periodic basis.
     Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 15d-15 of the Securities Exchange Act of 1934. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 15d-15 promulgated under the Securities Exchange Act of 1934, as amended.
(b) Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.
     None.
PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
     Set forth below is information regarding our directors, executive officers and key personnel.
Executive Officers and Directors

Name	Age	Position
Dana Coffield	48	President and Chief Executive Officer; Director
Martin H. Eden	59	Chief Financial Officer
Max Wei	56	Vice President, Operations
Rafael Orunesu	50	President, Gran Tierra Energy Argentina
Edgar Dyes	61	President, Argosy Energy/Gran Tierra Energy Colombia
Jeffrey Scott	44	Chairman of the Board of Directors
Walter Dawson Verne Johnson	66 62	Director Director
Nadine C. Smith	49	Director
James Hart	52	Director
     Our directors and officers hold office until the earlier of their death, resignation, or removal or until their successors have been qualified.
     Dana Coffield, President, Chief Executive Officer and Director. Before joining Gran Tierra as President, Chief Executive Officer and a Director in May, 2005, Mr. Coffield led the Middle East Business Unit for EnCana Corporation, North America’s largest independent oil and gas company, from 2003 through 2005. His responsibilities included business development, exploration operations, commercial evaluations, government and partner relations, planning and budgeting, environment/health/safety, security and management of several overseas operating offices. From 1998 through 2003, he was New Ventures Manager for EnCana’s predecessor — AEC International — where he expanded activities into five new countries on three continents. Mr. Coffield was previously with ARCO International for ten years, where he participated in exploration and production operations in North Africa, SE Asia and Alaska. He began his career as a mud-logger in the Texas Gulf Coast and later as a Research Assistant with the Earth Sciences and Resources Institute where he conducted geoscience research in North Africa, the Middle East and Latin America. Mr. Coffield has participated in the discovery of over 130,000,000 barrels of oil equivalent reserves.
     Mr. Coffield graduated from the University of South Carolina with a Masters of Science degree and a doctorate (PhD) in Geology, based on research conducted in the Oman Mountains in Arabia and Gulf of Suez in Egypt, respectively. He has a Bachelor of Science degree in Geological Engineering from the Colorado School of Mines. Mr. Coffield is a member of the AAPG, the GSA and the CSPG, and is a Fellow of the Explorers Club.

     Martin H. Eden, Chief Financial Officer. Mr. Eden joined our company as Chief Financial Officer on January 2, 2007. He has over 26 years experience in accounting and finance in the energy industry in Canada and overseas. He was Chief Financial Officer of Artumas Group Inc., a publicly listed Canadian oil and gas company from April 2005 to December 2006 and was a director from June to October, 2006. He has been president of Eden and Associates Ltd., a financial consulting firm, from January 1999 to present. From October 2004 to March 2005 he was CFO of Chariot Energy Inc., a Canadian private oil and gas company. From January 2004 to September 2004, he was CFO of Assure Energy Inc., a publicly traded oil and gas company listed in the United States. From January 2001 to December 2002, he was CFO of Geodyne Energy Inc., a publicly listed Canadian oil and gas company. From 1997 to 2000, he was Controller and subsequently CFO of Kyrgoil Corporation, a publicly listed Canadian oil and gas company with operations in Central Asia. He spent nine years with Nexen Inc. (1986-1996), including three years as Finance Manager for Nexen’s Yemen operations and six years in Nexen’s financial reporting and special projects areas in its Canadian head office. Mr. Eden has worked in public practice, including two years as an audit manager for Coopers & Lybrand in East Africa. Mr. Eden holds a Bachelor of Science degree in Economics from Birmingham University, England, a Masters of Business Administration from Henley Management College/Brunel University, England, and is a member of the Institute of Chartered Accountants of Alberta and the Institute of Chartered Accountants in England and Wales.
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
     Edgar Dyes, President Argosy Energy / Gran Tierra Energy Colombia. Mr. Dyes joined our company through the acquisition of Argosy Energy International L.P., where he was Executive Vice-President and Chief Operating Officer. His experience in the Colombian oil industry spans twenty-one years, with the last six years in charge of Argosy Energy’s planning, management, finance and administration activities. Mr. Dyes began his career with Union Texas Petroleum as a petroleum accountant, where he eventually advanced into supervision and management positions in international operations for the company. He subsequently worked for Quintana Energy Corporation; Jackson Exploration, Inc.; CSX Oil and Gas; and Garnet Resources Corporation, where he held the position of Chief Financial Officer. Mr. Dyes has worked in various financial and management roles on projects located in the United Kingdom, Germany, Indonesia, Oman, Brunei, Egypt, Somalia, Ecuador and Colombia. Mr. Dyes holds a Bachelor’s degree in Business Management from Stephen F. Austin State University, with postgraduate studies in accounting.
     Jeffrey Scott, Chairman of the Board of Directors. Mr. Scott has served as Chairman of our board of directors since January 2005. Since 2001, Mr. Scott has served as President of Postell Energy Co. Ltd., a privately held oil and gas producing company. He has extensive oil and gas management experience, beginning as a production manager of Postell Energy Co. Ltd in 1985 advancing to President in 2001. Mr. Scott is also currently a Director of Saxon Energy Services, Inc., Suroco Energy, Inc., VGS Seismic Canada Inc., and Essential Energy Services Trust, all of which are publicly traded companies. Mr. Scott holds a Bachelor of Arts degree from the University of Calgary, and a Masters of Business Administration from California Coast University.
     Walter Dawson, Director. Mr. Dawson has served as a director since January 2005. Mr. Dawson is the founder of Saxon Energy Services, a publicly traded company since 2001, and currently serves as Chairman of the Board of Directors of Saxon, which is an international oilfield services company. Before his time at Saxon, Mr. Dawson served for 19 years as President, Chief Executive Officer and a director and founded what became known as Computalog Gearhart Ltd., which is now an operating division of Precision Drilling Corp. Computalog’s primary businesses are oil and gas logging, perforating, directional drilling and fishing tools. Mr. Dawson instituted a technology center at Computalog, located in Fort Worth, Texas, a developer of electronics designed to develop wellbore logging tools. In 1993 Mr. Dawson founded what became known as Enserco Energy Services Company Inc., formerly Bonus Resource Services Corp. Enserco entered the well servicing businesses through the acquisition of 26 independent Canadian service rig operators. Mr. Dawson is currently a director of VGS Seismic Canada Inc., Suroco Energy, Inc. and Action Energy Inc. (formerly High Plains Energy Inc.) all of which are publicly traded companies.
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

     James Hart, Director. Mr. Hart has served as a director since May 2005 and as Vice President Finance and Chief Financial Officer from May, 2005 to December 2006. Previously, Mr. Hart was an internal consultant with EnCana Corporation, from 2001 through April 2005, providing specialized business analyses, ideas and advice for international and corporate clients. Previously, from 1994 to 2001, he was Treasurer of Gulfstream Resources, an international oil and gas company active in Qatar, Oman and Madagascar (eventually acquired by Anadarko). Mr. Hart’s prior experience includes a varied tenure at Nexen (formerly Canadian Occidental Petroleum) from 1984 to 1994, as Manager of the company’s worldwide Treasury activities and as Senior Advisor responsible for corporate acquisitions. He began his career with the Alberta Petroleum Marketing Commission, providing policy advice to the Provincial Government. Mr. Hart graduated from the University of Manitoba with a Masters in Natural Resources Management (Economics specialization) and a Bachelor of Science degree in Geology.
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
Board of Directors
     Our board of directors consists of six directors and includes two committees: an audit committee and a compensation committee. We adhere to the Nasdaq Marketplace Rules in determining whether a director is independent and our board of directors has determined that four of our six directors, Messrs. Scott, Johnson and Dawson and Ms. Smith, are “independent” within the meaning of Rule 4200(a)(15) of the NASD’s published listing standards.
Section 16(a) Beneficial Ownership Reporting Compliance
     We are not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.
Code of Ethics
     The board of directors believes that it is important to adopt a code of ethics; however, due to limited resources and the demands of running our business, we have not completed the process, but intend to do so at the earliest opportunity.
Board Committees
     The board of directors has designated an audit committee to oversee management’s conduct of our accounting and financial reporting processes. The audit committee reviews our financial reports and other financial information disclosed to the public, the government and various regulatory bodies, our system of internal accounting, our financial controls, and the annual independent audit of our financial statements. The audit committee also oversees compliance with legal and regulatory requirements. Currently, the audit committee members are Messrs. Scott, Messrs. Johnson and Ms. Smith. Ms. Smith serves as Chair of the audit committee.
     Our board of directors has determined that all of the current members of our audit committee are “independent” within the meaning of the SEC rules and Rule 4200(a)(15) of the NASD’s published listing standards. The board of directors has determined that Nadine Smith, an independent director, qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and Item 407(d)(5) of Regulation S-B, both promulgated by the SEC, based on her experience overseeing and assessing the performance of companies with respect to the preparation and evaluation of financial statements. The audit committee selects, subject to the board of directors’ approval, the independent accountants to audit our books and financial records, and considers and acts upon accounting matters as they arise. A copy of the charter of the Audit Committee will be available as soon as practicable on our website at www.grantierra.com. The audit committee was established, and the members of the audit committee were appointed, on March 9, 2006.
     The board of directors has appointed a compensation committee and is expected to appoint a nominating committee. Mr. Johnson serves as chairman of the compensation committee and Messrs. Scott and Dawson are the remaining members of the compensation committee. Until further determination by the board, the full board of directors will undertake the duties of the nominating committee of the board of directors. The board is in the process of formulating and adopting a code of ethics to govern the conduct of our officers, directors and employees.
Item 10. Executive Compensation.
The following table summarizes all compensation recorded by us in each of the last completed fiscal years for our principal executive officer, each of our other two most highly compensated executive officers serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at the end of our fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Name and				Option	All Other
principal				Awards ($)	Compensation ($)
position	Year	Salary ($) (1)	Bonus ($)	(2)(3)	(4)	Total ($)

Dana Coffield
President and Chief Executive Officer	2006	$154,458	$92,250	$23,400	—	$270,108

James Hart
Former Vice President, Finance and Chief
Financial Officer	2006	$154,458	$92,250	$14,625	—	$261,333

Rafael Orunesu
President, Gran Tierra Argentina	2006	$150,000	$42,907	$11,700	$9,200	$213,807

(1)	Dana Coffield and James Hart salaries and bonus are paid in Canadian dollars and converted into US dollars for the purposes of the above table at the December 31, 2006 exchange rate of one Canadian dollar to US $0.8581.

(2)	Granted under terms of our 2005 Equity Incentive Plan.

(3)	Assumptions made in the valuation of stock options granted are discussed in Note 6 to our 2006 Consolidated Financial Statements. Reflects the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R, disregarding estimates of forfeiture.

(4)	Cost of living allowance.
Agreements with Executive Officers
     We have entered into executive employment agreements with all members of our current management team. The employment agreements entered into between Gran Tierra and Dana Coffield, James Hart and Max Wei have identical terms except for the position held by each such person and terms related to participation on the board of directors for Mr. Coffield and Mr. Hart. The respective employment agreements provide for an initial annual base salary of CDN$180,000 ($154,386 US dollars) and provide for unspecified annual bonuses and options as warranted. The executive employment agreements became effective on May 1, 2005 and have initial terms of three-years, subject to extension or earlier termination and provide for severance payments to each employee, in the event the employee is terminated without cause or the employee terminates the agreement for good reason, in the amount of two times total compensation for the prior year. “Good reason” includes an adverse change in the executive’s position, title, duties or responsibilities, or any failure to re-elect him to such position (except for termination for “cause”). Initial contract terms for Messrs. Coffield, Hart and Wei included rights to purchase 200,000 shares of our common stock before an initial public offering. These rights have been removed, with the mutual consent of Gran Tierra and the applicable executives. All agreements include standard indemnity, insurance, non-competition and confidentiality provisions.
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
     On December 1, 2006, we entered into an executive employment agreement with Mr. Eden that provides for an initial annual base salary of $193,073 and provides for unspecified annual bonuses and options as warranted. Mr. Eden’s employment agreement became effective on January 2, 2007 and has an initial term of three years, subject to extension or earlier termination and provides for severance payments, in the event he is terminated without cause or terminates the agreement for good reason, in the amount of his total compensation for the prior year. “Good reason” includes an adverse change in the Mr. Eden’s position, title, duties or responsibilities, or any failure to re-elect him to such position (except for termination for “cause”). Mr. Eden’s employment agreement includes customary indemnity, insurance, non-competition and confidentiality provisions.
Directors’ Compensation

Name	Option Awards ($) (1)	Total ($)

Jeffrey Scott	$16,156	$16,156
Walter Dawson	$10,771	$10,771
Verne Johnson	$10,771	$10,771
Nadine C. Smith	$10,771	$10,771

(1)	The stock options were granted under terms of our 2005 Equity Incentive Plan in 2005. Assumptions made in the valuation of stock options granted are discussed in Note 6 to our 2006 Consolidated Financial Statements. Reflects the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R, disregarding estimates of forfeiture.
     There were no compensation arrangements in place in 2006 for the members of our board of directors who are not also our employees. In 2007, we intend to pay a fee of $12,872 per year to each director who serves on our board of directors and an additional $12,872 per year for the chairman of our board of directors. We will also pay an additional fee of $6,436 per year for each committee chair and a fee of $644 for each meeting attended. Directors who are not our employees are eligible to receive awards under our 2005 Equity Incentive Plan. Compensation arrangements with the directors who are also our employees are described in the preceding sections of this prospectus under the heading “Executive Compensation.”

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
     Only individuals who are our employees are eligible to receive incentive stock options under the Plan. All employees, non-employee directors, consultants and advisors are eligible to receive nonqualified stock options, stock appreciation rights and restricted stock awards, though such awards may not be granted to any consultant or advisor unless bona fide services have been or are to be rendered by such consultant or advisor, and such services are not provided by such consultant or advisor in connection with the offer or sale of our securities in a capital raising transaction.
     Our board of directors reserved a total of 4,000,000 shares of our common stock for issuance under the Plan. If an incentive award granted under the Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan. Of the shares reserved for issuance under the Plan, 2,000,000 cannot be issued until stockholder approval for the issuance of these shares is obtained. If we do not receive stockholder approval, then the options to purchase these shares will be rescinded.
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
     The following table provides information concerning unexercised options for each Named Executive Officer outstanding as of December 31, 2006.

	Number of
	Securities		Number of Securities
	Underlying		Underlying
	Unexercised Options		Unexercised Options		Option Exercise
	(#)		(#)		Price	Option Expiration
Name	Exercisable		Unexercisable		($)	Date
(a)	(b)		(c)		(e)	(f)

Dana Coffield	54,167	(1)	108,333	(2)	$0.80	11/10/2015
			200,000	(3)	$1.27	11/8/2016
James Hart	54,167	(1)	108,333	(2)	$0.80	11/10/2015
			125,000	(3)	$1.27	11/8/2016
Max Wei	54,167	(1)	108,333	(2)	$0.80	11/10/2015
			100,000	(3)	$1.27	11/8/2016
Rafael Orunesu	54,167	(1)	108,333	(2)	$0.80	11/10/2015
			100,000	(3)	$1.27	11/8/2016

(1)	The right to exercise the shares reported in this column vested on November 10, 2006.

(2)	The right to exercise one-half of the shares reported in this column will vest on November 10, 2007 and November 10, 2008, in each such case if the option holder is still employed by Gran Tierra on such date.

(3)	The right to exercise one-third of the shares reported in this column will vest on each of November 8, 2007, November 8, 2009 and November 8, 2010.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth information regarding the beneficial ownership of our common stock as of February 2, 2007 by (1) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of the common stock; (2) each of our directors and executive officers; and (3) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 300, 611-10 th Avenue, S.W., Calgary, Alberta, Canada, T2R 0B2. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days following February 2, 2007 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. All share numbers and ownership percentage calculations below assume that all exchangeable shares of Goldstrike Exchange Co. have been converted on a one-for-one basis into corresponding shares of our common stock.

	Amount and
	Nature of
	Beneficial	Percentage
Name and Address of Beneficial Owner	Owner	of Class
Dana Coffield (2)	1,888,829	1.98%
James Hart (3)	1,743,850	1.83%
Max Wei (3)	1,783,834	1.87%
Rafael Orunesu (3)	1,863,850	1.95%
Jeffrey Scott (4)	2,563,861	2.68%
Walter Dawson (5)	3,005,952	3.14%
Verne Johnson (6)	1,662,884	1.74%
Nadine C. Smith (7)	2,099,094	2.19%
Greywolf Capital Management LP (8)	10,000,001	10.12%
Millennium Global Investments Limited (9)	5,002,500	5.15%
US Global Investors, Inc. (10)	5,858,675	6.14%

Directors and officers as a group (total of 8 persons)	16,612,154	17.13%

(1)	Beneficial ownership is calculated based on 95,455,765 shares of common stock issued and outstanding as of February 2, 2007, which number includes shares of common stock issuable upon the exchange of the exchangeable shares of Goldstrike Exchange Co. issued to certain former holders of Gran Tierra Canada’s common stock. Beneficial ownership is determined in accordance with Rule 13d-3 of the SEC. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 2, 2007. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable.

(2)	The number of shares beneficially owned includes an option to acquire 54,167 shares of common stock exercisable within 60 days of February 2, 2007, and a warrant to acquire 48,334 shares of common stock exercisable within 60 days of February 2, 2007. The number of shares beneficially owned also includes 1,689,683 exchangeable shares.

(3)	The number of shares beneficially includes an option to acquire 54,167 shares of common stock exercisable within 60 days of February 2, 2007. All other shares beneficially owned by such stockholder are exchangeable shares.

(4)	The number of shares beneficially includes an option to acquire 50,000 shares of common stock exercisable within 60 days of February 2, 2007, and a warrant to acquire 274,991 shares of common stock exercisable within 60 days of February 2, 2007. The number of shares beneficially owned also includes 1,688,889 exchangeable shares.

(5)	The number of shares beneficially includes an option to acquire 33,333 shares of common stock exercisable within 60 days of February 2, 2007. The number beneficially owned also includes warrants to acquire 375,000 shares of common stock exercisable within 60 days of February 2, 2007, of which warrants to acquire 275,000 shares are held by Perfco Investments Ltd (“Perfco”). The number of shares beneficially owned also includes 550,000 shares of common stock directly owned by Perfco and 158,730 shares of common stock directly owned by Mr. Dawson’s spouse. The number of shares beneficially owned includes 1,688,889 exchangeable shares, of which 1,587,302 are held by Perfco. Mr. Dawson is the sold owner of Perfco and has sole voting and investment power over the shares beneficially owned by Perfco. Mr. Dawson disclaims beneficial ownership over the shares owned by Mr. Dawson’s spouse.

(6)	The number of shares beneficially includes an option to acquire 33,333 shares of common stock exercisable within 60 days of February 2, 2007, and a warrant to acquire 112,496 shares of common stock exercisable within 60 days of February 2, 2007. The number of shares beneficially owned includes 1,292,064 exchangeable shares, of which 396,825 are held by KirstErin Resources, Ltd., a private family-owned business of which Mr. Johnson is the President. Mr. Johnson has sole voting and investment power over the shares held by KirstErin Resources, Ltd.

(7)	The number of shares beneficially includes an option to acquire 33,333 shares of common stock exercisable within 60 days of February 2, 2007, and a warrant to acquire 362,500 shares of common stock exercisable within 60 days of February 2, 2007.

(8)	Greywolf Capital Management LP is the investment manager for (a) Greywolf Capital Overseas Fund (“GCOF”), which owns 4,800,000 shares of common stock and a warrant to acquire 2,400,000 shares of common stock exercisable within 60 days of February 2, 2007, and (b) Greywolf Capital Partners II (“GCP”), which owns 1,888,667 shares of common stock and a warrant to acquire 933,334 shares of common stock exercisable within 60 days of February 2, 2007. William Troy has the power to vote and dispose of the shares of common stock beneficially owned by GCOF and GCP. The address for Greywolf Capital Management LP is 4 Manhattanville Road, Purchase, NY 10577.

(9)	Includes shares beneficially owned by Millennium Global High Yield Fund Limited (the “High Yield Fund”) and Millennium Global Natural Resources Fund Limited (the “Natural Resources Fund”). The High Yield Fund owns 2,668,000 shares of common stock and a warrant to acquire 1,334,000 shares of common stock exercisable within 60 days of February 2, 2007. The Natural Resources Fund owns 667,000 shares of common stock and a warrant to acquire 333,500 shares of common stock exercisable within 60 days of February 2, 2007. Joseph Strubel has the power to vote and dispose of the shares of common stock beneficially owned by the High Yield Fund and the Natural Resources Fund. The address for Millennium Global Investments Limited is 57-59 St. James Street, London, U.K., SW1A 1LD.

(10)	Includes shares beneficially owned by US Global Investors — Global Resources Fund (the “Global Fund”) and US Global Investors — Balanced Natural Resources Fund (the “Balanced Fund”). The Global Fund owns 3,883,675 shares of common stock and a warrant to acquire 1,550,000 shares of common stock exercisable within 60 days of February 2, 2007. The Balanced Fund owns 233,333 shares of common stock and a warrant to acquire 116,667 shares of common stock exercisable within 60 days of February 2, 2007. The remaining 858,675 shares of common stock are owned by Meridian Resources Fund. U.S. Global Investors has the power to vote and dispose of the shares of common stock beneficially owned by the Global Fund, the Balanced Fund and the Meridian Resources Fund. The address for US Global Investors, Inc. is 7900 Callaghan Road, San Antonio, Texas 78229.

Equity Compensation Plan
Securities authorized for issuance under equity compensation plans as of December 31, 2006 are as follows:

	Number of securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available
Plan category	of options	outstanding options	for future issuance

	(a )	(b )	(c )
Equity compensation plans approved by security holders	2,000,000	$1.12	—
Equity compensation plans not approved by security holders	700,000	$1.27	—

Total	2,700,000		480,000

     The only equity compensation plan approved by our stockholders is our 2005 Equity Incentive Plan, under which our board of directors is authorized to issue options or other rights to acquire up to 2,000,000 shares of our common stock. On November 8, 2006, our board of directors granted options to acquire 1,180,000 shares of common stock at an exercise price of $1.27 per share, which options cannot be exercised, and will be rescinded, if our stockholders to not approve an increase in the number of shares authorized under the 2005 Equity Incentive Plan sufficient to permit the issuance of the shares issuable upon exercise of these additional stock options. These stock options are reflected in the table above as not being approved by security holders.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
     During 2006, there have been no transactions, or proposed transactions, to which we are or were a party, in which any of our directors or executive officers, any nominee for election as a director, any persons who beneficially owned, directly or indirectly, shares with more than 5% of the common stock or any relatives of any of the foregoing had or is to have a direct or indirect material interest, except for their purchase of our securities.
     In June 2006, we completed the sale of 50,000,000 units for gross proceeds totaling $75,000,000, less issue costs of $6,306,699. Each unit consisted of one share of our common stock at $1.50 per share and a warrant to purchase one-half share of our common stock for a period of five years at an exercise price of $1.75 per whole share. Participating in this financing were the following related parties of our company:

Name	# Units Purchased	Purchase Price
Dana Coffield (1)	66,667	$100,001
Jeffrey Scott (2)	100,000	$150,000
William Scott (3)	100,000	$150,000
Verne G. Johnson (4)	100,006	$150,009
Perfco Investments Ltd. (5)	200,000	$300,000
Nadine C. Smith and John Long, Jr. (6)	100,000	$150,000
Rafael Orunesu (7)	80,000	$120,000
Max Wei (8)	26,656	$39,984
Greywolf Capital Management LP (9)	6,666,667	$10,000,001
Millennium Global Investments Limited (10)	3,335,000	$5,002,500
US Global Investors, Inc. (11)	3,333,333	$5,000,000

(1)	Mr. Coffield is a director of our company and our Chief Executive Officer.

(2)	Mr. Jeffrey Scott is a director and is Chairman of our company.

(3)	Mr. William Scott is the father of Jeffrey Scott, a director and chairman of our company.

(4)	Mr. Johnson is a director of our company.

(5)	Perfco Investments Ltd. is a company, the sole owner of which is Mr. Walter Dawson, a director of our company.

(6)	Ms. Smith is a director of our company. John Long Jr. is the husband of Ms. Smith.

(7)	Mr. Orunesu is the President of Gran Tierra Energy Argentina, our Argentinean subsidiary.

(8)	Mr. Wei is our Vice President, Operations.

(9)	Consists of 4,800,000 units purchased by Greywolf Capital Overseas Fund LP, and 1,866,667 units purchased by Greywolf Capital Partners II, LP. See Note 8 of the Security Ownership of Certain Beneficial Owners and Management table in Item 11 of this report.

(10)	Consists of 2,668,000 units purchased by Millennium Global High Yield Fund Limited, and 667,000 units purchased by Millennium Global Natural Resources Fund Limited. See Note 9 of the Security Ownership of Certain Beneficial Owners and Management table in Item 11 of this report.

(11)	Consists of 3,100,000 units purchased by US Global Investors — Global Resources Fund, and 233,333 units purchased by US Global Investors — Balanced Natural Resources Fund . See Note 10 of the Security Ownership of Certain Beneficial Owners and Management table in Item 11 of this report.
     We have not engaged in any transactions with promoters or founders in which a promoter or founder has received any type of consideration from us.
     Information regarding director independence is set forth in Item 9 of this Annual Report on Form 10-KSB which information is incorporated by reference here.

Item 13. Exhibits.
     The following exhibits are filed as part of this report:

Exhibit No.	Description	Reference
2.1	Acquisition Agreements	See Exhibits 10.1, 10.3, 10.18, 10.46 and 10.47

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.5	Certificate of Amendment to Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.6	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leasco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.6*	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.7*	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.8*	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.9*	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.10*	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.12	2005 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.14	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656).

10.15	Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656).

10.16	Refinery Contract between Refinor S.A.and Dong Wong Corporation — Golden Oil Corporation.	Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656).

10.17	Contract between Compañia General de Combustibles S.A. and Gran Tierra Energy Argentina S.A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656)

10.18	Securities Purchase Agreement, dated as of May 25, 2006, by and between Gran Tierra Energy, Inc and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

Exhibit No.	Description	Reference
10.20	Form of Securities Purchase Agreement, dated as of June 20, 2006, by and among the Company and retail investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.21	Form of Subscription Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and retail investors subscribing for units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.22	Securities Purchase Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.23	Form of Registration Rights Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and institutional investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.24	Form of Registration Rights Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and retail investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.25	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.26	Lock-Up Agreement, dated June 20, 2006, by and among Sanders Morris Harris Inc. and the executive officers and directors of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.27	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.28	Form of Securities Purchase Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656).

10.29	Form of Subscription Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656).

10.30	Form of Registration Rights Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656).

10.31	Form of Escrow Agreement.	Incorporated by reference to Exhibit 10.31 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.32	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.32 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

Exhibit No.	Description	Reference
10.33	Form of Subscription Agreement by and among Goldstrike Inc., Gran Tierra Energy, Inc. and the investor identified therein.	Incorporated by reference to Exhibit 10.33 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.34	Form of Registration Rights Agreement by and among Gran Tierra Energy, Inc. f/k/a Goldstrike, Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.34 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.35	Form of Subscription Agreement by and among Gran Tierra Energy, Inc. f/k/a Goldstrike, Inc. and the investor identified therein.	Incorporated by reference to Exhibit 10.35 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.36*	Executive Employment Agreement dated December 1, 2006, by and between Gran Tierra Energy Inc. and Martin H. Eden.	Incorporated by reference to Exhibit 10.36 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2007 (File No. 333-111656).

10.37	Credit Agreement dated February 22, 2007, by and among Gran Tierra Energy Inc, Gran Tierra Energy Colombia, Ltd., Argosy Energy Corp., and Standard Bank Plc.	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.38	Note For Loans, dated February 22, 2007, by the Company in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.39	GP Pledge Agreement, dated as of February 22, 2007, by the Company in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.40	Partnership Pledge Agreement, dated as of February 22, 2007, by and among the Company and Argosy Energy Corp., in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.41	Collection Account Pledge Agreement, dated as of February 22, 2007, by Gran Tierra Energy Colombia, Ltd. in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.5 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.42	ISDA 2002 Master Agreement, dated as of February 22, 2007, by and among the Company and Standard Bank Plc, and the Schedule thereto.	Incorporated by reference to Exhibit 10.6 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.43	Blocked Account Control Agreement, dated as of February 22, 2007, by and among Gran Tierra Energy Colombia, Ltd., Standard Bank Plc and JPMorgan Chase Bank.	Incorporated by reference to Exhibit 10.7 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.44	Share Pledge Agreement, dated as of February 22, 2007, by and among the Company and Standard Bank Plc.	Incorporated by reference to Exhibit 10.8 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.45	First Priority Open Pledge Agreement Over Credit Rights Derived From A Crude Oil Commercial Sales Agreement, dated as of February 22, 2007, by and among Gran Tierra Energy Colombia, Ltd. and Standard Bank Plc.	Incorporated by reference to Exhibit 10.9 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

Exhibit No.	Description	Reference
10.46	Contract between Ecopetrol S.A., and Argosy Energy International, for the sale of crude oil, dated December 1, 2006	Filed herewith.

10.47	Palmar Largo Assignment Agreement, dated September 1, 2005, between Don Won Corporation (Sucursal Argentina), and Gran Tierra Inc.	Filed herewith.

21.1	List of subsidiaries.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 10, 2006 (File No. 333-111656).

31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
Item 14. Principal Accountant Fees and Services.
     Set forth below is a summary of fees paid to Deloitte & Touche LLP, our independent registered Chartered Accountants, for services in the fiscal periods ended December 31, 2005 and December 31, 2006. In determining the independence of Deloitte & Touche LLP, the Audit Committee considered whether the provision of non-audit services is compatible with maintaining Deloitte & Touche LLP’s independence.

	2005	2006
	Deloitte & Touche LLP	Deloitte & Touche LLP

Audit Fees	$111,195	$478,719
Audit Related	—	$35,394
Tax Preparation	15,412	73,694
All Other Fees	22,155	—

Total	148,762	$587,807

Audit Fees
     The total audit fees and reimbursement of expenses paid to Deloitte & Touche LLP were for audits, reviews of the quarterly financial statements, and the preparation of comfort letters and consents. As well, an audit was performed on the nine months ended September 30, 2006 to facilitate the application to register the common shares issued in June 2006.
Audit Related
     Miscellaneous advisory services, related to the acquisitions and share registration activities of the company during the year.

Tax Fees
     Tax preparation fees, including reimbursement of expenses, paid to Deloitte & Touche LLP in fiscal 2006 were for the preparation of our US, Canadian, Colombian and Argentinean tax returns for 2005.
     Before we engage an independent public accountant to render audit or non-audit services, the engagement is approved by our audit committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the audit committee. The pre-approval policy adopted by our audit committee on March 9, 2006 to permit pre-approval of non-audit services is attached as Schedule A to the charter of the audit committee, which was filed as Exhibit 99.1 to our Annual Report on Form 10-KSB for 2005. This policy requires that the audit committee consider, prior to pre-approving any non-audit services, multiple factors taken as a whole, including whether the services are prohibited pursuant to SEC rules, whether the auditors are best positioned to provide the services, and the percentage of total services the non-audit services will comprise. Requests for non-audit services will be made in writing to our independent auditor specifying the services requested and the reasons therefor, and the chairperson of the audit committee will be copied on the communication. Then our independent auditor must respond to our with a description of the services, the fees that it will charge, and a request for pre-approval of the services plus pre-approval of 10% over the amount. The chairperson of the audit committee will then make a determination based on all of the relevant factors, and if approved report back to the audit committee at the next audit committee meeting for ratification.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on March 30, 2007.

Gran Tierra Energy Inc.
By:	/s/ Dana Coffield
	Name:	Dana Coffield
	Title:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dana Coffield	President Chief Executive Officer Director
Dana Coffield	(Principal Executive Officer)	March 30, 2007

/s/ Martin Eden	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Martin Eden		March 30, 2007

/s/ Jeffrey Scott	Chairman of the Board of Directors
Jeffrey Scott		March 30, 2007

/s/ Walter Dawson
Walter Dawson	Director	March 30, 2007

/s/ Verne Johnson
Verne Johnson	Director	March 30, 2007

/s/ Nadine C. Smith
Nadine C. Smith	Director	March 30, 2007

/s/ James Hart
James Hart	Director	March 30, 2007

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Acquisition Agreements	See Exhibits 10.1, 10.3, 10.18, 10.46 and 10.47

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Bylaws.	Incorporated by reference to Exhibit 3.3 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.5	Certificate of Amendment to Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.6	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leasco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference
10.6*	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.7*	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.8*	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.9*	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.10*	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.12	2005 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.14	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656).

10.15	Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656).

10.16	Refinery Contract between Refinor S.A.and Dong Wong Corporation — Golden Oil Corporation.	Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656).

10.17	Contract between Compañia General de Combustibles S.A. and Gran Tierra Energy Argentina S.A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656)

10.18	Securities Purchase Agreement, dated as of May 25, 2006, by and between Gran Tierra Energy, Inc and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

10.20	Form of Securities Purchase Agreement, dated as of June 20, 2006, by and among the Company and retail investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

Exhibit No.	Description	Reference
10.21	Form of Subscription Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and retail investors subscribing for units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.22	Securities Purchase Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.23	Form of Registration Rights Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and institutional investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.24	Form of Registration Rights Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and retail investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.	Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.25	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.26	Lock-Up Agreement, dated June 20, 2006, by and among Sanders Morris Harris Inc. and the executive officers and directors of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.27	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.28	Form of Securities Purchase Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656).

10.29	Form of Subscription Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656).

10.30	Form of Registration Rights Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656).

10.31	Form of Escrow Agreement.	Incorporated by reference to Exhibit 10.31 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.32	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.32 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.33	Form of Subscription Agreement by and among Goldstrike Inc., Gran Tierra Energy, Inc. and the investor identified therein.	Incorporated by reference to Exhibit 10.33 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

Exhibit No.	Description	Reference
10.34	Form of Registration Rights Agreement by and among Gran Tierra Energy, Inc. f/k/a Goldstrike, Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.34 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.35	Form of Subscription Agreement by and among Gran Tierra Energy, Inc. f/k/a Goldstrike, Inc. and the investor identified therein.	Incorporated by reference to Exhibit 10.35 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.36*	Executive Employment Agreement dated December 1, 2006, by and between Gran Tierra Energy Inc. and Martin H. Eden.	Incorporated by reference to Exhibit 10.36 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2007 (File No. 333-111656).

10.37	Credit Agreement dated February 22, 2007, by and among Gran Tierra Energy Inc, Gran Tierra Energy Colombia, Ltd., Argosy Energy Corp., and Standard Bank Plc.	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.38	Note For Loans, dated February 22, 2007, by the Company in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.39	GP Pledge Agreement, dated as of February 22, 2007, by the Company in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.40	Partnership Pledge Agreement, dated as of February 22, 2007, by and among the Company and Argosy Energy Corp., in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.41	Collection Account Pledge Agreement, dated as of February 22, 2007, by Gran Tierra Energy Colombia, Ltd. in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.5 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.42	ISDA 2002 Master Agreement, dated as of February 22, 2007, by and among the Company and Standard Bank Plc, and the Schedule thereto.	Incorporated by reference to Exhibit 10.6 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.43	Blocked Account Control Agreement, dated as of February 22, 2007, by and among Gran Tierra Energy Colombia, Ltd., Standard Bank Plc and JPMorgan Chase Bank.	Incorporated by reference to Exhibit 10.7 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.44	Share Pledge Agreement, dated as of February 22, 2007, by and among the Company and Standard Bank Plc.	Incorporated by reference to Exhibit 10.8 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.45	First Priority Open Pledge Agreement Over Credit Rights Derived From A Crude Oil Commercial Sales Agreement, dated as of February 22, 2007, by and among Gran Tierra Energy Colombia, Ltd. and Standard Bank Plc.	Incorporated by reference to Exhibit 10.9 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.46	Contract between Ecopetrol S.A., and Argosy Energy International, for the sale of crude oil, dated December 1, 2006	Filed herewith.

Exhibit No.	Description	Reference
10.47	Palmar Largo Assignment Agreement, dated September 1, 2005, between Don Won Corporation (Sucursal Argentina), and Gran Tierra Inc.	Filed herewith.

21.1	List of subsidiaries.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 10, 2006 (File No. 333-111656).

31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.