Form 10-Q
period 2007-03-31
GRAN TIERRA ENERGY, INC.
filed 2007-05-15
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	FOR THE TRANSITION PERIOD FROM __________ TO __________
Commission file number 000-52594
GRAN TIERRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

300, 611 10th Avenue SW Calgary, Alberta, Canada T2R 0B2
(Address of principal executive offices)	(Zip code)
(403) 265-3221
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

On May 15, 2007, the total number of outstanding shares of our common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc., which are exchangeable into our common stock, was 95,455,765. Of this total, there were outstanding 79,582,754 shares of common stock and 15,873,011 shares of common stock issuable upon the exchange of exchangeable shares. In addition, we had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra Energy Inc. The special voting stock generally votes together with the common stock on all matters on which the holders of our common are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Consolidated Statement of Operations and Accumulated Deficit (unaudited)
(Stated in US dollars)

	Three Months Ended March 31,
	2007	2006

REVENUE AND OTHER INCOME
Oil sales	$4,276,049	$1,049,629
Natural gas sales	48,127	-
Interest	192,654	-
	4,516,830	1,049,629
EXPENSES
Operating	2,180,824	353,080
Depletion, depreciation and accretion	2,324,074	362,475
General and administrative	1,939,122	1,591,029
Liquidated damages (Note 5)	4,132,150	-
Derivative financial instruments (Note 10)	657,000	-
Foreign exchange loss	232,252	(95,464)
	11,465,422	2,211,120

LOSS BEFORE INCOME TAX	(6,948,592)	(1,161,491)
Income tax	298,408	(57,457)
NET LOSS	$(6,650,184)	$(1,218,948)

ACCUMULATED DEFICIT, beginning of period	(8,043,384)	(2,219,680)
ACCUMULATED DEFICIT, end of period	$(14,693,568)	$(3,438,628)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	(0.07)	(0.03)

Weighted average common shares outstanding - basic & diluted	95,455,765	44,176,362

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheet (unaudited)
(Stated in US dollars)

	March 31, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$13,313,573	$24,100,780
Restricted cash (Note 12)	1,280,951	2,291,360
Accounts receivable	7,870,012	5,089,561
Inventory	553,232	811,991
Taxes receivable	1,184,078	404,120
Prepaids	629,550	676,524
Total Current Assets	24,831,396	33,374,336
Oil and gas properties, using the full cost method of accounting
Proved	40,339,042	37,760,231
Unproved	18,423,141	18,333,054
Total Oil and Gas Properties	58,762,183	56,093,285
Other assets	768,772	614,104
Total Property, Plant and Equipment	59,530,955	56,707,389
Long term assets
Deferred tax asset (Note 7)	127,201	444,324
Long term investment	383,018	379,678
Goodwill	15,005,083	15,005,083
Total Long Term Assets	15,515,302	15,829,085
Total Assets	$99,877,653	$105,910,809

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,075,754	$6,729,839
Accrued liabilities	4,662,182	9,199,820
Liquidated damages (Note 5)	5,390,215	1,527,988
Current taxes payable	727,875	1,642,045
Total Current Liabilities (Note 8)	17,856,026	19,099,692

Long term liabilities	418,983	412,929
Deferred tax liability (Note 7)	10,916,334	9,875,657
Derivative financial instruments (Note 10)	657,000	-
Asset retirement obligation	334,871	327,752
Total Long Term Liabilities	12,327,188	10,616,338
Going Concern (Note 1)
Shareholders' equity
Common shares (Note 5)	95,455	95,455
(79,582,754 common shares and 15,873,011 exchangeable shares, par value $0.001 per share, issued and outstanding)
(2006 common and exchangeable shares respectively 78,789,104 and 16,666,661)
Additional paid in capital	71,460,999	71,311,155
Warrants	12,831,553	12,831,553
Accumulated deficit	(14,693,568)	(8,043,384)
Total Shareholders' Equity	69,694,439	76,194,779
Total Liabilities and Shareholders' Equity	$99,877,653	$105,910,809

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statement of Cash Flow (unaudited)
(Stated in US dollars)

	Three Months Ended March 31,
	2007	2006

Operating Activities
Net loss	$(6,650,184)	$(1,218,948)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depletion, depreciation and accretion	2,324,074	362,475
Deferred tax liability	1,357,800	29,228
Stock based compensation	149,844	73,058
Unrealized loss on financial instruments	657,000	-
Net changes in non-cash working capital
Accounts receivable	(2,780,451)	-
Inventory	258,759	-
Prepaids and other current assets	46,974	-
Accounts payable and accrued liabilities	6,234,580	-
Taxes Receivable	(779,958)	30,459
Change in non-cash working capital	-	(1,239,072)
Net cash provided by operating activities	818,438	(1,962,800)
Investing Activities
Restricted cash	-	(95,000)
Long term assets	2,714	-
Oil and gas property expenditures	(5,140,521)	(452,910)
Change in non-cash working capital due to investing activities	(7,478,247)	-
Net cash used in investing activities	(12,616,054)	(547,910)
Financing Activities
Restricted cash	1,010,409	-
Lease obligations	-	19,548
Proceeds from issuance of common stock	-	779,991
Net cash provided by financing activities	1,010,409	799,539

Net decrease in cash and cash equivalents	(10,787,207)	(1,711,171)
Cash and cash equivalents, beginning of period	24,100,780	2,221,456
Cash and cash equivalents, end of period	$13,313,573	$510,285

Supplemental cash flow disclosures:
Cash paid for interest	106,772	-
Cash paid for taxes	(298,408)	57,457
	$(191,636)	$57,457

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statement of Shareholders' Equity (unaudited)
(Stated in US dollars)

	March 31, 2007	December 31, 2006

Common shares
Balance beginning of period	$95,455	$43,285
Issue of common shares	-	52,170
Balance End of Period	$95,455	$95,455

Additional paid-in-capital
Balance beginning of period	71,311,155	11,807,313
Issue of common shares	-	59,190,356
Redemption of warrants	-	52,991
Stock based compensation expense	149,844	260,495
Balance End of Period	$71,460,999	$71,311,155

Warrants
Balance beginning of period	12,831,553	1,408,429
Issue of warrants	-	11,476,115
Redemption of warrants	-	(52,991)
Balance End of Period	$12,831,553	$12,831,553

Accumulated deficit
Balance beginning of period	(8,043,384)	(2,219,680)
Net loss	(6,650,184)	(5,823,704)
Balance End of Period	$(14,693,568)	$(8,043,384)

Total Shareholders' Equity	$69,694,439	$76,194,779

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements (unaudited)
Expressed in US dollars unless otherwise stated

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, explore and develop oil and natural gas interests and generate profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as at and for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $6,650,184 and had an accumulated deficit of $14,693,568 as at March 31, 2007. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s existing cash balance and cash flow from operating activities may not be sufficient to satisfy its current obligations, including liquidated damages obligations, and meet its capital investment commitments.

To provide financing for Gran Tierra’s ongoing operations, the Company secured a $50 million credit facility with Standard Bank Plc on February 28, 2007, which will provide additional financing for the Company’s future operations. No funds have been withdrawn from the facility as of March 31, 2007.

The Company’s intention is to build a portfolio of oil and natural gas production, development, and exploration opportunities using the capital raised during 2006, cash provided by future operating activities and by using the available credit facility. However, the Company may need to secure additional sources of capital to fund its future operating activities.

Should the going concern assumption not be appropriate and the Company is not able to realize its assets and settle its liabilities and commitments in the normal course of operations, these consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

2. Significant Accounting Policies
These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at March 31, 2007 and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-KSB. The Company’s significant accounting policies are described in note 2 of the consolidated financial statements which are included in the Company’s 2006 Annual Report on Form 10-KSB.

Restricted cash
Restricted cash at March 31, 2007 consists of funds held in escrow, by the Bank of America, pending a request from Gran Tierra to the Alberta Securities Commission requesting an exemption from prospectus requirements for the trading of common shares of Gran Tierra for purchasers resident in Alberta under available “accredited investor” exemptions in the private placement completed in June 2006. There is $1,280,951 in funds held in escrow awaiting satisfaction of this condition.

In April 2007, investors holding 948,853 units exercised their right to have Gran Tierra return to them their purchase price for the securities held in escrow. It is anticipated that the funds held in escrow by the Bank of America will be refunded to the investors to complete this transaction during the second quarter of 2007, and the securities will revert back to the Company. No other investors have the right to cause the Company to return their purchase price for securities.

Loss per share
Basic loss per share calculations are based on the loss attributable to common shareholders for the period divided by the weighted average number of common shares issued and outstanding during the period. The diluted loss per share calculation is based on the weighted average number of common shares outstanding during the period, plus the effects of dilutive common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued should be calculated using the treasury stock method. This method assumes that all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period. At March 31, 2007, 3,240,000 options and 70,313,830 warrants to purchase 35,156,915 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.

Accounting for Oil and Gas Derivatives Instruments
The Company follows the provisions of SFAS No.133,“Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires the accounting recognition of all derivative instruments as either assets or liabilities at fair value. Under the provisions of SFAS 133, the Company may or may not elect to designate a derivative instrument as a hedge against changes in the fair value of an asset or a liability (a “fair value hedge”) or against exposure to variability in expected future cash flows (a “cash flow hedge”). The accounting treatment for the changes in fair value of a derivative instrument is dependent upon whether or not a derivative instrument is a cash flow hedge or a fair value hedge, and upon whether or not the derivative is designated as a hedge as noted above. Changes in fair value of a derivative designated as a cash flow hedge are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of a derivative instrument designated as a fair value hedge, to the extent the hedge is effective, have no effect on the statement of operations due to the fact that changes in fair value of the derivative offsets changes in the fair value of the hedged item. Where hedge accounting is not elected or if a derivative instrument does not qualify as either a fair value hedge or a cash flow hedge, changes in fair value are recognized in earnings as other income or expense. The Company’s derivative instruments currently do not qualify as either a fair value hedge or a cash flow hedge.

New and Pending Accounting Pronouncements
In February 2006, the FASB issued Statement 155, Accounting for Certain Hybrid Instruments, which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities, and Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from its host contract in accordance with Statement 133. Statement 155 also clarifies other provisions of Statement 133 and Statement 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 and its adoption on January 1, 2007 did not have material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FIN 48 (FASB Interpretation Number) Accounting for Uncertainty in Income Taxes with respect to FAS 109 Accounting for Income Taxes regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated deficit. This interpretation is effective for fiscal years beginning after December 15, 2006 and its adoption on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements and did not require the Company to record any amounts in the financial statements.

In September 2006, the FASB issued Statement 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP is effective for fiscal years beginning after December 15, 2006. The Company early adopted this FSP during the year ended December 31, 2006 and recorded $1,258,065 in liquidated damages as an expense in the consolidated statement of operations and deficit and the same amount in accrued liabilities at December 31, 2006. During the three month period ended March 31, 2007 the Company expensed an additional amount of $4,132,150. As at March 31, 2007 the Company’s total accrued liability for liquidated damages is $5,390,215.

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
The Colombia assets were acquired on June 20, 2006, and the Argentina assets were acquired on September 1, 2005. Therefore the comparable segmented information for 2006 includes only the operations for Argentina, and there is no comparable 2006 information for Colombia.
The following tables present information on the Company’s reportable geographic segments:

	Three months ended March 31, 2007				Three months ended March 31, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Argentina	Total

Revenues, including interest	$312,603	$2,282,128	$1,922,099	$4,516,830	-	$1,049,629	$1,049,629
Depreciation, Depletion & Accretion	25,303	1,824,331	474,440	2,324,074	12,701	349,774	362,475
Segment Income (Loss) before income tax	(5,761,983)	(429,566)	(757,043)	(6,948,592)	(1,419,630)	258,139	(1,161,491)
Segment Capital Expenditures	438,761	3,826,932	874,828	5,140,521	77,414	375,496	452,910

	Three months ended March 31, 2007				Year ended December 31, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total
Property, Plant & Equipment	$283,864	$38,806,394	$20,440,697	$59,530,955	$387,682	$34,053,289	$22,266,418	$56,707,389
Goodwill	-	15,005,083	-	15,005,083	-	15,005,083	-	15,005,083
Total	283,864	53,811,477	20,440,697	74,536,038	387,682	49,058,372	22,266,418	71,712,472

The following is a reconciliation of income (loss) before income taxes for reportable segments to consolidated loss before income taxes:

	March 31, 2007	March 31, 2006
Income (loss) before taxes,
Colombia	$(429,566)	$-
Argentina	(757,043)	258,139
Corporate	(5,761,983)	(1,419,630)
Consolidated Loss Before Taxes	(6,948,592)	(1,161,491)

The following is a reconciliation of reportable net property, plant and equipment to consolidated net property, plant and equipment:

	March 31, 2007	December 31, 2006
Total Capital by Segment,
Colombia, PP&E	$38,806,394	$34,053,289
Argentina, PP&E	20,440,697	22,266,418
Corporate	283,864	387,682
Consolidated PP&E	59,530,955	56,707,389

4. Capital Assets

	Three months ended March 31, 2007			Year ended December 31, 2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	DD&A	Value	Cost	DD&A	Value
Oil and natural gas properties
Proven	$46,961,551	$(6,622,509)	$40,339,042	$41,191,275	$(3,431,044)	$37,760,231
Unproven	18,423,141	-	18,423,141	18,333,054		18,333,054
Furniture and Fixtures	704,366	(70,734)	633,632	289,353	(47,637)	241,716
Computer equipment	710,281	(629,043)	81,238	912,645	(592,646)	319,999
Automobiles	70,576	(16,674)	53,902	69,499	(17,110)	52,389
Total Capital Assets	66,869,915	(7,338,960)	59,530,955	60,795,826	(4,088,437)	56,707,389

The unproven oil and natural gas properties consist of lands held in both Colombia and Argentina. The Company has $15.4 million in unproved assets in Colombia, $2.9 million of unproved assets in Argentina and $0.1 million in unproved assets in Peru. These properties are being held for their exploration value. The Company has capitalized $263,461 (2006 - nil) of general and administrative costs in the Colombian asset value during 2007.

5. Share Capital

	Number of Shares	Amount
Balance, December 31, 2006	95,455,765	$95,455
Exchangeable shares retracted	(952,380)	(152)
Issued on retraction of exchangeable shares	952,380	152
Balance, March 31, 2007	95,455,765	95,455

Share capital
Share capital consists of 79,582,754 common voting shares of the Company and 15,873,011 exchangeable shares of Goldstrike Exchange Co. (collectively, “common stock”). Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock.

Warrants
As at March 31, 2007 and December 31, 2006, the Company had 14,472,622 warrants outstanding to purchase 7,236,311 common shares for $1.25 per share and 55,841,208 warrants outstanding to purchase 27,920,604 common shares for $1.75 per share.

Registration Rights Payments
The shares and warrants have registration rights associated with their issuance pursuant to which the Company agreed to register for resale the shares and warrants. In the event that the registration statements are not declared effective by the Securities and Exchange Commission (“SEC”) by specified dates, the Company is required to pay liquidated damages to the purchasers of the shares and warrants.

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

The 50,000,000 units issued in June 2006, have liquidated damages payable each month the registration statement is not declared effective beyond November 17, 2006, calculated as follows:
- 1% of the purchase price for the 1 st month after the mandatory effective date
- 1.5% of the purchase price for the 2nd and 3rd month after the mandatory effective date
- 2% of the purchase price for the 4th and 5th months after the mandatory effective date and
- 1/2% increase each quarter thereafter
The investors have the right to take the liquidated damages either in cash or in shares of the Company’s common stock, at their election. If the Company fails to pay the cash payment to an investor entitled thereto by the due date, the Company will pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such investor, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The total amount of liquidated damages shall not exceed 25% of the purchase price for the units, or $18,750,000. The Company filed the registration statement for these shares and the registration statement was declared effective on May 14, 2007. As a result, the Company had incurred the obligation to pay approximately $5,390,215 in liquidated damages as of March 31, 2007. These amounts have been recorded as liquidated damages expense in the consolidated statement of operations for 2006 and 2007.

Stock options
The only equity compensation plan approved by the Company’s stockholders is its 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire up to 2,000,000 shares of the Company’s common stock. During the first quarter of 2007 the following stock options were granted: January 2, 2007, the Company’s board of directors granted options to acquire 225,000 shares of common stock at an exercise price of $1.19 per share; February 22, 2007, 415,000 options were granted to purchase common shares of the Company at an exercise price of $1.27. As of March 31, 2007, 3,240,000 stock options have been granted (December 31, 2006 - 2,600,000 stock options had been granted). The options cannot be exercised, and will be rescinded, if the Company’s stockholders do not approve an increase in the number of shares authorized under the 2005 Equity Incentive Plan sufficient to permit the issuance of the shares issuable upon exercise of these additional stock options.

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

	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Outstanding, beginning of period	2,700,000	$1.09
Cancelled	(100,000)	($2.62)
Granted, Jan 2, 2007	225,000	$1.19
Granted, Feb 22, 2007	415,000	$1.27
Outstanding, end of period	3,240,000	$1.07

The table below summarizes unexercised stock options at March 31, 2007:

Exercise Price ($/option)	Number of Outstanding Options	Weighted Average Expiry Years
$0.80	1,420,000	8.0
$1.27	1,180,000	9.0
$1.19	225,000	10.0
$1.27	415,000	10.0
Total	3,240,000	8.8

Two stock option grants have been made subsequent to March 31, 2007. On April 2, 2007, 210,000 stock options were granted to two new employees of the Company as part of their initial compensation package which also cannot be exercised, and will be rescinded, if the Company’s stockholders do not approve an increase in the number of shares authorized under the 2005 Equity Incentive Plan sufficient to permit the issuance of the shares upon exercise of the additional stock options. In total, the Company has 3,450,000 stock options granted and outstanding. No stock options have been exercised at this time.

Total stock-based compensation expense included in general and administrative expense in the consolidated statement of operations for the three months ended March 31, 2007, was $149,844 (2006 - $73,058). The Black-Scholes option pricing model was used to determine the fair value of the option grants with the following assumptions:

Dividend yield ($ per share)	$-
Volatility (%)	65%
Risk-free interest rate (%)	2.3%
Expected life (years)	3.0
Forfeiture percentage (% per year)	10%
The weighted average fair value per option is $0.53.

6. Asset Retirement Obligations
Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

	March 31,	December 31,
	2007	2006
Balance, beginning of period	$327,752	$67,732
Obligations assumed with property acquisitions	-	209,314
Expenditures made on asset retirements	6,280	5,061
Accretion	839	45,645
Balance, end of period	$334,871	$327,752

7. Income Taxes
The Company has accumulated losses of approximately $14,693,568 that can be carried forward and applied against future taxable income. A valuation allowance has been taken for the potential income tax benefit associated with the losses incurred by the Company, due to uncertainty of utilization of the tax losses.

	March 31,
	2007	2006
Loss before income taxes	$(6,948,592)	$(1,218,948)
Statutory income tax rate	34%	34%
Income tax benefit expected	(2,362,521)	(414,442)
Stock-based compensation	149,844	42,830
Tax losses in other jurisdictions, not recognized	1,914,269	429,069
Income tax expense (recovery)	(298,408)	57,457

The deferred income tax liability of $10,916,334 on the balance sheet is related to Colombia and Argentina assets, for the following items:

March 31,
2007
Property, plant and equipment	$36,802,881
Average tax rate	34%
Total deferred tax	12,512,980
Less amortization	(2,933,448)
Add deferred remittance tax	1,336,802
Net Deferred Tax	10,916,334

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

The Company calculates a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits will be transferred to the foreign owners.

8. Accrued Liabilities and Accounts Payable
The balance in accrued liabilities and accounts payable are comprised of the following:

	As at March 31, 2007				As at December 31, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total
Capital expenditures	$3,544	$2,506,608	$877,653	$3,387,805	$-	$5,344,339	$5,521,714	$10,866,053
Payroll related expenses	-	475,047	25,747	500,794	664,957	333,679	313,589	1,312,225
Audit, legal, consultants	442,981	131,213	53,614	627,808	715,332	-	290,915	1,006,247
General and administrative	30,803	-	108,140	138,943	-	-	-	-
Operating costs	-	5,544,817	1,537,770	7,082,587	-	2,745,134	-	2,745,134
Liquidated damages	5,390,215	-	-	5,390,214	1,527,988	-	-	1,527,988
Taxes payable	-	-	727,875	727,875	-	-	1,642,045	1,642,045
Total	5,867,542	8,657,685	2,602,924	17,856,026	2,908,277	8,423,152	7,768,263	19,099,692

9. Commitments and contingencies
Leases
Gran Tierra holds three categories of operating leases: office, vehicle and housing. The Company pays $11,846 office lease costs per month, $4,692 vehicle lease costs per month and $1,739 to lease a house as an employee benefit in Colombia each month. Future lease payments at March 31, 2007 are as follows:

Year	Cost
2007, remainder	$132,506
2008	118,550
2009	87,739
2010	81,888
2011	81,888
Total Lease Payments	502,571

The company entered into four capital leases in 2006 for office equipment in Calgary, Canada. The leases expire between 2008 and 2011. As of March 31, 2007 capital assets were valued at $34,405 (net of amortization of $8,620). Total monthly payments for 2007 are approximately $1,140.

Future lease payments under the office equipment leases at March 31, 2007 are as follows:
Year
2007, remainder	$10,260
2008	8,958
2009	4,366
2010	3,874
2011	646
Total minimum lease payments	28,104
Interest expense incurred under these capital leases to March 31, 2007 was $743.

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

Contingencies
As of March 31, 2007 the contracting parties of Guayuyaco Association Contract, Ecopetrol and Argosy Energy International, are working to clarify the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. Ecopetrol has advised Argosy of a material difference in the interpretation of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production of up to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back in to the Guayuyaco discovery. Argosy’s contention is that this amount is the recovery of an amount equal to 30% of the direct exploration costs of the wells and not exclusively for the benefit of Ecopetrol. While Argosy believes its interpretation of the Guayuyaco Association Contract is correct, the resolution of this issue is outstanding pending agreement among the parties or determination through legal proceedings. The estimated value of the disputed extended test production is $2,361,188 with possible costs shared of 50% ($1,180,594) with the Company’s joint venture partner in the contract. No amount has been accrued in the financial statements related to this disagreement because the Company believes the probability of incurring this liability is low, at this time.

10. Financial Instruments and Credit Risk
The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, accounts receivable, taxes receivable, accounts payable, current taxes payable, and accrued liabilities. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. The fair values of financial instruments approximate their book amounts due to the short-term maturity of these instruments. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. The book value of the accounts receivable reflects management’s assessment of the associated credit risks.

The Company recognizes the fair value of its derivative instruments as assets or liabilities on the balance sheet.  None of the Company's derivative instruments currently qualify as fair value hedges or cash flow hedges, and accordingly, changes in fair value of the derivative instruments are recognized as income or expense in the consolidated statement of operations and deficit with a corresponding adjustment to the fair value of derivative instruments recorded on the balance sheet. Under the terms of the Credit Facility with Standard Bank (Note 11), the Company is required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of its projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. In accordance with the terms of the Facility, the Company entered into a costless collar derivative instrument for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.

During the three months ended March 31, 2007, the Company recognized an unrealized loss on derivative instruments of $657,000 (2006 - nil).

11. Credit Facility
On February 28, 2007, the Company entered into a Credit Facility with Standard Bank Plc. The Facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of the Company’s petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. The Facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the Facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The Facility is secured primarily on the Company’s Colombian assets. The Company is required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of its projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. Under the terms of the Facility, the Company is required to maintain compliance with specified financial and operating covenants.

12. Subsequent Events
As of March 31, 2007, there was $1,280,951 being held in escrow, by Bank of America, pending a request from Gran Tierra to the Alberta Securities Commission to request an exemption from prospectus requirements for the trading of common shares of Gran Tierra for purchasers resident in Alberta under available “accredited investor” exemptions in the private placement completed in June 2006. As of April 5, 2007, this condition was not met and these shareholders have requested repayment of the funds. It is anticipated that the funds held in escrow by the Bank of America will be refunded to the investors to complete this transaction during the second quarter of 2007, and the securities will revert back to the Company.

On May 14, 2007, the Company’s registration statement covering the resale of Gran Tierra shares sold in its June 2006 private placement was declared effective by the SEC. As a result, liquidated damages payable by the Company ceased to accrue pursuant to the terms of several registration rights agreements entered into in connection with that financing. The total amount of liquidated damages accrued at May 14, 2007, in connection with the late effectiveness of the registration statement is approximately $7.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct nor can we assure adequate funding will be available to execute our planned future capital program.
Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, those set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Acquisitions of properties in Colombia and Argentina were funded through a series of private placements of our securities that occurred between September 2005 and February 2006 and an additional private placement that occurred in June 2006.
In the fourth quarter of 2005 and the first quarter of 2006 we sold 15 million units of our securities for gross proceeds of $12 million, less issue costs of $800,000, for net proceeds of $11.2 million. Each unit consisted of one share of common stock and one warrant to purchase one half of a common share for five years at an exercise price of $1.25 per whole share.

In June, 2006 we sold 50,000,000 units of our securities for total proceeds of $75,000,000, less issue costs of $6,306,699, for net proceeds of $68,693,301. Each unit consisted of one share of common stock and one warrant to purchase one half common share for five years at an exercise price of $1.75 per whole share.

Effective February 28, 2007, we secured a $50 million credit facility with Standard Bank Plc. The credit facility has a three-year term and an initial borrowing base of $7 million. Funds available under our bank credit facility are limited to the amount of the borrowing base, as determined by the bank semi-annually. No amounts have been drawn-down under the facility.

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

Our financial results for the three months ending March 31, 2007 as compared to the three months ended March 31, 2006 are principally impacted by acquisitions of oil and gas interests in Argentina and Colombia in the second and fourth quarters of 2006, which affected our results of operations. Our financial condition has also been affected by the equity financings described above.

A summary of selected consolidated financial information for the period ended March 31, 2007 and 2006 is presented below.

	Three months ended March 31,
	2007	2006
Results of Operations
Oil sales	$4,276,049	$1,049,629
Natural gas sales	48,127	-
Interest	192,654	-
Total revenue	4,516,830	1,049,629
Expenses
Operating	2,180,824	353,080
Depletion, depreciation and accretion	2,324,074	362,475
General and administrative	1,939,122	1,591,029
Liquidated damages	4,132,150	-
Derivative financial instrument	657,000	-
Foreign exchange loss	232,252	(95,464)
Total expenses	11,465,422	2,211,120
Loss before income tax	(6,948,592)	(1,161,491)
Income tax	298,408	(57,457)
Net loss	$(6,650,184)	$(1,218,948)
Net loss per common share - basic and diluted	$(0.07)	$(0.03)
Cash flows
Operating activities	$818,438	$(1,962,800)
Investing activities	(12,616,054)	(547,910)
Financing activities	1,010,409	799,539
Decrease in cash position	(10,787,207)	(1,711,171)

Financial position	March 31, 2007	December 31, 2006
Cash and cash equivalents	$13,313,573	$24,100,780
Working capital (including cash)	6,975,370	14,274,644
Total assets	99,877,653	105,910,809
Deferred taxes	10,916,334	9,875,657
Other long-term liabilities	1,410,854	740,681
Shareholders' equity	69,694,439	76,194,779

A summary of selected production and sales information for the period ended March 31, 2007 and 2006 is presented in the following table:

	Three Months Ended March 31,
	2007			2006
	Argentina	Colombia	Total	Argentina
Production
Oil (Bbls)	59,748	49,208	108,956	24,840
NGLs (Bbls)	4,502	-	4,502	180
Gas (Boe)	1,264	-	1,264	1,036
Oil, Gas and NGLs (Boe) (1)	65,514	49,208	114,722	25,876

Average Prices
Oil (Per Bbl)	$37.31	$45.71	$41.10	$38.13
NGLs (Per Bbl)	$37.07	-	$37.07	$38.13
Gas (Per Mcf)	$2.09	-	$2.09	$1.64
Oil, Gas and NGLs (Per Boe)[1]			$40.94	$38.12

Revenues, net of royalty
Oil	$1,921,460	$2,187,699	$4,109,159	$1,001,879
NGLs	166,890	-	166,890	-
Gas	48,127	-	48,127	47,750
Total, excluding interest	$2,136,477	$2,187,699	$4,324,176	$1,049,629
(1) Gas volumes are converted to barrels of oil equivalent ("Boe") at the rate of 20 thousand cubic feet (“Mcf”) of gas per barrel of oil based upon the approximate relative values of natural gas and oil. Natural Gas Liquids (“NGL”) volumes are converted to Boe on a one-to-one basis with oil.

Results of Operations for the Three Months ended March 31, 2007 and 2006
In order to analyze and compare the financial and operational results for the three months ended March 31, 2007 to the same period for 2006, it is necessary to first review the changes which occurred to our operational assets from March 31, 2006 to March 31, 2007.

In Argentina, we initially held a 14% working interest (WI) in Palmar Largo (oil production), a 50% WI in Nacatimbay (production of natural gas and condensate) and a 50% WI in Ipaguazu (exploration land). These assets are reflected in the results for the three month period ended March 31, 2006. During 2006 we acquired the following additional working interests in Argentina, which further impacted the financial and operational results for the three months ended March 31, 2007.

➢	an additional 50% WI in Nacatimbay
➢	an additional 50% WI in Ipaguazu
➢	50% WI in El Vinalar (oil production)
➢	100% WI in Chivil (oil production)
➢	100% WI in Surubi (exploration land)
➢	100% WI in Santa Victoria (exploration land)
➢	93.2% WI in Valle Morado (exploration land)

We did not hold any properties in Colombia for the three months ended March 31, 2006. On June 20, 2006 we acquired Argosy Energy International L.P. and became the operator of eight blocks in Colombia. The Santana and Guayuyaco blocks are currently producing. The Rio Magdalena, Talora, Chaza, Primavera, Azar and Mecaya blocks are in their exploration phases. The addition of these assets to our portfolio impacted the results for the three months ended March 31, 2007.

Revenues
Revenues, including interest income, for the three months ended March 31, 2007 were $4.5 million compared to $1.0 million for the same period in 2006. The $3.5 million increase is attributed primarily to the additional properties acquired during 2006 and interest income earned in 2007 on our cash deposits.

In Argentina, crude oil and condensate production after 12% royalties for the three month period ended March 31, 2007 was 64,250 barrels, compared to 25,020 barrels for the three month period ended March 31, 2006. The difference in production can be primarily attributed to the additional properties acquired during 2006.

In Argentina, oil sales after 12% royalties were 56,250 barrels for the three months ended March 31, 2007 compared to 26,280 barrels for the three month period ended March 31, 2006. The difference between the results for the three months ended March 31, 2007 and the same period in 2006 can be primarily attributed to the additional properties acquired during 2006.

In Argentina, net revenue for the three months ended March 31, 2007, after deducting royalties at an average royalty rate of 12% of production revenue, was $2.1 million for oil and condensate and $48,127 for natural gas sales. Net revenue for the same period in 2006 was $1.0 million. The difference in revenue is due primarily to the acquisition of additional producing properties during 2006. Our net loss from Argentina operations for the first quarter of 2007 was $0.5 million, due primarily to planned workover and maintenance activities, which reduced production by approximately 8,400 barrels during the quarter, with a corresponding reduction of $0.3 million in revenue.

Average sales price for oil and condensate sales during the first three months of 2007 was $37.31 per barrel compared to $38.13 for the same period in 2006. Average sales prices at Nacatimbay for natural gas sales was $2.09 for the three months ended March 31, 2007 compared to $1.64 for the same period in 2006. Although oil pricing determination is based on West Texas Intermediate (“WTI”) price, oil and natural gas prices are effectively regulated in Argentina.

In Colombia, production after royalties was 49,208 barrels for the three months ended March 31, 2007. There was no production from Colombia for the same period during 2006.

In Colombia, sales after royalties were 47,880 barrels for the three months ended March 31, 2007. There were no sales from Colombia during the same period of 2006.

In Colombia, net revenue was $2.2 million for the period ended March 31, 2007, reflecting royalty rates of 20% for the Santana block and 8% for the Guayuyaco block. The average sales price for oil during this period was $45.71 per barrel. Our net loss from the Colombian operations was $0.4 million which was due to the impact of workover activities performed during the period which resulted in a loss of approximately 9,000 barrels of production, or $0.4 million of revenue.

Interest revenue earned on our cash deposits was $192,654 for the three months ended March 31, 2007 compared to nil for the same period in 2006. A portion of the funds raised in the June 2006 private equity placement was invested in an interest bearing account to be used to fund the 2007 capital program. Therefore, these funds generate interest revenue each month.

Operating Expenses
For the period ended March 31, 2007, operating expenses were $2.2 million compared to $0.4 million for the same period in 2006, reflecting the operational activities in both Argentina and Colombia. The increase of $1.8 million is primarily due to the acquisition of properties during 2006.

In Argentina, operating expenses for the three months ended March 31, 2007 totaled $1.8 million, which is approximately $28.00 per barrel. In comparison, operating expenses for the same period in 2006 were $0.4 million, which is approximately $12.00 per barrel. Operating costs for 2007 have increased primarily due to workover activity at Palmar Largo.

In Colombia, operating expenses were $0.4 million for the first three months of 2007 or $8.13 per barrel. There were no operating expenses in Colombia for the same period in 2006 as the business was acquired on June 20, 2006.

Depletion, depreciation and accretion
Depreciation, depletion and accretion was $2.3 million for the three months ended March 31, 2007, including accretion of asset retirement obligations of $6,280, compared to $0.4 million for the same period in 2006. The increase reflects the inclusion of additional proven properties acquired in Colombia and Argentina during 2006. There was also a significant addition to unproven assets as a result of the acquisitions made during 2006. These assets will not be included in the depreciation calculation until exploratory work is completed.

General and Administrative
General and administrative costs for the three months ended March 31, 2007 were $1.9 million, including staffing and other costs for our offices in Calgary, Argentina and Colombia. This represented a $0.3 million or 16% increase over costs for the same period in 2006. The incremental increase in general and administrative costs in 2007 was primarily due to the increased level of activity related to our expansion of operations resulting from the acquisition of the Argosy properties in Colombia and additional properties in Argentina.

Liquidated Damages
Liquidated damages of $4.1 million recorded in the first quarter of 2007, relate to liquidated damages payable to our stockholders as a result of the registration statement for 50 million units sold in the second quarter of 2006 not becoming effective within the period specified in the share registration rights agreements for those securities. This registration statement became effective on May 14, 2007. Liquidated damages for the second quarter of 2007 will be approximately $2.5 million. The holders of the units have the option of taking the liquidated damages in cash or stock.

Unrealized Loss from Derivative Instrument
Under the terms of the Credit Facility with Standard Bank, we were required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of our projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. In accordance with the terms of the Facility, we entered into a costless collar derivative instrument for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.

During the three months ended March 31, 2007, we recognized an unrealized loss on derivative instruments of $657,000 (2006 - nil).

Foreign Exchange Loss
Foreign exchange loss was $232,252 for the three months ended March 31, 2007 compared to a gain of $95,464 for the same period in 2006. The loss arose primarily from translation of local currency denominated transactions in our South American operations into US dollars.

Income Tax
We recorded an income tax benefit of $298,408 for the three months ended March 31, 2007 compared to an income tax expense of $57,457 for the same period in 2006. The Argentina operations generated net loss before tax of $0.7 million dollars, which resulted in a local income tax benefit.

Net Income (Loss) Available to Common Shares
The net loss for the three months ended March 31, 2007 was $6.7 million or $0.07 per share. The net loss for the three months ending March 31, 2006 was $1.2 million, equivalent to a loss of $0.03 per share. These results reflect a significantly lower level of operating activity and no costs related to liquidated damages. Per share calculations for 2007 and 2006 are based on basic weighted average shares outstanding of 95,455,765 and 44,176,362, respectively.

Capital Expenditures
During the three months ended March 31, 2007, we spent $4.7 million on capital projects.

In Argentina, we incurred costs of $0.6 million in completing and putting on production the Puesto Climaco-2 sidetrack well in the Vinalar Block which was drilled in December 2006. In addition we spent $0.2 million for upgrading facilities in Palmar Largo, and $0.2 million for preparation of studies for future drilling programs.

In Colombia, we drilled the Juanambu-1 well for $1.1 million and the well is currently being tested for economic production potential. We also drilled the following wells which were dry and abandoned: Laura-1 and Cachapa-1. The drilling costs for these wells were paid by our partners and the wells were drilled at no cost to Gran Tierra. We also drilled the Caneyes-1 well, which was dry and abandoned, at a cost to us of $1.7 million. We incurred costs of $0.9 million on other projects in Colombia during the quarter including an upgrade to the Santana water plant and commencement of the Costayaco-1 drilling program.

Liquidity and Capital Resources
As at March 31, 2007, our cash balance was $13.3 million and our current assets (including cash balance) less current liabilities was $7.0 million, compared to cash of $24.1 million and current assets less current liabilities of $14.3 million at December 31, 2006.

The accounts receivable balance at March 31, 2007, was $7.9 million which is $2.8 million greater than the balance at December 31, 2006. The receivable balance increased by $0.9 million in Argentina due to an increase in revenue generated by the Puesto Climaco-2 well brought onto production in January 2007. The receivable balance increased by $1.9 million in Colombia due to the payment schedule which our partner, the Colombian state oil company Ecopetrol, follows, whereby, a payment for the first three months of the year is received in April and oil sales from April through December are paid on a monthly basis.

Current liabilities decreased by $1.2 million primarily due to a reduction of $4.4 million in accrued liabilities due to the settlement of Argentine property acquisition costs and drilling costs recorded in December 2006. The decrease was offset by a $4.1million increase in the liquidated damages accrual. Taxes payable decreased by $0.9 million due to lower net income generated by our operations in Colombia and Argentina.

Restricted cash is comprised of funds held in escrow, by the Bank of America, pending a request from Gran Tierra to the Alberta Securities Commission to provide the same resale rights for purchasers resident in Alberta as other investors in the private placement completed in June 2006. There is $1,280,951 in funds being held in escrow awaiting satisfaction of this condition. In April 2007, investors holding 948,853 units exercised their right to have Gran Tierra return the purchase price for their units. We anticipate that the funds held in escrow by the Bank of America will be refunded to the investors to complete this transaction during the second quarter of 2007, and the securities will revert back to us. No other investors have the right to cause us to return the purchase price for their units.

During the three months ended March 31, 2007 we reduced our cash balances by $10.8 million.  We had cash inflows of $0.8 million from operating activities and $ 1.0 million from financing activities.  Cash outflows from investing activities were $12.6 million, including oil and gas property expenditures of $5.1 million relating primarily to our drilling and other oilfield activities in Argentina and Colombia, and a reduction of $7.5 million in non-cash working capital related to investing activities.  The change in non-cash working capital reflects a $3.6 million payment made in 2007 for  the December 2006 Argentina property acquisition  and payments made in 2007 for drilling and other costs incurred in late 2006.  The costs for these items had been recorded and accrued in our financial statements as at December 31, 2006.

Effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of our petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. The facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by our Colombian assets. Under the terms of the facility, we are required to maintain compliance with specified financial and operating covenants. We are also required to use a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of our projected aggregate net share of Colombian production after royalties for the three-year term of the facility. No amounts have been drawn-down under the facility.

In accordance with the terms of the credit facility with Standard Bank Plc, we entered into a costless collar derivative instrument for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.

During 2007, we plan to drill ten wells, conduct several workovers of existing wells, and conduct technical studies on our existing acreage. Our estimated drilling budget for 2007 is $13.5 million.

In Argentina, two new wells are scheduled for drilling in 2007. This consists of the Puesto Climaco-2 sidetrack in the Vinalar Block, which was completed and put on production in January 2007, and drilling the Proa-1 exploration well in the Surubi Block in the second half of 2007. Several well workovers are contemplated for wells on existing producing and shut-in fields.

 In Colombia, eight new wells are scheduled for drilling in 2007, consisting of the Laura-1 exploration well in the Talora Block, the Caneyes-1 exploration well in the Rio Magdalena Block, the Soyona-1 and Cachapa-1 exploration wells in the Primavera Block, the Juanambu-1 and Floresta-1 exploration wells in the Guayuyaco Block, the Costayaco-1 exploration well in the Chaza Block, and the Piedra-1 exploration well in the Talora block. Laura-1 was drilled in January 2007, Caneyes-1 was drilled in February 2007, and Cachapa-1 was drilled in March 2007. The three wells were plugged and abandoned. The Juanambu-1 well was drilled in March 2007 and encountered hydrocarbon shows in four zones. We are currently testing these zones. The Soyona-1 well was drilled in April and was dry and abandoned. We commenced drilling the Costayaco-1 well in April 2007 and we completed drilling in May and will be testing the well in June 2007. The remainder of the drilling program is scheduled to be completed throughout the year. Several workovers are also contemplated for wells on existing producing and shut-in fields.

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

We will need to raise additional funds to pay liquidated damages that have accrued as a result of the registration statement for 50 million units sold in the second quarter of 2006 not becoming effective within the period specified in the share registration rights agreements for those securities in the event that our stockholders require that we pay them cash in settlement of the liquidated damages. We have incurred liquidated damages of approximately $5.2 million through March 31, 2007, and an additional 2.5 million through May 14, 2007, the date that the registration statement became effective.

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

Critical Accounting Estimates
The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting estimates are disclosed in Item 6 of our 2006 Annual Report on Form 10-KSB and have not changed materially since the filing of that document.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to oil prices. We have not hedged these risks in the past. Essentially 100% of our revenues are from oil sales at prices which are defined by contract relative to West Texas Intermediate and adjusted for transportation and quality, for each month. In Argentina, a further discount factor which is related to a tax on oil exports establishes a common pricing mechanism for all oil produced in the country, regardless of its destination.
In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, we entered into a costless collar derivative instrument for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. . At March 31, 2007, the value of this costless collar was $(657,000). A hypothetical 10% increase in WTI price on March 31, 2007 would cause the value of this collar to decrease by approximately $(911,728), and a hypothetical 10% decrease in WTI price on March 31, 2007 would cause the value of this collar to increase by approximately $634,256.

We consider our exposure to interest rate risk to be immaterial. Interest rate exposures relate entirely to our investment portfolio, as we do not have short-term or long-term debt. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality bank issuers at overnight rates. We do not hold any of these investments for trading purposes. We do not hold equity investments.

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. price of West Texas intermediate oil. In Colombia, we receive 75% of oil revenues in U.S. dollars and 25% in Colombian pesos at current exchange rates. The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of local office costs are in local currency. As a result, the 75:25 percent allocation between U.S. dollar and peso denominated revenues is approximately balanced between U.S. and peso expenditures, providing a natural currency hedge. In Argentina, reference prices for oil are in U.S. dollars and revenues are received in Argentine pesos according to current exchange rates. The majority of capital expenditures within Argentina have been in U.S. dollars with local office costs generally in pesos. While we operate in South America exclusively, the majority of our spending since our inauguration has been for acquisitions. The majority of these acquisition expenditures have been valued and paid in U.S. dollars.

ITEM 4T - CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 15d-15 of the Securities Exchange Act of 1934. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 15d-15 promulgated under the Securities Exchange Act of 1934, as amended.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no change in the status of legal proceedings as reported under item 3 in the Company’s 2006 Annual Report on Form 10-KSB.

ITEM 1A. RISK FACTORS

We were a “small business issuer” until the end of 2006, and consequently filed an Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006. Form 10-KSB does not require that we include risk factors. Consequently, listed below are the risk factors which relate to Gran Tierra.

Risks Related to Our Business

We are a new enterprise engaged in the business of oil and natural gas exploration and development. The business of exploring for, developing and producing oil and natural gas reserves is inherently risky. We will face numerous and varied risks which may prevent us from achieving our goals.

We are a Company With Limited Operating History for You to Evaluate Our Business. We May Never Attain Profitability.

We have limited current oil or natural gas operations. As an oil and gas exploration and development company with limited operating history, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential oil and gas reserves on terms that will be commercially viable for us.

Unanticipated Problems in Our Operations May Harm Our Business and Our Viability.

If our operations in South America are disrupted and/or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a setback. These unexpected events may be due to technical difficulties, operational difficulties which impact the production, transport or sale of our products, geographic and weather conditions, business reasons or otherwise. Because we are at the beginning stages of our development, we are particularly vulnerable to these events. Prolonged problems may threaten the commercial viability of our operations. Moreover, the occurrence of significant unforeseen conditions or events in connection with our acquisition of operations in South America may cause us to question the thoroughness of our due diligence and planning process which occurred before the acquisitions, which may cause us to reevaluate our business model and the viability of our contemplated business. Such actions and analysis may cause us to delay development efforts and to miss out on opportunities to expand our operations.

We May Be Unable to Obtain Development Rights We Need to Build Our Business, and Our Financial Condition and Results of Operations May Deteriorate.

Our business plan focuses on international exploration and production opportunities, initially in South America and later in other parts of the world. Thus far, we have acquired interests for exploration and development in eight properties in Argentina, eight properties in Colombia and two properties in Peru. In the event that we do not succeed in negotiating additional property acquisitions, our future prospects will likely be substantially limited, and our financial condition and results of operations may deteriorate.

Our Lack of Diversification Will Increase the Risk of an Investment in Our Common Stock.

Our business will focus on the oil and gas industry in a limited number of properties, initially in Argentina, Colombia and Peru, with the intention of expanding elsewhere in South America and later into other parts of the world. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry or the regions in which we operate will likely impact us more acutely than if our business were more diversified.

Strategic Relationships Upon Which We May Rely are Subject to Change, Which May Diminish Our Ability to Conduct Our Operations.

Our ability to successfully bid on and acquire additional properties, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements will depend on developing and maintaining effective working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair Gran Tierra’s ability to grow.

To develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties or with local government bodies, or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in Obtaining Rights to Explore and Develop Oil and Gas Reserves and to Market Our Production May Impair Our Business.

The oil and gas industry is highly competitive. Other oil and gas companies will compete with us by bidding for exploration and production licenses and other properties and services we will need to operate our business in the countries in which we expect to operate. This competition is increasingly intense as prices of oil and natural gas on the commodities markets have risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger, foreign owned companies, which, in particular, may have access to greater resources than us, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.

We May Be Unable to Obtain Additional Capital that We Will Require to Implement Our Business Plan, Which Could Restrict Our Ability to Grow.

We expect that our cash balances and cash flow from operations will be sufficient only to provide a limited amount of working capital, and the revenues generated from our properties in Argentina and Colombia will not alone be sufficient to fund our operations or planned growth. We will require additional capital to continue to operate our business beyond the initial phase of our current activities and to expand our exploration and development programs to additional properties. We may be unable to obtain additional capital required. Furthermore, inability to obtain capital may damage our reputation and credibility with industry participants in the event we cannot close previously announced transactions.

Future acquisitions and future exploration, development and production activities, as well as our general overhead expenses (including salaries, travel, office, consulting, audit and legal costs) will require a substantial amount of additional capital and cash flow.

We will immediately require such additional capital and we plan to pursue sources of such capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do succeed in raising additional capital, the capital received through our past private offerings to accredited investors may not be sufficient to fund our operations going forward without obtaining additional capital financing. Furthermore, future financings are likely to be dilutive to our stockholders, as we will most likely issue additional shares of common stock or other equity to investors in future financing transactions. In addition, debt and other mezzanine financing may involve a pledge of assets and may be senior to interests of equity holders.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise with a limited history, the location of our oil and natural gas properties in South America and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our exploration activity may require us to commit to certain capital expenditures, and we may lose our contract rights if we do not have the required capital to fulfill these commitments. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We May Be Required to Pay Liquidated Damages in Cash, Which Could Harm Our Ability to Fund Our Business Plan.

The 50,000,000 units we issued in June 2006 have liquidated damages payable each month the registration statement is not declared effective. We have incurred liquidated damages of approximately $7.8 million through May 14, 2007, the date that the registration statement was declared effective. The investors have the right to take the liquidated damages either in cash or in shares of our common stock, at their election. If we fail to pay the cash payment to an investor entitled thereto by the due date, we will pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such investor, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. If we are required to pay the investors in cash, this would substantially harm our ability to fund our business plan and question our ability to continue as an ongoing business.

We Are Required to Return a Portion of the Proceeds From Our June 2006 Financing, Which Could Harm Our Ability to Fund Our Business Plan.

In connection with our June 2006 financing, $1,280,951 of the amount we raised is held in escrow, and the holders of those units have the right to receive their purchase price back under the terms of the escrow agreement because we were unable to obtain a securities laws exemption for those holders by a specified date. As a result, we are contractually required to return the purchase price to them, which could harm our ability to fund our business plan.

We May Be Unable to Meet Our Capital Requirements in the Future, Causing Us to Curtail Future Growth Plans or Cut Back Existing Operations.

We may need additional capital in the future, which may not be available to us on reasonable terms or at all. The raising of additional capital may dilute our stockholders’ interests. We may need to raise additional funds through public or private debt or equity financings in order to meet various objectives including but not limited to:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	responding to competitive pressures;

•	complying with licensing, registration and other requirements; and

•	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity may dilute stockholders’ ownership percentage in us. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Furthermore, any additional financing we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional financing, we may be forced to curtail our growth plans or cut back our existing operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertibles and warrants, which will adversely impact our financial condition.

If We Fail to Make the Cash Calls Required by Our Current Joint Ventures or Any Future Joint Ventures, We May be Required to Forfeit Our Interests in Such Joint Ventures and Our Results of Operations and Our Liquidity Would be Negatively Affected.

If we fail to make the cash calls required by our joint ventures, we may be required to forfeit our interests in such joint ventures, which could substantially affect the implementation of our business strategy. We were required to place $400,000 in escrow to secure future cash calls in conjunction with the acquisition of our interest at Palmar Largo in Argentina, which funds have now been returned to us. However, in the future we will be required to make periodic cash calls in connection with our Palmar Largo joint venture and other joint ventures where we are not operator, or we may be required to place additional funds in escrow to secure our obligations related to our joint venture activity. If we fail to make the cash calls required in connection with the joint ventures, we will be subject to certain penalties and eventually would be required to forfeit our interest in the joint venture.

We May Not Be Able To Effectively Manage Our Growth, Which May Harm Our Profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth and our operations our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of Gran Tierra. We have a small management team consisting of Dana Coffield, our President and Chief Executive Officer, Martin Eden, our Vice President, Finance and Chief Financial Officer, Max Wei, our Vice President, Operations, Rafael Orunesu, our President of Gran Tierra activities in Argentina, and Edgar Dyes, our President of Gran Tierra activities in Colombia. The loss of any of these individuals or our inability to attract suitably qualified staff could materially adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retaining staff who are willing to work in that jurisdiction. We do not currently carry life insurance for our key employees.

Our success depends on the ability of our management and employees to interpret market and geological data successfully and to interpret and respond to economic, market and other business conditions in order to locate and adopt appropriate investment opportunities, monitor such investments and ultimately, if required, successfully divest such investments. Further, our key personnel may not continue their association or employment with Gran Tierra and we may not be able to find replacement personnel with comparable skills. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

We may not be Able to Continue as a Going Concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of net losses that are likely to continue in the future. We have included an explanatory paragraph in Note 1 of our audited financial statements for the year ended December 31, 2006 to the effect that our dependence on equity and debt financing raises substantial doubt about our ability to continue as a going concern. Our accumulated deficit at March 31, 2007 was $14.7 million. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our operations must begin to provide sufficient revenues to improve our working capital position. If we are unable to become profitable and cannot generate cash flow from our operating activities sufficient to satisfy our current obligations and meet our capital investment objectives, we may be required to raise additional capital or debt to fund our operations, reduce the scope of our operations or discontinue our operations.

Risks Related to our Prior Business May Adversely Affect our Business.

Before the share exchange transaction between Goldstrike and Gran Tierra Canada, Goldstrike’s business involved mineral exploration, with a view towards development and production of mineral assets, including ownership of 32 mineral claim units in a property in British Columbia, Canada and the exploration of this property. We have determined not to pursue this line of business following the share exchange, but could still be subject to claims arising from the former Goldstrike business. These claims may arise from Goldstrike’s operating activities (such as employee and labor matters), financing and credit arrangements or other commercial transactions. While no claims are pending and we have no actual knowledge of any threatened claims, it is possible that third parties may seek to make claims against us based on Goldstrike’s former business operations. Even if such asserted claims were without merit and we were ultimately found to have no liability for such claims, the defense costs and the distraction of management’s attention may harm the growth and profitability of our business. While the relevant definitive agreements executed in connection with the share exchange provide indemnities to us for liabilities arising from the prior business activities of Goldstrike, these indemnities may not be sufficient to fully protect us from all costs and expenses.

Risks Related to Our Industry

Our Exploration for Oil and Natural Gas Is Risky and May Not Be Commercially Successful, Impairing Our Ability to Generate Revenues from Our Operations.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

We May Not Be Able to Develop Oil and Gas Reserves on an Economically Viable Basis, and Our Reserves and Production May Decline as a Result.

To the extent that we succeed in discovering oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our company’s viability depends on our ability to find or acquire, develop and commercially produce additional oil and gas reserves. Without the addition of reserves through exploration, acquisition or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Estimates of Oil and Natural Gas Reserves that We Make May Be Inaccurate and Our Actual Revenues May Be Lower than Our Financial Projections.

We will make estimates of oil and natural gas reserves, upon which we will base our financial projections. We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions. Economic factors beyond our control, such as interest rates and exchange rates, will also impact the value of our reserves. The process of estimating oil and gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, our reserve estimates will be inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those we estimate. If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

Drilling New Wells Could Result in New Liabilities, Which Could Endanger Our Interests in Our Properties and Assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We will obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning Costs Are Unknown and May be Substantial; Unplanned Costs Could Divert Resources from Other Projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have determined that we do not require a significant reserve account for these potential costs in respect of any of our current properties or facilities at this time but if decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Our Inability to Obtain Necessary Facilities Could Hamper Our Operations.

Oil and natural gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

We are not the Operator of All Our Current Joint Ventures and Therefore the Success of the Projects Held Under Joint Ventures is Substantially Dependent On Our Joint Venture Partners.

As our company does not operate all the joint ventures we are currently involved in, we do not have a direct control over operations. When we participate in decisions as a joint venture partner, we must rely on the operator’s disclosure for all decisions. Furthermore, the operator is responsible for the day to day operations of the joint venture including technical operations, safety, environmental compliance, relationships with governments and vendors. As we do not have full control over the activities of our joint ventures, our results of operations are dependent upon the efforts of the operating partner.

We May Have Difficulty Distributing Our Production, Which Could Harm Our Financial Condition.

To sell the oil and natural gas that we are able to produce, we have to make arrangements for storage and distribution to the market. We rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. In certain areas, we may be required to rely on only one gathering system, trucking company or pipeline, and, if so, our ability to market our production would be subject to their reliability and operations. These factors may affect our ability to explore and develop properties and to store and transport our oil and gas production and may increase our expenses.

Furthermore, future instability in one or more of the countries in which we will operate, weather conditions or natural disasters, actions by companies doing business in those countries, labor disputes or actions taken by the international community may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results

The entire Argentine domestic refining market is small and export opportunities are limited by available infrastructure. As a result, our oil sales in Argentina will depend on a relatively small group of customers, and currently, on just one customer in the area of our activity in the country. During 2006, we sold all of our production in Argentina to Refinor S.A. The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect our financial results.

Oil sales in Colombia are made to Ecopetrol, a government agency. While oil prices in Colombia are related to international market prices, lack of competition for sales of oil may diminish prices and depress our financial results.

Drilling Oil and Gas Wells and Production and Transportation Activity Could be Hindered by Hurricanes, Earthquakes and Other Weather-Related Operating Risks.

We are subject to operating hazards normally associated with the exploration and production of oil and gas, including blowouts, explosions, oil spills, cratering, pollution, earthquakes, hurricanes, labor disruptions and fires. The occurrence of any such operating hazards could result in substantial losses to us due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. During November and December of 2005, our operations in Argentina were negatively effected by heavy rains and flooding in Northern Argentina. This caused trucking delays which prevented delivery of oil to the refinery for several days.

As the majority of current oil production in Argentina is trucked to a local refinery, sales of oil can be delayed by adverse weather and road conditions. While storage facilities are designed to accommodate ordinary disruptions without curtailing production, delayed sales will delay revenues and may adversely impact the company’s working capital position. Furthermore, a prolonged disruption in oil deliveries could exceed storage capacities and shut-in production, which could have a negative impact on future production capability.

All of our current oil production in Colombia is transported by an export pipeline which provides the only access to markets for our oil. Without other transportation alternatives, sales of oil could be disrupted by landslides or other natural events which impact this pipeline.

Prices and Markets for Oil and Natural Gas Are Unpredictable and Tend to Fluctuate Significantly, Which Could Reduce Profitability, Growth and the Value of Gran Tierra.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for West Texas Intermediate oil in 2000 was $30 per barrel. In 2006, it was $66 per barrel. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Although during 2007 market prices for oil and natural gas have remained at high levels, these prices may not remain at current levels. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differences. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

Our Foreign Operations Involve Substantial Costs and are Subject to Certain Risks Because the Oil and Gas Industries in the Countries in Which We Operate are Less Developed.

The oil and gas industry in South America is not as efficient or developed as the oil and gas industry in North America. As a result, our exploration and development activities may take longer to complete and may be more expensive than similar operations in North America. The availability of technical expertise, specific equipment and supplies may be more limited than in North America. We expect that such factors will subject our international operations to economic and operating risks that may not be experienced in North American operations. In addition, oil and natural gas prices in Argentina are effectively regulated and as a result are substantially lower than those received in North America. Our average price for oil in Argentina in the first quarter of 2007 was $37.31 per barrel compared to the average West Texas Intermediate price of $58 per barrel for the period. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, a government agency and the purchaser of all oil that we produce in Colombia, may cause realized prices to be lower than those received in North America, meaning that our revenue and gross profit may be lower compared to similar production levels in North America. Our average oil price in Colombia for the period ended March 31, 2007 was $45.71 per barrel.

Negative Economic, Political and Regulatory Developments in Argentina, Including Export Controls May Negatively Affect our Operations.

The Argentine economy has experienced volatility in recent decades. This volatility has included periods of low or negative growth and variable levels of inflation. Inflation was at its peak in the 1980’s and early 1990’s. In late-2001 there was a deep fiscal crisis in Argentina involving restrictions on banking transactions, imposition of exchange controls, suspension of payment of Argentina’s public debt and abrogation of the one-to one peg of the peso to the dollar. For the next year, Argentina experienced contractions in economic growth, increasing inflation and a volatile exchange rate. Currently, GDP is growing, inflation is normalized, and public finances are strengthened. However, there is no guarantee of economic stability. Any de-stabilization may seriously impact the economic viability of operations in the country or restrict the movement of cash into and out of the country, which would impair current activity and constrain growth in the country.

On June 3, 2002, the Argentine government issued a resolution authorizing the Energy Secretariat to limit the amount of crude oil that companies can export. The restriction was to be in place from June 2002 to September 2002. However, on June 14, 2002, the government agreed to abandon the limit on crude export volumes in exchange for a guarantee from oil companies that domestic demand will be supplied. Oil companies also agreed not to raise natural gas and related prices to residential customers during the winter months and to maintain gasoline, natural gas and oil prices in line with those in other South American countries. Any future regulations that limit the amount of oil and gas that we could sell or any regulations that limit price increases in Argentina and elsewhere could severely limit the amount of our revenue and affect our results of operations.

The United States Government May Impose Economic or Trade Sanctions on Colombia That Could Result In A Significant Loss To Us.

Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. Although Colombia has received a 2006 certification, there can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The failure to receive certification or a national interest waiver may result in any of the following:

•	all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended,

•	the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia,

•	United States representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia , although such votes would not constitute vetoes, and

•	the President of the United States and Congress would retain the right to apply future trade sanctions.

Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with our operations there. Any changes in the holders of significant government offices could have adverse consequences on our relationship with the Colombian national oil company and the Colombian government’s ability to control guerrilla activities and could exacerbate the factors relating to our foreign operations. Any sanctions imposed on Colombia by the United States government could threaten our ability to obtain necessary financing to develop the Colombian properties or cause Colombia to retaliate against us, including by nationalizing our Argosy assets. Accordingly, the imposition of the foregoing economic and trade sanctions on Colombia would likely result in a substantial loss and a decrease in the price of our common stock. There can be no assurance that the United States will not impose sanctions on Colombia in the future, nor can we predict the effect in Colombia that these sanctions might cause.

Guerrilla Activity in Colombia Could Disrupt or Delay Our Operations, and We Are Concerned About Safeguarding Our Operations and Personnel in Colombia.

A 40-year armed conflict between government forces and anti-government insurgent groups and illegal paramilitary groups - both funded by the drug trade - continues in Colombia. Insurgents continue to attack civilians and violent guerilla activity continues in many parts of the country.

We, through our acquisition of Argosy Energy International, have interests in three regions of Colombia - in the Middle Magdalena, Llanos and Putamayo regions. The Putamayo region has been prone to guerilla activity in the past. In 1989, Argosy’s facilities in one field were attacked by guerillas and operations were briefly disrupted. Pipelines have also been targets, including the Trans-Andean export pipeline which transports oil from the Putamayo region.

There can be no assurance that continuing attempts to reduce or prevent guerilla activity will be successful or that guerilla activity will not disrupt our operations in the future. There can also be no assurance that we can maintain the safety of our operations and personnel in Colombia or that this violence will not affect our operations in the future. Continued or heightened security concerns in Colombia could also result in a significant loss to us.

Increases in Our Operating Expenses will Impact Our Operating Results and Financial Condition.

Exploration, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the oil and gas that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties We May Incur Could Impair Our Business.

Our exploration, development, production and marketing operations are regulated extensively under foreign, federal, state and local laws and regulations. Under these laws and regulations, we could be held liable for personal injuries, property damage, site clean-up and restoration obligations or costs and other damages and liabilities. We may also be required to take corrective actions, such as installing additional safety or environmental equipment, which could require us to make significant capital expenditures. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties, including the assessment of natural resource damages. We could be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result of these laws and regulations, our future business prospects could deteriorate and our profitability could be impaired by costs of compliance, remedy or indemnification of our employees, reducing our profitability.

Environmental Risks May Adversely Affect Our Business.

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and federal, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Our Insurance May Be Inadequate to Cover Liabilities We May Incur.

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Although we will obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Our Business is Subject to Local Legal, Political and Economic Factors Which are Beyond Our Control, Which Could Impair Our Ability to Expand Our Operations or Operate Profitably.

We expect to operate our business in Argentina, Colombia and Peru, and to expand our operations into other countries in the world. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. Central and South America have a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any changes in oil and gas or investment regulations and policies or a shift in political attitudes in Argentina, Colombia, Peru or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit.

For instance, changes in laws in the jurisdiction in which we operate or expand into with the effect of favoring local enterprises, changes in political views regarding the exploitation of natural resources and economic pressures may make it more difficult for us to negotiate agreements on favorable terms, obtain required licenses, comply with regulations or effectively adapt to adverse economic changes, such as increased taxes, higher costs, inflationary pressure and currency fluctuations.

Local Legal and Regulatory Systems in Which We Operate May Create Uncertainty Regarding Our Rights and Operating Activities, Which May Harm Our Ability to do Business.

We are a company organized under the laws of the State of Nevada and are subject to United States laws and regulations. The jurisdictions in which we intend to operate our exploration, development and production activities may have different or less developed legal systems than the United States, which may result in risks such as:

•	effective legal redress in the courts of such jurisdictions, whether in respect of a breach of law or regulation, or, in an ownership dispute, being more difficult to obtain;

•	a higher degree of discretion on the part of governmental authorities;

•	the lack of judicial or administrative guidance on interpreting applicable rules and regulations;

•	inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; and

•	relative inexperience of the judiciary and courts in such matters.

In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to licenses and agreements for business. These licenses and agreements may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. Property right transfers, joint ventures, licenses, license applications or other legal arrangements pursuant to which we operate may be adversely affected by the actions of government authorities and the effectiveness of and enforcement of our rights under such arrangements in these jurisdictions may be impaired.

We are Required to Obtain Licenses and Permits to Conduct Our Business and Failure to Obtain These Licenses Could Cause Significant Delays and Expenses That Could Materially Impact Our Business.

We are subject to licensing and permitting requirements relating to drilling for oil and natural gas. We cannot assure you that we will be able to obtain, sustain or renew such licenses. We cannot assure you that regulations and policies relating to these licenses and permits will not change or be implemented in a way that we do not currently anticipate. These licenses and permits are subject to numerous requirements, including compliance with the environmental regulations of the local governments. As we are not the operator of all the joint ventures we are currently involved in, we may rely on the operator to obtain all necessary permits and licenses. If we fail to comply with these requirements, we could be prevented from drilling for oil and natural gas, and we could be subject to civil or criminal liability or fines. Revocation or suspension of our environmental and operating permits could have a material adverse effect on our business, financial condition and results of operations.

Challenges to Our Properties May Impact Our Financial Condition.

Title to oil and natural gas interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interest in and to the properties to which the title defects relate.

Furthermore, applicable governments may revoke or unfavorably alter the conditions of exploration and development authorizations that we procure, or third parties may challenge any exploration and development authorizations we procure. Such rights or additional rights we apply for may not be granted or renewed on terms satisfactory to us.

If our property rights are reduced, whether by governmental action or third party challenges, our ability to conduct our exploration, development and production may be impaired.

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our production is primarily invoiced in United States dollars, but payment is also made in Argentine and Colombian pesos, at the then-current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to United States dollars, our company’s functional currency. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentine peso and US dollar has varied between 2.97 pesos to one US dollar to 3.13 pesos to the US dollar, a fluctuation of approximately 5%. Exchange rates between the Colombian peso and US dollar have varied between 2,168 pesos to one US dollar to 2,640 pesos to one US dollar since September 1, 2005, a fluctuation of approximately 22%. As currency exchange rates fluctuate, translation of the statements of income of international businesses into United States dollars will affect comparability of revenues and expenses between periods.

Exchange Controls and New Taxes Could Materially Affect our Ability to Fund Our Operations and Realize Profits from Our Foreign Operations.

Foreign operations may require funding if their cash requirements exceed operating cash flow. To the extent that funding is required, there may be exchange controls limiting such funding or adverse tax consequences associated with such funding. In addition, taxes and exchange controls may affect the dividends that we receive from foreign subsidiaries.

Exchange controls may prevent us from transferring funds abroad. For example, the Argentine government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentine Central Bank. We cannot assure you that the Central Bank will not require prior authorization or will grant such authorization for our Argentine subsidiaries to make dividend payments to us and we cannot assure you that there will not be a tax imposed with respect to the expatriation of the proceeds from our foreign subsidiaries.

We Will Rely on Technology to Conduct Our Business and Our Technology Could Become Ineffective Or Obsolete.

We rely on technology, including geographic and seismic analysis techniques and economic models, to develop our reserve estimates and to guide our exploration and development and production activities. We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

Risks Related to Our Common Stock

The Market Price of Our Common Stock May Be Highly Volatile and Subject to Wide Fluctuations.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;

•	fluctuations in revenue from our oil and natural gas business as new reserves come to market;

•	changes in the market for oil and natural gas commodities and/or in the capital markets generally;

•	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels; and

•	changes in the social, political and/or legal climate in the regions in which we will operate.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new products available to the oil and natural gas industry;

•	announcements by relevant governments pertaining to incentives for alternative energy development programs;

•	fluctuations in interest rates, exchange rates and the availability of capital in the capital markets; and

•
significant sales of our common stock, including sales by the investors following registration of the shares of common stock under the registration statement relating to our June 2006 private placement of units, and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singularly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operation and financial condition.

Our Operating Results May Fluctuate Significantly, and These Fluctuations May Cause Our Stock Price to Decline.

Our operating results will likely vary in the future primarily from fluctuations in our revenues and operating expenses, including the coming to market of oil and natural gas reserves that we are able to develop, expenses that we incur, the prices of oil and natural gas in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We Do Not Expect to Pay Dividends In the Foreseeable Future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

Applicable SEC Rules Governing the Trading of “Penny Stocks” Limit the Trading and Liquidity of Our Common Stock, Which May Affect the Trading Price of the Common Stock.

Our shares of common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32	Section 1350 Certifications.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: May 15, 2007	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: May 15, 2007	/s/ Martin Eden
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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32	Section 1350 Certifications.	Filed herewith.