Form 10KSB/A
period 2006-12-31
GRAN TIERRA ENERGY, INC.
filed 2007-07-10
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission File Number: 000-52594
GRAN TIERRA ENERGY INC.
 (f/k/a Goldstrike Inc.)
(Name of Small Business Issuer in Its Charter)
Nevada	98-0479924
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

300, 611-10TH AVENUE S.W.
CALGARY, ALBERTA	T2R 0B2
CANADA	(Zip Code)
(Address of Principal Executive Offices)

Issuer’s Telephone Number: (403) 265-3221

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Transitional Small Business Disclosure Format. Yes  ☐ No ☒.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-KSB, originally filed with the Securities and Exchange Commission on March 30, 2007 (the “Form 10-KSB”), solely for the purpose of amending Item 13 and the exhibit index (1) to withdraw Exhibit No. 3.3, entitled Bylaws, as this exhibit is superseded by Exhibit 3.5 hereto (which was Exhibit 3.6 in the Form 10-KSB), (2) to incorporate by reference two additional exhibits, Exhibits 10.48 and 10.49, (3) to incorporate an updated list of subsidiaries in Exhibit 21.1, and (4) adding an asterisk (*) next to the description of Exhibit 10.12 designating it as a management compensatory plan. In addition, since the filing of the Form 10-KSB, Gran Tierra Energy Inc. registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as reflected on the cover page hereof. This amendment only changes the cover page, Part III, Item 13, and the exhibit index. As a result of this filing, we are also including abbreviated Exhibits 31.1 and 31.2.

PART III

Item 13. Exhibits.

The following exhibits are filed as part of this report:

Exhibit No.	Description	Reference
2.1	Acquisition Agreements	See Exhibits 10.1, 10.3, 10.18, 10.46 and 10.47

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate of Amendment to Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leasco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.6*	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.7*	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.8*	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.9*	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.10*	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.12*	2005 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.14	Details of the Goldstrike Special Voting Share.
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

10.16	Refinery Contract between Refinor S.A.and Dong Wong Corporation - Golden Oil Corporation.
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

10.46	Contract between Ecopetrol S.A., and Argosy Energy International, for the sale of crude oil, dated December 1, 2006	Annual Report on Form 10-KSB/A for the period ended December 31, 2006 and filed with the Securities and Exchange on March 30, 2007 (File No. 333-111656).

10.47	Palmar Largo Assignment Agreement, dated September 1, 2005, between Don Won Corporation (Sucursal Argentina), and Gran Tierra Inc.	Annual Report on Form 10-KSB/A for the period ended December 31, 2006 and filed with the Securities and Exchange on March 30, 2007 (File No. 333-111656).

10.48	Escrow Agreement dated as of the ___th day of June, 2006, among Gran Tierra Energy, Inc. and McGuireWoods LLP, as Escrow Agent.	Incorporated by reference to Exhibit 10.48 to the Form S-1/A filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-140171).

10.49*	Employment Agreement, dated April 1, 2006, between Argosy Energy International and Edgar Dyes.	Incorporated by reference to Exhibit 10.49 to the Form S-1/A filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-140171).

21.1	List of subsidiaries.	Incorporated by reference to Exhibit 21.1 to the Form S-1/A filed with the Securities and Exchange Commission on April 13, 2007 (File No. 333-140171).

31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed. Additional certification filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed. Additional certification filed herewith.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

* Management contract or compensatory plan or arrangement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on July 9, 2007.

Gran Tierra Energy Inc.

By:	/s/ Dana Coffield
Name: Dana Coffield
Title: President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Acquisition Agreements	See Exhibits 10.1, 10.3, 10.18, 10.46 and 10.47

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate of Amendment to Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

4.1	Form of Warrant.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leasco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.6*	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.7*	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.8*	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.9*	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.10*	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.12*	2005 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.14	Details of the Goldstrike Special Voting Share.
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

10.16	Refinery Contract between Refinor S.A.and Dong Wong Corporation - Golden Oil Corporation.
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

10.46	Contract between Ecopetrol S.A., and Argosy Energy International, for the sale of crude oil, dated December 1, 2006	Annual Report on Form 10-KSB/A for the period ended December 31, 2006 and filed with the Securities and Exchange on March 30, 2007 (File No. 333-111656).

10.47	Palmar Largo Assignment Agreement, dated September 1, 2005, between Don Won Corporation (Sucursal Argentina), and Gran Tierra Inc.	Annual Report on Form 10-KSB/A for the period ended December 31, 2006 and filed with the Securities and Exchange on March 30, 2007 (File No. 333-111656).

10.48	Escrow Agreement dated as of the ___th day of June, 2006, among Gran Tierra Energy, Inc. and McGuireWoods LLP, as Escrow Agent.	Incorporated by reference to Exhibit 10.48 to the Form S-1/A filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-140171).

10.49*	Employment Agreement, dated April 1, 2006, between Argosy Energy International and Edgar Dyes.	Incorporated by reference to Exhibit 10.49 to the Form S-1/A filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-140171).

21.1	List of subsidiaries.	Incorporated by reference to Exhibit 21.1 to the Form S-1/A filed with the Securities and Exchange Commission on April 13, 2007 (File No. 333-140171).

31.1	Certificate of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed. Additional certification filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed. Additional certification filed herewith.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

* Management contract or compensatory plan or arrangement.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Dana Coffield, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Gran Tierra Energy Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: July 9, 2007	/s/ Dana Coffield
Dana Coffield President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Martin Eden, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Gran Tierra Energy Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: July 9, 2007	/s/ Martin Eden
Martin Eden Chief Financial Officer