Form 10-Q
period 2007-06-30
GRAN TIERRA ENERGY, INC.
filed 2007-08-14
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	FOR THE QUARTERLY PERIOD ENDED June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 000-52594

GRAN TIERRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0479924
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

300, 611 10th Avenue SW Calgary, Alberta, Canada	T2R 0B2
(Address of principal executive offices)	(Zip code)

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

On July 31, 2007, the total number of outstanding shares of our common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc., which are exchangeable into our common stock, was 94,574,409. Of this total, there were outstanding 79,098,220 shares of common stock and 15,476,189 shares of common stock issuable upon the exchange of exchangeable shares. In addition, we had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra Energy Inc. The special voting stock generally votes together with the common stock on all matters on which the holders of our common are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Consolidated Statement of Operations and Accumulated Deficit (unaudited)
Stated in US dollars

	Three Months Ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

REVENUE AND OTHER INCOME
Oil sales	$3,623,671	$2,089,984	$7,899,720	$3,072,394
Natural gas sales	(12,633)	-	35,494	67,219
Interest and other	138,696	-	331,350	-
	3,749,734	2,089,984	8,266,564	3,139,613
EXPENSES
Operating	1,925,156	1,089,540	4,105,980	1,442,620
Depletion, depreciation and accretion	2,376,824	511,991	4,700,898	874,465
General and administrative	2,679,734	880,554	4,618,855	2,471,583
Liquidated damages (Note 5)	3,234,799	-	7,366,949	-
Derivative financial instruments (Note 10)	19,984	-	676,984	-
Foreign exchange loss	(238,386)	99,308	(6,134)	3,842
	9,998,111	2,581,393	21,463,532	4,792,510

LOSS BEFORE INCOME TAX	(6,248,377)	(491,409)	(13,196,968)	(1,652,897)
Income tax	1,176,292	(80,325)	1,474,700	(137,783)
NET LOSS	$(5,072,085)	$(571,734)	$(11,722,268)	$(1,790,680)

ACCUMULATED DEFICIT, beginning of period	(14,693,567)	(3,438,628)	(8,043,384)	(2,219,680)
ACCUMULATED DEFICIT, end of period	$(19,765,652)	$(4,010,362)	$(19,765,652)	$(4,010,360)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	(0.05)	(0.01)	(0.12)	(0.04)

Weighted average common shares outstanding - basic & diluted	95,205,518	49,349,778	95,329,950	46,789,749

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheet (Unaudited)
Stated in US dollars
	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$9,842,179	$24,100,780
Restricted cash (Note 2)	-	2,291,360
Accounts receivable	5,260,786	5,089,561
Taxes receivable	4,283,197	404,120
Inventory	583,701	811,991
Prepaids	334,886	676,524
Total Current Assets	20,304,749	33,374,336
Oil and gas properties, using the full cost method of accounting
Proved	43,092,577	37,760,231
Unproved	17,622,039	18,333,054
Total Oil and Gas Properties	60,714,616	56,093,285
Other assets	676,574	614,104
Total Property, Plant and Equipment	61,391,190	56,707,389
Long term assets
Deferred tax asset	496,147	444,324
Long term investment and other	1,567,282	379,678
Goodwill	15,005,083	15,005,083
Total Long Term Assets	17,068,512	15,829,085
Total Assets	$98,764,451	$105,910,809
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,665,489	$6,729,839
Accrued liabilities	4,946,155	9,199,820
Liquidated damages (Note 5)	-	1,527,988
Current taxes payable	1,539,603	1,642,045
Total Current Liabilities (Note 8)	13,151,247	19,099,692
Long term liabilities	1,019,401	412,929
Deferred tax liability (Note 7)	11,373,307	9,875,657
Derivative financial instruments (Note 10)	676,984	-
Asset retirement obligation	340,618	327,752
Total Long Term Liabilities	13,410,310	10,616,338
Shareholders' equity
Common shares (Note 5)	94,506	95,455
(78,951,358 common shares and 15,555,554 exchangeable shares, par value $0.001 per share, issued and outstanding)
(2006 common and exchangeable shares respectively 78,789,104 and 16,666,661)
Additional paid in capital	70,853,039	71,311,155
Warrants	21,021,001	12,831,553
Accumulated deficit	(19,765,652)	(8,043,384)
Total Shareholders' Equity	72,202,894	76,194,779
Total Liabilities and Shareholders' Equity	$98,764,451	$105,910,809

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statement of Cash Flow (unaudited)
(Stated in US dollars)
	Six Months Ended June 30,
	2007	2006

Operating Activities
Net loss	$(11,722,268)	$(1,790,680)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depletion, depreciation and accretion	4,700,898	874,465
Deferred tax liability	1,445,827	29,228
Stock based compensation	386,321	146,117
Liquidated damages	7,366,949	-
Interest on restricted cash	-	(912)
Unrealized loss on financial instruments	676,984	-
Net changes in non-cash working capital
Accounts receivable	(171,225)	(429,202)
Inventory	228,290	-
Prepaids and other current assets	341,638	-
Liquidated damages	(1,527,988)
Accounts payable and accrued liabilities	3,520,531	-
Taxes receivable and payable	(3,981,519)	104,925
Net cash provided by operating activities	1,264,438	(1,066,059)
Investing Activities
Restricted cash	1,010,409	(11,412,621)
Business combination, net of cash acquired	-	(38,217,930)
Property and equipment additions	(9,371,833)	(1,393,828)
Long term assets and liabilities	(581,132)
Change in non-cash working capital due to investing activities	(6,580,483)	-
Net cash used in investing activities	(15,523,039)	(51,024,380)
Financing Activities
Proceeds from issuance of common stock	-	71,132,759
Net cash provided by financing activities	-	71,132,759

Net decrease in cash and cash equivalents	(14,258,601)	19,042,320
Cash and cash equivalents, beginning of period	24,100,780	2,221,456
Cash and cash equivalents, end of period	$9,842,179	$21,263,776

Supplemental cash flow disclosures:
Cash paid for interest	$2,772	$97,519
Cash paid for taxes	$-	$-

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statement of Shareholders' Equity (unaudited)
(Stated in US dollars)

	June 30, 2007	December 31, 2006

Share Capital
Balance beginning of period	$95,455	$43,285
Issue of common shares	-	52,170
Cancelled common shares	(949)	-
Balance End of Period	$94,506	$95,455

Additional paid-in-capital
Balance beginning of period	71,311,155	11,807,313
Cancelled common shares	(844,437)	59,190,355
Redemption of warrants	-	52,991
Stock based compensation expense	386,321	260,495
Balance End of Period	$70,853,039	$71,311,154

Warrants
Balance beginning of period	12,831,553	1,408,429
Cancelled warrants	(435,566)	11,476,115
Repriced warrants to settle penalties	8,625,014	-
Redemption of warrants	-	(52,991)
Balance End of Period	$21,021,001	$12,831,553

Accumulated Deficit
Balance beginning of period	(8,043,384)	(2,219,680)
Net loss	(11,722,268)	(5,823,704)
Balance End of Period	$(19,765,652)	$(8,043,384)

Total Shareholders' Equity	$72,202,894	$76,194,778

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements (unaudited)
Expressed in US dollars unless otherwise stated

1. Description of Business and Going Concern

Gran Tierra Energy Inc., a Nevada corporation (the “Company” or “Gran Tierra”) is a publicly traded oil and gas exploration and production company with operations in Argentina, Colombia and Peru. On November 10, 2005, Goldstrike, Inc. (“Goldstrike”), the previous public reporting entity, was acquired in a reverse merger by Gran Tierra Energy Inc. (“Gran Tierra Canada”), a privately-held Alberta corporation. In this transaction, the holders of Gran Tierra Canada’s capital stock acquired shares of either the Company’s common stock or exchangeable shares of a subsidiary of the Company which are exchangeable for shares of the Company’s common stock. This transaction resulted in Gran Tierra Canada becoming a wholly-owned subsidiary of the Company, and Goldstrike changing its name to Gran Tierra Energy Inc. with the management and business operations of Gran Tierra Canada, but remaining incorporated in the State of Nevada.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, explore and develop oil and natural gas interests and generate profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as at and for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $11,722,268 for the six months ended June 30, 2007, and had an accumulated deficit of $19,765,652 as at June 30, 2007. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s existing cash balance and cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its capital investment commitments.

To provide financing for Gran Tierra’s ongoing operations, the Company secured a $50 million credit facility with Standard Bank Plc on February 28, 2007, which will provide additional financing for the Company’s future operations. No funds have been withdrawn from the facility as of June 30, 2007.

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

2. Significant Accounting Policies

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at June 30, 2007, the results of its operations for the three and six month periods ended June 30, 2007 and 2006, and its cash flows for the six month periods ended June 30, 2007 and 2006.

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

Restricted cash

During the second quarter of 2007, investors holding 948,853 units exercised their right to have Gran Tierra return to them their purchase price for the securities held in escrow. Funds of $1,280,951, held in escrow by the Bank of America were refunded to the investors in June, 2007, and the securities were cancelled by the Company. No other investors have the right to cause the Company to return their purchase price for securities.

During the first quarter of 2007, the $1,009,009 held as a letter of credit for work commitments in Peru was returned to Gran Tierra. The Export Development Canada organization put a guarantee in place on the Company’s behalf which resulted in the return of the restricted cash.

Loss per share

Basic loss per share calculations are based on the loss attributable to common shareholders for the period divided by the weighted average number of common shares issued and outstanding during the period. The diluted loss per share calculation is based on the weighted average number of common shares outstanding during the period, plus the effects of dilutive common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued should be calculated using the treasury stock method. This method assumes that all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period. At June 30, 2007, options to purchase 3,450,000 common shares and warrants to purchase 34,432,489 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.

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

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP is effective for fiscal years beginning after December 15, 2006. The Company early adopted this FSP during the year ended December 31, 2006 and recorded $1,258,065 in liquidated damages as an expense in the consolidated statement of operations and deficit and the same amount in accrued liabilities at December 31, 2006. During the six month period ended June 30, 2007 the Company expensed an additional amount of $7,366,949. As at June 30, 2007 the Company’s had recorded accumulated expenses for liquidated damages of $8,625,014. Pursuant to an amendment of terms of Registration Rights Payments with respect to the associated shareholder agreement, the Company’s shareholders waived the right to settle the liquidated damages in cash and in lieu agreed to an amendment of the exercise price of the warrants from $1.75 to $1.05 on June 27, 2007, and an extension of one year in the term for the warrants. The settlement of the liquidated damages is reflected as an increase to the value of the warrants included in the shareholders’ equity section of the consolidated balance sheet.

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

The Colombia assets were acquired on June 20, 2006. Therefore the comparable segmented information for 2006 includes the operations for Columbia and the results of 10 days operations (June 21 - June 30) in June 2006. The following tables present information on the Company’s reportable geographic segments:

	Three months ended June 30, 2007				Three months ended June 30, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total

Revenue	$284,242	$2,008,145	$1,457,347	$3,749,734	$-	$460,202	$1,629,782	$2,089,984
Depreciation, depletion and
accretion	27,374	1,720,102	629,348	2,376,824	8,655	122,327	381,009	511,991
Segment Income (Loss) before
income tax	(4,869,200)	(826,160)	(553,017)	(6,248,377)	(589,398)	174,671	(76,682)	(491,409)
Segment capital expenditures	87,603	4,398,317	(254,608)	4,231,312	(2,086)	77,000	865,997	940,911

	Six months ended June 30, 2007				Six months ended June 30, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total

Revenue	$596,845	$4,290,273	$3,379,446	$8,266,564	$-	$460,202	$2,679,411	$3,139,613
Depreciation, depletion and
accretion	52,677	3,532,753	1,115,468	4,700,898	21,356	122,327	730,782	874,465
Segment Income (Loss) before
income tax	(10,631,178)	(1,255,726)	(1,310,064)	(13,196,968)	(2,009,026)	174,671	181,458	(1,652,897)
Segment Capital Expenditures	526,364	8,225,249	620,220	9,371,833	75,328	77,000	1,241,500	1,393,828

	Period ended June 30, 2007				Year ended December 31, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total
Property, Plant & Equipment	$467,917	$40,939,141	$19,984,132	$61,391,190	$387,682	$34,053,289	$22,266,418	$56,707,389
Goodwill		15,005,083	-	15,005,083	-	15,005,083	-	15,005,083
Total	$467,917	$55,944,224	$19,984,132	$76,396,273	$387,682	$49,058,372	$22,266,418	$71,712,472

4. Capital Assets

	Six months ended June 30, 2007			Year ended December 31, 2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	DD&A	Value	Cost	DD&A	Value
Oil and natural gas properties
Proven	$51,991,677	$(8,899,100)	$43,092,577	$41,191,275	$(3,431,044)	$37,760,231
Unproven	17,622,039	-	17,622,039	18,333,054		$18,333,054
Furniture and Fixtures	774,546	(459,328)	315,218	289,353	(47,637)	$241,716
Computer equipment	603,572	(291,938)	311,634	912,645	(592,646)	$319,999
Automobiles	67,843	(18,121)	49,722	69,499	(17,110)	$52,389
Total Capital Assets	71,059,677	(9,668,487)	61,391,190	60,795,826	(4,088,437)	56,707,389

As of June 30, 2007, the unproven oil and natural gas properties consist of lands held in both Colombia and Argentina. The Company has $14.5 million in unproved assets in Colombia, $3.0 million of unproved assets in Argentina and $0.1 million in unproved assets in Peru. These properties are being held for their exploration value. The Company has capitalized $576,604 (2006 - nil) of general and administrative costs in the Colombian asset value during 2007.

5. Share Capital

	Number of Shares	Amount
Balance, December 31, 2006	95,455,765	$95,455
Exchangeable shares retracted	(1,269,837)	(203)
Issued on retraction of exchangeable shares	1,269,837	203
Cancelled shares	(948,853)	(949)
Balance, June 30, 2007	94,506,912	$94,506

Share capital

Share capital consists of 78,951,358 common voting shares of the Company and 15,555,554 exchangeable shares of Goldstrike Exchange Co. (collectively, “common stock”). Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock.

Warrants

As at December 31, 2006 the Company had 14,472,622 warrants outstanding to purchase 7,236,311 common shares for $1.25 per share and 55,841,208 warrants outstanding to purchase 27,920,604 common shares for $1.75 per share.

During the second quarter of 2007, investors holding 948,853 units, comprising 948,853 common shares and warrants to purchase 474,427 common shares, exercised their right to have the Company return to them the purchase price for the securities held in escrow. The funds of $1,280,951, held in escrow by the Bank of America were refunded to the investors to complete this transaction during June, 2007, and the units were cancelled.

In connection with settlement of liquidated damages relating to a delay in registration of units issued in June 2006, as described in the “Registration Rights Payments” section below, the Company amended the terms of the warrants issued to stockholders by adjusting the exercise price from $1.75 to $1.05 and extending the term of the warrants by one year to June 2012.

As at June 30, 2007, the Company had 14,472,622 warrants outstanding to purchase 7,236,311 common shares for $1.25 per share, 189,830 warrants outstanding to purchase 94,915 common shares for $1.75 per share, and 54,702,524 warrants outstanding to purchase 27,351,262 common shares for $1.05 per share.

Registration Rights Payments

The shares and warrants have registration rights associated with their issuance pursuant to which the Company agreed to register for resale the shares and warrants. In the event that the registration statements are not declared effective by the Securities and Exchange Commission (“SEC”) by specified dates, the Company was required to pay liquidated damages to the purchasers of the share and warrants.

The 15,047,606 units issued in the fourth quarter of 2005 and first quarter of 2006 had liquidated damages payable in the amount of 1% of the purchase price for each unit per month payable each month the registration statement was not declared effective beyond the mandatory effective date (July 10th, 2006). The total amount recorded at December 31, 2006, for these liquidated damages was $269,923. There are no further liabilities associated with these shares. As of February 14, 2007, the first registration was declared effective by the SEC.

In June, 2006, the Company sold an aggregate of 50,000,000 units of its securities at a price of $1.50 per unit in a private offering for gross proceeds of $75 million, pursuant to three separate Securities Purchase Agreements, dated June 20, 2006, and one Securities Purchase Agreement, dated June 30, 2006 (collectively, the “2006 Offering”). Each unit comprised one share of Gran Tierra’s common stock and one warrant to purchase one-half of a share of Gran Tierra’s common stock at an exercise price of $1.75 for a period of five years, resulting in the issuance of 50,000,000 shares of Gran Tierra’s common stock. In connection with the issuance of these securities, Gran Tierra entered into four separate Registration Rights Agreements with the investors pursuant to which Gran Tierra agreed to register for resale the shares and warrants (and shares issuable pursuant to the warrants) issued to the investors in the offering by November 17, 2006. The second registration statement was declared effective by the SEC on May 14, 2007. Gran Tierra had accrued $8.6 million in liquidated damages as of that date.

On June 27, 2007, under the terms of the Registration Rights Agreements, the Company obtained a sufficient number of consents from the signatories to the agreements waiving Gran Tierra’s obligation to pay in cash the accrued liquidated damages. The Company agreed to amend the terms of the warrants issued in the 2006 Offering by reducing the exercise price of the warrants to $1.05 and extending the life of the warrants by one year, in lieu of a cash payment for liquidated damages. The revised fair value of the warrants was determined using a Black-Scholes warrant pricing model based on a 25% volatility rate. The $8,625,014 of liquidated damages has been recorded as an expense in the consolidated statement of operations in the amount of $7,366,949 million during the six months ended June 30, 2007, and in the amount of $1,258,065 million in the fourth quarter of 2006, with a corresponding liability recorded on the consolidated balance sheet. The revision in the fair value of the warrants resulting from the amendment to the terms of the warrants amounted to $8,625,014 (equivalent to the amount of the liquidated damages) and has been reflected on the consolidated balance sheet as an increase to the warrants included in shareholders’ equity and a settlement of the liability for the liquidated damages.

Stock options

The only equity compensation plan approved by the Company’s stockholders is its 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire up to 2,000,000 shares of the Company’s common stock. The Company’s Board of Directors granted the following stock options during 2007: January 2, 2007, options to acquire 225,000 shares of common stock at an exercise price of $1.19 per share; February 22, 2007, options to acquire 415,000 common shares of the Company at an exercise price of $1.27 per share; April 2, 2007, options to acquire 210,000 shares of common stock at an exercise price of $1.29 per share. As of June 30, 2007, 3,450,000 stock options have been granted (December 31, 2006 - 2,700,000 stock options had been granted). The options cannot be exercised, and will be rescinded, if the Company’s stockholders do not approve an increase in the number of shares authorized under the 2005 Equity Incentive Plan sufficient to permit the issuance of the shares issuable upon exercise of these additional stock options.
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

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Outstanding, December 31, 2006	2,700,000	$1.09
Cancelled	(100,000)	($2.62)
Granted, January 2, 2007	225,000	$1.19
Granted, February 22, 2007	415,000	$1.27
Granted, April 2, 2007	210,000	$1.29
Outstanding, June 30, 2007	3,450,000	$1.09

The table below summarizes unexercised stock options at June 30, 2007:

	Number of	Weighted
	Outstanding	Average
Exercise Price ($/option)	Options	Expiry Years
$0.80	1,420,000	8.0
$1.27	1,180,000	9.0
$1.19	225,000	10.0
$1.27	415,000	10.0
$1.29	210,000	10.0
Total	3,450,000	8.8

Total stock-based compensation expense included in general and administrative expense in the consolidated statement of operations for the six months ended June 30, 2007, was $386,321. For the three months ended March 31, 2007, the Company had accrued an expense of $149,844. The Black-Scholes option pricing model was used to determine the fair value of the option grants with the following assumptions:

Dividend yield ($ per share)	$-
Volatility (%), average	80%
Risk-free interest rate (%)	4.5%
Expected life (years)	3.0
Forfeiture percentage (% per year)	10%
The weighted average fair value per option	$0.67

6. Asset Retirement Obligations

Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

	June 30,	December 31,
	2007	2006
Balance, beginning of period	$327,752	$67,732
Obligations assumed with property acquisitions	-	209,314
Expenditures made on asset retirements	11,680	5,061
Accretion	1,186	75,645
Balance, end of period	$340,618	$327,752

7. Income Taxes

The Company has accumulated losses of approximately $19.8 million that can be carried forward and applied against future taxable income. A valuation allowance has been taken for the potential income tax benefit associated with the losses incurred by the Company, due to uncertainty of utilization of the tax losses.

	Six months ended June 30,
	2007	2006
Loss before income taxes	$(13,196,968)	$(1,652,897)
Statutory income tax rate	34%	34%
Income tax benefit expected	(4,486,969)	(561,985)
Stock-based compensation	386,321	49,679
Tax losses in other jurisdictions, not recognized	2,625,948	650,089
Income tax expense	(1,474,700)	137,783

The deferred income tax liability of $11,373,307 on the balance sheet is related to Colombia and Argentina assets, for the following items:

June 30,
2007
Property, Plant and Equipment	$43,092,577
Average Tax Rate	34%
Total Deferred Tax	14,651,476
Less Amortization	(3,278,169)
Net Deferred Tax	$11,373,307

The Company calculates two taxes for its business activities in Argentina. First, a minimum presumed income is calculated by applying a one percent tax rate to taxable assets as of the end of the period. If the tax on minimum presumed income exceeds income tax payable during the year, the excess is considered a prepayment of future income taxes due over the next ten year period. Second, a ‘third party tax substitutable’ is recorded. The government ensures each company, with foreign ownership, withholds taxes based on the assumption that profits will be transferred to the owners. If profits are not transferred, the taxes paid may be used to offset tax liabilities in the future.

The Company was required to calculate a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this requirement, therefore, no further remittance tax liabilities will be accrued. The historical balance which was reported on the Company’s financial statements as of December 31, 2006, was $1,462,226. The Company’s legal advisors are reviewing the new requirements to determine whether the balance can be removed from the financial records. No decision has been made as of July 31, 2007.

8. Accrued Liabilities and Accounts Payable

The balance in accrued liabilities and accounts payable are comprised of the following:

	Six months ended June 30, 2007				Year Ended December 31, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total
Capital expenditures	$14,265	$6,215,531	$350,687	$6,580,483	$-	$5,344,339	$5,521,714	$10,866,053
Wthholding Taxes		148,930		148,930				-
Payroll related expenses	206,808	347,925	20,684	575,417	664,957	333,679	313,589	1,312,225
Audit, legal, consultants	1,034,615	-	41,500	1,076,115	715,332	-	290,915	1,006,247
General and administrative	-	44,269	78,464	122,733	-	-	-	-
Operating costs	-	2,012,728	1,095,238	3,107,966	-	2,745,134	-	2,745,134
Liquidated damages	-	-	-	-	1,527,988	-	-	1,527,988
Financial Derivative	-	-	-	-
Taxes payable	-	867,094	672,509	1,539,603	-	-	1,642,045	1,642,045
Total	$1,255,688	$9,636,477	$2,259,082	$13,151,247	$2,908,277	$8,423,152	$7,768,263	$19,099,692

9. Commitments and contingencies

Leases

Gran Tierra holds three categories of operating leases: office, vehicle and housing. The Company pays $20,376 office lease costs per month, $7,059 vehicle lease costs per month and $2,382 to lease housing as an employee benefit in Argentina and Colombia each month. Future lease payments at June 30, 2007 are as follows:

Year	Cost
2007, Remainder	$168,644
2008	254,049
2009	172,030
2010	148,848
2011	12,404
Total Lease Payments	$755,975

The company entered into four capital leases in 2006 for office equipment in Calgary, Canada. The leases expire between 2008 and 2011. As of June 30, 2007 capital assets were valued at $34,405 (net of amortization of $8,620). Total monthly payments for 2007 are approximately $1,029.

Year	Cost
2007, Remainder	$6,174
2008	8,251
2009	4,152
2010	3,716
2011	971
Total minimum lease payments	$23,264

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

Contingencies

As of June 30, 2007 the contracting parties of Guayuyaco Association Contract, Ecopetrol and Argosy Energy International (“Argosy”), a wholly owned subsidiary of the Company, are working to clarify the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. Ecopetrol has advised Argosy of a material difference in the interpretation of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production of up to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back in to the Guayuyaco discovery. Argosy’s contention is that this amount is the recovery of an amount equal to 30% of the direct exploration costs of the wells and not exclusively for the benefit of Ecopetrol. While Argosy believes its interpretation of the Guayuyaco Association Contract is correct, the resolution of this issue is outstanding pending agreement among the parties or determination through legal proceedings. The estimated value of the disputed extended test production is $2,361,188 with possible costs shared of 50% ($1,180,594) with the Company’s joint venture partner in the contract. No amount has been accrued in the financial statements related to this disagreement because the Company believes the probability of incurring this liability is low, at this time.

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

During the six months ended June 30, 2007, the Company recognized an unrealized loss on derivative instruments of $676,984 (2006 - nil).

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
On June 27, 2007, under the terms of the Registration Rights Agreements, we agreed to amend the terms of the warrants issued in the 2006 offering by reducing the exercise price of the warrants to $1.05 and extending the life of the warrants by one year.

During the second quarter of 2007, investors holding 948,853 units, comprising 948,853 common shares and warrants to purchase 474,427 common shares, exercised their right to have us return to them their purchase price for the securities. The net proceeds from the sale of the securities amounting to $1,280,951, held in escrow were refunded to the investors to complete this transaction during June, 2007, and the securities cancelled.

Effective February 28, 2007, we secured a $50 million credit facility with Standard Bank Plc. The credit facility has a three-year term and an initial borrowing base of $7 million. Funds available under our bank credit facility are limited to the amount of the borrowing base, as determined by the bank semi-annually. No amounts have been drawn-down under the facility.

We currently generate the majority of our revenue and cash flow from the production and sale of crude oil in Argentina and Colombia. The selling prices for our crude oil production are based on international oil prices, which historically have been volatile. In 2007, our production may be subject to natural production declines, and our revenues may be impacted by international oil prices, which are uncertain. Results from operations may also be affected by drilling efforts and planned remedial work programs. Our drilling and work plans for 2007 are expected to be funded from available cash, anticipated cash flow from operations, and our bank credit facility. Oil price declines combined with unexpected costs may require additional equity and/or debt financing during the year. Increases in the borrowing base under our credit facility are dependent on our success in increasing oil and gas reserves and dependent on future oil prices.

Our financial results for the three and six months ending June 30, 2007 as compared to the three months and six months ended June 30, 2006 are principally impacted by acquisitions of oil and gas interests in Argentina and Colombia in the second and fourth quarters of 2006, which affected our results of operations. Our financial condition has also been affected by the equity financings described above.

A summary of selected production and sales information for the three and six months ended June 30, 2007 and 2006 is presented in the following table:

	Three Months Ended June 30,
	2007			2006
	Argentina	Colombia	Total	Argentina	Colombia	Total
Production, net of royalties
Oil (Bbls)	47,894	45,348	93,242	26,707	7,875	34,582
NGLs (Bbls)	(337)	-	(337)	-	-	-
Gas(Boe)	53	-	53	-	-	-
Oil, Gas and NGLs (Boe) (1)	47,610	45,348	92,958	26,707	7,875	34,582
Average Prices
Oil (Per Bbl)	$39.19	$51.91	$44.61	$41.52	$57.06	$45.06
NGLs (Per Bbl)	-	-	-	-	-	$37.07
Gas (Per Mcf)	$2.09	-	$2.09	$1.64	-	$1.64

	Six Months Ended June 30,
	2007			2006
	Argentina	Colombia	Total	Argentina	Colombia	Total
Production, net of royalties
Oil (Bbls)	107,642	94,556	202,198	51,547	7,875	59,422
NGLs (Bbls)	4,165	-	4,165	180	-	180
Gas(Boe)	1,133	-	1,133	1,036	-	1,036
Oil, Gas and NGLs (Boe) (1)	112,940	94,556	207,496	52,763	7,875	60,638
Average Prices
Oil (Per Bbl)	$38.27	$48.44	$42.96	$41.35	$57.06	$43.43
NGLs (Per Bbl)	$37.07	-	$37.07	$38.13	-	$38.13
Gas (Per Mcf)	$2.09	-	$2.09	$1.64	-	$1.64

(1) Gas volumes are converted to barrels of oil equivalent ("Boe") at the rate of 20 thousand cubic feet ("Mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. Natural Gas Liquids (NGLs") volumes are converted to Boe on a one-to-one basis with oil.

Results of Operations for the Three and Six Months ended June 30, 2007 and 2006

The comparison of the financial and operational results for the three and six months ended June 30, 2007 to the same periods in 2006, is impacted primarily by the increases that occurred to our operational assets due to properties acquired during 2006.

In Argentina, we initially held a 14% working interest (WI) in Palmar Largo (oil production), a 50% WI in Nacatimbay (production of natural gas and condensate) and a 50% WI in Ipaguazu (exploration land). These assets are reflected in the results for the three and six month period ended June 30, 2006. During November and December of 2006 we acquired the following additional working interests in Argentina, which further impacted the financial and operational results for the three and six month period ended June 30, 2007.

➢	an additional 50% WI in Nacatimbay

➢	an additional 50% WI in Ipaguazu

➢	50% WI in El Vinalar (oil production)

➢	100% WI in Chivil (oil production)

➢	100% WI in Surubi (exploration land)

➢	100% WI in Santa Victoria (exploration land)

➢	93.2% WI in Valle Morado (exploration land)

Prior to June 20, 2006 we did not own any properties in Colombia. On June 20, 2006 we acquired Argosy Energy International L.P. and became the operator of eight blocks in Colombia. The Santana and Guayuyaco blocks are currently producing. The Rio Magdalena, Talora, Chaza, Primavera, Azar and Mecaya blocks are in their exploration phases. The addition of these assets to our portfolio impacted the results for the three and six months ended June 30, 2007, and had a negligible impact on the periods ended June 30, 2006.

Revenues and Other Income

	Three months June 30,		Six months ended June 30,		Increase from Prior Year
					3 month	6 month
	2007	2006	2007	2006	period	period
Oil Sales	$3,623,671	$2,089,984	$7,899,720	$3,072,394	$1,533,687	$4,827,326
Natural Gas Sales	(12,633)	-	35,494	67,219	(12,633)	(31,725)
Interest and Other	138,696	-	331,350	-	138,696	331,350
Total	$3,749,734	$2,089,984	$8,266,564	$3,139,613	$1,659,750	$5,126,951

The increase in revenue realized in the three and six month periods ended June 30, 2007 as compared to the prior year periods is attributed primarily to the additional properties acquired during 2006. The addition of interest income earned in the three and six month periods in 2007 on our cash deposits also contributed to the increase in revenue. We had no interest income in the relevant 2006 periods because the cash balances were sourced from the June 2006 private equity issuance. This asset did not start generating interest income until the third quarter of 2006.

In Argentina, crude oil production after 12% royalties for the three and six month periods ended June 30, 2007 was 47,894 and 107,642 barrels, respectively, compared to 26,707 barrels and 51,547 barrels, respectively, for the three and six month periods ended June 30, 2006. The difference in production can be primarily attributed to the additional properties acquired during 2006.

In Argentina, oil sales after 12% royalties were 43,739 and 99,989 barrels for the three and six months ended June 30, 2007, respectively, compared to 42,537 and 64,798 barrels for the three and six month periods ended June 30, 2006, respectively. The difference between the results for the three and six months ended June 30, 2007 and the same periods in 2006 can be primarily attributed to the additional properties acquired during 2006.

In Argentina, net revenue for the three and six months ended June 30, 2007, after deducting royalties at an average royalty rate of 12% of production revenue, was $1.6 million and $3.7 million, respectively, for oil. Net revenue for the same period in 2006 was $1.6 million and $2.6 million, respectively. Our net loss from Argentina operations for the second quarter and first half of 2007 was $0.3 million and $0.8 million, respectively, due primarily to planned workover and maintenance activities, which reduced production by approximately 8,400 barrels during the quarter and half, with a corresponding reduction of $0.3 million to revenue.

Average sales price for oil sales during the three and six months ended June 30, 2007 was $39.19 and $38.27 per barrel compared to $41.52 and $41.35 for the same period in 2006. Average sales prices at Nacatimbay for natural gas sales were $2.09 per Mcf for the three and six months ended June 30, 2007 compared to $1.64 for the same periods in 2006. Although oil pricing determination is based on West Texas Intermediate (“WTI”) price, oil and natural gas prices are effectively regulated in Argentina.

In Colombia, production after royalties was 45,348 and 94,556 barrels for the three and six months ended June 30, 2007, respectively. Following the acquisition on June 20, 2006 there was production of 7,875 barrels from Colombia for the same periods during 2006, which represents 10 days of production.

In Colombia, sales after royalties were 37,854 and 85,734 barrels for the three and six months ended June 30, 2007, respectively. Following the acquisition on June 20, 2006, sales after royalties were 7,489 barrels from Colombia during the same periods of 2006, which represents 10 days of production.

In Colombia, net revenue was $2.0 million and $4.3 million for the three and six month periods ended June 30, 2007, respectively, reflecting royalty rates of 20% for the Santana block and 8% for the Guayuyaco, Juanambu, and Costayaco blocks. The average sales prices for oil during these periods were $51.91 and $48.44 per barrel, respectively. Our net profit from the Colombian operations was $0.2 for the three months ended June 30, 2007 and we incurred a net loss of $0.3 million for the six month period ended June 30, 2007.

We earned interest income of $138,696 and $331,350 in the three and six month periods in 2007 on our cash deposits from our financing in June 2006, compared to no interest income in the corresponding 2006 periods.

We expect our revenues to increase as we describe in “Liquidity and Capital Resources”.

Operating Expenses

	Three months June 30,		Six Months ended June 30,		Increase from Prior Year
					3 month	6 month
	2007	2006	2007	2006	period	period
Operating Expenses	$1,925,156	$1,089,540	$4,105,980	$1,442,620	$835,616	$2,663,360
Cost per barrel	$20.65	$38.16	$19.90	$24.04	$ (17.51)	($ 4.14)

For the three and six month periods ended June 30, 2007, operating expenses were $20.65 and $19.90 per barrel. Argentina’s operating costs were $25.25 per barrel, which included $7.07 per barrel of costs associated with one-time workover projects, for the six months ended June 30, 2007. Colombia’s operating costs were $13.57 per barrel, which included $5.46 per barrel of costs associated with one-time workover projects, for the six months ended June 30, 2007. Operating expenses for the three and six months ended June 30, 2006 were $38.16 and $24.04 per barrel, which were significantly higher than 2007. Higher costs are the result of lower production volumes during 2006. There were only 10 days of operating expenses for Colombia during the period ended June 30, 2006.

We expect our operating costs to increase as we describe in “Liquidity and Capital Resources”.

Depletion, depreciation and accretion

	Three months June 30,		Six Months ended June 30,		Increase from Prior Year
					3 month	6 month
	2007	2006	2007	2006	period	period
Cost	$2,376,824	$511,991	$4,700,898	$874,465	$1,864,833	$3,826,433

Depletion, depreciation and accretion for the three and six months ended June 30, 2007, increased compared to the same periods in 2006. The increase reflects the addition of properties acquired in Colombia and Argentina during 2006. The depletion rate for 2007 in Colombia is approximately $16 per barrel and $14 per barrel in Argentina.

We expect our depletion rate on a per barrel basis in Colombia to decrease as we describe in “Liquidity and Capital Resources”.

General and Administrative

	Three months June 30,		Six Months ended June 30,		Increase from Prior Year
					3 month	6 month
	2007	2006	2007	2006	period	period
Cost	$2,679,734	$880,554	$4,618,856	$2,471,583	$1,799,180	$2,147,273

The increase in general and administrative costs for the three and six months ended June 30, 2007 compared to the same periods in 2006, was due to the increased level of activity related to our business resulting from the acquisition of the Argosy properties in Colombia and additional properties in Argentina.

Liquidated Damages

	Three months June 30,		Six Months ended June 30,		Increase from Prior Year
					3 month	6 month
	2007	2006	2007	2006	period	period
Liquidated damages	$3,234,799	-	$7,366,949	-	$3,234,799	$7,366,949

Liquidated damages expensed in the second quarter and first half of 2007 relate to liquidated damages payable to our stockholders as a result of the registration statement for 50 million units sold in the second quarter of 2006 not becoming effective within the period specified in the share registration rights agreements for those securities. We expensed a further $1,258,065 in the fourth quarter of 2006. This registration statement became effective on May 14, 2007.

On June 27, 2007, under the terms of the Registration Rights Agreements, we obtained a sufficient number of consents from the signatories to the agreements waiving our obligation to pay in cash the accrued liquidated damages. We agreed to amend the terms of the warrants issued in the 2006 offering by reducing the exercise price of the warrants from $1.75 to $1.05 and extending the life of the warrants by one year, in lieu of cash payment of liquidated damages.

The $8.6 million of liquidated damages have been recorded as expense in the consolidated statement of operations in the amounts $4,132,150 and $3,234,799 in the first and second quarters of 2007, respectively, and $1,258,065 in the fourth quarter of 2006. The change of $8.6 million in the fair value of the warrants arising from the amendment to the terms of the warrants was determined using a Black-Scholes warrant pricing model based on a 25% volatility rate. The change in fair value of the warrants has been reflected as an increase of $8.6 million in the value of the warrants recorded on the consolidated balance sheet and a corresponding settlement of the liability for liquidated damages.

Unrealized Loss from Derivative Instrument

	Three months June 30,		Six Months ended June 30,		Increase from Prior Year
					3 month	6 month
	2007	2006	2007	2006	period	period

Cost	$19,984	-	$676,984	-	$19,984	$676,984

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

During the three and six months ended June 30, 2007, we recognized unrealized losses on these derivative instruments as reflected in the table above.

Foreign Exchange Loss

	Three months June 30,		Six Months ended June 30,		Increase from Prior Year
					3 month	6 month
	2007	2006	2007	2006	period	period

Cost	$(238,386)	$99,308	$(6,134)	$3,842	$(337,694)	$(9,976)

The loss in 2007 arose primarily from translation of local currency denominated transactions in our South American operations into US dollars against a US dollar which was significantly weaker than the first half of 2006.

 Income Tax

	Three months June 30,		Six Months ended June 30,		Increase from Prior Year
					3 month	6 month
	2007	2006	2007	2006	period	period
Income Tax	$1,176,292	$(80,325)	$1,474,700	$(137,783)	$1,256,617	$1,612,483

Our Argentina operations generated a net loss before tax of $1.3 million, which resulted in a local income tax benefit of $480,102. The Colombia operations generated a tax refund for 2006 of $1,045,408 which is offset by the 2007 income tax expense of ($777,778) for a net income tax benefit of $267,630. The tax benefit was further increased through the amortization of the Colombian deferred tax asset for the six months ending June 30, 2007. This compares to a tax expense of $80,325 and $137,783 for the three and six months ended June 30, 2006 as a result of net income before tax generated by the Argentina business unit.

Capital Expenditures

During the three months ended June 30, 2007, we spent $4.2 million on capital projects. During the six months ended June 30, 2007, we spent $9.3 million on capital projects.

In Argentina, capital expenditures for the six months ending June 30, 2007, were $0.6 million. We incurred costs of $0.6 million to complete the Puesto Climaco-2 sidetrack well in the Vinalar Block which was drilled in December 2006.

In Colombia, capital expenditures for the six months ending June 30, 2007, were $8.2 million. We drilled the Juanambu-1 and Costayaco-1 wells for a net cost of $5.9 million. We drilled the following wells in Colombia which were dry and abandoned: Laura-1 and Cachapa-1. The drilling costs for these wells were paid by our partners and the wells were drilled at no cost to Gran Tierra. We drilled the Caneyes-1 well, which was dry and abandoned, at a cost to us of $1.7 million. We incurred costs of $0.6 million on other projects in Colombia during 2007 for other exploration properties in Colombia.

Liquidity and Capital Resources

As of June 30, 2007, our cash balance was $9.8 million and our current assets (including cash balance) less current liabilities was $7.2 million, compared to cash of $24.1 million and current assets less current liabilities of $14.3 million at December 31, 2006. We also have a credit facility with a bank that provides for borrowing in an amount of the present value of our petroleum reserves, up to a maximum of $50 million.

The accounts receivable balance at June 30, 2007, was $5.3 million which is $0.2 million greater than the balance at December 31, 2006. We reclassified a number of tax categories totaling ($2.2) million to taxes receivable which were previously reported in accounts receivable as at December 31, 2006. The receivable balance decreased as of June 30, 2007, in Argentina, by ($0.3) million because partner payments were collected for joint capital projects during 2007. The receivable balance increased by $2.7 million in Colombia due to the cash calls requested from joint venture partners for capital expenditures on joint projects.

Taxes receivable, net of taxes payable, increased by $4.0 million in the second quarter. We reclassified a number of tax categories totaling $2.2 million which were previously reported in accounts receivable as at December 31, 2006. The remaining net increase of $1.8 million is due to a $1.0 million tax refund due to the Colombian operations for 2006, $0.4 million for an increase in the VAT tax due to us in Argentina, and $0.4 million for an increase in the income tax carryforward balance in Argentina.

Current liabilities decreased by $6.2 million for the six month period ended June 30, 2007, primarily due to a reduction of $4.5 million in accrued liabilities due to the settlement of Argentine property acquisition costs and drilling costs recorded in December 2006.

During the six months ended June 30, 2007 we reduced our cash balances by $14.3 million.  We had cash inflows of $1.3 million from operating activities, and $15.5 million outflows from investing activities including oil and gas property expenditures of $9.4 million relating primarily to our drilling and other oilfield activities primarily in Colombia.

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

During 2007, we planned to drill ten wells, conduct several workovers of existing wells, and conduct technical studies on our existing acreage.

In Argentina, we completed the Puesto Climaco-2 side track well in the first quarter of 2007.

In Colombia, we scheduled eight new wells for drilling in 2007, consisting of the Laura-1 exploration well in the Talora Block, the Caneyes-1 exploration well in the Rio Magdalena Block, the Soyona-1 and Cachapa-1 exploration wells in the Primavera Block, the Juanambu-1 and Floresta-1 exploration wells in the Guayuyaco Block, the Costayaco-1 exploration well in the Chaza Block, and the Piedra-1 exploration well in the Talora block. Laura-1 was drilled in January 2007, Caneyes-1 was drilled in February 2007, the Soyona-1 well was drilled in April and Cachapa-1 was drilled in March 2007. The four wells were plugged and abandoned.

Successful wells were drilled in the Chaza and Guayayaco areas. The Juanambu-1 well was drilled in March 2007 and encountered hydrocarbon shows in four zones. Testing established the presence of a significant oil accumulation. The Costayaco-1 well was drilled and tested, and also indicated a significant accumulation of oil in a number of zones. Consequently, our proven reserves in Colombia have substantially increased. As a result, the depletion rate per barrel for Colombia will decrease substantially in the third quarter of 2007. We expect commercial production to begin during the third quarter for Costayaco-1 and during the fourth quarter for Juanambu-1, assuming we receive the required government approvals. We expect the production from these two wells to increase revenues, net of operating costs, for the remainder of the year. We also expect to incur additional development costs during upgrading of production facilities in both locations. In addition, we expect to initiate planning for field development as a result of the Costayaco and Juanambu discoveries. We are planning two development wells at Costayaco based on available seismic data. We are also planning a new 3-D seismic data acquisition program over the Costayaco structure to optimize positioning of future drilling locations.

In Peru, operations in 2007 are limited to technical studies of Block 122 and Block 128, which involve expenditures of approximately $750,000.

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

Future growth and acquisitions will depend on our ability to raise additional funds through equity, warrant exercises and/or debt markets. During 2005 and 2006 we completed financing initiatives to support recent acquisition initiatives, which have also brought additional production and cash flow into our company. Increases in the borrowing base under our credit facility are dependent on our success in increasing oil and gas reserves and on future oil prices. Additional funds will be provided to us if holders of our warrants to purchase common shares decide to exercise the warrants.

Our initiatives to raise debt or equity financing to fund capital expenditures or other acquisition and development opportunities may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock to raise capital may be negatively affected. Also, raising funds by issuing stock or other equity securities would further dilute our existing stockholders, and this dilution would be exacerbated by a decline in stock price. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve further pledging of some or all of our assets that are not currently pledged under our existing credit facility.

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

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, we entered into a costless collar derivative instrument for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. At June 30, 2007, the value of this costless collar was a loss of $676,984. A hypothetical 10% increase in WTI price on June 30, 2007 would cause the loss to increase by approximately $904,550, and a hypothetical 10% decrease in WTI price on June 30, 2007 would cause the loss to decrease by approximately $604,200.

We consider our exposure to interest rate risk to be immaterial. Interest rate exposures relate entirely to our investment portfolio, as we do not have short-term or long-term debt. However, if we draw down amounts under our credit facility with Standard Bank Plc, we will incur interest rate risk with respect to the amounts drawn down and outstanding. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality bank issuers at overnight rates. We do not hold any of these investments for trading purposes. We do not hold equity investments.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 15d-15 of the Securities Exchange Act of 1934. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 15d-15 promulgated under the Securities Exchange Act of 1934, as amended.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

When we require such additional capital we plan to pursue sources of such capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do succeed in raising additional capital, the capital received through our past private offerings to accredited investors may not be sufficient to fund our operations going forward without obtaining additional capital financing. Furthermore, future financings are likely to be dilutive to our stockholders, as we will most likely issue additional shares of common stock or other equity to investors in future financing transactions. In addition, debt and other mezzanine financing may involve a pledge of assets and may be senior to interests of equity holders. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertibles and warrants, which will adversely impact our financial condition.

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

 If we fail to make the cash calls required by our joint ventures, we may be required to forfeit our interests in such joint ventures, which could substantially affect the implementation of our business strategy. We were required to place $400,000 in escrow to secure future cash calls in conjunction with the acquisition of our interest at Palmar Largo in Argentina, which funds have now been returned to us. However, in the future we will be required to make periodic cash calls in connection with our Palmar Largo joint venture and other joint ventures where we are not the operator, or we may be required to place additional funds in escrow to secure our obligations related to our joint venture activity. If we fail to make the cash calls required in connection with the joint ventures, whether because of our cash constraints or otherwise, we will be subject to certain penalties and eventually would be required to forfeit our interest in the joint venture.

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

 Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of net losses that may continue in the future. We have included an explanatory paragraph in Note 1 of our audited financial statements for the year ended December 31, 2006, and unaudited financial statements for the period ended June 30, 2007 to the effect that our dependence on equity and debt financing raises substantial doubt about our ability to continue as a going concern. Our accumulated deficit at June 30, 2007 was $19.8 million. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We May Not Be Able to Develop Oil and Gas Reserves on an Economically Viable Basis, and Our Reserves and Production May Decline as a Result.

 To the extent that we succeed in discovering oil and/or natural gas, reserves may not be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our company’s viability depends on our ability to find or acquire, develop and commercially produce additional oil and gas reserves. Without the addition of reserves through exploration, acquisition or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

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

The oil and gas industry in South America is not as efficient or developed as the oil and gas industry in North America. As a result, our exploration and development activities may take longer to complete and may be more expensive than similar operations in North America. The availability of technical expertise, specific equipment and supplies may be more limited than in North America. We expect that such factors will subject our international operations to economic and operating risks that may not be experienced in North American operations. In addition, oil and natural gas prices in Argentina are effectively regulated and as a result are substantially lower than those received in North America. Our average price for oil in Argentina for 2007, year to date, was $38.13 per barrel, net of royalties and selling costs compared to the average West Texas Intermediate price of $65 per barrel for the period. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, a government agency and the purchaser of all oil that we produce in Colombia, may cause realized prices to be lower than those received in North America, meaning that our revenue and gross profit may be lower compared to similar production levels in North America. Our average oil price in Colombia for 2007, year to date, was $48.66 per barrel, net of royalties and selling costs.

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

We, through our acquisition of Argosy Energy International, have interests in three regions of Colombia - in the Middle Magdalena, Llanos and Putumayo regions. The Putumayo region has been prone to guerilla activity in the past. In 1989, Argosy’s facilities in one field were attacked by guerillas and operations were briefly disrupted. Pipelines have also been targets, including the Trans-Andean export pipeline which transports oil from the Putumayo region.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

 We expect to sell our oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our production is primarily invoiced in United States dollars, but payment is also made in Argentine and Colombian pesos, at the then-current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to United States dollars, our company’s functional currency. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentine peso and US dollar has varied between 2.91 pesos to one US dollar to 3.13 pesos to the US dollar, a fluctuation of approximately 5%. Exchange rates between the Colombian peso and US dollar have varied between 1,951 pesos to one US dollar to 2,640 pesos to one US dollar since September 1, 2005, a fluctuation of approximately 25%. As currency exchange rates fluctuate, translation of the statements of income of international businesses into United States dollars will affect comparability of revenues and expenses between periods.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

 None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: August 14, 2007	By:	/s/ Dana Coffield
Dana Coffield
Its: Chief Executive Officer

Date: August 14, 2007	By:	/s/ Martin Eden
Martin Eden
Its: Chief Financial Officer

 EXHIBIT INDEX

Exhibit No.	Description	Reference

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate of Amendment to Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007 (File No. 000-52594).

10.1	Form of Liquidated Damages Waiver	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32	Section 1350 Certifications.	Filed herewith.