Form 10-Q
period 2007-09-30
GRAN TIERRA ENERGY, INC.
filed 2007-11-08
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

On October 31, 2007, the total number of outstanding shares of our common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc., which are exchangeable into our common stock, was 95,018,579. Of this total, there were outstanding 80,231,276 shares of common stock and 14,787,303 shares of common stock issuable upon the exchange of exchangeable shares. In addition, we had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra Energy Inc. The special voting stock generally votes together with the common stock on all matters on which the holders of our common are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statement of Operations and Accumulated Deficit (unaudited)
Stated in US dollars

	Three Months Ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006

REVENUE AND OTHER INCOME
Oil sales	$7,992,648	$5,221,226	$15,892,368	$8,293,620
Natural gas sales	-	(1,918)	35,494	65,301
Interest and other	46,082	175,641	377,432	195,816
	8,038,730	5,394,949	16,305,294	8,554,737
EXPENSES
Operating	2,613,474	1,259,888	6,719,453	2,702,507
Depletion, depreciation and accretion	1,848,954	1,449,694	6,549,852	2,324,158
General and administrative	2,964,865	1,506,439	7,583,721	3,998,196
Liquidated damages (Note 5)	-	261,182	7,366,949	261,182
Derivative financial instruments (Note 10)	116,596	-	793,580	-
Foreign exchange (gain) loss	(85,637)	273,684	(91,772)	277,526
	7,458,252	4,750,887	28,921,783	9,563,569

INCOME(LOSS) BEFORE INCOME TAX	580,478	644,062	(12,616,489)	(1,008,832)
Income tax expense (recovery)	(511,219)	710,417	(1,985,918)	848,200
NET INCOME (LOSS)	$1,091,697	$(66,355)	$(10,630,571)	$(1,857,032)

ACCUMULATED DEFICIT, beginning of period	(19,765,652)	(4,010,357)	(8,043,384)	(2,219,680)
ACCUMULATED DEFICIT, end of period	$(18,673,955)	$(4,076,712)	$(18,673,955)	$(4,076,712)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$0.01	$(0.00)	$(0.11)	$(0.03)
Weighted average common shares outstanding - basic	94,683,878	95,455,759	95,112,226	63,043,998
Weighted average common shares outstanding - diluted	107,597,185	95,455,759	95,112,226	63,043,998

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheet (Unaudited)
Stated in US dollars

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$8,048,401	$24,100,780
Restricted cash (Note 2)	-	2,291,360
Accounts receivable	11,562,103	5,089,561
Taxes receivable	3,048,850	404,120
Inventory	605,092	811,991
Prepaids	204,703	676,524
Total Current Assets	23,469,149	33,374,336
Oil and gas properties, using the full cost method of accounting
Proved	41,510,680	37,760,230
Unproved	18,130,875	18,333,054
Total Oil and Gas Properties	59,641,555	56,093,284
Other assets	649,450	614,104
Total Property, Plant and Equipment (Note 4)	60,291,005	56,707,388
Long term assets
Deferred tax asset	1,557,138	444,324
Long term investment and other	1,554,053	379,678
Goodwill	15,005,083	15,005,083
Total Long Term Assets	18,116,274	15,829,085
Total Assets	$101,876,428	$105,910,809
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable (Note 8)	$8,852,043	$6,729,839
Accrued liabilities (Note 8)	3,856,998	9,199,820
Liquidated damages (Note 5)	-	1,527,988
Current taxes payable	1,446,928	1,642,045
Total Current Liabilities	14,155,969	19,099,692
Long term liabilities	2,066,081	412,929
Deferred tax liability (Note 7)	10,500,817	9,875,657
Derivative financial instruments (Note 10)	793,580	-
Asset retirement obligation (Note 6)	388,108	327,752
Total Long Term Liabilities	13,748,586	10,616,338
Shareholders' equity
Common shares (Note 5)	94,898	95,455
(80,111,276 common shares and 14,787,303 exchangeable shares, par value $0.001 per share, issued and outstanding)
(2006 common and exchangeable shares respectively 78,789,104 and 16,666,661)
Additional paid in capital	71,805,151	71,311,155
Warrants	20,745,779	12,831,553
Accumulated deficit	(18,673,955)	(8,043,384)
Total Shareholders' Equity	73,971,873	76,194,779
Total Liabilities and Shareholders' Equity	$101,876,428	$105,910,809

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statement of Cash Flow (unaudited)
(Stated in US dollars)

	Nine Months Ended September 30,
	2007	2006

Operating Activities
Net loss	$(10,630,571)	$(1,857,032)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depletion, depreciation and accretion	6,549,852	2,324,158
Deferred tax liability	(487,654)	123,193
Stock based compensation	636,619	203,306
Liquidated damages	7,366,949	-
Asset retirement obligation	-	(9,218)
Unrealized loss on financial instruments	793,580	-
Net changes in non-cash working capital
Accounts receivable	(6,472,542)	(1,044,052)
Inventory	206,899	110,073
Prepaids and other current assets	471,821	(185,586)
Liquidated damages	(1,527,988)	-
Accounts payable and accrued liabilities	4,617,930	1,601,685
Taxes receivable and payable	(2,839,848)	957,404
Net cash provided by operating activities	(1,314,953)	2,223,931
Investing Activities
Restricted cash	1,010,409	(12,216,835)
Business combination, net of cash acquired	-	(38,217,930)
Property and equipment additions	(10,073,112)	(6,011,735)
Long term assets and liabilities	478,777	(28,940)
Change in non-cash working capital due to investing activities	(6,580,483)	-
Net cash used in investing activities	(15,164,409)	(56,475,440)
Financing Activities
Proceeds from issuance of common stock	426,983	70,826,137
Net cash provided by financing activities	426,983	70,826,137

Net decrease in cash and cash equivalents	(16,052,379)	16,574,628
Cash and cash equivalents, beginning of period	24,100,780	2,221,456
Cash and cash equivalents, end of period	$8,048,401	$18,796,084

Supplemental cash flow disclosures:
Cash paid for interest	$11,861	$35,194
Cash paid for taxes	$-	$-

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statement of Shareholders' Equity (unaudited)
(Stated in US dollars)

	September 30, 2007	December 31, 2006

Share Capital
Balance beginning of period	$95,455	$43,285
Issue of common shares	392	52,170
Cancelled common shares	(949)	-
Balance End of Period	$94,898	$95,455

Additional paid-in-capital
Balance beginning of period	71,311,155	11,807,313
Issue of (cancelled) common shares	(417,846)	59,190,356
Redemption of warrants	275,223	52,991
Stock based compensation expense	636,619	260,495
Balance End of Period	$71,805,151	$71,311,155

Warrants
Balance beginning of period	12,831,553	1,408,429
Cancelled warrants	(435,566)	11,476,115
Repriced warrants to settle penalties	8,625,014	-
Redemption of warrants	(275,222)	(52,991)
Balance End of Period	$20,745,779	$12,831,553

Accumulated Deficit
Balance beginning of period	(8,043,384)	(2,219,680)
Net loss	(10,630,571)	(5,823,704)
Balance End of Period	$(18,673,955)	$(8,043,384)

Total Shareholders' Equity	$73,971,873	$76,194,779

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements (unaudited)
Expressed in US dollars unless otherwise stated

1. Description of Business and Going Concern
Gran Tierra Energy Inc., a Nevada corporation (the “Company” or “Gran Tierra”) is a publicly traded oil and gas exploration and production company with operations in Argentina, Colombia and Peru. On November 10, 2005, Goldstrike, Inc. (“Goldstrike”), the previous public reporting entity, was acquired in a reverse merger by Gran Tierra Energy Inc. (“Gran Tierra Canada”), a privately-held Alberta corporation. In this transaction, the holders of Gran Tierra Canada’s capital stock acquired shares of either the Company’s common stock or exchangeable shares of a subsidiary of the Company which are exchangeable for shares of the Company’s common stock. This transaction resulted in Gran Tierra Canada becoming a wholly-owned subsidiary of the Company, and Goldstrike (now the Company) changing its name to Gran Tierra Energy Inc. with the management and business operations of Gran Tierra Canada, but incorporated in the State of Nevada.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, explore and develop oil and natural gas interests and generate profitable operations from its oil and natural gas interests in the future. The Company’s financial statements as at and for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $10,630,571 for the nine months ended September 30, 2007 and had an accumulated deficit of $18,673,955 as at September 30, 2007. The Company expects to incur substantial expenditures to further its capital investment programs and the Company’s existing cash balance and cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its capital investment commitments.

To provide financing for Gran Tierra’s ongoing operations, the Company secured a $50 million credit facility with Standard Bank Plc on February 28, 2007, which will provide additional financing for the Company’s future operations. As at September 30, 2007, the Company has not drawn-down on this facility.

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

2. Significant Accounting Policies
These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at September 30, 2007, the results of its operations for the three and nine month periods ended September 30, 2007 and 2006, and its cash flows for the nine month periods ended September 30, 2007 and 2006.

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

Earnings (loss) per share
Basic earnings (loss) per share calculations are based on the income (loss) attributable to common shareholders for the period divided by the weighted average number of common shares issued and outstanding during the period. The diluted earnings (loss) per share calculation is based on the weighted average number of common shares outstanding during the period, plus the effects of dilutive common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued should be calculated using the treasury stock method. This method assumes that all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period. For the nine month period ended September 30, 2007, options to purchase 3,435,000 common shares and warrants to purchase 34,290,821 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive. For the three month period ended September 30, 2007, 189,830 warrants to purchase 94,915 common shares were excluded from the diluted earnings per share calculation as the instruments were anti-dilutive. For the three and nine month periods ended September 30, 2006, options to purchase 1,830,000 common shares and warrants to purchase 35,156,915 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.

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

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP is effective for fiscal years beginning after December 15, 2006. The Company early adopted this FSP during the year ended December 31, 2006 and recorded $1,258,065 in liquidated damages as an expense in the consolidated statement of operations and deficit and the same amount in accrued liabilities at December 31, 2006. During the nine month period ended September 30, 2007 the Company expensed an additional amount of $7,366,949. As at September 30, 2007, the Company had an accumulated expense for liquidated damages of $8,625,014. Pursuant to an amendment of terms of Registration Rights Payments with respect to the associated shareholder agreement, the Company’s shareholders waived the right to settle the liquidated damages in cash and in lieu agreed to an amendment of the exercise price of the warrants from $1.75 to $1.05 on June 27, 2007, and an extension of one year in the term for the warrants. The settlement of the liquidated damages is reflected as an increase to the value of the warrants included in the shareholders’ equity section of the consolidated balance sheet.

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

The Colombia assets were acquired on June 20, 2006. Therefore the comparable segmented information for 2006 includes the operations for Colombia and the results of 102 days operations (June 21 - September 30) in September 2006. The following tables present information on the Company’s reportable geographic segments:

	Three months ended September 30, 2007				Three months ended September 30, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total

Revenues	$23,071	$5,920,024	$2,095,635	$8,038,730	$172,923	$3,616,833	$1,605,193	$5,394,949
Depreciation, Depletion & Accretion	35,273	1,285,700	527,981	1,848,954	12,939	1,042,235	394,520	1,449,694
Segment Income (Loss) before income tax	(2,288,545)	3,451,209	(582,186)	580,478	(843,230)	1,385,560	101,732	644,062
Segment Capital Expenditures	$19,224	$694,743	$27,984	$741,951	$31,844	$2,009,063	$2,577,000	$4,617,907

	Nine months ended September 30, 2007				Nine months ended September 30, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total

Revenues	$185,965	$10,210,297	$5,909,032	$16,305,294	$193,098	$4,077,035	$4,284,604	$8,554,737
Depreciation, Depletion & Accretion	87,950	4,830,133	1,631,769	6,549,852	34,295	1,164,560	1,125,303	2,324,158
Segment Income (Loss) before income tax	(13,353,674)	2,195,484	(1,458,299)	(12,616,489)	(2,852,257)	1,560,233	283,192	(1,008,832)
Segment Capital Expenditures	$152,136	$8,904,228	$1,016,748	$10,073,112	$107,172	$2,086,063	$3,818,500	$6,011,735

PP&E by Segment, Net

	Period ended September 30, 2007				Year ended December 31, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total
Property, Plant & Equipment	$451,868	$40,348,184	$19,490,953	$60,291,005	$387,682	$36,274,088	$20,045,618	$56,707,388
Goodwill	-	15,005,083	-	15,005,083	-	15,005,083	-	15,005,083
Total	$451,868	$55,353,267	$19,490,953	$75,296,088	$387,682	$51,279,171	$20,045,618	$71,712,471

4. Property, Plant and Equipment

	As at September 30, 2007			As at December 31, 2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	DD&A	Value	Cost	DD&A	Value
Oil and natural gas properties
Proved	$52,253,423	$(10,742,743)	$41,510,680	$41,191,274	$(3,431,044)	$37,760,230
Unproved	18,130,875	-	18,130,875	18,333,054		18,333,054
Furniture and Fixtures	791,356	(506,489)	284,867	289,353	(47,637)	241,716
Computer equipment	627,022	(307,981)	319,041	912,645	(592,646)	319,999
Automobiles	67,843	(22,301)	45,542	69,499	(17,110)	52,389
Total Capital Assets	$71,870,519	$(11,579,514)	$60,291,005	$60,796,825	$(4,088,437)	$56,707,388

As of September 30, 2007, the unproved oil and natural gas properties consist of lands held in both Colombia and Argentina. The Company has $15.0 million in unproved assets in Colombia, $3.0 million of unproved assets in Argentina and $0.1 million in unproved assets in Peru as of September 30, 2007. These properties are being held for their exploration value. The Company has capitalized $764,464 (2006 - nil) of general and administrative costs in the Colombian asset value during 2007.

As a result of the completion of an independent reserve audit by reserve auditors and internal assessments relating to the Company’s exploration and drilling program in the first half of 2007, the Company has increased its proved reserves.

For the Costayaco oil discovery, the Company’s independent reserve auditors have allocated to Gran Tierra proved reserves of 2.7 million barrels of oil. The discovery of the Costayaco field in the Chaza Block, located in the Putumayo Basin of Colombia, was the result of drilling the Costayaco-1 exploration well in the second quarter of 2007.

For the Juanambu discovery, the Company’s independent reserve auditors have allocated to the Company proved reserves of 0.1 million barrels of oil. The discovery of the Juanambu field in the Guayuyaco Block, also located in the Putumayo Basin of Colombia was the result of drilling the Juanambu-1 exploration well early in 2007.

As a result of the adjustments and production for the first half of 2007, the Company’s estimate of proved reserves, net of royalties, as of September 30, 2007, stands at 5.4 million barrels of oil.  This contrasts to Gran Tierra’s December 31, 2006 proved reserves of 3.0 million barrels of oil.

 5. Share Capital

	Number of Shares	Amount
Balance, December 31, 2006	95,455,765	$95,455
Exchangeable shares retracted	(1,879,268)	(300)
Issued on retraction of exchangeable shares	1,879,268	300
Redemption of warrants	391,667	392
Cancelled shares	(948,853)	(949)
Balance, September 30, 2007	94,898,579	$94,898

Share capital
Share capital consists of 80,111,276 common voting shares of the Company and 14,787,303 exchangeable shares of Goldstrike Exchange Co. (collectively, “common stock”). Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock.

Warrants
As at December 31, 2006 the Company had warrants outstanding to purchase 7,236,311 common shares for $1.25 per share and warrants outstanding to purchase 27,920,604 common shares for $1.75 per share.

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

In connection with settlement of liquidated damages relating to a delay in registration of units issued in June 2006, as described in the “Registration Rights Payments” section below, the Company amended the terms of the warrants issued to stockholders in June 2006 by adjusting the exercise price from $1.75 to $1.05 and extending the term of the warrants by one year to June 2012.

As at September 30, 2007, the Company had warrants outstanding to purchase 7,221,311 common shares for $1.25 per share, warrants outstanding to purchase 94,915 common shares for $1.75 per share, and warrants outstanding to purchase 26,974,595 common shares for $1.05 per share.

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

In June, 2006, the Company sold an aggregate of 50 million units of its securities at a price of $1.50 per unit in a private offering for gross proceeds of $75 million, pursuant to three separate Securities Purchase Agreements, dated June 20, 2006, and one Securities Purchase Agreement, dated June 30, 2006 (collectively, the “2006 Offering”). Each unit comprised one share of Gran Tierra’s common stock and one warrant to purchase one-half of a share of Gran Tierra’s common stock at an exercise price of $1.75 for a period of five years, resulting in the issuance of 50 million shares of Gran Tierra’s common stock. In connection with the issuance of these securities, Gran Tierra entered into four separate Registration Rights Agreements with the investors pursuant to which Gran Tierra agreed to register for resale the shares and warrants (and shares issuable pursuant to the warrants) issued to the investors in the offering by November 17, 2006. The second registration statement was declared effective by the SEC on May 14, 2007. Gran Tierra had accrued $8.6 million in liquidated damages as of that date.

On June 27, 2007, under the terms of the Registration Rights Agreements, the Company obtained a sufficient number of consents from the signatories to the agreements waiving Gran Tierra’s obligation to pay in cash the accrued liquidated damages. The Company agreed to amend the terms of the warrants issued in the 2006 Offering by reducing the exercise price of the warrants to $1.05 and extending the life of the warrants by one year, in lieu of a cash payment for liquidated damages. The revised fair value of the warrants was determined using a Black-Scholes warrant pricing model based on a 25% volatility rate, which reflects a typical volatility rate used to value this type of financial instrument. The $8,625,014 of liquidated damages has been recorded as an expense in the consolidated statement of operations in the amounts of $7,366,949 million during the nine months ended September 30, 2007, and $1,258,065 million in the fourth quarter of 2006, with a corresponding liability recorded on the consolidated balance sheet. The revision in the fair value of the warrants resulting from the amendment to the terms of the warrants amounted to $8,625,014 (equivalent to the amount of the liquidated damages) and has been reflected on the consolidated balance sheet as an increase to the warrant value included in shareholders’ equity and a settlement of the liability for liquidated damages.

Stock options
As at September 30, 2007, the only equity compensation plan approved by the Company’s stockholders is its 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire up to 2,000,000 shares of the Company’s common stock. The following stock options were granted during 2007: January 2, 2007, options to purchase 225,000 shares of common stock at an exercise price of $1.19 per share; February 22, 2007, options to purchase 415,000 shares of common stock at an exercise price of $1.27; and April 2, 2007, options to purchase 210,000 shares of common stock at an exercise price of $1.29 per share. As of September 30, 2007, 3,435,000 stock options are outstanding (December 31, 2006 - 2,700,000 stock options were outstanding). The options cannot be exercised, and will be rescinded, if the Company’s stockholders do not approve an increase in the number of shares authorized under the 2005 Equity Incentive Plan sufficient to permit the issuance of the shares issuable upon exercise of these additional stock options. At the Company’s Annual Meeting held October 10, 2007, the shareholders approved an amendment and restatement of the 2005 Equity Incentive Plan, now named the 2007 Equity Incentive Plan, which amendment and restatement included the increase in the number of shares authorized for issuance under the plan to 9,000,000.

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

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Outstanding, December 31, 2006	2,700,000	$1.09
Cancelled	(115,000)	$(2.42)
Granted, January 2, 2007	225,000	$1.19
Granted, February 22, 2007	415,000	$1.27
Granted, April 2, 2007	210,000	$1.29
Outstanding, September 30, 2007	3,435,000	$1.07

The table below summarizes unexercised stock options at September 30, 2007:

	Number of	Weighted
	Outstanding	Average
Exercise Price ($/option)	Options	Expiry Years
$0.80	1,420,000	8.12
$1.19	225,000	9.27
$1.27	1,580,000	9.19
$1.29	210,000	9.51
Total	3,435,000	8.89

Total stock-based compensation expense included in general and administrative expense in the consolidated statement of operations for the nine months ended September 30, 2007, was $636,619. For the three months ended September 30, 2007, the Company had accrued an expense of $250,298. The Black-Scholes option pricing model was used to determine the fair value of the option grants with the following assumptions:

Dividend yield ($ per share)	$-
Volatility (%), average	80%
Risk-free interest rate (%)	4.5%
Expected life (years)	3.0
Forfeiture percentage (% per year)	10%
The weighted average fair value per option	$0.67

Earnings Per Share
Three months ended September 30, 2007
Weighted-average number of common shares outstanding	94,683,878
Shares issuable pursuant to stock options	3,435,000
Shares issuable pursuant to warrants	34,195,906
Shares to be purchased from proceeds of stock options and warrants	(24,717,599)
Weighted-average number of diluted common shares outstanding	107,597,185

6. Asset Retirement Obligations
Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:

	Nine months ended	Year ended
	September 30, 2007	December 31, 2006
Balance, beginning of period	$327,752	$67,732
Obligations assumed with property acquisitions	-	209,314
Accretion	18,498	5,061
Obligations assumed with development activities	40,291	45,645
Effect of foreign exchange	1,567	-
Balance, end of period	$388,108	$327,752

7. Income Taxes
The Company has accumulated losses of approximately $22.0 million that can be carried forward and applied against future taxable income. A valuation allowance of $8,874,697 has been taken for the potential income tax benefit associated with the losses incurred by the Company, due to uncertainty of utilization of the tax losses.

The provision for income taxes reflects an effective tax rate that differs from the corporate tax rate for the following reasons:

	Nine months ended September 30,
	2007	2006
Loss before income taxes	$(12,616,489)	$(1,008,832)
Statutory income tax rate	32.12%	34%
Income tax benefit expected	(4,052,416)	(343,003)
Stock-based compensation	204,482	69,124
Tax losses in other jurisdictions, not recognized	1,862,016	1,122,079
Income tax expense (recovery)	$(1,985,918)	$848,200

The deferred income tax liability of $10,500,817 on the balance sheet is related to Colombia and Argentina assets, for the following items:

As at September 30, 2007
Property, Plant and Equipment	$41,166,607
Average Tax Rate	32.12%
Total Deferred Tax	13,222,714
Less Amortization	(2,721,897)
Net Deferred Tax	$10,500,817

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

The Company was required to calculate a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this requirement, therefore, no further remittance tax liabilities will be accrued. The historical balance which was included on the Company’s financial statements as of December 31, 2006, as part of the Deferred Remittance Taxes, was $1,462,226. The Company’s legal advisors are reviewing the new requirements to determine whether the balance can be removed from the financial records. No decision has been made as of November 5, 2007.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of operations. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. The Company has accrued no amounts as of September 30, 2007, for the potential payment of interest and penalties. During the three and nine months ended September 30, 2007, the Company has not recognized any amounts in respect of potential interest and penalties associated with uncertain tax positions. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions. The Company is no longer subject to U.S. federal income tax and various state jurisdiction examinations for years before 2004. For the Company’s Canadian subsidiary, all years are subject to income tax examinations by tax authorities commencing with 2005. The Company’s Colombian subsidiary is no longer subject to income tax examinations by tax authorities for years before 2003. The Company’s Argentine subsidiary is no longer subject to income tax examinations by tax authorities for years before 2005.

8. Accrued Liabilities and Accounts Payable
The balance in accrued liabilities and accounts payable are comprised of the following:

	As at September 30, 2007				As at December 31, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total
Capital expenditures	$26,304	$1,488,280	$337,863	$1,852,447	$-	$5,344,339	$5,521,714	$10,866,053
Withholding taxes	-	121,354	-	121,354	-	-	-	-
Payroll related expenses	79,954	447,144	49,634	576,732	664,957	333,679	313,589	1,312,225
Audit, legal, consultants	950,171	102,909	65,515	1,118,595	715,332	-	290,915	1,006,247
General and administrative	182,012	263,997	12,511	458,520	-	-	-	-

Operating costs	-	7,830,024	751,369	8,581,393	-	2,745,134	-	2,745,134
	$1,238,441	$10,253,708	$1,216,892	$12,709,041	$1,380,289	$8,423,152	$6,126,218	$15,929,659

Accounts Payable				8,852,043				6,729,839

Accrued Liabilities				3,856,998				9,199,820
				$12,709,041				$15,929,659

9. Commitments and contingencies
Leases
Gran Tierra holds three categories of operating leases: office, vehicle and housing. The Company pays $21,390 office lease costs per month, $7,262 vehicle lease costs per month and $2,474 to lease housing as an employee benefit in Argentina and Colombia each month. Future lease payments at September 30, 2007 are as follows:

Year	Cost
2007, Remainder	$85,588
2008	267,581
2009	182,676
2010	159,112
2011	13,259
Total Lease Payments	$708,217

The Company entered into four capital leases in 2006 for office equipment in Calgary, Canada and has recorded the related assets and amortization as part of property, plant and equipment. The leases expire between 2008 and 2011. As of September 30, 2007 capital lease related assets were valued at $24,819 (net of amortization of $14,891). Total monthly payments for 2007 are approximately $1,029.

Year	Cost
2007, Remainder	$3,837
2008	9,924
2009	4,817
2010	4,135
2011	1,046
Total minimum lease payments	23,759
Less amount representing interest	2,142
Less amount included in current liabilities	10,483
$11,134

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

Contingencies
As of September 30, 2007 the contracting parties of Guayuyaco Association Contract, Ecopetrol and Argosy Energy International (“Argosy”), a wholly owned subsidiary of the Company, are working to clarify the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. Ecopetrol has advised Argosy of a material difference in the interpretation of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production of up to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back in to the Guayuyaco discovery. Argosy’s contention is that this amount is the recovery of an amount equal to 30% of the direct exploration costs of the wells and not exclusively for the benefit of Ecopetrol. While Argosy believes its interpretation of the Guayuyaco Association Contract is correct, the resolution of this issue is outstanding pending agreement among the parties or determination through legal proceedings. The estimated value of the disputed extended test production is $2,361,188 with possible costs shared of 50% ($1,180,594) with the Company’s joint venture partner in the contract. No amount has been accrued in the financial statements related to this disagreement because the Company believes the probability of incurring this liability is low at this time.

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

The Company recognizes the fair value of its derivative instruments as assets or liabilities on the balance sheet.  None of the Company's derivative instruments currently qualify as fair value hedges or cash flow hedges, and accordingly, changes in fair value of the derivative instruments are recognized as income or expense in the consolidated statement of operations and deficit with a corresponding adjustment to the fair value of derivative instruments recorded on the balance sheet. Under the terms of the Credit Facility with Standard Bank (Note 11), the Company was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. In accordance with the terms of the Facility, the Company entered into a costless collar derivative instrument for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.

During the nine months ended September 30, 2007, the Company recognized an unrealized loss on derivative instruments of $793,580 (2006 - nil).

11. Credit Facility
On February 28, 2007, the Company entered into a Credit Facility with Standard Bank Plc. The Facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of the Company’s petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. The Facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the Facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The Facility is secured primarily on the Company’s Colombian assets. The Company was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. Under the terms of the Facility, the Company is required to maintain compliance with specified financial and operating covenants. As at September 30, 2007, the Company has not drawn-down on this facility.

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

We took our current form on November 10, 2005 when the former Gran Tierra Energy Inc, a privately held corporation in Alberta (“Gran Tierra Canada”), was acquired by an indirect subsidiary of Goldstrike Inc, a Nevada corporation, which was publicly traded on the OTC Bulletin Board. Goldstrike adopted the assets, management, business operations, business plan and name of Gran Tierra Canada. The predecessor company in the transaction was the former Gran Tierra Canada; the financial information of the former Goldstrike was eliminated at consolidation. This transaction is accounted for as a reverse takeover of Goldstrike Inc. by Gran Tierra Canada. We currently intend to list on one or more foreign or domestic stock exchanges; however, there is no assurance that we will be able to do so.

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

In the fourth quarter of 2005 and the first quarter of 2006 we sold 15 million units of our securities for gross proceeds of $12 million, less issue costs of $800,000, for net proceeds of $11.2 million. Each unit consisted of one share of common stock and a warrant to purchase one half of a common share for five years at an exercise price of $1.25 per whole share.

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

During the second quarter of 2007, investors holding 948,853 units, comprising 948,853 common shares and warrants to purchase 474,426 common shares, exercised their right to have us return to them their purchase price for the securities. The net proceeds from the sale of the securities amounting to $1,280,951, held in escrow by the Bank of America were refunded to the investors to complete this transaction during June, 2007, and the securities cancelled.

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

Our financial results for the three and nine months ending September 30, 2007 as compared to the three months and nine months ended September 30, 2006 are principally impacted by acquisitions of oil and gas interests in Argentina and Colombia in the second and fourth quarters of 2006, which affected our results of operations. Our financial condition has also been affected by the equity financings described above.

A summary of selected production and sales information for the three and nine months ended September 30, 2007 and 2006 is presented in the following table:

	Three Months Ended September 30,
	2007			2006
	Argentina	Colombia	Total	Argentina	Colombia	Total
Production, net of royalties
Oil (Bbls)	52,957	87,401	140,358	31,172	64,743	95,915
NGLs (Bbls)	-	-	-	-	-	-
Gas(Boe)	-	-	-	-	-	-
Oil, Gas and NGLs (Boe) (1)	52,957	87,401	140,358	31,172	64,743	95,915
Average Prices
Oil (Per Bbl)	$41.67	$67.99	$58.26	$41.27	$57.47	$52.21
NGLs (Per Bbl)	-	-	-	-	-	-
Gas (Per Mcf)	-	-	-	-	-	-

	Nine Months Ended September 30,
	2007			2006
	Argentina	Colombia	Total	Argentina	Colombia	Total
Production, net of royalties
Oil (Bbls)	160,599	181,957	342,556	82,719	72,618	155,337
NGLs (Bbls)	4,165	-	4,165	180	-	180
Gas(Boe)	1,133	-	1,133	1,036	-	1,036
Oil, Gas and NGLs (Boe) (1)	165,897	181,957	347,854	83,935	72,618	156,553
Average Prices
Oil (Per Bbl)	$38.89	$58.26	$49.22	$41.06	$57.44	$48.72
NGLs (Per Bbl)	$37.07	-	$37.07	$38.13	-	$38.13
Gas (Per Mcf)	$2.09	-	$2.09	$1.64	-	$1.64

(1) Gas volumes are converted to barrels of oil equivalent ("Boe") at the rate of 20 thousand cubic feet ("Mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. Natural Gas Liquids (NGLs") volumes are converted to Boe on a one-to-one basis with oil.

Results of Operations for the Three and Nine Months ended September 30, 2007 and 2006

The comparison of the financial and operational results for the three and nine months ended September 30, 2007 to the same periods in 2006, is impacted primarily by the increases that occurred to our operational assets due to properties acquired during 2006 and as a result of recent increased production from two new oil field discoveries in Colombia.

In Argentina, we initially held a 14% working interest (WI) in Palmar Largo (oil production), a 50% WI in Nacatimbay (production of natural gas and condensate) and a 50% WI in Ipaguazu (exploration land). These assets are reflected in the results for the three and nine month periods ended September 30, 2006. During November and December of 2006 we acquired the following additional working interests in Argentina, which further impacted the financial and operational results for the three and nine month periods ended September 30, 2007.

➢	an additional 50% WI in Nacatimbay
➢	an additional 50% WI in Ipaguazu
➢	50% WI in El Vinalar (oil production)
➢	100% WI in Chivil (oil production)
➢	100% WI in Surubi (exploration land)
➢	100% WI in Santa Victoria (exploration land)
➢	93.2% WI in Valle Morado (exploration land)

As a result of the completion of an independent reserve audit by reserve auditors and internal assessments relating to our exploration and drilling program in the first half of 2007, we have increased our proved reserves.

For the Costayaco oil discovery, our independent reserve auditors have allocated to us proved reserves of 2.7 million barrels of oil. The discovery of the Costayaco field in the Chaza Block, located in the Putumayo Basin of Colombia, was the result of drilling the Costayaco-1 exploration well in the second quarter of 2007.

For the Juanambu discovery, our independent reserve auditors have allocated to us proved reserves of 0.1 million barrels of oil. The discovery of the Juanambu field in the Guayuyaco Block, also located in the Putumayo Basin of Colombia, was the result of drilling the Juanambu-1 exploration well early in 2007.

As a result of the adjustments and production for the first half of 2007, our estimate of proved reserves, net of royalties, as of September 30, 2007, stands at 5.4 million barrels of oil.  This contrasts to our December 31, 2006 proved reserves of 3.0 million barrels of oil.

In Colombia, production from our new discovery wells Costayaco-1 and Juanambu-1 increased daily production by 414 barrels per day over the prior quarter, 453 barrels per day over the same quarter in the prior year and 166 barrels per day over the same nine month period ended September 30, 2006.

Prior to June 20, 2006 we did not own any properties in Colombia. On June 20, 2006 we acquired Argosy Energy International L.P. and became the operator of nine blocks in Colombia. The Santana and Guayuyaco blocks are currently producing. The Rio Magdalena, Talora, Chaza, Primavera, Azar and Mecaya blocks are in their exploration phases. The addition of these assets to our portfolio impacted the results for the nine months ended September 30, 2007 as compared to the prior year same period.

Revenues and Other Income

	Three months ended		Nine months ended		Change from Prior Year
	September 30,		September 30,		Three month	Nine month
	2007	2006	2007	2006	period	period
Oil Sales	$7,992,648	$5,221,226	$15,892,368	$8,293,620	$2,771,422	$7,598,748
Natural Gas Sales	-	(1,918)	35,494	65,301	1,918	(29,807)
Interest and Other	46,082	175,641	377,432	195,816	(129,559)	181,616
Total	$8,038,730	$5,394,949	$16,305,294	$8,554,737	$2,643,781	$7,750,557

The increase in revenue realized in the three and nine month periods ended September 30, 2007 as compared to the prior year periods is attributed primarily to the additional properties acquired during 2006 and recent increased production from two new oil field discoveries in Colombia. Although interest income increased in the nine month period ended September 30, 2007 over the same period in 2006, decreasing cash balances over 2007 as we executed our capital expenditure program have resulted in lower interest income earned in the third quarter of 2007 as compared to the same period in 2006. The cash balances were sourced from the June 2006 private equity issuance.

In Argentina, crude oil production after 12% royalties for the three and nine month periods ended September 30, 2007 was 52,957 and 160,599 barrels, respectively, compared to 31,172 barrels and 82,719 barrels, respectively, for the three and nine month periods ended September 30, 2006. The difference in production can be primarily attributed to the additional properties acquired during 2006 and the production from the Puesto Climaco-2 sidetrack well drilled in the first quarter of 2007.

In Argentina, oil sales after 12% royalties were 50,687 and 150,676 barrels for the three and nine months ended September 30, 2007, respectively, compared to 38,824 and 104,286 barrels for the three and nine month periods ended September 30, 2006, respectively. The difference between the results for the three and nine months ended September 30, 2007 and the same periods in 2006 can be primarily attributed to the additional properties acquired during 2006 and the production from the Puesto Climaco-2 well.

In Argentina, oil revenue, net of an average production royalty of 12%, for the three and nine months ended September 30, 2007 was $2.1 million and $5.9 million, respectively. Oil revenue for the same periods in 2006 was $1.6 million and $4.3 million, respectively. Our net loss before income tax from Argentina operations for the three and nine month periods ended September 30, 2007 was $0.6 million and $1.5 million, respectively, due primarily to planned workovers and maintenance activities compared to net income of $0.1 million and $0.3 million for the corresponding periods in 2006.

Average sales price for oil sales during the three and nine months ended September 30, 2007 was $41.67 and $38.89 per barrel compared to $41.27 and $41.06 for the same period in 2006. Average sales prices at Nacatimbay for natural gas sales were $2.09 per Mcf for the each of the three and nine months ended September 30, 2007 compared to $1.64 for the same periods in 2006. Although oil pricing determination is based on West Texas Intermediate (“WTI”) price, oil and natural gas prices are effectively regulated in Argentina.

In Colombia, production after royalties was 87,401 and 181,957 barrels for the three and nine months ended September 30, 2007, respectively. Following the acquisition on June 20, 2006 there was production of 64,743 and 72,618 barrels from Colombia for the same periods during 2006. The 2006 production represents a full quarter’s production for the third quarter and 102 days of production for the nine month period.

In Colombia, sales after royalties were 86,494 and 172,228 barrels for the three and nine months ended September 30, 2007, respectively. For the same periods in 2006, Colombian sales after royalties were 62,928 and 70,980 barrels, respectively.

In Colombia, oil revenue, net of royalties, was $5.9 million and $10.0 million for the three and nine month periods ended September 30, 2007, respectively, reflecting royalty rates of 20% for the Santana block and 8% for the Guayuyaco, Juanambu, and Costayaco blocks. The average sales prices for oil during these periods were $67.99 and $58.26 per barrel, respectively. Our segment income before tax from the Colombian operations was $3.5 million and $2.2 million for the three and nine month periods ended September 30, 2007, respectively. The increase was due to the impact of new well production in the Guayayaco and Chaza Blocks during the third quarter of 2007 with total production from these two blocks amounting to 42,385 barrels.

We earned interest income of $46,082 and $377,432 in the three and nine month periods in 2007 on our cash deposits from our financing in June 2006, compared to $175,641 and $195,816 in the corresponding 2006 periods. Although interest income increased in the nine month period ended September 30, 2007 over the same period in 2006, decreasing cash balances over 2007 as we executed our capital expenditure program have resulted in lower interest income earned in the third quarter of 2007 as compared to the same period in 2006. The cash balances were sourced from the June 2006 private equity issuance.

We expect our revenues to increase as we describe in “Liquidity and Capital Resources”.

Operating Expenses

	Three months ended		Nine Months ended		Increase from Prior Year
	September 30,		September 30,		Three month	Nine month
	2007	2006	2007	2006	period	period
Operating Expenses	$2,613,474	$1,259,888	$6,719,453	$2,702,507	$1,353,586	$4,016,946
Cost per barrel	$18.62	$13.14	$19.32	$17.26	$5.48	$2.05

The current year operating costs are higher than in the same periods of 2007 due to workovers undertaken in the current year. Argentina’s operating costs were $31.59 per barrel for the three months ended September 30, 2007, which included $12.99 per barrel of costs associated with workover projects. Argentina’s operating costs were $27.10 per barrel for the nine months ended September 30, 2007 representing budgeted workover costs undertaken to sustain production. Colombia’s operating costs were $12.22 per barrel and $10.76 per barrel for the three and nine months ended September 30, 2007. Colombia’s operating costs were $5.98 per barrel and $7.27 per barrel for the three and nine months ended September 30, 2006. The current year operating costs are higher than in the same periods of 2007 due to workovers undertaken in the current year.

We expect our operating costs to increase as we describe in “Liquidity and Capital Resources”.

Depletion, depreciation and accretion

	Three months ended		Nine Months ended		Increase from Prior Year
	September 30,		September 30,		Three month	Nine month
	2007	2006	2007	2006	period	period
Cost	$1,848,954	$1,449,694	$6,549,852	$2,324,158	$399,260	$4,225,694

The increases in depletion, depreciation and accretion expense reflect the addition of properties acquired in Colombia and Argentina during 2006 and their associated increased production in 2007 over the previous year. The depletion rate for 2007 is approximately $27 per barrel in Colombia and $10 per barrel in Argentina.

We expect our depletion rate in Colombia to decrease as we describe in “Liquidity and Capital Resources”.

General and Administrative

	Three months ended		Nine Months ended		Increase from Prior Year
	September 30,		September 30,		Three month	Nine month
	2007	2006	2007	2006	Period	period
Cost	$2,964,865	$1,506,439	$7,583,721	$3,998,196	$1,458,426	$3,585,525

The increase in general and administrative costs for the three and nine months ended September 30, 2007 compared to the same periods in 2006, was due to the increased level of activity related to our business resulting from the acquisition of the Argosy properties in Colombia and additional properties in Argentina, Sarbanes Oxley compliance related costs and increased stock compensation due to increased grants.

Liquidated Damages

	Three months ended		Nine months ended		Change from Prior Year
	September 30,		September 30,		Three month	Nine month
	2007	2006	2007	2006	Period	period
Liquidated damages	-	$261,182	$7,366,949	$261,182	$(261,182)	$7,105,767

Liquidated damages expensed in 2007 relate to liquidated damages payable to our stockholders as a result of the registration statement for 50 million units sold in the second quarter of 2006 not becoming effective within the period specified in the share registration rights agreements for those securities. We expensed a further $1,258,065 in the fourth quarter of 2006. This registration statement became effective on May 14, 2007.

On June 27, 2007, under the terms of the Registration Rights Agreements, we obtained a sufficient number of consents from the signatories to the agreements waiving our obligation to pay in cash the accrued liquidated damages. We agreed to amend the terms of the warrants issued in the 2006 offering by reducing the exercise price of the warrants from $1.75 to $1.05 and extending the life of the warrants by one year.

The $8.6 million liquidated damages have been recorded as expense in the consolidated statement of operations in the amounts $4,132,150 and $3,234,799 in the first and second quarters of 2007, respectively, and $1,258,065 in the fourth quarter of 2006. The amendment to the terms of the warrants has been reflected as an increase of $8.6 million in the value of warrants recorded on the consolidated balance sheet.

Unrealized Loss from Derivative Instrument

	Three months ended		Nine months ended		Increase from Prior Year
	September 30,		September 30,		Three month	Nine month
	2007	2006	2007	2006	period	period
Cost	$116,596	-	$793,580	-	$116,596	$793,580

Under the terms of the Credit Facility with Standard Bank, we were required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. In accordance with the terms of the Facility, we entered into a costless collar derivative instrument for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.

During the three and nine months ended September 30, 2007, we recognized an unrealized loss on these derivative instruments as reflected in the table above.

 Foreign Exchange (Gain) Loss

	Three months ended		Nine months ended		Increase from Prior Year
	September 30,		September 30,		Three month	Nine month
	2007	2006	2007	2006	period	period
(Gain) Loss	$(85,637)	$273,684	$(91,772)	$277,526	$(359,321)	$(369,298)

The foreign exchange gain for the three and nine month periods ended September 30, 2007 arose primarily from translation of local currency denominated transactions in our South American operations into US dollars against a US dollar which was significantly weaker than the same periods of 2006.

 Income Tax

	Three months ended		Nine months ended		Increase from Prior Year
	September 30,		September 30,		Three month	Nine month
	2007	2006	2007	2006	period	period
Income Tax expense (recovery)	$(511,219)	$710,417	$(1,985,918)	$848,200	$1,221,636	$2,834,118

The income tax recovery recorded for the three and nine month periods ended September 30, 2007 has been generated mainly by previously unrecognized Colombian tax incentives related to prior years and previously unrecognized tax assets related to Argentina loss carryforwards from prior years. This compares to a tax expense for the three and nine months ended September 30, 2006 as a result of net income generated by the Colombian and Argentine operations.

Capital Expenditures
During the three months ended September 30, 2007, we spent $0.7 million on capital projects. During the nine months ended September 30, 2007, we spent $10.1 million on capital projects.

In Argentina, capital expenditures for the nine months ending September 30, 2007, were $1.0 million. We incurred costs of $0.6 million to complete the Puesto Climaco-2 sidetrack well in the Vinalar Block which was drilled in December 2006. Capital expenditures also include the acquisition and reprocessing of seismic in several areas.

In Colombia, capital expenditures for the nine months ending September 30, 2007, were $8.9 million. We drilled the Juanambu-1 and Costayaco-1 wells for a net cost of $5.9 million. We drilled the following wells in Colombia which were dry and abandoned: Laura-1, Soyona-1 and Cachapa-1. The drilling costs for these wells were paid by our partners and the wells were drilled at no cost to Gran Tierra. We drilled the Caneyes-1 well, which was dry and abandoned, at a cost to us of $1.7 million. For the three months ended September 30, 2007, we incurred an additional $0.6 million preparing two new well locations for drilling in the Chaza Block. We incurred costs of $0.7 million on other projects in Colombia during 2007.

Liquidity and Capital Resources
As of September 30, 2007, our cash balance was $8.0 million and our current assets (including cash balance) less current liabilities was $9.3 million, compared to cash of $24.1 million and current assets less current liabilities of $14.3 million at December 31, 2006. We also have a credit facility with a bank that provides for borrowing in an amount based on the present value of our petroleum reserves, up to a maximum of $50 million.

The accounts receivable balance at September 30, 2007 increased $6.5 million to $11.6 million from $5.1 million at December 31, 2006. We reclassified a number of tax receivable balances totaling $2.2 million previously reported in accounts receivable to taxes receivable at December 31, 2006. The Argentine receivable balance decreased, as at September 30, 2007, by $1.2 million from that at December 31, 2006 due to partner payment collections for joint capital projects during 2007. The Colombian receivable balance increased by $9.0 million, as at September 30, 2007, due to increased production revenue receivable related to the new wells Costayaco-1 and Juanambu-1 and cash calls requested from joint venture partners for capital expenditures on joint projects.

Taxes receivables, net of taxes payable, decreased by $1.1 million in the third quarter due the receipt of a $1.0 million tax refund due to the Colombian operations for 2006. We reclassified a number of tax categories totaling $2.2 million which were previously reported in accounts receivable as at December 31, 2006. Offsetting this adjustment was a net increase of $0.6 million due to increases in the Argentine VAT tax refunds due to us and in the Argentine income tax carryforward balance.

Current liabilities decreased by $5.0 million for the nine month period ended September 30, 2007, primarily due to a reduction of $4.5 million in accrued liabilities due to the settlement of payables for Argentine property acquisition costs and drilling costs recorded in December 2006.

During the nine months ended September 30, 2007 we reduced our cash balances by $16.1 million.  We had cash outflows of $1.3 million from operating activities due to use of cash to fund operational workovers on wells in both Colombia and Argentine, increased Sarbanes Oxley related expenditures, which were offset in part by increased revenues in the third quarter of 2006 from the new wells in Colombia and changes in non-cash working capital as described above. We had cash inflows of $0.4 million inflow from financing activities as a result of the issuance of common shares upon exercise of warrants. Also, we had a $15.2 million outflow from investing activities including oil and gas property expenditures of $10.1 million relating to our drilling and other oilfield activities primarily in Colombia and changes in non-cash working capital due to investing activities as described above.

Effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of our petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. The facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by our Colombian assets. Under the terms of the facility, we are required to maintain compliance with specified financial and operating covenants. We were required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility.

During 2007, we planned to drill ten wells, conduct several workovers of existing wells, and conduct technical studies on our existing acreage.

In Argentina, we completed the Puesto Climaco-2 side track well in the first quarter of 2007.

In Colombia, we scheduled eight new wells for drilling in 2007, consisting of the Laura-1 exploration well in the Talora Block, the Caneyes-1 exploration well in the Rio Magdalena Block, the Soyona-1 and Cachapa-1 exploration wells in the Primavera Block, the Juanambu-1 and Floresta-1 exploration wells in the Guayuyaco Block, the Costayaco-1 exploration well in the Chaza Block, and the Piedra-1 exploration well in the Talora block. We drilled the Laura-1 well in January 2007, the Caneyes-1 well in February 2007, the Soyona-1 well in April and the Cachapa-1 well in March 2007. The four wells were plugged and abandoned.

We drilled successful wells in the Chaza and Guayayaco areas. We drilled the Juanambu-1 well in March 2007 and encountered hydrocarbon shows in four zones. Testing established the presence of a significant oil accumulation. We drilled and tested the Costayaco-1 well, which also indicated a significant accumulation of oil in a number of zones. Consequently, our proven reserves in Colombia have substantially increased. As a result, the depletion rate per barrel for Colombia decreased substantially in the third quarter of 2007. We put these wells on production in the third quarter of 2007 but require final government commerciality approval for Juanambu-1 production. We expect the production from these two wells to increase revenues, net of operating costs, for the remainder of the year. We expect to incur additional development costs as facilities are upgraded in both locations to facilitate production. In addition, we have initiated planning for field development as a result of the Costayaco and Juanambu discoveries. We are planning two development wells at Costayaco based on available seismic data. We commenced a new 3-D seismic data acquisition program over the Costayaco structure to optimize positioning of future drilling locations.

In Peru, operations in 2007 included technical studies of Block 122 and Block 128 and the initiation of an aero magnetic and gravity survey over both blocks. This program commenced in the fourth quarter of 2007 and we expect it to be completed in 2008. We expect expenditures for 2007 to be $1.3 million of which $0.2 million has been spent to September 30, 2007.

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

Critical Accounting Estimates
The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting estimates are disclosed in Item 6 of our 2006 Annual Report on Form 10-KSB and have not changed materially since the filing of that document except as follows.

Warrants
We follow the fair-value method of accounting for warrants issued to purchase our common stock. The change of $8.6 million in the fair value of warrants issued in the 2006 Offering, arising from the amendment to the terms of the warrants in connection with the settlement of the liability for liquidated damages, was determined using a Black-Scholes warrant pricing model based on a 25% volatility rate, which reflects a typical volatility rate used to value this type of financial instrument.

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

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, we entered into a costless collar derivative instrument for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. At September 30, 2007, the value of this costless collar was a loss of $793,580. A hypothetical 10% increase in WTI price on September 30, 2007 would cause the loss to increase by approximately $1,862,024, and a hypothetical 10% decrease in WTI price on September 30, 2007 would cause the loss to decrease by approximately $163,276.

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

ITEM 4. - CONTROLS AND PROCEDURES

Not applicable.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 15d-15 of the Exchange Act. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 15d-15 promulgated under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a Company With Limited Operating History for You to Evaluate Our Business. We May Never Attain Profitability.
We have limited current oil or natural gas operations. As an oil and gas exploration and development company with limited operating history, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles. Our accumulated deficit as of September 30, 2007 is $18,673,955.

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

We May Not Be Able To Effectively Manage Our Growth, Which May Harm Our Profitability.
Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be able to:

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
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of net losses that may continue in the future. We have included an explanatory paragraph in Note 1 of our audited financial statements for the year ended December 31, 2006, and unaudited financial statements for the period ended September 30, 2007 to the effect that our dependence on equity and debt financing raises substantial doubt about our ability to continue as a going concern. Our accumulated deficit at September 30, 2007 was $17.9 million. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Risks Related to our Prior Business May Adversely Affect our Business.
Before the share exchange transaction between Goldstrike and Gran Tierra Canada, Goldstrike’s business involved mineral exploration, with a view towards development and production of mineral assets, including ownership of 32 mineral claim units in a property in British Colombia, Canada and the exploration of this property. We have determined not to pursue this line of business following the share exchange, but could still be subject to claims arising from the former Goldstrike business. These claims may arise from Goldstrike’s operating activities (such as employee and labor matters), financing and credit arrangements or other commercial transactions. While no claims are pending and we have no actual knowledge of any threatened claims, it is possible that third parties may seek to make claims against us based on Goldstrike’s former business operations. Even if such asserted claims were without merit and we were ultimately found to have no liability for such claims, the defense costs and the distraction of management’s attention may harm the growth and profitability of our business. While the relevant definitive agreements executed in connection with the share exchange provide indemnities to us for liabilities arising from the prior business activities of Goldstrike, these indemnities may not be sufficient to fully protect us from all costs and expenses.

Maintaining and improving our financial controls may strain our resources and divert management’s attention, and if we are not able to report that we have effective internal controls our stock price may suffer.

We are subject to the requirements of the Securities Exchange Act of 1934, or the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased, and we expect will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to report in our Annual Report on Form 10-K for 2007 that we maintain effective internal control over financial reporting, investor confidence in our management may decrease, which could have an adverse effect on our stock price.

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
The oil and gas industry in South America is not as efficient or developed as the oil and gas industry in North America. As a result, our exploration and development activities may take longer to complete and may be more expensive than similar operations in North America. The availability of technical expertise, specific equipment and supplies may be more limited than in North America. We expect that such factors will subject our international operations to economic and operating risks that may not be experienced in North American operations. In addition, oil and natural gas prices in Argentina are effectively regulated and as a result are substantially lower than those received in North America. Our average price for oil in Argentina for 2007, year to date, was $38.89 per barrel, net of royalties and selling costs compared to the average West Texas Intermediate price of $66.78 per barrel for the period. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, a government agency and the purchaser of all oil that we produce in Colombia, may cause realized prices to be lower than those received in North America, meaning that our revenue and gross profit may be lower compared to similar production levels in North America. Our average oil price in Colombia for 2007, year to date, was $58.26 per barrel, net of royalties and selling costs.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.
We expect to sell our oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our production is primarily invoiced in United States dollars, but payment is also made in Argentine and Colombian pesos, at the then-current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to United States dollars, our company’s functional currency. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentine peso and US dollar has varied between 2.89 pesos to one US dollar to 3.23 pesos to the US dollar, a fluctuation of approximately 11%. Exchange rates between the Colombian peso and US dollar have varied between 1,914 pesos to one US dollar to 2,640 pesos to one US dollar since September 1, 2005, a fluctuation of approximately 28%. As currency exchange rates fluctuate, translation of the statements of income of international businesses into United States dollars will affect comparability of revenues and expenses between periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On 13 separate dates beginning on July 26, 2007 and ending on September 18, 2007, we issued an aggregate of 391,667 shares of our common stock for an aggregate purchase price of $414,251. These shares were issued to 18 holders of warrants to purchase shares of our common stock upon exercise of the warrants. The shares were issued to these holders in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchasers of the warrants, who had represented to us in the private placement of the warrants that they were accredited investors as defined in Regulation D under the Securities Act.

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

GRAN TIERRA ENERGY INC.

Date: November 8, 2007	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: November 8, 2007	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

 EXHIBIT INDEX

Exhibit
No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate of Amendment to Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2007 (File No.000-52594).

10.1	2007 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 19, 2007 (File No. 333-146815).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32	Section 1350 Certifications.	Filed herewith.