Form 10-K
period 2007-12-31
GRAN TIERRA ENERGY, INC.
filed 2008-03-14
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-52594

GRAN TIERRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0479924
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300, 611 10th Avenue SW
Calgary, Alberta, Canada
(Address of principal executive offices, including zip code)

(403) 265-3221
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒

Non-accelerated filer ☐ (do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $97,771,473 (including 4,126,981 shares issuable upon exercise of exchangeable shares). Aggregate market value excludes an aggregate of 10,098,208 shares of common stock and 11,428,573 shares issuable upon exercise of exchangeable shares held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On March 6, 2008, 85,270,058 shares of the registrant’s Common Stock, $0.001 par value, and 12,303,966 shares of Gran Tierra Goldstrike Inc., which are exchangeable into our common stock were outstanding, for a total of 97,574,024 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2008 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

GRAN TIERRA ENERGY INC.

ANNUAL REPORT ON FORM 10-K

Year ended December 31, 2007

PART I

This Annual Report on Form 10-K, particularly in Item 1. “Business”, Item 2 “Properties” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements include, but are not limited to, statements concerning our plans, goals, strategies, intent, beliefs or current expectations. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, especially those contained in Item 1A of this Form 10-K. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of these terms, or other comparable terminology and similar expressions identify these forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Item 1. Business

General

Gran Tierra Energy Inc. and its subsidiaries (“Gran Tierra Energy”) is an independent energy company engaged in oil and gas exploration, development and production. We own oil and gas properties in Colombia, Argentina and Peru. A detailed description of our properties can be found under Item 2. “Properties”.

Our principal executive offices are located at 300, 611-10th Avenue S.W., Calgary, Alberta, Canada. The telephone number at our principal executive office is (403) 265-3221.

On November 10, 2005, Goldstrike, Inc., a Nevada corporation (“Goldstrike”), Gran Tierra Energy Inc., a privately-held Alberta corporation which we refer to as “Gran Tierra Canada” and the holders of Gran Tierra Canada’s capital stock entered into a series of transactions pursuant to which Gran Tierra Canada became a wholly-owned subsidiary of Goldstrike. Immediately following the transactions Goldstrike changed its name to Gran Tierra Energy Inc. and continued operations with the management and business operations of Gran Tierra Canada, but remaining incorporated in the State of Nevada.

In the transactions between Goldstrike and the holders of Gran Tierra Canada common stock, Gran Tierra Canada shareholders received, for their shares of Gran Tierra Canada’s common stock: (a)  exchangeable shares of a subsidiary of Goldstrike, or (b) shares of Goldstrike common stock, or (c) a combination of exchangeable shares and Goldstrike common stock. Each exchangeable share is exchangeable into one share of our common stock and has the same voting rights as a share of our common stock.

The share exchange between the former shareholders of Gran Tierra Canada and the former Goldstrike is treated as a recapitalization of Gran Tierra Energy for financial accounting purposes. Accordingly, the historical financial statements of Goldstrike before the share purchase and assignment transactions were replaced with the historical financial statements of Gran Tierra Canada before the share exchange in all subsequent filings with the SEC.

Goldstrike was incorporated in the United States on June 6, 2003. Prior to the transactions described above, Goldstrike was engaged in mineral exploration in British Colombia, Canada. Gran Tierra Canada was formed as an Alberta, Canada, corporation in early 2005. The former Gran Tierra Canada was formed by an experienced management team with extensive experience in oil and natural gas exploration and production in most of the world’s principal petroleum producing regions.

The Oil and Gas Business

In the discussion that follows, and in Item 2 “Properties”, we discuss our interests in wells and/or acres in gross and net terms. Gross oil and natural gas wells or acres refers to the total number of wells or acres in which we own a working interest. Net oil and natural gas wells or acres is determined by multiplying gross wells or acres by the working interest that we own in such wells or acres. Working interest refers to the interest we own in a property, which entitles us to receive a specified percentage of the proceeds of the sale of oil and natural gas, and also requires us to bear the cost to explore for, develop and produce such oil and natural gas. A working interest owner that owns a portion of the working interest may participate either as operator or by voting his/her percentage interest to approve or disapprove the appointment of an operator and drilling and other major activities in connection with the development of a property.

We also refer to royalties and farm-in or farm-out transactions. Royalties are paid to governments on the production of oil and gas, either in kind or in cash. Royalties also include overriding royalties paid to third parties. Our reserves, production and sales are reported net after deduction of royalties. Farm-in or farm-out transactions refer to transactions in which a portion of a working interest is sold by an owner of an oil and gas property. The transaction is labeled a farm-in by the purchaser of the working interest and a farm-out by the seller of the working interest. Payment in a farm-in or farm-out transaction can be in cash or in-kind by committing to perform and/or pay for certain work obligations.

Several items that relate to oil and gas operations, specifically seismic operations, are also discussed in this document. Seismic data is used by oil and natural gas companies as their principal source of information to locate oil and natural gas deposits, both for exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computers are then used to process the raw data to develop an image of underground formations. 2-D Seismic is the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data. 3-D seismic data is collected using a grid of energy sources, which are generally spread over several miles. A 3-D survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. Consequently, 3-D seismic data is generally considered a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

Development of Our Business

We made our initial acquisition of oil and gas producing and non-producing properties in Argentina in September 2005. During 2006, we acquired oil and gas producing and non-producing assets in Colombia, non-producing assets in Peru and additional properties in Argentina. As a result of these acquisitions we hold:

•
1,191,498 gross acres in Colombia (935,953 net) covering seven Exploration and Production contracts and two Technical Evaluation Areas, three of which are producing and all are operated by Gran Tierra Energy;

•	1,906,418 gross acres (1,488,558 net) in Argentina covering eight Exploration and Production contracts, three of which are producing, and all but one is operated by Gran Tierra Energy; and

•	3,436,040 acres in Peru owned 100% by Gran Tierra Energy, which constitute frontier exploration, in two Exploration and Production contracts operated by Gran Tierra Energy.

In Colombia in 2007, we drilled two discovery wells in the Putumayo Basin, the Juanambu-1 well in the Guayuyaco Block and the Costayaco-1 well in the Chaza Block. We also acquired 70 square kilometers of 3D seismic on the Chaza block, and commenced drilling the Costayaco-2 well, which we completed drilling in January 2008. We drilled four other wells, which were plugged and abandoned. These wells were drilled with partners through various farm-out arrangements, and three of the wells were drilled at no cost to us. We were granted 100% interests in two Technical Evaluation Areas in Colombia in the Putumayo basin - Putumayo West A and Putumayo West B. Finally, we engaged in farm-out activity on several of our exploration blocks, including Mecaya, Rio Magdalena and Talora, and relinquished our interest in the Primavera block.

Plans for 2008 in Colombia focus on the development of the Costayaco discovery. Our plans include drilling a total of six development wells at Costayaco in 2008, including the completion of Costayaco-2 which began drilling in December 2007 and recently completed testing, and Costayaco-3 which entered the testing phase in February, 2008. Along with our drilling operations, we plan to acquire 40 kilometers of 2D seismic on the Chaza block. Also in 2008 we plan to drill one additional development well on the Juanambu discovery, complete one workover and drill one exploration well on the Azar block, drill one exploration well on the Rio Magdalena block and proceed with seismic reprocessing, acquisition and prospect generation on our other blocks and Technical Evaluation Areas. In addition we will be developing production and transportation infrastructure for our producing properties.

In Argentina in 2007, we completed drilling the Puesto Climaco-2 sidetrack well in the El Vinalar block. We also completed several workovers of existing wells designed to maintain production in our other producing fields. In 2008, we plan to complete several workovers to maintain and/or increase production. We also plan to drill one exploration well on our Surubi block.

In Peru, we began acquisition of technical data in 2007 through an aero magnetic-gravity survey, with completion anticipated in the first half of 2008. This will be followed by seismic planning for the remainder of 2008, with acquisition of seismic data planned for 2009.

Our revenues and profit (loss) for each of the last three years, and our total assets as of December 31, 2007 and 2006, are set forth in Item 8 “Financial Statements and Supplementary Data”, which information is incorporated by reference here. Our total assets as of December 31, 2005 were $12.4 million. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, which we make available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, are available free of charge to the public on our website http://www.grantierra.com. To access our Securities and Exchange Commission (“SEC”) filings, select SEC Filings on the investor relations page on our website, which will link you to the detailed quote for Gran Tierra on the OTC bulletin board site. Click “Filings” to view a list of SEC filings. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. Any materials we have filed with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street N.E. Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding us. The SEC’s website address is www.SEC.gov.

 Business Strategy

Our plan is to build an international oil and gas company through acquisition and exploitation of opportunities in oil and natural gas exploration, development and production. Our initial focus is in select countries in South America, currently Argentina, Colombia and Peru.

We are applying a two-stage approach to growth, initially establishing a base of production, development and exploration assets by selective acquisitions, and secondly achieving future growth through drilling. We intend to duplicate this business model in other areas as opportunities arise. We pursue opportunities in countries with prolific petroleum systems and attractive royalty, taxation and other fiscal terms. In the petroleum industry geologic settings with proven petroleum source rocks, migration pathways, reservoir rocks and traps are referred to as prolific petroleum systems.

A key to our business plan is positioning — being in the right place at the right time with the right resources. The fundamentals of this strategy are described in more detail below:

•	Position in countries that are welcoming to foreign investment, that provide attractive fiscal terms and/or offer opportunities that we believe have been previously ignored or undervalued.

•	Build a balanced portfolio of production, development and exploration assets and opportunities.

•	Engage qualified, experienced and motivated professionals.

•	Establish an effective local presence.

•	Create alliances with companies that are active in areas and countries of interest, and consolidate initial land/property positions.

•	Assess and close opportunities expeditiously.

          Our access to opportunities stems from a combination of experience and industry relationships of the management team and board of directors, both within and outside of South America. An active market with many available deals is critical to growing a portfolio efficiently and effectively so that we can capitalize on our capabilities today and into the future as we grow in scale and our needs evolve.

Research and Development

We have not expended any resources on pursuing research and development initiatives. We use existing technology and processes for executing our business plan.

Markets and Customers

Ecopetrol S.A., or Ecopetrol, a government agency, is the purchaser of all crude oil sold in Colombia. We deliver our oil to Ecopetrol through our transportation facilities which include pipelines, gathering systems and trucking. Oil from our discoveries at Juanambu and Costayaco is currently being trucked to an entry point of our main pipeline, and construction is underway on gathering systems and pipelines to replace the trucking, which will improve reliability and safety of transportation, as well as increase capacity. The production from our other properties is shipped via pipeline. Crude oil prices are defined by a multi-year contract with Ecopetrol, based on West Texas Intermediate, or WTI, price less adjustments for quality and transportation. Our oil in Colombia is good quality light oil. We receive 25% of our revenue in Colombian pesos, and 75% of revenue in US dollars. Sales to Ecopetrol accounted for 75% of our revenues in 2007, 56% of our revenues in 2006, and 0% of our revenues in 2005.

In accordance with our debt facility with Standard Bank PLC, we are required to hedge a portion of production from our Colombian operations. We entered into a costless collar hedging contract for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels of oil per day from March 2007 to December 2007, 300 barrels of oil per day from January 2008 to December 2008, and 200 barrels of oil per day from January 2009 to February 2010.

We market our own share of production in Argentina. The purchaser of all our oil in Argentina is Refineria del Norte S.A, or Refiner S.A. Our oil in Argentina is good quality light oil and the bulk of our production is transported by pipeline and truck to Refiner S.A., although minor volumes of natural gas and natural gas liquids are sold locally. In Argentina export prices for crude oil are subject to an export tax based on WTI price. An amount equivalent to the export tax is applied to domestic sales, which has the effect of limiting the actual realized price for domestic sales. Our crude oil prices are defined by a contract with Refiner S.A., based on WTI price less adjustments for quality, transportation and an adjustment equivalent to the export tax. We receive revenues in Argentine pesos, based on US dollar prices with the exchange rate fixed on the sales invoice date. Our current contract with Refiner S.A. expired January 1, 2008; however we are continuing sales of our oil under oral agreement with Refiner S.A. See “Negative Economic, Political and Regulatory Developments in Argentina, Including Export Controls May Negatively Affect our Operation” in Item 1A “Risk Factors” for a description of the Argentine oil price situation.  Sales to Refiner accounted for 25% of our revenues in 2007, 44% of our revenues in 2006, and 100% of our revenues in 2005.

There were no sales in any other country other than Colombia and Argentina in 2007, 2006 and 2005.

See “Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results ” and “Negative Economic, Political and Regulatory Developments in Argentina, Including Export Controls May Negatively Affect our Operations ” in Item 1A “Risk Factors” for a description of the risks faced by our dependency on a small number of customers and the regulatory systems under which we operate.

Competition

The oil and gas industry is highly competitive. We face competition from both local and international companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources that exceed ours, and we believe that these companies have a competitive advantage in these areas. Others are smaller, and we believe our technical and financial capabilities give us a competitive advantage over these companies.

See “Competition in Obtaining Rights to Explore and Develop Oil and Gas Reserves and to Market Our Production May Impair Our Business” and “Negative Economic, Political and Regulatory Developments in Argentina, Including Export Controls May Negatively Affect our Operations” in Item IA. “Risk Factors” for risks associated with competition.

Geographic Information

Information regarding our geographic segments, including information on revenues, assets, expenses, income and operating income can be found in Note 4 Segment and Geographic Reporting in Item 8 “Financial Statements and Supplementary Data”. Long lived assets are Property, Plant and Equipment, which includes all oil and gas assets, furniture and fixtures, automobiles and computer equipment. No long lived assets are held in our country of domicile, which is the United States of America. Corporate assets include assets held by our corporate head office in Calgary, Alberta, Canada, and assets held in Peru.

Regulation

The oil and gas industry in Colombia, Argentina and Peru is heavily regulated. Rights and obligations with regard to exploration, development and production activities are explicit for each project; economics are governed by a royalty/tax regime. Various government approvals are required for property acquisitions and transfers, including, but not limited to, meeting financial and technical qualification criteria in order to be a certified as an oil and gas company in the country. Oil and gas concessions are typically granted for fixed terms with opportunity for extension.

Colombia

In Colombia, state owned Ecopetrol is responsible for all activities related to exploration, extraction, production, transportation, and marketing oil for export. Historically, all oil production was from concessions granted to foreign operators or undertaken by Ecopetrol under Association Contracts or Shared Risk Contracts with foreign companies which generally provided Ecopetrol with back-in rights, which allow for Ecopetrol to acquire a working interest share in any commercial discovery by paying their share of the costs for that discovery.

Effective January 1, 2004, the regulatory regime in Colombia underwent a significant change with the formation of the Agencia Nacional de Hidrocarbones or National Hydrocarbons Agency, or ANH. The ANH is now responsible for regulating the Colombian oil industry, including managing all exploration lands not subject to a previously existing association contract. The state oil company, Ecopetrol, will maintain its exploration and production activities across the country, but will become a more direct competitor in future projects.

In conjunction with this change, the ANH developed a new exploration risk contract that took effect near the end of the first quarter of 2005. This Exploration and Exploitation Contract has significantly changed the way the industry views Colombia. In place of the earlier association contracts in which the Ecopetrol had an immediate back-in to production, the new agreement provides full risk/reward benefits for the contractor. Under the terms of the contract the successful operator retains the rights to all reserves, production and income from any new exploration block, subject to existing royalty and income tax regulations with a windfall profits tax provision for larger fields.

Argentina

The Hydrocarbons Law 17.319, enacted in June 1967, established the basic legal framework for the current regulation of exploration and production of hydrocarbons in Argentina. The Hydrocarbons Law empowers the National Executive to establish a national policy for development of Argentina’s hydrocarbon reserves, with the main purpose of satisfying domestic demand. However, on January 5, 2007, Hydrocarbon Law 26.197 was passed by the Government of Argentina. This new legal framework replaces article one of the Hydrocarbons Law 17.319 and provides for the provinces to assume complete ownership, authority and administration of the crude oil and natural gas reserves located within their territories, including offshore areas up to 12 marine miles from the coast line. This includes all exploration, exploitation and transportation concessions.

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

Recently the Argentine government has issued decrees changing the withholding tax structure and further regulating oil exports. The effects on Gran Tierra Energy are noted in Item 1A. “Risk Factors”.

Peru

In Peru, state-controlled Perupetro is responsible for overall regulation and licensing of the oil and gas industry. It also negotiates oil and gas contracts with companies to explore and/or produce in Peru.

See Item 1A. “Risk Factors” for information regarding the regulatory risks that we face.

Environmental Compliance

Our activities are subject to existing laws and regulations governing environmental quality and pollution control in the foreign countries where we maintain operations. Our activities with respect to exploration, drilling and production from wells, facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing crude oil and other products, are subject to stringent environmental regulation by provincial and federal authorities in Colombia, Argentina and Peru. Such regulations relate to environmental impact studies, permissible levels of air and water emissions, control of hazardous wastes, construction of facilities, recycling requirements, reclamation standards, among others. Risks are inherent in oil and gas exploration, development and production operations, and we can give no assurance that significant costs and liabilities will not be incurred in connection with environmental compliance issues. There can be no assurance that all licenses and permits which we may require to carry out exploration and production activities will be obtainable on reasonable terms or on a timely basis, or that such laws and regulations would not have an adverse effect on any project that we may wish to undertake.

In 2007, we experienced a limited number of environmental incidents and enacted many environmental initiatives as follows:

In Colombia, we resolved water contamination issues on our Santana block, and passed government inspection on December 6, 2007. We also dealt with three minor incidents on the Santana block, which caused spilled oil and ground water contamination and a loss to Gran Tierra Energy of approximately 220 barrels of oil. Our pipeline from Miraflor to Santana had several incidents of theft which resulted in minor environmental damage, which was cleaned up and remediated by Gran Tierra Energy. The pipeline incidents caused a loss of approximately 4,166 barrels of oil, net to Gran Tierra Energy. The total cost to Gran Tierra Energy of these incidents was approximately $310,000.

In Argentina, we had one spill of 115 barrels of diesel caused by operator error at our El Vinalar field loading station. The affected area was cleaned, contaminated soil removed and a retaining wall erected around the loading point.

Initiatives enacted in 2007 included implementation of our Corporate Health, Safety and Environment Management System and Environmental Best Practices. We have an Environmental risk management program in place as well as a waste management system. Air and water testing occur regularly, and environmental contingency plans have been prepared for all sites and ground transportation of crude oil. We conducted an internal audit of environmental procedures in December 2007.

During 2006 we spent $95,373 in Colombia to comply with environmental standards around water disposal. In Argentina, we spent $10,400 on environmental monitoring and water disposal.

In Peru, we will conduct an Environmental Impact Assessment, or EIA, on each of our blocks. We expect the costs for 2008 for these EIAs to be approximately $250,000 each.

We will continue compliance with all environmental and pollution control laws and regulations in Colombia, Argentina and Peru. We plan to continue enacting environmental, health and safety initiatives in order to minimize our environmental impact and expenses. We also plan to continue and improve internal audit procedures and practices in order to monitor current performance and search for improvement.

We expect the cost of compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment for the rest of operations will not be material to our company.

Employees

At December 31, 2007, we had 126 full-time employees — 10 located in the Calgary corporate office, 28 in Buenos Aires (15 office staff and 13 field personnel) and 88 in Colombia (24 staff in Bogota and 64 field personnel). None of our employees are represented by labor unions, and we consider our employee relations to be good.

Item 1A. Risk Factors

Risks Related to Our Business

The business of exploring for, developing and producing oil and natural gas reserves is inherently risky. We will face numerous and varied risks which may prevent us from achieving our goals.

We are a Company With Limited Operating History for You to Evaluate Our Business. We May Never Attain Profitability.

As an oil and gas exploration and development company, which commenced operations in 2005, we have a limited operating history, and therefore it is difficult for potential investors to evaluate our business. Our operations are subject to all of the risks frequently encountered in the development of any new business, including control of expenses and other difficulties, complications and delays, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets and operations in new countries. We may never overcome these obstacles. Our accumulated deficit as of December 31, 2007 is $16.5 million.

Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential oil and gas reserves on terms that will be commercially viable for us. If we are unable to do so, or unable to do so at the level we intend, then we may never attain profitability.

Unanticipated Problems in Our Operations May Harm Our Business and Our Viability.

If our operations in South America are disrupted and/or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a setback. These unexpected events may be due to technical difficulties, operational difficulties which impact the production, transport or sale of our products, geographic and weather conditions, business reasons or otherwise. Because we are at the early stages of our development, we are particularly vulnerable to these events. Prolonged problems may threaten the commercial viability of our operations. Moreover, the occurrence of significant unforeseen conditions or events in connection with our acquisition of operations in South America may cause us to question the thoroughness of our due diligence and planning process which occurred before the acquisitions, and may cause us to reevaluate our business model and the viability of our contemplated business. Such actions and analysis may cause us to delay development efforts and to miss out on opportunities to expand our operations.

We May Be Unable to Obtain Development Rights We Need to Build Our Business, and Our Financial Condition and Results of Operations May Deteriorate.

Our business plan focuses on international exploration and production opportunities, initially in South America and later in other parts of the world. Thus far, we have acquired interests for exploration and development in eight properties in Argentina, nine properties in Colombia and two properties in Peru. In the event that we do not succeed in negotiating additional property acquisitions, our future prospects will likely be substantially limited, and our financial condition and results of operations may deteriorate.

 Our Lack of Diversification Will Increase the Risk of an Investment in Our Common Stock.

Our business will focus on the oil and gas industry in a limited number of properties, initially in Argentina, Colombia and Peru, with the intention of expanding elsewhere into other countries. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry or the regions in which we operate will likely impact us more acutely than if our business were more diversified.

Strategic Relationships Upon Which We May Rely are Subject to Change, Which May Diminish Our Ability to Conduct Our Operations.

Our ability to successfully bid on and acquire additional properties, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements will depend on developing and maintaining effective working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair Gran Tierra Energy’s ability to grow.

To develop our business, we will endeavor to use the business relationships of our management and board of directors to enter into strategic relationships, which may take the form of joint ventures with other private parties or with local government bodies, or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

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

We May Be Unable to Obtain Additional Capital that We Will Require to Implement Our Business Plan, Which Could Restrict Our Ability to Grow.

We expect that our cash balances and cash flow from operations and existing credit facility will be sufficient only to provide a limited amount of working capital, and the revenues generated from our properties in Argentina and Colombia will be sufficient only to fund our currently planned operations. We will require additional capital to continue to operate our business beyond our current planned activities and to expand our exploration and development programs to additional properties. We may be unable to obtain additional capital required. Furthermore, inability to obtain capital may damage our reputation and credibility with industry participants in the event we cannot close previously announced transactions.

When we require such additional capital we plan to pursue sources of such capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do succeed in raising additional capital, future financings are likely to be dilutive to our stockholders, as we will most likely issue additional shares of common stock or other equity to investors in future financing transactions. In addition, debt and other mezzanine financing may involve a pledge of assets and may be senior to interests of equity holders. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertibles and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise with a limited history, the location of our oil and natural gas properties in South America and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our exploration activity may require us to commit to certain capital expenditures, and we may lose our contract rights if we do not have the required capital to fulfill these commitments. If the amount of capital we are able to raise from financing activities, together with our cash flow from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

If We Fail to Make the Cash Calls Required by Our Current Joint Ventures or Any Future Joint Ventures, We May be Required to Forfeit Our Interests in These Joint Ventures and Our Results of Operations and Our Liquidity Would be Negatively Affected.

If we fail to make the cash calls required by our joint ventures, we may be required to forfeit our interests in these joint ventures, which could substantially affect the implementation of our business strategy. In the future we will be required to make periodic cash calls in connection with our operated and non-operated joint ventures, or we may be required to place funds in escrow to secure our obligations related to our joint venture activity. If we fail to make the cash calls required in connection with the joint ventures, whether because of our cash constraints or otherwise, we will be subject to certain penalties and eventually would be required to forfeit our interest in the joint venture.

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

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of Gran Tierra Energy. We have a small management team consisting of Dana Coffield, our President and Chief Executive Officer, Martin Eden, our Vice President, Finance and Chief Financial Officer, Max Wei, our Vice President, Operations, Rafael Orunesu, our President of Gran Tierra Argentina SA, and Edgar Dyes, our President of Gran Tierra Colombia Ltd. (“Gran Tierra Colombia”). The loss of any of these individuals or our inability to attract suitably qualified staff could materially adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retaining staff who are willing to work in that jurisdiction. We do not currently carry life insurance for our key employees.

Our success depends on the ability of our management and employees to interpret market and geological data successfully and to interpret and respond to economic, market and other business conditions in order to locate and adopt appropriate investment opportunities, monitor such investments and ultimately, if required, successfully divest such investments. Further, our key personnel may not continue their association or employment with Gran Tierra Energy and we may not be able to find replacement personnel with comparable skills. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

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

We Must Maintain Effective Registration Statements for all of Our Private Placements of our Common Stock

We are required to file Post Effective Amendments to our registration statements periodically in accordance with the Registration Rights Agreements for our 2005 and 2006 private placements of units. We cannot control the length of time it will take for the Post Effective Amendment to our registration statements to become effective, and delays past the effective dates of our current registration statements could cause us to incur penalties for failing to keep the registration statements effective. In addition, keeping these registration statements effective is costly and diverts management’s attention from running our business.

Risks Related to Our Industry

Our Exploration for Oil and Natural Gas Is Risky and May Not Be Commercially Successful, Impairing Our Ability to Generate Revenues from Our Operations.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our exploration expenditures may not result in new discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

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

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we may not be able to do so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Unless We are Able to Replace Reserves Which We Have Produced, Our Cash Flows and Production will Decrease Over Time.

Our future success depends on our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. Without successful exploration, development or acquisition activities, our reserves and production will decline. We may not be able to find, develop or acquire additional reserves at acceptable costs.

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

If Oil and Natural Gas Prices Decrease, We May be Required to Take Write-Downs of the Carrying Value of Our Oil and Natural Gas Properties.

We follow the full cost method of accounting for our oil and gas properties. A separate cost center is maintained for expenditures applicable to each country in which we conduct exploration and/or production activities. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices in effect at the time of the calculation are held constant, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. Under SEC full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings.

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

As our company does not operate all the joint ventures we are currently involved in, we do not have a direct control over non-operated joint ventures. When we participate in decisions as a joint venture partner, we must rely on the operator’s disclosure for all decisions. Furthermore, the operator is responsible for the day to day operations of the joint venture including technical operations, safety, environmental compliance, relationships with governments and vendors. As we do not have full control over the activities of our non-operated joint ventures, our results of operations for those ventures are dependent upon the efforts of the operating partner.

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

Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results

The entire Argentine domestic refining market is small and export opportunities are limited by available infrastructure. As a result, our oil sales in Argentina will depend on a relatively small group of customers, and currently, on just one customer in the area of our activity in the country. During 2007, we sold all of our production in Argentina to Refiner S.A. The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect our financial results. Currently all operators in Argentina are operating without sales contracts. We cannot provide any certainty as to when the situation will be resolved or what the final outcome will be.

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

As the majority of current oil production in Argentina is trucked to a local refinery, sales of oil can be delayed by adverse weather and road conditions, particularly during the months November through February when the area is subject to periods of heavy rain and flooding. While storage facilities are designed to accommodate ordinary disruptions without curtailing production, delayed sales will delay revenues and may adversely impact our working capital position in Argentina. Furthermore, a prolonged disruption in oil deliveries could exceed storage capacities and shut-in production, which could have a negative impact on future production capability.

The majority of our oil in Colombia is delivered by a single pipeline to Ecopetrol and sales of oil could be disrupted by damage to this pipeline. Oil from our new discoveries at Costayaco-1 and Juanumbu-1 is trucked a short distance to the entry point of our pipeline, and adverse weather conditions and security issues can cause delays in trucking. Once delivered to Ecopetrol, all of our current oil production in Colombia is transported by an export pipeline which provides the only access to markets for our oil. Without other transportation alternatives, sales of oil could be disrupted by landslides or other natural events which impact this pipeline.

Prices and Markets for Oil and Natural Gas Are Unpredictable and Tend to Fluctuate Significantly, Which Could Reduce Profitability, Growth and the Value of Gran Tierra Energy.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI in 2000 was $30 per barrel. In 2006, it was $66 per barrel and in 2007 it was $72 per barrel. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Although during 2007 market prices for oil and natural gas have remained at high levels, these prices may not remain at current levels. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differences. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

In addition, oil and natural gas prices in Argentina are effectively regulated and as a result are substantially lower than those received in North America. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, a government agency and the purchaser of all oil that we produce in Colombia, may cause realized prices to be lower than those received in North America.

Our Foreign Operations Involve Substantial Costs and are Subject to Certain Risks Because the Oil and Gas Industries in the Countries in Which We Operate are Less Developed.

The oil and gas industry in South America is not as efficient or developed as the oil and gas industry in North America. As a result, our exploration and development activities may take longer to complete and may be more expensive than similar operations in North America. The availability of technical expertise, specific equipment and supplies may be more limited than in North America. We expect that such factors will subject our international operations to economic and operating risks that may not be experienced in North American operations

Negative Economic, Political and Regulatory Developments in Argentina, Including Export Controls May Negatively Affect our Operations.

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

The crude oil and natural gas industry in Argentina is subject to extensive regulation including land tenure, exploration, development, production, refining, transportation, and marketing, imposed by legislation enacted by various levels of government and with respect to pricing and taxation of crude oil and natural gas by agreements among the federal and provincial governments, all of which are subject to change and could have a material impact on our business in Argentina. The Federal Government of Argentina has implemented controls for domestic fuel prices and has placed a tax on crude oil and natural gas exports.

Any future regulations that limit the amount of oil and gas that we could sell or any regulations that limit price increases in Argentina and elsewhere could severely limit the amount of our revenue and affect our results of operations.

Our agreements with Refiner S.A.expired on January 1, 2008, and renegotiation, though currently underway, has been delayed due to the introduction of a new withholding tax regime for crude oil and refined oil products exported and sold domestically in Argentina.  Currently all oil and gas producers in Argentina are operating without sales contracts.   The new withholding tax regime was introduced without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Also, the price for refiners’ gasoline production has been capped below the price that would be received for crude oil. Therefore, the refineries’ price offered to oil producers reflects their price received, less taxes and operating costs and their usual mark up.  In our case we are receiving $33 per barrel for production since November 18, 2007, the effective date of the decree.  The price we received for November oil deliveries before November 18, 2007 was approximately $48 per barrel.  Along with most other oil producers in Argentina, we are continuing deliveries to the refinery and will continue to receive $33 per barrel until the situation around the decree is rectified by the government.  The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced by the lower sales price. We are working with other oil and gas producers in the area, as well as Refiner S.A., and provincial governments, to lobby the federal government for change .There has been a delay in rectifying the situation in Argentina because of a change in government in December 2007, and the months of January and February are generally slow working months due to summer vacations.

The United States Government May Impose Economic or Trade Sanctions on Colombia That Could Result In A Significant Loss To Us.

Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. Although Colombia has received a current certification, there can be no assurance that, in the future, Colombia will receive certification or a national interest waiver. The failure to receive certification or a national interest waiver may result in any of the following:

•	all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended,

•	the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia,

•	United States representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes, and

•	the President of the United States and Congress would retain the right to apply future trade sanctions.

 Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with our operations there. Any changes in the holders of significant government offices could have adverse consequences on our relationship with the Colombian national oil company and the Colombian government’s ability to control guerrilla activities and could exacerbate the factors relating to our foreign operations. Any sanctions imposed on Colombia by the United States government could threaten our ability to obtain necessary financing to develop the Colombian properties or cause Colombia to retaliate against us, including by nationalizing our Colombian assets. Accordingly, the imposition of the foregoing economic and trade sanctions on Colombia would likely result in a substantial loss and a decrease in the price of our common stock. There can be no assurance that the United States will not impose sanctions on Colombia in the future, nor can we predict the effect in Colombia that these sanctions might cause.

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

We, through our acquisition of Argosy Energy International, have interests in three regions of Colombia - in the Middle Magdalena, Llanos and Putumayo regions. The Putumayo region has been prone to guerilla activity in the past. In 1989, Argosy’s facilities in one field were attacked by guerillas and operations were briefly disrupted. Pipelines have also been targets, including the Trans-Andean export pipeline which transports oil from the Putumayo region.  In addition, in March 2008, one of the Ecopetrol pipelines was blown up by guerillas, and we estimate at present that we will have to reduce our current production and deliveries to Ecopetrol for approximately one week, perhaps longer, while Ecopetrol completes repairs to their pipeline.

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

We expect to operate our business in Argentina, Colombia and Peru, and to expand our operations into other countries in the world. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. Central and South America have a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including the imposition of additional taxes. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any changes in oil and gas or investment regulations and policies or a shift in political attitudes in Argentina, Colombia, Peru or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit.

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

We are a company organized under the laws of the State of Nevada and are subject to United States laws and regulations. The jurisdictions in which we operate our exploration, development and production activities may have different or less developed legal systems than the United States, which may result in risks such as:

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

We are subject to licensing and permitting requirements relating to drilling for oil and natural gas. We may not be able to obtain, sustain or renew such licenses. Regulations and policies relating to these licenses and permits may change or be implemented in a way that we do not currently anticipate. These licenses and permits are subject to numerous requirements, including compliance with the environmental regulations of the local governments. As we are not the operator of all the joint ventures we are currently involved in, we may rely on the operator to obtain all necessary permits and licenses. If we fail to comply with these requirements, we could be prevented from drilling for oil and natural gas, and we could be subject to civil or criminal liability or fines. Revocation or suspension of our environmental and operating permits could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our production is primarily invoiced in United States dollars, but payment is also made in Argentine and Colombian pesos, at the then-current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to United States dollars, our company’s functional currency. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentine peso and US dollar has varied between 2.89 pesos to one US dollar to 3.23 pesos to the US dollar, a fluctuation of approximately 11%. Exchange rates between the Colombian peso and US dollar have varied between 2,303 pesos to one US dollar to 2,014 pesos to one US dollar since September 1, 2005, a negative fluctuation of approximately 13%. As currency exchange rates fluctuate, translation of the statements of income of international businesses into United States dollars will affect comparability of revenues and expenses between periods.

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

Exchange controls may prevent us from transferring funds abroad. For example, the Argentine government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentine Central Bank. The Central Bank may require prior authorization and may or may not grant such authorization for our Argentine subsidiaries to make dividend payments to us and there may be a tax imposed with respect to the expatriation of the proceeds from our foreign subsidiaries.

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

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;

•	fluctuations in revenue from our oil and natural gas business as new reserves come to market;

•	changes in the market for oil and natural gas commodities and/or in the capital markets generally;

•	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels; and

•	changes in the social, political and/or legal climate in the regions in which we will operate.

 In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new products available to the oil and natural gas industry;

•	announcements by relevant governments pertaining to incentives for alternative energy development programs;

•	fluctuations in interest rates, exchange rates and the availability of capital in the capital markets; and

•	significant sales of our common stock, including sales by future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singularly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our Operating Results May Fluctuate Significantly, and These Fluctuations May Cause Our Stock Price to Decline.

Our operating results will likely vary in the future primarily from fluctuations in our revenues and operating expenses, including the ability to produce the oil and natural gas reserves that we are able to develop, expenses that we incur, the prices of oil and natural gas in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Offices

We currently lease office space in: Calgary, Alberta; Buenos Aires, Argentina; and Bogota, Colombia. The two Calgary leases expire January 31,  2011 and January 31, 2013 and cost $12,386 per month and $6,684 per month, respectively. Our two Buenos Aires, Argentina leases expire January 31, 2009 and July 15, 2009 and cost $2,117 per month and $2,467 per month, respectively. Of our three Bogota, Colombia leases, two expire in March 31, 2009 and December 2010, respectively, and one expired on February 29, 2008, with costs of $794, $30,321 and $2,774 per month respectively. The expired lease will not be replaced, as the space is replaced by the lease that expires December 2010. The properties remaining on lease are in excellent condition, and we believe that they are sufficient for our office needs for the foreseeable future.

Oil and Gas Properties-Colombia

In June 2006, we purchased Argosy Energy International L.P (“Argosy”) which was subsequently renamed Gran Tierra Energy Colombia Ltd. Argosy had interests in seven Exploration and Production contracts at that time, including Santana, Guayuyaco, Chaza and Mecaya in the Putumayo basin; Talora and Rio Magdalena in the Magdalena basin; and Primavera in the Llanos basin. The acquisition price included overriding royalty rights and net profits interests in the blocks that were owned by Argosy at the time of the acquisition. The Azar block in the Putumayo basin was acquired later in 2006, and the Putumayo Technical Evaluation Areas in the Putumayo basin were acquired in 2007. We relinquished the Primavera block in 2007.

Currently, the Guayuyaco, Santana and Chaza blocks are producing oil. Oil prices are defined by contract and are related to a WTI reference price. By contract, 25% of sales are denominated in Colombian pesos and 75% in US dollars. Oil is sold to Ecopetrol and is exported via the Trans-Andean pipeline.

Santana

The Santana block covers 1,119 acres and includes 15 producing wells in 4 fields — Linda, Mary, Miraflor and Toroyaco. Activities are governed by terms of a Shared Risk Contract with Ecopetrol, and we are the operator. The properties are subject to a 20% royalty and we hold a 35% interest in all fields with the exception of one well located in the Mary field, Inchiyaco, where we hold a 25.83% working interest, and a third party holds a 9.17% interest. Ecopetrol holds the remaining interest. The block has been producing since 1991. Under the Shared Risk Contract, Ecopetrol initially backed in to a 50% interest upon declaration of commerciality in 1991. In June 1996, when the field reached 7 million barrels of oil produced, Ecopetrol had the right to back into a further 15%, which it took, for a total ownership of 65%.

The production contract expires in 2015, at which time the property will be returned to the government. As a result, there will be no reclamation costs.

In 2007, we performed remedial work on various wells and upgraded the Mary field water processing facility. For 2008, we will continue with regular field maintenance.

Guayuyaco

The Guayuyaco block covers 52,366 acres and includes the area surrounding the four producing fields of the Santana contract area. The Guayuyaco block is governed by an Association Contract with Ecopetrol, resulting in a base royalty of 8%, for production of less than 5,000 barrels of oil per day. The royalty increases in a linear fashion to 20% for production between 5,000 and 125,000 barrels of oil per day, and is stable at 20% up to production of 400,000 barrels of oil per day. For production between 400,000 and 600,000 barrels of oil per day the rate increases again to a maximum of 25%. We are the operator and have a 35% participation interest, and our partners are a third party (35%) and Ecopetrol (30%). The Guayuyaco field was discovered in 2005. Two wells are now producing, with Guayuyaco-1 commencing production in February 2005 and Guayuyaco-2 beginning production in September 2005. A combined 2D and 3D seismic survey was acquired over the block in 2005. Ecopetrol may back-in to a 30% participation interest in any new discoveries in the block.

The contract expires in two phases: the exploration phase and the production phase. The exploration phase expired in 2005 and the production phase expires in 2027. We have completed all of our obligations in relation to the exploration phase of the contract. In March 2007, we completed drilling the Juanambu-1 exploration well and testing was completed in May 2007. Pre-commercial production began in June 2007. Ecopetrol has backed-in with a 30% participation in the discovery, leaving us with a 35% participation interest. Commerciality was granted by Ecopetrol on November 8, 2007. The property will be returned to the government upon expiration of the production contract. As a result, there will be no reclamation costs.

In 2008 we plan to drill a second well on the Juanambu discovery, as well as upgrade facilities and acquire 20 kilometers of 3D seismic, which also extends into the Chaza block.

Rio Magdalena

Argosy entered into the Rio Magdalena Association Contract with Ecopetrol in February 2002. The Rio Magdalena block covers 144,670 acres and is located approximately 75 kilometers west of Bogota, Colombia. This is an exploration block and there are no reserves at this time. We are the operator of the block. According to the terms of the exploration contract, we were committed to drill three exploration wells prior to February 2008. The first of these wells, Popa-1, was drilled in late 2006 and was subsequently plugged and abandoned after testing oil production at non-commercial rates (60 barrels per day). The drilling for the second exploration well, Caneyes-1, began in late December 2006 and the well was subsequently plugged and abandoned in February 2007. We have entered the final exploration phase, which expired February 7, 2008. The contract provides for a 60 day grace period from the date of expiry of the exploration phase in order to remedy any incomplete work commitments. One additional exploration well is planned in satisfaction of our commitment for the final exploration phase The production contract expires in 2030 at which time the property will be returned to the government. As a result, there will be no reclamation costs.

We entered into a commercial agreement with a third party on January 9, 2008 whereby the third party will fund 100% of the additional exploration well, to earn a 60% working interest in the block. The third party will only earn their 60% interest once the obligation to fully fund the exploration well is completed. We will remain operator of the property.

According to the terms of the Association Contract, Ecopetrol may back-in for a 30% participation upon commercialization, and a sliding scale royalty will apply. The base royalty rate is currently 8%, for production less than 5,000 barrels of oil per day, and follows the same sliding scale progression as the Guayuyaco block royalty rates.

Chaza

The Chaza block covers 80,242 acres and is governed by the terms of an Exploration and Exploitation Contract with the government agency ANH. We are the operator and hold a 50% participation interest. The discovery of the Costayaco field in the Chaza Block was the result of drilling the Costayaco-1 exploration well in the second quarter of 2007. This well commenced production in July, 2007. We completed drilling the Costayaco-2 development well on January 2, 2008, and completed casing on January 8, 2008. This well encountered the same reservoir sequences with similar good oil and gas shows as Costayaco-1. Testing of the Costayaco-2 well was completed in February, 2008 and the well bore is currently being completed for production. We commenced drilling Costayaco-3 in January 2008, and completed drilling on February 20, 2008. Costayaco-3 is currently being tested. Four further development wells are planned for 2008, along with facilities and pipeline expansion and 20 kilometers of 3D seismic, which is an extension of the 3D seismic planned for the Guayuyaco block.

The contract for this field expires in two phases. The exploration phase expires in 2011 and the production phase ends in 2032. The property will be returned to the government upon expiration of the production contract. Within sixty days following the date of the return of the property, we must carry out an abandonment program to the satisfaction of ANH. In conjunction with the abandonment, we must establish and maintain an abandonment fund to ensure that financial resources are available at the end of the contract. The base royalty rate is currently 8%, for production less than 5,000 barrels of oil per day, and follows the same sliding scale progression as the Guayuyaco block royalty rates.

Talora

We currently hold a 20% working interest and are the operator for the Talora block. The Exploration and Exploitation Contract associated with the block was originally signed in September 2004, providing for a six year exploration period and 24 year production period. The Talora contract area covers 108,334 acres and is located approximately 75 kilometers west of Bogota, Colombia. This is an exploration block and there are currently no reserves. We commenced drilling the Laura-1 exploration well on December 27, 2006, at no cost to us, and it was subsequently plugged and abandoned in January 2007. Drilling of this well has fulfilled our commitment for the second exploration phase of the contract, which ended December 15, 2006, and which contained a 60 day grace period to remedy incomplete work commitments. The third exploration phase has begun and we have a commitment to drill one well. We entered into a commercial agreement with a third party on December 27, 2007, whereby the third party will pay 100% of our 20% interest in the next exploration well drilled on Talora, in 2008. Once this obligation is fulfilled, we will apply to ANH to have our entire 20% interest in the Talora block assigned to the third party. The property will be returned to the government upon expiration of the production contract.

Primavera

The Primavera Exploration and Exploitation contract was signed May 2006. The Primavera contract area covers 359,064 acres in the Llanos basin. We were the operator and had a 15% participation interest. Chaco Resources also had a 55% participation interest. In 2007, we drilled two wells in the Primavera area at no cost to us. Both wells were dry and were plugged and abandoned. Along with our partners in the field, we decided to relinquish the contract. We have no further obligations in relation to this contract.

Mecaya

The Mecaya Exploration and Exploitation contract was signed June 2006. The Mecaya contract area covers 74,128 acres in southern Colombia, about 150 kilometers southeast of Pasto. We are the operator and currently have a 15% participation interest. The first phase was scheduled to expire June 2007; however, we received a 6 months extension due to extensive consultation required with the local indigenous population. We are currently applying to ANH to have the period extended again, as guerilla activities in the area have prevented us from meeting exploration commitments by the new December, 2007 deadline. On December 27, 2007, we entered into a commercial agreement with a third party whereby the third party will pay us $1,475,000 upon our receipt of an extended work term for the first phase of exploration. Once payment has been received, we will apply to ANH to have our entire 15% interest assigned to the third party. Work plans include 2-D seismic and reprocessing, road construction, plus re-completion of the existing Mecaya-1 well bore. Seismic acquisition began in mid February, 2008. Phase two of the exploration contract expires in 2010. The exploitation phase for this contract expires 24 years after commerciality is approved. The property will be returned to the government upon expiration of the production contract.

Azar

We acquired an 80% interest in the Azar property through a farm-in in late 2006, and were obliged to pay the original owner’s 20% share of future costs, as well as our own 80% share. In mid-2007 we farmed out 50% of our interest to a third party. The third party will pay 100% of our 80% share of exploration and development costs for the first three phases of the exploration contract, and we are obliged to pay 20% of costs under our farm-in agreement. This exploration block covers 51,639 acres. We acquired 40 square kilometers of 3-D seismic at the end of 2007 and beginning of 2008 to assess exploitation opportunities. In 2008 we will drill one well on the property. The exploration contract expires in 2012 for this property. The exploitation phase expires 24 years after commerciality is approved. The property will be returned to the government upon expiration of the production contract. If we make a commercial discovery on the block, and produce oil, we will be obligated to perform abandonment activities, under the same conditions as those for the Chaza block.

Putumayo A&B Technical Evaluation Areas

We were awarded two Technical Evaluation Areas in the Putumayo Basin in southern Colombia in June 2007. The two Technical Evaluation Areas are located near the Orito Field, the largest oil field in the Putumayo Basin.

Putumayo West A covers an area of 230,671 hectares (570,000acres) and is held 100% by Gran Tierra. The evaluation period is 12 months, expiring August 28, 2008. During this time, we have an obligation to conduct 400 kilometres of seismic reprocessing and geologic studies. We will have a preferential right to apply for an Exploration and Exploitation contract in the area during the evaluation stage and match or improve any bid by third parties to convert all or a portion of the Technical Evaluation Area to an exploration license.

Putumayo West B covers an area of 44,111 hectares (109,000 acres) and is held 100% by Gran Tierra. The evaluation period is for 11 months. During this time, we have an obligation to conduct 100 kilometres of seismic reprocessing and geologic studies. We have begun negotiations to convert this Technical Evaluation Agreement to an Exploration and Exploitation contract in the area. If negotiations are successful, the Technical Evaluation Area will be converted to an Exploration and Exploitation contract through the ANH, and the retained acreage would be subject to the new ANH royalty/tax terms which include no additional state participation.

Oil and Gas Properties-Argentina

In September 2005, we entered Argentina through the acquisition of a 14% interest in the Palmar Largo joint venture, and a 50% interest in each of the Nacatimbay and Ipaguazu blocks. In 2006, we purchased further properties in Argentina, including the remaining 50% interest in Nacatimbay and Ipaguzau, a 50% interest in El Vinalar and 100% interests in El Chivil, Valle Morado, Surubi and Santa Victoria. Our Argentina properties are located in the Noroeste Basin in northern Argentina.

Palmar Largo

The Palmar Largo joint venture block encompasses 341,500 acres. This asset is comprised of several producing oil fields in the Noroeste Basin of northern Argentina. We own a 14% working interest in the Palmar Largo joint venture, which we purchased in September 2005. A total of 14 gross wells are currently producing. We produce good quality light oil from this field.

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

Our work program for 2008 involves optimization of well performance and operating expenses to maximize net revenues from the property.

Nacatimbay

We acquired a 100% working interest in the Nacatimbay block through two transactions. We purchased a 50% working interest in September 2005 and we purchased the remaining 50% working interest in November 2006. Production from the Nacatimbay oil, gas and condensate field began in 1996. Three wells were drilled and one was producing until February 28, 2006, when its production was suspended due to low flow conditions. In October 2006, the suspended well was reactivated after surface facilities were upgraded and it produced for two additional months in 2006 and three months of 2007 and is currently shut-in.   We continued to explore ways to optimize production in this field during 2007 and explored opportunities to re-enter the Nacatimbay 1001 well.

The Nacatimbay block rights expire in 2022 with a provision for a ten year extension if a discovery is made. We do not have any outstanding work commitments. At expiry of the block rights, ownership of the producing assets will revert to the provincial government.

Ipaguazu

We acquired a 100% working interest in the Ipaguazu block through two transactions. We purchased a 50% working interest in September 2005 and we purchased the remaining 50% working interest in November 2006. The oil and gas field was discovered in 1981 and produced approximately 100 thousand barrels of oil and 400 million cubic feet of natural gas until 2003. No producing activities are carried out in the field at this time. The Ipaguazu block covers 43,243 acres and has not been fully appraised, leaving scope for both reactivation and exploration in the future.    The Ipaguazu block rights expire in 2016 with a ten year extension if a discovery is made. We do not have any outstanding work commitments. At expiry of the block rights, ownership of the producing assets will revert to the provincial government. In 2008, we plan to assess the possibility of a workover on the Ipaguazu X-1 well.

El Vinalar

We acquired a 50% working interest in the El Vinalar Block in June 2006. This acquisition added a significant new land position and a small amount of production. El Vinalar covers 248,341 acres and contains a portfolio of exploration leads and oil field enhancement opportunities. The Puesto Climaco-2 sidetrack well was successfully completed in December 2006, and began producing in January 2007.

Plans for 2008 include workovers of three wells - Puesto Climaco 3, Puesto Climaco 1 and El Vinalar 2.

The El Vinalar rights expire in 2016 with a ten year extension if a discovery is made. We do not have any outstanding work commitments. At expiry of the block rights, ownership of the producing assets will revert to the provincial government.

El Chivil, Surubi, Valle Morado, Santa Victoria

We purchased working interests in four additional properties at Chivil, Surubi, Valle Morado and Santa Victoria, in November and December 2006. These properties added to our existing portfolio of exploration and development opportunities and expanded our production base in Argentina. Farm-in partners are being sought to participate in drilling one exploration well on the Surubi block in 2008.

•
The Chivil field was discovered in 1987. Three wells were drilled; two remain in production. The field has produced 1.5 million barrels of oil to date. The contract for this field expires in 2015 with the option for a ten year extension.

•
Valle Morado was first drilled in 1989. Rights to the area were purchased by Shell in 1998, which subsequently completed a 3-D seismic program over the field and constructed a gas plant and pipeline infrastructure. Production began in 1999 from a single well, and was shut-in in 2001 due to water incursion. We are evaluating opportunities to re-establish production from the field.

•	Surubi and Santa Victoria are exploration fields and have no production history.

Oil and Gas Properties — Peru

We entered the Peruvian oil and gas industry in 2006 through the award of two frontier exploration blocks.

Blocks 122 and 128

We were awarded two exploration blocks in Peru in the last quarter of 2006 under a license contract for the exploration and exploitation of hydrocarbons. Block 122 covers 1,217,651 acres and block 128 covers 2,218,389 acres. The blocks are located in the eastern flank of the Maranon Basin in northern Peru, on the crest of the Iquitos Arch. There is a 5-20%, sliding scale, royalty rate on the lands, dependent on production levels. Production less than 5,000 barrels of oil per day attracts a royalty of 5%, for production between 5,000 and 100,000 barrels of oil per day there is a linear sliding scale between 5% and 20%. Production over 100,000 barrels per day has a royalty of 20%.The exploration contracts expire in 2014 and work commitments are defined in four exploration periods spread over seven years. There is a financial commitment of $5 million over the seven years for each block which includes technical studies, seismic acquisition and the drilling of exploration wells. Acquisition of technical data through aero magnetic-gravity studies began in 2007, and is continuing through the first half of 2008. This will be followed by seismic planning work in 2008 and seismic acquisition 2009. The production contract expires in 2037.

Proved Reserves

No estimates of proved reserves comparable to those included herein have been included in a report to any federal agency other than the SEC.

The process of estimating oil and gas reserves is complex and requires significant judgment, as discussed in Item 1A. “Risk Factors”. As a result we have developed internal policies for estimating and evaluating reserves, and 100% of our reserves are audited by an independent reservoir engineering firm at least annually.

The SEC definition of proved oil and natural gas reserves, per Regulation S-X, is as follows:

•
Proved oil and natural gas reserves.  Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made as defined in Rule 4-10(a)(2). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

a)
Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (2) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

b)
Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the proved classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

c)
Estimates of proved reserves do not include the following: (1) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (2) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (3) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (4) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

•	Proved developed reserves — Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods as defined in Rule 4-10(a)(3).

•
Proved undeveloped reserves — Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required as defined in Rule 4-10(a)(4).

The following table sets forth our proved reserves net of all royalties and third party interests as of December 31, 2007. (all quantities in thousands of barrels of oil)

	Proved	Proved	Total	Proved
	Developed	Undeveloped	Proved	Reserves
	Reserves	Reserves	Reserves	%
Colombia
Santana	661	-	661	10.3%
Guayuyaco	212	-	212	3.3%
Juanambu	206	-	206	3.2%
Costayaco	2,365	905	3,270	51.0%
Mecaya	-	34	34	0.5%
Total Colombia	3,444	939	4,383	68.3%

Argentina
Palmar Largo	381	35	416	6.5%
El Chivil	622	181	803	12.5%
Ipaguazu	296	-	296	4.6%
El Vinalar	520		520	8.1%
Nacatimbay	-	-	-	0.0%
Valle Morado	-	-	-	0.0%
Total Argentina	1.819	216	2,035	31.7%

Peru	-	-	-	-

Total	5,263	1,155	6,418	100.0%

Our proved developed reserves set forth in the previous table, totaling 5.3 million barrels of oil as at December 31, 2007 consist of proved developed producing reserves and proved developed non-producing reserves. The following table provides additional information regarding our proved developed reserves at December 31, 2007. (all quantities in thousands of barrels of oil)

	Proved	Proved	Total Proved
	Developed	Developed	Developed
	Producing	Non-Producing	Reserves
Colombia
Santana	609	52	661
Guayuyaco	158	54	212
Juanambu	186	20	206
Costayaco	1,192	1,173	2,365
Mecaya	-	-	-
Total Colombia	2,145	1,299	3,444

Argentina
Palmar Largo	381	-	381
El Chivil	261	361	622
Ipaguazu	-	296	296
El Vinalar	334	186	520
Nacatimbay	-	-	-
Valle Morado	-	-	-
Total Argentina	976	843	1,819

Total Peru	-	-	-

Total	3,121	2,142	5,263

Production Revenue and Price History

Certain information concerning oil and natural gas production, prices, revenues (net of all royalties) and operating expenses for the three years ended December 31, 2007 is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Drilling Activities

The following table summarizes the results of our development and exploration drilling activity for the past three years. Wells labeled as “In Progress”, were in progress as of December 31, 2007.

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Colombia
Exploration
Productive	2.00	0.85	-	-	1.00	0.35
Dry	4.00	1.50	1.00	1.00
In Progress	-	-	-	-	-	-
Development
Productive	-	-	-	-	1.00	0.35
Dry	-	-	-	-	-	-
In Progress	1.00	0.50	-	-	-	-
Total Colombia	7.00	2.85	1.00	1.00	2.00	0.70
Argentina
Exploration
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-
In Progress	-	-	-	-	-	-
Development
Productive	1.00	0.50	1.00	0.14	1.00	0.14
Dry	-	-
In Progress	-	-	-	-	-	-
Total Argentina	1.00	0.50	1.00	0.14	1.00	0.14
Peru
Exploration
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-
In Progress	-	-	-	-	-	-
Development
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-
In Progress	-	-	-	-	-	-
Total Peru	-	-	-	-	-	-
Total	8.00	3.35	2.00	1.14	3.00	0.84

Following are the results as of February 15, 2008 of wells in progress at December 31, 2007:

	Productive		Dry		Still in Progress
	Gross	Net	Gross	Net	Gross	Net
Colombia	1.00	0.50	-	-	-	-
Argentina	-	-	-	-	-	-
Peru	-	-	-	-	-	-
Total	1.00	0.50

Well Statistics

The following table sets forth our producing wells as of December 31, 2007.

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Colombia	19.00	6.71	-	-	19.00	6.71
Argentina	18.00	4.96	1.00	1.00	19.00	5.96
Peru	-	-	-	-	-	-
Total	37.00	11.67	1.00	1.00	38.00	12.67

Developed and Undeveloped Acreage

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2007.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Colombia	53,485	18,720	1,138,013	917,233	1,191,498	935,953
Argentina[1]	782,089	364,228	1,124,330	1,124,330	1,906,418	1,488,558
Peru	-	-	3,436,040	3,436,040	3,436,040	3,436,040
Total	835,574	382,948	5,698,383	5,477,603	6,533,956	5,860,551

1 Effective January 1, 2008 we relinquished a total of 271,721 acres in Argentina within existing blocks. No blocks were relinquished in their entirety.

Item 3. Legal Proceedings

Ecopetrol and Gran Tierra Colombia, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. There is a material difference in the interpretation of the procedure established in the Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back in to the Guayuyaco discovery. Gran Tierra Colombia’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. There has been no agreement between the parties, and the next step for resolution will be legal proceedings. Gran Tierra Colombia is awaiting further action by Ecopetrol in this regard. At this time no amount has been accrued in the financial statements as we do not consider it probable that a loss will be incurred. The estimated value of disputed production is $2,361,188 which possible loss is shared 50% ($1,180,594) with our partner Solana Petroleum Exploration (Colombia) S.A., with the remaining 50% the responsibility of Gran Tierra Colombia. To our knowledge, no other proceeding against us is currently contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of Gran Tierra Energy Inc. held on October 10, 2007, the following proposals were adopted.

Proposal I - To elect the following directors to serve for the ensuing year and until their successors are elected:

	Voted For	Withheld	Broker Non-Votes
Dana Coffield	48,066,859	332,436	—
Jeffrey Scott	48,065,959	333,336	—
Walter Dawson	48,046,959	352,336	—
Verne Johnson	48,045,959	353,336	—
Nadine C. Smith	48,050,659	348,336	—

Proposal II - To approve our 2007 Equity Incentive Plan, as an amendment and restatement of our 2005 Equity Incentive Plan, including an increase in the aggregate number of shares of common stock authorized for issuance under the plan from 2,000,000 to 9,000,000 shares:

Voted For	Voted Against	Abstain	Broker Non-Votes
35,614,922	2,282,260	339,050	10,163,063

Proposal III - To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the independent registered public accounting firm of Gran Tierra Energy Inc. for the fiscal year ending December 31, 2007:

Voted For	Voted Against	Abstain	Broker Non-Votes
48,112,897	41,106	245,292	—

Executive Officers of the Registrant

     Set forth below is information regarding our executive officers as of February 28, 2008.

Name	Age	Position
Dana Coffield	49	President and Chief Executive Officer; Director
Martin H. Eden	60	Chief Financial Officer
Max Wei	58	Vice President, Operations
Rafael Orunesu	52	President, Gran Tierra Energy Argentina
Edgar Dyes	62	President, Argosy Energy/Gran Tierra Energy Colombia

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

 Mr. Coffield graduated from the University of South Carolina with a Masters of Science degree and a doctorate (PhD) in Geology, based on research conducted in the Oman Mountains in Arabia and Gulf of Suez in Egypt, respectively. He has a Bachelor of Science degree in Geological Engineering from the Colorado School of Mines. Mr. Coffield is a member of the AAPG and the CSPG, and is a Fellow of the Explorers Club.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was first cleared for quotation on the OTC bulletin board on November 11, 2005 and has been trading since that time under the symbol “GTRE.OB.” On February 19, 2008, our common stock was listed on the Toronto Stock Exchange (“TSX”) and is trading under the symbol “GTE”.

As of March 6, 2008 there were approximately 410 holders of record of shares of our common stock (including holders of exchangeable shares).

On March 6, 2008, the last reported sales price of our shares on the OTC bulletin board was $3.49. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Fourth Quarter 2007	$2.69	$1.39
Third Quarter 2007	$2.16	$1.31
Second Quarter 2007	$1.49	$0.90
First Quarter 2007	$1.64	$0.88
Fourth Quarter 2006	$1.75	$1.10
Third Quarter 2006	$3.67	$1.47
Second Quarter 2006	$5.01	$2.96
First Quarter 2006	$5.95	$3.02

As of March 6, 2008, there are 97,574,024 shares of common stock issued and outstanding, which number includes shares of common stock issuable upon exchange of the exchangeable shares of Goldstrike Exchange Co. issued to former holders of common stock of Gran Tierra Energy Inc, a privately held corporation in Alberta (“Gran Tierra Canada”).

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

Unregistered Sales of Equity Securities

None.

Performance Graph

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	Period Ended December 31,
	2007	2006	2005
Statement of Operations Data
Revenues and other income
Oil sales	$31,807,641	$11,645,553	$946,098
Natural gas sales	44,971	75,488	113,199
Interest	425,542	351,872	—

Total revenues	32,278,154	12,072,913	1,059,297

Expenses
Operating	10,474,368	4,233,470	395,287
Depletion, depreciation and accretion	9,414,907	4,088,437	462,119
General and administrative	10,231,952	6,998,804	2,482,070
Liquidated damages	7,366,949	1,527,988	—
Derivative financial instruments	3,039,690	—	—
Foreign exchange (gain) loss	(77,275)	370,538	(31,271)

Total expenses	40,450,591	17,219,237	3,308,205

Loss before income tax	(8,172,437)	(5,146,324)	(2,248,908)
Income tax	(294,767)	(677,380)	29,228

Net loss	$(8,467,204)	$(5,823,704)	$(2,219,680)

Net loss per common share — basic and diluted	$(0.09)	$(0.08)	$(0.16)

Statement of Cash Flows Data
Operating activities	$6,214,677	$(829,620)	$(1,876,638)
Investing activities	(12,845,943)	(45,366,912)	(9,108,022)
Financing activities	719,303	68,075,856	13,206,116

(Decrease) Increase in cash	$(5,911,963)	$21,879,324	$2,221,456

Balance Sheet Data
Cash and cash equivalents	$18,188,817	$24,100,780	$2,221,456
Working capital (including cash)	8,058,049	14,541,498	2,764,643
Oil and gas properties	63,202,432	56,093,284	7,886,914
Deferred tax asset	2,058,436	444,324	—
Total assets	112,796,561	105,536,957	12,371,131
Deferred tax liability	(11,674,744)	(9,875,657)	—
Other long-term liabilities	(1,986,023)	(633,683)	(67,732)
Shareholders’ equity	$(76,791,855)	$(76,194,779)	$(11,039,347)

We made our initial acquisition of oil and gas producing and non-producing properties in Argentina in September 2005 for a total purchase price of approximately $7 million. Prior to that time we had no revenues. In June 2006, we acquired our Argosy assets for consideration of $37.5 million cash, 870,647 shares of our common stock and overriding and net profit interests in certain assets valued at $1 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We took our current form on November 10, 2005 when the former Gran Tierra Energy Inc., a privately-held Alberta corporation, which we refer to as Gran Tierra Canada, was acquired by an indirect subsidiary of Goldstrike Inc, a Nevada corporation. Goldstrike adopted the assets, management, business operations, business plan and name of Gran Tierra Canada. For accounting purposes, the predecessor company in the transaction was the former Gran Tierra Canada, and the financial information of the former Goldstrike was eliminated at consolidation. This transaction is accounted for as a reverse takeover of Goldstrike Inc. by Gran Tierra Canada.

Prior to September 1, 2005, we had no oil and gas interests or properties. In September 2005 and during 2006 we acquired oil and gas interests and properties in Argentina, Colombia and Peru.

We funded acquisitions of our properties in Colombia and Argentina through a series of private placements of our securities that occurred between September 2005 and February 2006 and an additional private placement that occurred in June 2006, described below.

Our operating results for the year ended December 31, 2007 as compared to 2006 are principally impacted by the inclusion in 2007 of a full year’s activities from the oil and gas interests in Argentina and Colombia we acquired in the second and fourth quarters of 2006. The 2007 results are also impacted by the 2007 discoveries in the Costayaco area of the Chaza block and the Juanambu area of the Guayuyaco block and the subsequent commencement of production of the first wells in each of these areas in the second half of 2007 and a higher average WTI for 2007. Our production volumes and revenues in Colombia have significantly increased over the prior year.

The operating results for 2006 include a full year of activities at Palmar Largo, two months at Nacatimbay before production was suspended on March 1, 2006 and two months after production was reinstated on November 1, 2006, six months of activities at El Vinalar beginning July 1, 2006 and one month of activities at Chivil, commencing December 1, 2006. We initially held a 14% working interest (WI) in Palmar Largo (oil production), a 50% WI in Nacatimbay (production of natural gas and condensate) and a 50% WI in Ipaguazu (exploration land). During November and December of 2006 we acquired the following additional working interests in Argentina, which further impacted the financial and operational results for the year ended December 31, 2007:

• an additional 50% WI in Nacatimbay;

• an additional 50% WI in Ipaguazu;

• 50% WI in El Vinalar (oil production);

• 100% WI in Chivil (oil production);

• 100% WI in Surubi (exploration land);

• 100% WI in Santa Victoria (exploration land); and,

• 93.2% WI in Valle Morado (exploration land).

The operating results for 2006 were also impacted by our acquisition of Argosy Energy International L.P. (“Argosy”). Prior to June 20, 2006 we did not own any oil or gas properties in Colombia. On June 20, 2006 we acquired Argosy and became the operator of nine blocks in Colombia. The Santana, Guayuyaco and Chaza blocks are currently producing. The Rio Magdalena, Talora, Azar and Mecaya blocks are in their exploration phases. During 2007, we relinquished ownership of the Primavera block and acquired the Putumayo A and B technical evaluation areas.

The operating results and financial position for 2005 reflect our incorporation on January 26, 2005 and the commencement of oil and gas operations in Argentina on September 1, 2005.

Due to a successful exploration program in Colombia, undertaken in the first half of 2007, we made two field discoveries, Costayaco in the Chaza block and Juanambu in the Guayuyaco block. These exploration wells were brought into production in the third quarter of 2007 and have significantly increased our daily production. Average daily production in Colombia in 2007, including our new discovery wells Costayaco-1 and Juanambu-1, increased by 559 barrels per day to 913 barrels per day from 354 barrels per day in 2006.

Our estimate of proved reserves, net of royalties, as of December 31, 2007, stands at 6.4 million barrels of oil primarily due to the new discoveries at Costayaco and Juanambu.  This compares to our December 31, 2006 proved reserves of 3.0 million barrels of oil.

Effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of our petroleum reserves up to maximum of $50 million, with an initial borrowing base of $7 million based on mid-2006 reserves. We have not drawn down any amounts under this facility.

In June, 2006, we sold an aggregate of 50 million units of our securities at a price of $1.50 per unit in a private offering for gross proceeds of $75 million, pursuant to four separate Securities Purchase Agreements, which we refer to collectively as the “2006 Offering”. Each unit comprised one share of Gran Tierra Energy’s common stock and one warrant to purchase one-half of a share of Gran Tierra Energy’s common stock at an exercise price of $1.75 for a period of five years. In connection with the issuance of these securities, Gran Tierra Energy entered into four separate Registration Rights Agreements with the investors pursuant to which Gran Tierra Energy agreed to register for resale the shares and warrants (and shares issuable pursuant to the warrants) issued to the investors in the offering by November 17, 2006, and if we failed to do so we would be obligated to pay liquidated damages. The second registration statement was declared effective by the Securities Exchange Commission (“SEC”) on May 14, 2007. Gran Tierra Energy had accrued $8.6 million in liquidated damages as of that date.

On June 27, 2007, under the terms of the Registration Rights Agreements, we obtained a sufficient number of consents from the signatories to the agreements waiving Gran Tierra Energy’s obligation to pay in cash the accrued liquidated damages. We agreed to amend the terms of the warrants issued in the 2006 Offering by reducing the exercise price of the warrants to $1.05 and extending the life of the warrants by one year, in lieu of a cash payment for liquidated damages. $7.4 million of the liquidated damages has been recorded in 2007 and the remainder had been recorded in 2006.

Gran Tierra Energy has an active development drilling and exploration drilling program budgeted for 2008. This includes seven development wells in oil discoveries made in Colombia in 2007 including Costayaco-2 which commenced drilling in December 2007, and completed testing in February 2008; Costayaco-3 which was drilled in January and February 2008 and is planned for testing in March, 2008; and three oil exploration wells, two in Colombia and one in Argentina. Our exploration success in 2007 is to be further developed in 2008 with the potential to significantly increase our production. Gran Tierra Energy plans to continue with development drilling through 2008 to increase our production capacity, in addition to undertaking additional oil exploration efforts to further define the potential of our acreage in Colombia, Argentina and Peru.

Currently all oil and gas producers in Argentina are operating without sales contracts.   A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. We are receiving $33 per barrel, which is a price offered by Refiner S.A., the purchaser of our crude oil, based on their netback, for production since November 18, 2007, the effective date of the decree.  The price we received for November oil deliveries before November 18, 2007 was approximately $48 per barrel.  Along with most other oil producers in Argentina, we are continuing deliveries to the refinery and will continue to receive $33 per barrel until the situation around the decree is rectified by the government.  The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced by the lower sales price. We are working with other oil and gas producers in the area, as well as Refiner S.A. and provincial governments, to lobby the federal government for change. There has been a delay in rectifying the situation in Argentina because of a change in government in December 2007, and the months of January and February are generally slow working months due to summer vacations.

Operating in countries in South America exposes our business to risks due to political and economic forces in the countries in which we operate. For example, in March 2008, one of the Ecopetrol pipelines was blown up by guerillas, and we estimate at present that we will have to reduce our current production deliveries to Ecopetrol for approximately one week, perhaps longer, while Ecopetrol completes repairs to their pipeline, which will impact our revenues for the first quarter of 2008. See Item 1A. “Risk Factors” for the risks we face as a result of operating in South America.

Results of Operations for the years ended December 31, 2007 as compared to year ended December 31, 2006

Revenue and Other Income

A summary of selected production, revenue and price information for the years ended December 31, 2007 and 2006 is presented in the following table:

	Year Ended December 31,
	2007			2006			Change from Prior Year
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
Production, net of royalties (2)
Oil and NGLs (Bbls)	207,912	333,157	541,069	127,712	129,209	256,921	63%	158%	111%
Gas (Mcf)	26,631	-	26,631	41,447	-	41,447	-36%	-	-36%
Oil, Gas and NGLs (Boe) (1)	209,244	333,157	542,401	129,784	129,209	258,993	61%	158%	109%
Revenue and other income
Oil and NGLs (Bbls)	$8,059,486	$23,748,155	$31,807,641	$5,033,363	$6,612,190	$11,645,553	60%	259%	173%
Gas	44,971	-	44,971	75,488	-	75,488	-40%	-	-40%
Interest (excluding Corporate)	15,225	222,785	238,010	-	-	-	100%	100%	100%
	$8,119,682	$23,970,940	$32,090,622	$5,108,851	$6,612,190	$11,721,041	59%	263%	174%
Other - Corporate			187,532			351,872			-47%
			$32,278,154			$12,072,913			167%
Average Prices
Oil and NGLs (Per Bbl)	$38.76	$71.28	$58.79	$39.41	$51.17	$45.33	-2%	39%	30%
Gas (Per Mcf)	$1.69	-	$1.69	$1.82	-	$1.82	-7%	-	-7%

(1) Gas volumes are converted to barrels (“bbl’s”) of oil equivalent ("Boe") at the rate of 20 thousand cubic feet ("Mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. Natural Gas Liquids (NGLs") volumes are converted to Boe’s on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

Crude oil and NGL production for the year ended December 31, 2007 increased 111% to 541,069 barrels from 256,921 barrels for the year ended December 31, 2006. The average price received per barrel of oil increased 30% to $58.79 per barrel for 2007 from $45.33 per barrel in 2006. As a result, revenues and other income for the year ended December 31, 2007 increased 167% to $32,278,154 compared to $12,072,913 for the year ended December 31, 2006. The increase in production is due primarily to the inclusion of a full year of Colombian and Argentine production and the commencement of production at the beginning of the third quarter from the two new discovery wells. The 2006 production included Colombian production subsequent to its acquisition in June 2006. In Argentina, the 2006 results include a full year of activities at Palmar Largo, four months at Nacatimbay, six months of activities at El Vinalar beginning July 1, 2006, and one month of activities at Chivil, commencing December 1, 2006. Natural gas production in 2007 decreased 36% to 26,631 Mcf from 41,447 Mcf in 2006 with the average price also decreasing 7% to $1.69 per Mcf from $1.82 per Mcf. The volume decrease was a result of an operations decision to use the gas production for operating power generation and market only the unused excess.

In Argentina, crude oil and NGL production after 12% royalties for the year ended December 31, 2007 increased 63% to 207,912 barrels compared to 127,712 barrels for 2006. This increased production includes 89,361 barrels from Palmar Largo, 77,971 barrels from El Vinalar and 40,039 barrels from Chivil. Average daily production for the year was 245 barrels from Palmar Largo, 214 barrels from El Vinalar and 110 barrels from Chivil. Natural gas production, after royalties of 12%, at Nacatimbay in 2007 was 26,631 Mcf as compared to 41,447 Mcf in 2006. For 2006, Argentina’s crude oil production after 12% royalties was 127,712 barrels, including 118,121 barrels from Palmar Largo, 7,644 barrels from El Vinalar for the period July 1 to December 31, 2006, and 1,947 barrels from Chivil for December 1 to December 31, 2006. Average daily production for these periods in 2006 was 324 barrels from Palmar Largo, 42 barrels from El Vinalar (21 barrels per day for the year) and 63 barrels (5 barrels per day for the year) from Chivil.

In Argentina, net revenue for the year ended December 31, 2007, after deducting royalties at an average royalty rate of 12% of production revenue, and after deducting turnover taxes, increased 60% to $8,059,486 ($38.76 per barrel) for oil and NGLs and decreased 40% to $44,971 ($1.69 per Mcf) for natural gas as compared to $5,033,363 ($39.41 per barrel) and $75,488 ($1.82 per Mcf), respectively, for 2006. Oil and natural gas prices are effectively regulated in Argentina. Although production from most properties has increased due to a full year’s production in 2007 as compared to 2006, domestic prices received have decreased due to the impact of increased export taxes levied by the Federal Government.

In Colombia, crude oil and NGL production, after government royalties ranging from 8% to 20% and a third party two percent overriding royalty, for the year ended December 31, 2007 increased 158% to 333,157 barrels as compared to 129,209 barrels for 2006. This increased production includes 112,662 barrels from the Santana block, 60,533 barrels from the Guayuyaco block (excluding the Juanambu area), 38,119 barrels from the Juanambu area and 125,163 barrels from the Chaza block (Costayaco area). The average daily production for the year was 309 barrels per day from the Santana block, 166 barrels per day from the Guayuyaco block (excluding the Juanambu area), and 104 barrels per day from the Juanambu area and 343 per day from the Chaza block. For 2006, Colombia’s production and results of operations commenced June 21, 2006 in conjunction with our acquisition of Argosy. Production after royalties was 129,209 barrels for the period from June 21 to December 31, 2006, comprising 65,176 barrels from the Santana block and 64,033 barrels from the Guayuyaco block, representing a combined average production rate of 692 barrels per day for the period (354 barrels per day for the year). The significant increase is as result of a full year of production and two new discoveries, one in the Juanambu area of the Guayuyaco block and the other in the Costayaco area of the Chaza block which came on production in the third quarter of 2007.

In Colombia, crude oil and NGL revenue, net of royalties, for the year ended December 31, 2007 increased 259% to $23,748,155 or $71.28 per barrel as compared to $6,612,190 and $51.17 per barrel for 2006. Besides the increase in production as a result of the new discovery wells and a full year of production from the other areas, revenue increased due to the increased price of oil received based on a higher WTI price in 2007.

Interest income earned on our cash deposits for the year ended December 31, 2007 increased 21% to $425,542 as compared to $351,872 for 2006. Although our cash balances held by corporate from funds raised mid-year 2006 through private placements have decreased, the increase in receipts from crude oil sales throughout 2007 has offset this decrease, resulting in an increase in interest revenue.

Operating Expenses

	Year Ended December 31,
	2007			2006			Change from Prior Year
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
Operating Expense
Operating Expense	$6,327,276	$4,097,336	$10,424,612	$2,846,705	$1,386,765	$4,233,470	122%	195%	146%
Other - Corporate - Peru Operations			49,756			-			100%
	$6,327,276	$4,097,336	$10,474,368	$2,846,705	$1,386,765	$4,233,470			147%

Operating expense per Boe	$30.24	$12.30	$19.31	$21.93	$10.73	$16.35	38%	15%	18%

For the year ended December 31, 2007, operating expenses increased 147% to $10,474,368 ($19.31 per Boe) compared to $4,233,470 ($16.35 per Boe) in 2006, reflecting the inclusion in 2007 of a full year of Colombian and Argentine operating activities for those properties. The operations for the new discovery wells at Juanambu and Costayaco commenced in the third quarter of 2007 contributing to the increase in operating costs. In 2006, Argentina’s operations included a full year operations at Palmar Largo, four months at Nacatimbay, six months of activities at El Vinalar and one month at Chivil. Colombia’s operations commenced June 21, 2006 as a result of the purchase of Argosy.

In Argentina, operating expenses for 2007 increased 122% to $6,327,276 ($30.24 per Boe) as compared to $2,846,705 for 2006 ($21.93 per Boe). The 2007 operating costs are higher than in 2006 due to workovers undertaken in 2007. Argentina’s 2007 operating costs include $9.71 per Boe ($2.27 per Boe in 2006) of costs associated with budgeted workover projects undertaken to sustain production.

In Colombia, operating expenses increased 195% to $4,097,336 in 2007 ($12.30 per Boe) as compared to $1,386,765 for the period June 21 to December 31, 2006 ($10.73 per Boe). The 2007 operating costs included $2.69 per Boe ($4.11 per Boe in 2006) of budgeted workover expense mainly carried out in the Guayuyaco block.

Depletion, Depreciation and Accretion (“DD&A”)

	Year Ended December 31,
	2007			2006			Change from Prior Year
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
DD&A
DD&A	$2,476,834	$6,850,086	$9,326,920	$1,550,544	$2,494,317	$4,044,861	60%	175%	131%
Other - Corporate			87,987			43,576			102%
			$9,414,907			$4,088,437			130%

DD&A per Boe	$11.84	$20.56	$17.36	$11.95	$19.30	$15.79	-1%	7%	10%

Depreciation, depletion and accretion for the year ended December 31, 2007 increased 130% to $9,414,907 from $4,088,437 for 2006. For Argentina, DD&A increased 60% to $2,476,834 from $1,550,544 in 2006. The increase in Argentina is mainly due to decreased proved reserves offset by a decreasing proved depletable cost base resulting in an 1% decrease of the DD&A rate to $11.84 per Boe in 2007 from $11.95 per Boe in 2006. This decreasing proved depletable cost base is a result of the mature nature of the properties held and our 2007 focused capital spending on the Colombian exploration program.

For Colombia, DD&A increased 175% to $6,850,086 from $2,494,317 for 2006. The increase in Colombia is primarily due to the increase in production over the prior year. Though our Colombian proved reserves increased significantly in 2007, Gran Tierra Energy also invested much of its 2007 capital spending on the Colombia exploration program. As a result, our Colombian proved depletable cost base has significantly increased resulting in a 2007 depletion rate of $20.56 per Boe as compared to $19.30 per Boe for 2006.

The 2006 DD&A includes a full year of operations at Palmar Largo, additional Argentina acquisitions in 2006, and the inclusion of Colombia operations in June 2006.

General and Administrative (“G&A”)

	Year Ended December 31,
	2007			2006			Change from Prior Year
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
G&A
G&A	$1,704,410	$1,695,825	$3,400,235	$1,122,980	$897,494	$2,020,474	52%	89%	68%
Other - Corporate			$6,831,717			$4,978,330			37%
			$10,231,952			$6,998,804			46%

G&A per Boe	$8.15	$5.09	$18.86	$8.65	$6.95	$27.02	-6%	-27%	-30%

General and administrative costs for the year ended December 31, 2007 increased 46% to $10,231,952 from $6,998,804 for 2006. The increase in G&A was due to the inclusion of a full year of business activities related to the acquisition of the Argosy properties in Colombia and additional properties in Argentina, corporate stewardship costs including Sarbanes Oxley compliance, securities registration related costs and increased stock compensation due to increased option grants. Argentina’s G&A cost for the year ended December 31, 2007 increased 52% to $1,704,410 from $1,122,980 in 2006 as a result of the need for increased administration staff and professional costs associated with properties purchased late in 2006. Colombia’s G&A for the year ended December 31, 2007 increased 89% to $1,695,825 from $897,494 in 2006 mainly due to 2006 G&A costs include those costs during the period commencing on the date of acquisition of Argosy, to the year end.

Liquidated Damages

	Year Ended December 31,		Change from Prior
	2007	2006	Year
Liquidation Damages	$7,366,949	$1,527,988	382%

Liquidated damages expensed in 2007 relates to liquidated damages payable to our stockholders as a result of the registration statement for 50 million units sold in the second quarter of 2006 not becoming effective within the period specified in the share registration rights agreements for those securities. This registration statement became effective on May 14, 2007.

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

Financial Derivative Loss

Financial Derivative Loss	Year Ended December 31, 2007
Realized financial derivative loss	$391,345
Current portion of unrealized financial derivative Loss	$1,593,629
Long-term portion of unrealized financial derivative loss	$1,054,716
Total unrealized financial derivative loss	$2,648,345
Financial derivative loss	$3,039,690

As required under the terms of the Credit Facility with Standard Bank Plc, in February of 2007, we entered into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. In accordance with the terms of the Facility, Gran Tierra Energy is required to maintain compliance with specified financial and operating covenants.

Foreign Exchange Loss

	Year Ended December 31,		Change from Prior
	2007	2006	Year
Foreign Exchange (Gain) Loss	$(77,275)	$370,538	121%

The foreign exchange gain for the year ended December 31, 2007 increased to $77,275 from a loss of $370,538 for 2006. The foreign exchange gain resulted from the increase in 2007 of the value of the Colombian peso as compared to the US dollar.

Income Tax

	Year Ended December 31,		Change from Prior
	2007	2006	Year
Income Tax	$294,767	$677,380	-56%

The income tax expense for the year ended December 31, 2007 decreased 56% to $294,767 from $677,380 for 2006. The Colombia operations generated a net income before tax of $11,484,448 in 2007, which resulted in a local income tax liability, offset by a 2007 income tax recovery arising from losses of $2,740,990 incurred in Argentina. In Colombia, we have used available prior period loss carryforwards and Colombian income tax investment incentives, which permit additional tax deductions associated with capital investment in producing oil and natural gas properties, to decrease our current income tax otherwise payable.

Net Income (Loss) Available to Common Shares

	Year Ended December 31,
	2007				2006				Change from Prior Year
	Argentina	Colombia	Corporate	Total	Argentina	Colombia	Corporate	Total	Argentina	Colombia	Corporate	Total
Net Loss
Net loss (income) before income tax	$2,474,990	$(11,484,448)	$17,181,895	$8,172,437	$411,028	$(1,486,075)	$6,221,371	$5,146,324	502%	673%	176%	59%
Income tax			-	294,767				677,380				-56%
Net Loss				$8,467,204				$5,823,704				45%

Loss per share - Basic and Diluted
Weighted Average Outstanding Common Shares - Basic and Diluted				95,096,311				72,443,501				31%
Loss per share - Basic and Diluted				$0.09				$0.08				13%

The net loss for the year ended December 31, 2007 increased 45% to $8,467,204 or $0.09 per share from a loss of $5,823,704, or $0.08 per share in 2006. This loss includes a full year of operating activities for Colombia versus just over six months in 2006. The primary reason for the increase is due to the liquidation damages, as explained above, corporate stewardship costs including Sarbanes Oxley compliance, securities registration related costs and increased stock compensation due to increased option grants. Argentina’s 2007 operating segment loss increased 502% to $2,474,990 from a loss of $411,028 in 2006 primarily due to the increase in budgeted workover costs required to maintain production levels. Colombia increased its 2007 operating segment income by 673% to $11,484,448 from $1,486,075 in 2006 is a result to the increased production realized from the new discovery wells and the increase in price received for all production in 2007 versus 2006.

Results of Operations for the years ended December 31, 2006 as compared to period ended December 31, 2005

Revenue and Other Income
A summary of selected production, revenue and price information for the year ended December 31, 2006 and the period ended December 31, 2005 is presented in the following table:

	Year Ended December 31, 2006			Periods Ended December 31, 2005			Change from Prior Period
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
Production, net of royalties (2)
Oil and NGLs (Bbls)	127,712	129,209	256,921	25,132	-	25,132	408%	100%	922%
Gas (Mcf)	41,447	-	41,447	180,320	-	180,320	-77%	-	-77%
Oil, Gas and NGLs (Boe) (1)	129,784	129,209	258,993	34,148	-	34,148	280%	100%	658%
Revenue and other income
Oil and NGLs (Bbls)	$5,033,363	$6,612,190	$11,645,553	$946,098	-	$946,098	432%	100%	1,131%
Gas	75,488	-	75,488	113,199	-	$113,199	-33%	-	-33%
	$5,108,851	$6,612,190	$11,721,041	$1,059,297	-	$1,059,297	382%	100%	1,006%
Other - Corporate			$351,872			-			100%
			$12,072,913			$1,059,297			1,040%
Average Prices
Oil and NGLs (Per Bbl)	$39.41	$51.17	$45.33	$37.65	-	$37.65	5%	100%	20%
Gas (Per Mcf)	$1.82	-	$1.82	$0.63	-	$0.63	189%	-	189%

(1) Gas volumes are converted to barrels (“bbl’s”) of oil equivalent ("Boe") at the rate of 20 thousand cubic feet ("Mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. Natural Gas Liquids (NGLs") volumes are converted to Boe’s on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

Crude oil and NGL production for the year ended December 31, 2006 increased 922 % to 256,921 barrels from 25,132 barrels for the year ended December 31, 2005. The average price received per barrel of oil increased 20% to $45.33 per barrel for 2006 from $37.65 per barrel in 2005. As a result, revenue and other income for the year ended December 31, 2006 increased 1,040% to $12,072,913 compared to $1,059,297 for the year ended December 31, 2005. The 2006 production included Colombian production subsequent to the acquisition of Argosy in June 20, 2006. Also, in Argentina, the 2006 results include a full year of activities at Palmar Largo, four months at Nacatimbay, six months of activities at El Vinalar beginning July 1, 2006, and one month of activities at Chivil, commencing December 1, 2006. Revenues in 2005 reflect only the Argentina operations for a four month period from September 1, 2005, the date of acquisition of the Palmar Largo and Nacatimbay properties. Natural gas production in 2006 decreased 77% to 41,447 Mcf from 180,320 Mcf in 2006 with the average price increasing 189% to $1.82 per Mcf from $0.63 per Mcf. The volume decrease was a result of an operations decision to use the gas production for operating power generation and market only the unused excess.

In Argentina, crude oil and NGL production after 12% royalties for the year ended December 31, 2006 increased 408% to 127,712 barrels compared to 25,132 barrels for 2005. This increased production includes 118,121 barrels from Palmar Largo, 7,644 barrels from El Vinalar for the period July 1 to December 31, 2006, and 1,947 barrels from Chivil for December 1 to December 31, 2006. Average daily production for these periods in 2006 was 324 barrels from Palmar Largo, 42 barrels from El Vinalar (21 barrels per day for the year) and 63 barrels (5 barrels per day for the year) from Chivil. Oil sales at Palmar Largo during 2005 were 25,132 barrels, or an average of 206 barrels per day for the period (69 barrels per day for the year), due to severe weather conditions in Northern Argentina, as extreme rainfall and poor road conditions curtailed tanker truck traffic through November and December 2005. Natural gas sales, after royalties of 12%, at Nacatimbay in 2006 were 41,447 Mcf as compared to 180,320 Mcf in 2005.

In Argentina, net revenue for the year ended December 31, 2006, after deducting royalties at an average royalty rate of 12% of production revenue, and after deducting turnover taxes, increased 432% to $5,033,363 ($39.41 per barrel) for oil and NGLs and decreased 33% to $75,488 ($1.82 per Mcf) for natural gas as compared to $946,098 ($37.65 per barrel) and $113,199 ($0.63 per Mcf), respectively, for 2005. Increased production from most properties due to a full year’s production in 2006 as compared to a partial year’s production in 2005 and increased prices received due to increased world oil prices in 2006 as compared to 2005 have resulted in the increase in net revenue. Oil and natural gas prices are effectively regulated in Argentina.

In Colombia, crude oil and NGL production, after royalties ranging from 10% to 22% (including a 2 percent overriding royalty), for the year ended December 31, 2006 increased 100% to 129,209 barrels as compared to nil production for 2005. Colombia’s production and results of operations began June 21, 2006 in conjunction with our acquisition of Argosy. Production after royalties was comprised of 65,176 barrels from the Santana block and 64,033 barrels from the Guayuyaco block, representing a combined average production rate of 692 barrels per day for the period (354 barrels per day for the year).

In Colombia, crude oil and NGL revenue, net of royalties, for the year ended December 31, 2006 increased 100% to $6,612,190 and $51.17 per barrel as compared to no revenue for 2006.

Interest income earned on our cash deposits was $351,872 for the year ended December 31, 2006 and none in 2005.

Operating Expenses

	Year Ended December 31,			Period Ended December 31,
	2006			2005			Change from Prior Year
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
Operating Expense
Operating Expense	$2,846,705	$1,386,765	$4,233,470	$395,287	$-	$395,287	620%	100%	971%

Operating Expense per Boe	$21.93	$10.73	$16.35	$11.58		$11.58	89%	100%	41%

For the year ended December 31, 2006, operating expenses increased 971% to $4,233,470 ($16.35 per Boe) compared to $395,287 ($11.58 per Boe) in 2005, reflecting the inclusion in Argentina of operations for a full year at Palmar Largo, four months at Nacatimbay, six months of activities at El Vinalar and one month at Chivil. Colombia’s operations commenced June 21, 2006 as a result of the purchase of Argosy. Operating expenses totaled $395,287 for the period from incorporation on January 26, 2005 to December 31, 2005, representing four months of operations in Argentina.

In Argentina, operating expenses for 2006 increased 620% to $2,846,705 ($21.93 per Boe) as compared to $395,287 for 2005 ($11.58 per Boe). The current year operating costs are higher than in the same periods of 2006 due to workovers undertaken in the current year, and 2005 contains only four months of operations commencing from the initial purchase of Argentine assets.

In Colombia, operating expenses were $1,386,765 ($10.73 per Boe) for the period June 21 to December 31, 2006. Colombia’s 2006 operating costs included $4.11 per Boe of budgeted workover expense carried out in the Guayuyaco and Santana blocks.

Depletion, Depreciation and Accretion

	Year Ended December 31,			Period Ended December 31,
	2006			2005			Change from Prior Period
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
DD&A
DD&A	$1,550,544	$2,494,317	$4,044,861	$453,022	$-	$453,022	242%	100%	793%
Other - Corporate			$43,576			$9,097			379%
			$4,088,437			$462,119			785%

DD&A per Boe	$11.95	$19.30	$15.79	$13.27	-	$13.53	-10%	100%	17%

Depreciation, depletion and accretion for the year ended December 31, 2006 increased 785% to $4,088,437 from $462,119 for 2005. The 2006 DD&A includes a full year of operations at Palmar Largo, additional Argentina acquisitions in 2006, and the inclusion of Colombia operations in June 2006. Depreciation, depletion and accretion recorded in 2005 primarily relates to the depletion of the acquisition cost for the Argentina properties.

General and Administrative

	Year Ended December 31,			Period Ended December 31,
	2006			2005			Change from Prior Period
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
G&A
G&A	$1,122,980	$897,494	$2,020,474	$331,033	$-	$331,033	239%	100%	510%
Other - Corporate			$4,978,330			$2,151,037			131%
			$6,998,804			$2,482,070			182%

G&A per Boe	$8.65	$6.95	$27.02	$9.69		$72.69	-11%	100%	-63%

General and administrative costs for the year ended December 31, 2006 increased 182% to $6,998,804 from $2,482,070 for 2006. The incremental increase in general and administrative costs in 2006 was primarily due to operating fully-staffed branch offices in Colombia and Argentina, the increased level of activity related to our expansion of operations, which resulted from acquisition of the Argosy assets in Colombia and properties in Argentina, and costs related to the registration of our securities.

Liquidated Damages

	Year Ended December 31,	Period Ended December 31,	Change from Prior
	2006	2005	Period
Liquidation Damages	$1,527,988	$-	100%

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

Foreign Exchange Loss

	Year Ended December 31,	Period Ended December 31,	Change from Prior
	2006	2005	Period
Foreign Exchange (Gain) Loss	$370,538	$(31,271)	1,285%

The foreign exchange loss for the year ended December 31, 2006 increased to $370,538 from a gain of $31,271 for 2005. The loss arose primarily from translation of local currency denominated transactions in our South American operations into US dollars.

Income Tax

	Year Ended December 31,	Period Ended December 31,	Change from Prior
	2006	2005	Period
Income Tax Expense (Recovery)	$677,380	$(29,228)	2,418%

The income tax expense for the year ended December 31, 2006 increased 2,418% to $677,380 from a recovery of $29,228 for 2005. The Colombia operations generated a net income before tax of $2.4 million dollars, which resulted in a local income tax liability, offset by income tax assets arising from losses incurred in Argentina.

Net Income (Loss) Available to Common Shares

	Year Ended December 31,				Period Ended December 31,
	2006				2005				Change from Prior Period
	Argentina	Colombia	Corporate	Total	Argentina	Colombia	Corporate	Total	Argentina	Colombia	Corporate	Total
Net Loss
Net loss (income) before income tax	$411,028	$(1,486,075)	$6,221,371	$5,146,324	$112,445	$-	$2,136,463	$2,248,908	266%	100%	191%	129%
Income tax				677,380				(29,228)				-2,418%
Net Loss				$5,823,704				$2,219,680				162%
Loss per share - Basic and Diluted
Weighted Average Outstanding Common Shares - Basic and Diluted				72,443,501				13,538,149				435%
Loss per share - Basic and Diluted				$0.08				$0.16				-50%

The net loss for the year ended December 31, 2006 increased 162% to $5,823,704 or $0.08 per share from a loss of $2,219,680, or $0.16 per share in 2005. This loss includes a full year of operating activities at Palmar Largo and six months plus ten days of operations in Colombia, and costs related to the share registration statements. The net loss for the period from incorporation on January 26, 2005 to December 31, 2005 reflect four months of operating activity in Argentina, twelve months of business activity and significant costs relating to the November 10, 2005 share exchange transactions.

Liquidity and Capital Resources

During 2007, we relied upon cash provided by operations and the proceeds of 2006 private placements to fund ongoing operations and our capital investment program. As of December 31, 2007, our cash and cash equivalents balance was $18,188,817 million and our current assets (including cash and cash equivalents balance) less current liabilities were $8,058,049, compared to cash and cash equivalents of $24,100,780 and current assets (including cash and cash equivalents balance) less current liabilities of $14,541,498 million at December 31, 2006. We also have a credit facility with a bank that provides for borrowing in an amount based on the present value of our petroleum reserves, up to a maximum of $50 million, described below.

Effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of our petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of our Mid-Year 2007 Independent Reserve Audit, we have received preliminary approval to increase our borrowing base to $20 million. The facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by our Colombian assets. Under the terms of the facility, we are required to maintain compliance with specified financial and operating covenants. We were required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As of December 31, 2007, no amounts have been drawn-down under the facility.  In accordance with the terms of the credit facility with Standard Bank Plc, we entered into a costless collar hedging contract for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. For the year ended December 31, 2007, we recorded a loss of $3,039,690 on derivative financial instruments.

During the year ended December 31, 2007, we reduced our cash balances by $5,911,963 as compared to an increase in 2006 of $21,879,324. Net cash provided by operating activities for the year ended December 31, 2007 increased to $6,214,677 as compared to net cash used in operating activities of $829,620 for 2006. The increase was mainly due to the significant increase in oil production and the associated sales price received offset by costs associated with budgeted workovers in both Colombia and Argentina, G&A expenditures associated with increased stewardship costs, including Sarbanes Oxley related expenditures, and securities registration issues, as further explained above in our review of the results of operations. Net cash used in investing activities for the year ended December 31, 2007 decreased 72% to $12,845,943 from $45,366,912 in 2006. During 2007, we expended $13,429,570 (net of non-cash working capital related to capital expenditures of $2,799,580) in oil and gas property expenditures relating to our drilling and other oilfield activities primarily in Colombia as compared to $7,434,463 (net of non-cash working capital expenditures of $10,599,199) for 2006. In 2006, we expended $36,911,959 related to the purchase of Argosy. Net cash provided by financing activities for the year ended December 31, 2007 was $719,303 as a result of the issuance of common shares upon exercise of warrants. In 2006, net cash provided by financing activities was $68,075,856 mainly as a result of the issuance of common shares through private placements.

During the year ended December 31, 2006, we increased our cash balances by $21,879,324 and funded our capital expenditures and operating expenditures from proceeds of a series of private placements of our securities. Cash outflows comprised $829,620 from operating activities and cash inflows of $68,075,856 from financing activities, offset by cash outflows of $45,366,912 for investing activities. Proceeds from private placements included $75,000,000, less issue costs of $6,303,699, from the sale of 50,000,000 units of our securities in June 2006, $610,000 from the sale of 762,500 units in the first quarter of 2006, and proceeds from the exercise of warrants to purchase common stock. However, of the amount raised, $1,280,951 was held in escrow at December 31, 2006, and the holders of those units had the right to return the units to us and receive their purchase price back under the terms of the escrow agreement because we were unable to obtain a securities laws exemption for those holders by a specified date. At December 31, 2006, we were in discussions with those stockholders regarding whether or not they would exercise that right.

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

Capital expenditures for the year ended December 31, 2006 were $44,346,422 (net of non-cash working capital related to capital expenditures of $10,599,199) and were primarily related to the Argosy purchase in Colombia, the purchase of the El Vinalar and CGC properties in Argentina, development activity at Palmar Largo, drilling activities in Colombia, and office equipment and leasehold improvements in both Calgary and Argentina. During 2005, capital expenditures for the period from incorporation on January 26, 2005 to December 31, 2005, were $8,707,595, predominantly for the acquisition cost of the Palmar Largo, Nacatimbay and Ipaguazu interests in Argentina.

During the year ended December 31, 2007, we spent $13,429,570 (net of non-cash working capital related to capital expenditures of $2,799,580) on capital projects. During 2007, we drilled seven wells, conducted several workovers of existing wells, and conducted technical studies on our existing acreage.

In Argentina, capital expenditures for the year ended December 31, 2007, were $1,679,305, including $222,932 of accrued expenditures at December 31, 2007. We incurred costs of $659,704 to complete the Puesto Climaco-2 sidetrack well in the Vinalar Block which was drilled in December 2006. Capital expenditures also include the acquisition and reprocessing of seismic in several areas, facility upgrades in Parma Largo and non-cash capitalized stock-based compensation expense.

In Colombia, capital expenditures for the year ended December 31, 2007, were $14,214,835, including $2,525,225 of accrued expenditures at December 31, 2007. In Colombia, we drilled six new wells in 2007. We drilled the Laura-1 exploration well in the Talora Block in January 2007, the Caneyes-1 exploration well in the Rio Magdalena Block in February 2007, and the Soyona-1 and Cachapa-1 exploration wells in the Primavera Block in April and March 2007, respectively. These wells were plugged and abandoned. We drilled the Caneyes-1 well at a net cost to us of $1,669,888 and the drilling costs for the three other wells were paid by our partners.

We drilled successful wells in the Chaza and Guayayaco areas. We drilled the Juanambu-1 well in March 2007 and encountered hydrocarbon shows in four zones. Testing established the presence of a significant oil accumulation. We drilled and tested the Costayaco-1 well, which also indicated a significant accumulation of oil in a number of zones. Consequently, our proven reserves in Colombia have substantially increased. We put these wells on production in the third quarter of 2007. We drilled the Juanambu-1 and Costayaco-1 wells and commenced drilling of Costayaco-2 for a net cost of $7,598,626. We incurred costs of $4,946,321 on other projects in Colombia during 2007 including $1,673,349 for completion of a 3-D seismic program in Costayaco and $1,162,923 related to a 2-D seismic program in the Rio Magdalena block.

We expect to incur additional development costs as facilities are upgraded in both locations to facilitate production. In addition, we initiated drilling of Costayaco-2 in December 2007 and completed drilling and cased the well in January 2008. We commenced drilling Costayaco-3 in January 2008. We are planning further field development in these areas as a result of the Costayaco and Juanambu discoveries. We completed a new 3-D seismic data acquisition program over the Costayaco structure to optimize positioning of future drilling locations.

In Peru, operations in 2007 included technical studies of Block 122 and Block 128 and the initiation of an aero magnetic and gravity survey over both blocks. This program commenced in the fourth quarter of 2007 and we expect it to be completed in 2008. Expenditures in 2007 were $656,244, with estimated expenditures to complete the work in 2008 of $1.5 million.

Plans for 2008 include the drilling of two exploration wells (at no cost to Gran Tierra Energy) and six development wells (approximately 48% of the cost to be paid by Gran Tierra Energy) in Colombia and one exploration well (50% of the cost to be paid by Gran Tierra Energy) in Argentina along with related facility and pipeline infrastructure for a total capital expenditure budget of $56.8 million. We contemplate several well workovers for wells on existing producing and shut-in fields. In addition to current budgeted projects, we may pursue new ventures in South America, in areas of current activity and in new regions or countries. There is no assurance additional opportunities will be available, or if we participate in additional opportunities that those opportunities will be successful. Based on projected production, prices and costs, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations, cash on hand, and our credit facility, barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, or issuance of equity.

Future growth and acquisitions will depend on our ability to raise additional funds through equity, warrant exercises and/or debt markets. During 2005 and 2006 we completed financing initiatives to support acquisition initiatives, which have also brought additional production and cash flow into our company. Increases in the borrowing base under our credit facility are dependent on our success in increasing oil and gas reserves and on future oil prices. Additional funds will be provided to us as holders of our warrants to purchase common shares decide to exercise the warrants.

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

Off-Balance Sheet Arrangements

As at December 31, 2007 and 2006, we had no off-balance sheet arrangements.

Contractual Obligations

Gran Tierra Energy holds three categories of operating leases: office, vehicle and housing. We pay monthly costs of $57,638 for office leases, $4,791 for vehicle leases, $9,400 for a compressor and $2,561 for certain employee accommodation leases in Colombia.

We entered into four capital leases in 2006 for office equipment in Calgary, Canada. The leases expire between 2008 and 2011. As of December 31, 2007 capital assets were valued at $21,841 (net of amortization of $17,870). Total rent expense for 2007 was $291,975 (2006 - $221,477; 2005 - $26,904).

Capital lease agreements contain interest rates between 4.75 and 20.5 percent and mature over one to four years. Interest expense incurred under these capital leases to December 31, 2007 was $2,657 (2006 - $2,346).

We have contracted with a third party to provide catering services for our field operations in Colombia. The contract ends January 14, 2009. The remaining contractual commitment is $280,771 to be incurred evenly over the remaining duration of the contract.

We have contracted with a third party to provide a helicopter for field transportation for our Colombia field operations. The contract ends September 30, 2008. The minimum obligation under the contract is for 30 flight hours per month at a rate of $880 per hour. The remaining nine month obligation is $237,600.

Future lease payments and other contractual obligations at December 31, 2007 are as follows:

	Payments Due in Period
	Total	Less than 1 year	1-3 Years	3-5 years	more than 5 years
Catering contract obligation	$280,771	$269,540	$11,231	$-	$-
Helicopter contract obligation	237,600	237,600	-	-	-
Operating lease obligations	2,581,233	833,799	1,460,629	286,805	-
Capital lease obligations	20,056	9,991	10,065	-	-
Total	$3,119,660	$1,350,930	$1,481,925	$286,805	$-

Critical Accounting Estimates

Use of Estimates

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

The critical accounting policies used by management in the preparation of our consolidated financial statements are those that are important both to the presentation of our financial condition and results of operations and require significant judgments by management with regards to estimates used. Our critical accounting policies and significant judgments and estimates related to those policies are discussed below. We have reviewed these critical accounting policies with the Audit Committee of the Board of Directors.

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

Management is responsible for estimating the quantities of proved oil and natural gas reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with SEC requirements and generally accepted industry practices in the US as prescribed by the Society of Petroleum Engineers. Reserve estimates are audited at least annually by independent qualified reserves consultants, Gaffney, Cline & Associates Inc.

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

Oil and Gas Accounting and Impairment

The accounting for and disclosure of oil and gas producing activities requires that we choose between GAAP alternatives. We use the full cost method of accounting for our oil and natural gas operations. Under this method, separate cost centers are maintained for each country in which we incur costs. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and overhead related to exploration and development activities) are capitalized. The sum of net capitalized costs and estimated future development costs of oil and natural gas properties for each full cost center are depleted using the units-of-production method. Changes in estimates of proved reserves, future development costs or asset retirement obligations are accounted for prospectively in our depletion calculation.

Investments in unproved properties are not depleted pending the determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties the costs of which are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, these properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized in the appropriate full cost pool.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter on a country-by-country basis. The ceiling limits these pooled costs to the aggregate of the after-tax, present value, discounted at 10%, of future cash flows attributable to proved reserves, known as the standardized measure, plus the lower of cost or market value of unproved properties less any associated tax effects. Cash flow estimates for our impairment assessments require assumptions about two primary elements — constant prices and reserves. It is difficult to determine and assess the impact of a decrease in our proved reserves on our impairment tests. The relationship between the reserves estimate and the estimated discounted cash flows is complex because of the necessary assumptions that need to be made regarding period end production rates, period end prices and costs. If these capitalized costs exceed the ceiling, we will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower DD&A expense in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. Due to the complexity of the calculation, we are unable to provide a reasonable sensitivity analysis of the impact that a reserves estimate decrease would have on our assessment of impairment. A reduction in oil and natural gas prices and/or estimated quantities of oil and natural gas reserves would reduce the ceiling limitation and could result in a ceiling test write-down.

We assessed our oil and gas properties for impairment as at December 31, 2007, 2006 and 2005 and found no impairment write-downs were required based on our assumptions. Estimates of standardized measure of our future cash flows from proved reserves were based on realized crude oil prices of $90.01 in Colombia and $42.00 for our Argentina properties as at December 31, 2007. A future reduction in oil prices and/or quantities of proved reserves would reduce the ceiling limitation and may result in a ceiling test write-down.

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

Goodwill

Goodwill represents the excess of purchase price of business combinations over the fair value of net assets acquired and we test for impairment at least annually. The impairment test requires allocating goodwill and all other assets and liabilities to reporting units. We estimate the fair value of each reporting unit and compare it to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, we write down the goodwill to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for our reporting units, we estimate the fair values of the reporting units based upon estimated future cash flows of the reporting unit. The goodwill on our financial statements was a result of the Argosy acquisition, and relates entirely to the Colombia reporting segment.

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

To assess the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2007, we had no deferred tax assets for which management considers realization is more likely than not.

Share-Based Payment Arrangements

We record share-based payment arrangements in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.

Under SFAS 123R, share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense is recognized using the accelerated method. As share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Under SFAS 123 R, we utilized a Black-Scholes option pricing model to measure the fair value of stock options granted to employees. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because (1) our employee stock options have certain characteristics that are significantly different from traded options, and (2) changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R using a Black-Scholes option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. We are responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

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

New Accounting Pronouncements

In July 2006, the FASB issued FIN 48 (FASB Interpretation Number) Accounting for Uncertainty in Income Taxes with respect to FAS 109 Accounting for Income Taxes regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated deficit. This interpretation is effective for fiscal years beginning after December 15, 2006 and its adoption on January 1, 2007 did not have a material impact on our consolidated financial statements and did not require us to record any amounts in the financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 157 are to be applied prospectively, except for the initial impact in certain situations, which are required to be recorded as an adjustment to the opening balance of retained earnings in the year of adoption. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. This FSP is effective for fiscal years beginning after December 15, 2006. We early adopted this FSP during the year ended December 31, 2006 and recorded $1,258,065 in liquidated damages as an expense in the consolidated statement of operations and deficit and the same amount in accrued liabilities at December 31, 2006. For the year ended December 31, 2007, we expensed an additional amount of $7,366,949. As at December 31, 2007, we had an accumulated expense for liquidated damages of $8,625,014. Pursuant to an amendment of terms of Registration Rights Payments with respect to the associated shareholder agreement, our shareholders waived the right to settle the liquidated damages in cash and in lieu agreed to an amendment of the exercise price of the warrants from $1.75 to $1.05 on June 27, 2007, and an extension of one year in the term for the warrants. The settlement of the liquidated damages is reflected as an increase to the value of the warrants included in the shareholders’ equity section of the consolidated balance sheet.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for our fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited and the provisions are applied prospectively. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS 141 (R) or SFAS No. 160.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

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

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, we entered into a costless collar hedging contract for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. At December 31, 2007, the value of this costless collar was a loss of $2,648,346. A hypothetical 10% increase in WTI price on December 31, 2007 would cause the loss to increase by approximately $1,475,168, and a hypothetical 10% decrease in WTI price on December 31, 2007 would cause the loss to decrease by approximately $1,258,675.

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

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. price of West Texas intermediate oil. In Colombia, we receive 75% of oil revenues in U.S. dollars and 25% in Colombian pesos at current exchange rates. The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of local office costs are in local currency. As a result, the 75%/25% allocation between U.S. dollar and peso denominated revenues is approximately balanced between U.S. and peso expenditures, providing a natural currency hedge. In Argentina, reference prices for oil are in U.S. dollars and revenues are received in Argentine pesos according to current exchange rates. The majority of capital expenditures within Argentina have been in U.S. dollars with local office costs generally in pesos. While we operate in South America exclusively, the majority of our spending since our inauguration has been for acquisitions. The majority of these acquisition expenditures have been valued and paid in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the accompanying consolidated balance sheets of Gran Tierra Energy Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, and stockholders' equity and cash flows for each of the two years then ended, and the period of incorporation from January 26, 2005 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Gran Tierra Energy Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years then ended and for the period from incorporation on January 26, 2005 to December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Calgary, Canada
March 7, 2008

Gran Tierra Energy Inc.
Consolidated Statements of Operations and Accumulated Deficit
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005

	Period Ended December 31,
	2007	2006	2005
	(Expressed in U.S. dollars)

REVENUE AND OTHER INCOME
Oil sales	$31,807,641	$11,645,553	$946,098
Natural gas sales	44,971	75,488	113,199
Interest	425,542	351,872	—
	32,278,154	12,072,913	1,059,297
EXPENSES
Operating	10,474,368	4,233,470	395,287
Depletion, depreciation and accretion	9,414,907	4,088,437	462,119
General and administrative	10,231,952	6,998,804	2,482,070
Liquidated damages	7,366,949	1,527,988	—
Derivative financial instruments	3,039,690	—	—
Foreign exchange (gain) loss	(77,275)	370,538	(31,271)
	40,450,591	17,219,237	3,308,205

LOSS BEFORE INCOME TAX	(8,172,437)	(5,146,324)	(2,248,908)
Income tax	(294,767)	(677,380)	29,228
NET LOSS AND COMPREHENSIVE LOSS	$(8,467,204)	$(5,823,704)	$(2,219,680)
ACCUMULATED DEFICIT, beginning of period	(8,043,384)	(2,219,680)	—
ACCUMULATED DEFICIT, end of period	$(16,510,588)	$(8,043,384)	$(2,219,680)

NET LOSS PER COMMON SHARE — BASIC & DILUTED	(0.09)	(0.08)	(0.16)

Weighted average common shares outstanding — basic & diluted	95,096,311	72,443,501	13,538,149

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheets

	Year Ended December 31,
	2007	2006
	(Expressed in U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$18,188,817	$24,100,780
Restricted cash	—	2,291,360
Accounts receivable	10,694,705	5,089,561
Inventory	786,921	811,991
Taxes receivable	1,177,076	404,120
Prepaids	442,271	676,524
Deferred tax asset (Note 8)	220,000	—

Total Current Assets	31,509,790	33,374,336

Oil and gas properties, using the full cost method of accounting
Proved	44,292,203	37,760,230
Unproved	18,910,229	18,333,054

Total Oil and Gas Properties	63,202,432	56,093,284

Other assets	715,470	614,104

Total Property, Plant and Equipment (Note 5)	63,917,902	56,707,388

Long term assets
Deferred tax asset (Note 8)	1,838,436	444,324
Taxes receivable	525,350	—
Other long-term assets	—	5,826
Goodwill	15,005,083	15,005,083

Total Long Term Assets	17,368,869	15,455,233

Total Assets	$112,796,561	$105,536,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable (Note 9)	$11,327,292	$6,729,839
Accrued liabilities (Note 9)	6,138,684	8,932,966
Liquidated damages	—	1,527,988
Derivative financial instruments (Note 11)	1,593,629	—
Current taxes payable	3,284,334	1,642,045
Deferred tax liability (Note 8)	1,107,802	—

Total Current Liabilities	23,451,741	18,832,838

Long term liabilities	131,821	39,077
Deferred tax liability (Note 8)	9,234,926	7,153,112
Deferred remittance tax	1,332,016	2,722,545
Derivative financial instruments (Note 11)	1,054,716	—
Asset retirement obligation (Note 7)	799,486	594,606

Total Long Term Liabilities	12,552,965	10,509,340

Shareholders’ equity
Common shares (Note 6)	95,176	95,455
(80,389,676 and 78,789,104 common shares and 14,787,303 and 16,666,661 exchangeable shares, par value $0.001 per share, issued and outstanding as at December 31, 2007 and 2006, respectively)
Additional paid in capital	72,457,519	71,311,155
Warrants	20,749,748	12,831,553
Accumulated deficit	(16,510,588)	(8,043,384)

Total Shareholders’ Equity	76,791,855	76,194,779

Total Liabilities and Shareholders’ Equity	$112,796,561	$105,536,957

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flow
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005

	Period Ended December 31,
	2007	2006	2005
	(Expressed in U.S. dollars)
Operating Activities
Net loss	$(8,467,204)	$(5,823,704)	$(2,219,680))
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion	9,414,907	4,088,437	462,119
Deferred tax	(702,827)	892,998	(29,228)
Stock based compensation	809,522	260,495	52,911
Liquidated damages	5,838,961	1,527,988	—
Unrealized loss on financial instruments	2,648,346	—	—
Net changes in non-cash working capital
Accounts receivable	(5,605,144)	(4,280,601)	(808,960)
Inventory	25,070	(364,983)	(447,012)
Prepaids and other current assets	234,253	(633,823)	(42,701)
Deferred tax asset	(220,000)	—	—
Accounts payable and accrued liabilities	261,658	3,799,554	1,264,052
Taxes receivable and payable	869,333	(295,981)	(108,139)
Deferred tax liability	1,107,802	—	—

Net cash provided by (used in) operating activities	6,214,677	(829,620)	(1,876,638)

Investing Activities
Restricted cash	1,010,409	(1,020,490)	(400,427)
Oil and gas property expenditures	(13,429,570)	(7,434,463)	(8,707,595)
Business acquisition	—	(36,911,959)	—
Long term assets and liabilities	(426,782)	—	—

Net cash used in investing activities	(12,845,943)	(45,366,912)	(9,108,022)

Financing Activities
Restricted cash	—	(1,280,993)	—
Proceeds from issuance of common stock	719,303	69,356,849	13,206,116

Net cash provided by financing activities	719,303	68,075,856	13,206,116

Net (decrease) increase in cash and cash equivalents	(5,911,963)	21,879,324	2,221,456
Cash and cash equivalents, beginning of period	24,100,780	2,221,456	—

Cash and cash equivalents, end of period	$18,188,817	$24,100,780	$2,221,456

Supplemental cash flow disclosures:
Cash paid for interest	$80,234	$104,307	$—
Cash paid for taxes	$116,140	$741,380	$—
Non-cash investing activities:
Accounts payable related to capital additions	$2,799,580	$10,599,199	$—

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statement of Shareholders’ Equity
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005

	Period Ended December 31,
	2007	2006	2005
	(Expressed in U.S. dollars)
Share Capital
Balance beginning of period	$95,455	$43,285	$—
Issue of common shares	670	52,170	43,285
Cancelled common shares	(949)	—	—

Balance End of Period	$95, 176	$95,455	$43,285

Additional Paid-in-Capital
Balance beginning of period	$71,311,155	$11,807,313	$—
Cancelled common shares	(1,086,213)	—	—
Issue of common shares	718,633	59,190,356	11,754,402
Exercise of warrants	513,030	52,991	—
Stock based compensation expense	1,000,914	260,495	52,911

Balance end of period	$72,457,519	$71,311,155	$11,807,313

Warrants
Balance beginning of period	$12,831,553	$1,408,429	$—
Cancelled warrants	(232,548)	—	—
Issue of warrants	8,625,014	11,476,115	1,408,429
Exercise of warrants	(474,271)	(52,991)	—

Balance end of period	$20,749,748	$12,831,553	$1,408,429

Accumulated Deficit
Balance beginning of period	$(8,043,384)	$(2,219,680)	$—
Net loss	(8,467,204)	(5,823,704)	(2,219,680)

Balance end of period	$(16,510,588)	$(8,043,384)	$(2,219,680)

Total Shareholders’ Equity	$76,791,855	$76,194,779	$11,039,347

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

1. Description of Business

Gran Tierra Energy Inc., a Nevada corporation (the “Company” or “Gran Tierra Energy”) is a publicly traded oil and gas company engaged in acquisition, exploration, development and production of oil and natural gas properties. The Company’s principal business activities are in Argentina, Colombia and Peru.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes from those estimates are recorded when known. Oil and natural gas reserves and related present value of future cash flows, impairment assessments, stock option expense, income taxes, asset retirement obligation, derivative instrument valuation, legal and environmental risks and exposures and any assumptions associated with valuation of oil and gas property are all subject to estimation in the Company’s financial results.

Foreign currency translation

The functional currency of the Company, including its subsidiaries in Argentina, Colombia and Peru, is the United States dollar. Monetary items are translated into the reporting currency at the exchange rate in effect at the balance sheet date and non-monetary items are translated at historical exchange rates. Revenue and expense items are translated in a manner that produces substantially the same reporting currency amounts that would have resulted had the underlying transactions been translated on the dates they occurred. Depreciation or amortization of assets is translated at the historical exchange rates similar to the assets to which they relate.

Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are included in the consolidated statement of operations and deficit.

Fair value of financial instruments

The Company’s financial instruments are cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. The fair values of these financial instruments approximate their carrying values due to their immediate or short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

Restricted cash

During the second quarter of 2007, investors holding 948,853 units exercised their right to have Gran Tierra Energy return to them their purchase price for the securities held in escrow. Funds of $1,280,951, held in escrow by the Bank of America were refunded to the investors in June, 2007, and the securities were cancelled by the Company. No other investors have the right to cause the Company to return their purchase price for securities. During the first quarter of 2007, the $1,009,009 held as a letter of credit for work commitments in Peru was returned to Gran Tierra Energy. Export Development Canada put a guarantee in place on the Company’s behalf which resulted in the return of the restricted cash.

Inventory

Inventory consists of crude oil in tanks and supplies. Crude oil in tanks is valued at the lower of cost or market value. Supplies are valued at cost or less. The cost of inventory is determined using the weighted average method. Crude oil inventories include expenditures incurred to produce, upgrade and transport the product to the storage facilities. Crude oil inventories at December 31, 2007 and 2006 are $381,138 and $629,991, respectively. Supplies at December 31, 2007 and 2006 are $405,783 and $182,000, respectively.

Oil and gas properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Separate cost centers are maintained for each country in which the Company incurs costs. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and natural gas properties. Unless a significant portion of the Company’s proved reserve quantities in a particular country are sold (25% or greater), proceeds from the sale of oil and natural gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized.

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

In countries where the Company has not recorded proved reserves, all costs associated with a property are considered quarterly for impairment upon full evaluation of such prospect or play. This evaluation considers among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions. In exploration areas, related Geological and geophysical (“G&G”) costs are capitalized in unproved property and evaluated as part of the total capitalized costs associated with a property. G&G costs related to development projects are recorded in proved properties and therefore subject to amortization as incurred.

The Company performs a ceiling test calculation each quarter in accordance with the Securities Exchange Commission (“SEC”) Regulation S-X Rule 4-10. In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved oil and natural gas reserves discounted at ten percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged as additional depletion expense. The Company calculates future net cash flows by applying end-of-the-period prices except in those instances where future natural gas or oil sales are covered by physical contract terms providing for higher or lower amounts.

Unproved properties are assessed quarterly for possible impairments. If impairment has occurred, the impairment is transferred to proved properties. For prospects where a reserve base has not yet been established, the impairment is charged to earnings.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
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

The amortization of the asset retirement cost and the accretion of the asset retirement obligation are included in depletion, depreciation and accretion. Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded as a gain or loss in the period of settlement.

Other assets

Other assets, including additions and replacements, are recorded at cost upon acquisition and included furniture and fixtures, computer equipment, automobiles and assets under capital leases. The cost of repairs and maintenance is charged to expense as incurred. Depreciation related to assets under capital leases is recorded as part of depletion, depreciation and accretion in the Statement of Operations. Depreciation is provided using the declining-balance-basis at the following annual rates:

Computer equipment	30%
Furniture and fixtures	30%
Automobiles	30%

Revenue recognition

Revenue from the production of crude oil and natural gas is recognized when title passes to the customer and when collection of the revenue is reasonably assured. For the Company’s Colombian operations, Gran Tierra Energy’s customers take title when the crude oil is transferred to their pipeline. In Argentina, Gran Tierra Energy transports product from the field to the customer’s refinery by truck. Revenue represents the Company’s share and is recorded net of royalty payments to governments and other mineral interest owners.

Goodwill

Goodwill represents the excess of purchase price of business combinations over the fair value of net assets acquired and is tested for impairment at least annually unless business events indicate an impairment test is required. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon estimated future cash flows of the reporting unit. The goodwill on the Company’s financial statements was a result of the Argosy acquisition, and relates entirely to the Colombia reporting segment. The Company performed annual impairment tests of goodwill at December 31, 2006 and 2007. Based on these assessments, no impairment of goodwill was identified.

Income taxes

Deferred income taxes are recognized using the liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. Valuation allowances are provided if, after considering available evidence, it is not more likely than not that some or all of the deferred tax assets will be realized.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

The evaluation of a tax position in accordance with FIN 48 (FASB Interpretation Number) Accounting for Uncertainty in Income Taxes with respect to FAS 109 Accounting for Income Taxes is a two-step process. The first step is recognition: The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.

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

Loss per share

Basic loss per share calculations are based on the loss attributable to common shareholders for the period divided by the weighted average number of common shares issued and outstanding during the period. The diluted loss per share calculation is based on the weighted average number of common shares outstanding during the period, plus the effects of dilutive common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued should be calculated using the treasury stock method. This method assumes that all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period. At December 31, 2007 and 2006, 5,724,168 and 2,700,000 options to purchase common shares and warrants to purchase 33,917,536 and 35,156,915 common shares, respectively, were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.

Stock-based compensation

The Company follows the fair-value method of accounting for stock options granted to directors, officers and employees pursuant to Financial Accounting Standards Board Statement 123 (Revised). Stock-based compensation expense is included as part of oil and natural gas properties, operating and general and administrative expenses with a corresponding increase to contributed surplus. Compensation expense for options granted is based on the estimated fair value at the time of grant and the expense is recognized over the requisite service period of the option.

Accounting for Oil and Gas Derivative Instruments

The Company follows the provisions of SFAS No.133,“Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires the accounting recognition of all derivative instruments as either assets or liabilities at fair value. Under the provisions of SFAS 133, the Company may or may not elect to designate a derivative instrument as a hedge against changes in the fair value of an asset or a liability (a “fair value hedge”) or against exposure to variability in expected future cash flows (a “cash flow hedge”). The accounting treatment for the changes in fair value of a derivative instrument is dependent upon whether or not a derivative instrument is a cash flow hedge or a fair value hedge, and upon whether or not the derivative is designated as a hedge as noted above. Changes in fair value of a derivative designated as a cash flow hedge are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of a derivative instrument designated as a fair value hedge are recognized in the statement of operations along with the changes in fair value of the hedged item attributable to the hedged risk. Where hedge accounting is not elected or if a derivative instrument does not qualify as either a fair value hedge or a cash flow hedge, changes in fair value are recognized in earnings as derivative financial instrument gain or loss. The Company’s derivative instruments currently do not qualify as either a fair value hedge or a cash flow hedge.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

Warrants

The Company follows the fair-value method of accounting for warrants issued to purchase its common stock. The change of $8.6 million in the fair value of warrants issued in the 2006 Offering, arising from the amendment to the terms of the warrants in connection with the settlement of the liability for liquidated damages, was determined using a Black-Scholes warrant pricing model based on a 25% volatility rate, which reflects a typical volatility rate used to value this type of financial instrument.

New Accounting Pronouncements

In July 2006, the FASB issued FIN 48 Accounting for Uncertainty in Income Taxes with respect to FAS 109 Accounting for Income Taxes regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated deficit. This interpretation is effective for fiscal years beginning after December 15, 2006 and its adoption on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements and did not require the Company to record any amounts in the financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 157 are to be applied prospectively, except for the initial impact in certain situations, which are required to be recorded as an adjustment to the opening balance of retained earnings in the year of adoption. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. This FSP is effective for fiscal years beginning after December 15, 2006. The Company early adopted this FSP during the year ended December 31, 2006 and recorded $1,258,065 in liquidated damages as an expense in the consolidated statement of operations and deficit and the same amount in accrued liabilities at December 31, 2006. For the year ended December 31, 2007 the Company expensed an additional amount of $7,366,949. As at December 31, 2007, the Company had an accumulated expense for liquidated damages of $8,625,014. Pursuant to an amendment of terms of Registration Rights Payments with respect to the associated shareholder agreement, the Company’s shareholders waived the right to settle the liquidated damages in cash and in lieu agreed to an amendment of the exercise price of the warrants from $1.75 to $1.05 on June 27, 2007, and an extension of one year in the term for the warrants. The settlement of the liquidated damages is reflected as an increase to the value of the warrants included in the shareholders’ equity section of the consolidated balance sheet.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for the Company’s fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited and the provisions are applied prospectively. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS 141 (R) or SFAS No. 160.

3. Business Combination

Gran Tierra Energy entered into a Securities Purchase Agreement dated May 25, 2006 with Crosby Capital LLC (“Crosby”) to acquire all of the limited partnership interests of Argosy Energy International (“Argosy) and all of the issued and outstanding capital stock of Argosy Energy Corp. On June 20, 2006 Gran Tierra Energy closed the Argosy acquisition and paid consideration to Crosby consisting of $37.5 million cash, 870,647 shares of the Company’s common stock and overriding and net profit interests in certain of Argosy’s assets valued at $1 million. The value of the overriding and net profit interests was based on the present value of expected future cash flows. All of Argosy Energy International’s assets are in Colombia.

The acquisition has been accounted for using the purchase method, and the results of Argosy Energy International have been consolidated with Gran Tierra Energy from June 20, 2006. The following table shows the allocation of the purchase price based on the fair values of the assets and liabilities acquired:

Cash paid (net of cash acquired)	$36,414,385
Common shares issued	1,305,971
Transaction costs	497,574

Total purchase price	$38,217,930

Purchase Price Allocated:
Oil and natural gas assets	$32,553,211
Goodwill (1)	15,005,083
Accounts receivable	5,361,887
Inventories (2)	567,355
Long term investments	6,772
Accounts Payable and Accrued Liabilities	(6,085,109)
Long term liabilities	(49,763)
Deferred tax liabilities	(9,141,506)

Total purchase price allocated	$38,217,930

(1)	Goodwill is not deductible for tax purposes.

(2)	Inventory is comprised of $497,000 supplies and $70,000 of oil inventory.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

The pro forma results for the period ended December 31, 2005 and December 31, 2006 are shown below, as if the acquisition had occurred on January 26, 2005 and January 1, 2006. Pro forma results are not indicative of actual results or future performance.

	December 31,
	2006	2005
Revenue	$18,775,357	$12,950,000
Net income	294,105	1,569,000
Earnings per share (Basic)	$0.01	$0.04
Earnings per share (Diluted)	$0.01	$0.03

4. Segment and Geographic Reporting

The Company’s reportable operating segments are Argentina and Colombia. The Company is primarily engaged in the exploration and production of oil and natural gas. Peru is not a reportable segment because the level of activity on these land holdings is insignificant at this time and is included as part of the Corporate balances. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and natural gas operations before price risk management and income taxes.

The Colombia assets were acquired on June 20, 2006, and the Argentina assets were acquired on September 1, 2005. Therefore the comparable segmented information for 2005 includes only four months of operations for Argentina, and there is no comparable 2005 information for Colombia.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

The following tables present information on the Company’s reportable geographic segments:

Gran Tierra Energy Inc. Year Ended December 31, 2007
	Corporate	Colombia	Argentina	Total
Revenues	$—	$23,748,155	$8,104,457	$31,852,612
Interest income	187,532	222,785	15,225	425,542
Depreciation, depletion & accretion	87,987	6,850,086	2,476,834	9,414,907
Segment income (loss) before income tax	(17,181,895)	11,484,448	(2,474,990)	(8,172,437)
Segment capital expenditures	$731,281	$14,214,835	$1,679,305	$16,625,421

	Year Ended December 31, 2006
	Corporate	Colombia	Argentina	Total
Revenues	$—	$6,612,190	$5,108,851	$11,721,041
Interest income	351,872	—	—	351,872
Depreciation, depletion & accretion	43,576	2,494,317	1,550,544	4,088,437
Segment income (loss) before income tax	(6,221,372)	1,486,075	(411,027)	(5,146,324)
Segment capital expenditures	$256,482	$34,053,289	$14,084,410	$48,394,181

	Period Ended December 31, 2005
	Corporate	Colombia	Argentina	Total
Revenues	$—	$—	$1,059,297	$1,059,297
Depreciation, depletion & accretion	9,097	—	453,022	462,119
Segment income (loss) before income tax	(2,136,463)	—	(112,445)	(2,248,908)
Segment capital expenditures	$131,200	$—	$8,182,008	$8,313,208

	Year Ended December 31, 2007
	Corporate	Colombia	Argentina	Total
Property, plant & equipment	$1,030,976	$43,638,837	$19,248,089	$63,917,902
Goodwill	—	15,005,083	—	15,005,083
Other assets	11,302,705	15,949,418	6,621,453	33,873,576
Total	$12,333,681	$74,593,338	$25,869,542	$112,796,561

	Year Ended December 31, 2006
	Corporate	Colombia	Argentina	Total
Property, plant & equipment	$387,682	$36,274,088	$20,045,618	$56,707,388
Goodwill	—	15,005,083	—	15,005,083
Other assets	13,242,859	9,878,443	10,703,184	33,824,486
Total	$13,630,541	$61,157,614	$30,748,802	$105,536,957

The Company’s revenues are derived principally from uncollaralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. In 2007, the Company has one significant customer for its Colombian crude oil, Ecoptrol S.A., a Colombian government agency. In Argentina, the Company has one significant customer, Refineria del Norte S.A.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

5. Property, Plant and Equipment

	As at December 31, 2007			As at December 31, 2006
	Cost	Accumulated DD&A	Net book value	Cost	Accumulated DD&A	Net book value
Oil and natural gas properties
Proven	$57,832,454	$(13,540,251)	$44,292,203	$41,191,274	$(3,431,044)	$37,760,230
Unproven	18,910,229	—	18,910,229	18,333,054	—	18,333,054
Furniture and fixtures	815,333	(559,481)	255,852	289,353	(47,637)	241,716
Computer equipment	718,540	(299,195)	419,345	912,645	(592,646)	319,999
Automobiles	71,695	(31,422)	40,273	69,499	(17,110)	52,389
Total capital assets	$78,348,251	$(14,430,349)	$63,917,902	$60,795,825	$(4,088,437)	$56,707,388

The Company has capitalized $1,690,937 (2006 - $138,383) of general and administrative expenses directly related to the Colombian full cost center including $138,779 of stock-based compensation expense and $167,372 (2006 - $3,921) of general and administrative expenses in the Argentina full cost center which includes $52,613 of stock-based compensation.

The unproven oil and natural gas properties consist of exploration lands held in Colombia, Argentina and Peru. The Company has $15.1 million in unproved assets in Colombia, $3.1 million of unproved assets in Argentina and $0.7 million of unproved assets in Peru. These properties are being held for their exploration value and are not being depleted pending determination of existence of estimated proved reserves. Gran Tierra Energy will continue to assess and allocate the unproven properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

The following is a summary of Gran Tierra Energy’s oil and natural gas properties not subject depletion as of December 31, 2007

	Costs Incurred in
	2007	2006	Total
Acquisition costs - Argentina	$—	$3,148,206	$3,148,206
Acquisition costs - Colombia	—	11,418,956	11,418,956
Exploration costs - Peru	656,244	—	656,244
Exploration costs - Colombia	807,670	—	807,670
Development costs - Colombia	2,879,153	—	2,879,153
Total oil and natural gas properties not subject to depletion	$4,343,067	$14,567,162	$18,910,229

6. Share Capital

Share capital

The Company’s authorized share capital consists of 325,000,001 shares of our capital stock, of which 300 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share (collectively, “common stock”), and 1 share designated as special voting stock, par value $0.001 per share. Outstanding share capital consists of 80,389,676 common voting shares of the Company and 14,787,303 exchangeable shares of Goldstrike Exchange Co. Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have the same rights as holders of common voting shares.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

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

Warrants

At December 31, 2007, the Company had 14,442,622 warrants outstanding to purchase 7,221,311 common shares for $1.25 per share and 53,392,450 warrants outstanding to purchase 26,696,225 common shares for $1.05 per share.

In connection with settlement of liquidated damages relating to a delay in registration of units issued in June 2006, as described in the “Registration Rights Payments” section below, the Company amended the terms of the warrants issued to stockholders in June 2006 by adjusting the exercise price from $1.75 to $1.05 and extending the term of the warrants by one year to June 2012.

Registration Rights Payments

The shares and warrants have registration rights associated with their issuance pursuant to which the Company agreed to register for resale the shares and warrants. In the event that the registration statements were not declared effective by the SEC by specified dates, the Company was required to pay liquidated damages to the purchasers of the share and warrants.

The 15,047,606 units issued in the fourth quarter of 2005 and first quarter of 2006 had liquidated damages payable in the amount of 1% of the purchase price for each unit per month payable each month the registration statement was not declared effective beyond the mandatory effective date (July 10th, 2006). The total amount recorded at December 31, 2006, for these liquidated damages was $269,923. There are no further liabilities associated with these shares. As of February 14, 2007, the first registration statement was declared effective by the SEC.

In June, 2006, the Company sold an aggregate of 50 million units of its securities at a price of $1.50 per unit in a private offering for gross proceeds of $75 million, pursuant to three separate Securities Purchase Agreements, dated June 20, 2006, and one Securities Purchase Agreement, dated June 30, 2006 (collectively, the “2006 Offering”). Each unit comprised one share of Gran Tierra Energy’s common stock and one warrant to purchase one-half of a share of Gran Tierra Energy’s common stock at an exercise price of $1.75 for a period of five years, resulting in the issuance of 50 million shares of Gran Tierra Energy’s common stock. In connection with the issuance of these securities, Gran Tierra Energy entered into four separate Registration Rights Agreements with the investors pursuant to which Gran Tierra Energy agreed to register for resale the shares and warrants (and shares issuable pursuant to the warrants) issued to the investors in the offering by November 17, 2006. The second registration statement was declared effective by the SEC on May 14, 2007. Gran Tierra Energy had accrued $8.6 million in liquidated damages as of that date.

On June 27, 2007, under the terms of the Registration Rights Agreements, the Company obtained a sufficient number of consents from the signatories to the agreements waiving Gran Tierra Energy’s obligation to pay in cash the accrued liquidated damages. The Company agreed to amend the terms of the warrants issued in the 2006 Offering by reducing the exercise price of the warrants to $1.05 and extending the life of the warrants by one year, in lieu of a cash payment for liquidated damages. The revised fair value of the warrants was determined using a Black-Scholes warrant pricing model based on a 25% volatility rate, which reflects a typical volatility rate used to value this type of financial instrument. The $8,625,014 of liquidated damages has been recorded as an expense in the consolidated statement of operations in the amounts of $7,366,949 million for the year ended December 31, 2007, and $1,258,065 million in the fourth quarter of 2006, with a corresponding liability recorded on the consolidated balance sheet. The revision in the fair value of the warrants resulting from the amendment to the terms of the warrants amounted to $8,625,014 (equivalent to the amount of the liquidated damages) and has been reflected on the consolidated balance sheet as an increase to the warrant value included in shareholders’ equity and a settlement of the liability for liquidated damages.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

Stock options

As December 31, 2007, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire up to 9,000,000 shares of the Company’s common stock.

The Company has granted options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or the grantees end of service to the Company, which ever occurs first. At the time of grant, the exercise price equals the market price. The following options have been granted:

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Outstanding, December 31, 2006	2,700,000	$1.07
Granted in 2007	3,372,501	$1.87
Forfeited in 2007	(348,333)	$(1.57)
Outstanding, December 31, 2007	5,724,168	$1.52

The weighted average grant date fair value for options granted in 2007 was $1.10 (2006 - $0.84; 2005 - $0.20)

The table below summarizes stock options outstanding at December 31, 2007:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of Exercise Prices ($/option)	Options	$/Option	Expiry Years
$0.80	1,311,668	$0.80	7.9
$1.19 to $1.29	1,890,000	$1.26	9.0
$1.72	385,000	$1.72	9.9
$2.14	2,137,500	$2.14	10.0
Total	5,724,168	$1.52	9.2

The aggregate intrinsic value of options outstanding at December 31, 2007 is $6,334,036 based on the Company’s closing stock price of $2.62 for that date. At December 31, 2007, there was $2,927,266 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next 3 years.

The table below summarizes exercisable stock options at December 31, 2007:

	Number of	Weighted Average	Weighted
	Exercisable	Exercise Price	Average
Range of Exercise Prices ($/option)	Options	$/Option	Expiry Years
$0.80	892,501	$0.80	7.9
$1.19 to $1.27	351,666	$1.27	8.9
Total	1,244,167	$0.93	8.1

The weighted average grant date fair value for options vested in 2007 was $0.49 (2006 - $0.10). The aggregate intrinsic value of options exercisable at December 31, 2007 is $3,259,718 based on the Company’s closing stock price of $2.62 for that date.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

In 2007, the stock-based compensation expense is $1,000,914 (2006 - $260,495; 2005 - $52,911) of which $737,010 (2006- $260,495; 2005 - $52,911) has been recorded in general and administrative expense and $72,513 has been recorded in operating expense in the consolidated statement of operations. In 2007, $191,391 was capitalized as part of exploration and development costs.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table. The Company uses historical data to estimate option exercises, expected term and employee departure behavior used in the Black-Scholes option pricing model. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007		2006		2005
Dividend yield ($ per share)	$	nil	$	nil	$	nil
Volatility (%)		93.8% to 103.5%		104.5%		nil
Risk-free interest rate (%)		3.5% to 5.06%		5.1%		4.3%
Expected term (years)		3 years		3 years		3 years
Forfeiture percentage (% per year)		10%		10%		10%

7. Asset Retirement Obligation

The December 31, 2007 asset retirement obligation is comprised of a Colombian obligation in the amount of $375,971 (2006 - $266,854) and an Argentine obligation in the amount of $423,515 (2006 - $327,752). Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties are as follows:
	December 31,
	2007	2006
Balance, beginning of year	$594,606	$67,732
Liability assumed with property acquisitions	—	476,168
Liability incurred	154,110	45,645
Foreign exchange	20,013	—
Accretion	30,757	5,061
Balance, end of year	$799,486	$594,606

8. Income Taxes

The income tax expense (recovery) reported differs from the amount computed by applying the statutory rate to loss before income taxes for the following reasons:

	2007	2006	2005
Loss before income taxes	$(8,172,437)	$(5,146,324)	$(2,248,908)
	32.12%	34%	34%
Income tax benefit expected	(2,624,987)	(1,749,750)	(764,628)
Benefit of tax losses not recognized	404,460	811,875	717,410
Impact of tax rate changes on future tax balances	277,508	-	-
Impact of foreign taxes	3,464,848	-	-
Enhanced tax depreciation incentive	(1,888,698)	-	-
Stock-based compensation	204,918	260,495	17,990
Non-deductible items	1,909,588	-	-
Previously unrecognized tax assets	(1,452,870)	-	-
Total Income Tax Expense	$294,767	$(677,380)	$(29,228)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

Future tax assets and liabilities consist of the following temporary differences:

	2007	2006
Future tax assets
Tax benefit of loss carryforwards	$4,934,795	$4,079,133
Book value in excess of tax basis	75,159	92,133
Foreign tax credits and other accruals	732,741	46,471
Capital losses	1,063,891	-
Future tax assets before valuation allowance	6,806,586	4,217,737
Valuation allowance	(4,748,150)	(3,773,413)
	$2,058,436	$444,324

Future tax asset - current	$220,000	-
Future tax asset - long-term	1,838,436	444,324
	$2,058,436	$444,324

Future tax liabilities
Current - book value in excess of tax basis	$1,107,802	$7,153,112
Long-term - book value in excess of tax basis	9,234,926	7,153,112
Book value in excess of tax basis	$10,342,728	$7,153,112

Net future tax assets (liabilities)	$8,284,292	$7,153,112

The Company was required to calculate a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this law, therefore, no further remittance tax liabilities will be accrued. The historical balance which was included on the Company’s financial statements as of December 31, 2007, as part of the deferred income taxes, was $1,332,016.

On January 1, 2007, the Company adopted the provisions of FIN 48 however there was no impact on the opening retained earnings of the Company as a result of this adoption. The Company has accrued no amounts as of December 31, 2007, for the potential payment of interest and penalties. For the year ended December 31, 2007, the Company has not recognized any amounts in respect of potential interest and penalties associated with uncertain tax positions. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions. The Company is subject to income tax examinations for the calendar tax years ending 2005 through 2007 in all jurisdictions.

As at December 31, 2007, the Company has future tax assets relating to net operating loss carryforwards of $15.83 million (2006 - $11.72 million) and capital losses of $3.04 million (2006 - nil) before valuation allowances. Of these losses, $9.35 million (2006 - $5.25 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses, $3.97 million (2006 - $0.83 million) will begin to expire by 2012 and $11.85 million of net operating losses and $3.04 million of capital losses (2006 - $10.89 million) will begin to expire thereafter.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

9. Accrued Liabilities and Accounts Payable

The accounts payable and accrued liabilities are comprised of the following:

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total
Capital	$51,422	$2,525,225	$222,934	$2,799,581	$—	$5,077,485	$5,521,714	$10,599,199
Payroll	476,089	512,756	211,860	1,200,705	664,957	333,679	313,589	1,312,225
Audit, legal, consultants	1,384,669	196,273	105,207	1,686,149	715,332	—	290,915	1,006,247
General and administrative	318,926	298,748	73,367	691,041	—	—	—	—
Operating	—	10,357,624	730,876	11,088,500	—	2,745,134	—	2,745,134
Total	$2,231,106	$13,890,626	$1,344,244	$17,465,976	$1,380,289	$8,156,298	$6,126,218	$15,662,805

10. Commitments and contingencies

Leases

Gran Tierra Energy holds three categories of operating leases: office, vehicle and housing. The Company pays monthly costs of $57,638 for office leases, $4,791 for vehicle leases, $9,400 for a compressor and $2,561 for certain employee accommodation leases in Colombia.

Future lease payments at December 31, 2007 are as follows:

Year	Cost
2008	$833,799
2009	622,407
2010	562,374
2011	275,848
2012	280,121
Total lease payments	$2,574,549

The Company entered into four capital leases in 2006 for office equipment in Calgary, Canada. The leases expire between 2008 and 2011. As of December 31, 2007 capital assets were valued at $21,841 (net of amortization of $17,870). Total rent expense for 2007 was $291,975 (2006 - $221,477; 2005 - $26,904).

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

Future lease payments under the office equipment leases at December 31, 2007 are as follows:

Year	Cost
2008	$9,991
2009	4,849
2010	4,163
2011	1,053
2012	—
Total minimum lease payments	20,056
Less amount representing interest	1,664
Less amount included in current liabilities	8,879
$9,513

Capital lease agreements contain interest rates between 4.75 and 20.5 percent and mature over one to four years. Interest expense incurred under these capital leases to December 31, 2007 was $2,657 (2006 - $2,346).

The Company has contracted with a third party to provide catering services for its field operations in Colombia. The contract ends January 14, 2009. The remaining contractual commitment is $280,771 to be incurred evenly over the remaining duration of the contract.

The Company has contracted with a third party to provide a helicopter for field transportation for its Colombia field operations. The contract ends September 30, 2008. The minimum obligation under the contract is for 30 flight hours per month at a rate of $880 per hour. The remaining nine month obligation is $237,600.

Guarantees

Corporate indemnities have been provided by the Company to directors and officers for various items including, but not limited to, all costs to settle suits or actions due to their association with the Company and its subsidiaries and/or affiliates, subject to certain restrictions. The Company has purchased directors’ and officers’ liability insurance to mitigate the cost of any potential future suits or actions. Each indemnity, subject to certain exceptions, applies for as long as the indemnified person is a director or officer of one of the Company’s subsidiaries and/or affiliates. The maximum amount of any potential future payment cannot be reasonably estimated.

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

Contingencies

As of December 31, 2007 the contracting parties of Guayuyaco Association Contract, Ecopetrol and Argosy, are working to clarify the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. Ecopetrol has advised Argosy of a material difference in the interpretation of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production of up to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back in to the Guayuyaco discovery. Argosy’s contention is that this amount is the recovery of an amount equal to 30% of the direct exploration costs of the wells and not exclusively for the benefit of Ecopetrol. While Argosy believes its interpretation of the Guayuyaco Association Contract is correct, the resolution of this issue is outstanding pending agreement among the parties or determination through legal proceedings. The estimated value of the disputed extended test production is $2,361,188 with possible costs shared of 50% ($1,180,594) with the Company’s joint venture partner in the contract. No amount has been accrued in the financial statements related to this disagreement because the Company believes the probability of a negative outcome is low at this time.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

11. Financial Instruments and Credit Risk

Financial Derivative Loss	Year Ended December 31, 2007
Realized financial derivative loss	$391,345
Current portion of unrealized financial derivative Loss	$1,593,629
Long-term portion of unrealized financial derivative loss	1,054,716
Total unrealized financial derivative loss	$2,648,346
Financial derivative loss	$3,039,690

Under the terms of the Credit Facility with Standard Bank Plc, the Company was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. In February 2007, the Company entered into a costless collar derivative instrument for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. The fair value of this derivative instrument was determined by management based on quotes obtained from the counterparty to the derivative instrument.

The Company’s financial instruments recognized in the balance sheet consist of cash, accounts receivable, taxes receivable, other long-term assets, accounts payable, current taxes payable, and accrued liabilities. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. The fair values of financial instruments approximate their book amounts due to the short-term maturity of these instruments. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. The book value of the accounts receivable reflects management’s assessment of the associated credit risks.

12. Credit Facility

On February 28, 2007, the Company entered into a Credit Facility with Standard Bank Plc. The Facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of the Company’s petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million based on mid-year 2006 Independent Reserves Evaluation Report and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of our Mid-Year 2007 Independent Reserve Audit, the Company has received preliminary approval to increase our borrowing base to $20 million. The Facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the Facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The Facility is secured primarily on the Company’s Colombian assets. The Company was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the mid-year 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. Under the terms of the Facility, the Company is required to maintain compliance with specified financial and operating covenants. As at December 31, 2007, the Company has not drawn-down on this facility.

Supplementary Data (Unaudited)

1) Oil and Gas Producing Activities

The following oil and gas information is provided in accordance with the SFAS 69“Disclosures about Oil and Gas Producing Activities.”

A. Reserve Quantity Information

Our net proved reserves and changes in those reserves for operations are disclosed below. The net proved reserves represent management’s best estimate of proved oil and natural gas reserves after royalties. Reserve estimates for each property are prepared internally each year and 100% of the reserves have been assessed by independent qualified reserves consultants, Gaffney, Cline & Associates.

Estimates of crude oil and natural gas proved reserves are determined through analysis of geological and engineering data, and demonstrate reasonable certainty that they are recoverable from known reservoirs under economic and operating conditions that existed at year end. See Critical Accounting Estimates in Item 6 for a description of Gran Tierra Energy’s reserves estimation process.

PROVED RESERVES NET OF ROYALTIES (2)

Crude oil is in Bbl and	Argentina (4)		Colombia		Total
natural gas is in million cubic feet	Oil	Gas	Oil	Gas	Oil	Gas
Extensions and Discoveries	—	—	—	—	—	—
Purchases of Reserves in Place	618,703	84	—	—	618,703	84
Production	(36,011)	(60)	—	—	(36,011)	(60)
Revisions of Previous Estimates	—	—	—	—	—	—
Proved developed and undeveloped reserves, December 31, 2005	582,692	24	—	—	582,692	24
Extensions and Discoveries	—	—	—	—	—	—
Purchases of Reserves in Place	1,302,720	732	1,229,269	—	2,531,989	732
Production	(127,712)	(30)	(134,269)	—	(261,981)	(30)
Revisions of Previous Estimates (3)	137,300	739	—	—	137,300	739
Proved developed and undeveloped reserves, December 31, 2006	1,895,000	1,465	1,095,000	—	2,990,000	1,465
Extensions and Discoveries	—	—	3,477,000	—	3,477,000	—
Purchases of Reserves in Place	—	—	—	—	—
Production	(207,912)	(27)	(333,157)	—	(541,069)	(27)
Revisions of Previous Estimates (3)	347,912	(1,438)	144,157	—	492,069	(1,438)
Proved developed and undeveloped reserves, December 31, 2007	2,035,000	—	4,383,000	—	6,418,000	—
Proved developed reserves, December 31, 2005 (1)	463,892	24	—	—	463,892	24
Proved developed reserves, December 31, 2006 (1)	1,413,000	1,465	1,034,000	—	2,447,000	1,465
Proved developed reserves, December 31, 2007 (1)	1,819,000	—	3,444,000	—	5,263,000	—

(1)	Proved developed oil and gas reserves are expected to be recovered through existing wells with existing equipment and operating methods.

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

(3)	Reserves at El Vinalar increased due to the completion of the sidetrack well Puesto Climaco-2.

(4)	Argentina reserves for 2005 and 2007 include natural gas liquids.

B. Capitalized Costs

	Proved	Unproved	Accumulated	Capitalized
	Properties	Properties	DD&A	Costs
Capitalized Costs, December 31, 2006	$41,975,679	$18,333,054	$(4,215,449)	$56,093,284
Argentina	2,418,942	(785,637)	(2,418,683)	(785,378)
Colombia	13,437,833	706,568	(6,906,119)	7,238,282
Capitalized Costs, December 31, 2007	$57,832,454	$18,253,985	$(13,540,251)	$62,546,188

C. Costs Incurred - Period Ended December 31, 2007

	Oil and Gas
	Argentina	Colombia	Total
Total Costs Incurred before DD&A
Property Acquisition Costs
Proved	$7,087,858	$—	$7,087,858
Unproved	12,588	—	12,588
Exploration Costs	—	—	—
Development Costs	1,231,231	—	1,231,231
Year ended December 31, 2005	$8,331,677	—	$8,331,677
Property Acquisition Costs
Proved	$8,440,090	$18,344,514	$26,784,604
Unproved	3,921,255	14,399,211	18,320,466
Exploration Costs	—	5,777,318	5,777,318
Development Costs	1,033,680	—	1,033,680
Year ended December 31, 2006	$21,726,702	$38,521,043	$60,247,745
Property Acquisition Costs
Proved	$—	$—	$—
Unproved	—	—	—
Exploration Costs	—	10,074,707	10,074,707
Development Costs	1,633,305	4,069,694	5,702,999
Year ended December 31, 2007	$23,360,007	$52,665,444	$76,025,451

D. Results of Operations for Producing Activities - Period Ended December 31, 2007
	Argentina	Colombia	Total
Year ended December 31, 2005
Net Sales	$1,059,297	—	$1,059,297
Production Costs	(395,287)	—	(395,287)
Exploration Expense	—	—	—
DD&A	(444,853)	—	(444,853)
Other expenses/(income)	—	—	—
Income Taxes	(76,705)	—	(76,705)
Results of Operations	$142,452	—	$142,452
Year ended December 31, 2006
Net Sales	$5,108,851	$6,612,190	$11,721,041
Production Costs	(2,846,705)	(1,386,765)	(4,233,470)
Exploration Expense	—	—	—
DD&A	(1,550,543)	(2,494,317)	(4,044,860)
Other expenses/(income)	—	—	—
Income Tax Provision	132,357	(809,737)	(677,380)
Results of Operations	$843,960	$1,921,371	$2,765,331
Year ended December 31, 2007
Net Sales	$8,104,457	$23,748,155	$31,852,612
Production Costs	(6,327,276)	(4,097,336)	(10,424,612)
Exploration Expense	—	—	—
DD&A	(2,476,834)	(6,850,086)	(9,326,920)
Other expenses/(income)	—	—	—
Income Tax Provision	1,065,423	(1,354,082)	(288,659)
Results of Operations	$365,770	$11,446,651	$11,812,421

E. Standardized Measure of Discounted Future Net Cash Flows and Changes

The following disclosure is based on estimates of net proved reserves and the period during which they are expected to be produced. Future cash inflows are computed by applying year end prices to Gran Tierra Energy’s after royalty share of estimated annual future production from proved oil and gas reserves. The calculated weighted average oil prices at December 31, 2007 were $71.28 for Colombia and $38.76 for Argentina. The calculated weighted average oil prices at December 31, 2006 were $48.66 for Colombia and $36.78 for Argentina. The weighted average oil price used for Argentina at December 31, 2005 was $20.42. Future development and production costs to be incurred in producing and further developing the proved reserves are based on year end cost indicators. Future income taxes are computed by applying year end statutory tax rates. These rates reflect allowable deductions and tax credits, and are applied to the estimated pre-tax future net cash flows.

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

The Company believes this information does not in any way reflect the current economic value of its oil and gas producing properties or the present value of their estimated future cash flows as:

•	no economic value is attributed to probable and possible reserves;

•	use of a 10% discount rate is arbitrary; and

•	prices change constantly from year end levels.

	Argentina	Colombia	Total
December 31, 2005
Future Cash Inflows	$25,445,000	—	$25,445,000
Future Production Costs	(11,965,000)	—	(11,965,000)
Future Development Costs	—	—	—
Future Site Restoration Costs	—	—	—
Future Income Tax	(1,575,000)	—	(1,575,000)
Future Net Cash Flows	11,905,000	—	11,905,000
10% Discount Factor	(2,725,000)	—	(2,725,000)
Standardized Measure	$9,180,000	—	$9,180,000
December 31, 2006
Future Cash Inflows	$72,151,000	$53,332,000	$125,483,000
Future Production Costs	(24,385,000)	(14,958,000)	(39,343,000)
Future Development Costs	(9,102,000)	(2,307,000)	(11,409,000)
Future Site Restoration Costs	(872,000)	—	(872,000)
Future Income Tax	(12,849,280)	(12,262,780)	(25,112,060)
Future Net Cash Flows	24,942,720	23,804,220	48,746,940
10% Discount Factor	(7,685,627)	(6,193,490)	(13,879,117)
Standardized Measure	$17,257,093	$17,610,730	$34,867,823
December 31, 2007
Future Cash Inflows	$79,777,000	$393,164,000	$472,941,000
Future Production Costs	(20,001,000)	(54,760,000)	(74,761,000)
Future Development Costs	(8,658,000)	(21,350,000)	(30,008,000)
Future Site Restoration Costs	(617,000)	(2,568,000)	(3,185,000)
Future Income Tax	(17,716,000)	(98,998,000)	(116,714,000)
Future Net Cash Flows	32,785,000	215,488,000	248,273,000
10% Discount Factor	(8,435,000)	(43,554,000)	(51,989,000)
Standardized Measure	$24,350,000	$171,934,000	$196,284,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

The following are the principal sources of change in the standardized measure of discounted future net cash flows:
	2007	2006	2005
Beginning of Year	$34,867,823	$9,180,000	$—
Sales and Transfers of Oil and Gas Produced, Net of Production Costs	(21,428,000)	(7,487,571)	(664,010)
Net Changes in Prices and Production Costs Related to Future Production	7,399,396	1,943,293	—
Extensions, Discoveries and Improved Recovery, Less Related Costs	204,151,000	—	—
Development Costs Incurred during the Period	5,702,999	1,033,680
Revisions of Previous Quantity Estimates	34,880,088	1,522,696	—
Accretion of Discount	4,874,694	1,190,500	—
Purchases of Reserves in Place	-	29,514,395	9,844,010
Sales of Reserves in Place	-	—	—
Net change in Income Taxes	(74,164,000)	(2,029,170)	—
Other	-	—	—
End of Year	$196,284,000	$34,867,823	$9,180,000

2) Summarized Quarterly Financial Information

	Revenue and other Income	Expenses	Income (Loss) Before Income Tax	Income Tax	Net Income (Loss)	Basic and Diluted Earnings (Loss) Per Share
2007
First Quarter	$4,516,830	$11,465,422	$(6,948,592)	$(298,408)	$(6,650,184)	$(0.07)
Second Quarter	3,749,734	9,998,110	(6,248,376)	(1,176,292)	(5,072,084)	(0.05)
Third Quarter	8,038,730	7,458,251	580,479	(511,218)	1,091,697	0.01
Fourth Quarter	15,972,860	11,528,808	4,444,052	2,280,685	2,163,367	0.02
	$32,278,154	$40,450,591	$(8,172,437)	$294,767	$(8,467,204)	$(0.09)
2006
First Quarter	$1,049,629	$2,211,120	$(1,161,491)	$57,457	$(1,218,948)	$(0.03)
Second Quarter	2,089,984	2,581,390	(491,406)	80,326	(571,732)	(0.01)
Third Quarter	5,415,124	4,771,059	644,065	710,417	(66,352)	(0.00)
Fourth Quarter	3,518,176	7,655,668	(4,137,492)	(170,820)	(3,966,672)	(0.04)
	$12,072,913	$17,219,237	$(5,146,324)	$677,380	$(5,823,704)	$(0.08)

In June 2006, the Company acquired its Colombia assets for consideration of $37.5 million cash, 870,647 shares of our common stock and overriding and net profit interests in certain assets valued at $1 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 15d-15 of the Exchange Act. Based on their evaluation, Gran Tierra Energy’s principal executive and principal financial officers have concluded that Gran Tierra Energy’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2007 to ensure that the information required to be disclosed by Gran Tierra Energy in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 15d-15 promulgated under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Gran Tierra Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra Energy, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Gran Tierra Energy’s management, including our principal executive and principal financial officers, Gran Tierra Energy conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed March 3, 2008, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Deloitte & Touche LLP, the independent registered public accounting firm that audited Gran Tierra Energy’s consolidated financial statements as of and for the year ended December 31, 2007, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in Gran Tierra Energy’s internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Gran Tierra Energy’s internal control over financial reporting.

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the internal control over financial reporting of Gran Tierra Energy Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 7, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Independent Registered Chartered Accountants
Calgary, Canada
March 7, 2008

Item 9A(T). Controls and Procedures

Not applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2008.

The information required by Item 10 of Form 10-K with respect to Item 405 of Regulation S-K regarding section 16(a) beneficial ownership compliance is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this report, following Item 4.

The information required by Item 10 of Form 10-K with respect to Items 407(c)(3), 407(d)(4) and 407(d)(5) is incorporated by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our Proxy Statement.

Adoption of Code of Ethics

Gran Tierra Energy has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of its Board members, employees and executive officers, including its Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). Gran Tierra Energy has made the Code available on its website at http://www.grantierra.com/policies-practices/.

Gran Tierra Energy intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to Gran Tierra Energy’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on its website at http://www.grantierra.com/policies-practices/. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during fiscal 2007.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the sections entitles “Executive Compensation and Related Information,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The information required by Item 12 of Form 10-K with respect to Item 201(d) of Regulation S-K regarding our equity compensation plans as of December 31, 2007 is incorporated herein by reference from the information contained in the section entitled “Stockholder Approval of Stock Plans” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Certain Relationships and Related Transactions” and, with respect to director independence, the section entitled “Proposal 1 - Election of Directors,” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures’’ in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The following documents are included as Part II, Item 8. of this Annual Report on Form 10-K:

(2) Financial Statement Schedules

None.

(3) Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date:	March 13, 2008	By:	/s/ Dana Coffield
Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 13, 2008	By:	/s/ Martin Eden
Martin Eden
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dana Coffield and Martin Eden, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Dana Coffield	Chief Executive Officer and President	March 13, 2008
Dana Coffield	(Principal Executive Officer)

/s/ Martin Eden	Chief Financial Officer	March 13, 2008
Martin Eden

/s/ Jeffrey Scott	Chairman of the Board, Director	March 13, 2008
Jeffrey Scott /s/ Verne Johnson	Director	March 13, 2008
Verne Johnson

/s/ Nadine C. Smith	Director	March 13, 2008
Nadine C. Smith

/s/ Walter Dawson	Director	March 13, 2008
Walter Dawson

EXHIBIT INDEX

Exhibit
No.	Description	Reference
2.1	Acquisition Agreements	See Exhibits 10.1, 10.3, 10.5, 10.18, 10.46 and 10.47

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate of Amendment to Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Third Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2008 (File No. 333-111656).

4.1	Reference is made to Exhibits 3.1 to 3.5.

4.2	Form of Warrant issued in 2005.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

4.3	Form of Warrant issued to institutional and retail investors in connection with the private offering in June 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.1	Share Purchase Agreement by and between Goldstrike Inc. and Gran Tierra Energy Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.3	Assignment Agreement by and between Goldstrike Inc. and Gran Tierra Goldstrike Inc. dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.4	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.5	Form of Split Off Agreement by and among Goldstrike Inc., Dr. Yenyou Zheng, Goldstrike Leasco Inc. and Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

Exhibit
No.	Description	Reference
10.6	Employment Agreement between Gran Tierra Energy Inc. and Dana Coffield dated as of April 29, 2005, as amended. *	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.7	Employment Agreement between Gran Tierra Energy Inc. and James Hart dated as of April 29, 2005, as amended. *	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.8	Employment Agreement between Gran Tierra Energy Inc. and Max Wei dated as of April 29, 2005, as amended. *	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.9	Employment Agreement between Gran Tierra Energy Inc. and Rafael Orunesu dated as of March 1, 2005, as amended. *	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.10	Form of Indemnity Agreement. *	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.12	2005 Equity Incentive Plan. *	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.13	Form of Subscription Agreement.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

10.14	Details of the Goldstrike Special Voting Share.
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

10.25	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.26	Lock-Up Agreement, dated June 20, 2006, by and among Sanders Morris Harris Inc. and the executive officers and directors of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.27	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.28	Form of Securities Purchase Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656).

10.29	Form of Subscription Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656).

10.30	Form of Registration Rights Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656).

10.31	Form of Escrow Agreement.	Incorporated by reference to Exhibit 10.31 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.32	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.32 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.33	Form of Subscription Agreement by and among Goldstrike Inc., Gran Tierra Energy, Inc. and the investor identified therein.	Incorporated by reference to Exhibit 10.33 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.34	Form of Registration Rights Agreement by and among Gran Tierra Energy, Inc. f/k/a Goldstrike, Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.34 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

Exhibit
No.	Description	Reference
10.35	Form of Subscription Agreement by and among Gran Tierra Energy, Inc. f/k/a Goldstrike, Inc. and the investor identified therein.	Incorporated by reference to Exhibit 10.35 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.36	Executive Employment Agreement dated December 1, 2006, by and between Gran Tierra Energy Inc. and Martin H. Eden. *	Incorporated by reference to Exhibit 10.36 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2007 (File No. 333-111656).

10.37	Credit Agreement dated February 22, 2007, by and among Gran Tierra Energy Inc, Gran Tierra Energy Colombia, Ltd., Argosy Energy Corp., and Standard Bank Plc.	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.38	Note For Loans, dated February 22, 2007, by the Company in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.39	GP Pledge Agreement, dated as of February 22, 2007, by the Company in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.40	Partnership Pledge Agreement, dated as of February 22, 2007, by and among the Company and Argosy Energy Corp., in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.41	Collection Account Pledge Agreement, dated as of February 22, 2007, by Gran Tierra Energy Colombia, Ltd. in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.5 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.42	ISDA 2002 Master Agreement, dated as of February 22, 2007, by and among the Company and Standard Bank Plc, and the Schedule thereto.	Incorporated by reference to Exhibit 10.6 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.43	Blocked Account Control Agreement, dated as of February 22, 2007, by and among Gran Tierra Energy Colombia, Ltd., Standard Bank Plc and JPMorgan Chase Bank.	Incorporated by reference to Exhibit 10.7 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.44	Share Pledge Agreement, dated as of February 22, 2007, by and among the Company and Standard Bank Plc.	Incorporated by reference to Exhibit 10.8 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.45
First Priority Open Pledge Agreement Over Credit Rights Derived From A Crude Oil Commercial Sales Agreement, dated as of February 22, 2007, by and among Gran Tierra Energy Colombia, Ltd. and Standard Bank Plc.
Incorporated by reference to Exhibit 10.9 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.46	Contract between Ecopetrol S.A., and Argosy Energy International, for the sale of crude oil, dated December 1, 2006	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007 (File No. 333-111656).

10.47	Palmar Largo Assignment Agreement, dated September 1, 2005, between Don Won Corporation (Sucursal Argentina), and Gran Tierra Inc.	Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007 (File No. 333-111656).

10.48	Escrow Agreement dated as of the ___th day of June, 2006, among Gran Tierra Energy, Inc. and McGuireWoods LLP, as Escrow Agent	Incorporated by reference to Exhibit 10.48 to the Form S-1/A filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-140171).

10.49	Employment Agreement, dated April 1, 2006, between Argosy Energy International and Edgar Dyes. *	Incorporated by reference to Exhibit 10.49 to the Form S-1/A filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-140171).

10.50	Form of Liquidated Damages Waiver	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007 (File No. 333-111656).

10.51	2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 19, 2007 (File No. 333-146815).

10.52	Form of Option Agreement under the Company’s 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (File No. 000-52594).

10.53	Form of Grant Notice under the Company’s 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (File No. 000-52594).

10.54	Form of Exercise Notice under the Company’s 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (File No. 000-52594).

Exhibit
No.	Description	Reference
21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of Gaffney, Cline and Associates	Filed herewith.

24.1	Power of Attorney.	See signature page.

31.1	Certification of Principal Executive Officer	Filed herewith.

31.2	Certification of Principal Financial Officer	Filed herewith.

32.1	Certification of Principal Executive and Financial Officers	Filed herewith.

* Management contract or compensatory plan or arrangement.