Form 10-K/A
period 2007-12-31
GRAN TIERRA ENERGY, INC.
filed 2008-05-12
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2008 annual meeting of stockholders, which definitive proxy statement was filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) to (1) restate our consolidated financial statements for the years ended December 31, 2007 and 2006, and (2) present restated unaudited quarterly financial information for each of the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. In the course of preparing our interim financial statements for our quarterly report on Form 10-Q to be filed with the Securities and Exchange Commission (“SEC”) for the quarter ended March 31, 2008, we discovered a misclassification of accounts payable and accrued liabilities resulting in a mistatement in cash flows from operating activities with a corresponding offset to cash flows from investing activities in our 2007 interim financial statements for the previously reported quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, and annual financial statements for the years ended December 31, 2006 and 2007 (collectively, the “Affected Financial Statements”). The restatements in the Affected Financial Statements had no effect on our previously reported net change in cash and cash equivalents and no impact on our previously reported consolidated balance sheets or consolidated statements of operations and accumulated deficit contained in the Affected Financial Statements.

The restatement of our consolidated financial statements as a result of the error described above has led our management to conclude that a material weakness existed in our internal control over financial reporting as of December 31, 2007, and that Management’s Report on Internal Control over Financial Reporting should also be restated. Accordingly, this amended filing includes a revised Management Report that reflects management’s conclusion that our internal control over financial reporting was not effective at December 31, 2007. The report of our independent registered public accounting firm was also revised to reflect their conclusion that our internal control over financial reporting was not effective at December 31, 2007.

In accordance with the rules of the SEC, the affected items of the 2007 Form 10-K, “Item 1A Risk Factors” of Part I and “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion of Financial Condition and Results of Operations, ” “Item 8. Financial Statements and Supplementary Data,” and “Item 9A. Controls and Procedures” of Part II, are being amended. No other items, although included herein, have been amended.

No attempt has been made in this Form 10-K/A to update other disclosures presented in the 2007 Form 10-K except as described above or as required to reflect the effects of the restatement. This Form 10-K/A does not reflect events occurring after the filing of the 2007 Form 10-K or modify or update those disclosures, including the exhibits to the 2007 Form 10-K affected by subsequent events; however, this Form 10-K/A includes as Exhibits 31.1, 31.2 and 32 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the 2007 Form 10-K, including any amendments to those filings.

GRAN TIERRA ENERGY INC.

ANNUAL REPORT ON FORM 10-K/A

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

We Have a Material Weakness In Our Internal Control Over Financial Reporting, and This Material Weakness Creates a Reasonable Possibility That a Material Misstatement of Our Interim or Annual Financial Statements Will Not Be Prevented or Detected in a Timely Manner.

As a publicly-traded company, we must maintain disclosure controls and procedures and internal control over financial reporting. Our management determined that we have a material weakness in our internal control over financial reporting as of December 31, 2007, relating to the accounting for changes in our accounts payable and accrued liability balances in our statements of cash flow. As a result of this material weaknesses in internal control over financial reporting, material misstatements existed in our statements of cash flow for the years ended December 31, 2007 and 2006, and in our interim financial statements in 2007.

To improve and to maintain the effectiveness of our internal control over financial reporting and disclosure controls and procedures, significant resources and management oversight may be required. As a result of this and similar activities, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to remediate the material weakness, or in the future report one or more additional material weaknesses, there is a possibility that this could result in a restatement of our financial statements or impact our ability to accurately report financial information on a timely basis, which could adversely affect our stock price. Further, the presence of one or more material weaknesses could cause us to not be able to timely file our periodic reports with the Securities and Exchange Commission, which could also result in law suits or diversion of management’s attention to our business.

We Must Maintain Effective Registration Statements For All of Our Private Placements of Our Common Stock, and the Restatement of Our Financial Statements Will Require Us to Amend These Registration Statements.

We are required to file Post Effective Amendments to our registration statements periodically in accordance with the Registration Rights Agreements for our 2005 and 2006 private placements of units. As a result of our restatement of our financial statements, we will be required to amend all three registration statements. Amending and keeping these registration statements effective is costly and diverts management’s attention from running our business.

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

	Period Ended December 31,
	2007	2006	2005
Statement of Operations Data
Revenues and other income
Oil sales	$31,807,641	$11,645,553	$946,098
Natural gas sales	44,971	75,488	113,199
Interest	425,542	351,872	—

Total revenues	32,278,154	12,072,913	1,059,297

Expenses
Operating	10,474,368	4,233,470	395,287
Depletion, depreciation and accretion	9,414,907	4,088,437	462,119
General and administrative	10,231,952	6,998,804	2,482,070
Liquidated damages	7,366,949	1,527,988	—
Derivative financial instruments	3,039,690	—	—
Foreign exchange (gain) loss	(77,275)	370,538	(31,271)

Total expenses	40,450,591	17,219,237	3,308,205

Loss before income tax	(8,172,437)	(5,146,324)	(2,248,908)
Income tax	(294,767)	(677,380)	29,228

Net loss	$(8,467,204)	$(5,823,704)	$(2,219,680)

Net loss per common share — basic and diluted	$(0.09)	$(0.08)	$(0.16)

Statement of Cash Flows Data	(As Restated)(1)	(As Restated)(1)
Operating activities	$8,761,439	$2,010,056	$(1,876,638)
Investing activities	(15,392,705)	(48,206,588)	(9,108,022)
Financing activities	719,303	68,075,856	13,206,116

(Decrease) Increase in cash	$(5,911,963)	$21,879,324	$2,221,456

Balance Sheet Data
Cash and cash equivalents	$18,188,817	$24,100,780	$2,221,456
Working capital (including cash)	8,058,049	14,541,498	2,764,643
Oil and gas properties	63,202,432	56,093,284	7,886,914
Deferred tax asset	2,058,436	444,324	—
Total assets	112,796,561	105,536,957	12,371,131
Deferred tax liability	(11,674,744)	(9,875,657)	—
Other long-term liabilities	(1,986,023)	(633,683)	(67,732)
Shareholders’ equity	$(76,791,855)	$(76,194,779)	$(11,039,347)

(1) As discussed in Note 13 to our consolidated financial statements, cash flows from operating activities and cash flows from investing activities has been restated as a result of a misclassification of accounts payable and accrued liabilities between the two categories.

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

Liquidated Damages

	Year Ended December 31,		Change from Prior
	2007	2006	Year
Liquidated Damages	$7,366,949	$1,527,988	382%

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

The net loss for the year ended December 31, 2007 increased 45% to $8,467,204 or $0.09 per share from a loss of $5,823,704, or $0.08 per share in 2006. This loss includes a full year of operating activities for Colombia versus just over six months in 2006. The primary reason for the increase is due to the liquidated damages, as explained above, corporate stewardship costs including Sarbanes Oxley compliance, securities registration related costs and increased stock compensation due to increased option grants. Argentina’s 2007 operating segment loss increased 502% to $2,474,990 from a loss of $411,028 in 2006 primarily due to the increase in budgeted workover costs required to maintain production levels. Colombia increased its 2007 operating segment income by 673% to $11,484,448 from $1,486,075 in 2006 is a result to the increased production realized from the new discovery wells and the increase in price received for all production in 2007 versus 2006.

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

Liquidated Damages

	Year Ended December 31,	Period Ended December 31,	Change from Prior
	2006	2005	Period
Liquidated Damages	$1,527,988	$-	100%

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
During the year ended December 31, 2007, we reduced our cash balances by $5,911,963 as compared to an increase in 2006 of $21,879,324. Net cash provided by operating activities for the year ended December 31, 2007 increased to $8,761,439 as compared to $2,010,056 for 2006. The increase was mainly due to the significant increase in oil production and the associated sales price received offset by costs associated with budgeted workovers in both Colombia and Argentina, G&A expenditures associated with increased stewardship costs, including Sarbanes Oxley related expenditures, and securities registration issues, as further explained above in our review of the results of operations. Net cash used in investing activities for the year ended December 31, 2007 decreased 68% to $15,392,705 from $48,206,588 in 2006. During 2007, we expended $15,796,332 (net of changes in non-cash working capital related to capital expenditures of $232,822) in oil and gas property expenditures relating to our drilling and other oilfield activities primarily in Colombia as compared to $10,274,139 (net of changes in non-cash working capital expenditures of $8,026,375) for 2006. In 2006, we expended $36,911,959 related to the purchase of Argosy. Net cash provided by financing activities for the year ended December 31, 2007 was $719,303 as a result of the issuance of common shares upon exercise of warrants. In 2006, net cash provided by financing activities was $68,075,856 mainly as a result of the issuance of common shares through private placements.

During the year ended December 31, 2006, we increased our cash balances by $21,879,324 and funded our capital expenditures and operating expenditures from proceeds of a series of private placements of our securities. Cash inflows comprised $2,010,056 from operating activities and $68,075,856 from financing activities, offset by cash outflows of $48,206,588 for investing activities. Proceeds from private placements included $75,000,000, less issue costs of $6,303,699, from the sale of 50,000,000 units of our securities in June 2006, $610,000 from the sale of 762,500 units in the first quarter of 2006, and proceeds from the exercise of warrants to purchase common stock. However, of the amount raised, $1,280,951 was held in escrow at December 31, 2006, and the holders of those units had the right to return the units to us and receive their purchase price back under the terms of the escrow agreement because we were unable to obtain a securities laws exemption for those holders by a specified date. At December 31, 2006, we were in discussions with those stockholders regarding whether or not they would exercise that right.

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

Capital expenditures for the year ended December 31, 2006 were $47,186,098 (net of changes in non-cash working capital related to capital expenditures of $8,026,375) and were primarily related to the Argosy purchase in Colombia, the purchase of the El Vinalar and CGC properties in Argentina, development activity at Palmar Largo, drilling activities in Colombia, and office equipment and leasehold improvements in both Calgary and Argentina. During 2005, capital expenditures for the period from incorporation on January 26, 2005 to December 31, 2005, were $8,707,595, predominantly for the acquisition cost of the Palmar Largo, Nacatimbay and Ipaguazu interests in Argentina.

During the year ended December 31, 2007, we spent $15,976,332 (net of changes in non-cash working capital related to capital expenditures of $232,822) on capital projects. During 2007, we drilled seven wells, conducted several workovers of existing wells, and conducted technical studies on our existing acreage.

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

In Colombia, capital expenditures for the year ended December 31, 2007, were $14,214,835, including $7,984,841 of accrued expenditures at December 31, 2007. In Colombia, we drilled six new wells in 2007. We drilled the Laura-1 exploration well in the Talora Block in January 2007, the Caneyes-1 exploration well in the Rio Magdalena Block in February 2007, and the Soyona-1 and Cachapa-1 exploration wells in the Primavera Block in April and March 2007, respectively. These wells were plugged and abandoned. We drilled the Caneyes-1 well at a net cost to us of $1,669,888 and the drilling costs for the three other wells were paid by our partners.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the accompanying consolidated balance sheets of Gran Tierra Energy Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended, and for the period from incorporation on January 26, 2005 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 13, the accompanying 2007 and 2006 consolidated financial statements have been restated. We therefore withdraw our previous report dated March 7, 2008 on those financial statements, as originally filed.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 (May 12, 2008 as to the effects of the material weakness), expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Calgary, Canada
March 7, 2008  (May 12, 2008 as to the effects of the restatement discussed in Note 13)

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

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flow
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005

	Period Ended December 31,
	2007	2006	2005
	(Expressed in U.S. dollars)
Operating Activities	(As Restated -see note 13)	(As Restated -see note 13)
Net loss	$(8,467,204)	$(5,823,704)	$(2,219,680))
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion	9,414,907	4,088,437	462,119
Deferred tax	(702,827)	892,998	(29,228)
Stock based compensation	809,522	260,495	52,911
Liquidated damages	5,838,961	1,527,988	—
Unrealized loss on financial instruments	2,648,346	—	—
Net changes in non-cash working capital
Accounts receivable	(5,605,144)	(4,280,601)	(808,960)
Inventory	25,070	(364,983)	(447,012)
Prepaids and other current assets	234,253	(633,823)	(42,701)
Deferred tax asset	(220,000)	—	—
Accounts payable and accrued liabilities	2,808,420	6,639,230	1,264,052
Taxes receivable and payable	869,333	(295,981)	(108,139)
Deferred tax liability	1,107,802	—	—

Net cash provided by (used in) operating activities	8,761,439	2,010,056	(1,876,638)

Investing Activities
Restricted cash	1,010,409	(1,020,490)	(400,427)
Oil and gas property expenditures	(15,976,332)	(10,274,139)	(8,707,595)
Business acquisition	—	(36,911,959)	—
Long term assets and liabilities	(426,782)	—	—

Net cash used in investing activities	(15,392,705)	(48,206,588)	(9,108,022)

Financing Activities
Restricted cash	—	(1,280,993)	—
Proceeds from issuance of common stock	719,303	69,356,849	13,206,116

Net cash provided by financing activities	719,303	68,075,856	13,206,116

Net (decrease) increase in cash and cash equivalents	(5,911,963)	21,879,324	2,221,456
Cash and cash equivalents, beginning of period	24,100,780	2,221,456	—

Cash and cash equivalents, end of period	$18,188,817	$24,100,780	$2,221,456

Supplemental cash flow disclosures:
Cash paid for interest	$80,234	$104,307	$—
Cash paid for taxes	$116,140	$741,380	$—
Non-cash investing activities:
Accounts payable related to capital additions	$8,259,197	$8,026,375	$—

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
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

The evaluation of a tax position in accordance with FIN 48 (FASB Interpretation Number) Accounting for Uncertainty in Income Taxes with respect to SFAS 109 Accounting for Income Taxes is a two-step process. The first step is recognition: The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.

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

New Accounting Pronouncements

In July 2006, the FASB issued FIN 48 Accounting for Uncertainty in Income Taxes with respect to SFAS 109 Accounting for Income Taxes regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of accumulated deficit. This interpretation is effective for fiscal years beginning after December 15, 2006 and its adoption on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements and did not require the Company to record any amounts in the financial statements.

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

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5, Accounting for Contingencies. This FSP is effective for fiscal years beginning after December 15, 2006. The Company early adopted this FSP during the year ended December 31, 2006 and recorded $1,258,065 in liquidated damages as an expense in the consolidated statement of operations and deficit and the same amount in accrued liabilities at December 31, 2006. For the year ended December 31, 2007 the Company expensed an additional amount of $7,366,949. As at December 31, 2007, the Company had an accumulated expense for liquidated damages of $8,625,014. Pursuant to an amendment of terms of Registration Rights Payments with respect to the associated shareholder agreement, the Company’s shareholders waived the right to settle the liquidated damages in cash and in lieu agreed to an amendment of the exercise price of the warrants from $1.75 to $1.05 on June 27, 2007, and an extension of one year in the term for the warrants. The settlement of the liquidated damages is reflected as an increase to the value of the warrants included in the shareholders’ equity section of the consolidated balance sheet.

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

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006 and
For the Period from Incorporation on January 26, 2005 to December 31, 2005
Expressed in US dollars, unless otherwise stated

9. Accrued Liabilities and Accounts Payable

The accounts payable and accrued liabilities are comprised of the following:

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Corporate	Colombia	Argentina	Total	Corporate	Colombia	Argentina	Total
Capital	$51,422	$7,984,841	$222,934	$8,259,197	$—	$2,504,661	$5,521,714	$8,026,375
Payroll	476,089	512,756	211,860	1,200,705	664,957	333,679	313,589	1,312,225
Audit, legal, consultants	1,384,669	196,273	105,207	1,686,149	715,332	—	290,915	1,006,247
General and administrative	318,926	298,748	73,367	691,041	—	—	—	—
Operating	—	4,898,008	730,876	5,628,884	—	5,317,958	—	5,317,958
Total	$2,231,106	$13,890,626	$1,344,244	$17,465,976	$1,380,289	$8,156,298	$6,126,218	$15,662,805

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

13. Restatement of Prior Period Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2007 and 2006 and unaudited quarterly financial information for each of the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. In the course of preparing the Company’s interim financial statements for the quarterly report on Form 10-Q to be filed with the SEC for the quarter ended March 31, 2008, the Company discovered a misclassification of accounts payable and accrued liabilities in the 2007 interim financial statements for the previously reported quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, and annual financial statements for the years ended December 31, 2006 and 2007 (collectively, the “Affected Financial Statements”). The misclassification resulted in a misstatement of cash flows from operating activities, with a corresponding offset to cash flows from investing activities. The restatements in the Affected Financial Statements had no effect on the Company’s previously reported net change in cash and cash equivalents and no impact on the Company’s previously reported consolidated balance sheets or consolidated statements of operations and accumulated deficit contained in the Affected Financial Statements.

The following table presents the impact of the error on previously reported amounts:

	Year Ended December 31, 2007
	As Previously Stated	Increase (Decrease)	As Restated
Net change in non-cash working capital
Accounts payable and accrued liabilities	$261,658	$2,546,762	$2,808,420

Net cash provided (used in) operating activities	$6,214,677	$2,546,762	$8,761,439

Oil and gas property expenditures	$(13,429,570)	$(2,546,762)	$(15,976,332)
Net cash used in investing activities	$(12,845,943)	$(2,546,762)	$(15,392,705)

	Year Ended December 31, 2006
	As Previously Stated	Increase (Decrease)	As Restated
Net change in non-cash working capital
Accounts payable and accrued liabilities	$3,799,554	$2,839,676	$6,639,230

Net cash provided (used in) operating activities	$(829,620)	$2,839,676	$2,010,056

Oil and gas property expenditures	$(7,434,463)	$(2,839,676)	$(10,274,139)
Net cash used in investing activities	$(45,366,912)	$(2,839,676)	$(48,206,588)

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

Estimates of crude oil and natural gas proved reserves are determined through analysis of geological and engineering data, and demonstrate reasonable certainty that they are recoverable from known reservoirs under economic and operating conditions that existed at year end. See Critical Accounting Estimates in Item 7 for a description of Gran Tierra Energy’s reserves estimation process.

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

As discussed in Note 13, “Restatement of Prior Period Financial Statements” in the Company’s Consolidated Financial Statements for the years ended December 31, 2007 and 2006 and for the period ended December 31, 2005, the following tables present the restated unaudited quarterly financial information for each of the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007

	Nine Months Ended September 30, 2007
	As Previously Stated	Increase (Decrease)	As Restated
Net change in non-cash working capital
Accounts payable and accrued liabilities	$4,617,930	$(4,265,475)	$352,455

Net cash provided (used in) operating activities	$(1,314,953)	$(4,265,475)	$(5,580,428)

Oil and gas property expenditures	$(16,653,595)	$4,265,475	$(12,388,120)
Net cash used in investing activities	$(15,164,409)	$4,265,475	$(10,898,934)

	Six Months Ended June 30, 2007
	As Previously Stated	Increase (Decrease)	As Restated
Net change in non-cash working capital
Accounts payable and accrued liabilities	$3,520,531	$(4,954,410)	$(1,433,879)

Net cash provided (used in) operating activities	$1,264,438	$(4,954,410)	$(3,689,972)

Oil and gas property expenditures	$(15,952,316)	$4,954,410	$(10,997,906)
Net cash used in investing activities	$(15,523,039)	$4,954,410	$(10,568,629)

	Three Months Ended March 31, 2007
	As Previously Stated	Increase (Decrease)	As Restated
Net change in non-cash working capital
Accounts payable and accrued liabilities	$6,234,580	$(3,727,227)	$2,507,353

Net cash provided (used in) operating activities	$818,438	$(3,727,227)	$(2,908,789)

Oil and gas property expenditures	$(12,618,768)	$3,727,227	$(8,891,541)
Net cash used in investing activities	$(12,616,054)	$3,727,227	$(8,888,827)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized, and reported within the required time periods.

As a result of our restatement of our financial statements which caused us to file this Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 15d-15 of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra Energy’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2007 to ensure that the information required to be disclosed by Gran Tierra Energy in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 15d-15 promulgated under the Exchange Act.  Our Chief Executive Officer and Chief Financial Officer arrived at this assessment based on the determination that we had a material weakness in our internal control over financial reporting, as discussed below.

Management’s Revised Annual Report on Internal Control Over Financial Reporting

Gran Tierra Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra Energy, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As a result of our restatement of our financial statements which caused us to file this Form 10-K/A, under the supervision and with the participation of Gran Tierra Energy’s management, including our principal executive and principal financial officers, Gran Tierra Energy conducted a reevaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2007, because of the presence of a material weakness. The material weakness relates to a misclassification of cash flows from operating activities, with a corresponding offset to cash flows from investing activities, in the statement of cash flows. The controls over the entry of data into a spreadsheet used in the preparation of the statement of cash flows and the monitoring thereof was not sufficiently precise to prevent the misclassification from occurring.

Management originally concluded that our internal control over financial reporting was effective as of December 31, 2007. However, in the course of preparing our interim financial statements for our quarterly report on Form 10-Q to be filed with the SEC for the quarter ended March 31, 2008, we discovered a misclassification of accounts payable and accrued liabilities in our 2007 interim financial statements for the previously reported quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, and annual financial statements for the years ended December 31, 2006 and 2007 (collectively, the “Affected Financial Statements”). The misclassification resulted in a misstatement of our cash flows from operating activities, with a corresponding offset to cash flows from investing activities. The restatements in the Affected Financial Statements had no effect on our previously reported net change in cash and cash equivalents and no impact on our previously reported consolidated balance sheets or consolidated statements of operations and accumulated deficit contained in the Affected Financial Statements.

Deloitte & Touche LLP, the independent registered public accounting firm that audited Gran Tierra Energy’s consolidated financial statements as of and for the year ended December 31, 2007, has issued an attestation report on our internal control over financial reporting.

Remediation of Material Weakness

We are taking steps to remediate the material weakness, but will not be able to assert that we have remediated the material weakness until the control has occurred and management has tested the remediated control. Management intends to review and verify the data entered into a spreadsheet used to calculate the changes in accounts payable and accrued liability balances, used to determine cash flows from operating and investing activities. Management's intent is to test this control during the second and third quarters of 2008.

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

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the internal control over financial reporting of Gran Tierra Energy Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Revised Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our report dated March 7, 2008, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2007. As described in the following paragraph, the Company subsequently identified a material misstatement in its Statement of Cash Flows for each of the two years ended December 31, 2007 and 2006, which caused such annual financial statements to be restated. Management subsequently revised its assessment of internal control over financial reporting due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The controls over the entry of data into a spreadsheet used in the preparation of the Statement of Cash Flows and the monitoring thereof was not sufficiently precise to prevent a misclassification of cash flows from operating activities with a corresponding offset to cash flows from investing activities from occurring. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as at and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 7, 2008 (May 12, 2008 as to the effects of the restatement discussed in Note 13), expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to a restatement of the Company’s consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Independent Registered Chartered Accountants
Calgary, Canada
March 7, 2008 (May 12, 2008 as to the effects of the material weakness)

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

GRAN TIERRA ENERGY INC.

Date:	May 12, 2008	By:	/s/ Dana Coffield
Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 12, 2008	By:	/s/ Martin Eden
Martin Eden
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Dana Coffield	Chief Executive Officer and President	May 12, 2008
Dana Coffield	(Principal Executive Officer)

/s/ Martin Eden	Chief Financial Officer	May 12, 2008
Martin Eden

*	Chairman of the Board, Director	May 12, 2008
Jeffrey Scott *	Director	May 12, 2008
Verne Johnson

	Director	May 12, 2008
Nicholas Kirton

*	Director	May 12, 2008
Walter Dawson

* By:  /s/ Dana Coffield__________________
Dana Coffield
Attorney-in-Fact

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

10.46	Contract between Ecopetrol S.A., and Argosy Energy International, for the sale of crude oil, dated December 1, 2006	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007 (File No. 333-111656).

10.47	Palmar Largo Assignment Agreement, dated September 1, 2005, between Don Won Corporation (Sucursal Argentina), and Gran Tierra Inc.	Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007 (File No. 333-111656).

10.48	Escrow Agreement dated as of the ___th day of June, 2006, among Gran Tierra Energy, Inc. and McGuireWoods LLP, as Escrow Agent	Incorporated by reference to Exhibit 10.48 to the Form S-1/A filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-140171).

10.49	Employment Agreement, dated April 1, 2006, between Argosy Energy International and Edgar Dyes. *	Incorporated by reference to Exhibit 10.49 to the Form S-1/A filed with the Securities and Exchange Commission on May 4, 2007 (File No. 333-140171).

10.50	Form of Liquidated Damages Waiver	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007 (File No. 333-111656).

10.51	2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 19, 2007 (File No. 333-146815).

10.52	Form of Option Agreement under the Company’s 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (File No. 000-52594).

10.53	Form of Grant Notice under the Company’s 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (File No. 000-52594).

10.54	Form of Exercise Notice under the Company’s 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (File No. 000-52594).

Exhibit
No.	Description	Reference
21.1	List of subsidiaries.	Previously filed

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of Gaffney, Cline and Associates	Filed herewith.

24.1	Power of Attorney.	Previously filed

31.1	Certification of Principal Executive Officer	Filed herewith.

31.2	Certification of Principal Financial Officer	Filed herewith.

32.1	Certification of Principal Executive and Financial Officers	Filed herewith.

* Management contract or compensatory plan or arrangement.