Form 10-Q
period 2008-03-31
GRAN TIERRA ENERGY, INC.
filed 2008-05-12
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008
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

On May 5, 2008, the total number of outstanding shares of the registrant’s common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc., which are exchangeable into the registrant’s common stock, was 104,846,056. Of this total, there were 93,335,740 shares of the registrant’s common stock outstanding and 11,510,316 shares of common stock issuable upon the exchange of exchangeable shares. In addition, the registrant had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra Energy Inc. The special voting stock generally votes together with the common stock on all matters on which the holders of the registrant’s common stock are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Accumulated Deficit
(Unaudited)
For the Three Month Periods Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(Expressed in Thousands of U.S. dollars, except share data amounts)

REVENUE AND OTHER INCOME
Oil sales	$20,749	$4,276
Natural gas sales	-	48
Interest	70	193
	20,819	4,517
EXPENSES
Operating	2,527	2,181
Depletion, depreciation and accretion	3,064	2,324
General and administrative	4,133	1,939
Liquidated damages (Note 5)	-	4,132
Derivative financial instruments (Note 10)	1,184	657
Foreign exchange loss	14	232
	10,922	11,465

INCOME (LOSS) BEFORE INCOME TAX	9,897	(6,948)
Income tax (Note 7)	(5,221)	298

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$4,676	$(6,650)

ACCUMULATED DEFICIT, beginning of period	(16,511)	(8,044)
ACCUMULATED DEFICIT, end of period	$(11,835)	$(14,694)

NET INCOME (LOSS) PER COMMON SHARE — BASIC (Note 5)	0.05	(0.07)

NET INCOME (LOSS) PER COMMON SHARE — DILUTED (Note 5)	0.04	(0.07)

Weighted average common shares outstanding — basic	96,984,978	95,455,765

Weighted average common shares outstanding — diluted	119,127,570	95,455,765

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2008	2007
	(Expressed in Thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$26,024	$18,189
Accounts receivable	22,884	10,695
Inventory	573	787
Taxes receivable	1,429	1,177
Prepaids	528	442
Deferred tax asset (Note 7)	987	220
Total Current Assets	52,425	31,510
Oil and gas properties, using the full cost method of accounting
Proved	44,057	44,292
Unproved	25,242	18,910
Total Oil and Gas Properties	69,299	63,202
Other assets	809	716
Total Property, Plant and Equipment (Note 4)	70,108	63,918
Long term assets
Deferred tax asset (Note 7)	981	1,839
Taxes receivable	532	525
Goodwill	15,005	15,005
Total Long Term Assets	16,518	17,369
Total Assets	$139,051	$112,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable (Note 8)	$18,017	$11,327
Accrued liabilities (Note 8)	7,862	6,139
Derivative financial instruments (Note 10)	2,042	1,594
Current taxes payable	9,314	3,284
Deferred tax liability (Note 7)	736	1,108
Total Current Liabilities	37,971	23,452
Long term liabilities	131	132
Deferred tax liability (Note 7)	9,992	9,235
Deferred remittance tax (Note 7)	1,477	1,332
Derivative financial instruments (Note 10)	1,300	1,055
Asset retirement obligation (Note 6)	900	799
Total Long Term Liabilities	13,800	12,553
Shareholders’ equity
Common shares (Note 5)	107	95
(88,160,868 and 80,389,676 common shares and 11,827,776 and 14,787,303 exchangeable shares, par value $0.001 per share, issued and outstanding as at March 31, 2008 and December 31, 2007, respectively)
Additional paid in capital	81,210	72,458
Warrants	17,798	20,750
Accumulated deficit	(11,835)	(16,511)
Total Shareholders’ Equity	87,280	76,792
Total Liabilities and Shareholders’ Equity	$139,051	$112,797

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 31, 2008 and 2007

	Period Ended March 31,
	2008	2007
	(Expressed in Thousands of U.S. dollars)
		(restated – see note 2)
Operating Activities
Net income (loss)	$4,676	$(6,650)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion	3,064	2,324
Deferred tax	1,760	1,358
Stock based compensation	448	150
Unrealized loss on derivative financial instruments	693	657
Net changes in non-cash working capital
Accounts receivable	(12,189)	(2,780)
Inventory	214	259
Prepaids and other current assets	(86)	47
Deferred tax asset	(767)	—
Accounts payable and accrued liabilities	5,934	2,507
Taxes receivable and payable	5,778	(780)
Deferred tax liability	(372)	—

Net cash provided (used) by operating activities	9,153	(2,908)
Investing Activities
Oil and gas property expenditures	(6,530)	(8,892)
Long term assets and liabilities	(8)	3
Net cash used in investing activities	(6,538)	(8,889)
Financing Activities
Restricted cash	—	1,010
Proceeds from issuance of common stock	5,220	—
Net cash provided by financing activities	5,220	1,010
Net (decrease) increase in cash and cash equivalents	7,835	(10,787)
Cash and cash equivalents, beginning of period	18,189	24,101

Cash and cash equivalents, end of period	$26,024	$13,314

Non-cash investing activities:
Non-cash working capital related to capital additions	$10,739	$4,275

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Three Month Periods Ended March 31, 2008 and the Year Ended December 31, 2007

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	(Expressed in Thousands of U.S. dollars)
Share Capital
Balance beginning of period	$95	$95
Issue of common shares	12	1
Cancelled common shares	-	(1)

Balance end of period	$107	$95

Additional Paid-in-Capital
Balance beginning of period	$72,458	$71,311
Cancelled common shares	-	(1,086)
Issue of common shares	5,156	719
Exercise of warrants	2,952	513
Exercise of stock options	52	-
Stock based compensation expense	592	1,001

Balance end of period	$81,210	$72,458

Warrants
Balance beginning of period	$20,750	$12,832
Cancelled warrants	-	(233)
Issue of warrants	-	8,625
Exercise of warrants	(2,952)	(474)

Balance end of period	$17,798	$20,750

Accumulated Deficit
Balance beginning of period	$(16,511)	$(8,044)
Net income (loss)	4,676	(8,467)

Balance end of period	$(11,835)	$(16,511)

Total Shareholders’ Equity	$87,280	$76,792

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Expressed in Thousands of US Dollars, Except Share Amounts, Unless Otherwise Stated

1. Description of Business
Gran Tierra Energy Inc., a Nevada corporation (the “Company” or “Gran Tierra Energy”) is a publicly traded oil and gas company engaged in acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas. The Company’s principal business activities are in Argentina, Colombia and Peru.

2. Significant Accounting Policies
These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at March 31, 2008, the results of its operations and cash flows for the three month periods ended March 31, 2008 and 2007.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10-K. The Company’s significant accounting policies are described in note 2 of the consolidated financial statements which are included in the Company’s 2007 Annual Report on Form 10-K.

Inventory
Crude oil inventories at March 31, 2008 and December 31, 2007 are $0.5 million and $0.4 million, respectively. Supplies at March 31, 2008 and December 31, 2007 are $0.1 million and $0.4 million, respectively.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under US GAAP and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 10 for information and related disclosures.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for the Company’s fiscal year 2008 and was adopted January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The adoption of SFAS 159 on January 1, 2008 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited and the provisions are applied prospectively. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 141 (R) or SFAS No. 160.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

Restatement of Prior Year Financial Statements
Subsequent to the release of financial statements for the year ended December 31, 2007 the Company determined that $3.7 million of changes in its accounts payable and accrued liabilities, initially attributed to net cash provided by (used in) operating activities should have been attributed to oil and gas property expenditures and net cash used in investing activities (see note 8). Accordingly, line items in the statements of cash flows for the three month period ended March 31, 2007 have been restated.

Net changes in non-cash working capital related to accounts payable and accrued liabilities for the three month period ended March 31, 2007 have been restated to an increase of $2.5 million from an increase of $6.2 million, and net cash provided by (used in) operating activities has been restated to a use of 2.9 million from $0.8 million cash flow provided by operating activities. The change in non-cash working capital related to capital additions has been restated to a decrease of $3.8 million from a decrease of $7.5 million, cash used for oil and gas property expenditures (including the change in non-cash working capital related to capital additions) has been restated to $8.9 million from $12.6 million and net cash used in investing activities has been restated to $8.9 million from $12.6 million.

The preceding restatement has no effect on the net increase or decrease in cash or cash equivalents for any period.

3. Segment and Geographic Reporting
The Company’s reportable operating segments are Argentina and Colombia. The Company is primarily engaged in the exploration and production of oil and natural gas. Peru is not a reportable segment because the level of activity on these land holdings is insignificant at this time and is included as part of the Corporate balances. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and natural gas operations before derivative financial instrument gains and losses and income taxes.

The following tables present information on the Company’s reportable geographic segments:

	Three Months Ended March 31, 2008
	Corporate	Colombia	Argentina	Total
Revenues	$—	$19,365	$1,384	$20,749
Interest income	3	62	5	70
Depreciation, depletion & accretion	30	2,467	567	3,064
Segment income (loss) before income tax	(3,697)	14,267	(673)	9,897
Segment capital expenditures	$589	$8,149	$416	$9,154

	Three Months Ended March 31, 2007
	Corporate	Colombia	Argentina	Total
Revenues	$—	$2,188	$2,136	$4,324
Interest income	99	94	-	193
Depreciation, depletion & accretion	25	1,824	475	2,324
Segment loss before income tax	(5,975)	(430)	(543)	(6,948)
Segment capital expenditures	$439	$3,827	$875	$5,141

	As at March 31, 2008
	Corporate	Colombia	Argentina	Total
Property, plant & equipment	$1,589	$49,413	$19,106	$70,108
Goodwill	—	15,005	—	15,005
Other assets	16,567	31,250	6,121	53,938
Total	$18,156	$95,668	$25,227	$139,051

	As at December 31, 2007
	Corporate	Colombia	Argentina	Total
Property, plant & equipment	$1,031	$43,639	$19,248	$63,918
Goodwill	—	15,005	—	15,005
Other assets	11,303	15,949	6,622	33,874
Total	$12,334	$74,593	$25,870	$112,797

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. In 2008, the Company has one significant customer for its Colombian crude oil, Ecoptrol S.A., a Colombian government agency. In Argentina, the Company has one significant customer, Refineria del Norte S.A.

4. Property, Plant and Equipment

	As at March 31, 2008			As at December 31, 2007
		Accumulated	Net Book		Accumulated	Net Book
	Cost	DD&A	Value	Cost	DD&A	Value
Oil and natural gas properties
Proved	$60,578	$(16,521)	$44,057	$57,832	$(13,540)	$44,292
Unproved	25,242	-	25,242	18,910	-	18,910
Furniture and fixtures	847	(538)	309	815	(560)	255
Computer equipment	812	(384)	428	719	(299)	420
Automobiles	109	(37)	72	72	(31)	41
Total capital assets	$87,588	$(17,480)	$70,108	$78,348	$(14,430)	$63,918

As at March 31, 2008, the Company has capitalized $0.4 million (December 31, 2007 - $1.7 million) of general and administrative expenses including $0.1 million (December 31, 2007 - $0.1 million) of stock-based compensation expense for the Colombian full cost center. Also included is $0.1 million (December 31, 2007 - $0.2 million) of general and administrative expenses in the Argentina full cost center which includes $0.1 million (December 31, 2007 - $0.1 million) of stock-based compensation.

The unproven oil and natural gas properties at March 31, 2008 consist of exploration lands held in Colombia, Argentina and Peru. The Company has $20.5 million (December 31, 2007 - $15.1 million) in unproved assets in Colombia, $3.5 million (December 31, 2007 - $3.1 million) of unproved assets in Argentina and $1.2 million (December 31, 2007 - $0.7 million) of unproved assets in Peru. These properties are being held for their exploration potential and are not being depleted pending determination of the existence of estimated proved reserves. Gran Tierra Energy will continue to assess and allocate the unproven properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

5. Share Capital
The Company’s authorized share capital consists of 325,000,001 shares of capital stock, of which 300 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share, and 1 share designated as special voting stock, par value $0.001 per share. Outstanding share capital at March 31, 2008, consists of 88,160,868 common voting shares of the Company and 11,827,776 exchangeable shares of Goldstrike Exchange Co., a wholly-owned subsidiary of Gran Tierra Energy. Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have the same rights as holders of common voting shares.

Warrants
At March 31, 2008, the Company had two remaining issues of warrants outstanding at March 31, 2008: 12,578,898 warrants outstanding to purchase 6,289,449 common shares at an exercise price of $1.25 per share expiring between August 2010 and January 2011: and 45,781,172 warrants outstanding to purchase 22,890,586 common shares at an exercise price of $1.05 per share expiring June 2012. For the three months ended March 31, 2008, 4,737,501 common shares were issued upon the exercise of 9,475,002 warrants (March 31, 2007 – nil).

Registration Rights Payments
The shares and warrants have registration rights associated with their issuance pursuant to which the Company agreed to register for resale the shares and warrants. In the event that the registration statements were not declared effective by the United States Securities and Exchange Commission (“SEC”) by specified dates, the Company was required to pay liquidated damages to the purchasers of the shares and warrants.

In June, 2006, the Company sold an aggregate of 50 million units of its securities at a price of $1.50 per unit in a private offering for gross proceeds of $75 million, pursuant to three separate Securities Purchase Agreements, dated June 20, 2006, and one Securities Purchase Agreement, dated June 30, 2006 (collectively, the “2006 Offering”). Each unit comprised one share of Gran Tierra Energy’s common stock and one warrant to purchase one-half of a share of Gran Tierra Energy’s common stock at an exercise price of $1.75 exercisable for a period of five years, resulting in the issuance of 50 million shares of Gran Tierra Energy’s common stock. In connection with the issuance of these securities, Gran Tierra Energy entered into four separate Registration Rights Agreements with the investors pursuant to which Gran Tierra Energy agreed to register for resale the shares and warrants (and shares issuable pursuant to the warrants) issued to the investors in the offering by November 17, 2006. The second registration statement was declared effective by the SEC on May 14, 2007 at which time the Company had accrued $8.6 million in liquidated damages. On June 27, 2007, under the terms of the Registration Rights Agreements, the Company obtained a sufficient number of consents from the signatories to the agreements waiving Gran Tierra Energy’s obligation to pay in cash the accrued liquidated damages. The Company agreed to amend the terms of the warrants issued in the 2006 Offering by reducing the exercise price of the warrants to $1.05 and extending the life of the warrants by one year, in lieu of a cash payment for liquidated damages. As of March 31, 2007, the Company had accrued $5.4 million of liquidated damages of which $4.1 million was recorded in the first three months of 2007 and $1.3 million in 2006.

Stock Options
As of March 31, 2008, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire up to 9,000,000 shares of the Company’s common stock.

The Company has granted options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or the grantees end of service to the Company, which ever occurs first. At the time of grant, the exercise price equals the market price. For the three months ended March 31, 2008, 74,167 common shares were issued upon the exercise of 74,167 stock options (March 31, 2007 – nil). The following options are outstanding as of March 31, 2008:

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Outstanding, December 31, 2007	5,724,168	$1.52
Granted in 2008	200,000	$3.50
Exercised in 2008	(74,167)	$(0.80)
Forfeited in 2008	(198,336)	$(1.73)
Outstanding, March 31, 2008	5,651,665	$1.59

The weighted average grant date fair value for options granted in 2008 was $2.05.

The table below summarizes stock options outstanding at March 31, 2008:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of exercise prices ($/option)	Options	$/Option	Expiry Years
$0.80	1,225,277	$0.80	7.5
$1.19 to $1.29	1,813,888	$1.26	8.7
$1.72	385,000	$1.72	9.6
$2.14	2,027,500	$2.14	9.7
$3.50	200,000	$3.50	10.0
Total	5,651,665	$1.59	8.9

The aggregate intrinsic value of options outstanding at March 31, 2008 is $9.8 million based on the Company’s closing stock price of $3.32 for that date. At March 31, 2008, there was $2.7 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years.

For the three months ended March 31, 2008, the stock-based compensation expense was $0.6 million (March 31, 2007 - $0.1 million) of which $0.3 million (March 31, 2007- $0.1 million) has been recorded in general and administrative expense and $0.1 million has been recorded in operating expense in the consolidated statement of operations. For the three months ended March 31, 2008, $0.2 million was capitalized as part of exploration and development costs.

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

	Three Months Ended March 31,
	2008		2007
Dividend yield ($ per share)	$	nil	$	nil
Volatility (%)		74.6% to 91.5%		103.5%
Risk-free interest rate (%)		2.05%		5.06%
Expected term (years)		3 years		3 years
Forfeiture percentage (% per year)		10%		10%

Weighted average shares outstanding

Three months ended March 31, 2008
Weighted-average number of common shares outstanding	96,984,978
Shares issuable pursuant to stock options	5,451,665
Shares issuable pursuant to warrants	29,180,035
Shares to be purchased from proceeds of stock options and warrants	(12,489,108)
Weighted-average number of diluted common shares outstanding	119,127,570

Income (loss) per share
For the three month period ended March 31, 2008, options to purchase 200,000 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive. For the three month period ended March 31, 2007, options to purchase 3,240,000 common shares and 70,313,830 warrants to purchase 35,156,915 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.

6. Asset Retirement Obligation
Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties are as follows:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Balance, beginning of period	$799	$595
Liability incurred	56	154
Foreign exchange	30	19
Accretion	15	31
Balance, end of period	$900	$799

7. Income Taxes
The Company has accumulated losses of approximately $16.0 million that can be carried forward and applied against future taxable income. A valuation allowance of $3.3 million has been taken for the potential income tax benefit associated with the losses incurred by the Company, due to uncertainty of utilization of the tax losses.

The income tax expense (recovery) reported differs from the amount computed by applying the statutory rate to income (loss) before income taxes for the following reasons:

	Three Months Ended March 31,
	2008	2007
Income (loss) before income taxes	$9,897	$(6,948)
	32.12%	34%
Income tax benefit expected	3,179	(2,362)
Benefit of tax losses not recognized	161	1,914
Impact of tax rate changes on future tax balances	124	-
Impact of foreign taxes	3,508	-
Enhanced tax depreciation incentive	(545)	-
Stock-based compensation	83	150
Non-deductible items	34	-
Previously unrecognized tax assets	(1,323)	-
Total income tax expense (recovery)	$5,221	$(298)

Deferred tax assets and liabilities consist of the following temporary differences:

	March 31, 2008	December 31, 2007
Deferred tax assets
Tax benefit of loss carryforwards	$2,823	$4,935
Book value in excess of tax basis	-	75
Foreign tax credits and other accruals	987	733
Capital losses	1,478	1,063
Deferred tax assets before valuation allowance	5,288	6,806
Valuation allowance	(3,320)	(4,747)
	$1,968	$2,059

Deferred tax asset - current	$987	$220
Deferred tax asset - long-term	981	1,839
	$1,968	$2,059

Deferred tax liabilities
Current – book value in excess of tax basis	$736	$1,108
Long-term - book value in excess of tax basis	9,992	9,235
Book value in excess of tax basis	$10,728	$10,343

Net deferred tax liabilities	$8,760	$8,284

The Company calculated a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this law; therefore, no further remittance tax liabilities will be accrued. The historical balance which was included on the Company’s financial statements as of March 31, 2008 is $1.5 million (December 31, 2007 – $1.3 million).

On January 1, 2007, the Company adopted the provisions of FIN 48 however there was no impact on the opening accumulated deficit of the Company as a result of this adoption. The Company has accrued no amounts as of March 31, 2008 and December 31, 2007, for the potential payment of interest and penalties. For the three months ended March 31, 2008 and March 31, 2007, the Company has not recognized any amounts in respect of potential interest and penalties associated with uncertain tax positions. The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions. The Company is subject to income tax examinations for the calendar tax years ending 2005 through 2007 in all jurisdictions.

As at March 31, 2008, the Company has future tax assets relating to net operating loss carryforwards of $16.0 million (December 31, 2007 - $15.8 million) and capital losses of $3.3 million (December 31, 2007 - $3.0 million) before valuation allowances. Of these losses, $10.0 million (December 31, 2007 - $9.4 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses, $4.0 million (December 31, 2007 - $4.0 million) will begin to expire by 2012 and $6.7 million of net operating losses and $3.3 million of capital losses (December 31, 2007 - $11.9 million) will begin to expire thereafter.

8. Accrued Liabilities and Accounts Payable
The balances in accrued liabilities and accounts payable are comprised of the following:

	As at March 31, 2008
	Corporate	Colombia	Argentina	Total
Capital	$165	$10,425	$149	$10,739
Payroll	256	691	98	1,045
Audit, legal, consultants	1,082	-	94	1,176
General and administrative	820	373	67	1,260
Operating	—	11,052	607	11,659
Total	$2,323	$22,541	$1,015	$25,879

	As at December 31, 2007 (restated - see note 2)
	Corporate	Colombia	Argentina	Total
Capital	$51	$7,985	$223	$8,259
Payroll	476	513	212	1,201
Audit, legal, consultants	1,385	196	105	1,686
General and administrative	319	299	73	691
Operating	—	4,898	731	5,629
Total	$2,231	$13,891	$1,344	$17,466

9. Commitments and Contingencies

Leases
Gran Tierra Energy holds four categories of operating leases: office, compressor, vehicle and housing with total monthly lease costs of $0.1 million. Future lease payments at March 31, 2008 are as follows:

Year	Cost
2008, Remainder	$647
2009	631
2010	564
2011	276
2012	280
Total lease payments	$2,398

The Company has contracted with a third party to provide catering services for its field operations in Colombia. The contract ends January 14, 2009. The remaining contractual commitment is $0.2 million to be incurred evenly over the remaining duration of the contract.

The Company has contracted with a third party to provide a helicopter for field transportation for its Colombia field operations. The contract ends September 30, 2008. The minimum obligation under the contract is for 30 flight hours per month at a rate of $880 per hour. The remaining obligation is $0.2 million.

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

Contingencies
Ecopetrol and Gran Tierra Colombia, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. There is a material difference in the interpretation of the procedure established in the Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back-in to the Guayuyaco discovery. Gran Tierra Colombia’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. There has been no agreement between the parties, and Ecopetrol has filed a lawsuit in the Contravention Administrative Court in the District of Cauca regarding this matter. Gran Tierra Colombia filed a response on April 29, 2008 in which it refuted all of Ecopetrol’s claims and requested a change of venue to the courts in Bogota.  At this time no amount has been accrued in the financial statements as the Company does not consider it probable that a loss will be incurred. Ecopetrol is claiming damages of approximately $5.8 million, which possible loss is shared 50% with Gran Tierra Colombia’s partner Solana Petroleum Exploration (Colombia) S.A., with the remaining 50% the responsibility of Gran Tierra Colombia. To the Company’s knowledge, no other proceeding against Gran Tierra Energy is currently contemplated by any governmental authority.

10. Financial Instruments, Fair Value Measurements and Credit Risk
The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and derivative financial instruments. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. The fair values of financial instruments approximate their book amounts due to the short-term maturity of these instruments. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. The book value of the accounts receivable reflects management’s assessment of the associated credit risks.

The Company recognizes the fair value of its derivative instruments as assets or liabilities on the balance sheet.  None of the Company's derivative instruments currently qualify as fair value hedges or cash flow hedges, and accordingly, changes in fair value of the derivative instruments are recognized as income or expense in the consolidated statement of operations and accumulated deficit with a corresponding adjustment to the fair value of derivative instruments recorded on the balance sheet. Under the terms of the Credit Facility with Standard Bank (Note 11), the Company was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. In accordance with the terms of the Facility, the Company entered into a costless collar derivative instrument for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period ending February 2010, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.

	Three Months Ended March 31,
Financial Derivative Loss	2008	2007
Realized financial derivative loss	$491	$-
Unrealized financial derivative loss	693	657
Financial derivative loss	$1,184	$657

Certain of Gran Tierra Energy’s assets and liabilities are reported at fair value in the accompanying balance sheets. The following tables provide fair value measurement information for such assets and liabilities as of March 31, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at March 31, 2008 and December 31, 2007. These assets and liabilities are not presented in the following tables.

As of March 31, 2008
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets (liabilities):
Crude oil collars	$(3,342)	$(3,342)	$—	$(3,342)	$—

As of December 31, 2007
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets (liabilities):
Crude oil collars	$(2,649)	$(2,649)	$—	$(2,649)	$—

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. When available, Gran Tierra Energy measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 1 Fair Value Measurements
The Company does not have any assets or liabilities whose fair value is measured using this method.

Level 2 Fair Value Measurements
Crude oil collars — The fair values of the crude oil are estimated using internal discounted cash flow calculations based upon forward commodity price curves, quotes obtained from brokers for contracts with similar terms or quotes obtained from counterparties to the agreements.

Level 3 Fair Value Measurements

The Company does not have any financial assets or financial liabilities whose fair value is measured using this method.

11. Credit Facility
On February 28, 2007, the Company entered into a Credit Facility with Standard Bank Plc. The Facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of the Company’s petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million based on mid-year 2006 Independent Reserves Evaluation report and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. Based on Standard Bank Plc’s mid-year 2007 Independent Reserve Audit, the Company has received preliminary approval to increase its borrowing base to $20 million. The Facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the Facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base and is included in general and administrative expense. The Facility is secured primarily on the Company’s Colombian assets. The Company was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. Under the terms of the Facility, the Company is required to maintain compliance with specified financial and operating covenants. As at March 31, 2008, the Company has not drawn-down on this facility.

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

The following summarizes our performance for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

•
Net income and basic income per share - increased to $4.7 million ($0.05 basic income per share) for the three months ended March 31, 2008 from a net loss of $6.7 million ($0.07 basic loss per share) in the first quarter of 2007.

•	Production, net of royalties, increased 146% to 2,843 barrels per day for the first quarter of 2008.

•	Combined realized price for crude oil and natural gas liquids (“NGLs”) increased 95% for the first quarter of 2008.

•	Operating costs per barrel of equivalent oil (“Boe”) decreased 53% for the first quarter of 2008.

Net income for the three months ended March 31, 2008 increased to $4.7 million or $0.05 per share ($0.04 per share diluted) from a loss of $6.7 million, or $0.07 per share in same period of 2007. The primary reason for the increase is new production from the recent oil discoveries in Colombia and a higher West Texas Intermediate price (“WTI”), upon which the price our customers pay us for oil is based, partially offset by higher operating expense, DD&A, G&A and income taxes reflecting our increased level of activities. Liquidated damages of $4.1 million contributed to the loss for the first quarter of 2007.

Argentina’s first quarter 2008 operating segment loss increased 24% to $0.7 million from a loss of $0.5 million for the same period in 2007. This was primarily due to a decrease in realized crude oil price resulting from the application of a new Argentine withholding tax on oil exports implemented in the fourth quarter of 2007, as discussed further below. Also contributing to the increased loss were higher stock based compensation expense and consulting fees associated with operations.

Colombia’s first quarter 2008 operating segment income is $14.3 million, compared to an operating segment loss of $0.4 million for the same period in 2007. Our Colombian operating results for 2008 are principally impacted by new oil production resulting from the success of our 2007 exploration program in Colombia, undertaken in the first half of 2007, where we made two field discoveries, Costayaco in the Chaza block and Juanambu in the Guayuyaco block. The exploration wells for these discoveries were brought into production in the third quarter of 2007 and have significantly increased our daily production. In Colombia, first quarter 2008 average daily production increased by 1,834 barrels per day to 2,366 barrels per day from 532 barrels per day in the first quarter of 2007 mainly as a result of these wells. The average WTI for the first quarter of 2008 was higher than the average WTI in the same quarter in 2007 which also contributed to the significant increase in our revenues.

In 2008, we intend to focus on developing our 2007 oil discoveries to increase our production capacity and reserve base, through development drilling and expansion of production and transportation infrastructure. In addition, we intend to undertake additional oil exploration efforts to further define the potential of our acreage in Colombia, Argentina and Peru. Gran Tierra Energy has an active development drilling and exploration drilling program planned for 2008. This includes seven development wells in oil discoveries made in Colombia in 2007 including:

-	Costayaco-2 which commenced drilling in December 2007, and successfully tested for oil in February 2008;
-	Costayaco-3 which was drilled in the first quarter of 2008 and successfully tested for oil production in April 2008;
-	Costayaco - 4 which commenced drilling in March 2008;
-	Costayaco - 5 to 7 to be drilled during the remainder of the year;
-	Juanambu - 2 planned for drilling in the second and third quarters of 2008; and,
-	Three oil exploration wells, two in Colombia and one in Argentina.

Restatement of Prior Year Financial Statements
Subsequent to the release of financial statements for the year ended December 31, 2007 we determined that $3.7 million of changes in accounts payable and accrued liabilities, initially attributed to net cash provided by (used in) operating activities should have been attributed to oil and gas property expenditures and net cash used in investing activities. Accordingly, line items in the statements of cash flows for the three month period ended March 31, 2007 have been restated.

Net changes in non-cash working capital related to accounts payable and accrued liabilities for the three month period ended March 31, 2007 have been restated to an increase of $2.5 million from an increase of $6.2 million, and net cash provided by (used in) operating activities has been restated to a use of $2.9 million from $0.8 million cash flow provided by operating activities. The change in non-cash working capital related to capital additions has been restated to a decrease of $3.8 million from a decrease of $7.5 million, cash used for oil and gas property expenditures (including the change in non-cash working capital related to capital additions) has been restated to $8.9 million from $12.6 million and net cash used in investing activities has been restated to $8.9 million from $12.6 million.

The preceding restatement has no effect on the net increase or decrease in cash or cash equivalents for any period.

Results of Operations for the Three Months ended March 31, 2008 and 2007

Revenue and Other Income
A summary of selected production, revenue and price information for the three month periods ended March 31, 2008 and 2007 is presented in the following table:

	Three Months Ended March 31,
	2008			2007			Change from Prior Period
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
Production, net of royalties (2)
Oil and NGLs (Bbls)	43,345	215,337	258,682	56,250	47,880	104,130	(23)%	350%	148%
Gas (Mcf)	808	-	808	18,155	-	18,155	(96)%	-	(96)%
Oil, Gas and NGLs (Boe) (1)	43,385	215,337	258,722	57,158	47,880	105,038	(24)%	350%	146%
Revenue and other income (000’s except average price amounts)
Oil and NGLs (Bbls)	$1,384	$19,365	$20,749	$2,088	$2,188	$4,276	(34)%	785%	385%
Gas	-	-	-	48	-	48	(100)%	-	(100)%
Interest (excluding Corporate)	5	62	67	-	94	94	100%	(34)%	(29)%
	$1,389	$19,427	$20,816	$2,136	$2,282	$4,418	(35)%	751%	371%
Other - Corporate			3			99			(97)%
			$20,819			$4,517			361%
Average Prices
Oil and NGLs (Per Bbl)	$31.94	$89.93	$80.21	$37.13	$45.69	$41.06	(14)%	97%	95%
Gas (Per Mcf)	$0.41	-	$0.41	$2.65	-	$2.65	(84)%	--	(84)%

(1) Gas volumes are converted to barrels (“bbl’s”) of oil equivalent ("Boe") at the rate of 20 thousand cubic feet ("Mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. Natural Gas Liquids (NGLs") volumes are converted to Boe’s on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

General
Crude oil and NGL production for the three months ended March 31, 2008 increased 148% to 258,682 barrels (2,842 barrels per day (“bopd”) from 104,130 barrels (1,157 bopd) for the three months ended March 31, 2007. The average price received per barrel of oil increased 95% to $80.21 per barrel for 2008 from $41.06 per barrel in 2007. As a result, revenues and other income for the three months ended March 31, 2008 increased 361% to $20.8 million compared to $4.5 million for the three months ended March 31, 2007. The increase in production is due primarily to the inclusion of production from the two new discovery wells at Costayaco and Juanambu in Colombia which commenced producing in the third quarter of 2007. Natural gas production in 2008 is used for operating power generation with any excess production sold in the market.

Argentina
In Argentina, crude oil and NGL production after 12% royalties for the three months ended March 31, 2008 decreased 23% to 43,345 barrels (476 bopd) compared to 56,250 barrels (625 bopd) for 2007. Production for the three months ended March 31, 2008 includes 16,698 barrels (183 bopd) from Palmar Largo, 17,042 barrels (187 bopd) from El Vinalar and 9,605 barrels (106 bopd) from Chivil. For the three months ended March 31, 2007, Argentina’s crude oil production after 12% royalties was 56,250 barrels (625 bopd), including 25,003 barrels (278 bopd) from Palmar Largo, 19,136 barrels (213 bopd) from El Vinalar, 11,498 barrels (128 bopd) from Chivil and 613 barrels (7 bopd) of NGL’s from Nacatimbay. Production in the first quarter of 2008 has decreased due to poor road conditions which delayed deliveries to Refineria del Norte S.A. As a result, oil inventories as at March 31, 2008 are higher compared to those at December 31, 2007. We expect that deliveries will return to normal levels in the second quarter of 2008.

In Argentina, the average price for crude oil and NGLs for the three months ended March 31, 2008, after deducting royalties at an average royalty rate of 12% of production revenue, and after deducting turnover taxes, decreased 14% to $31.94 per barrel as compared to $37.13 per barrel for the same quarter of 2007.
Currently all oil and gas producers in Argentina are operating without sales contracts.   A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. We are receiving $33 per barrel, which is a price offered by Refiner S.A., the purchaser of our crude oil, based on their netback, for production since November 18, 2007, the effective date of the decree.  The price we received for November oil deliveries before November 18, 2007 was approximately $48 per barrel.  In April 2008, we completed negotiations with Refiner S.A to increase the price received for all deliveries from November 18, 2007 to March 31, 2008 to $38 per barrel. The additional $5 per barrel will be recorded as revenue in the second quarter of 2008. Along with most other oil producers in Argentina, we are continuing deliveries to the refinery and are negotiating a price for deliveries commencing April 1, 2008.  The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced by the lower sales price. We are working with other oil and gas producers in the area, as well as Refiner S.A. and provincial governments, to lobby the federal government for change.

In Argentina, revenues for the three months ended March 31, 2008, after deducting royalties at an average royalty rate of 12% of production revenue, and after deducting turnover taxes, decreased 34% to $1.4 million for oil and NGLs as compared to $2.1 million for the same quarter of 2007, reflecting the impact of higher export taxes combined with lower production, as explained above.

Colombia
In Colombia, crude oil and NGL production, after government royalties ranging from 8% to 20% and a third party 2% overriding royalty, for the three months ended March 31, 2008 increased 350% to 215,337 barrels (2,366 bopd) as compared to 47,880 barrels (532 bopd) for the three months ended March 31, 2007. This increased production is primarily due to Costayaco production of 146,630 barrels (1,611 bopd) and Juanambu production of 34,910 barrels (384 bopd). The increase was partially offset by declines in production in other areas including 20,327 barrels (223 bopd) as compared to 28,695 barrels (319 bopd) in the first quarter of 2007 from the Santana block, and 13,470 barrels (148 bopd) as compared to 19,185 (213 bopd) in the first quarter of 2007 from the Guayuyaco block (excluding the Juanambu area).

In Colombia, the average price for crude oil and NGLs, net of royalties, for the three months ended March 31, 2008 increased 97% to $89.93 per barrel as compared to $45.69 per barrel for the same period in 2007. The increase is due to the impact of a higher WTI price in the three month period in 2008 as compared to the same period in 2007.

In Colombia, crude oil and NGL revenue, net of royalties, for the three months ended March 31, 2008 increased 785% to $19.4 million as compared to $2.2 million for the same period in 2007 as a result of increased production and higher prices.

In March and April of 2008, sections of one of the Ecopetrol pipelines were blown up by guerillas, which temporarily reduced our deliveries to Ecopetrol in the first quarter of 2008, resulting in higher than average Colombia crude oil inventories at March 31, 2008. Ecopetrol has been able to restore deliveries within one to two weeks of these attacks and currently there are no interruptions to our deliveries.

Interest income earned on our cash deposits for the three months ended March 31, 2008 decreased 64% to $0.1 million for the three months ended March 31, 2008 from $0.2 million for the same period in 2007. The decrease is due primarily to lower interest rates applied to deposit balances in the first quarter of 2008 as compared to the same period in 2007.

Operating Expenses

	Three Months Ended March 31,
	2008			2007			Change from Prior Period
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
Operating expense (000’s except per Boe amounts)
Operating expense	$902	$1,610	$2,512	$1,820	$361	$2,181	(50)%	346%	15%
Other - Corporate - Peru Operations			15		-				100%
			$2,527			$2,181			16%

Operating expense per Boe	$20.79	$7.48	$9.77	$31.84	$7.54	$20.76	(35)%	1%	(53)%

For the three months ended March 31, 2008, operating expenses increased 16% to $2.5 million ($9.77 per Boe) compared to $2.2 million ($20.76 per Boe) in 2007. The increase in operating expenses was primarily due to the increase in production resulting from the new discovery wells in Colombia.

In Argentina, operating expenses for the three months ended March 31, 2008 decreased 50% to $0.9 million ($20.79 per Boe) as compared to $1.8 million ($31.84 per Boe) for the same period in 2007. The operating costs for the three months ended March 31, 2008 are lower than in the same period of 2007. Workover expenses included in operating expenses undertaken in the first quarter of 2007 were $10.42 per Boe as compared to $0.21 per BOE in the first quarter of 2008. The decrease in workover expenses in the first quarter of 2008 was caused by adverse weather conditions.

In Colombia, operating expenses increased 346% to $1.6 million for the three months ended March 31, 2008 ($7.48 per Boe) as compared to $0.4 million for the same period in 2007 ($7.54 per Boe). The increased operating expenses resulted from the additional operations undertaken for the new discovery wells that came on production in the third quarter of 2007 and the increased cost associated with trucking oil from Costayaco to our pipeline. Operating costs include trucking costs of $0.74 per Boe in the first quarter of 2008 for Costayaco production. This cost is expected to decrease once pipeline and related facilities construction for Costayaco are completed in the third quarter of 2008. The first quarter 2008 operating costs included $0.89 per Boe ($4.11 per Boe for the same period in 2007) of workover expense mainly carried out in the Guayuyaco block.

Depletion, Depreciation and Accretion (“DD&A”)

	Three Months Ended March 31,
	2008			2007			Change from Prior Period
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
DD&A (000’s except per Boe amounts)
DD&A	$567	$2,467	$3,034	$475	$1,824	$2,299	19%	35%	32%
Other - Corporate			30			25			20%
			$3,064			$2,324			32%

DD&A per Boe	$13.06	$11.45	$11.84	$8.30	$38.10	$22.13	57%	(70)%	(46)%

DD&A for the three months ended March 31, 2008 increased 32% to $3.1 million from $2.3 million for the same period in 2007.

For Argentina, DD&A increased 19% to $0.6 million from $0.5 million for the same period in 2007. The increase in Argentina is mainly due to decreased proved reserves, partially offset by a decreasing proved depletable cost base, resulting in a 57% increase of the DD&A rate to $13.06 per Boe for the first quarter of 2008 from $8.30 per Boe for the same quarter in 2007. This decreasing proved depletable cost base is a result of a reduced capital expenditure program in Argentina.

For Colombia, DD&A increased 35% for the three months ended March 31, 2008 to $2.5 million from $1.8 million for the same period in 2007. The increase in Colombia is primarily due to the increase in production over the prior year. Although our Colombian proved reserves increased significantly in 2007, Gran Tierra Energy also invested much of its 2007 and first quarter 2008 capital spending on the Colombia development program. Our Colombian first quarter 2008 depletion rate is $11.45 per Boe as compared to $38.10 per Boe for the same period in 2007. The first quarter of 2007 rate reflects a high depletable cost base amortized over a reserve base that did not yet reflect the third quarter of 2007 reserve additions resulting from our two new discoveries.

General and Administrative (“G&A”)

	Three Months Ended March 31,
	2008			2007			Change from Prior Period
	Argentina	Colombia	Total	Argentina	Colombia	Total	Argentina	Colombia	Total
G&A (000’s except per Boe amounts)
G&A	$570	$1,022	$1,592	$322	$409	$731	77%	150%	118%
Other - Corporate			$2, 541			$1,208			110%
			$4,133			$1,939			113%

G&A per Boe	$13.13	$4.75	$15.98	$5.64	$8.53	$18.46	133%	(44)%	(13)%

General and administrative expenses for the three months ended March 31, 2008 increased 113% to $4.1 million from $1.9 million for the same period in 2007. The increase in G&A was due to corporate stewardship costs including Sarbanes Oxley compliance, securities exchange listing fees, securities registration related costs and increased stock-based compensation due to increased option grants. Argentina’s G&A cost for the three months ended March 31, 2008 increased 77% to $0.6 million from $0.3 million for the same period in 2007 as a result of increased stock-based compensation expense for Argentine staff and increased consulting expenses. Colombia’s G&A for the three months ended March 31, 2008 increased 150% to $1.0 million from $0.4 million for the same period in 2007 mainly due to increased management and administration expenses incurred to manage the increased level of development and operating activities resulting from the successful 2007 exploration activities.

Liquidated Damages

	Three Months Ended March 31,		Change from Prior
	2008	2007	Year
Liquidated damages (000’s)	$-	$4,132	(100)%

Liquidated damages expensed in 2007 relates to liquidated damages payable to our stockholders as a result of the registration statement for 50 million units sold in the second quarter of 2006 not becoming effective within the period specified in the share registration rights agreements for those securities. This registration statement became effective on May 14, 2007 and no additional liquidated damages were incurred after that time.

Financial Derivative Loss

	Three Months Ended March 31,
Financial derivative loss (000’s)	2008	2007
Realized financial derivative loss	$491	$-
Unrealized financial derivative loss	693	657
Financial derivative loss	$1,184	$657

In accordance with the terms of the credit facility with Standard Bank Plc, we entered into a costless collar hedging contract for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. For the three months ended March 31, 2008 and March 31, 2007, we recorded a loss of $1.2 million and $0.7 million, respectively, on the valuation of derivative financial instruments.

Foreign Exchange Loss

	Three Months Ended March 31,		Change from Prior
	2008	2007	Period
Foreign exchange loss (000’s)	$14	$232	(94)%

The foreign exchange loss for the three months ended March 31, 2008 decreased to $14,000 from $0.2 million for the same period in 2007. The foreign exchange loss in 2007 resulted primarily from the increase in the value of the Colombian peso as compared to the US dollar.

Income Tax

	Three Months Ended March 31,
	2008	2007
Income tax expense (recovery) (000’s)	$5,221	$(298)

The income tax expense for the three months ended March 31, 2008 increased to $5.2 million from a recovery of $0.3 million for the same period in 2007. The Colombia operations generated a net income before tax of $14.3 million for the three months ended March 31, 2008, which resulted in a local income tax expense of $5.5 million. In Colombia, we have used available prior period loss carryforwards and Colombian income tax investment incentives, which permit additional tax deductions associated with capital investment in producing oil and natural gas properties, to decrease our current income tax otherwise payable.

Liquidity and Capital Resources
As of March 31, 2008, our cash balance was $26.0 million and our current assets (including cash and cash equivalent ) less current liabilities was $14.5 million, compared to cash of $18.2 million and current assets less current liabilities of $8.1 million at December 31, 2007.

Effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of our petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of our Mid-Year 2007 Independent Reserve Audit, we have received preliminary approval to increase our borrowing base to $20 million. The facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by our Colombian assets. Under the terms of the facility, we are required to maintain compliance with specified financial and operating covenants. We were required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As of December 31, 2007 and March 31, 2008, no amounts have been drawn-down under the facility.

During the three months ended March 31, 2008, we increased our cash balances by $7.8 million as compared to a decrease in the three months ended March 31, 2007 of $10.8 million. Net cash provided by operating activities for the three months ended March 31, 2008 increased to $9.2 million as compared to cash used in operating activities of $2.9 million for the same period in 2007. The increase was mainly due to the significant increase in oil revenue offset by increased operating expenses and higher G&A expenditures. Net cash used in investing activities for the three months ended March 31, 2008 decreased to $6.5 million from $8.9 million in the same period in 2007. Net cash used in investing activities during the first quarter of 2008 included capital expenditures of $9.0 million relating to our drilling and other oilfield activities primarily in Colombia, net of the change in non-cash working capital of $2.5 million related to capital expenditures, as compared to capital expenditures of $5.1 million, net of the change in non-cash working capital expenditures of $3.8 million, for the first quarter of 2007. Net cash provided by financing activities for the three months ended March 31, 2008 was $5.2 million as a result of the issuance of common shares upon exercise of warrants and stock options.

During the three months ended March 31, 2008, we incurred $9.0 million on capital projects.

In Argentina, capital expenditures for the three months ended March 31, 2008, were $0.4 million. Costs include facilities upgrades in Palmar Largo area, exploration land lease costs and capitalized G&A including non-cash stock-based compensation expense.

In Colombia, capital expenditures for the three months ended March 31, 2008, were $8.2 million. We completed drilling Costayaco -2 and Costayaco -3 and commenced drilling Costayaco – 4 for a total cost during the quarter of $6.5 million. Both Costayaco – 2 and Costayaco - 3 have been successfully tested for oil production with long term testing planned in the second and third quarters of 2008. Additional capital expenditures in the quarter include seismic costs of $0.8 million for a 35 square kilometer 3-D seismic program in the Azar Block, and a 42 kilometer 2-D seismic program in the Chaza Block, leasehold improvements of $0.7 million for new office space in Bogota million and capitalized G&A of $0.2 million.

In Peru, operations in the three months ended March 31, 2008 included continuation of an aero magnetic and gravity survey over both blocks. This program commenced in the fourth quarter of 2007 and we expect it to be completed in the second quarter of 2008. Expenditures in the first quarter of 2008 were $0.4 million, with estimated expenditures to complete the work in the remainder of 2008 of $1.0 million.

In Colombia, our plans for the remainder of 2008 include drilling three additional development wells at Costayaco, one development well at Juanambu, one exploration well on the Azar Block (20% of the cost to be paid by Gran Tierra Energy) and one well on the Rio Magdelena Block (at no cost to Gran Tierra Energy) in addition to facilities and pipeline expansion on the Chaza Block. In Argentina, we intend to drill one exploration well and complete several well workovers on existing producing and shut-in fields.

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

Future growth and acquisitions will depend on our ability to raise additional funds through equity and debt markets. Increases in the borrowing base under our credit facility are dependent on our success in increasing oil and gas reserves and on future oil prices. Additional funds will be provided to us as holders of our warrants to purchase common shares decide to exercise the warrants.

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

Contractual Obligations

Our future lease payments and other contractual obligations at March 31, 2008 were not substantially different than at December 31, 2007.

Critical Accounting Estimates

The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On a regular basis we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for oil and gas accounting and impairment, reserves determination, asset retirement obligation, share-based payment arrangements, goodwill impairment, warrants and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting estimates. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Our critical accounting estimates are disclosed in Item 7 of our 2007 Annual Report on Form 10-K and have not changed materially since the filing of that document.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to oil prices. We have not hedged these risks in the past. Essentially 100% of our revenues are from oil sales at prices which are defined by contract relative to WTI and adjusted for transportation and quality, for each month. In Argentina, a further discount factor which is related to a tax on oil exports establishes a common pricing mechanism for all oil produced in the country, regardless of its destination.

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, we entered into a costless collar hedging contract for crude oil based on the WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period ending February 2010, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. At March 31, 2008, the value of this costless collar was a loss of $3.3 million. A hypothetical 10% increase in WTI price on March 31, 2008 would cause the loss to increase by approximately $1.4 million for the quarter, and a hypothetical 10% decrease in WTI price on March 31, 2008 would cause the loss to decrease by approximately $1.3 million for the quarter. This compares to at December 31, 2007, when the value of this costless collar was a loss of $2.6 million, and a hypothetical 10% increase in WTI price on December 31, 2007 would cause the loss to increase by approximately $15 million, and a hypothetical 10% decrease in WTI price on December 31, 2007 would cause the loss to decrease by approximately $1.3 million.

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

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. price of West Texas Intermediate crude oil. In Colombia, we receive 75% of oil revenues in U.S. dollars and 25% in Colombian pesos at current exchange rates. The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of local office costs are in local currency. As a result, the 75%/25% allocation between U.S. dollar and peso denominated revenues is approximately balanced between U.S. and peso expenditures, providing a natural currency hedge. In Argentina, reference prices for oil are in U.S. dollars and revenues are received in Argentine pesos according to current exchange rates. The majority of capital expenditures within Argentina have been in U.S. dollars with local office costs generally in pesos. While we operate in South America exclusively, the majority of our spending since our inauguration has been for acquisitions. The majority of these acquisition expenditures have been valued and paid in U.S. dollars.

ITEM 4. - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l5d-15 of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra Energy's disclosure controls and procedures were not effective as of March 31, 2008 to ensure that the information required to be disclosed by Gran Tierra Energy in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer arrived at this assessment based on the determination that we had a material weakness in our internal control over financial reporting, as discussed below.

Remediation of Material Weakness

We are taking steps to remediate the material weakness disclosed in Gran Tierra Energy's Form 10-K/A for the year ended December 31, 2007. The material weakness relates to a misclassification of cash flows from operating activities, with a corresponding offset to cash flows from investing activities, in the statement of cash flows. The controls over the entry of data into a spreadsheet used in the preparation of the statement of cash flows and the monitoring thereof was not sufficiently precise to prevent the misclassification from occurring. Because this material weakness was not remediated prior to March 31, 2008, our management, including our principal executive and principal financial officers, concluded that this material weakness continued to exist at the end of the period covered by this report. The misclassifications had no effect on our previously reported net change in cash and cash equivalents and no impact on our previously reported consolidated balance sheets or consolidated statements of operations and accumulated deficit for the periods affected by the misclassification. Management intends to review and verify the data entered into a spreadsheet used to calculate the changes in accounts payable and accrued liability balances, used to determine cash flows from operating and investing activities. Management's intent is to test this control during the second and third quarters of 2008.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T – CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Ecopetrol and Gran Tierra Colombia, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. There is a material difference in the interpretation of the procedure established in the Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back-in to the Guayuyaco discovery. Gran Tierra Colombia’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. There has been no agreement between the parties, and Ecopetrol has filed a lawsuit in the Contravention Administrative Court in the District of Cauca regarding this matter. Gran Tierra Energy filed a response on April 29, 2008 in which we refuted all of Ecopetrol’s claims and requested a change of venue to the courts in Bogota.  At this time no amount has been accrued in the financial statements as we do not consider it probable that a loss will be incurred. Ecopetrol is claiming damages of approximately $5.8 million, which possible loss is shared 50% with our partner Solana Petroleum Exploration (Colombia) S.A., with the remaining 50% the responsibility of Gran Tierra Colombia.

This matter was reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, are set forth below, and the risks that we have updated are designated by an asterisk (*)..

Risks Related to Our Business

* We are a Company With Limited Operating History for You to Evaluate Our Business. We May Never Attain Profitability.

As an oil and gas exploration and development company, which commenced operations in 2005, we have a limited operating history, and therefore it is difficult for potential investors to evaluate our business. Our operations are subject to all of the risks frequently encountered in the development of any new business, including control of expenses and other difficulties, complications and delays, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets and operations in new countries. We may never overcome these obstacles. Our accumulated deficit as of March 31, 2008 is $11.8 million.

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

Maintaining and improving our financial controls may strain our resources and divert management's attention, and if we are not able to report that we have effective internal controls our stock price may suffer.

We are subject to the requirements of the Securities Exchange Act of 1934, or the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased, and we expect will continue to increase, our legal and financial compliance costs, make some activities more difficult, time¬consuming or costly and may also place undue strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We Have a Material Weakness In Our Internal Control Over Financial Reporting, and This Material Weakness Creates a Reasonable Possibility That a Material Misstatement of Our Interim orAnnual Financial Statements Will Not Be Prevented or Detected in a Timely Manner.

As a publicly-traded company, we must maintain disclosure controls and procedures and internal control over financial reporting. Our management determined that we have a material weakness in our internal control over financial reporting as of December 31, 2007, relating to the accounting for changes in our accounts payable and accrued liability balances in our statements of cash flow. As a result of this material weaknesses in internal control over financial reporting, material misstatements existed in our statements of cash flow for the years ended December 31, 2007 and 2006, and in our interim financial statements in 2007. To improve and to maintain the effectiveness of our internal control over financial reporting and disclosure controls and procedures, significant resources and management oversight may be required. As a result of this and similar activities, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to remediate the material weakness, or in the future report one or more additional material weaknesses, there is a possibility that this could result in a restatement of our financial statements or impact our ability to accurately report financial information on a timely basis, which could adversely affect our stock price. Further, the presence of one or more material weaknesses could cause us to not be able to timely file our periodic reports with the Securities and Exchange Commission, which could also result in law suits or diversion of management's attention to our business.

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

Our agreements with Refiner S.A. expired on January 1, 2008, and renegotiation, though currently underway, has been delayed due to the introduction of a new withholding tax regime for crude oil and refined oil products exported and sold domestically in Argentina.  Currently all oil and gas producers in Argentina are operating without sales contracts.   The new withholding tax regime was introduced without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Also, the price for refiners’ gasoline production has been capped below the price that would be received for crude oil. Therefore, the refineries’ price offered to oil producers reflects their price received, less taxes and operating costs and their usual mark up.  In our case we are receiving $33 per barrel for production since November 18, 2007, the effective date of the decree.  The price we received for November oil deliveries before November 18, 2007 was approximately $48 per barrel.  Along with most other oil producers in Argentina, we are continuing deliveries to the refinery and will continue to receive $33 per barrel until the situation around the decree is rectified by the government.  The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced by the lower sales price. We are working with other oil and gas producers in the area, as well as Refiner S.A., and provincial governments, to lobby the federal government for change .There has been a delay in rectifying the situation in Argentina because of a change in government in December 2007, and the months of January and February are generally slow working months due to summer vacations.

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

* Guerrilla Activity in Colombia Could Disrupt or Delay Our Operations, and We Are Concerned About Safeguarding Our Operations and Personnel in Colombia.

A 40-year armed conflict between government forces and anti-government insurgent groups and illegal paramilitary groups - both funded by the drug trade - continues in Colombia. Insurgents continue to attack civilians and violent guerilla activity continues in many parts of the country.

We, through our acquisition of Argosy Energy International, have interests in three regions of Colombia - in the Middle Magdalena, Llanos and Putumayo regions. The Putumayo region has been prone to guerilla activity in the past. In 1989, Argosy’s facilities in one field were attacked by guerillas and operations were briefly disrupted. Pipelines have also been targets, including the Trans-Andean export pipeline which transports oil from the Putumayo region.  In March and April of 2008, sections of one of the Ecopetrol pipelines were blown up by guerillas, which temporarily reduced our deliveries to Ecopetrol in the first quarter of 2008. Ecopetrol has been able to restore deliveries within one to two weeks of these attacks and currently there are no interruptions to our deliveries.

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

GRAN TIERRA ENERGY INC.

Date: May XX, 2008	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: May XX, 2008	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate of Amendment to Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008 (File No.000-52594).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32	Section 1350 Certifications.	Filed herewith.