Form 10-Q/A
period 2008-03-31
GRAN TIERRA ENERGY, INC.
filed 2008-05-13
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to correct typographical errors on the signature page and certifications filed as Exhibits 31.1, 31.2 and 32.1 to the Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”), to complete the dates appearing thereon. No other changes have been made to the Form 10-Q, other than to revise the Exhibit Index. This Form 10-Q/A also includes Exhibits 31.3 and 31.4, as required by Securities and Exchange Commission rules, as reflected on the revised Exhibit Index.

Signature page to Form 10-Q:
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: May 12, 2008	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: May 12, 2008	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: May 13, 2008	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: May 12, 2008	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description	Reference
3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate of Amendment to Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008 (File No.000-52594).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer to Form 10-Q	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer to Form 10-Q	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer to Form 10-Q/A	Filed herewith.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer to Form 10-Q/A	Filed herewith.

32	Section 1350 Certifications to Form 10-Q.	Filed herewith.