Form 10-Q
period 2008-06-30
GRAN TIERRA ENERGY, INC.
filed 2008-08-11
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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

On August 1, 2008, the total number of outstanding shares of the registrant’s common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc., which are exchangeable into the registrant’s common stock, was 114,813,401. Of this total, there were 103,829,275 shares of the registrant’s common stock outstanding and 10,984,126 shares of common stock issuable upon the exchange of exchangeable shares. In addition, the registrant had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra Energy Inc. The special voting stock generally votes together with the common stock on all matters on which the holders of the registrant’s common stock are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Accumulated Deficit (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUE AND OTHER INCOME
Oil and natural gas sales	$33,042	$3,611	$53,791	$7,935
Interest	102	139	172	332
	33,144	3,750	53,963	8,267
EXPENSES
Operating	3,726	1,925	6,253	4,106
Depletion, depreciation and accretion	5,400	2,377	8,464	4,701
General and administrative	4,641	2,680	8,774	4,619
Liquidated damages (Note 5)	-	3,235	-	7,367
Derivative financial instruments (Note 10)	6,278	20	7,462	677
Foreign exchange gain	(397)	(239)	(383)	(7)
	19,648	9,998	30,570	21,463

INCOME (LOSS) BEFORE INCOME TAXES	13,496	(6,248)	23,393	(13,196)

INCOME TAX (EXPENSES) RECOVERIES (Note 7)	(4,970)	1,176	(10,191)	1,474

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	8,526	(5,072)	13,202	(11,722)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD	(11,835)	(14,694)	(16,511)	(8,044)

ACCUMULATED DEFICIT, END OF PERIOD	$(3,309)	$(19,766)	$(3,309)	$(19,766)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.08	$(0.05)	$0.13	$(0.12)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.07	$(0.05)	$0.11	$(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	105,123,188	95,205,518	101,054,083	95,329,950
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED (Note 5)	123,979,074	95,205,518	119,136,907	95,329,950

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$35,303	$18,189
Accounts receivable	39,157	10,695
Inventory	628	787
Taxes receivable	1,272	1,177
Prepaids	486	442
Deferred tax asset (Note 7)	1,148	220
Total Current Assets	77,994	31,510
Oil and Gas Properties (using the full cost method of accounting)
Proved	50,116	44,292
Unproved	21,655	18,910
Total Oil and Gas Properties	71,771	63,202
Other Assets	1,593	716
Total Property, Plant and Equipment (Note 4)	73,364	63,918
Long Term Assets
Deferred tax asset (Note 7)	684	1,839
Taxes receivable	560	525
Goodwill	15,005	15,005
Total Long Term Assets	16,249	17,369
Total Assets	$167,607	$112,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 8)	$13,307	$11,327
Accrued liabilities (Note 8)	13,825	6,139
Derivative financial instruments (Note 10)	5,540	1,594
Current taxes payable	12,843	3,284
Deferred tax liability (Note 7)	810	1,108
Total Current Liabilities	46,325	23,452
Long term liabilities	115	132
Deferred tax liability (Note 7)	8,510	9,235
Deferred remittance tax (Note 7)	1,262	1,332
Derivative financial instruments (Note 10)	2,879	1,055
Asset retirement obligation (Note 6)	938	799
Total Long Term Liabilities	13,704	12,553
Shareholders’ Equity
Common shares (Note 5)	218	95
(99,582,314 and 80,389,676 common shares and 11,192,859 and 14,787,303 exchangeable shares, par value $0.001 per share, issued and outstanding as at June 30, 2008 and December 31, 2007, respectively)
Additional paid-in capital	99,807	72,458
Warrants	10,862	20,750
Accumulated deficit	(3,309)	(16,511)
Total Shareholders’ Equity	107,578	76,792
Total Liabilities and Shareholders’ Equity	$167,607	$112,797

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Month Ended June 30,
	2008	2007

		(restated – see Note 2)
OPERATING ACTIVITIES
Net income (loss)	$13,202	$(11,722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	8,464	4,701
Deferred taxes	(866)	1,446
Stock based compensation	847	386
Liquidated damages	-	7,367
Unrealized loss on derivative financial instruments	5,770	677
Net changes in non-cash working capital:
Accounts receivable	(28,462)	(171)
Inventory	159	228
Prepaids and other current assets	(44)	342
Liquidated damages	-	(1,528)
Accounts payable and accrued liabilities	3,888	(1,433)
Taxes receivable and payable	9,464	(3,982)
Net cash provided by (used in) operating activities	12,422	(3,689)

INVESTING ACTIVITIES
Restricted cash	-	1,010
Oil and gas property expenditures	(11,712)	(10,998)
Long term assets and liabilities	(52)	(581)
Net cash used in investing activities	(11,764)	(10,569)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	16,456	-
Net cash provided by financing activities	16,456	-

Net increase (decrease) in cash and cash equivalents	17,114	(14,258)
Cash and cash equivalents, beginning of period	18,189	24,101
Cash and cash equivalents, end of period	$35,303	$9,843

Non-cash investing activities:
Non-cash working capital related to capital additions	$14,037	$6,400

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007

SHARE CAPITAL
Balance beginning of period	$95	$95
Issue of common shares	123	1
Cancelled common shares	-	(1)
Balance end of period	218	95

ADDITIONAL PAID-IN CAPITAL
Balance beginning of period	72,458	71,311
Cancelled common shares	-	(1,086)
Issue of common shares	16,275	719
Exercise of warrants	9,888	513
Exercise of stock options	58	-
Stock based compensation expense	1,128	1,001
Balance end of period	99,807	72,458

WARRANTS
Balance beginning of period	20,750	12,832
Cancelled warrants	-	(233)
Issue of warrants	-	8,625
Exercise of warrants	(9,888)	(474)
Balance end of period	10,862	20,750

ACCUMULATED DEFICIT
Balance beginning of period	(16,511)	(8,044)
Net income (loss)	13,202	(8,467)
Balance end of period	(3,309)	(16,511)

TOTAL SHAREHOLDERS' EQUITY	$107,578	$76,792

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

2. Significant Accounting Policies

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at June 30, 2008 and December 31, 2007, the results of its operations for the three and six month periods ended June 30, 2008 and 2007, and its cash flows for the six month periods ended June 30, 2008 and 2007.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10-K/A, filed with the Securities Exchange Commission on May 12, 2008. The Company’s significant accounting policies are described in note 2 of the consolidated financial statements which are included in the Company’s 2007 Annual Report on Form 10-K/A.

Inventory

Crude oil inventories at June 30, 2008 and December 31, 2007 are $0.5 million and $0.4 million, respectively. Supplies at June 30, 2008 and December 31, 2007 are $0.1 million and $0.4 million, respectively.

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

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, and SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”. SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited and the provisions are applied prospectively. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 141 (R) or SFAS No. 160.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Restatement of Prior Year Financial Statements

Subsequent to the release of financial statements for the year ended December 31, 2007 the Company determined that $3.7 million of changes in accounts payable and accrued liabilities, initially attributed to net cash provided by (used in) operating activities should have been attributed to oil and gas property expenditures and net cash used in investing activities (see Note 8). Accordingly, line items in the statements of cash flows for the six month period ended June 30, 2007 have been restated.

Net changes in non-cash working capital related to accounts payable and accrued liabilities attributable to operating activities for the six month period ended June 30, 2007 have been restated to a decrease of $1.4 million from an increase of $3.5 million, and net cash provided by (used in) operating activities has been restated to a use of $3.7 million from $1.3 million cash flow provided by operating activities. For the six months ended June 30, 2007, the change in non-cash working capital related to capital additions has been restated to a decrease of $1.6 million from a decrease of $6.6 million, cash used for oil and gas property expenditures (including the change in non-cash working capital related to capital additions) has been restated to $11.0 million from $16.0 million and net cash used in investing activities has been restated to $10.6 million from $15.5 million.

The preceding restatement has no effect on the net increase or decrease in cash or cash equivalents for any period.

3. Segment and Geographic Reporting

The Company’s reportable operating segments are Argentina and Colombia. The Company is primarily engaged in the exploration and production of oil and natural gas. Peru is not a reportable segment because the level of activity on these land holdings is insignificant at this time and is included as part of the Corporate segment. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and natural gas operations before income taxes.

 The following tables present information on the Company’s reportable geographic segments:

	Three Months Ended June 30, 2008
(Thousands of U.S. Dollars)	Corporate	Colombia	Argentina	Total
Oil and natural gas sales	$-	$30,793	$2,249	$33,042
Interest income	18	79	5	102
Depreciation, depletion and accretion	31	4,813	556	5,400
Segment income (loss) before income tax	(9,113)	22,575	34	13,496
Segment capital expenditures	$1,504	$5,000	$2,114	$8,618

	Three Months Ended June 30, 2007
	Corporate	Colombia	Argentina	Total
Oil and natural gas sales	$-	$1,965	$1,646	$3,611
Interest income	64	43	32	139
Depreciation, depletion and accretion	27	1,720	630	2,377
Segment loss before income tax	(5,089)	(826)	(333)	(6,248)
Segment capital expenditures	$88	$4,398	$(255)	$4,231

	Six Months Ended June 30, 2008
	Corporate	Colombia	Argentina	Total
Oil and natural gas sales	$-	$50,158	$3,633	$53,791
Interest income	21	141	10	172
Depreciation, depletion and accretion	61	7,280	1,123	8,464
Segment income (loss) before income tax	(12,810)	36,842	(639)	23,393
Segment capital expenditures	$2,093	$13,149	$2,530	$17,772

	Six Months Ended June 30, 2007
	Corporate	Colombia	Argentina	Total
Oil and natural gas sales	$-	$4,153	$3,782	$7,935
Interest income	163	137	32	332
Depreciation, depletion and accretion	52	3,544	1,105	4,701
Segment loss before income tax	(11,064)	(1,256)	(876)	(13,196)
Segment capital expenditures	$527	$8,225	$620	$9,372

	As at June 30, 2008
	Corporate	Colombia	Argentina	Total
Property, plant and equipment	$3,062	$49,631	$20,671	$73,364
Goodwill	-	15,005	-	15,005
Other assets	25,881	43,906	9,451	79,238
Total	$28,943	$108,542	$30,122	$167,607

	As at December 31, 2007
	Corporate	Colombia	Argentina	Total
Property, plant and equipment	$1,031	$43,639	$19,248	$63,918
Goodwill	-	15,005	-	15,005
Other assets	11,303	15,949	6,622	33,874
Total	$12,334	$74,593	$25,870	$112,797

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

4. Property, Plant and Equipment

	As at June 30, 2008			As at December 31, 2007
(Thousands of U.S. Dollars)		Accumulated	Net Book		Accumulated	Net Book
	Cost	DD&A	Value	Cost	DD&A	Value
Oil and natural gas properties
Proved	$71,908	$(21,792)	$50,116	$57,832	$(13,540)	$44,292
Unproved	21,655	-	21,655	18,910	-	18,910
	93,563	(21,792)	71,771	76,742	(13,540)	63,202
Furniture, fixtures and leasehold improvements	1,533	(615)	918	815	(560)	255
Computer equipment	993	(423)	570	719	(299)	420
Automobiles	150	(45)	105	72	(31)	41
Total Property, Plant and Equipment	$96,239	$(22,875)	$73,364	$78,348	$(14,430)	$63,918

For the six months ended June 30, 2008, the Company had capitalized in the Colombian full cost center $0.7 million (December 31, 2007 - $1.7 million) of general and administrative expenses including $0.2 million (December 31, 2007 - $0.1 million) of stock-based compensation expense. Also included is $0.3 million (December 31, 2007 - $0.2 million) of general and administrative expenses in the Argentina full cost center which includes $0.1 million (December 31, 2007 - $0.1 million) of stock-based compensation.

The unproven oil and natural gas properties at June 30, 2008 consist of exploration lands held in Colombia, Argentina and Peru. The Company had $13.9 million (December 31, 2007 - $15.1 million) in unproved assets in Colombia, $5.2 million (December 31, 2007 - $3.1 million) of unproved assets in Argentina and $2.6 million (December 31, 2007 - $0.7 million) of unproved assets in Peru. These properties are being held for their exploration potential and are not being depleted pending determination of the existence of proved reserves. Gran Tierra Energy will continue to assess and allocate the unproven properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

5. Share Capital

The Company’s authorized share capital consists of 325,000,001 shares of capital stock, of which 300 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share, and 1 share is designated as special voting stock, par value $0.001 per share. Outstanding share capital at June 30, 2008, consists of 99,582,314 common voting shares of the Company and 11,192,859 exchangeable shares of Goldstrike Exchange Co., a wholly-owned subsidiary of Gran Tierra Energy. Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have the same rights as holders of common voting shares.

Warrants

As at June 30, 2008, the Company had two remaining issues of warrants outstanding: 9,362,734 warrants outstanding to purchase 4,681,367 common shares at an exercise price of $1.25 per share expiring between August 2010 and January 2011; and 27,475,000 warrants outstanding to purchase 13,737,500 common shares at an exercise price of $1.05 per share expiring June 2012. For the six months ended June 30, 2008, 15,409,031 common shares were issued upon the exercise of 30,997,339 warrants (six months ended June 30, 2007 – nil).

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

In June 2006, the Company sold an aggregate of 50 million units of its securities at a price of $1.50 per unit in a private offering for gross proceeds of $75 million, pursuant to three separate Securities Purchase Agreements, dated June 20, 2006, and one Securities Purchase Agreement, dated June 30, 2006 (collectively, the “2006 Offering”). Each unit comprised one share of Gran Tierra Energy’s common stock and one warrant to purchase one-half of a share of Gran Tierra Energy’s common stock at an exercise price of $1.75 exercisable for a period of five years, resulting in the issuance of 50 million shares of Gran Tierra Energy’s common stock. In connection with the issuance of these securities, Gran Tierra Energy entered into four separate Registration Rights Agreements with the investors pursuant to which Gran Tierra Energy agreed to register for resale the shares and warrants (and shares issuable pursuant to the warrants) issued to the investors in the offering by November 17, 2006. The second registration statement was declared effective by the SEC on May 14, 2007 at which time the Company had accrued $8.6 million in liquidated damages. On June 27, 2007, under the terms of the Registration Rights Agreements, the Company obtained a sufficient number of consents from the signatories to the agreements waiving Gran Tierra Energy’s obligation to pay in cash the accrued liquidated damages. The Company agreed to amend the terms of the warrants issued in the 2006 Offering by reducing the exercise price of the warrants to $1.05 and extending the life of the warrants by one year, in lieu of a cash payment for liquidated damages. The $8.6 million of liquidated damages had been recorded as an expense in the consolidated statement of operations in the amounts of $7.4 million during the six months ended June 30, 2007, and $1.2 million in the fourth quarter of 2006 and had been reflected on the consolidated balance sheet as an increase to the warrant value included in shareholders’ equity and a settlement of the liability for liquidated damages.

Stock Options

As of June 30, 2008, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire up to 9,000,000 shares of the Company’s common stock.

The Company had granted options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or the grantees end of service to the Company, whichever occurs first. At the time of grant, the exercise price equals the market price. For the six months ended June 30, 2008, 189,164 common shares were issued upon the exercise of 189,164 stock options (six months ended June 30, 2007 – nil). The following options are outstanding as of June 30, 2008:

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Outstanding, December 31, 2007	5,724,168	$1.52
Granted in 2008	300,000	4.92
Exercised in 2008	(189,164)	(0.87)
Forfeited in 2008	(205,003)	(1.71)
Outstanding, June 30, 2008	5,630,001	$1.71

The weighted average grant date fair value for options granted in 2008 was $2.85.

The table below summarizes stock options outstanding at June 30, 2008:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of exercise prices ($/option)	Options	$/Option	Expiry Years
0.80	1,137,502	$0.80	7.4
1.19 to 1.29	1,779,999	1.26	8.5
1.72	385,000	1.72	9.4
2.14	2,027,500	2.14	9.5
3.5 to 7.75	300,000	4.92	9.8
Total	5,630,001	$1.71	8.74

The aggregate intrinsic value of options outstanding at June 30, 2008 is $35.2 million based on the Company’s closing stock price of $7.97 for that date. At June 30, 2008, there was $2.5 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years.

For the six months ended June 30, 2008, the stock-based compensation expense was $1.1 million (six months ended June 30, 2007 - $0.4 million) of which $0.7 million (six months ended June 30, 2007 - $0.4 million) had been recorded in general and administrative expense and $0.1 million had been recorded in operating expense in the consolidated statement of operations (six months ended June 30, 2007 – nil). For the six months ended June 30, 2008, $0.3 million was capitalized as part of exploration and development costs (six months ended June 30, 2007 – nil).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield ($ per share)	$-	$-	$-	$-
Volatility (%)	89	101	75 to 92	101 to 104
Risk-free interest rate (%)	2.1	4.6	2.1	4.6 to 4.8
Expected term (years)	3	3	3	3
Forfeiture percentage (% per year)	10	10	10	10

Weighted average shares outstanding

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Weighted average number of common shares outstanding	105,123,188	101,054,083
Shares issuable pursuant to warrants	15,210,626	14,628,945
Shares issuable pursuant to stock options	4,005,942	3,729,618
Shares to be purchased from proceeds of stock options and warrants	(360,682)	(275,739)
Weighted average number of diluted common shares outstanding	123,979,074	119,136,907

Income (loss) per share

For the three and six month periods ended June 30, 2008, options to purchase 100,000 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive. For the three and six month periods ended June 30, 2007, options to purchase 3,450,000 common shares and 68,864,978 warrants to purchase 34,432,489 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.

6. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and gas properties are as follows:

	Six Months Ended	Year Ended
(Thousands of U.S. Dollars)	June 30, 2008	December 31, 2007
Balance, beginning of period	$799	$595
Liability incurred	106	154
Foreign exchange	14	19
Accretion	19	31
Balance, end of period	$938	$799

7. Income Taxes

The Company had accumulated losses of approximately $25.1 million as at June 30, 2008 that can be carried forward and applied against future taxable income. A valuation allowance of $6.5 million had been taken for the potential income tax benefit associated with the losses incurred by the Company, due to uncertainty of utilization of the tax losses.

The income tax (expenses) recoveries reported differs from the amount computed by applying the statutory rate to income (loss) before income taxes for the following reasons:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2008	2007
Income (loss) before income taxes	$23,393	$(13,196)
	29.5%	34%
Income tax benefit expected	(6,901)	4,487
Benefit of tax losses not recognized	(19)	(2,627)
Impact of tax rate changes on deferred tax balances	-	-
Impact of foreign taxes	(565)	-
Enhanced tax depreciation incentive	1,240	-
Stock-based compensation	(159)	(386)
U.S. Partnership income pick-up	(12,894)	-
Utilization of foreign tax credits	10,073	-
Non-deductible items	(77)	-
Previously unrecognized tax assets	(889)	-
Total income tax (expense) recovery	$(10,191)	$1,474

Deferred tax assets and liabilities consist of the following:

(Thousands of U.S. Dollars)	June 30, 2008	December 31, 2007
Deferred Tax Assets
Tax benefit of loss carry forwards	$3,284	$4,935
Book value in excess of tax basis	421	75
Foreign tax credits and other accruals	973	733
Capital losses	3,676	1,063
Deferred tax assets before valuation allowance	8,354	6,806
Valuation allowance	(6,522)	(4,747)
	$1,832	$2,059
Deferred Tax Assets
Current	$1,148	$220
Long-term	684	1,839
	$1,832	$2,059

Deferred Tax Liabilities
Book value in excess of tax basis
Current	$(810)	$(1,108)
Long-term	(8,510)	(9,235)
	$(9,320)	$(10,343)

Net Deferred Tax Liabilities	$(7,488)	$(8,284)

The Company calculated a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this law; therefore, no further remittance tax liabilities will be accrued. The historical balance which was included on the Company’s financial statements as of June 30, 2008 is $1.3 million (December 31, 2007 – $1.3 million).

The Company had accrued no amounts as of June 30, 2008 and December 31, 2007, for the potential payment of interest and penalties. For the three and six month periods ended June 30, 2008 and June 30, 2007, the Company had not recognized any amounts in respect of potential interest and penalties associated with uncertain tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other Canadian and foreign jurisdictions. The Company is subject to income tax examinations for the calendar tax years ended 2005 through 2007 in all jurisdictions and also for the calendar tax year ending 2004 for the U.S. federal jurisdiction

As at June 30, 2008, the Company had deferred tax assets relating to net operating loss carry forwards of $14.6 million (December 31, 2007 - $15.8 million) and had capital losses of $10.5 million (December 31, 2007 - $3.0 million) before valuation allowances. Of these losses, $14.6 million (December 31, 2007 - $9.4 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses, $10.5 million (December 31, 2007 - $4.0 million) will begin to expire by 2011 and $14.6 million of net operating losses (December 31, 2007 - $11.9 million) will begin to expire thereafter.

8. Accounts Payable and Accrued Liabilities

The balances in accrued liabilities and accounts payable are comprised of the following:

	As at June 30, 2008
(Thousands of U.S. Dollars)	Corporate	Colombia	Argentina	Total
Capital	$1,003	$11,516	$1,518	$14,037
Payroll	252	661	23	936
Audit, legal and consultants	1,109	-	56	1,165
General and administrative	1,461	277	195	1,933
Operating	-	8,190	871	9,061
Total	$3,825	$20,644	$2,663	$27,132

	As at December 31, 2007
	(restated - see Note 2)
(Thousands of U.S. Dollars)	Corporate	Colombia	Argentina	Total
Capital	$51	$7,985	$223	$8,259
Payroll	476	513	212	1,201
Audit, legal and consultants	1,385	196	105	1,686
General and administrative	319	299	73	691
Operating	-	4,898	731	5,629
Total	$2,231	$13,891	$1,344	$17,466

9. Commitments and Contingencies

Leases

Gran Tierra Energy holds four categories of operating leases: office, compressor, vehicle and housing. Future lease payments at June 30, 2008 are as follows:

Year (Thousands of U.S. Dollars)	Cost
2008, Remainder	$440
2009	655
2010	576
2011	276
2012	281
2013	23
Total lease payments	$2,251

The Company had contracted with a third party to provide catering services for its field operations in Colombia. The contract ends January 14, 2009. The remaining contractual commitment is $0.1 million to be incurred evenly over the remaining duration of the contract.

The Company had contracted with a third party to provide a helicopter for field transportation for its Colombia field operations. The contract ends September 30, 2008. The minimum obligation under the contract is for 30 flight hours per month at a rate of $880 per hour. The remaining obligation is $0.1 million.

Guarantees

Corporate indemnities have been provided by the Company to directors and officers for various items including, but not limited to, all costs to settle suits or actions due to their association with the Company and its subsidiaries and/or affiliates, subject to certain restrictions. The Company had purchased directors’ and officers’ liability insurance to mitigate the cost of any potential future suits or actions. The maximum amount of any potential future payment cannot be reasonably estimated.

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

Contingencies

Ecopetrol and Gran Tierra Colombia, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. There is a material difference in the interpretation of the procedure established in the Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back-in to the Guayuyaco discovery. Gran Tierra Colombia’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. There has been no agreement between the parties, and Ecopetrol has filed a lawsuit in the Contravention Administrative Court in the District of Cauca regarding this matter. Gran Tierra Colombia filed a response on April 29, 2008 in which it refuted all of Ecopetrol’s claims and requested a change of venue to the courts in Bogota.  At this time no amount has been accrued in the financial statements as the Company does not consider it probable that a loss will be incurred. Ecopetrol is claiming damages of approximately $5.8 million, which possible loss is shared 50% with Gran Tierra Colombia’s partner Solana Petroleum Exploration (Colombia) S.A., with the remaining 50% the responsibility of Gran Tierra Colombia. To the Company’s knowledge, there are no other legal proceedings against Gran Tierra Energy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2008	2007	2008	2007
Financial Derivative Loss
Realized financial derivative loss	$1,201	$-	$1,692	$-
Unrealized financial derivative loss	5,077	20	5,770	677
Total financial derivative loss	$6,278	$20	$7,462	$677

Certain of Gran Tierra Energy’s assets and liabilities are reported at fair value in the accompanying balance sheets. The following tables provide fair value measurement information for such assets and liabilities as of June 30, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at June 30, 2008 and December 31, 2007. These assets and liabilities are not presented in the following tables.

As at June 30, 2008
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities) (Thousands of U.S. Dollars)
Crude oil collars	$(8,419)	$(8,419)	$—	$(8,419)	$—

As at December 31, 2007
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities) (Thousands of U.S. Dollars)
Crude oil collars	$(2,649)	$(2,649)	$—	$(2,649)	$—

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

The Company uses Level 2 method to measure the fair value of its crude oil collars. The fair values of the crude oil are estimated using internal discounted cash flow calculations based upon forward commodity price curves, quotes obtained from brokers for contracts with similar terms or quotes obtained from counterparties to the agreements. The Company does not have any other assets or liabilities whose fair value is measured using Level 1 or 3 methods.

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

11. Credit Facility

On February 28, 2007, the Company entered into a Credit Facility with Standard Bank Plc. The Facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of the Company’s petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million based on the mid-year 2006 Independent Reserves Evaluation report and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. Based on Standard Bank Plc’s mid-year 2007 Independent Reserve Audit, the Company has received preliminary approval to increase its borrowing base to $20 million. The Facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the Facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base and is included in general and administrative expense. The Facility is secured primarily on the Company’s Colombian assets. The Company was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. Under the terms of the Facility, the Company is required to maintain compliance with specified financial and operating covenants. As at June 30, 2008, the Company had not drawn-down on this facility.

12. Subsequent Event

On July 29, 2008, the Company announced that it had entered into a definitive agreement providing for the business combination of Gran Tierra Energy and Solana Resources Limited (“Solana”).  Under the terms of the Agreement, each Solana shareholder will receive either (i) 0.9527918 of a common share of Gran Tierra Energy or; (ii) 0.9527918 of a common share of a Canadian subsidiary of Gran Tierra Energy (an “Exchangeable Share”) for each common share of Solana held, which represents a premium of approximately 14.1 % to the 20 day weighted average trading price to July 28, 2008 of the Solana shares on the TSX Venture Exchange and Gran Tierra Energy’s July 28, 2008, closing price on the Toronto Stock Exchange of CAD $5.73.  The shares of the Canadian subsidiary of Gran Tierra Energy: (i) will have the same voting rights, dividend entitlements and other attributes as Gran Tierra Energy common stock; (ii) will be exchangeable, at each shareholder’s option, on a one-for-one basis, into Gran Tierra Energy common stock; and (iii) subject to compliance with the listing requirements of the Toronto Stock Exchange, will be listed on the Toronto Stock Exchange. The Exchangeable Shares will automatically be exchanged for Gran Tierra Energy common stock five years from closing, and in certain other events.

The transaction will be completed pursuant to a statutory plan of arrangement pursuant to the Business Corporations Act (Alberta).  Upon completion of the transaction, Solana will become an indirect wholly-owned subsidiary of Gran Tierra Energy.  On a diluted basis, upon the closing of the plan of arrangement, Solana securityholders will own approximately 49% of the combined company and Gran Tierra Energy securityholders will own approximately 51% of the combined company.

The proposed transaction is subject to regulatory, stock exchange, court and shareholder approvals.  Gran Tierra Energy and Solana expect to hold shareholder meetings in October 2008.  A joint proxy statement and management information circular is expected to be mailed to shareholders of the companies in September 2008.  The parties have agreed to pay each other a termination fee of $21 million in certain circumstances and an expense reimbursement fee of $1.5 million in certain other circumstances.

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

Financial and Operational Highlights

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2008	2007	Change	2008	2007	Change

Production - Barrels of Oil Equivalent per Day (“boe”)	3,399	1,021	233	3,121	1,140	174

Barrels of Oil Equivalent Prices Realized	$106.80	$38.85	175	$94.69	$38.24	148

Revenue and Interest (Thousands of U.S. Dollars)	$33,144	$3,750	784	$53,963	$8,267	553

Net Income (Loss) (Thousands of U.S. Dollars)	$8,526	$(5,072)	-	$13,202	$(11,722)	-

Net Income (Loss) Per Share, Basic	$0.08	$(0.05)	-	$0.13	$(0.12)	-

Capital Expenditures (Thousands of U.S. Dollars)	$8,618	$4,231	104	$17,772	$9,372	90

Financial Highlights for Three Months Ended June 30, 2008

•
Net income for the three months ended June 30, 2008 amounted to $8.5 million compared to a net loss of $5.1 million recorded for the same period last year. A 233% increase in production of crude oil and natural gas, net of royalties, coupled with a 175% improvement in the net realized price of crude oil contributed to the increase in net income. On a basic income per share basis, we recorded $0.08 for the current quarter compared to a net loss of $0.05 per share for the same quarter last year.

•	Increased production levels as well as improved crude oil prices resulted in a 784% increase in revenues and interest with the majority of the increase coming from our Colombian operations.
•
Capital expenditures for the current quarter amounted to $8.6 million, an increase of 104% compared to the same period last year. The increase resulted from higher activity levels in all business units.

Financial Highlights for Six Months Ended June 30, 2008

•
Net income for the six months ended June 30, 2008 amounted to $13.2 million ($0.13 income per share), a substantial turnaround from a loss of $11.7 million ($0.12 loss per share) recorded in the six months ended June 30, 2007. A 174% increase in oil and natural gas production as well as a 148% improvement in the realized prices of crude oil were the contributing factors.

•	Revenues for the first six months of 2008 reached $54.0 million, a 553% increase from the same period last year.
•
Capital expenditures for the six months ended June 30, 2008, were $17.8 million, a 90% increase from the same period last year. All business units recorded higher levels of capital expenditures due to increased activity.

Subsequent Event – Business Combination

On July 29, 2008, we announced that we had entered into a definitive agreement providing for the business combination of Gran Tierra Energy and Solana Resources Limited (“Solana”).  Under the terms of the Agreement, each Solana shareholder will receive either (i) 0.9527918 of a common share of Gran Tierra Energy or; (ii) 0.9527918 of a common share of a Canadian subsidiary of Gran Tierra Energy (an “Exchangeable Share”) for each common share of Solana held, which represents a premium of approximately 14.1 % to the 20 day weighted average trading price to July 28, 2008 of the Solana shares on the TSX Venture Exchange and Gran Tierra Energy’s July 28, 2008, closing price on the Toronto Stock Exchange of CAD $5.73.  The shares of the Canadian subsidiary of Gran Tierra Energy: (i) will have the same voting rights, dividend entitlements and other attributes as Gran Tierra Energy common stock; (ii) will be exchangeable, at each shareholder’s option, on a one-for-one basis, into Gran Tierra Energy common stock; and (iii) subject to compliance with the listing requirements of the Toronto Stock Exchange, will be listed on the Toronto Stock Exchange. The Exchangeable Shares will automatically be exchanged for Gran Tierra Energy common stock five years from closing, and in certain other events.

The transaction will be completed pursuant to a statutory plan of arrangement pursuant to the Business Corporations Act (Alberta).  Upon completion of the transaction, Solana will become an indirect wholly-owned subsidiary of Gran Tierra Energy.  On a diluted basis, upon the closing of the plan of arrangement, Solana securityholders will own approximately 49% of the combined company and Gran Tierra Energy securityholders will own approximately 51% of the combined company.

The proposed transaction is subject to regulatory, stock exchange, court and shareholder approvals.  Gran Tierra Energy and Solana expect to hold shareholder meetings in October 2008.  A joint proxy statement and management information circular is expected to be mailed to shareholders of the companies in September 2008.  The parties have agreed to pay each other a termination fee of $21 million in certain circumstances and an expense reimbursement fee of $1.5 million in certain other circumstances.

New Reserves Report

As a result of the completion of an independent reserve audit by our reserve auditors relating to our development drilling program in the Costayaco field for the first half of 2008, we have increased our proved reserves in the Costayaco field to 6.67 million barrels of crude oil. This contrasts to our December 31, 2007 proved reserves of 3.27 million barrels of oil.

Restatement of Prior Year Financial Statements

Subsequent to the release of financial statements for the year ended December 31, 2007 we determined that $3.7 million of changes in our accounts payable and accrued liabilities, initially attributed to net cash provided by (used in) operating activities should have been attributed to oil and gas property expenditures and net cash used in investing activities (see notes 2 and 8 to our Condensed Unaudited Consolidated Financial Statements in Item 1). Accordingly, line items in the statements of cash flows for the six months ended June 30, 2007 have been restated.

Net changes in non-cash working capital related to accounts payable and accrued liabilities attributable to operating activities for the six months ended June 30, 2007 have been restated to a decrease of $1.4 million from an increase of $3.5 million, and net cash provided by (used in) operating activities had been restated to a use of $3.7 million from $1.3 million cash flow provided by operating activities. For the six months ended June 30, 2007, the change in non-cash working capital related to capital additions had been restated to a decrease of $1.6 million from a decrease of $6.6 million, cash used for oil and gas property expenditures (including the change in non-cash working capital related to capital additions) had been restated to $11.0 million from $16.0 million and net cash used in investing activities had been restated to $10.6 million from $15.5 million.

The preceding restatement had no effect on the net increase or decrease in cash or cash equivalents for any period.

Consolidated Results of Operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Consolidated Results of Operations	2008	2007	Change	2008	2007	Change
(Thousands of U.S. Dollars)
Revenue	$33,042	$3,611	815	$53,791	$7,935	578
Interest	102	139	(27)	172	332	(48)
	33,144	3,750	784	53,963	8,267	553

Operating Expenses	3,726	1,925	94	6,253	4,106	52
Depletion, Depreciation and Accretion	5,400	2,377	127	8,464	4,701	80
General and Administrative Expenses	4,641	2,680	73	8,774	4,619	90
Other Expenses	5,881	3,016	95	7,079	8,037	(12)
	19,648	9,998	97	30,570	21,463	42

Income (Loss) before Income Taxes	13,496	(6,248)	-	23,393	(13,196)	-

Income Tax (Expenses) Recoveries	(4,970)	1,176	-	(10,191)	1,474	-

Net Income (Loss)	$8,526	$(5,072)	-	$13,202	$(11,722)	-

Production, Net of Royalties

Oil and NGL ("bbl") (1)	309,369	92,905	233	568,091	206,363	175
Natural Gas ("mcf")	-	1,060	(100)	-	22,660	(100)
Total Production ("boe") (1) (2)	309,369	92,958	233	568,091	207,496	174

Average Prices

Oil and NGL (per “bbl")	$106.80	$39.00	174	$94.69	$38.28	147
Natural Gas (per “mcf")	-	$2.09	-	-	$2.09	-

Consolidated Results of Operations (per “boe")

Revenue	$106.80	$38.85	175	$94.69	$38.24	148
Interest	0.33	1.50	(78)	0.30	1.60	(81)
	107.13	40.35	166	94.99	39.84	138

Operating Expenses	12.04	20.71	(42)	11.01	19.79	(44)
Depletion, Depreciation and Accretion	17.45	25.57	(32)	14.90	22.66	(34)
General and Administrative Expenses	15.00	28.83	(48)	15.44	22.26	(31)
Other Expenses	19.01	32.44	(41)	12.46	38.74	(68)
	63.50	107.55	(41)	53.81	103.45	(48)

Income (Loss) before Income Taxes	43.63	(67.20)	-	41.18	(63.61)	-

Income Tax (Expenses) Recoveries	(16.06)	12.65	-	(17.94)	7.11	-

Net Income (Loss)	$27.57	$(54.55)	-	$23.24	$(56.50)	-

(1) Gas volumes are converted to boe at the rate of 20 thousand cubic feet ("mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. Natural gas liquid (“NGL”) volumes are converted to boe on a one-to-one basis with oil.
(2) Production represents production volumes adjusted for inventory changes.

Revenue for the three months ended June 30, 2008, was $33.0 million compared to $3.6 million recorded in the same period last year. Production of crude oil and NGL’s increased by 233% to 309,369 barrels, or 3,399 barrels per day. The increase in production coupled with a 174% increase in net realized crude oil prices to $106.80 per barrel resulted in the substantially higher revenue levels. A similar improvement in results was recorded for the six months ended June 30, 2008 with revenue increasing 578% to $53.8 million, production of crude oil increasing 175% to 568,091 barrels, or 3,121 per day, and average net realized prices for crude oil showing an improvement of 147% to $94.69 per barrel.

The majority of the increase in production and the net realized prices came from the Colombian operations. The increase in production is due primarily to the inclusion of production from two new discovery wells in the Costayaco and Juanambu fields in Colombia which commenced production in the third quarter of 2007. Natural gas production in 2008 is used for operating power generation with any excess production sold in the market.

Operating expenses for the current quarter amounted to $3.7 million, a 94% increase from the same quarter last year. The operating expenses for the first half of 2008 increased to $6.3 million from $4.1 million in the same period last year. The expanded operations and high production levels from the new fields in Colombia resulted in higher operating expenses. However, on a per boe basis, for the quarter ended June 30, 2008, the operating expenses declined by 42% to $12.04 compared to $20.71 recorded in the same quarter last year. A similar decline was also recorded for the first half of this year versus last year ($11.01 per boe compared to 19.79 per boe, a 44% decline). The new fields in Colombia with high production wells and low operating costs along with delays in planned workovers in both Colombia and Argentina have resulted in lower per boe operating costs in the respective periods.

Depletion, depreciation and accretion (“DD&A”) for the current quarter as well as the first half of this year increased to $5.4 million and $8.5 million, respectively, compared to $2.4 million and $4.7 million in the same periods last year, respectively. Increased production as well as higher depletable cost base accounted for the increases. On a boe basis, the DD&A in the second quarter was $17.45 per boe and $14.90 per boe for the six months ended June 30, 2008. These represent over 30% reductions from the same prior year periods due to the significant increase in proved reserves in Colombia.

General and administrative expenses (“G&A”) for the three and six months ended June 30, 2008, increased by 73% and 90% compared to the same periods last year. The increases were due to corporate stewardship costs including Sarbanes-Oxley compliance, securities exchange listing fees, securities registration related costs and increased stock-based compensation resulting from increased option grants. On a boe basis, the G&A stayed fairly consistent throughout the first six months of 2008 at about $15 per boe. This represents a significant decline from the G&A per boe recorded in the second quarter of last year of $28.83 and $22.26 in the first six months of 2007, 48% and 31% declines, respectively.

Other expenses comprise mainly a loss from derivative financial instruments recorded in 2008 and liquidated damages incurred in 2007. For the three and six months ended June 30, 2008, derivative losses were $6.3 million and $7.5 million, respectively, compared to $20,000 and $0.7 million for the three and six month ended June 30, 2007, respectively. Liquidated damages recorded in the three and six months ended June 30, 2007 were $3.2 million and $7.4 million, respectively, and no liquidation damages were recorded in 2008. Derivative losses relate to the costless collar hedging contract for crude oil based on West Texas Intermediate (“WTI”) price which we entered into in accordance with the terms of a credit facility. The liquidated damages relate to damages payable to our stockholders with respect to delays in certain share registration rights agreements becoming effective.

Income tax expense during the three months ended June 30, 2008 amounted to $5.0 million compared to a recovery of $1.2 million recorded in the same period last year. A tax expense of $10.2 million was recorded for the first half of 2008 compared to a recovery of $1.5 million recorded for the same period in 2007. The Colombian operations have generated net income before taxes of $22.6 million and $36.8 million for the three month and six months ended June 30, 2008, respectively, which resulted in local income tax expenses of $5.0 million and $10.4 million for the periods indicated. In Colombia, we have used Colombian income tax investment incentives, which permit additional tax deductions associated with capital investment in producing oil and natural gas properties, to decrease our current income tax otherwise payable.

Segmented Results of Operations

Our operations are carried out in Colombia and Argentina and we are headquartered in Calgary, Alberta, Canada. The Corporate Segment also includes the results of our start up activities in Peru. In 2008, Colombia has generated our net income and 93% of our revenues. The contribution from Colombia has been partially offset by derivative losses which are recorded as part of the Corporate Segment.

Segmented Results - Colombia

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Results of Operations	2008	2007	Change	2008	2007	Change
(Thousands of U.S. Dollars)
Revenue	$30,793	$1,965	1,467	$50,158	$4,153	1,108
Interest	79	43	84	141	137	3
	30,872	2,008	1,437	50,299	4,290	1,072

Operating Expenses	2,262	922	145	3,872	1,283	202
Depletion, Depreciation and Accretion	4,813	1,720	180	7,280	3,544	105
General and Administrative Expenses	1,498	323	364	2,520	732	244
Other Expenses	(276)	(131)	111	(215)	(13)	1,554
	8,297	2,834	193	13,457	5,546	143

Income (Loss) before Income Taxes	$22,575	(826)	(2,883)	$36,842	(1,256)	(3,033)

Production, Net of Royalties

Oil and NGL ("bbl") (1)(2)	258,633	45,348	470	474,000	94,556	401

Average Prices

Oil and NGL (per “bbl")	$119.05	$43.33	175	$105.82	$43.92	141

Segmented Results of Operations - Colombia (per “bbl”)

Revenue	$119.05	$43.33	175	$105.82	$43.92	141
Interest	0.31	0.95	(67)	0.30	1.45	(79)
	119.36	44.28	170	106.12	45.37	134

Operating Expenses	8.75	20.33	(57)	8.17	13.57	(40)
Depletion, Depreciation and Accretion	18.61	37.93	(51)	15.36	37.48	(59)
General and Administrative Expenses	5.79	7.12	(19)	5.32	7.74	(31)
Other Expenses	(1.07)	(2.89)	(63)	(0.45)	(0.14)	221
	32.08	62.49	(49)	28.40	58.65	(52)

Income (Loss) before Income Taxes	$87.28	$(18.21)	-	$77.72	$(13.28)	-

(1)	NGL volumes are converted to boe on a one to one basis with oil.
(2)	Production represents production volumes adjusted for inventory changes.

Results of Operations - Colombia

For the three months ended June 30, 2008, income before income taxes from Colombia amounted to $22.6 million compared to a pre-tax loss of $0.8 million recorded in the same quarter last year. The results for the first six months of 2008 reflected a pre-tax income of $36.8 million compared to a pre-tax loss of $1.3 million recorded in the same period in 2007. In both comparative periods, the significant improvements in pre-tax income levels were due to increased production of crude oil and improved net realized prices partially offset by increased operating expenses, DD&A and G&A. On a per barrel basis, the pre-tax net income for the current quarter was $87.28 per barrel (six month pre-tax net income of $77.72 per barrel) versus a pre-tax loss of $18.21 recorded in the second quarter of 2007 (six month pre-tax loss of $13.28 per barrel).

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

During the quarter ended June 30, 2008, the production of crude oil and NGL’s increased by 470% to 2,842 barrels per day compared to 498 barrels per day produced in the second quarter of 2007. The production for the first six months amounted to 2,604 barrels per day compared to 522 barrels per day, an increase of 401% from the same period last year. These production levels are after government royalties ranging from 8% to 20% and third party royalties between 2% and 10%.

In Colombia, our revenue was also positively impacted by significantly improved net realized prices. The average net realized prices for crude oil, which are based on the global prices for WTI, increased by 175% to $119.05 per barrel in the three months ended June 30, 2008 compared to an average price of $43.33 realized in the same quarter last year. For the first six months of this year, the average realized price improved by 141% to $105.82 per barrel from $43.92 for the same period last year. The combination of these factors resulted in our revenue levels from Colombia in the second quarter and the six months ended June 30, 2008 increasing by almost 16 times to $30.8 million and 12 times to $50.2 million, respectively, from the comparable prior year periods.

For the three months ended June 30, 2008, the operating expenses in Colombia were $2.3 million compared to $0.9 million in the same quarter last year. For the six months ended June 30, 2008, operating expenses increased to $3.9 million compared to $1.3 million last year. The increased operating expenses resulted from the additional operations undertaken for the new discovery wells that came on production in the third quarter of 2007 and the increased cost associated with trucking oil from Costayaco to our pipeline. On a per boe basis, the operating expenses for the second quarter of 2008 were $8.75 per barrel compared to $20.33 per barrel incurred in the second quarter of last year ($8.17 per barrel for the first six months of 2008 versus $13.57 per barrel in the same period last year). Operating costs include trucking costs of $2.12 per barrel in the second quarter of 2008 (first six months - $1.54 per barrel) for Costayaco production. This cost is expected to decrease once construction of pipeline and related facilities for Costayaco are completed in the third quarter of 2008.

For both the three month and six month periods this year, the DD&A increased by 180% to $4.8 million and 105% to $7.3 million, respectively, compared to the same periods last year. Increased production levels coupled with higher depletable cost bases, partially offset by higher reserve levels, accounted for the increase in period over period DD&A levels. Although our Colombian proved reserves increased significantly in 2007 and 2008, we also invested much of our 2007 and 2008 year-to-date capital spending on the Colombian development program. On a per boe basis, the DD&A in Colombia for the current quarter was $18.61 per barrel compared to $37.93 per barrel recorded in the same quarter last year. For the six month periods in 2008 and 2007 DD&A per barrel recorded was $15.36 versus $37.48. Both comparative periods represent reductions in DD&A per barrel which reflect the increased reserve base partially offset by a higher depletable cost base. The first six months of 2007 did not benefit from the impact of the third quarter 2007 significant reserve additions which resulted from our two new discoveries.

Colombia’s G&A for the three months ended June 30, 2008 increased to $1.5 million from $0.3 million for the same period in 2007. For the six months ended June 30, 2008, the G&A rose to $2.5 million from $0.7 million incurred in the first six months of 2007. The increases in both comparative periods reflect higher management and administration expenses incurred to manage the increased level of development and operating activities resulting from the successful 2007 exploration and 2008 development activities. However, on a per boe basis, the G&A expenses declined by 19% to $5.79 per barrel for the current quarter compared to $7.12 incurred in the same quarter last year and by 31% to $5.32 from $7.74 for the six month periods.

Capital Program - Colombia

For the three months ended June 30, 2008, the capital expenditures in Colombia were $5.0 million and for the current six month period, the expenditures were $13.2 million. For the three months ended June 30, 2007, the capital expenditures in Colombia were $4.4 million and were $8.2 million for the six month period ended June 30, 2007. The increase in the capital expenditure program reflects expenditures associated with the development of the oil discoveries made in the third quarter of 2007.

In Colombia, capital expenditures for the three months ended June 30, 2008 included $3.4 million ($9.9 million for the six months ended June 30, 2008) of drilling, completion and testing costs for Costayaco -2, Costayaco -3 and Costayaco -4 and drilling costs for Costayaco – 5. Both Costayaco – 2 and Costayaco - 3 have been successfully tested for oil production with long term testing planned in the third quarter of 2008. Costayaco -4 and Costayaco -5 will commence short term production testing in the third quarter with long term testing planned for the fourth quarter of 2008. We commenced construction of a pipeline and related facilities to deliver crude oil from Costayaco to our Uchupayaco station and incurred $1.3 million in the three months ended June 30, 2008 ($1.7 million for the six months ended June 30, 2008). Other capital expenditures for the six months ended June 30, 2008 include $0.5 million of facility costs in Juanambu, leasehold improvements of $0.7 million for new office space in Bogota, seismic in various areas of $0.3 million and capitalized G&A of $0.2 million. In the second quarter of 2008, the exploration well, Popa -2, in the Rio Magdelena Block was successfully drilled (at no cost to Gran Tierra Energy) and is currently being evaluated. Palmera -1, a previously abandoned well in the Azar Block, was re-entered and tested in the second quarter (at no cost to Gran Tierra Energy). This well is being evaluated for production potential in the third and fourth quarter of 2008 and we will participate in a portion of the evaluation expenses.

In Colombia for the first six months ended June 30, 2007, we drilled the Juanambu-1 and Costayaco-1 wells for a net cost of $5.9 million. We drilled the Caneyes-1 well, which was dry and abandoned, at a cost to us of $1.7 million. We incurred costs of $0.6 million on other projects in Colombia during the first six months of 2007 for other exploration properties.

Outlook for Colombia

For the remainder of 2008, we intend to focus on developing our 2007 oil discoveries to increase our production capacity and reserve base, through development drilling and expansion of production and transportation infrastructure. In addition, we intend to undertake additional oil exploration efforts to further define the potential of our acreage in Colombia. Development drilling and exploration drilling program planned for the remainder of 2008 includes:

-	Costayaco-2 and 3 long term testing in the third quarter of 2008;
-	Costayaco-4 and Costayaco -5 testing for oil production in the third quarter of 2008;
-	Costayaco – 6 and 7 to be drilled during the remainder of the year;
-	Palmera -1 to be evaluated for production in the third and fourth quarters of 2008;
-	Popa -2 to be tested for production in the third quarter of 2008;
-	Juanambu - 2 planned for drilling in the third and fourth quarters of 2008; and
-	One oil exploration well.

Segmented Results - Argentina

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Results of Operations	2008	2007	Change	2008	2007	Change
(Thousands of U.S. Dollars)
Revenue	$2,249	$1,646	37	$3,633	$3,782	(4)
Interest	5	32	(84)	10	32	(69)
	2,254	1,678	34	3,643	3,814	(4)

Operating Expenses	1,434	1,003	43	2,336	2,823	(17)
Depletion, Depreciation and Accretion	556	630	(12)	1,123	1,105	2
General and Administrative Expenses	386	386	-	955	708	35
Other Expenses	(156)	(8)	1,850	(132)	54	-
	2,220	2,011	10	4,282	4,690	(9)

Income (Loss) before Income Taxes	$34	$(333)	(110)	$(639)	$(876)	(27)

Production, Net of Royalties

Oil and NGL ("bbl")	50,706	47,557	7	94,091	111,807	(16)
Natural Gas ("mcf")	-	1,060	-	-	22,660	-
Total Production ("boe") (1) (2)	50,706	47,610	7	94,091	112,940	(17)

Average Prices

Oil and NGL (per “bbl")	$44.35	$34.88	27	$38.62	$33.51	15
Natural Gas (per “mcf")	-	$2.09	-	-	$2.09	-

Consolidated Results of Operations (per “boe")

Revenue	$44.35	$34.58	28	$38.62	$33.49	15
Interest	0.10	0.67	(85)	0.12	0.27	(56)
	44.45	35.25	26	38.74	33.76	15

Operating Expenses	28.28	21.07	34	24.83	25.00	(1)
Depletion, Depreciation and Accretion	10.97	13.23	(17)	11.94	9.78	22
General and Administrative Expenses	7.61	8.11	(6)	10.16	6.27	62
Other Expenses	(3.08)	(0.17)	1,712	(1.39)	0.49	-
	43.78	42.24	4	45.54	41.54	10

Income (Loss) before Income Taxes	$0.67	$(6.99)	-	$(6.80)	$(7.78)	-

(1) Gas volumes are converted to boe at the rate of 20 mcf of gas per barrel of oil based upon the approximate relative values of natural gas and oil. NGL volumes are converted to boe on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

Results of Operations - Argentina

For the three months ended June 30, 2008, income before income taxes from Argentina operations was $34,000 compared to a pre-tax loss of $0.3 million recorded in the same quarter last year. The operating results for the quarter were positively affected by a 7% increase in production of crude oil and NGL’s and a 27% increase in net realized prices. These factors were partially offset by a 10% increase in overall expenses. On a per boe basis, the pre-tax net income was $0.67 per boe compared to a pre-tax loss of $6.99 reported in the same quarter last year.

For the first six months of this year, the results reflected a pre-tax loss of $0.6 million compared to a pre-tax loss of $0.9 million recorded in the first six months of the prior year. A 16% decline in production of crude oil and NGL’s was essentially offset by a 15 % increase in net realized prices. The positive variance from last year resulted mainly from a 9% decline in overall expenses. On a per boe basis, the pre-tax loss was $6.80 per boe compared to a pre-tax loss of $7.78 reported in the same quarter last year.

For the three months ended June 30, 2008, in Argentina, crude oil and NGL’s production, after 12% royalties, increased by 7% to 557 barrel per day compared to 523 barrels per day in the same quarter last year. However, for the six months ended June 30, 2008, the daily production levels declined by 16% to 517 barrels per day compared to 618 barrel per day produced in the same period in 2007. The production levels in the first quarter of 2008 were negatively affected by poor road conditions which delayed deliveries to Refineria del Norte S.A. returning to normal levels in the second quarter of 2008. Natural gas production in 2008 is used for operating power generation with any excess production sold in the market.

The average price received for crude oil in Argentina is controlled and currently the price we receive is $38 per barrel. Currently all oil and gas producers in Argentina are operating without sales contracts.   A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. We were receiving $33 per barrel, which is a price offered by Refiner S.A., the purchaser of our crude oil, based on their netback, for production from November 18, 2007, the effective date of the decree to March 31, 2008.  In April 2008, we completed negotiations with Refiner S.A to increase the price received for all deliveries from November 18, 2007 to March 31, 2008 to $38 per barrel. The additional $5 per barrel was recorded as revenue in the second quarter of 2008. Along with most other oil producers in Argentina, we are continuing deliveries to the refinery and are negotiating a price for deliveries commencing April 1, 2008.  The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced by the lower sales price. We are working with other oil and gas producers in the area, as well as Refiner S.A. and provincial governments, to lobby the federal government for change.

The average realized price for crude oil and NGL’s in Argentina was $44.35 per barrel in the second quarter of 2008 and $38.62 per barrel for the six months ended June 30, 2008 reflecting the additional $5 per barrel as discussed above. These 2008 realized prices compare to $34.88 and $33.51 for the three and six months ended June 30, 2007, respectively. The average realized prices are after deducting royalties at an average rate of 12% of production revenue, and after deducting turnover taxes. The slower growth in the average prices in Argentina versus the price growth for WTI was caused mainly by the application of a new Argentine withholding tax on oil exports implemented in the fourth quarter of 2007, as discussed above.

In Argentina, revenues for the three months ended June 30, 2008, after deducting royalties at an average rate of 12% of production revenue, and after deducting turnover taxes, increased 37% to $2.2 million for crude oil and natural gas as compared to $1.6 million for the same quarter of 2007, reflecting the impact of higher production and average prices offset partially by higher export taxes, as explained above. For the six months ended June 30, 2008, revenue levels declined by 4% compared to the first six months of prior year, due to a 17% decline in production partially offset by a 15% increase in average prices. The increase in average prices was hampered by the introduction of withholding taxes as explained above.

Operating expenses for the second quarter of 2008, increased to $1.4 million ($28.28 per boe) compared to $1.0 million ($21.07 per boe) incurred in the same quarter last year. The increase was mainly attributable to the commencement of first quarter 2008 rain delayed workovers and other second quarter 2008 scheduled workovers in the second quarter of 2008. However, for the current six month period, operating expenses declined to $2.3 million from $2.8 million incurred in the same period a year ago mainly due to workover expenses undertaken in 2007. The decrease in workover expenses in 2008 was caused by adverse weather conditions in the first quarter of 2008. For the comparative six month periods, operating expenses on a per boe basis stayed consistent at approximately $25 per boe.

DD&A for the three months ended June 30, 2008 was $0.6 million, slightly below the amount recorded in the second quarter of 2007. On a per boe basis, the decline was greater at $10.97 per boe versus $13.23 per boe. The impact of higher production levels and lower proved reserves was more than offset by a decreasing proved depletable cost base. This decreasing proved depletable cost base is a result of reduced development expenditures in Argentina. For the first six months of 2008, the DD&A was essentially unchanged from last year at $1.1 million.

The G&A for the three months ended June 30, 2008 remained unchanged from the same quarter last year at $0.4 million but due to higher production levels, on a per boe basis, it declined to $7.61 per boe from $8.11 incurred in the same period in 2007. On a six month basis, the G&A increased by 35% to $1.0 million from $0.7 million in the same period of 2007 as a result of increased stock-based compensation expense for Argentine staff and increased consulting expenses associated with the operations. On a per boe basis, for the six month comparative periods, the G&A rate increased by 62% to $10.16 due to higher expense levels as well as the impact of lower production in the first quarter of 2008.

Capital Program - Argentina

Our capital expenditures in the second quarter of 2008 in Argentina were $2.1 million bringing the total expenditures in the region for the first six months of 2008 to $2.5 million. This represents a significant increase from the capital program of $0.6 million spent in the first six months of 2007. The expenditures incurred in Argentina during the current six month period comprised of $1.6 million of drilling expense for the exploration well, Proa -1, in the Surubi block. Other capital expenditures for the six months ended June 30, 2008, were facilities upgrade costs of $0.3 in Palmar Largo area, exploration land lease costs and capitalized G&A including non-cash stock-based compensation expense.

In Argentina, capital expenditures for the six months ended June 30, 2007, were $0.6 million. We incurred costs of $0.6 million to complete the Puesto Climaco-2 sidetrack well in the Vinalar Block which was drilled in December 2006.

Outlook for Argentina

In 2008, we intend to undertake additional oil exploration efforts to further define the potential of our acreage in Argentina. This includes the completion and testing of the drilling of the Proa -1 exploration well and complete several well workovers on existing producing and shut-in fields.

Segmented Results – Corporate

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Results of Operations	2008	2007	Change	2008	2007	Change
(Thousands of U.S. Dollars)
Interest	$18	$64	(72)	$21	$163	(87)

Operating Expenses	30	-		45	-
Depletion, Depreciation and Accretion	31	27	15	61	52	17
General and Administrative Expenses	2,758	1,970	40	5,300	3,179	67
Liquidated Damages	-	3,235	(100)	-	7,367	(100)
Loss from Derivative Financial Instruments	6,278	20	31,290	7,462	677	1,002
Foreign Exchange Loss (Gain)	34	(99)	(134)	(37)	(48)	(23)
	9,131	5,153	77	12,831	11,227	14

Loss before Income Taxes	$(9,113)	$(5,089)	79	$(12,810)	$(11,064)	16

Results of Operations - Corporate

The Corporate Segment also includes the results of our start up operations in Peru.

The corporate G&A for the three months ended June 30, 2008, were $2.8 million reflecting a 40% increase from the same quarter a year ago. For the current six month period the increase was 67% to $5.3 million from the same six month period last year. The increase in G&A was due to corporate stewardship costs including Sarbanes-Oxley compliance, securities exchange listing fees in both Canada and the United States, securities registration related costs and increased stock-based compensation due to increased option grants.

Liquidated damages expensed in 2007 were $3.2 million in the second quarter and $7.4 million in the first six months of 2007 and related to liquidated damages payable to our stockholders as a result of the registration statement for 50 million units sold in the second quarter of 2006 not becoming effective within the period specified in the share registration rights agreements for those securities. This registration statement became effective on May 14, 2007 and no additional liquidated damages were incurred after that time.

In accordance with the terms of the credit facility with Standard Bank Plc, we entered into a costless collar hedging contract for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. For the three months ended June 30, 2008, we recorded a loss of $6.3 million on the valuation of these derivative financial instruments. For the comparative period last year the loss was not significant. The valuation loss for the first six months of 2008 was $7.5 million compared to $0.7 million reported in the same period last year.

Capital Program - Corporate

The capital expenditures for the Corporate Segment during the three months ended June 30, 2008 were $1.5 million bringing the total expenditures in 2008 year-to-date to $2.1 million. The 2008 capital expenditures for the Corporate Segment included continuation of an aero magnetic and gravity survey over our two exploration blocks in Peru. This program commenced in the fourth quarter of 2007 and was completed in the second quarter of 2008. Expenditures in the second quarter of 2008 were $1.4 million and $1.9 million for the six months ended June 30, 2008.

Outlook for Corporate

In Peru, we are currently applying to the Peruvian Government to have Environmental Impact Assessments (“EIAs”) to be carried out on each of the two exploration blocks. Upon successful completion of the EIA assessments, we intend to apply for permits to carry out seismic on each of the blocks.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2008 increased to $12.4 million compared to cash used in operating activities of $3.7 million for the same period in 2007. The increase was mainly due to the significant increase in oil sales offset by increased operating and G&A expenses as well as higher operating working capital requirements.

Net cash used in investing activities for the six months ended June 30, 2008 amounted to $11.8 million compared to $10.6 million in the same period in 2007. A higher level of capital expenditures was partially offset by the increase in non-cash working capital related to the capital program. The capital expenditures of $17.8 million in the first six months of 2008 comprised $13.2 million in Colombia, $2.5 million in Argentina, $2.1 for corporate activities, non-cash stock-based compensation expense of $0.3 million and are offset by a change in non-cash working capital related to investing activities of $5.8 million. The comparative amounts for the same period last year were $8.2 million in Colombia, $0.6 million in Argentina and $0.5 million for corporate activities for a total expenditure of $9.4 million adjusted to include the change in non-cash working capital related to investing activities of $1.6 million.

Net cash provided by financing activities for the six months ended June 30, 2008 was $16.5 million ($nil for the six months ended June 30, 2007) as a result of the issuance of common shares upon exercise of warrants and stock options.

Overall during the six months ended June 30, 2008, we increased our cash balances by $17.1 million as compared to a decrease in the six months ended June 30, 2007 of $14.3 million. As of June 30, 2008, our cash balance was $35.3 million and our current assets (including cash and cash equivalents) less current liabilities was $31.7 million, compared to cash of $18.2 million and current assets less current liabilities of $8.1 million at December 31, 2007. During the six months ended June 30, 2007 we reduced our cash balances by $14.3 million.   We had cash outflows of $3.7 million from operating activities and $10.6 million outflows from investing activities including oil and gas property expenditures of $8.2 million relating primarily to our drilling and other oilfield activities primarily in Colombia.

In addition to our cash balances and our positive working capital position, effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of our petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of our Mid-Year 2007 Independent Reserve Audit, we have received preliminary approval to increase our borrowing base to $20 million; however, we have not pursued this further as the additional credit is not required at this time. The facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by our Colombian assets. Under the terms of the facility, we are required to maintain compliance with specified financial and operating covenants. We were required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As of December 31, 2007 and June 30, 2008, no amounts have been drawn-down under the facility.

Based on projected production, prices, costs and our current liquidity position, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations, cash on hand, and our credit facility, barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, or issuance of equity.

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

Contractual Obligations

Our future lease payments and other contractual obligations at June 30, 2008 were not substantially different than at December 31, 2007.

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

Our critical accounting estimates are disclosed in Item 7 of our 2007 Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on May 12, 2008, and have not changed materially since the filing of that document.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to oil prices. We have not hedged these risks in the past, except as required by our credit facility, as described below. Essentially 100% of our revenues are from oil sales at prices which are defined by contract relative to WTI and adjusted for transportation and quality, for each month. In Argentina, a further discount factor which is related to a tax on oil exports establishes a common pricing mechanism for all oil produced in the country, regardless of its destination.

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, we entered into a costless collar hedging contract for crude oil based on the WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period ending February 2010, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. At June 30, 2008, the value of this costless collar was a loss of $8.4 million. A hypothetical 10% increase in WTI price on June 30,2008 would cause the loss to increase by approximately $1.9 million for the quarter, and a hypothetical 10% decrease in WTI price on June 30, 2008 would cause the loss to decrease by approximately $1.8 million for the quarter. This compares to at December 31, 2007, when the value of this costless collar was a loss of $2.6 million, and a hypothetical 10% increase in WTI price on December 31, 2007 would cause the loss to increase by approximately $1.5 million, and a hypothetical 10% decrease in WTI price on December 31, 2007 would cause the loss to decrease by approximately $1.3 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l5d-15 of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra Energy's disclosure controls and procedures were not effective as of June 30, 2008 to ensure that the information required to be disclosed by Gran Tierra Energy in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer arrived at this assessment based on the determination that we had a material weakness in our internal control over financial reporting, as discussed below, which management has not been able to fully test to determine that it has been remediated.

Remediation of Material Weakness

We are taking steps to remediate the material weakness disclosed in Gran Tierra Energy's Form 10-K/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 12, 2008. The material weakness relates to a misclassification of cash flows from operating activities, with a corresponding offset to cash flows from investing activities, in the statement of cash flows. The control over the entry of data into a spreadsheet used in the preparation of the statement of cash flows and the monitoring thereof was not sufficiently precise to prevent the misclassification from occurring. Because this material weakness was not remediated prior to June 30, 2008, our management, including our principal executive and principal financial officers, concluded that this material weakness continued to exist at the end of the period covered by this report. The misclassifications had no effect on our previously reported net change in cash and cash equivalents and no impact on our previously reported consolidated balance sheets or consolidated statements of operations and accumulated deficit for the periods affected by the misclassification. Management intends to review and verify the data entered into a spreadsheet used to calculate the changes in accounts payable and accrued liability balances, used to determine cash flows from operating and investing activities. Management's intent is to test this control during the third and fourth quarters of 2008.

Changes in Internal Control over Financial Reporting

In the second quarter of 2008, the Company made changes to the design and operating effectiveness of the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) related to the remediation of the material weakness disclosed in Gran Tierra Energy’s Form 10-K/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 12, 2008.

These changes have materially affected or are likely to materially affect our internal control over financial reporting. Management has implemented internal control design and operating effectiveness changes by: creating new worksheets requiring detailed reconciliations of all statement of cash flow line items and business segment changes in accounts payable and accrued liability balances used to determine cash flows from operating and investing activities; implementing review procedures to ensure proper segregation of duties through identification of roles and responsibilities; and, adding an additional qualified staff accountant to enhance segregation of duties in the preparation, review and approval of the Statement of Cash Flows.

ITEM 4T – CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ecopetrol and Gran Tierra Colombia, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. There is a material difference in the interpretation of the procedure established in the Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back-in to the Guayuyaco discovery. Gran Tierra Colombia’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. There has been no agreement between the parties, and Ecopetrol has filed a lawsuit in the Contravention Administrative Court in the District of Cauca regarding this matter. Gran Tierra Energy filed a response on April 29, 2008 in which we refuted all of Ecopetrol’s claims and requested a change of venue to the courts in Bogota. The administrative justices of Bogota have been commissiones to administer the gathering of evidence by the Administrative Tribune of Cauca.  At this time no amount has been accrued in the financial statements as we do not consider it probable that a loss will be incurred. Ecopetrol is claiming damages of approximately $5.8 million, which possible loss is shared 50% with our partner Solana Petroleum Exploration (Colombia) S.A., with the remaining 50% the responsibility of Gran Tierra Colombia.

This matter was reported in our Annual Report on Form 10-K/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 12, 2008.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on May 12, 2008, are set forth below, and the risks that we have updated are designated by an asterisk (*).

Risks Related to Our Business

* We are a Company With Limited Operating History for You to Evaluate Our Business.

As an oil and gas exploration and development company, which commenced operations in 2005, we have a limited operating history, and therefore it is difficult for potential investors to evaluate our business. Our operations are subject to all of the risks frequently encountered in the development of any new business, including control of expenses and other difficulties, complications and delays, as well as those risks that are specific to the oil and gas industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets and operations in new countries. We may never overcome these obstacles. Our accumulated deficit as of June 30, 2008 is $3.3 million.

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

*We have entered into a definitive agreement with Solana Resources Limited providing for the business combination of our company with Solana, which exposes us to financial and other risks.

On July 28, 2008, we entered into a definitive agreement providing for the business combination of our company with Solana Resources Limited.  Under the terms of the Agreement, at the closing of the transaction each Solana shareholder will receive shares of our common stock, or shares exchangeable for shares of our common stock, which would result in, on a diluted basis, Solana securityholders owning approximately 49% of the combined company and Gran Tierra Energy securityholders owning approximately 51% of the combined company. The proposed transaction is subject to regulatory, stock exchange, court and shareholder approvals.  If the transaction does not close because of a failure on our part to perform, we may be required to pay Solana a termination fee of $21 million in certain circumstances and an expense reimbursement fee of $1.5 million in certain other circumstances. In addition, if the transaction does not close then we will have incurred significant expenses in negotiating and attempting to close the transaction, which we may not be able to recoup.

If the proposed transaction does close we are subject to a number of risks, including:

•	we may find that we have difficulty integrating the operations or personnel of our company and Solana, or retaining the key personnel of the acquired company;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues;

•	we may find that we are not able to realize the benefits from the combination of the two companies due to unanticipated reasons;

•	we may find that we are subject to liabilities of Solana of which we were not aware, despite our due diligence efforts; and

•	our market price may decline if a substantial number of shares are sold following the transaction by Solana stockholders.

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

We are subject to the requirements of the Securities Exchange Act of 1934, or the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased, and we expect will continue to increase, our legal and financial compliance costs, make some activities more difficult, time consuming or costly and may also place undue strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our agreements with Refiner S.A. expired on January 1, 2008, and renegotiation, though currently underway, has been delayed due to the introduction of a new withholding tax regime for crude oil and refined oil products exported and sold domestically in Argentina.  Currently all oil and gas producers in Argentina are operating without sales contracts.   The new withholding tax regime was introduced without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Also, the price for refiners’ gasoline production has been capped below the price that would be received for crude oil. Therefore, the refineries’ price offered to oil producers reflects their price received, less taxes and operating costs and their usual mark up.  In our case we are receiving $38 per barrel for production since November 18, 2007, the effective date of the decree.  Along with most other oil producers in Argentina, we are continuing deliveries to the refinery and will continue to receive $38 per barrel until the situation around the decree is rectified by the government.  The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced by the lower sales price. We are working with other oil and gas producers in the area, as well as Refiner S.A., and provincial governments, to lobby the federal government for change .There has been a delay in rectifying the situation in Argentina because of a change in government in December 2007, and the months of January and February are generally slow working months due to summer vacations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On 40 separate dates beginning on April 1, 2008 and ending on June 30, 2008, we sold an aggregate of 10,784,516 shares of our common stock for an aggregate purchase price of $11,157,361. These shares were issued to 136 holders of warrants to purchase shares of our common stock upon exercise of the warrants. The shares were issued to these holders in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchasers of the warrants, who had represented to us in the private placement of the warrants that they were accredited investors as defined in Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

At the Annual Meeting of Stockholders of Gran Tierra Energy Inc. held on June 16, 2008, the following proposals were adopted:

Proposal I - To elect the following directors to serve for the ensuing year and until their successors are elected:

	Voted For	Withheld	Broker Non-Votes
Dana Coffield	56,931,427	204,740	—
Jeffrey Scott	56,870,189	265,978	—
Walter Dawson	56,898,290	237,877	—
Verne Johnson	56,829,539	306,628	—
Nicholas G. Kirton	56,930,614	205,553	—

Proposal II - To ratify amendments to our Bylaws, as required by the Toronto Stock Exchange, which amendments enable us to comply with the listing requirements of the Toronto Stock Exchange.

Voted For	Voted Against	Abstain	Broker Non-Votes
57,033,157	96,224	6,785	-

Proposal III - To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the independent registered public accounting firm of Gran Tierra Energy Inc. for the fiscal year ending December 31, 2008:

Voted For	Voted Against	Abstain	Broker Non-Votes
56,948,883	180,498	6,785	-

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

GRAN TIERRA ENERGY INC.

Date: August 11, 2008	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: August 11, 2008	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description	Reference
2.1	Arrangement Agreement, dated July 28, 2008, among Gran Tierra Energy Inc., Solana Resources Limited, and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2008 (File No.000-52594).

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate of Amendment to Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008 (File No.000-52594).

10.10	Form of Indemnity Agreement.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2008 (File No.000-52594).

10.55	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Filed herewith.

10.56	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Filed herewith.

10.57	Employment Agreement, dated June 17, 2008, between Gran Tierra Energy Inc. and Dana Coffield.	Filed herewith.

10.58	Employment Agreement, dated June 17, 2008, between Gran Tierra Energy Inc. and Martin Eden.	Filed herewith.

10.59	Employment Agreement, dated June 17, 2008, between Gran Tierra Energy Inc. and Edgar Dyes.	Filed herewith.

10.60	Employment Agreement, dated June 17, 2008, between Gran Tierra Energy Inc. and Max Wei.	Filed herewith.

10.61	Employment Agreement, dated June 17, 2008, between Gran Tierra Energy Inc. and Rafael Orunesu.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32	Section 1350 Certifications.	Filed herewith.