Form 10-Q
period 2008-09-30
GRAN TIERRA ENERGY, INC.
filed 2008-11-06
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

On October 31, 2008, the total number of outstanding shares of the registrant’s common stock and outstanding exchangeable shares of Gran Tierra Goldstrike Inc., which are exchangeable into the registrant’s common stock, was 115,787,191. Of this total, there were 104,803,065 shares of the registrant’s common stock outstanding and 10,984,126 shares of common stock issuable upon the exchange of exchangeable shares. In addition, the registrant had outstanding one share of special voting stock, through which the holders of exchangeable shares may exercise their voting rights with respect to Gran Tierra Energy Inc. The special voting stock generally votes together with the common stock on all matters on which the holders of the registrant’s common stock are entitled to vote. The trustee holder of the share of special voting stock has the right to cast a number of votes equal to the number of then outstanding exchangeable shares.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE AND OTHER INCOME
Oil and natural gas sales	$40,082	$7,993	$93,873	$15,928
Interest	257	45	429	377
	40,339	8,038	94,302	16,305
EXPENSES
Operating	4,513	2,613	10,766	6,719
Depletion, depreciation and accretion	6,757	1,849	15,221	6,550
General and administrative	4,036	2,965	12,810	7,584
Liquidated damages (Note 5)	-	-	-	7,367
Derivative financial instruments (Note 10)	(4,475)	117	2,987	793
Foreign exchange gain	(1,351)	(85)	(1,734)	(91)
	9,480	7,459	40,050	28,922

INCOME (LOSS) BEFORE INCOME TAXES	30,859	579	54,252	(12,617)

INCOME TAX EXPENSES (RECOVERIES) (Note 7)	7,872	(512)	18,063	(1,986)

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	22,987	1,091	36,189	(10,631)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD	(3,309)	(19,766)	(16,511)	(8,044)

RETAINED EARNINGS (ACCUMULATED DEFICIT), END OF PERIOD	$19,678	$(18,675)	$19,678	$(18,675)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.20	$0.01	$0.34	$(0.11)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.18	$0.01	$0.30	$(0.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	114,324,583	94,683,878	105,509,871	95,112,226
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED (Note 5)	128,303,724	107,597,185	119,733,940	95,112,226
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars)

	September 30, 2008	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$57,760	$18,189
Accounts receivable	37,279	10,695
Inventory	570	787
Taxes receivable	2,543	1,177
Prepaids	490	442
Deferred tax asset (Note 7)	934	220
Total Current Assets	99,576	31,510
Oil and Gas Properties (using the full cost method of accounting)
Proved	65,707	44,292
Unproved	13,964	18,910
Total Oil and Gas Properties	79,671	63,202
Other Assets	1,684	716
Total Property, Plant and Equipment (Note 4)	81,355	63,918
Long Term Assets
Deferred tax asset (Note 7)	6,387	1,839
Taxes receivable	541	525
Goodwill	15,005	15,005
Total Long Term Assets	21,933	17,369
Total Assets	$202,864	$112,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 8)	$17,576	$11,327
Accrued liabilities (Note 8)	12,172	6,139
Derivative financial instruments (Note 10)	2,018	1,594
Current taxes payable	23,355	3,284
Deferred tax liability (Note 7)	967	1,108
Total Current Liabilities	56,088	23,452
Long term liabilities	118	132
Deferred tax liability (Note 7)	7,128	9,235
Deferred remittance tax (Note 7)	1,113	1,332
Derivative financial instruments (Note 10)	873	1,055
Asset retirement obligation (Note 6)	1,136	799
Total Long Term Liabilities	10,368	12,553
Shareholders’ Equity
Common shares (Note 5)	225	95
(104,611,399 and 80,389,676 common shares and 10,984,126 and 14,787,303 exchangeable shares, par value $0.001 per share, issued and outstanding as at September 30, 2008 and December 31, 2007, respectively)

Additional paid-in capital	108,510	72,458
Warrants	7,995	20,750
Retained earnings (accumulated deficit)	19,678	(16,511)
Total Shareholders’ Equity	136,408	76,792
Total Liabilities and Shareholders’ Equity	$202,864	$112,797
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2008	2007

		(restated – see Note 2)
OPERATING ACTIVITIES
Net income (loss)	$36,189	$(10,631)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	15,221	6,550
Deferred taxes	(7,729)	(488)
Stock based compensation	1,265	637
Liquidated damages	-	7,367
Unrealized loss on derivative financial instruments	242	793
Net changes in non-cash working capital:
Accounts receivable	(26,584)	(6,472)
Inventory	217	207
Prepaids and other current assets	(48)	472
Liquidated damages	-	(1,528)
Accounts payable and accrued liabilities	6,967	352
Taxes receivable and payable	18,705	(2,840)
Net cash provided by (used in) operating activities	44,445	(5,581)

INVESTING ACTIVITIES
Restricted cash	-	1,010
Oil and gas property expenditures	(26,587)	(12,388)
Long term assets and liabilities	(30)	479
Net cash used in investing activities	(26,617)	(10,899)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	21,743	427
Net cash provided by financing activities	21,743	427

Net increase (decrease) in cash and cash equivalents	39,571	(16,053)
Cash and cash equivalents, beginning of period	18,189	24,101
Cash and cash equivalents, end of period	$57,760	$8,048

Supplemental Cash Flow Disclosure
Cash paid for taxes	$9,701	$-
Non-cash investing activities:
Non-cash working capital related to capital additions	$13,574	$5,711
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007

SHARE CAPITAL
Balance beginning of period	$95	$95
Issue of common shares	130	1
Cancelled common shares	-	(1)
Balance end of period	225	95

ADDITIONAL PAID-IN-CAPITAL
Balance beginning of period	72,458	71,311
Cancelled common shares	-	(1,086)
Issue of common shares	21,541	719
Exercise of warrants	12,755	513
Exercise of stock options	72	-
Stock based compensation expense	1,684	1,001
Balance end of period	108,510	72,458

WARRANTS
Balance beginning of period	20,750	12,832
Cancelled warrants	-	(233)
Issue of warrants	-	8,625
Exercise of warrants	(12,755)	(474)
Balance end of period	7,995	20,750

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance beginning of period	(16,511)	(8,044)
Net income (loss)	36,189	(8,467)
Balance end of period	19,678	(16,511)

TOTAL SHAREHOLDERS' EQUITY	$136,408	$76,792
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. Description of Business

Gran Tierra Energy Inc., a Nevada corporation (the “Company” or “Gran Tierra Energy”) is a publicly traded oil and gas company engaged in acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas. The Company’s principal business activities are in Colombia, Argentina and Peru.

2. Significant Accounting Policies

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at September 30, 2008 and December 31, 2007, the results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and its cash flows for the nine month periods ended September 30, 2008 and 2007.

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

Inventory

Crude oil inventories at September 30, 2008 and December 31, 2007 are $0.5 million and $0.4 million, respectively. Supplies at September 30, 2008 and December 31, 2007 are $0.1 million and $0.4 million, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under US GAAP and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 10 for information and related disclosures. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, and SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”. SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited and the provisions are applied prospectively. The adoption of these statements is not expected to have a material effect on the Company’s consolidated financial statements but these changes may affect potential future business combinations.

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

Restatement of Prior Year Financial Statements

Subsequent to the release of financial statements for the year ended December 31, 2007 the Company determined that $4.3 million of changes in accounts payable and accrued liabilities, initially attributed to net cash provided by (used in) operating activities should have been attributed to oil and gas property expenditures and net cash used in investing activities (see Note 8). Accordingly, line items in the statements of cash flows for the nine month period ended September 30, 2007 have been restated.

Net changes in non-cash working capital related to accounts payable and accrued liabilities attributable to operating activities for the nine month period ended September 30, 2007 have been restated to an increase of $0.4 million from an increase of $4.6 million, and net cash provided by (used in) operating activities has been restated to a use of $5.6 million from $1.3 million. For the nine months ended September 30, 2007, the change in non-cash working capital related to capital additions has been restated to a decrease of $2.3 million from a decrease of $6.6 million, cash used for oil and gas property expenditures (including the change in non-cash working capital related to capital additions) has been restated to $12.4 million from $16.7 million and net cash used in investing activities has been restated to $10.9 million from $15.2 million.

The preceding restatement has no effect on the net increase or decrease in cash or cash equivalents for any period.

3. Segment and Geographic Reporting

The Company’s reportable operating segments are Colombia and Argentina. The Company is primarily engaged in the exploration and production of oil and natural gas in Colombia and Argentina. The Company also has certain mineral interests in Peru which are not considered significant for segment reporting purposes. Accordingly, Peru is included as part of the Corporate segment. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and natural gas operations before income taxes.

 The following tables present information on the Company’s reportable geographic segments:

	Three Months Ended September 30, 2008
(Thousands of U.S. dollars)	Corporate	Colombia	Argentina	Total
Oil and natural gas sales	$-	$37,733	$2,349	$40,082
Interest income	111	138	8	257
Depreciation, depletion & accretion	35	6,129	593	6,757
Segment income (loss) before income tax	1,829	29,972	(942)	30,859
Segment capital expenditures	$3,052	$5,109	$6,389	$14,550

	Three Months Ended September 30, 2007
	Corporate	Colombia	Argentina	Total
Oil and natural gas sales	$-	$5,880	$2,113	$7,993
Interest income	23	40	(18)	45
Depreciation, depletion & accretion	36	1,286	527	1,849
Segment income (loss) before income tax	(2,290)	3,451	(582)	579
Segment capital expenditures	$19	$695	$28	$742

	Nine Months Ended September 30, 2008
	Corporate	Colombia	Argentina	Total
Oil and natural gas sales	$-	$87,891	$5,982	$93,873
Interest income	132	279	18	429
Depreciation, depletion & accretion	96	13,409	1,716	15,221
Segment income (loss) before income tax	(10,981)	66,814	(1,581)	54,252
Segment capital expenditures	$5,144	$18,259	$8,918	$32,321

	Nine Months Ended September 30, 2007
	Corporate	Colombia	Argentina	Total
Oil and natural gas sales	$-	$10,033	$5,895	$15,928
Interest income	186	177	14	377
Depreciation, depletion & accretion	88	4,830	1,632	6,550
Segment income (loss) before income tax	(13,354)	2,195	(1,458)	(12,617)
Segment capital expenditures	$152	$8,904	$1,017	$10,073

	As at September 30, 2008
	Corporate	Colombia	Argentina	Total
Property, plant & equipment	$6,080	$48,740	$26,535	$81,355
Goodwill	-	15,005	-	15,005
Other assets	53,761	42,008	10,735	106,504
Total	$59,841	$105,753	$37,270	$202,864

	As at December 31, 2007
	Corporate	Colombia	Argentina	Total
Property, plant & equipment	$1,031	$43,639	$19,248	$63,918
Goodwill	-	15,005	-	15,005
Other assets	11,303	15,949	6,622	33,874
Total	$12,334	$74,593	$25,870	$112,797

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. In 2008, the Company has one significant customer for its Colombian crude oil, Ecopetrol S.A., a Colombian government agency. In Argentina, the Company has one significant customer, Refineria del Norte S.A.

4. Property, Plant and Equipment

	As at September 30, 2008			As at December 31, 2007
(Thousands of U.S. dollars)	Cost	Accumulated DD&A	Net Book Value	Cost	Accumulated DD&A	Net Book Value
Oil and natural gas properties
Proved	$94,145	$(28,438)	$65,707	$57,832	$(13,540)	$44,292
Unproved	13,964	-	13,964	18,910	-	18,910
	108,109	(28,438)	79,671	76,742	(13,540)	63,202
Furniture, fixtures and leasehold improvements	1,509	(688)	821	815	(560)	255
Computer equipment	1,209	(440)	769	719	(299)	420
Automobiles	150	(56)	94	72	(31)	41
Total Property, Plant and Equipment	$110,977	$(29,622)	$81,355	$78,348	$(14,430)	$63,918

For the nine months ended September 30, 2008, the Company has capitalized in the Colombian full cost center $0.8 million (December 31, 2007 - $1.7 million) of general and administrative expenses including $0.3 million (December 31, 2007 - $0.1 million) of stock-based compensation expense. The Company has capitalized for the nine months ended September 30, 2008 $0.5 million (December 31, 2007 - $0.2 million) of general and administrative expenses in the Argentina full cost center which includes $0.1 million (December 31, 2007 - $0.1 million) of stock-based compensation.

The unproven oil and natural gas properties at September 30, 2008 consist of exploration lands held in Colombia, Argentina and Peru. The Company had $5.1 million (December 31, 2007 - $15.1 million) in unproved assets in Colombia, $3.3 million (December 31, 2007 - $3.1 million) of unproved assets in Argentina and $5.6 million (December 31, 2007 - $0.7 million) of unproved assets in Corporate which includes Peru. These properties are being held for their exploration potential and are not being depleted pending determination of the existence of proved reserves. Gran Tierra Energy will continue to assess and allocate the unproven properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

5. Share Capital

The Company’s authorized share capital consists of 325,000,001 shares of capital stock, of which 300 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share, and 1 share is designated as special voting stock, par value $0.001 per share. Outstanding share capital at September 30, 2008, consists of 104,611,399 common voting shares of the Company and 10,984,126 exchangeable shares of Goldstrike Exchange Co., a wholly-owned subsidiary of Gran Tierra Energy. Each exchangeable share is exchangeable only into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have the same rights as holders of common voting shares.

Warrants

As at September 30, 2008, the Company had two remaining issues of warrants outstanding: 7,059,016 warrants outstanding to purchase 3,529,508 common shares at an exercise price of $1.25 per share expiring between August 2010 and January 2011; and 20,178,008 warrants outstanding to purchase 10,089,004 common shares at an exercise price of $1.05 per share expiring June 2012. For the nine months ended September 30, 2008, 20,209,385 common shares were issued upon the exercise of 40,598,048 warrants (nine months ended September 30, 2007 – nil).

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

In June 2006, the Company sold an aggregate of 50 million units of its securities at a price of $1.50 per unit in a private offering for gross proceeds of $75 million, pursuant to three separate Securities Purchase Agreements, dated June 20, 2006, and one Securities Purchase Agreement, dated June 30, 2006 (collectively, the “2006 Offering”). Each unit comprised one share of Gran Tierra Energy’s common stock and one warrant to purchase one-half of a share of Gran Tierra Energy’s common stock at an exercise price of $1.75 exercisable for a period of five years, resulting in the issuance of 50 million shares of Gran Tierra Energy’s common stock. In connection with the issuance of these securities, Gran Tierra Energy entered into four separate Registration Rights Agreements with the investors pursuant to which Gran Tierra Energy agreed to register for resale the shares and warrants (and shares issuable pursuant to the warrants) issued to the investors in the offering by November 17, 2006. The second registration statement was declared effective by the SEC on May 14, 2007 at which time the Company had accrued $8.6 million in liquidated damages. On June 27, 2007, under the terms of the Registration Rights Agreements, the Company obtained a sufficient number of consents from the signatories to the agreements waiving Gran Tierra Energy’s obligation to pay in cash the accrued liquidated damages. The Company agreed to amend the terms of the warrants issued in the 2006 Offering by reducing the exercise price of the warrants to $1.05 and extending the life of the warrants by one year, in lieu of a cash payment for liquidated damages. The $8.6 million of liquidated damages had been recorded as an expense in the consolidated statement of operations in the amounts of $7.4 million during the nine months ended September 30, 2007, and $1.2 million in the fourth quarter of 2006 and had been reflected on the consolidated balance sheet as an increase to the warrant value included in shareholders’ equity and a settlement of the liability for liquidated damages.

Stock Options

As of September 30, 2008, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire up to 9,000,000 shares of the Company’s common stock.

The Company had granted options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or the grantee’s end of service to the Company, whichever occurs first. At the time of grant, the exercise price equals the market price. For the nine months ended September 30, 2008, 209,164 common shares were issued upon the exercise of 209,164 stock options (nine months ended September 30, 2007 – nil). The following options are outstanding as of September 30, 2008:

	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Outstanding, December 31, 2007	5,724,168	$1.52
Granted in 2008	300,000	4.92
Exercised in 2008	(209,164)	(0.86)
Forfeited in 2008	(215,003)	(1.73)
Outstanding, September 30, 2008	5,600,001	$1.71

The weighted average grant date fair value for options granted in 2008 was $2.85.

The table below summarizes stock options outstanding at September 30, 2008:

Range of exercise prices ($/option)	Number of Outstanding Options	Weighted Average Exercise Price $/Option	Weighted Average Expiry Years
0.80	1,117,502	$0.80	7.1
1.19 to 1.29	1,779,999	1.26	8.2
1.72	385,000	1.72	9.1
2.14	2,017,500	2.14	9.2
3.5 to 7.75	300,000	4.92	9.6
Total	5,600,001	$1.71	8.5

The aggregate intrinsic value of options outstanding at September 30, 2008 is $11.2 million based on the Company’s closing stock price of $3.71 for that date. At September 30, 2008, there was $2.0 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years.

For the nine months ended September 30, 2008, the stock-based compensation expense was $1.7 million (nine months ended September 30, 2007 - $0.6 million) of which $1.1 million (nine months ended September 30, 2007 - $0.6 million) had been recorded in general and administrative expense and $0.2 million had been recorded in operating expense in the consolidated statement of operations (nine months ended September 30, 2007 – nil). For the nine months ended September 30, 2008, $0.4 million was capitalized as part of exploration and development costs (nine months ended September 30, 2007 – nil).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield ($ per share)	$-	$-	$-	$-
Volatility (%)	89	-	75 to 92	101 to 104
Risk-free interest rate (%)	2.1	-	2.1	4.6 to 4.8
Expected term (years)	3	-	3	3
Forfeiture percentage (% per year)	10	-	10	10

Weighted average shares outstanding

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008
Weighted-average number of common shares outstanding	114,324,583	105,509,871
Shares issuable pursuant to warrants	10,710,501	10,776,592
Shares issuable pursuant to stock options	3,640,571	3,682,831
Shares to be purchased from proceeds of stock options and warrants	(371,931)	(235,354)
Weighted-average number of diluted common shares outstanding	128,303,724	119,733,940

Income (loss) per share

For the three and nine month periods ended September 30, 2008, options to purchase 100,000 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive. For the three month period ended September 30, 2007, 189,830 warrants to purchase 94,915 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive. For the nine month period ended September 30, 2007, options to purchase 3,435,000 common shares and 68,581,642 warrants to purchase 34,290,821 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.

6. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and gas properties are as follows:

	Nine Months Ended	Year Ended
(Thousands of U.S. Dollars)	September 30, 2008	December 31, 2007
Balance, beginning of period	$799	$595
Liability incurred	329	154
Foreign exchange	(21)	19
Accretion	29	31
Balance, end of period	$1,136	$799

7. Income Taxes

The Company had accumulated losses of approximately $18.4 million as at September 30, 2008 that can be carried forward and applied against future taxable income. A valuation allowance of $4.4 million had been taken for the potential income tax benefit associated with the losses incurred by the Company, due to uncertainty of utilization of the tax losses.

The income tax (expenses) recoveries reported differs from the amount computed by applying the statutory rate to income (loss) before income taxes for the following reasons:

	Nine Months Ended September 30,
(Thousands of U.S. dollars)	2008	2007
Income (loss) before income taxes	$54,252	$(12,616)
	29.5%	32%
Income tax (expense) benefit expected	(16,004)	4,052
Impact of tax losses not recognized	1,022	(1,862)
Impact of foreign taxes	(1,629)	-
Enhanced tax depreciation incentive	1,852	-
Stock-based compensation	(249)	(204)
U.S. Partnership income pick-up	(19,710)	-
Utilization of foreign tax credits	17,800	-
Recognition of foreign tax credits	2,222	-
Previously unrecognized tax assets	(3,420)	-
Non-deductible items	(122)	-
Other	175	-
Total income tax (expense) recovery	$(18,063)	$1,986

Deferred tax assets and liabilities consist of the following:

(Thousands of U.S. dollars)	September 30, 2008	December 31, 2007
Deferred Tax Assets
Tax benefit of loss carryforwards	$4,429	$4,935
Book value in excess of tax basis	8	75
Foreign tax credits and other accruals	5,182	733
Capital losses	2,109	1,063
Deferred tax assets before valuation allowance	11,728	6,806
Valuation allowance	(4,407)	(4,747)
	$7,321	$2,059
Deferred Tax Assets
Current	$934	$220
Long-term	6,387	1,839
	$7,321	$2,059

Deferred Tax Liabilities
Book value in excess of tax basis
Current	$(967)	$(1,108)
Long-term	(7,128)	(9,235)
	$(8,095)	$(10,343)

Net deferred tax liabilities	$(774)	$(8,284)

The Company calculated a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this law; therefore, no further remittance tax liabilities will be accrued. The historical balance which was included on the Company’s financial statements as of September 30, 2008 is $1.1 million (December 31, 2007 - $1.3 million).

The Company had accrued no amounts as of September 30, 2008 and December 31, 2007, for the potential payment of interest and penalties. For the three and nine month periods ended September 30, 2008 and September 30, 2007, the Company had not recognized any amounts in respect of potential interest and penalties associated with uncertain tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other Canadian and foreign jurisdictions. The Company is subject to income tax examinations for the calendar tax years ended 2005 through 2007 in all jurisdictions and also for the calendar tax year ending 2004 for the U.S. federal jurisdiction

As at September 30, 2008, the Company had deferred tax assets relating to net operating loss carry forwards of $12.4 million (December 31, 2007 - $15.8 million) and had capital losses of $6.0 million (December 31, 2007 - $3.0 million) before valuation allowances. Of these losses, $12.4 million (December 31, 2007 - $9.4 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses, $6.0 million (December 31, 2007 - $4.0 million) will begin to expire by 2011 and $12.4 million of net operating losses (December 31, 2007 - $11.9 million) will begin to expire thereafter.

8. Accounts Payable and Accrued Liabilities

The balances in accrued liabilities and accounts payable are comprised of the following:

	As at September 30, 2008
(Thousands of U.S. dollars)	Corporate	Colombia	Argentina	Total
Capital	$397	$9,667	$5,152	$15,216
Payroll	692	989	197	1,878
Audit, legal and consultants	3,117	-	104	3,221
General and administrative	447	158	8	613
Operating	-	7,598	1,222	8,820
Total	$4,653	$18,412	$6,683	$29,748

	As at December 31, 2007
	(restated - see Note 2)
(Thousands of U.S. dollars)	Corporate	Colombia	Argentina	Total
Capital	$51	$7,985	$223	$8,259
Payroll	476	513	212	1,201
Audit, legal and consultants	1,385	196	105	1,686
General and administrative	319	299	73	691
Operating	-	4,898	731	5,629
Total	$2,231	$13,891	$1,344	$17,466

9. Commitments and Contingencies

Leases

Gran Tierra Energy holds four categories of operating leases: office, compressor, vehicle and housing. Future lease payments at September 30, 2008 are as follows:

Year (Thousands of U.S. Dollars)	Cost
2008, Remainder	$217
2009	676
2010	583
2011	270
2012	275
2013	23
Total lease payments	$2,044

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

The Company recognizes the fair value of its derivative instruments as assets or liabilities on the balance sheet.  None of the Company's derivative instruments currently qualify as fair value hedges or cash flow hedges, and accordingly, changes in fair value of the derivative instruments are recognized as income or expense in the consolidated statement of operations and retained earnings (accumulated deficit) with a corresponding adjustment to the fair value of derivative instruments recorded on the balance sheet. Under the terms of the Credit Facility with Standard Bank (Note 11), the Company was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. In accordance with the terms of the Facility, the Company entered into a costless collar derivative instrument for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period ending February 2010, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. dollars)	2008	2007	2008	2007
Financial Derivative (Gain) Loss
Realized financial derivative loss	$1,052	$-	$2,744	$-
Unrealized financial derivative (gain) loss	(5,527)	117	243	793
Total Financial derivative (gain) loss	$(4,475)	$117	$2,987	$793

Certain of Gran Tierra Energy’s assets and liabilities are reported at fair value in the accompanying balance sheets. The following tables provide fair value measurement information for such assets and liabilities as of September 30, 2008 and December 31, 2007.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at September 30, 2008 and December 31, 2007. These assets and liabilities are not presented in the following tables.

As at September 30, 2008
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
(Thousands of U.S. Dollars)	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities) (Thousands of U.S. Dollars)
Crude oil collars	$(2,891)	$(2,891)	$—	$(2,891)	$—

As at December 31, 2007
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
(Thousands of U.S. Dollars)	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Liabilities) (Thousands of U.S. Dollars)
Crude oil collars	$(2,649)	$(2,649)	$—	$(2,649)	$—

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

11. Credit Facility

On February 28, 2007, the Company entered into a Credit Facility with Standard Bank Plc. The Facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of the Company’s petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million based on the mid-year 2006 Independent Reserves Evaluation report and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. Based on Standard Bank Plc’s mid-year 2007 Independent Reserve Audit, the Company has received preliminary approval to increase its borrowing base to $20 million. The Facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the Facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base and is included in general and administrative expense. The Facility is secured primarily on the Company’s Colombian assets. The Company was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. Under the terms of the Facility, the Company is required to maintain compliance with specified financial and operating covenants. As at September 30, 2008, the Company had not drawn-down on this facility.

12. Business Combination

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

The proposed transaction has received regulatory approval and is subject to stock exchange, court and shareholder approvals.  Gran Tierra Energy and Solana will hold shareholder meetings November 14, 2008 to approve the Arrangement.  A joint proxy statement and management information circular were filed with the regulatory authorities and then mailed to shareholders of the companies on October 16, 2008.  The parties have agreed to pay each other a termination fee of $21 million in certain circumstances and an expense reimbursement fee of $1.5 million in certain other circumstances.

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

Overview

We are an independent international energy company involved in oil and natural gas exploration, development and production. We plan to continually increase our oil and natural gas reserves through a balanced strategy of exploration drilling, development and acquisitions in South America. Initial countries of interest are Colombia, Argentina and Peru.

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

Prior to September 1, 2005, we had no oil and gas interests or properties. In September 2005 and during 2006 we acquired oil and gas interests and properties in Colombia, Argentina and Peru. We funded acquisitions of our properties in Colombia and Argentina through a series of private placements of our securities that occurred between September 2005 and February 2006 and an additional private placement that occurred in June 2006.

Financial and Operational Highlights

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change

Production - Barrels of Oil Equivalent (“boe”) per Day	4,194	1,491	181%	3,482	1,187	193%

Barrels of Oil Equivalent Prices Realized	$103.88	$58.26	78%	$98.40	$49.15	100%

Revenue and Interest (Thousands of U.S. dollars)	$40,339	$8,038	402%	$94,302	$16,305	478%

Net Income (Loss) (Thousands of U.S. dollars)	$22,987	$1,091	2007%	$36,189	$(10,631)	-

Net Income (Loss) Per Share	0.20	0.01	1900%	0.34	(0.11)	-

Capital Expenditures (Thousands of U.S. dollars)	$14,550	$742	1861%	$32,321	$10,073	221%

Financial Highlights for Three Months Ended September 30, 2008

•
Net income for the three months ended September 30, 2008 amounted to $23.0 million compared to $1.1 million recorded for the same period last year. A 181% increase in production of crude oil and natural gas, net of royalties, coupled with a 78% improvement in the net realized price of crude oil contributed to the increase in net income. On a basic income per share basis, we recorded $0.20 for the current quarter compared to $0.01 per share for the same quarter last year.

•	Increased production levels coupled with improved crude oil prices resulted in a 402% increase in revenues and interest with the majority of the increase coming from our Colombian operations.

•
Capital expenditures for the current quarter amounted to $14.6 million, as compared to $0.7 million for the same period last year. The increase resulted from higher activity levels in all business units.

•
In Colombia, we drilled and tested Costayaco -4 and 5 and initiated drilling Costayaco -6. Pipeline construction for a line to connect the Costayaco Field to the existing pipeline system was completed and is operational.

•
In Argentina, we completed drilling the Proa -1 exploration well in the Surubi Block. This resulted in an oil discovery that is currently producing approximately 500 barrels of oil per day on long-term test.

Financial Highlights for Nine Months Ended September 30, 2008

•
Net income for the nine months ended September 30, 2008 amounted to $36.2 million ($0.34 net income per share), a substantial improvement from a loss of $10.6 million ($0.11 net loss per share) recorded in the nine months ended September 30, 2007. A 193% increase in oil and natural gas production as well as a 100% improvement in the realized prices of crude oil were the contributing factors.

•	Revenues and interest for the first nine months of 2008 were $94.3 million, a 478% increase from the same period last year.

•
Capital expenditures for the nine months ended September 30, 2008, were $32.3 million, a 221% increase from the same period last year. All business units recorded higher levels of capital expenditures due to increased activity.

Business Environment

The credit markets, including the commercial paper markets in the United States, have recently experienced adverse conditions. Although we have not been materially impacted by these conditions, continuing volatility in the credit markets may increase costs associated with issuing commercial paper or other debt instruments due to increased spreads over relevant interest rate benchmarks, or affect our, or third parties we seek to do business with, ability to access those markets. Notwithstanding these adverse market conditions and based on projected production, prices, costs and our current liquidity position, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations, cash on hand, and our credit facility, barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, or issuance of equity.

Crude oil prices are volatile and unpredictable. Crude oil prices have also been influenced by concerns about financial markets and the expected adverse impact of the slowing worldwide economy on oil demand growth.

Business Combination – Pending Shareholders Approval

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

The proposed transaction has received regulatory approval and is subject to stock exchange, court and shareholder approvals.  Gran Tierra Energy and Solana will hold shareholder meetings November 14, 2008 to approve the Arrangement.  A joint proxy statement and management information circular were mailed to shareholders of the companies on October 16, 2008.  The parties have agreed to pay each other a termination fee of $21 million in certain circumstances and an expense reimbursement fee of $1.5 million in certain other circumstances.

New Reserves Report

As a result of the completion of an independent reserve audit by our reserve auditors relating to our development drilling program in the Costayaco field in Colombia for the first half of 2008, we increased our proved reserves in the Costayaco field as at June 30, 3008 to 6.67 million barrels of crude oil. This contrasts to our December 31, 2007 proved reserves of 3.27 million barrels of oil. Our proved reserve estimates at December 31, 2008 will reflect the results of our second half 2008 development drilling program.

Restatement of Prior Year Financial Statements

Subsequent to the release of financial statements for the year ended December 31, 2007 we determined that $4.3 million of changes in our accounts payable and accrued liabilities, initially attributed to net cash provided by (used in) operating activities should have been attributed to oil and gas property expenditures and net cash used in investing activities (see notes 2 and 8 to our Condensed Unaudited Consolidated Financial Statements in Item 1). Accordingly, line items in the statements of cash flows for the nine months ended September 30, 2007 have been restated.

Net changes in non-cash working capital related to accounts payable and accrued liabilities attributable to operating activities for the nine months ended September 30, 2007 have been restated to an increase of $0.4 million from an increase of $4.6 million, and net cash provided by (used in) operating activities had been restated to a use of $5.6 million from $1.3 million. For the nine months ended September 30, 2007, the change in non-cash working capital related to capital additions had been restated to a decrease of $2.3 million from a decrease of $6.6 million, cash used for oil and gas property expenditures (including the change in non-cash working capital related to capital additions) had been restated to $12.4 million from $16.7 million and net cash used in investing activities had been restated to $10.9 million from $15.2 million.

The preceding restatement had no effect on the net increase or decrease in cash or cash equivalents for any period.

Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Consolidated Results of Operations	2008	2007	Change	2008	2007	Change
(Thousands of US Dollars)
Revenue	$40,082	$7,993	401	$93,873	$15,928	489
Interest	257	45	471	429	377	14
	40,339	8,038	402	94,302	16,305	478

Operating Expenses	4,513	2,613	73	10,766	6,719	60
Depletion, Depreciation and Accretion	6,757	1,849	265	15,221	6,550	132
General and Administrative Expenses	4,036	2,965	36	12,810	7,584	69
Other (Income) Expenses	(5,826)	32	-	1,253	8,069	(84)
	9,480	7,459	27	40,050	28,922	38

Income (Loss) before Income Taxes	30,859	579	5,230	54,252	(12,617)	-

Income Tax (Expenses) Recoveries	(7,872)	512	-	(18,063)	1,986	-

Net Income (Loss)	$22,987	1,091	2,007	$36,189	(10,631)	-

Production, Net of Royalties

Oil and NGL's ("bbl") (1)	385,866	137,181	181	953,957	322,904	195
Natural Gas ("mcf")	-	-	-	-	22,660	-
Total Production ("boe") (1) (2)	385,866	137,181	181	953,957	324,037	194

Average Prices

Oil and NGL's ("per bbl")	$103.88	$58.26	78	$98.40	$49.22	100
Natural Gas ("per mcf")	-	$-	-	-	$2.09	-

Consolidated Results of Operations ("per boe")

Revenue	$103.88	$58.26	78	$98.40	$49.15	100
Interest	0.66	0.33	100	0.45	1.16	(61)
	104.54	58.59	78	98.85	50.31	96

Operating Expenses	11.70	19.05	(39)	11.29	20.74	(46)
Depletion, Depreciation and Accretion	17.51	13.48	30	15.96	20.21	(21)
General and Administrative Expenses	10.46	21.61	(52)	13.43	23.40	(43)
Other (Income) Expenses	(15.10)	0.23	-	1.31	24.90	(95)
	24.57	54.37	(55)	41.99	89.25	(53)

Income (Loss) before Income Taxes	79.97	4.22	-	56.86	(38.94)	-

Income Tax (Expenses) Recoveries	(20.40)	3.73	-	(18.93)	6.13	-

Net Income (Loss)	$59.57	7.95	-	$37.93	(32.81)	-

(1) Gas volumes are converted to boe at the rate of 20 thousand cubic feet ("mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. Natural gas liquid (“NGL”) volumes are converted to boe on a one-to-one basis with oil.
(2) Production represents production volumes adjusted for inventory changes.

Revenue for the three months ended September 30, 2008, was $40.1 million compared to $8.0 million recorded in the same period last year. Production of crude oil and NGL’s increased by 181% to 385,866 barrels, or 4,194 barrels per day in the three months ended September 30, 2008. The increase in production coupled with a 78% increase in net realized crude oil prices to $103.88 per barrel resulted in the substantially higher revenue levels. A similar improvement in results was recorded for the nine months ended September 30, 2008 with revenue increasing 489% to $93.9 million, production of crude oil increasing 195% to 953,957 barrels, or 3,482 barrels per day, and average net realized prices for crude oil increasing 100% to $98.40 per barrel.

The majority of the increase in production and the net realized prices came from the Colombian operations. The increase in production is due primarily to the inclusion of production from four new wells in the Costayaco and Juanambu fields in Colombia. Production from Costayaco – 1 and Juanambu – 1 discovery wells commenced in the third quarter of 2007. Production from the Costayaco - 2 and 3 was added during the first half of 2008. Natural gas production in 2008 is used for operating power generation with any excess production sold in the market.

Operating expenses for the current quarter amounted to $4.5 million, a 73% increase from the same quarter last year. The operating expenses for the nine months ended September 30, 2008 increased to $10.8 million from $6.7 million in the same period last year. The expanded operations and high production levels from the new fields in Colombia resulted in higher operating expenses. However, on a per boe basis, for the quarter ended September 30, 2008, the operating expenses declined by 39% to $11.70 compared to $19.05 recorded in the same quarter last year. A similar decline was also recorded for the nine months ended September 30, 2008 versus last year ($11.29 per boe compared to $20.74 per boe, a 46% decline). The new fields in Colombia with high production wells and low operating costs along with delays in planned workovers in both Colombia and Argentina have resulted in lower per boe operating costs in the respective periods.

Depletion, depreciation and accretion (“DD&A”) for the current quarter as well as the nine months ended September 30, 2008 increased to $6.8 million and $15.2 million, respectively, compared to $1.8 million and $6.6 million in the same periods last year, respectively. Increased production as well as a higher depletable cost base accounted for the increases. On a boe basis, the DD&A in the third quarter was $17.51 as compared to $13.48 for the same period in 2007. The increase is due to the significant increase in the depletable basis for future capital expenditures associated with the increased Costayaco reserves. These future capital expenditures mainly include pipeline construction costs to deliver the increased production volumes from the Costayaco wells associated with the reserve additions. DD&A for the nine months ended September 30, 2008 was $15.96 per boe as compared to $20.21 per boe for the same period in 2007. This represents a 21% reduction from the same prior year period due to the significant increase in proved reserves in Colombia.

General and administrative expenses (“G&A”) for the three and nine months ended September 30, 2008, increased by 36% and 69%, respectively, compared to the same periods last year. The increases were due to corporate stewardship costs including Sarbanes-Oxley compliance, securities exchange listing fees, securities registration related costs and increased stock-based compensation resulting from increased option grants. On a boe basis, the G&A decreased 52% to $10.46 and 43% to $13.43 for the three and nine month periods of 2008, respectively. This decline in G&A per boe is mainly a result of increased production in the three and nine month periods ended September 30, 2008, as compared to the same periods in 2007.

Other (income) expenses for the third quarter of 2008 are comprised of a foreign exchange gain of $1.4 million and a $4.5 million derivative financial instruments gain. The foreign exchange gain is mainly a result of the increasing value of the U.S. dollar against the Colombian Peso. The derivative gain relates to the costless collar derivative instrument for crude oil, based on West Texas Intermediate (“WTI”) price, which we entered into in accordance with the terms of a credit facility. The gain is due to the decrease in WTI from $134.02 per barrel at the end of the second quarter of 2008 to $103.76 per barrel at September 30, 2008.

For the nine months ended September 30, 2008, other (income) expenses comprise a foreign exchange gain of $1.7 million and a derivative loss was recorded of $3.0 million. These compare to a foreign exchange gain of $0.1 million and a derivative loss of $0.8 million recorded in the same periods last year. The foreign exchange gain is mainly a result of the increasing value of the U.S. dollar against the Colombian Peso. The derivative loss was a result of WTI price at September 30, 2008 being higher ($103.76 per barrel) than at December 31, 2007 ($91.74 per barrel). Liquidated damages recorded in the three and nine month periods ended September 30, 2007 were $nil and $7.4 million, respectively, and no liquidation damages were recorded in 2008. The liquidated damages relate to damages payable to our stockholders with respect to delays in certain share registration rights agreements becoming effective.

Income tax expense during the three months ended September 30, 2008 amounted to $7.9 million compared to a recovery of $0.5 million recorded in the same period last year. A tax expense of $18.1 million was recorded for the nine months ended September 30, 2008 compared to a recovery of $2.0 million recorded for the same period in 2007. The Colombian operations have generated net income before taxes of $30.0 million and $66.8 million for the three month and nine months ended September 30, 2008, respectively, which resulted in local income tax expenses of $13.8 million and $25.0 million for the periods indicated. In Colombia, we have used Colombian income tax investment incentives, which permit additional tax deductions associated with capital investment in producing oil and natural gas properties, to decrease our current income tax otherwise payable.

Segmented Results of Operations

Our operations are carried out in Colombia and Argentina and we are headquartered in Calgary, Alberta, Canada. The Corporate Segment also includes the results of our start up activities in Peru. In 2008, Colombia generated 94% of our revenues. The contribution from Colombia has been partially offset by derivative losses which are recorded as part of the Corporate Segment.

Segmented Results - Colombia

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
Segmented Results of Operations - Colombia	2008	2007	Change	2008	2007	Change
Results of Operations
(Thousands of US Dollars)
Revenue	$37,733	$5,880	542	$87,891	$10,033	776
Interest	138	40	245	279	177	58
	37,871	5,920	540	88,170	10,210	764

Operating Expenses	2,453	940	161	6,325	2,223	185
Depletion, Depreciation and Accretion	6,129	1,286	377	13,409	4,830	178
General and Administrative Expenses	692	391	77	3,212	1,123	186
Other Income	(1,375)	(148)	829	(1,590)	(161)	888
	7,899	2,469	220	21,356	8,015	166

Income before Income Taxes	$29,972	3,451	769	$66,814	2,195	2,944

Production, Net of Royalties

Oil and NGL’s ("bbl") (1) (2)	332,382	86,494	284	806,382	172,228	368

Average Prices

Oil and NGL’s ("per bbl")	113.52	67.99	67	108.99	58.26	87

Segmented Results of Operations - Colombia ("per boe")

Revenue	$113.52	$67.99	67	$108.99	$58.26	87
Interest	0.42	0.46	(9)	0.35	1.03	(66)
	113.94	68.45	66	109.34	59.29	84

Operating Expenses	7.38	10.87	(32)	7.84	12.91	(39)
Depletion, Depreciation and Accretion	18.44	14.87	24	16.63	28.04	(41)
General and Administrative Expenses	2.08	4.52	(54)	3.98	6.52	(39)
Other Income	(4.14)	(1.71)	142	(1.97)	(0.93)	112
	23.76	28.55	(17)	26.48	46.54	(43)

Income before Income Taxes	$90.18	$39.90	126	$82.86	$12.75	550

(1)	NGL volumes are converted to boe on a one to one basis with oil.
(2)	Production represents production volumes adjusted for inventory changes.

Results of Operations - Colombia

For the three months ended September 30, 2008, income before income taxes from Colombia amounted to $30.0 million compared to $3.5 million recorded in the same quarter last year. The results for the first nine months of 2008 reflected income before income taxes of $66.8 million compared to $2.2 million recorded in the same period in 2007. In both comparative periods, the significant improvements in pre-tax income levels were due to increased production of crude oil and improved net realized prices partially offset by increased operating expenses, DD&A and G&A. On a per barrel basis, the pre-tax net income for the current quarter was $90.18 per barrel (nine months $82.86) versus $39.90 recorded in the third quarter of 2007 (nine months $12.75).

Our Colombian operating results for 2008 are principally impacted by new oil production resulting from the success of our 2007 exploration program, undertaken in the first half of 2007, where we made two field discoveries, Costayaco in the Chaza block and Juanambu in the Guayuyaco block. Production from these discoveries commenced in the third quarter of 2007 and has increased during 2008 as the result of development drilling, with the addition of production from the Costayaco - 2 and 3 wells.

During the quarter ended September 30, 2008, the production of crude oil and NGL’s increased by 284% to 3,613 barrels per day compared to 940 barrels per day produced in the third quarter of 2007. The production for the first nine months amounted to 2,943 barrels per day compared to 631 barrels per day, an increase of 368% from the same period last year. These production levels are after government royalties ranging from 8% to 20% and third party royalties of 2% to 10%.

In Colombia, our revenue was also positively impacted by significantly improved net realized prices. The average net realized prices for crude oil, which are based on the global prices for WTI, increased by 67% to $113.52 per barrel in the three months ended September 30, 2008 compared to an average price of $67.99 realized in the same quarter last year. For the first nine months of this year, the average realized price improved by 87% to $108.99 per barrel from $58.26 for the same period last year. The combination of increased production and higher realized prices resulted in our revenue levels from Colombia in the third quarter and the nine months ended September 30, 2008 increasing to $37.7 million and to $87.9 million, respectively, from $5.9 million and $10.0 million, respectively, in the comparable prior year periods.

For the three months ended September 30, 2008, operating expenses in Colombia were $2.5 million compared to $0.9 million in the same quarter last year. For the nine months ended September 30, 2008, operating expenses increased to $6.3 million compared to $2.2 million last year. The increased operating expenses resulted from the increase in production and the increased cost associated with trucking oil from Costayaco to our pipeline. However, the increased production has resulted in a reduction of operating costs on a boe basis. The operating expenses on a per boe basis for the third quarter of 2008 declined to $7.38 compared to $10.87 incurred in the third quarter of last year ($7.84 for the first nine months of 2008 versus $12.91 in the same period last year). Furthermore, operating costs include trucking costs of $0.70 per barrel in the third quarter of 2008 (first nine months - $0.98 per barrel) for Costayaco production. This cost is expected to decrease as the 8 inch, 10 kilometer pipeline from the Costayaco field to the Uchupayaco Station was completed and deliveries through the pipeline commenced in the third quarter of 2008.

For the three month and nine month periods this year, DD&A increased by 377% to $6.1 million and 178% to $13.4 million, respectively, compared to the same periods last year. Increased production levels coupled with higher depletable cost bases, partially offset by higher reserve levels, accounted for the increase in period over period DD&A levels. Although our Colombian proved reserves increased significantly in 2007 and 2008, we also invested much of our 2007 and 2008 year-to-date capital spending on the Colombian development program. On a per boe basis, the DD&A in Colombia for the current quarter was $18.44 per barrel compared to $14.87 per barrel recorded in the same quarter last year. The increase is due to the significant increase in the depletable basis for future capital expenditures associated with the mid-year 2008 increase in Costayaco reserves. These future capital expenditures mainly include pipeline construction costs to deliver the increased production volumes from Costayaco associated with the reserve additions. The third quarter of 2007 benefitted from the impact of significant reserve additions from our two new discoveries. For the nine month period in 2008 DD&A per barrel recorded was $16.63, a 41% reduction from $28.04 for the same period of the prior year due to the significant increase in proved reserves.

Colombia’s G&A for the three months ended September 30, 2008 increased to $0.7 million from $0.4 million for the same period in 2007. For the nine months ended September 30, 2008, G&A increased to $3.2 million from $1.1 million incurred in the first nine months of 2007. The increases in both comparative periods reflect higher management and administration expenses incurred to manage the increased level of development and operating activities resulting from the successful 2007 exploration and 2008 development activities. However, on a per boe basis, the G&A expenses declined by 54% to $2.08 per barrel for the current quarter compared to $4.52 incurred in the same quarter last year and by 39% to $3.98 from $6.52 for the nine month periods.

Other income includes foreign exchange gain of $1.3 million and $1.6 million for the three and nine month periods ended September 30, 2008, respectively, which resulted from the increasing value of the U.S. dollar against the Colombian Peso when applied to translate peso denominated amounts to the U.S. functional currency.

Capital Program - Colombia

For the three months ended September 30, 2008, the capital expenditures in Colombia were $5.1 million and for the current nine month period, the expenditures were $18.3 million. For the three months ended September 30, 2007, the capital expenditures in Colombia were $0.7 million and were $8.9 million for the nine month period ended September 30, 2007. The increase in the capital expenditure program reflects expenditures associated with the development of the oil discoveries made in the third quarter of 2007.

In Colombia, capital expenditures for the three months ended September 30, 2008 included $2.4 million ($12.3 million for the nine months ended September 30, 2008) of drilling, completion and testing costs for Costayaco -2, Costayaco -3, Costayaco -4, Costayaco -5 and drilling costs for Costayaco -6. Both Costayaco -2 and Costayaco -3 have been successfully tested for oil production and long term testing commenced in the third quarter of 2008. Short term production testing of Costayaco -4 and Costayaco -5 has been completed and long term production testing will commence in the fourth quarter of 2008. We completed construction of a pipeline and related facilities to deliver crude oil from Costayaco to our Uchupayaco station with $1.4 million incurred in the three months ended September 30, 2008 ($3.1 million for the nine months ended September 30, 2008). Other capital expenditures for the nine months ended September 30, 2008 include $0.5 million of facility costs in Juanambu, leasehold improvements of $0.7 million for new office space in Bogota, seismic in various areas of $0.7 million and capitalized G&A of $0.8 million. In the second quarter of 2008, the exploration well, Popa -2, in the Rio Magdelena Block was successfully drilled (at no cost to Gran Tierra Energy) and is currently being evaluated. Palmera -1, a previously abandoned well in the Azar Block, was re-entered and tested in the second quarter (at no cost to Gran Tierra Energy). This well is being evaluated for production potential in the fourth quarter of 2008 and we will participate in a portion of the evaluation expenses.

In Colombia for the nine months ended September 30, 2007, we drilled the Juanambu-1 and Costayaco-1 wells for a net cost of $5.9 million. We spent $0.6 million in the third quarter of 2007 preparing drilling sites for Costayaco -2 and Costayaco -3. We drilled the Caneyes-1 well, which was dry and abandoned, at a cost to us of $1.7 million. We incurred costs of $0.6 million on other projects in Colombia during the first nine months of 2007 for other exploration properties.

Outlook for Colombia

For the remainder of 2008, we intend to focus on developing the Costayaco and Juanambu oil discoveries to increase our production capacity and reserve base, through development drilling and expansion of production and transportation infrastructure. In addition, we intend to undertake additional oil exploration efforts to further define the potential of our acreage in Colombia. Development drilling and exploration drilling program planned for the remainder of 2008 includes:

-	Costayaco-2 and 3 continuation of long term testing;
-	Costayaco-4 and Costayaco -5 commencement of long term testing for oil production;
-	Costayaco – 6 and 7 to be drilled;
-	Palmera -1 to be evaluated for production; and
-	Popa -2 to be tested for production.

Segmented Results - Argentina

	Three Months Ended			Nine Months Ended
Results of Operations	September 30,		%	September 30,		%
(Thousands of US Dollars)	2008	2007	Change	2008	2007	Change

Revenue	$2,349	$2,113	11	$5,982	$5,895	1
Interest	8	(18)	-	18	14	29
	2,357	2,095	13	6,000	5,909	2

Operating Expenses	2,034	1,673	22	4,370	4,496	(3)
Depletion, Depreciation and Accretion	593	527	13	1,716	1,632	5
General and Administrative Expenses	497	439	13	1,451	1,147	27
Other Expenses	175	38	361	44	92	(52)
	3,299	2,677	23	7,581	7,367	3

Loss before Income Taxes	$(942)	(582)	62	$(1,581)	(1,458)	8

Production, Net of Royalties

Oil and NGL's ("bbl")	53,484	50,687	6	147,575	150,676	(2)
Natural Gas ("mcf")	-	-	-	-	22,660	(100)
Total Production ("boe") (1) (2)	53,484	50,687	6	147,575	151,809	(3)

Average Prices

Oil and NGL's ("per bbl")	$43.91	$41.67	5	$40.54	$38.89	4
Natural Gas ("per mcf")	$-	$-	-	$-	$2.09	(100)

Consolidated Results of Operations ("per boe")

Revenue	$43.91	$41.67	5	$40.54	$38.83	4
Interest	0.15	(0.34)	-	0.12	0.09	33
	44.06	41.33	7	40.66	38.92	4

Operating Expenses	38.03	33.01	15	29.61	29.62	-
Depletion, Depreciation and Accretion	11.09	10.40	7	11.63	10.75	8
General and Administrative Expenses	9.29	8.66	7	9.83	7.55	30
Other Expenses	3.27	0.75	336	0.30	0.61	(51)
	61.68	52.82	17	51.37	48.53	6

Income (Loss) before Income Taxes	$(17.62)	$(11.49)	53	$(10.71)	$(9.61)	11

(1) Gas volumes are converted to boe at the rate of 20 mcf of gas per barrel of oil based upon the approximate relative values of natural gas and oil. NGL volumes are converted to boe on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

Results of Operations - Argentina

For the three months ended September 30, 2008, the pre-tax loss before income taxes from Argentina operations was $0.9 million compared to $0.6 million recorded in the same quarter last year. The operating results for the quarter were positively affected by a 6% increase in production of crude oil and NGL’s and a 5% increase in net realized prices. These factors were offset by a 23% increase in overall expenses. On a per boe basis, the pre-tax loss was $17.62 per boe compared to a pre-tax loss of $11.49 reported in the same quarter last year.

For the first nine months of this year, the results reflected a pre-tax loss of $1.6 million compared to a pre-tax loss of $1.5 million recorded in the first nine months of the prior year. A marginal decline in production of crude oil and NGL’s was essentially offset by a 4% increase in net realized prices. The negative variance from last year resulted from a 3% increase in overall expenses. On a per boe basis, the pre-tax loss was $10.71 compared to a pre-tax loss of $9.61 reported in the same period last year.

For the three months ended September 30, 2008, Argentina’s crude oil and NGL’s production, after 12% royalties, increased by 6% to 581 barrel per day compared to 551 barrels per day in the same quarter last year. However, for the nine months ended September 30, 2008, the daily production levels declined by 2% to 539 barrels per day compared to 552 barrel per day produced in the same period in 2007. The production levels in the first quarter of 2008 were negatively affected by poor road conditions which delayed deliveries to Refineria del Norte S.A. returning to normal levels in the second quarter of 2008. Natural gas production in 2008 is used for operating power generation with any excess production sold in the market.

The average price received for crude oil in Argentina is controlled and currently the price we receive is $44 per barrel. Currently all oil and gas producers in Argentina are operating without sales contracts.   A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. We were receiving $38 per barrel, which is a price offered by Refiner S.A., the purchaser of our crude oil, based on their netback, for production after April 1, 2008.  In September 2008, we completed negotiations with Refiner S.A to increase the price received for all deliveries for May and June 2008 to $40 per barrel and to $44 per barrel for July onwards. The additional $4 per barrel received for the May and June 2008 production was recorded as revenue in the third quarter of 2008. Along with most other oil producers in Argentina, we are continuing deliveries to the refinery and are negotiating a price for deliveries commencing October 1, 2008.  The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced by the lower sales price. We are working with other oil and gas producers in the area, as well as Refiner S.A. and provincial governments, to lobby the federal government for change.

The average realized price for crude oil and NGL’s in Argentina was $43.91 per barrel in the third quarter of 2008 and $40.54 per barrel for the nine months ended September 30, 2008 reflecting the increased prices per barrel as discussed above. These 2008 realized prices compare to $41.67 and $38.89 for the three and nine months ended September 30, 2007, respectively. The average realized prices are after deducting royalties at an average rate of 12% of production revenue, and after deducting turnover taxes. The slower growth in the average prices in Argentina versus the price growth for WTI was caused mainly by the application of a new Argentine withholding tax on oil exports implemented in the fourth quarter of 2007, as discussed above.

In Argentina, revenues for the three months ended September 30, 2008, after deducting royalties at an average rate of 12% of production revenue, and after deducting turnover taxes, increased 11% to $2.3 million for crude oil and natural gas as compared to $2.1 million for the same quarter of 2007, reflecting the impact of higher production and average prices offset partially by higher export taxes, as explained above. For the nine months ended September 30, 2008, revenue levels increased by 1% compared to the first nine months of prior year, due to a 3% decline in production offset by a 4% increase in average prices. The impact of the higher WTI on prices was offset by the increase in withholding taxes as explained above.

In the third quarter of 2008, we completed and tested the successful Proa – 1 exploration well in the Surubi block. As of September 30, 2008, no production had been sold from this well. Sales commenced in October, 2008.

Operating expenses for the third quarter of 2008, increased to $2.0 million ($38.03 per boe) compared to $1.7 million ($33.01 per boe) incurred in the same quarter last year. The increase was mainly attributable to the commencement of previously rain delayed workovers and other scheduled workovers in the third quarter of 2008. However, for the current nine month period, operating expenses remained essentially unchanged at $4.4 million compared with the same period a year ago. For the nine month periods ended September 30, 2008 and 2007, operating expenses on a per boe basis stayed consistent at approximately $30.

DD&A for the three and nine months ended September 30, 2008 was $0.6 million and $1.7 million, respectively, a slight increase from the $0.5 million and $1.6 million recorded in the same periods of 2007, respectively. On a per boe basis, the DD&A for the three and nine months ended September 30, 2008 increased to $11.09 and $11.63, respectively, from $10.40 and $10.75 for the same periods in the prior year. The impact of higher production levels and lower proved reserves was partially offset by a decreasing proved depletable cost base. This decreasing proved depletable cost base is a result of reduced development expenditures in Argentina.

The G&A for the three months ended September 30, 2008 increased from the same quarter last year to $0.5 million, or 13%, and for the nine months ended September 30, 2007 increased for the same period last year to $1.5 million or 27%. These increases were a result of increased stock-based compensation expense for Argentine staff and increased consulting expenses associated with the operations. On a per boe basis, for the three and nine month comparative periods, the G&A rate increased by 7% to $9.29 and 30% to $9.83, respectively, due mainly to higher expense levels as well as minimal changes in production as compared to the same periods in the prior year.

Capital Program - Argentina

Our capital expenditures in the third quarter of 2008 in Argentina was $6.4 million bringing the total expenditures in the region for the first nine months of 2008 to $8.9 million ($1.0 million spent in the first nine months of 2007). The expenditures incurred in Argentina during the current quarter comprised of $6.0 million of drilling expense for the successful exploration well, Proa -1, in the Surubi block ($7.6 million for the nine months ended September 30, 2008). Other capital expenditures for the nine months ended September 30, 2008, were facilities upgrade of $0.3 million in Palmar Largo area, $0.3 million of other facility and exploration land lease costs and capitalized G&A including non-cash stock-based compensation expense.

In Argentina, capital expenditures for the nine months ended September 30, 2007, were $1.0 million. We incurred costs of $0.6 million to complete the Puesto Climaco-2 sidetrack well in the Vinalar Block which was drilled in December 2006.

Outlook for Argentina

For the remainder of 2008, we plan to stabilize production from Proa -1 in the Surubi block. Oil Sales from Proa -1 commenced in October 2008 which should provide increased cash flow to fund existing operations and new exploration. We will continue to undertake additional oil exploration efforts to further define the potential of our acreage in Argentina. Additional work includes completion of several well workovers on existing producing and shut-in fields.

Segmented Results – Corporate

	Three Months Ended			Nine Months Ended
Results of Operations	September 30,		%	September 30,		%
(Thousands of US Dollars)	2008	2007	Change	2008	2007	Change
Interest	$111	$23	383	$132	$186	(29)

Operating Expenses	26	-	-	71	-	-
Depletion, Depreciation and Accretion	35	36	(3)	96	88	9
General and Administrative Expenses	2,847	2,135	33	8,147	5,314	53
Liquidated Damages	-	-	-	-	7,367	(100)
Loss (gain) from Derivative Financial Instruments	(4,475)	117	-	2,987	794	276
Foreign Exchange loss (gain)	(151)	25	-	(188)	(23)	717
	(1,718)	2,313	-	11,113	13,540	(18)

Income (Loss) before Income Taxes	$1,829	(2,290)	-	$(10,981)	(13,354)	(18)

Results of Operations - Corporate

The Corporate Segment also includes the results of our start up operations in Peru.

Corporate G&A for the three months ended September 30, 2008, was $2.8 million reflecting a 33% increase from the same quarter a year ago. For the current nine month period the increase was 53% to $8.1 million from the same nine month period last year. The increase in G&A was due to corporate stewardship costs including Sarbanes-Oxley compliance, securities exchange listing fees in both Canada and the United States, securities registration related costs and increased stock-based compensation due to increased option grants.

Liquidated damages of $7.4 million in the first nine months of 2007 relate to liquidated damages payable to our stockholders as a result of the registration statement for 50 million units sold in the second quarter of 2006 not becoming effective within the period specified in the share registration rights agreements for those securities. This registration statement became effective on May 14, 2007 and no additional liquidated damages were incurred after that time.

In accordance with the terms of the credit facility with Standard Bank Plc, we entered into a costless collar hedging contract for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. For the three months ended September 30, 2008, we recorded a gain of $4.5 million on the valuation of these derivative financial instruments. The gain for the current quarter was due to the significant decrease in WTI from $134.02 per barrel at the end of the second quarter of 2008 to $103.76 per barrel at September 30, 2008. For the comparative period last year the loss was not significant. The valuation loss for the first nine months of 2008 was $3.0 million compared to $0.8 million reported in the same period last year. The loss in 2008 was a result of WTI price at September 30, 2008 being higher ($103.46 per barrel) than at December 31, 2007 ($91.74 per barrel).

Capital Program - Corporate

The capital expenditures for the Corporate Segment during the three months ended September 30, 2008 were $3.1 million bringing the total expenditures in 2008 year-to-date to $5.1 million. The 2008 capital expenditures for the Corporate Segment included continuation of an aero magnetic and gravity survey over our two exploration blocks in Peru. This program commenced in the fourth quarter of 2007 and was completed in the second quarter of 2008. Peru capital expenditures in the third quarter of 2008 were $0.8 million and $2.7 million for the nine months ended September 30, 2008. Also included are $2.0 million of costs associated with the proposed business combination with Solana.

Outlook for Corporate

In Peru, we are currently applying to the Peruvian Government to have Environmental Impact Assessments (“EIAs”) to be carried out on each of the two exploration blocks. Upon successful completion of the EIA assessments, we intend to apply for permits to acquire seismic on each of the blocks.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2008 increased to $44.4 million compared to cash used in operating activities of $5.6 million for the same period in 2007. The increase was mainly due to the significant increase in oil sales and lower non-cash working capital partially offset by increased operating and G&A expenses.

Net cash used in investing activities for the nine months ended September 30, 2008 amounted to $26.6 million compared to $10.9 million in the same period in 2007. A higher level of capital expenditures was partially offset by the increase in non-cash working capital related to the capital program. The capital expenditures of $26.6 million in the first nine months of 2008 were net of non-cash stock-based compensation of $0.4 million and a change in non-cash working capital related to investing activities of $5.3 million. Including the non-cash items, the capital expenditure program of $32.2 million comprised $18.3 million of expenditures in Colombia, $8.9 million in Argentina and $5.1 for corporate activities. The comparative amount of $12.4 million for the same period last year consisted of expenditures of $8.9 million in Colombia, $1.0 million in Argentina and $0.2 million for corporate activities adjusted to include the change in non-cash working capital related to investing activities of $2.3 million.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $21.7 million ($0.4 million for the nine months ended September 30, 2007) as a result of the issuance of common shares upon exercise of warrants and stock options.

Overall during the nine months ended September 30, 2008, we increased our cash balance by $39.6 million as compared to a decrease in the nine months ended September 30, 2007 of $16.1 million. As of September 30, 2008, our cash balance was $57.8 million and our current assets (including cash and cash equivalents) less current liabilities was $43.5 million, compared to cash of $18.2 million and current assets less current liabilities of $8.1 million at December 31, 2007. During the nine months ended September 30, 2007 we reduced our cash balances by $16.1 million.   We had cash outflows of $5.6 million from operating activities and $10.9 million outflows from investing activities including oil and gas property expenditures of $12.4 million relating to our drilling and other oilfield activities primarily in Colombia.

In addition to our cash balances and our positive working capital position, effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of our petroleum reserves up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of our Mid-Year 2007 Independent Reserve Audit, we have received preliminary approval to increase our borrowing base to $20 million; however, we have not pursued this further as the additional credit is not required at this time. The facility includes a letter of credit sub-limit of up to $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by our Colombian assets. Under the terms of the facility, we are required to maintain compliance with specified financial and operating covenants. We were required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the September 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As of December 31, 2007 and September 30, 2008, no amounts have been drawn-down under the facility.

The credit markets, including the commercial paper markets in the United States, have recently experienced adverse conditions. Although we have not been materially impacted by these conditions, continuing volatility in the credit markets may increase costs associated with issuing commercial paper or other debt instruments due to increased spreads over relevant interest rate benchmarks, or affect our, or third parties we seek to do business with, ability to access those markets. Notwithstanding these adverse market conditions and based on projected production, prices, costs and our current liquidity position, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations, cash on hand, and our credit facility, barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, or issuance of equity.

Crude oil prices are volatile and unpredictable. Crude oil prices have also been influenced by concerns about financial markets and the expected adverse impact of the slowing worldwide economy on oil demand growth.

Future growth and acquisitions will depend on our ability to raise additional funds through equity and debt markets. Increases in the borrowing base under our credit facility are dependent on our success in increasing oil and gas reserves and on future oil prices. Additional funds will be provided to us if holders of our warrants to purchase common shares decide to exercise the warrants.

Should we be required to raise debt or equity financing to fund capital expenditures or other acquisition and development opportunities may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock to raise capital may be negatively affected. Also, raising funds by issuing stock or other equity securities would further dilute our existing stockholders, and this dilution would be exacerbated by a decline in stock price. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve further pledging of some or all of our assets that are not currently pledged under our existing credit facility.

Off-balance Sheet Arrangements

None.

Contractual Obligations

Our future lease payments and other contractual obligations at September 30, 2008 were not substantially different than at December 31, 2007.

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

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, we entered into a costless collar hedging contract for crude oil based on the WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period ending February 2010, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. At September 30, 2008, the value of this costless collar was a loss of $2.9 million. A hypothetical 10% increase in WTI price on September 30, 2008 would cause the loss to increase by approximately $1.0 million for the quarter, and a hypothetical 10% decrease in WTI price on September 30, 2008 would cause the loss to decrease by approximately $0.9 million for the quarter. This compares to at December 31, 2007, when the value of this costless collar was a loss of $2.6 million, and a hypothetical 10% increase in WTI price on December 31, 2007 would cause the loss to increase by approximately $1.5 million, and a hypothetical 10% decrease in WTI price on December 31, 2007 would cause the loss to decrease by approximately $1.3 million.

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

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. price of WTI crude oil. In Colombia, we receive 75% of oil revenues in U.S. dollars and 25% in Colombian pesos at current exchange rates. The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of local office costs are in local currency. As a result, the 75%/25% allocation between U.S. dollar and peso denominated revenues is approximately balanced between U.S. and peso expenditures, providing a natural currency hedge. In Argentina, reference prices for oil are in U.S. dollars and revenues are received in Argentine pesos according to current exchange rates. The majority of capital expenditures within Argentina have been in U.S. dollars with local office costs generally in pesos. While we operate in South America exclusively, the majority of our spending since our inauguration has been for acquisitions. The majority of these acquisition expenditures have been valued and paid in U.S. dollars.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l5d-15 of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra Energy's disclosure controls and procedures were not effective as of September 30, 2008 to ensure that the information required to be disclosed by Gran Tierra Energy in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer arrived at this assessment based on the determination that we had a material weakness in our internal control over financial reporting, as discussed below, which management has not been able to fully test to determine that it has been remediated.

Remediation of Material Weakness

As discussed below, we have taken steps to remediate the material weakness disclosed in Gran Tierra Energy's Form 10-K/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 12, 2008. The material weakness related to a misclassification of cash flows from operating activities, with a corresponding offset to cash flows from investing activities, in the statement of cash flows. The control over the entry of data into a spreadsheet used in the preparation of the statement of cash flows and the monitoring thereof was not sufficiently precise to prevent the misclassification from occurring. Because the remediation of this material weakness was not fully tested prior to September 30, 2008, our management, including our principal executive and principal financial officers, determined that there was no conclusive evidence that this material weakness was fully remediated at the end of the period covered by this report. The misclassifications had no effect on our previously reported net change in cash and cash equivalents and no impact on our previously reported consolidated balance sheets or consolidated statements of operations and accumulated deficit for the periods affected by the misclassification. Management's intent is to test the operating effectiveness of this control during the fourth quarter of 2008.

Changes in Internal Control over Financial Reporting

In the third quarter of 2008, the Company made changes to the design and operating effectiveness of the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) related to the remediation of the material weakness disclosed in Gran Tierra Energy’s Form 10-K/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on May 12, 2008.

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

ITEM 1A. RISK FACTORS

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on May 12, 2008, are set forth below, and the risks that reflect substantive changes from the risk factors in the Form 10-K/A are designated by an asterisk (*).

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

 Our Lack of Diversification Will Increase the Risk of an Investment in Our Common Stock.

Our business will focus on the oil and gas industry in a limited number of properties, initially in Argentina, Colombia and Peru, with the intention of expanding elsewhere into other countries. Even if we close our transaction with Solana Resources Limited, all of Solana’s operations are in Colombia, and so we will not diversify the geographic aspect of our business. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry or the regions in which we operate will likely impact us more acutely than if our business was more diversified.

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

On July 28, 2008, we entered into a definitive agreement providing for the business combination of our company with Solana Resources Limited.  Under the terms of the Agreement, at the closing of the transaction each Solana shareholder will receive shares of our common stock, or shares exchangeable for shares of our common stock, which would result in, on a diluted basis, Solana securityholders owning approximately 49% of the combined company and Gran Tierra Energy securityholders owning approximately 51% of the combined company. The proposed transaction is subject to stock exchange, court and shareholder approvals.  If the transaction does not close because of a failure on our part to perform, we may be required to pay Solana a termination fee of $21 million in certain circumstances and an expense reimbursement fee of $1.5 million in certain other circumstances. In addition, if the transaction does not close then we will have incurred significant expenses in negotiating and attempting to close the transaction, which we may not be able to recoup.

If the proposed transaction does close we are subject to a number of risks, including:

•	we may find that we have difficulty integrating the operations or personnel of our company and Solana, or retaining the key personnel of the acquired company;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues;

•	we may find that we are not able to realize the benefits from the combination of the two companies due to unanticipated reasons;

•	we may find that we are subject to liabilities of Solana of which we were not aware, despite our due diligence efforts;

•	our market price may decline if a substantial number of shares are sold following the transaction by Solana stockholders;

•	the issuance of shares of Gran Tierra common stock to securityholders of Solana in connection with the combination with Solana will be dilutive to existing Gran Tierra stockholders;

•
the issuance of shares of Gran Tierra common stock to securityholders of Solana in connection with the combination with Solana will deplete Gran Tierra’s authorized shares of common stock, and if Gran Tierra’s stockholders do not approve an increase in Gran Tierra’s authorized shares, Gran Tierra may not have sufficient shares to acquire other businesses or assets; and

•	the combined company’s operations will be highly concentrated in Colombia, thereby increasing our risk arising from geographic concentration.

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

We are required to file Post Effective Amendments to our registration statements periodically in accordance with the Registration Rights Agreements for our 2005 and 2006 private placements of units. As a result of our restatement of our financial statements, we were required to amend all three registration statements. Amending and keeping these registration statements effective is costly and diverts management’s attention from running our business.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI in 2000 was $30 per barrel. In 2006, it was $66 per barrel, in 2007 it was $72 per barrel and for the first nine months of 2008 it was $113.29 per barrel. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Although during 2007 and 2008 market prices for oil and natural gas have remained at high levels, these prices may not remain at current levels. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differences. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

Our agreements with Refiner S.A. expired on January 1, 2008, and renegotiation, though currently underway, has been delayed due to the introduction of a new withholding tax regime for crude oil and refined oil products exported and sold domestically in Argentina.  Currently all oil and gas producers in Argentina are operating without sales contracts.   The new withholding tax regime was introduced without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Also, the price for refiners’ gasoline production has been capped below the price that would be received for crude oil. Therefore, the refineries’ price offered to oil producers reflects their price received, less taxes and operating costs and their usual mark up.  In our case we are receiving $44 per barrel for production since July 1, 2008.  Along with most other oil producers in Argentina, we are continuing deliveries to the refinery and will continue to receive $44 per barrel until the situation around the decree is rectified by the government.  The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced by the lower sales price. We are working with other oil and gas producers in the area, as well as Refiner S.A., and provincial governments, to lobby the federal government for change .There continues to be delays in rectifying the situation in Argentina because of a change in government in December 2007.

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

We, through our acquisition of Argosy Energy International, have interests in three regions of Colombia - in the Middle Magdalena, Llanos and Putumayo regions. The Putumayo region has been prone to guerilla activity in the past. In 1989, Argosy’s facilities in one field were attacked by guerillas and operations were briefly disrupted. Pipelines have also been targets, including the Trans-Andean export pipeline which transports oil from the Putumayo region.  In March and April of 2008, sections of one of the Ecopetrol pipelines were blown up by guerillas, which temporarily reduced our deliveries to Ecopetrol in the first quarter of 2008. Ecopetrol was able to restore deliveries within one to two weeks of these attacks and currently there are no interruptions to our deliveries.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our production is primarily invoiced in United States dollars, but payment is also made in Argentine and Colombian pesos, at the then-current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to United States dollars, our company’s functional currency. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentine peso and US dollar has varied between 3.05 pesos to one US dollar to 3.47 pesos to the US dollar, a fluctuation of approximately 14%. Exchange rates between the Colombian peso and US dollar have varied between 2,632 pesos to one US dollar to 1,648 pesos to one US dollar since September 1, 2005, a negative fluctuation of approximately 60%. As currency exchange rates fluctuate, translation of the statements of income of international businesses into United States dollars will affect comparability of revenues and expenses between periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On 25 separate dates beginning on July 1, 2008 and ending on September 30, 2008, we sold an aggregate of 4,800,355 shares of our common stock for an aggregate purchase price of $5,270,745. These shares were issued to 149 holders of warrants to purchase shares of our common stock upon exercise of the warrants. The shares were issued to these holders in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchasers of the warrants, who had represented to us in the private placement of the warrants that they were accredited investors as defined in Regulation D under the Securities Act.

On July 22, 2008, we issued 50,000 shares of our common stock to a holder of exchangeable shares, which were issued by a subsidiary of Gran Tierra in a share exchange on November 10, 2005, and were exchanged for shares of our common stock. The shares were issued to this holder in reliance on Regulation S promulgated by the SEC as the investor was not a resident of the United States.

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

GRAN TIERRA ENERGY INC.

Date: November 6, 2008	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: November 6, 2008	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (Reg. No. 333-153376), filed with the SEC on October 10, 2008.

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (File No.000-52594).

10.1	Form of Shareholder Support Agreement Respecting the Arrangement Involving Solana Resources Limited, Gran Tierra Energy Inc. and Gran Tierra Exchangeco Inc. (Solana Shareholders)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

10.2	Form of Shareholder Support Agreement Respecting the Arrangement Involving Solana Resources Limited, Gran Tierra Energy Inc. and Gran Tierra Exchangeco Inc. (Gran Tierra Stockholders)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

10.3	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32	Section 1350 Certifications.	Filed herewith.