Form 10-Q/A
period 2008-09-30
GRAN TIERRA ENERGY, INC.
filed 2008-11-19
CIK 1273441

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

Large Accelerated Filer ࿠	Accelerated Filer ☒
Non-Accelerated Filer ࿠	(do not check if a smaller reporting company) Smaller Reporting Company ☐

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed solely to correct the inadvertent omission of Exhibit 10.3, which was listed on the Exhibit Index, but was not filed with the Form 10-Q for the quarter ended September 30, 2008 (the “Form 10-Q”). No other changes have been made to the Form 10-Q, other than to include Exhibit 10.3 and to revise the Exhibit Index. This Form 10-Q/A also includes Exhibits 31.1 and 31.2, as required by Securities and Exchange Commission rules.

2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: November 19, 2008	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: November 19, 2008	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

3.

EXHIBIT INDEX

Exhibit
No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (Reg. No. 333-153376), filed with the SEC on October 10, 2008.

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (File No.000-52594).

10.1	Form of Shareholder Support Agreement Respecting the Arrangement Involving Solana Resources Limited, Gran Tierra Energy Inc. and Gran Tierra Exchangeco Inc. (Solana Shareholders)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

10.2	Form of Shareholder Support Agreement Respecting the Arrangement Involving Solana Resources Limited, Gran Tierra Energy Inc. and Gran Tierra Exchangeco Inc. (Gran Tierra Stockholders)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

10.3	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32	Section 1350 Certifications.	Previously filed.

4.