Form 10-Q
period 2009-03-31
GRAN TIERRA ENERGY, INC.
filed 2009-05-08
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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
(403) 265-3221
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   YES   ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	(do not check if a smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐  NO ☒

On May 1, 2009, the following numbers of shares of the registrant’s capital stock were outstanding: 203,799,912 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value,  representing 10,675,396 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and  one share of Special B Voting Stock, $0.001 par value,  representing 26,897,645 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)
	Three Months Ended March 31,
	2009	2008

REVENUE AND OTHER INCOME
Oil and natural gas sales	$33,151	$20,749
Interest	414	70
	33,565	20,819
EXPENSES
Operating	7,086	2,527
Depletion, depreciation and accretion	27,529	3,064
General and administrative	5,125	4,133
Derivative financial instruments loss (Note 10)	-	1,184
Foreign exchange (gain) loss	(20,222)	14
	19,518	10,922

INCOME BEFORE INCOME TAXES	14,047	9,897
Income tax recovery (expense) (Note 7)	85	(5,221)
NET INCOME AND COMPREHENSIVE INCOME	14,132	4,676
RETAINED EARNINGS (ACCUMULATED DEFICIT), BEGINNING OF PERIOD	6,984	(16,511)
RETAINED EARNINGS (ACCUMULATED DEFICIT), END OF PERIOD	$21,116	$(11,835)

NET INCOME PER SHARE — BASIC	0.06	0.05
NET INCOME PER SHARE — DILUTED	0.06	0.04
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	238,907,060	96,984,978
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	248,914,219	119,127,570

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars)

	March 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$147,710	$176,754
Accounts receivable	33,537	7,905
Inventory	2,628	999
Taxes receivable	2,538	5,789
Prepaids	1,563	1,103
Derivative financial instruments (Note 10)	146	233
Deferred tax assets (Note 7)	1,222	2,262

Total Current Assets	189,344	195,045

Oil and Gas Properties (using the full cost method of accounting)
Proved	402,366	380,855
Unproved	353,454	384,195

Total Oil and Gas Properties	755,820	765,050

Other Assets	2,252	2,502

Total Property, Plant and Equipment (Note 4)	758,072	767,552

Long Term Assets
Deferred tax assets (Note 7)	3,245	10,131
Other long-term assets	1,599	1,315
Goodwill	98,210	98,582

Total Long Term Assets	103,054	110,028

Total Assets	$1,050,470	$1,072,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 8)	$16,590	$21,134
Accrued liabilities (Note 8)	11,526	12,841
Current taxes payable	25,686	28,163
Deferred tax liability (Note 7)	-	100
Asset retirement obligation - current (Note 6)	475	-

Total Current Liabilities	54,277	62,238

Long term liabilities	25	40
Deferred tax liability (Note 7)	183,124	213,093
Deferred remittance tax	940	1,077
Asset retirement obligation (Note 6)	4,180	4,251

Total Long Term Liabilities	188,269	218,461

Commitments and Contingencies (Note 9)
Subsequent Event (Note 13)
Shareholders’ Equity
Common shares (Note 5)	226	226
(199,786,010 and 190,248,384 common shares and 39,533,780 and 48,238,269 exchangeable shares, par value $0.001 per share, issued and outstanding as at March 31, 2009 and December 31, 2008, respectively)

Additional paid in capital	755,726	753,236
Warrants	30,856	31,480
Retained earnings	21,116	6,984

Total Shareholders’ Equity	807,924	791,926

Total Liabilities and Shareholders’ Equity	$1,050,470	$1,072,625

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2009	2008

Operating Activities
Net income	$14,132	$4,676
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depletion, depreciation and accretion	27,529	3,064
Deferred taxes	(3,982)	621
Stock based compensation	1,125	448
Unrealized loss on financial instruments	87	693
Unrealized foreign exchange gain	(18,298)	-
Settlement of asset retirement obligations (Note 6)	(52)	-
Net changes in non-cash working capital
Accounts receivable	(25,260)	(12,189)
Inventory	(57)	214
Prepaids	(460)	(86)
Accounts payable and accrued liabilities	(3,176)	5,934
Taxes receivable and payable	774	5,778

Net cash (used in) provided by operating activities	(7,638)	9,153

Investing Activities
Oil and gas property expenditures	(21,627)	(6,530)
Long term assets and liabilities	(299)	(8)

Net cash (used in) investing activities	(21,926)	(6,538)

Financing Activities
Proceeds from issuance of common stock	520	5,220

Net cash provided by financing activities	520	5,220

Net (decrease) increase in cash and cash equivalents	(29,044)	7,835

Cash and cash equivalents, beginning of period	176,754	18,189

Cash and cash equivalents, end of period	$147,710	$26,024

Cash	$22,877	$26,024
Term deposits	124,833	-
Cash and cash equivalents, end of period	$147,710	$26,024

Supplemental cash flow disclosures:
Cash paid for taxes	$1,540	$-
Non-cash investing activities:
Non-cash working capital related to capital additions	$8,413	$10,739

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31, 2009	Year Ended December 31, 2008

Share Capital
Balance beginning of period	$226	$95
Issue of common shares	-	131

Balance end of period	$226	$226

Additional Paid-in-Capital
Balance beginning of period	$753,236	$72,458
Issue of common shares	457	663,405
Issue of stock options in a business combination	-	1,345
Exercise of warrants	624	12,864
Exercise of stock options	63	72
Stock based compensation expense	1,346	3,092

Balance end of period	$755,726	$753,236

Warrants
Balance beginning of period	$31,480	$20,750
Issue of warrants	-	23,594
Exercise of warrants	(624)	(12,864)

Balance end of period	$30,856	$31,480

Retained Earnings (Accumulated Deficit)
Balance beginning of period	$6,984	$(16,511)
Net income	14,132	23,495

Balance end of period	$21,116	$6,984

Total Shareholders’ Equity	$807,924	$791,926

(See notes to the condensed consolidated financial statements)

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

2. Significant Accounting Policies

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at March 31, 2009, the results of its operations and cash flows for the three month periods ended March 31, 2009 and 2008.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2009. The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company’s 2008 Annual Report on Form 10-K and are the same policies followed in these unaudited interim consolidated financial statements, except as disclosed below.

Inventory

Crude oil inventories at March 31, 2009 and December 31, 2008 are $2.5 million and $0.8 million, respectively. Supplies at March 31, 2009 and December 31, 2008 are $0.1 million and $0.2 million, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under US GAAP and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 10 for information and related disclosures. Effective January 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  The adoption of SFAS 157 related to these items on January 1, 2009 did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, and SFAS 160, “Non-controlling Interests in` Consolidated Financial Statements”. SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited and the provisions are applied prospectively. The adoption of these statements on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements but these changes may affect potential future business combinations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. Emerging Issues Task Force “EITF” 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this EITF on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

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

3. Segment and Geographic Reporting

The Company’s reportable operating segments are Colombia and Argentina based on a geographic organization. The Company is primarily engaged in the exploration and production of oil and natural gas. Peru is not a reportable segment because the level of activity on these land holdings is not significant at this time and is included as part of the Corporate segment. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and natural gas operations before price risk management and income taxes.

Effective November 14, 2008, the Company completed its acquisition of Solana Resources Limited (“Solana”), an international resource company engaged in the acquisition, exploration, development and production of oil and natural gas in Colombia with its head office located in Calgary, Alberta, Canada.     The results of Colombia and Corporate segments include the operations of Solana subsequent to its acquisition on November 14, 2008.

The following tables present information on the Company’s reportable geographic segments:

	Three Months Ended March 31, 2009
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$30,275	$2,876	$-	$33,151
Interest income	224	40	150	414
Depreciation, depletion & accretion	25,923	1,530	76	27,529
Depreciation, depletion & accretion - per unit of production	30.36	18.26	-	29.36
Segment income (loss) before income tax	17,581	(446)	(3,088)	14,047
Segment capital expenditures	$17,932	$448	$786	$19,166

	Three Months Ended March 31, 2008
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$19,365	$1,384	$-	$20,749
Interest income	62	5	3	70
Depreciation, depletion & accretion	2,467	567	30	3,064
Depreciation, depletion & accretion - per unit of production	11.46	13.07	-	11.84
Segment income (loss) before income tax	14,267	(673)	(3,697)	9,897
Segment capital expenditures	$8,149	$416	$589	$9,154

	As at March 31, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant & equipment	$725,854	$27,045	$5,173	$758,072
Goodwill	98,210	-	-	98,210
Other assets	49,081	9,853	135,254	194,188
Total assets	$873,145	$36,898	$140,427	$1,050,470

	As at December 31, 2008
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant & equipment	$735,208	$27,882	$4,462	$767,552
Goodwill	98,582	-	-	98,582
Other assets	44,554	8,868	153,069	206,491
Total assets	$878,344	$36,750	$157,531	$1,072,625

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. In 2009, the Company has one significant customer for its Colombian crude oil, Ecopetrol S.A., a Colombian government agency. In Argentina, the Company has one significant customer, Refineria del Norte S.A.

4. Property, Plant and Equipment

	As at March 31, 2009			As at December 31, 2008
(Thousands of U.S. Dollars)	Cost	Accumulated DD&A	Net book value	Cost	Accumulated DD&A	Net book value
Oil and natural gas properties
Proved	$468,775	$(66,409)	$402,366	$419,539	$(38,684)	$380,855
Unproved	353,454	-	353,454	384,195	-	384,195
	822,229	(66,409)	755,820	803,734	(38,684)	765,050
Furniture and fixtures and leasehold improvements	2,042	(1,035)	1,007	1,979	(848)	1,131
Computer equipment	2,666	(1,552)	1,114	1,791	(526)	1,265
Automobiles	196	(65)	131	163	(57)	106
Total capital assets	$827,133	$(69,061)	$758,072	$807,667	$(40,115)	$767,552

During the three months ended March 31, 2009, the Company capitalized $0.6 million (year ended December 31, 2008 - $1.9 million) of general and administrative expenses related to the Colombian full cost center, including $0.2 million (year ended December 31, 2008 - $0.4 million) of stock based compensation expense, and $0.1 million (year ended December 31, 2008 - $0.8 million) of general and administrative expenses in the Argentina full cost center, including $41,000 (year ended December 31, 2008 - $0.1 million) of stock based compensation.

The unproved oil and natural gas properties at March 31, 2009 consist of exploration lands held in Colombia, Argentina and Peru. As at March 31, 2009, the Company had $344.7 million (December 31, 2008 - $375.9 million) in unproved assets in Colombia, $4.4 million (December 31, 2008 - $4.7 million) of unproved assets in Argentina and $4.3 million (December 31, 2008 - $3.6 million) of unproved assets in Peru. These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess and allocate the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

5. Share Capital

The Company’s authorized share capital consists of 325,000,002 shares of capital stock, of which 300 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share (collectively, “common stock”), and two shares designated as special voting stock, par value $0.001 per share. As at March 31, 2009, outstanding share capital consists of 199,786,010 common voting shares of the Company, 28,658,384 exchangeable shares of Gran Tierra Exchange Co., and 10,875,396 exchangeable shares of Goldstrike Exchange Co. The exchangeable shares of Gran Tierra Exchange Co, were issued upon acquisition of Solana. The exchangeable shares of Gran Tierra Goldstrike Inc. were issued upon business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. Each exchangeable share is exchangeable into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have substantially the same rights as holders of common voting shares.

Warrants

At March 31, 2009, the Company has 6,257,016 warrants outstanding to purchase 3,128,508 common shares for $1.25 per share, 18,370,386 warrants outstanding to purchase 9,185,193 common shares for $1.05 per share and 7,145,938 warrants assumed upon the acquisition of Solana to purchase 7,145,938 common shares for CDN$2.10 per share.

Stock Options

As at March 31, 2009, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire shares of the Company’s common stock. On November 14, 2008, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increases the number of shares of common stock available for issuance thereunder from 9,000,000 shares to 18,000,000 shares.

The Company grants options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or the grantee’s end of service to the Company, whichever occurs first. At the time of grant, the exercise price equals the market price. For the three months ended March 31, 2009, 43,820 common shares were issued upon the exercise of 43,820 stock options (three months ended March 31, 2008 – 74,167). The following options are outstanding as of March 31, 2009:

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Outstanding, December 31, 2008	11,406,870	$2.13
Granted in 2009	500,000	2.37
Exercised in 2009	(43,820)	(1.41)
Forfeited in 2009	(81,668)	(2.34)
Outstanding, March 31, 2009	11,781,382	$2.14

The weighted average grant date fair value for options granted in 2009 was $1.43. The intrinsic value of options exercised for the three months ended March 31, 2009 was $75,890 (three months ended March 31, 2008 - $143,709)

The table below summarizes stock options outstanding at March 31, 2009:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of Exercise Prices ($/option)	Options	$/Option	Expiry Years
0.50 to 1.00	1,097,502	$0.80	6.6
1.01 to 1.30	1,779,999	1.26	7.7
1.31 to 2.00	470,752	1.76	7.7
2.01 to 3.00	7,942,571	2.40	9.3
3.01 to 10.00	490,558	4.38	7.2
Total	11,781,382	$2.14	8.7

The aggregate intrinsic value of options outstanding at March 31, 2009 is $6.2 million based on the Company’s closing stock price of $2.51 for that date. At March 31, 2009, there was $7.1 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years.

For the three months ended March 31, 2009, the stock-based compensation expense was $1.3 million (three months ended March 31, 2008 - $0.6 million) of which $1.0 million (three months ended March 31, 2008 - $0.3 million) was recorded in general and administrative expense and $0.1 million was recorded in operating expense in the consolidated statement of operations (three months ended March 31, 2008 – $0.1 million). For the three months ended March 31, 2009, $0.2 million of stock based compensation was capitalized as part of exploration and development costs (three months ended March 31, 2008 – $0.2 million).

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

	Three Months Ended March 31,
	2009	2008
Dividend yield ($ per share)	$nil	$nil
Volatility (%)	97%	75% to 92%
Risk-free interest rate (%)	0.62%	2.05%
Expected term (years)	3 years	3 years
Estimated forfeiture percentage (% per year)	10%	10%

Weighted average shares outstanding

Three Months Ended March 31, 2009
Weighted average number of common and exchangeable shares outstanding	238,907,060
Shares issuable pursuant to warrants	9,903,126
Shares issuable pursuant to stock options	2,750,940
Shares to be purchased from proceeds of stock options	(2,646,907)
Weighted average number of diluted common and exchangeable shares outstanding	248,914,219

Income (loss) per share

For the three months ended March 31, 2009, options to purchase 504,850 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive. For the three months ended March 31, 2008, options to purchase 200,000 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive.

6. Asset Retirement Obligation

As at March 31, 2009 the Company’s asset retirement obligation was comprised of a Colombian obligation in the amount of $3.7 million (December 31, 2008 - $3.5 million) and an Argentine obligation in the amount of $1.0 million (December 31, 2008 - $0.8 million). Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties were as follows:

(Thousands of U.S. Dollars)	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Balance, beginning of period	$4,251	$799
Liability assumed in a business combination	-	3,148
Settlements	(52)	(334)
Liability incurred	332	615
Foreign exchange	(32)	(29)
Accretion	156	52
Balance, end of period	$4,655	$4,251

Asset retirement obligation - current	$475	$-
Asset retirement obligation - long term	4,180	4,251
Balance, end of period	$4,655	$4,251

7. Income Taxes

The income tax expenses (recoveries) reported differ from the amount computed by applying the Canadian statutory rate to income before income taxes for the following reasons:
	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2009	2008
Income before income taxes	$14,047	$9,897
	29.00%	32.12%
Income tax expense expected	4,074	3,179
Benefit of current period tax losses not recognized	2,001	161
Foreign currency translation adjustments	(5,159)	-
Depreciation on inflationary adjustments	(52)	-
Impact of tax rate changes on deferred tax balances	-	124
Impact of foreign taxes	97	3,508
Enhanced tax depreciation incentive	(712)	(545)
Stock based compensation	276	83
Non-deductible items	303	34
Previously unrecognized tax assets	619	(1,323)
Partnership income pick-up in the United States	(1,532)	-
Total income tax expense (recovery)	$(85)	$5,221

	As at
(Thousands of U.S. Dollars)	March 31, 2009	December 31, 2008
Deferred tax assets
Tax benefit of loss carryforwards	$10,830	$16,905
Book value in excess of tax basis	742	1,228
Foreign tax credits and other accruals	9,106	9,595
Capital losses	1,043	1,419
Deferred tax assets before valuation allowance	21,721	29,147
Valuation allowance	(17,254)	(16,754)
	$4,467	$12,393

Deferred tax assets - current	$1,222	$2,262
Deferred tax assets - long-term	3,245	10,131
	$4,467	$12,393

Deferred tax liabilities
Current - book value in excess of tax basis	$-	$(100)
Long-term - book value in excess of tax basis	(183,124)	(213,093)
	$(183,124)	$(213,193)

Net deferred tax liabilities	$(178,657)	$(200,800)

The Company was required to calculate a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this law, therefore, no further remittance tax liabilities will be accrued. The historical balance which was included in the Company’s financial statements as of March 31, 2009 was $0.9 million (December 31, 2008 - $1.1 million).

The Company has accrued no amounts as of March 31, 2009, for the potential payment of interest and penalties. For the three months ended March 31, 2009, the Company has not recognized any amounts in respect of potential interest and penalties associated with uncertain tax positions. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions. The Company is subject to income tax examinations for the calendar tax years ended 2005 through 2008 in all jurisdictions.

As at March 31, 2009, the Company has deferred tax assets relating to net operating loss carryforwards of $15.9 million (December 31, 2008 - $17.0 million) and capital losses of $1.0 million (December 31, 2008 – $1.4 million) before valuation allowances. Of these losses, $15.9 million (December 31, 2008 - $17.0 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses, $1.0 million (December 31, 2008 - $1.4 million) will begin to expire by 2011 and $15.9 million of net operating losses (December 31, 2008 - $17.0 million) will begin to expire thereafter.

8. Accounts Payable and Accrued Liabilities

The balances in accrued liabilities and accounts payable are comprised of the following:

	As at March 31, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$12,484	$329	$119	$12,932
Payroll	751	217	389	1,357
Audit, legal, consultants	-	103	744	847
General and administrative	1,496	119	213	1,828
Operating	10,222	930	-	11,152
Total	$24,953	$1,698	$1,465	$28,116

	As at December 31, 2008
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$11,654	$1,254	$4	$12,912
Payroll	978	435	921	2,334
Audit, legal, consultants	-	126	1,351	1,477
General and administrative	1,193	52	898	2,143
Operating	13,309	1,800	-	15,109
Total	$27,134	$3,667	$3,174	$33,975

9. Commitments and Contingencies

Leases

Gran Tierra holds four categories of operating leases: office, compressor, vehicle and housing. Future lease payments at March 31, 2009 are as follows:

	Payments Due in Period
	As at March 31, 2009
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$4,401	$1,590	$2,331	$470	$10
Drilling and Completion Services	1,095	975	120	-	-
Total	$5,496	$2,565	$2,451	$470	$10

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

Contingencies

Ecopetrol and Gran Tierra Energy Colombia Ltd. “Gran Tierra Colombia”, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. There is a material difference in the interpretation of the procedure established in Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back-in to the Guayuyaco discovery. Gran Tierra Colombia’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. There has been no agreement between the parties, and Ecopetrol has filed a lawsuit in the Contravention Administrative Court in the District of Cauca regarding this matter. Gran Tierra Colombia filed a response on April 29, 2008 in which it refuted all of Ecopetrol’s claims and requested a change of venue to the courts in Bogota.  At this time no amount has been accrued in the financial statements as the Company does not consider it probable that a loss will be incurred. Ecopetrol is claiming damages of approximately $4.1 million. To the Company’s knowledge, there are no other legal proceedings against Gran Tierra.

10. Financial Instruments, Fair Value Measurements and Credit Risk

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and derivative financial instruments. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. As at March 31, 2009, the fair values of financial instruments approximate their book amounts due to the short-term maturity of these instruments. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. The book value of the accounts receivable reflects management’s assessment of the associated credit risks.

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. In 2009, the Company has one significant customer for its Colombian crude oil, Ecopetrol. In Argentina, the Company has one significant customer, Refineria del Norte S.A.

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

	As at March 31,
(Thousands of U.S. Dollars)	2009	2008
Realized financial derivative (gain) loss	$(87)	$491
Unrealized financial derivative loss	87	693
Derivative financial instruments loss	$-	$1,184

	As at March 31,	As at December 31,
Assets	2009	2008
Derivative financial instruments	$146	$233

Certain of Gran Tierra’s assets and liabilities are reported at fair value in the accompanying balance sheets. The following tables provide fair value measurement information for such assets and liabilities as at March 31, 2009 and December 31, 2008.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at March 31, 2009 and December 31, 2008. These assets and liabilities are not presented in the following tables.

As at March 31, 2009
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
(Thousands of U.S. Dollars)
Crude oil collar	$146	$146	$-	$146	$-

As at December 31, 2008
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
(Thousands of U.S. Dollars)
Crude oil collar	$233	$233	$-	$233	$-

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

The Company uses a Level 2 method to measure the fair value of its crude oil collars. The fair values of the crude oil are estimated using internal discounted cash flow calculations based upon forward commodity price curves, quotes obtained from brokers for contracts with similar terms or quotes obtained from counterparties to the agreements. The Company does not have any other assets or liabilities whose fair value is measured using Level 1 or 3 methods.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 1 Fair Value Measurements
The Company does not have any assets or liabilities whose fair value is measured using this method.

Level 2 Fair Value Measurements
Crude oil collars — The fair values of the crude oil collars are estimated using internal discounted cash flow calculations based upon forward commodity price curves, quotes obtained from brokers for contracts with similar terms or quotes obtained from counterparties to the agreements.

Level 3 Fair Value Measurements
The Company does not have any financial assets or financial liabilities whose fair value is measured using this method.

11. Credit Facilities

Effective February 28, 2007, the Company entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of the Company’s petroleum reserves of a subsidiary, Gran Tierra Colombia, up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of Gran Tierra’s Mid-Year 2007 Independent Reserve Audit, the Company has received preliminary approval to increase the borrowing base to $20 million; however, this has not been pursued further as the additional credit is not required at this time. The facility includes a letter of credit sub-limit of $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by the assets of Gran Tierra Colombia. Under the terms of the facility, the Company is required to maintain and is in compliance with specified financial and operating covenants. Gran Tierra was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the September 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As at March 31, 2009, no amounts have been drawn-down under this facility.

Following the acquisition of Solana, effective November 14, 2008, Gran Tierra obtained access to an additional credit facility with BNP Paribas.  The facility has a maturity date of December 20, 2010.  The borrowing base is currently $26 million, based on the current value of petroleum reserves of the subsidiary, Solana Petroleum Exploration (Colombia) Ltd., up to a maximum of $100 million.  The facility includes a letter of credit sublimit of $5 million.  Amounts drawn down under the facility bear interest at the Eurodollar rate plus a margin for each quarter dependent on production for the previous quarter as follows:   3.125% for production less than 1,500 barrels of oil per day; 2.875% for production between 1,500 and 3,000 barrels of oil per day; 2.625% for production between 3,000 and 5,000 barrels of oil per day; and 2.375% for production over 5,000 barrels of oil per day.  The facility is secured primarily by the assets of Solana Petroleum Exploration (Colombia) Ltd.  Under the terms of the facility, the Company is required to maintain and is in compliance with specified financial and operating covenants.  As at March 31, 2009, no amounts have been drawn-down under this facility.

Both Standard Bank Plc and BNP Paribas provided consent letters with regard to Gran Tierra’s acquisition of Solana, specifically providing that the acquisition would not trigger any change in control provisions under the respective facilities. The letters of consent provided by the banks each contain a number of conditions which effectively limit the time period of the consent to June 12, 2009.  The Company is currently working with both banks to determine the appropriate facility going forward.

12. Related Party Transaction

On February 1, 2009, the Company entered into a sublease for office space with a company, of which two of Gran Tierra’s directors are shareholders and directors.  The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $7,050 per month plus approximately $4,000 for operating and other expenses.  The terms of the sublease are consistent with current market conditions in the Calgary, Alberta, Canada real estate market.

13. Subsequent Event

In April 2009, the Company signed an agreement with a third party for the sale of Gran Tierra’s interests in the Guachiria Norte, Guachiria, and Guachiria Sur blocks in Colombia. The sale closed on April 16, 2009. Principal terms include consideration of $7.0 million, prior to adjustments related to settlement of outstanding issues between the third party and Gran Tierra’s subsidiary, Solana, comprising an initial cash payment of $4.0 million at closing, followed by 15 monthly installments of $200,000 each beginning June 1, 2009 and extending through August 3, 2010. Gran Tierra will retain a 10% overriding royalty interest on the Guachiria Sur block in the event of a discovery, designed to reimburse 200% of Gran Tierra’s net costs for previously acquired seismic data. Gran Tierra has agreed to assume any environmental liabilities existing on the properties at the date of sale, estimated at $1.2 million.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements as set out in Part I – Item 1 of this Quarterly Report on Form 10-Q, as well as the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 27, 2009.

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

Effective November 14, 2008, we completed the acquisition of Solana Resources Limited (“Solana”).  Upon completion of the transaction, Solana became an indirect wholly-owned subsidiary of Gran Tierra. Solana is an international resource company engaged in the acquisition, exploration, development and production of oil and natural gas.  Solana is incorporated in Alberta, Canada with its head office in Calgary, Alberta. At the date of acquisition, Solana held various working interests in nine blocks in Colombia and was the operator of six of those blocks, four of which contained producing assets. As a result of the acquisition, Gran Tierra increased its working interest in two of the producing blocks and has a working interest in seven new blocks.

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

Financial and Operational Highlights (1)

	Three Months Ended March 31,
	2009	2008	% Change

Production - Barrels of Oil Equivalent per Day	10,417	2,843	266

Barrels of Oil Equivalent Prices Realized	$35.36	$80.20	(56)

Revenue and Interest ($000's)	$33,565	$20,819	61

Net Income ($000's)	$14,132	$4,676	202

Net Income Per Share - Basic	$0.06	$0.05	20

Net Income Per Share - Diluted	$0.06	$0.04	50

Capital Expenditures ($000's)	$19,166	$9,154	109

	As at March 31,	As at December 31,
	2009	2008	% Change

Cash & Cash Equivalents ($000's)	$147,710	$176,754	(16)

Property, Plant & Equipment ($000's)	$758,072	$767,552	(1)

(1) The Financial and Operating Highlights include the operations of Solana subsequent to its acquisition on November 14, 2008.

Financial Highlights for Three Months Ended March 31, 2009

•
In the first quarter of 2009, production of crude oil and natural gas (net after royalty and inventory adjustments) averaged 10,417 barrels of oil equivalent per day, an increase of 266% over the same period in 2008, due mainly to production from three new development wells in the Costayaco field in the Chaza Block in Colombia where Gran Tierra has a 100% working interest subsequent to the acquisition of Solana.

•	Increased production offset partially by lower oil prices resulted in a 61% increase in total revenues over the same period in 2008.

•
Net income for the three months ended March 31, 2009 tripled from the same quarter of last year mainly due to higher revenues from operations and a foreign exchange gain of $20.2 million, resulting primarily from the translation of a deferred tax liability recorded on the purchase of Solana, partially offset by increased depletion expense related to the Solana acquisition and higher production levels.

•
On a per share basis, net income increased by 20% as the impact of improved earnings was partially offset by a 146% increase in weighted average shares outstanding to 239 million shares during the current quarter compared with 97 million shares in the same period last year.

•
Oil and gas property expenditures for the first quarter of 2009 include further development drilling in the Costayaco field, the drilling of the Puinaves - 2 exploration well in the Guachiria Norte Block and acquisition of 3D seismic in the Guachiria Sur block all in Colombia.

•	Our cash position of $147.7 million at March 31, 2009 decreased from $176.8 million at December 31, 2008 as a result of first quarter capital expenditures and cash used in operating activities.

•
Property, plant & equipment as at March 31, 2009 was $758.1 million, a slight decrease from December 31, 2008, primarily as a result of increased depletion, depreciation and accretion (“DD&A”), offsetting the current quarter capital additions.

Consolidated Results of Operations

	Three Months Ended March 31,
Consolidated Results of Operations (1)	2009	2008	% Change
(Thousands of U.S. Dollars)
Revenue	$33,151	$20,749	60
Interest	414	70	491
	33,565	20,819	61

Operating expenses	7,086	2,527	180
Depletion, depreciation and accretion	27,529	3,064	798
General and administrative expenses	5,125	4,133	24
Derivative financial instruments loss	-	1,184	(100)
Foreign exchange (gain) loss	(20,222)	14	-
	19,518	10,922	79

Income before income taxes	14,047	9,897	42
Income tax recovery (expense)	85	(5,221)	(102)
Net income	$14,132	$4,676	202

Production, Net of Royalties

Oil and NGL's ("bbl") (2)	935,048	258,682	261
Natural gas ("mcf")	49,028	808	-
Total production ("boe") (2) (3)	937,499	258,722	262

Average Prices

Oil and NGL's ("per bbl")	$35.27	$80.21	(56)
Natural gas ("per mcf")	$3.45	$0.41	741

Consolidated Results of Operations ("per boe")

Revenue	$35.36	$80.20	(56)
Interest	0.44	0.27	63
	35.80	80.47	(56)

Operating expenses	7.56	9.77	(23)
Depletion, depreciation and accretion	29.36	11.84	148
General and administrative expenses	5.47	15.97	(66)
Derivative financial instruments loss	-	4.58	(100)
Foreign exchange (gain) loss	(21.57)	0.05	-
	20.82	42.22	(51)

Income before income taxes	14.98	38.25	(61)
Income tax expenses	0.09	(20.18)	(100)
Net income	$15.07	$18.07	(17)

(1) Consolidated results of operations include the operations of Solana subsequent to its acquisition on November 14, 2008.
(2) Gas volumes are converted to barrels of oil equivalent (“boe”) at the rate of 20 thousand cubic feet ("mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. Natural gas liquid (“NGL”) volumes are converted to boe on a one-to-one basis with oil.
(3) Production represents production volumes adjusted for inventory changes.

Consolidated Results of Operations for the Three Months Ended March 31, 2009 compared to the Results for the three Months Ended March 31, 2008

The net income for the three months ended March 31, 2009 amounted to $14.1 million, or $0.06 per share, an increase of 202% from the same period in 2008. Higher oil revenues, a $20.2 million foreign exchange gain primarily due to the translation of deferred taxes, and a decrease in income taxes contributed to the increase in net income.  These factors were partially offset by increases in operating expenditures due to higher Colombian production, increased depletion expense associated with the acquisition of Solana and higher production levels, and increased general and administrative expenses due to expanded activities. Net income from the first quarter of 2008 included a loss of $1.2 million from derivative financial instruments.

As a result of the Solana acquisition, we increased our working interest to 100% in Costayaco and 70% in Juanambu, in Colombia, which resulted in increased production, revenue, operating costs, and DD&A in Q1 2009.

Our revenue and interest increased 61% to $33.6 million for the three months ended March 31, 2009 compared to $20.8 million in the same period in 2008 due to an increase of 261% in crude oil production partially offset by a decrease in crude oil prices.

Crude oil and NGL production for the three months ended March 31, 2009 increased to 935,048 barrels compared to 258,772 barrels for the same period in 2008 due mainly to the inclusion of production from four wells in the Costayaco field, including Solana’s 50% share of production, and production from Juanambu – 1 in the Guayuyaco Block including Solana’s 35% share of production. In the first quarter of 2008, Colombia production included production from Costayaco – 1 and Juanambu – 1 along with production from the Santana Block. Average realized crude oil prices for the quarter decreased to $35.27 per barrel from $80.21 per barrel for the first three months of 2008 reflecting lower WTI oil prices.

Operating expenses for the first quarter of 2009 amounted to $7.1 million, a 180% increase from the same period in 2008 due primarily to the increased production in Colombia. However, for the three months ended March 31, 2009, the fields in Colombia with high production wells and lower operating expenses resulted in operating expenses of $7.56 per boe, a 23% decline from the same period in 2008.

DD&A expense for the first three months of 2009 increased 798% to $27.5 million due to higher production levels as well as amortization of $20.9 million related to the fair value of Solana’s property, plant and equipment recorded upon its acquisition in 2008. A 148% increase in the average depletion rate to $29.36 per boe for the three months ended March 31, 2009 was primarily due to the significant additions to the proved depletable cost base partially offset by higher proved reserves in Colombia.

General and administrative (“G&A”) expenses of $5.1 million for the three months ended March 31, 2009 were 24% higher than the same period in 2008 due to increased employee related costs reflecting the expanded operations in Colombia and the 2008 option grants.

A foreign exchange gain of $20.2 million for the first quarter of 2009 primarily represents a $18.9 million foreign exchange gain resulting from the translation of a deferred tax liability recorded on the purchase of Solana. This deferred tax liability, a monetary liability, is denominated in the local currency of Colombia and as a result, a foreign exchange gain has been calculated on conversion to the US dollar functional currency.

Derivative financial instruments loss in the three months ended March 31, 2008 was $1.2 million from the costless collar financial derivative contract for crude oil prices entered into pursuant to the terms and conditions of Gran Tierra’s credit facility. There were no net gains or losses related to derivative financial instruments for the three months ended March 31, 2009.

Income tax recovery (expense) for the first three months ended March 31, 2009 amounted to a recovery of $0.1 million compared to income tax expense of $5.2 million recorded in the same period in 2008. Earnings in the first quarter of 2009 included a non-taxable foreign exchange gain of $20.2 million arising primarily from the translation of deferred tax liabilities related to the Solana acquisition.

Segmented Results of Operations

Our operations are carried out in Colombia, Argentina and Peru and we are headquartered in Calgary, Alberta, Canada. Our reportable segments include Colombia, Argentina and Corporate with the latter including the results of our initial activities in Peru. For the three months ended March 31, 2009, Colombia generated 90.9% of our revenue and other income and reflects the operations of Solana subsequent to its acquisition on November 14, 2008.

Segmented Results – Colombia

	Three Months Ended March 31,
Segmented Results of Operations – Colombia (1)	2009	2008	% Change
(Thousands of U.S. Dollars)
Revenue	$30,275	$19,365	56
Interest	224	62	261
	30,499	19,427	57

Operating expenses	6,098	1,610	279
Depletion, depreciation and accretion	25,923	2,467	951
General and administrative expenses	1,607	1,022	57
Foreign exchange (gain) loss	(20,710)	61	-
	12,918	5,160	150

Segment income before income taxes	$17,581	$14,267	23

Production, Net of Royalties

Oil and NGL's ("bbl") (2)	851,271	215,337	295
Natural gas ("mcf") (2)	49,028	-	-
Total production ("boe") (2) (3)	853,722	215,337	296

Average Prices

Oil and NGL's ("per bbl")	$35.36	$89.93	(61)
Natural gas ("per mcf")	$3.48	$-	-

Segmented Results of Operations ("per boe")

Revenue	$35.46	$89.93	(61)
Interest	0.26	0.29	(10)
	35.72	90.22	(60)

Operating expenses	7.14	7.48	(4)
Depletion, depreciation and accretion	30.36	11.46	165
General and administrative expenses	1.88	4.75	(60)
Foreign exchange (gain) loss	(24.26)	0.28	-
	15.12	23.97	(37)

Segment income before income taxes	$20.60	$66.25	(69)

(1)	Segmented results of operations for Colombia include the operations of Solana subsequent to its acquisition on November 14, 2008.

(2)
Gas volumes are converted to barrels of oil equivalent (“boe”) at the rate of 20 thousand cubic feet ("mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. NGL volumes are converted to boe on a one to one basis with oil.

(3)	Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Colombia for the Three Months Ended March 31, 2009 compared to the Results for the Three Months Ended March 31, 2008

For the three months ended March 31, 2009, income before income taxes from Colombia amounted to $17.6 million compared to $14.3 million recorded for the same period in 2008, primarily the result of increased production of crude oil and a $20.7 million foreign exchange gain, as explained above, partially offset by lower net realized prices, increased operating expenses, DD&A and G&A. On a per barrel basis, the pre-tax income for the three months ended March 31, 2009 was $20.60 versus $66.25 recorded for the same period in 2008.

For the three months ended March 31, 2009, production of crude oil and NGLs increased by 295% to 851,271 barrels compared to 215,337 barrels for the same period in 2008. These production levels are after government royalties ranging from 8% to 20% and third party royalties of 2% to 10%.

Gran Tierra’s Colombian operating results for the three months ended March 31, 2009 are principally impacted by new oil production resulting from the successful 2008 development program in Costayaco including 4 development wells and the inclusion of production from the Solana acquisition. The three months ended March 31, 2008 included production from Costayaco – 1, Juanambu – 1 and the Santana Block.

Our production in the first quarters of 2008 and 2009 was impacted by political and economic factors in Colombia. In the first quarter of 2008, sections of one of the Ecopetrol pipelines were blown up by guerillas, which temporarily reduced our deliveries to Ecopetrol, resulting in higher than average Colombia crude oil inventories at March 31, 2008. Ecopetrol was able to restore deliveries within one to two weeks of these attacks. On November 24, 2008, we temporarily suspended production operations in the Costayaco and Juanambu oil fields. This was as a result of a declaration of a state of emergency and force majeure by Ecopetrol, due to a general strike in the region where our operations are located, resulting in higher than average Colombia crude oil inventories at December 31, 2008.  On January 12, 2009, crude oil transportation resumed in southern Colombia as a result of the lifting of the strike at the Orito facilities operated by Ecopetrol.

The incremental production volumes from Solana properties for the three months ended March 31, 2009 were 442,394 barrels of oil and 49,028 mcf of natural gas. Due to the high cost to transport oil produced from the Guachiria Norte and Guachiria Blocks in Llanos Basin, acquired from Solana in Colombia, production was shut in February 2009. In April 2009, Gran Tierra signed an agreement with a third party for the sale of Gran Tierra's interests in the Guachiria Norte, Guachiria, and Guachiria Sur blocks. The sale closed on April 16, 2009. Principal terms include consideration of $7.0 million, prior to adjustments related to settlement of outstanding issues between the third party and Gran Tierra's subsidiary, Solana, comprising an initial cash payment of $4.0 million at closing, followed by 15 monthly installments of $200,000 each beginning June 1, 2009 and extending through August 3, 2010. Gran Tierra will retain a 10% overriding royalty interest on the Guachiria Sur block in the event of a discovery, designed to reimburse 200% of Gran Tierra's net costs for previously acquired seismic data. Gran Tierra has agreed to assume any environmental liabilities existing on the properties at the date of sale, estimated at $1.2 million.

Revenue and interest were negatively impacted by significantly declining net realized crude oil prices. The average net realized prices for crude oil, which are based on WTI prices, decreased by 61% to $35.36 per barrel for the three months ended March 31, 2009. The combination of increased production partially offset by the effects of lower realized prices resulted in our revenue levels from Colombia for the three months ended March 31, 2009 increasing by 57% to $30.5 million.

Operating expenses increased to $6.1 million from $1.6 million in the same period last year. The increased operating expenses resulted from the increase in producing wells and the inclusion of the Solana operations acquired in 2008. However, the increased production resulted in a reduction of operating expenses on a per barrel basis to $7.14 compared to $7.48 per barrel incurred for the same period last year.

For the three months ended March 31, 2009, DD&A expense increased to $25.9 million from $2.5 million recorded for the same period in 2008. Increased production levels coupled with a higher depletable cost base including Solana properties, partially offset by higher reserve levels, accounted for the increase in DD&A expense.  The incremental DD&A expense recorded as a result of Solana’s acquisition was $20.9 million. Although our Colombian proved reserves increased significantly over those at March 31, 2008 as a result of our successful exploration and development activities, we also invested much of our 2007 and 2008 capital spending on the Colombian development program. Our acquisition of Solana in the fourth quarter of 2008 further increased our proved reserves and our depletable cost base.  Thus, the increase in DD&A expense was due to the significant increases in the depletable basis for the fair value of the Solana proved reserves acquired and future capital expenditures associated with the development of the undeveloped proved reserves at March 31, 2009. These future capital expenditures are for further development well drilling and related infrastructure costs to deliver the increased production volumes from Costayaco.  On a per boe basis, the DD&A expense in Colombia for the current quarter was $30.36, an increase of 165% from the same quarter last year due to the factors described above.

Higher management and administrative expenses incurred to manage the increased level of development and operating activities resulting from the successful 2008 development activities and the acquisition of Solana and increased stock-based compensation expense resulted in G&A expense increasing to $1.6 million for the three months ended March 31, 2009 from $1.0 million incurred for the same period in 2008. On a per barrel basis, the G&A expense decreased by 60% to $1.88 for the current quarter compared to the same quarter in 2008 due to higher production.

Foreign exchange gain for the three months ended March 31, 2009 includes a foreign exchange gain of $20.7 million of which $18.9 million resulted from the translation of a deferred tax liability recognized on the purchase of Solana. This deferred tax liability, a monetary liability, is denominated in the local currency of the Colombian foreign operations and as a result, a foreign exchange gain has been calculated on conversion to the US dollar functional currency. For every 1.0 Colombian peso change in the exchange rate as compared to the U.S. dollar, an exchange gain or loss of $70,000 is estimated.

Capital Program - Colombia

In addition to undertaking oil exploration efforts to further define the potential of our acreage in Colombia, Gran Tierra’s focus for the first quarter of 2009 was to further develop the Costayaco field to increase our production. In support of this strategy, our capital expenditures in Colombia amounted to $17.9 million for the three months ended March 31, 2009. Included in this amount was $7.0 million in capital expenditures related to the Solana properties subsequent to the acquisition.

During the three months ended March 31, 2009, we spent $1.9 million to complete the Costayaco – 6 development well, which drilling had commenced in 2008, and $5.7 million to drill the Costayaco - 7 development well. Testing is continuing into the second quarter of 2009.

For the three months ended March 31, 2009, we also spent $7.9 million on activities on our other blocks including:

•	Rio Magdalena Block – commencement of long-term testing of Popa-2 well at a cost of $0.9 million.
•	Guachiria Sur Block – acquisition of 115 square kilometers of 3D seismic for a cost of $3.3 million.
•	Guachiria Norte Block – drilling of the Puinaves - 2 exploration well, which was dry, at a cost of $2.2million.

During the three months ended March 31, 2008, we spent $8.1 million on capital projects. We completed drilling Costayaco -2 and Costayaco -3 and commenced drilling Costayaco -4 for a total cost during the quarter of $6.5 million. Additional capital expenditures in the first quarter of 2008 included seismic costs of $0.8 million for a 35 square kilometer 3-D seismic program in the Azar Block, and a 42 kilometer 2-D seismic program in the Chaza Block and leasehold improvements of $0.7 million for new office space in Bogota.

Segmented Results – Argentina

	Three Months Ended March 31,
Segmented Results of Operations - Argentina	2009	2008	% Change
(Thousands of U.S. Dollars)
Revenue	$2,876	$1,384	108
Interest	40	5	700
	2,916	1,389	110

Operating expenses	954	902	6
Depletion, depreciation and accretion	1,530	567	170
General and administrative expenses	527	569	(7)
Foreign exchange loss	351	24	-
	3,362	2,062	63

Segment loss before income taxes	$(446)	$(673)	(34)

Production, Net of Royalties

Oil and NGL's ("bbl") (1) (2)	83,777	43,385	93

Average Prices

Oil and NGL's ("per bbl")	$34.33	$31.92	8

Segmented Results of Operations ("per boe")

Revenue	$34.33	$31.90	8
Interest	0.48	0.12	300
	34.81	32.02	9

Operating expenses	11.39	20.79	(45)
Depletion, depreciation and accretion	18.26	13.07	40
General and administrative expenses	6.29	13.12	(52)
Foreign exchange loss	4.19	0.55	662
	40.13	47.53	(16)

Segment loss before income taxes	$(5.32)	$(15.51)	(66)

(1) NGL volumes are converted to boe on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

For the three months ended March 31, 2009 a pre-tax loss from Argentina amounted to $0.4 million compared to a pre-tax loss of $0.7 million recorded in the same period in 2008.  The improvement resulted primarily from a concerted effort to control operating and G&A costs.

Crude oil and NGL production, after 12% royalties, increased to 83,777 barrels for the three months ended March 31, 2009 compared to 43,385 barrels for the same period in 2008. The increase resulted from the successful completion and testing of the Proa – 1 exploration well in the Surubi block in the third quarter of 2008 with sales commencing in the fourth quarter of the year. Natural gas production is used for operating power generation with any excess production sold in the market.

Due to the local regulatory regimes, the price we currently receive for production from our blocks is between $35 and $42.50 per barrel. Furthermore, currently all oil and gas producers in Argentina are operating without sales contracts.  A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Along with most other oil producers in Argentina we are continuing deliveries to the refineries and are negotiating a price for deliveries made after March 31, 2009.  The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced by the lower sales price. We are working with other oil and gas producers in the area, as well as Refiner S.A. and provincial governments, to lobby the federal government for change.

With regulated crude oil prices, the change in our revenues over the same quarter in 2008 has been reflective of changes in our production levels. Revenues of $2.9 million generated in the three months ended March 31, 2009 compared to $1.4 million for the same period in 2008.

The increase in total expenses over the first quarter of 2008 was also attributable to higher production levels as well as expanded operations. Operating expenses for the three months ended March 31, 2009 on a boe basis decreased to $11.39 from $20.79 for the same period in 2008. Likewise, DD&A expense increased, on a boe basis, to $18.26 as compared to $13.07 for the same period in 2008 and was attributable to higher production levels, and an increased depletable cost pool, offset partially by additional proved reserves.   G&A expenses remained constant as compared to the same period in 2008. On a per boe basis, G&A decreased to $6.29 from $13.12 for the same period in 2008 as a result of increased production.

Capital Program - Argentina

Capital expenditures for the three months ended March 31, 2009, amounted to $0.4 million. The company had not budgeted significant capital expenditures in Argentina for the first quarter of 2009. Capital expenditures in Argentina for the three months ended March 31, 2008, were $0.4 million. Costs include facilities upgrades in the Palmar Largo area, exploration land lease costs and capitalized G&A including non-cash stock-based compensation expense.

Segmented Results – Corporate

	Three Months Ended March 31,
	2009	2008	% Change
Segmented Results of Operations – Corporate
(Thousands of U.S. Dollars)
Interest	$150	$3	4,900

Operating expenses	34	15	127
Depletion, depreciation and accretion	76	30	153
General and administrative expenses	2,991	2,542	18
Derivative financial instruments loss	-	1,184	(100)
Foreign exchange loss (gain)	137	(71)	(293)
	3,238	3,700	(12)

Segment loss before income taxes	$(3,088)	$(3,697)	(16)

Segmented Results of Operations - Corporate

In addition to the expenditures associated with the maintenance of Gran Tierra’s headquarters in Calgary, Alberta, Canada, and cost of compliance and reporting under the securities regulation, the results of the Corporate Segment include the results of our initial operations in Peru.

G&A Expenses

The increase in G&A expenses over the same period in the prior year was mainly attributable to higher stock-based compensation expense due to increased option grants.

Loss (Gain) from Derivative Financial Instruments

	As at March 31,
(Thousands of U.S. Dollars)	2009	2008
Realized financial derivative (gain) loss	$(87)	$491
Unrealized financial derivative loss	87	693
Derivative financial instruments loss	$-	$1,184

	As at March 31,	As at December 31,
Assets	2009	2008
Derivative financial instruments	$146	$233

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

For the three months ended March 31, 2008, we recorded a loss of $1.2 million due to the high WTI crude oil price.

Foreign Exchange Loss (Gain)

The foreign exchange loss (gain) results from the translation of foreign currency denominated transactions to US Dollars.

Capital Program – Corporate

The $0.8 million in capital expenditures for the three months ended March 31, 2009 for the Corporate Segment included expenditures of $0.7 million for Peru on our exploration blocks 122 and 128. The costs incurred mainly related to drilling feasibility and geological studies on the blocks. For the first three months of 2008, capital expenditures of $0.6 million related mainly to acquisition of technical data through aeromagnetic-gravity studies in Peru, which began in 2007 and was continued into 2008.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $147.7 million compared to $176.8 million at December 31, 2008. We believe that our cash position and access to unutilized credit facilities with a borrowing base of $33 million and no debt will provide us with sufficient liquidity to meet our strategic objectives and fund our planned capital program for at least the next 12 months. In accordance with our investment policy, cash balances are invested only in United States or Canadian government backed federal, provincial or state securities with the highest credit ratings and short term liquidity.

Effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of our petroleum reserves of a subsidiary, Gran Tierra Colombia., up to maximum of $50 million. The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of our Mid-Year 2007 Independent Reserve Audit, we have received preliminary approval to increase our borrowing base to $20 million; however, this has not been pursued further as the additional credit is not required at this time. The facility includes a letter of credit sub-limit of $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by the assets of our subsidiary, Gran Tierra Colombia. Under the terms of the facility, we are required to maintain and are in compliance with specified financial and operating covenants. We were required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the September 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As of March 31, 2009, no amounts have been drawn-down under this facility.

Following the acquisition of Solana, effective November 14, 2008, we obtained access to an additional credit facility with BNP Paribas.  The facility has a maturity date of December 20, 2010.  The borrowing base is currently $26 million, based on the current value of petroleum reserves of the subsidiary, Solana Petroleum Exploration (Colombia) Ltd., up to a maximum of $100 million.  The facility includes a letter of credit sublimit of $5 million.  Amounts drawn down under the facility bear interest at the Eurodollar rate plus a margin for each quarter dependent on production for the previous quarter as follows:   3.125% for production less than 1,500 barrels of oil per day; 2.875% for production between 1,500 and 3,000 barrels of oil per day; 2.625% for production between 3,000 and 5,000 barrels of oil per day; and 2.375% for production over 5,000 barrels of oil per day.  The facility is secured primarily by the assets of Solana Petroleum Exploration (Colombia) Ltd.  Under the terms of the facility, we are required to maintain and are in compliance with specified financials and operating covenants.  As of March 31, 2009, no amounts have been drawn-down under this facility.

Both Standard Bank Plc and BNP Paribas have provided consent letters with regard to our acquisition of Solana, specifically providing that the acquisition would not trigger any change in control provisions under the respective facilities. The letters of consent provided by the banks each contain a number of conditions which effectively limit the time period of the consent to June 12, 2009.  We are currently working with both banks to determine the appropriate facility going forward.

The following provides an analysis of our cash in-flows and out-flows during the three months ended March 31, 2009 and 2008:

Cash Flows

During the three months ended March 31, 2009, our cash and cash equivalents decreased by $29.0 million due to cash outflows from operations of $7.6 million, cash outflows from investing activities of $21.9 million and cash inflows from financing activities of $0.5 million. Net cash used in operating activities was affected by the significant increase in crude oil production and offset by the decrease in prices as well as increases in receivables related to oil sales.

During the three months ended March 31, 2008, our cash and cash equivalents increased by $7.8 million due to cash inflows from operations of $9.2 million, cash outflows from investing activities of $6.5 million and cash inflows from financing activities of $5.2 million. Net cash provided by operating activities was affected by the significant increase in crude oil production and prices offset by the increases in receivables related to oil sales.

Off-Balance Sheet Arrangements

As at March 31, 2009, we had no off-balance sheet arrangements.

Contractual Obligations

Gran Tierra holds three categories of operating leases namely office, vehicle and housing. Future lease payments and other contractual obligations at March 31, 2009 are as follows:

	Payments Due in Period
	As at March 31, 2009
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$4,401	$1,590	$2,331	$470	$10
Drilling and Completion Services	1,095	975	120	-	-
Total	$5,496	$2,565	$2,451	$470	$10

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

Outlook

Business Environment

Our revenues have been negatively impacted by the recent decline in crude oil prices. Crude oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the expected adverse impact of the slowing worldwide economy on oil demand growth. However, based on projected production, prices, costs and our current liquidity position, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations, cash on hand, and our credit facilities, barring unforeseen events or a further severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, disposition of assets, or issuance of equity.

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

2009 Work Program and Capital Expenditure Program

Gran Tierra’s 2009 work program is intended to create both growth and value in our existing assets through increasing our reserves and production, while retaining the financial flexibility, with a strong cash position and no debt, to pursue acquisition opportunities if aligned strategically with corporate objectives.

Gran Tierra is currently evaluating the optimum production plateau for the Costayaco field taking into consideration reserves, reservoir performance, good operating practice, and net present value of the project. Accordingly, we are revising the planned production plateau for Costayaco to 19,000 barrels of oil per day (“BOPD”) gross, and extending the plateau period to approximately four years.  Economic modeling shows no material reduction in value in producing reserves at this new plateau. We are expecting to maintain an average consolidated company production rate between 14,000 to 16,000 BOPD net after royalty for the balance of 2009.

Gran Tierra’s planned capital program has been revised to $160 million for exploration and production development operations in Colombia, Peru, and Argentina for 2009. Approximately $145 million is allocated to Colombia, with $115 million for development drilling and associated facilities construction and approximately $30 million for exploration drilling and new seismic data acquisition.  This budget includes the drilling of four exploration wells in Colombia, and three additional development wells following Costayaco-7 in the Costayaco field.

Gran Tierra will continue to explore our large land position encompassing 5.6 million net acres through a program that anticipates four exploration wells in Colombia in the second half of 2009, as well as multiple seismic programs in Colombia and Peru in preparation for additional exploration drilling in 2010.  We expect our capital expenditure program for 2009 will be fully funded from cash flow and cash on hand.

We will continue to monitor our capital spending during 2009.  We have the flexibility to defer or cancel portions of our capital program in response to a drop in WTI from the current levels of approximately $45 to $55 per barrel of oil.

Outlook – Colombia

Gran Tierra reported the recent drilling completion of Costayaco-7 at the northern limit of the Costayaco Field. Testing is to be initiated in mid-May and is expected to take approximately 2 weeks. Costayaco-8, a development well located 600 meters south of Costayaco-1, is expected to begin drilling on May 8th, with drilling expected to take approximately one month.  Costayaco-9 and 10 are scheduled to follow this year.

New infrastructure construction is planned to continue, including support facilities, crude gathering lines, water lines, two pumping stations, and storage batteries. We are currently evaluating the optimum production plateau for the field taking into consideration reserves, reservoir performance and good operating practice and the net present value of the project.  Current plans for the Costayaco field contemplate reaching a plateau of 19,000 BOPD gross in the fourth quarter of 2009, and maintaining that plateau for approximately four years.

In addition to the ongoing Costayaco field development activities, new seismic acquisition and one exploration well is currently budgeted for 2009 in the Chaza Block. The Rio Mocoa prospect is scheduled to be drilled to the west of the Costayaco field in the fourth quarter of 2009.  A second prospect, Moqueta, is planned for early 2010.

Gran Tierra plans to carry out an active exploration and development program on our other blocks in Colombia, including:

•	Drilling one exploration well in the Mecaya block and two exploration wells in the Catguas B block.

•	Additional seismic programs in the Azar, San Pablo and Rio Magdalena blocks.

•	Long term production tests on the Popa-2 gas-condensate discovery in the Rio Magdalena block.

•	Upgrades to facilities.

Following the completion of 400 kilometers of seismic reprocessing in 2008 in the Putumayo West A and B Technical Evaluation Areas, Gran Tierra made application for three exploration and exploitation licenses on the highest potential prospects in these two areas.  Negotiations with the ANH have recently been completed for these new exploration licenses in the Putumayo basin, two of which are on trend with the Costayaco Field discovery.  The Piedemonte Norte Block, encompassing 78,743 acres, lies southwest of the Chaza Block where the Costayaco field is located.  The Piedemonte Sur Block, encompassing approximately 73,897 acres, is located immediately west of the Orito Field, the largest oil field in the Putumayo Basin.  Further south, the Rumiyaco Block, encompassing 82,625 acres in the central Putumayo Basin, is also pending approval.  Upon final approval by regulatory authorities, Gran Tierra will have a 100% working interest and be operator of these prospective blocks.  These new blocks will be the focus of exploration drilling efforts by Gran Tierra in 2010.

Outlook – Argentina

Gran Tierra is the largest exploration landholder in the Noroeste Basin of northern Argentina. We have a working interest in eight blocks of land, seven operated by Gran Tierra, encompassing approximately 1.6 million gross acres, or 1.3 million net acres. Gran Tierra drilled one exploration well in 2008, Proa-1, resulting in the discovery of the Proa oil field. The work program for 2009 consists of conducting nine workovers of existing producing wells, and facilities upgrades.  A 162 square kilometer 3D seismic acquisition in the Chivil and Surubi Blocks to define additional structural and stratigraphic traps on the Proa oil field discovery trend is currently being deferred. Additional exploration drilling is contemplated in 2010 once the 3D seismic program is acquired. Production is expected to be maintained at approximately 1,000 BOPD, net after royalty, in 2009. Total 2009 capital planned for Argentina is $5 million.

Outlook - Peru

Gran Tierra has expanded its environmental impact assessment on Blocks 122 and 128 in the Marañon Basin of northeastern Peru to include stratigraphic test drilling which is expected to expedite the exploration process in 2010.  The environmental impact assessment for Block 128 has been submitted to the Peruvian government for review and approval; Gran Tierra anticipates the submission for Block 122 to follow in the second quarter.

These assessments are in preparation for a 500 kilometer 2D seismic survey expected to be acquired in the fourth quarter of 2009 and the first quarter of 2010 over 16 principal leads amongst the 24 leads identified on the two blocks. Stratigraphic test drilling on up to four prospects is expected to take place in 2010 also. In addition, a pre-feasibility engineering field development study is scheduled to be completed in the first half of 2009 to assist with planning in the event a commercial discovery is made in 2010. Total 2009 capital planned for Peru is $10 million.

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

Our critical accounting estimates are disclosed in Item 7 of our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2009, and have not changed materially since the filing of that document.

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

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, we entered into a costless collar financial derivative contract for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. At March 31, 2009, the value of this costless collar was $146,000, compared to $233,000 at December 31, 2008. A hypothetical 10% increase in WTI price on March 31, 2009 would cause the value to decrease by approximately $7,000, and a hypothetical 10% decrease in WTI price on March 31, 2009 would cause the value to increase by approximately $309,000.  This compares to a hypothetical 10% increase in WTI price on December 31, 2008 would cause the value to decrease by approximately $229,000, and a hypothetical 10% decrease in WTI price on December 31, 2008 would cause the value to increase by approximately $345,000.

We consider our exposure to interest rate risk to be immaterial as we hold only cash and cash equivalents. Interest rate exposures relate entirely to our investment portfolio, as we do not have short-term or long-term debt. However, if we draw down amounts under our credit facilities with Standard Bank Plc or BNP Paribas, we will incur interest rate risk with respect to the amounts drawn down and outstanding. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality bank issuers at overnight rates, or government securities of the United States or Canadian federal governments such as Guaranteed Investment Certificates or Treasury Bills.  We do not hold any of these investments for trading purposes. We do not hold equity investments.

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. price of WTI. In Colombia, we receive 75% of oil revenues in U.S. dollars and 25% in Colombian pesos at current exchange rates. The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of local office costs are in local currency. As a result, the 75%/25% allocation between U.S. dollar and peso denominated revenues is approximately balanced between U.S. and peso expenditures, providing a natural currency hedge. In Argentina, reference prices for oil are in U.S. dollars and revenues are received in Argentine pesos according to current exchange rates. The majority of capital expenditures within Argentina have been in U.S. dollars with local office costs generally in pesos. While we operate in South America exclusively, the majority of our spending since our inauguration has been for acquisitions. The majority of these acquisition expenditures have been valued and paid in U.S. dollars.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of March 31, 2009 to ensure that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ending on March 31, 2009, there was no change in Gran Tierra’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Gran Tierra’s internal control over financial reporting.

ITEM 4T – CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ecopetrol and Gran Tierra Colombia, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. This matter was reported in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.

ITEM 1A. RISK FACTORS

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009, are set forth below, and the risks that reflect substantive changes from the risk factors in the Form 10-K are designated by an asterisk (*).

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

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of Gran Tierra. We have a small management team consisting of Dana Coffield, our President and Chief Executive Officer, Martin Eden, our Vice President, Finance and Chief Financial Officer, Shane O’Leary, our Chief Operating Officer, Rafael Orunesu, our President of Gran Tierra Argentina SA, and Edgar Dyes, our President of Gran Tierra Colombia. The loss of any of these individuals or our inability to attract suitably qualified staff could materially adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retain staff that are willing to work in that jurisdiction. We do not currently carry life insurance for our key employees.

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

In 2009, Gran Tierra will need to undertake significant efforts to integrate its personnel, accounting and other systems, and operations. This can be difficult to do and will require significant management and other resources. For example, the combined company will be subject to the requirements of the Sarbanes-Oxley Act of 2002, to which Solana has not been subject. If there are difficulties in integrating Solana’s systems into the Gran Tierra systems so that the combined company cannot meet all of its requirements under the Sarbanes-Oxley Act, this could cause a significant diversion of management’s attention from running the business, may cause us to report one or more material weaknesses in our internal control over financial reporting, may cause other failures to comply with the Sarbanes-Oxley Act, or may be expensive in legal, financial or other costs to cause our company to become compliant, any of which could be time-consuming or costly and may also place undue strain on the personnel, systems and resources of our company and cause the stock price of our company to decline.

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

The entire Argentine domestic refining market is small and export opportunities are limited by available infrastructure. As a result, our oil sales in Argentina will depend on a relatively small group of customers, and currently, on just two customers. The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect our financial results .  Currently all operators in Argentina are operating without sales contracts. We cannot provide any certainty as to when the situation will be resolved or what the final outcome will be.

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

We operate our business in Colombia, Argentina  and Peru, and expect to expand our operations into other countries in the world. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. South America has a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including the imposition of additional taxes. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any changes in oil and gas or investment regulations and policies or a shift in political attitudes in Argentina, Colombia, Peru or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit.

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

Negative Economic, Political and Regulatory Developments in Argentina, Including Export Controls May Negatively Affect our Operations.

The Argentine economy has experienced volatility in recent decades. This volatility has included periods of low or negative growth and variable levels of inflation. Inflation was at its peak in the 1980’s and early 1990’s. In late-2001 there was a deep fiscal crisis in Argentina involving restrictions on banking transactions, imposition of exchange controls, suspension of payment of Argentina’s public debt and abrogation of the one-to one peg of the peso to the dollar. For the next year, Argentina experienced contractions in economic growth, increasing inflation and a volatile exchange rate. Subsequently, Argentina experienced a period of GDP growth, normalized inflation, and strengthened public finances. However, there is no guarantee of economic stability.  The economy faltered and the government experienced some difficulty in 2008.  Inflation has been rising and government popularity has dropped, due to the economic situation and the unpopularity of some of the programs the government tried to implement to deal with it.  The government applied export controls to agricultural products which were highly unpopular and caused demonstrations and labor strikes across the country.

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

Our agreements with Refiner S.A. expired on January 1, 2008, and renegotiation, though currently underway, has been delayed due to the introduction of a new withholding tax regime for crude oil and refined oil products exported and sold domestically in Argentina.  Currently all oil and gas producers in Argentina are operating without sales contracts.   The new withholding tax regime was introduced without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Also, the price for refiners’ gasoline production has been capped below the price that would be received for crude oil. Therefore, the refineries’ price offered to oil producers reflects their price received, less taxes and operating costs and their usual mark up.  Along with most other oil producers in Argentina, we are continuing deliveries to the refinery.  In our case we are negotiating sales on a spot price basis with several refineries.  The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced and capital investment in oilfields has declined. We are working with other oil and gas producers in the area, as well as Refiner S.A., and provincial governments, to lobby the federal government for change.

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

We Must Maintain Effective Registration Statements For All of Our Private Placements of Our Common Stock.

We are required to file Post Effective Amendments to our registration statements periodically in accordance with the Registration Rights Agreements for our 2005 and 2006 private placements of units.  Amending and keeping these registration statements effective is costly and diverts management’s attention from running our business.   Failure to maintain these registration statements could result in the loss of ability for some shareholders to trade their shares, and could affect the price of our stock.

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

Drilling Oil and Gas Wells and Production and Transportation Activity Could be Hindered by Earthquakes and Weather-Related Operating Risks .

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI in 2000 was $30 per barrel. In 2006, it was $66 per barrel, in 2007 it was $72 per barrel and in 2008 it was $100 per barrel. However, the average price for March 2009 was $48.08 per barrel, demonstrating the inherent volatility in the market.  We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differences. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

In addition, oil and natural gas prices in Argentina are effectively regulated and during 2008 were substantially lower than those received in North America. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, the purchaser of most of the oil that we produce in Colombia, may cause realized prices to be lower than those received in North America.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On 8 separate dates beginning on January 15, 2009 and ending on March 31, 2009, we sold an aggregate of 786,817 shares of our common stock for an aggregate purchase price of $1,263,354. These shares were issued to 5 holders of warrants to purchase shares of our common stock upon exercise of the warrants. The shares were issued to these holders in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchasers of the warrants, who had represented to us in the private placement of the warrants that they were accredited investors as defined in Regulation D under the Securities Act.

On February 19, 2009, we issued 108,730 shares of our common stock to a holder of exchangeable shares, which were issued by a subsidiary of Gran Tierra in a share exchange on November 10, 2005, and were exchanged for shares of our common stock. The shares were issued to this holder in reliance on Regulation S promulgated by the SEC as the investor was not a resident of the United States.

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

GRAN TIERRA ENERGY INC.

Date: May 8, 2009	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: May 8, 2009	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit

No. Description Reference

2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (Reg. No. 333-153376), filed with the SEC on October 10, 2008.

3.1	Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2008 (File No. 000-52594).

3.6	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2008 (File No. 000-52594).
3.7	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (File No.000-52594).
4.1	Reference is made to Exhibits 3.1 to 3.7.

10.1	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.2	Amendment No. 1 and Waiver to Credit Agreement, dated as of January 1, 2009, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc., Argosy Energy, LLC and Standard Bank Plc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.3	Release of Partnership Pledge Agreement, dated as of January 1, 2009, by and among Gran Tierra Energy Inc., Argosy Energy, LLC and Standard Bank Plc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.4	Release of GP Pledge Agreement, dated as of January 1, 2009, by and between Gran Tierra Energy Inc. and Standard Bank Plc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.5	Partnership Pledge Agreement, dated as of January 1, 2009, by and among GTE Colombia Holdings LLC, Argosy Energy, LLC and Standard Bank Plc.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.6	GP Pledge Agreement, dated as of January 1, 2009, by and between GTE Colombia Holdings LLC and Standard Bank Plc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.7	Offer Letter between Gran Tierra Energy Inc. and Shane P. O’Leary dated January 26, 2009	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 4, 2009.

10.8	Employment Agreement between Gran Tierra Energy Inc. and Shane P. O’Leary dated as of January 26, 2009.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on February 4, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32	Section 1350 Certifications.	Filed herewith.