Form 10-Q
period 2009-06-30
GRAN TIERRA ENERGY, INC.
filed 2009-08-10
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009
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

On August 5, 2009, the following numbers of shares of the registrant’s capital stock were outstanding: 211,414,026 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value,  representing 10,675,396 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and  one share of Special B Voting Stock, $0.001 par value,  representing 19,641,316 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUE AND OTHER INCOME
Oil and natural gas sales	$58,284	$33,042	$91,435	$53,791
Interest	227	102	641	172
	58,511	33,144	92,076	53,963
EXPENSES
Operating	8,878	3,726	15,964	6,253
Depletion, depreciation and accretion	32,691	5,400	60,220	8,464
General and administrative	7,025	4,641	12,150	8,774
Derivative financial instruments loss (Note 10)	284	6,278	284	7,462
Foreign exchange (gain) loss	33,708	(397)	13,486	(383)
	82,586	19,648	102,104	30,570

INCOME (LOSS) BEFORE INCOME TAXES	(24,075)	13,496	(10,028)	23,393
Income tax expense (Note 7)	(4,125)	(4,970)	(4,040)	(10,191)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(28,200)	8,526	(14,068)	13,202
RETAINED EARNINGS (ACCUMULATED DEFICIT), BEGINNING OF PERIOD	21,116	(11,835)	6,984	(16,511)
ACCUMULATED DEFICIT, END OF PERIOD	$(7,084)	$(3,309)	$(7,084)	$(3,309)

NET INCOME (LOSS) PER SHARE — BASIC	$(0.12)	$0.08	$(0.06)	$0.13
NET INCOME (LOSS) PER SHARE — DILUTED	$(0.12)	$0.07	$(0.06)	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	241,426,744	105,123,188	239,962,497	101,054,083
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	241,426,744	123,979,074	239,962,497	119,136,907

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$146,534	$176,754
Restricted cash	1,664	—
Accounts receivable	52,766	7,905
Inventory (Note 2)	2,275	999
Taxes receivable	2,278	5,789
Prepaids	1,619	1,103
Derivative financial instruments (Note 10)	—	233
Deferred tax assets (Note 7)	1,218	2,262

Total Current Assets	208,354	195,045

Oil and Gas Properties (using the full cost method of accounting)
Proved	382,577	380,855
Unproved	358,937	384,195

Total Oil and Gas Properties	741,514	765,050

Other capital assets	3,309	2,502

Total Property, Plant and Equipment (Note 4)	744,823	767,552

Other Long Term Assets
Deferred tax assets (Note 7)	4,100	10,131
Other long-term assets	975	1,315
Goodwill	98,210	98,582

Total Other Long Term Assets	103,285	110,028

Total Assets	$1,056,462	$1,072,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 8)	$22,690	$21,134
Accrued liabilities (Note 8)	17,350	12,841
Derivative financial instruments (Note 10)	138	—
Taxes payable	15,603	28,163
Deferred tax liability (Note 7)	—	100
Asset retirement obligation (Note 6)	280	—

Total Current Liabilities	56,061	62,238

Deferred tax liability (Note 7)	213,867	213,093
Deferred remittance tax	1,124	1,117
Asset retirement obligation (Note 6)	3,740	4,251

Total Long Term Liabilities	218,731	218,461

Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common shares (Note 5)	230	226
(209,011,873 and 190,248,384 common shares and 32,449,365 and 48,238,269 exchangeable shares, par value $0.001 per share, issued and outstanding as at June 30, 2009 and December 31, 2008, respectively)

Additional paid in capital	759,648	753,236
Warrants	28,876	31,480
Retained earnings (accumulated deficit)	(7,084)	6,984

Total Shareholders’ Equity	781,670	791,926

Total Liabilities and Shareholders’ Equity	$1,056,462	$1,072,625

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2009	2008

Operating Activities
Net income (loss)	$(14,068)	$13,202
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depletion, depreciation and accretion	60,220	8,464
Deferred taxes	(4,953)	(866)
Stock based compensation	2,285	847
Unrealized loss on financial instruments	371	5,770
Unrealized foreign exchange loss	12,709	—
Settlement of asset retirement obligations (Note 6)	(52)	—
Net changes in non-cash working capital
Accounts receivable	(43,142)	(28,462)
Inventory	(225)	159
Prepaids	(516)	(44)
Accounts payable and accrued liabilities	1,505	3,888
Taxes receivable and payable	(9,049)	9,464

Net cash provided by operating activities	5,085	12,422

Investing Activities
Oil and gas property and other capital asset expenditures	(39,268)	(11,712)
Proceeds from disposition of oil and gas property (Note 4)	4,200	—
Long term assets and liabilities	340	(52)

Net cash used in investing activities	(34,728)	(11,764)

Financing Activities
Restricted cash	(1,664)	—
Proceeds from issuance of common stock	1,087	16,456

Net cash provided by (used in) financing activities	(577)	16,456

Net (decrease) increase in cash and cash equivalents	(30,220)	17,114
Cash and cash equivalents, beginning of period	176,754	18,189

Cash and cash equivalents, end of period	$146,534	$35,303

Cash	$37,532	$17,506
Term deposits	109,002	17,797
Cash and cash equivalents, end of period	$146,534	$35,303

Supplemental cash flow disclosures:
Cash paid for taxes	$16,680	$2,179
Non-cash investing activities:
Non-cash working capital related to capital additions	$15,656	$14,037

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008

Share Capital
Balance beginning of period	$226	$95
Issue of common shares	4	131

Balance end of period	230	226

Additional Paid-in-Capital
Balance beginning of period	753,236	72,458
Issue of common shares	617	663,405
Issue of stock options in a business combination	—	1,345
Exercise of warrants	2,604	12,864
Exercise of stock options	466	72
Stock based compensation expense	2,725	3,092

Balance end of period	759,648	753,236

Warrants
Balance beginning of period	31,480	20,750
Issue of warrants	—	23,594
Exercise of warrants	(2,604)	(12,864)

Balance end of period	28,876	31,480

Retained Earnings (Accumulated Deficit)
Balance beginning of period	6,984	(16,511)
Net income (loss)	(14,068)	23,495

Balance end of period	(7,084)	6,984

Total Shareholders’ Equity	$781,670	$791,926

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

Gran Tierra Energy Inc., a Nevada corporation (the “Company” or “Gran Tierra”) is a publicly traded oil and gas company engaged in acquisition, exploration, development and production of oil and natural gas properties. The Company’s principal business activities are in Colombia, Argentina and Peru.

2.	Significant Accounting Policies

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company as at June 30, 2009, the results of its operations for the three and six month periods ended June 30, 2009 and 2008, and its cash flows for the six month periods ended June 30, 2009 and 2008.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009. The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company’s 2008 Annual Report on Form 10-K and are the same policies followed in these unaudited interim consolidated financial statements, except as disclosed below. The Company evaluated all subsequent events through August 7, 2009, the date the unaudited interim consolidated financial statements were issued.

Inventory

Crude oil inventories at June 30, 2009 and December 31, 2008 are $2.2 million and $0.8 million, respectively. Supplies at June 30, 2009 and December 31, 2008 are $0.1 million and $0.2 million, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under US GAAP and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB also issued FSP SFAS 157-3 (superseded by FSP FAS 157-4), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 10 for information and related disclosures. Effective January 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  The adoption of SFAS 157 related to these items on January 1, 2009 did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, and SFAS 160, “Non-controlling Interests in` Consolidated Financial Statements”. SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.”  Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement 141(R), without significantly revising the guidance in SFAS No. 141.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R).  This FSP was effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 were effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited and the provisions are applied prospectively. The adoption of these statements and the FSP as of January 1, 2009 did not have a material effect on the Company’s consolidated financial statements but these changes may affect potential future business combinations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting” to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (a) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices. The provisions of this final ruling are effective for disclosures in Gran Tierra’s Annual Report on Form 10-K for the year ended December 31, 2009.  Early adoption is not permitted.  Gran Tierra is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”. FSP No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for this FSP is interim and annual periods ending after June 15, 2009. The adoption of this FSP on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement effective for the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”. SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. SFAS 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. Gran Tierra is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). SFAS 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  Gran Tierra is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

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

Effective November 14, 2008, the Company completed its acquisition of Solana Resources Limited (“Solana”), an international resource company engaged in the acquisition, exploration, development and production of oil and natural gas in Colombia with its head office located in Calgary, Alberta, Canada. The results of Colombia and Corporate segments include the operations of Solana subsequent to the Company’s acquisition of Solana on November 14, 2008.

The following tables present information on the Company’s reportable geographic segments:

	Three Months Ended June 30, 2009
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$54,596	$3,688	$—	$58,284
Interest income	98	9	120	227
Depreciation, depletion & accretion	31,012	1,603	76	32,691
Depreciation, depletion & accretion - per unit of production	29.30	18.00	—	28.49
Segment loss before income tax	(20,166)	(523)	(3,386)	(24,075)
Segment capital expenditures (1)	$17,193	$824	$802	$18,819

	Three Months Ended June 30, 2008
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$30,793	$2,249	$—	$33,042
Interest income	79	5	18	102
Depreciation, depletion & accretion	4,813	556	31	5,400
Depreciation, depletion & accretion - per unit of production	18.61	10.97	—	17.45
Segment income (loss) before income tax	22,575	34	(9,113)	13,496
Segment capital expenditures	$5,000	$2,114	$1,504	$8,618

	Six Months Ended June 30, 2009
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$84,872	$6,563	$—	$91,435
Interest income	322	49	270	641
Depreciation, depletion & accretion	56,935	3,133	152	60,220
Depreciation, depletion & accretion - per unit of production	29.77	18.13	—	28.88
Segment loss before income tax	(2,585)	(969)	(6,474)	(10,028)
Segment capital expenditures (1)	$35,125	$1,271	$1,589	$37,985

	Six Months Ended June 30, 2008
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$50,158	$3,633	$—	$53,791
Interest income	141	10	21	172
Depreciation, depletion & accretion	7,280	1,123	61	8,464
Depreciation, depletion & accretion - per unit of production	15.36	11.94	—	14.90
Segment income (loss) before income tax	36,842	(639)	(12,810)	23,393
Segment capital expenditures	$13,149	$2,530	$2,093	$17,772

	As at June 30, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant & equipment	$712,676	$26,247	$5,900	$744,823
Goodwill	98,210	—	—	98,210
Other assets	68,516	11,088	133,825	213,429
Total Assets	$879,402	$37,335	$139,725	$1,056,462

	As at December 31, 2008
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant & equipment	$735,208	$27,882	$4,462	$767,552
Goodwill	98,582	—	—	98,582
Other assets	44,554	8,868	153,069	206,491
Total Assets	$878,344	$36,750	$157,531	$1,072,625

(1) Net of net proceeds from the disposition of the Guachiria Blocks (see Note 4).

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

4.	Property, Plant and Equipment

	As at June 30, 2009			As at December 31, 2008
(Thousands of U.S. Dollars)	Cost	Accumulated DD&A	Net book value	Cost	Accumulated DD&A	Net book value
Oil and natural gas properties
Proved	$480,323	$(97,746)	$382,577	$419,539	$(38,684)	$380,855
Unproved	358,937	—	358,937	384,195	—	384,195
	839,260	(97,746)	741,514	803,734	(38,684)	765,050
Furniture and fixtures and leasehold improvements	3,717	(1,728)	1,989	1,979	(848)	1,131
Computer equipment	2,833	(1,636)	1,197	1,791	(526)	1,265
Automobiles	196	(73)	123	163	(57)	106
Total Property, Plant and Equipment	$846,006	$(101,183)	$744,823	$807,667	$(40,115)	$767,552

During the six months ended June 30, 2009, the Company capitalized $1.8 million (year ended December 31, 2008 - $1.9 million) of general and administrative expenses related to the Colombian full cost center, including $0.3 million (year ended December 31, 2008 - $0.4 million) of stock based compensation expense, and $0.1 million (year ended December 31, 2008 - $0.8 million) of general and administrative expenses in the Argentina full cost center, including $0.1 million (year ended December 31, 2008 - $0.1 million) of stock based compensation.

The unproved oil and natural gas properties at June 30, 2009 consist of exploration lands held in Colombia, Argentina and Peru. As at June 30, 2009, the Company had $350.3 million (December 31, 2008 - $375.9 million) in unproved assets in Colombia, $3.6 million (December 31, 2008 - $4.7 million) of unproved assets in Argentina and $5.0 million (December 31, 2008 - $3.6 million) of unproved assets in Peru. These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess and allocate the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

In April 2009, Gran Tierra closed the sale of the Company’s interests in the Guachiria Norte, Guachiria, and Guachiria Sur blocks in Colombia. Principal terms included consideration of $7.0 million comprising an initial cash payment of $4.0 million at closing, followed by 15 monthly installments of $200,000 each which began on June 1, 2009 and extending through August 3, 2010. The Company recorded net proceeds of $6.3 million. Gran Tierra retained a 10% overriding royalty interest on the Guachiria Sur block, which, in the event of a discovery, is designed to reimburse 200% of our costs for previously acquired seismic data.

5.	Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share (collectively, “common stock”), and two shares are designated as special voting stock, par value $0.001 per share. On June 16, 2009 the shareholders of Gran Tierra approved an amendment to the Articles of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 570,000,000 shares. As at June 30, 2009, outstanding share capital consists of 209,011,873 common voting shares of the Company, 21,773,969 exchangeable shares of Gran Tierra Exchange Co., and 10,675,396 exchangeable shares of Goldstrike Exchange Co. The exchangeable shares of Gran Tierra Exchange Co, were issued upon acquisition of Solana. The exchangeable shares of Gran Tierra Goldstrike Inc. were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. Each exchangeable share is exchangeable into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the Company’s board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have substantially the same rights as holders of common voting shares.

Warrants

At June 30, 2009, the Company has 6,014,546 warrants outstanding to purchase 3,007,273 common shares for $1.25 per share, 12,961,016 warrants outstanding to purchase 6,480,508 common shares for $1.05 per share and 7,145,938 warrants assumed upon the acquisition of Solana to purchase 7,145,938 common shares for CDN$2.10 per share. For the six months ended June 30, 2009, 2,599,932 common shares were issued upon the exercise of 7,721,140 warrants.

Stock Options

As at June 30, 2009, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire shares of the Company’s common stock. On November 14, 2008, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increases the number of shares of common stock available for issuance thereunder from 9,000,000 shares to 18,000,000 shares.

The Company grants options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or the grantee’s end of service to the Company, whichever occurs first. At the time of grant, the exercise price equals the market price. For the six months ended June 30, 2009, 374,652 common shares were issued upon the exercise of 374,652 stock options (six months ended June 30, 2008 – 189,164). The following options are outstanding as of June 30, 2009:

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Outstanding, December 31, 2008	11,406,870	$2.13
Granted in 2009	545,000	2.41
Exercised in 2009	(374,652)	(1.24)
Forfeited in 2009	(131,668)	(2.41)
Outstanding, June 30, 2009	11,445,550	$2.17

The weighted average grant date fair value for options granted in 2009 was $2.41. The intrinsic value of options exercised for the six months ended June 30, 2009 was $831,714 (six months ended June 30, 2008 - $1,264,842).

The table below summarizes stock options outstanding at June 30, 2009:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of Exercise Prices ($/option)	Options	$/Option	Expiry Years
0.50 to 1.00	935,001	$0.80	6.4
1.01 to 1.30	1,680,000	1.26	7.5
1.31 to 2.00	470,752	1.76	7.5
2.01 to 3.00	7,869,239	2.41	9.1
3.01 to 10.00	490,558	4.38	6.9
Total	11,445,550	$2.17	8.4

The aggregate intrinsic value of options outstanding at June 30, 2009 is $15.2 million based on the Company’s closing stock price of $3.45 for that date. At June 30, 2009, there was $5.8 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years.

For the six months ended June 30, 2009, the stock-based compensation expense was $2.7 million (six months ended June 30, 2008 - $1.1 million) of which $2.1 million (six months ended June 30, 2008 - $0.7 million) was recorded in general and administrative expense and $0.2 million was recorded in operating expense in the consolidated statement of operations (six months ended June 30, 2008 – $0.1 million). For the six months ended June 30, 2009, $0.4 million of stock based compensation was capitalized as part of exploration and development costs (six months ended June 30, 2008 – $0.3 million).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield (per share)	$ nil	$ nil	$ nil	$ nil
Volatility	98%	89%	97%	75% to 92%
Risk-free interest rate	0.6%	2.1%	0.6%	2.1%
Expected term	3 years	3 years	3 years	3 years
Estimated forfeiture percentage (per year)	10%	10%	10%	10%

Weighted average shares outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of common and exchangeable shares outstanding	241,426,744	105,123,188	239,962,497	101,054,083
Shares issuable pursuant to warrants	—	15,210,626	—	14,628,945
Shares issuable pursuant to stock options	—	4,005,942	—	3,729,618
Shares to be purchased from proceeds of stock options	—	(360,682)	—	(275,739)
Weighted average number of diluted common and exchangeable shares outstanding	241,426,744	123,979,074	239,962,497	119,136,907

Income (loss) per share

For the three and six month periods ended June 30, 2009, options to purchase 11,445,550 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive. For the three and six month periods ended June 30, 2009, 26,121,500 warrants to purchase 16,633,719 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive. For the three and six months ended June 30, 2008, options to purchase 100,000 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive.

6.	Asset Retirement Obligation

As at June 30, 2009 the Company’s asset retirement obligation was comprised of a Colombian obligation in the amount of $3.0 million (December 31, 2008 - $3.5 million) and an Argentine obligation in the amount of $1.0 million (December 31, 2008 - $0.8 million). Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties were as follows:

(Thousands of U.S. Dollars)	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Balance, beginning of period	$4,251	$799
Liability assumed in a business combination	—	3,148
Settlements	(52)	(334)
Disposal	(734)	—
Liability incurred	342	615
Foreign exchange	10	(29)
Accretion	203	52
Balance, end of period	$4,020	$4,251

Asset retirement obligation - current	$280	$—
Asset retirement obligation - long term	3,740	4,251
Balance, end of period	$4,020	$4,251

7.	Income Taxes

The income tax expenses (recoveries) reported differ from the amount computed by applying the Canadian statutory rate to income before income taxes for the following reasons:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2009	2008
Income (loss) before income taxes	$(10,028)	$23,393
	29.00%	29.50%
Income tax expense (benefit) expected	(2,908)	6,901
Benefit of current period tax losses not recognized	6,345	19
Foreign currency translation adjustments	2,138	—
Depreciation on inflationary adjustments	(103)	—
Utilization of foreign tax credits	—	(10,073)
Impact of foreign taxes	435	565
Enhanced tax depreciation incentive	(195)	(1,240)
Stock based compensation	631	159
Non-deductible items	782	77
Previously unrecognized tax assets	—	889
Partnership income (loss) pick-up in the United States	(3,085)	12,894
Total income tax expense	$4,040	$10,191

	As at
(Thousands of U.S. Dollars)	June 30, 2009	December 31, 2008
Deferred tax assets
Tax benefit of loss carryforwards	$14,857	$16,905
Book value in excess of tax basis	730	1,228
Foreign tax credits and other accruals	10,542	9,595
Capital losses	3,549	1,419
Deferred tax assets before valuation allowance	29,678	29,147
Valuation allowance	(24,360)	(16,754)
	$5,318	$12,393

Deferred tax assets - current	$1,218	$2,262
Deferred tax assets - long-term	4,100	10,131
	5,318	12,393

Deferred tax liabilities
Current - book value in excess of tax basis	—	(100)
Long-term - book value in excess of tax basis	(213,867)	(213,093)
	(213,867)	(213,193)

Net deferred tax liabilities	$(208,549)	$(200,800)

The Company was required to calculate a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this law, therefore, no further remittance tax liabilities will be accrued. The historical balance which was included in the Company’s financial statements as of June 30, 2009 was $1.1 million (December 31, 2008 - $1.1 million).

The Company has accrued no amounts as of June 30, 2009, for the potential payment of interest and penalties. For the three and six month periods ended June 30, 2009, the Company has not recognized any amounts in respect of potential interest and penalties associated with uncertain tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions, as applicable. The Company is subject to income tax examinations for the calendar tax years ending 2004 through 2008 in various, but not all, jurisdictions.

As at June 30, 2009, the Company has deferred tax assets relating to net operating loss carryforwards of $20.1 million (December 31, 2008 - $17.0 million) and capital losses of $3.5 million (December 31, 2008 – $1.4 million) before valuation allowances. Of these losses, $22.1 million (December 31, 2008 - $17.0 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses, $2.0 million will expire at the end of 2009 (December 31, 2008 - nil), $1.5 million (December 31, 2008 - $1.4 million) will begin to expire by 2011 and $20.1 million of net operating losses (December 31, 2008 - $17.0 million) will begin to expire thereafter.

8.	Accounts Payable and Accrued Liabilities

The balances in accrued liabilities and accounts payable are comprised of the following:

	As at June 30, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$20,760	$586	$419	$21,765
Payroll	1,257	174	657	2,088
Audit, legal, consultants	—	79	801	880
General and administrative	2,345	8	740	3,093
Operating	11,110	1,104	—	12,214
Total	$35,472	$1,951	$2,617	$40,040

	As at December 31, 2008
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$11,654	$1,254	$4	$12,912
Payroll	978	435	921	2,334
Audit, legal, consultants	—	126	1,351	1,477
General and administrative	1,193	52	898	2,143
Operating	13,309	1,800	—	15,109
Total	$27,134	$3,667	$3,174	$33,975

9. Commitments and Contingencies

Leases

Gran Tierra holds four categories of operating leases: office, compressor, vehicle and housing. Future lease payments at June 30, 2009 are as follows:

	As at June 30, 2009
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$4,488	$1,754	$2,329	$405	$—
Drilling, completion, facility construction and oil transportation services	11,541	5,235	6,306	—	—
Total	$16,029	$6,989	$8,635	$405	$—

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

Contingencies

Ecopetrol and Gran Tierra Energy Colombia Ltd. “Gran Tierra Colombia”, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. There is a material difference in the interpretation of the procedure established in Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back-in to the Guayuyaco discovery. Gran Tierra Colombia’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. There has been no agreement between the parties, and Ecopetrol has filed a lawsuit in the Contravention Administrative Court in the District of Cauca regarding this matter. Gran Tierra Colombia filed a response on April 29, 2008 in which it refuted all of Ecopetrol’s claims and requested a change of venue to the courts in Bogotá.  At this time no amount has been accrued in the financial statements as the Company does not consider it probable that a loss will be incurred. Ecopetrol is claiming damages of approximately $4.8 million. To the Company’s knowledge, there are no other legal proceedings against Gran Tierra.

10. Financial Instruments, Fair Value Measurements and Credit Risk

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and derivative financial instruments. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. As at June 30, 2009, the fair values of financial instruments approximate their book amounts due to the short-term maturity of these instruments. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. The book value of the accounts receivable reflects management’s assessment of the associated credit risks.

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the US dollar functional currency. A strengthening in the Colombian peso against the US dollar results in foreign exchange losses, estimated at $70,000 for each one peso decrease in the exchange rate of the Colombian peso to one US dollar.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2009	2008	2009	2008
Realized financial derivative (gain) loss	$—	$1,201	$(87)	$1,692
Unrealized financial derivative loss	284	5,077	371	5,770
Derivative financial instruments loss	$284	$6,278	$284	$7,462

	As at June 30,	As at December 31,
Assets (Liabilities)	2009	2008
Derivative financial instruments	$(138)	$233

Certain of Gran Tierra’s assets and liabilities are reported at fair value in the accompanying balance sheets. The following tables provide fair value measurement information for such assets and liabilities as at June 30, 2009 and December 31, 2008.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable (including accrued liabilities) included in the accompanying consolidated balance sheets approximated fair value at June 30, 2009 and December 31, 2008. These assets and liabilities are not presented in the following tables.

As at June 30, 2009
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Liabilities
(Thousands of U.S. Dollars)
Crude oil collar	$(138)	$(138)	$—	$(138)	$—

As at December 31, 2008
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
(Thousands of U.S. Dollars)
Crude oil collar	$233	$233	$—	$233	$—

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

11. Credit Facilities

Effective February 28, 2007, the Company entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of the Company’s petroleum reserves of a subsidiary, Gran Tierra Colombia, up to maximum of $50 million. The Company recently completed negotiations with Standard Bank Plc to increase the maximum amount of the credit facility to $200 million.  Final documents are anticipated to be signed in the 3rd quarter.  The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of Gran Tierra’s 2008 Independent Reserve Audit, the Company has the capacity to increase the borrowing base to $120 million under the revised facility, however, this has not been pursued further as the additional credit is not required at this time. The facility includes a letter of credit sub-limit of $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by the assets and reserves of the Company’s Colombian subsidiaries. Under the terms of the facility, the Company is required to maintain and is in compliance with specified financial and operating covenants. Gran Tierra was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As at June 30, 2009, no amounts have been drawn-down under this facility.

Following the acquisition of Solana, effective November 14, 2008, Gran Tierra obtained access to an additional credit facility with BNP Paribas.  The facility had a maturity date of December 20, 2010.  The borrowing base was $26 million, based on the current value of petroleum reserves of the subsidiary, Solana Petroleum Exploration (Colombia) Ltd., up to a maximum of $100 million. This facility was cancelled effective August 4, 2009 as a result of the successful negotiations with Standard Bank to increase the maximum amount available under that facility.

12. Related Party Transaction

On February 1, 2009, the Company entered into a sublease for office space with a company, of which two of Gran Tierra’s directors are shareholders and directors.  The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $7,050 per month plus approximately $4,000 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary, Alberta, Canada real estate market.

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

In September 2005, we acquired our initial oil and gas interests and properties, which were in Argentina. During 2006, we increased our oil and gas interests and property base through further acquisitions in Colombia, Argentina and Peru. We funded acquisitions of our properties in Colombia and Argentina through a series of private placements of our securities that occurred between September 2005 and February 2006 and an additional private placement that occurred in June 2006.

Effective November 14, 2008, we completed the acquisition of Solana Resources Limited (“Solana”). Upon completion of the transaction, Solana became an indirect wholly-owned subsidiary of Gran Tierra. Solana is an international resource company engaged in the acquisition, exploration, development and production of oil and natural gas.  Solana is incorporated in Alberta, Canada with its head office in Calgary, Alberta. At the date of acquisition, Solana held various working interests in nine blocks in Colombia and was the operator of six of those blocks, four of which contained producing assets. As a result of the acquisition and the subsequent sale of the Guachiria Norte, Guachiria Sur and Guachiria Blocks acquired from Solana, Gran Tierra has increased its working interest in two of the producing blocks and has retained a working interest in four of the seven other purchased blocks.

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

Financial and Operational Highlights (1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change

Production - Barrels of Oil Equivalent per Day	12,611	3,399	271	11,520	3,121	269

Per Barrel of Oil Equivalent Prices Realized	$50.79	$106.80	(52)	$43.85	$94.69	(54)

Revenue and Other Income ($000's)	$58,511	$33,144	77	$92,076	$53,963	71

Net Income (Loss) ($000's)	$(28,200)	$8,526	(431)	$(14,068)	$13,202	(207)

Net Income (Loss) Per Share - Basic	$(0.12)	$0.08	(250)	$(0.06)	$0.13	(146)

Net Income (Loss) Per Share - Diluted	$(0.12)	$0.07	(271)	$(0.06)	$0.11	(155)

Capital Expenditures ($000's)	$18,819	$8,618	118	$37,985	$17,772	114

(1) The Financial and Operating Highlights include the operations of Solana subsequent to our acquisition of Solana on November 14, 2008.

	As at June 30,	As at December 31,
	2009	2008	% Change

Cash & Cash Equivalents ($000's)	$146,534	$176,754	(17)

Working Capital ($000's)	$152,293	$132,807	15

Property, Plant & Equipment ($000's)	$744,823	$767,552	(3)

Financial Highlights for Three Months Ended June 30, 2009

•
In the second quarter of 2009, production of crude oil and natural gas (net after royalty and inventory adjustments) averaged 12,611 barrels of oil equivalent per day, an increase of 271% over the same period in 2008, due mainly to production from two new development wells in the Costayaco field in the Chaza Block in Colombia where Gran Tierra has a 100% working interest subsequent to the acquisition of Solana.

•	Revenue and other income increased by 77% over the same period in 2008 due to increased production partially offset by lower oil prices.

•
Oil and gas property expenditures for the second quarter of 2009 include further development drilling in the Costayaco field including the successful drilling of the Costayaco – 8 well in addition to the acquisition of 3D seismic in the Guachiria Sur and Garibay blocks in Colombia.

•
Our cash position of $146.5 million (excluding restricted cash) at June 30, 2009 decreased from $176.8 million at December 31, 2008 as a result of year-to-date capital expenditures in part offset by cash provided by operating activities.

•	Working capital was $152.3 million at June 30, 2009 which is a $19.5 million increase from December 31, 2008, due mainly to increased receivables as at June 30, 2009 compared to December 31, 2008.

•
Property, plant & equipment as at June 30, 2009 was $744.8 million, a slight decrease from December 31, 2008, primarily as a result of increased depletion, depreciation and accretion (“DD&A”), offsetting the current quarter capital additions.

•
A foreign exchange loss of $33.7 million was recorded in the second quarter of 2009 due to the translation of a deferred tax liability recorded on the purchase of Solana. The deferred tax liability is denominated in Colombian pesos and the devaluation of 16% in the US dollar against the Colombian Peso in the current quarter produced the foreign exchange loss.

Financial Highlights for Six Months Ended June 30, 2009

•
During the first half of 2009, production of crude oil and natural gas (net after royalty and inventory adjustments) averaged 11,520 barrels of oil equivalent per day, an increase of 269% over the same period in 2008, due mainly to production from three new development wells in the Costayaco field in the Chaza Block in Colombia where Gran Tierra has a 100% working interest subsequent to the acquisition of Solana.

•	Revenue and other income increased by 71% over the same period in 2008 due to increased production partially offset by lower oil prices.

•
Oil and gas property expenditures for the six months ended June 30, 2009 include further development drilling in the Costayaco field, including Costayaco – 7 and Costayaco – 8, the drilling of the Puinaves – 2 exploration well in the Guachiria Norte Block and acquisition of 3D seismic in the Guachiria and Garibay blocks, all in Colombia.

Operational Highlights for the Three and Six Months Ended June 30, 2009

•
Successful Production Testing of Costayaco - 8

In June 2009, we completed logging operations and initiated production testing of Costayaco – 8.  Testing of Costayaco – 8 was completed in early July and initial testing produced 2,211 barrels of oil per day (“BOPD”) in the Upper T Sandstone of the Villeta formation and 2,640 BOPD in the Caballos formation.

•
New Exploration and Exploitation Contracts in Colombia

In June 2009, we signed three Exploration and Exploitation contracts with the National Hydrocarbon Agency totaling 235,264 acres in which we have a 100% working interest. The Piedemonte Norte Block lies southwest of the Chaza Block where the Costayaco field is located. The Piedemonte Sur Block is located immediately west of the Orito Field, the largest oil field in the Putumayo Basin.  Further south, the Rumiyaco Block is located in the central Putumayo Basin.

•	Property Divestment In April 2009, Gran Tierra closed the sale of the Company’s interests in the Guachiria Norte, Guachiria, and Guachiria Sur blocks in Colombia for net proceeds of $6.3 million.

•
Environmental Impact Assessments (EIAs) submitted to Peruvian Government

The seismic and stratigraphic drilling EIAs were submitted to the Peruvian Government in April 2009, for Block 128, and in June 2009, for Block 122.

Consolidated Results of Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated Results of Operations (1)	2009	2008	% Change	2009	2008	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$58,284	$33,042	76	$91,435	$53,791	70
Interest	227	102	123	641	172	273
	58,511	33,144	77	92,076	53,963	71

Operating expenses	8,878	3,726	138	15,964	6,253	155
Depletion, depreciation and accretion	32,691	5,400	505	60,220	8,464	611
General and administrative expenses	7,025	4,641	51	12,150	8,774	38
Derivative financial instruments loss	284	6,278	(95)	284	7,462	(96)
Foreign exchange (gain) loss	33,708	(397)	(8,591)	13,486	(383)	(3,621)
	82,586	19,648	320	102,104	30,570	234

Income (loss) before income taxes	(24,075)	13,496	(278)	(10,028)	23,393	(143)
Income tax expense	(4,125)	(4,970)	(17)	(4,040)	(10,191)	(60)
Net income (loss)	$(28,200)	$8,526	(431)	$(14,068)	$13,202	(207)

Production, Net of Royalties

Oil and NGL's ("bbl") (2)	1,147,595	309,369	271	2,082,643	568,091	267
Natural gas ("mcf")	—	—	—	49,028	—	—
Total production ("boe") (2) (3)	1,147,595	309,369	271	2,085,094	568,091	267

Average Prices

Oil and NGL's ("per bbl")	$50.79	$106.80	(52)	$43.81	$94.69	(54)
Natural gas ("per mcf")	$—	$—	—	$3.91	$—	—

Consolidated Results of Operations ("per boe")

Oil and natural gas sales	$50.79	$106.80	(52)	$43.85	$94.69	(54)
Interest	0.20	0.33	(39)	0.31	0.30	3
	50.99	107.13	(52)	44.16	94.99	(54)

Operating expenses	7.74	12.04	(36)	7.66	11.01	(30)
Depletion, depreciation and accretion	28.49	17.45	63	28.88	14.90	94
General and administrative expenses	6.12	15.00	(59)	5.83	15.44	(62)
Derivative financial instruments loss	0.25	20.29	(99)	0.14	13.13	(99)
Foreign exchange (gain) loss	29.37	(1.28)	(2,395)	6.47	(0.67)	(1,066)
	71.97	63.50	13	48.98	53.81	(9)

Income (loss) before income taxes	(20.98)	43.63	(148)	(4.82)	41.18	(112)
Income tax expenses	(3.59)	(16.06)	(78)	(1.94)	(17.94)	(89)
Net income (loss)	$(24.57)	$27.57	(189)	$(6.76)	$23.24	(129)

(1) Consolidated results of operations include the operations of Solana subsequent to our acquisition of Solana on November 14, 2008.
(2) Gas volumes are converted to barrels of oil equivalent (“boe”) at the rate of 20 thousand cubic feet ("mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. Natural gas liquid (“NGL”) volumes are converted to boe on a one-to-one basis with oil.
(3) Production represents production volumes adjusted for inventory changes.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2009 compared to the Results for the Three and Six Months Ended June 30, 2008

The net loss for the three months ended June 30, 2009 amounted to $28.2 million, or a loss of $0.12 per share, compared to net income of $8.5 million, or $0.08 per share basic and $0.07 per share diluted, for the same period in 2008. Higher oil revenues and a decrease in income taxes were more than offset by a $33.7 million foreign exchange loss and an increase of $27.3 million in DD&A to $32.7 million and higher operating and general and administrative expenses mainly due to the acquisition of Solana. The foreign exchange loss was primarily due to the translation of deferred taxes, while the increase in DD&A was primarily a result of the amortization of the fair value of Solana’s property, plant and equipment recorded upon our acquisition of Solana. Net income for the second quarter of 2008 included a loss of $6.3 million from derivative financial instruments. A net loss of $14.1 million, or $0.06 per share, was recorded for the six months ended June 30, 2009 compared to net income of $13.2 million, or $0.13 per share basic and $0.11 per share diluted, for the same period in 2008. Increased revenues of $37.6 million resulting from higher production was more than offset by an increase of $51.8 million in DD&A mainly related to the Solana assets, increases in operating expenses and general and administrative expenses, and a foreign exchange loss of $13.9 million resulting primarily from revaluation of deferred taxes.

As a result of the Solana acquisition, we increased our working interest to 100% in Costayaco and 70% in Juanambu, in Colombia, which resulted in increased production, revenue, operating costs, and DD&A in 2009.

Revenue and interest increased 77% to $58.5 million for the three months ended June 30, 2009 compared to $33.1 million in the same period in 2008.  This was due to an increase of 271% in crude oil production partially offset by a decrease in crude oil prices.  For the six months ended June 30, 2009 revenue and interest increased 71% to $92.1 million compared to the same period in 2008 for the same reasons above.

Crude oil and NGL production, net after royalties, for the three months ended June 30, 2009 increased to 1,147,595 barrels compared to 309,369 barrels for the same period in 2008 due mainly to the inclusion of production from two new development wells in the Costayaco field, including Solana’s 50% share of production from Costayaco, and Solana’s 35% share of production from Juanambu – 1 in the Guayuyaco Block. In the second quarter of 2008, Colombia production included production from Costayaco – 1, – 2, – 3, and Juanambu – 1 along with production from the Santana Block. For the six months ended June 30, 2009 production increased to 2,082,643 barrels compared to 568,091 barrels for the same period in 2008 for the same reasons as described above. Average realized crude oil prices for the current quarter decreased to $50.79 per barrel ($43.81 per barrel for the first six months of 2009) from $106.80 per barrel for the three months ended June 30, 2008 ($94.69 per barrel for the first six months of 2008), reflecting lower WTI oil prices.

Operating expenses for the second quarter of 2009 amounted to $8.9 million, a 138% increase from the same period in 2008. Operating expenses for the six months ended June 30, 2009 increased to $16.0 million from $6.3 million in the same period last year.  The increase in operating expenses is due to expanded operations and increased production levels in Colombia. However, for the three months ended June 30, 2009, operating expenses on a boe basis were $7.74 per boe, a 36% decline from the same period in 2008 due to the impact of the high production wells and lower operating expenses at Costayaco. A similar decline for the same reason was also recorded for the six months ended June 30, 2009 with operating expenses of $7.66 per boe compared to $11.01 per boe, a 30% decline from the same period in 2008.

DD&A expense for the current quarter increased to $32.7 million compared to $5.4 million for the same quarter in 2008 and increased to $60.2 million for the first half of 2009 compared to $8.5 million for the same period in 2008. Increased production levels as well as amortization expense of $24.6 million for the quarter ($45.5 million for the first half of 2009) related to the fair value of property, plant and equipment recorded on the acquisition of Solana accounted for the increases. On a boe basis, DD&A in the second quarter was $28.49 compared to $17.45 for the same period in 2008. This 63% increase was primarily due to the significant additions to the proved depletable cost base resulting from the Solana acquisition partially offset by higher proved reserves in Colombia. DD&A for the six months ended June 30, 2009 was $28.88 per boe as compared to $14.90 per boe for the same period in 2008 for the same reasons.

General and administrative (“G&A”) expenses of $7.0 million and $12.2 million for the three and six months ended June 30, 2009, were 51% and 38% higher, respectively, than the same periods in 2008 due to increased employee related costs reflecting the expanded operations in Colombia and the 2008 stock option grants. However, due to higher production in 2009, G&A expenses per boe decreased 59% to $6.12 per boe for the current quarter, compared to $15.00 per boe for the second quarter of 2008, and 62% to $5.83 per boe compared to $15.44 per boe for the same period in 2008.

The foreign exchange loss of $33.7 million for the second quarter of 2009 and $13.5 million for the first half of 2009 primarily represent foreign exchange losses resulting from the translation of a deferred tax liability recorded on the purchase of Solana. This deferred tax liability, a monetary liability, is denominated in the local currency of Colombia and as a result, foreign exchange gains and losses have been calculated on conversion to the US dollar functional currency.

Derivative financial instruments loss for the three and six months ended June 30, 2009 was $0.3 million from the costless collar financial derivative contract for crude oil prices entered into pursuant to the terms and conditions of Gran Tierra’s credit facility. The loss related to the derivative financial instruments for the three and six months ended June 30, 2008 was $6.3 million and $7.5 million, respectively.

Income tax expense for the three months ended June 30, 2009 amounted to $4.1 million compared to income tax expense of $5.0 million recorded in the same period in 2008. An income tax expense of $4.0 million was recorded for the six months ended June 30, 2009 compared to an income tax expense of $10.2 million recorded for the same period in 2008. The income tax expense is lower than the same periods in the prior year mainly due to current tax expense recoveries in Colombia associated with capital activities and deferred tax recoveries due to accounting depreciation outpacing tax depreciation.

Segmented Results of Operations

Our operations are carried out in Colombia, Argentina and Peru and we are headquartered in Calgary, Alberta, Canada. Our reportable segments include Colombia, Argentina and Corporate with the latter including the results of our initial activities in Peru. For the three and six months ended June 30, 2009, Colombia generated 93.5% and 92.5%, respectively, of our revenue and other income and reflects the operations of Solana subsequent to the acquisition of Solana on November 14, 2008.

Segmented Results – Colombia

	Three Months Ended June 30,			Six Months Ended June 30,
Segmented Results of Operations – Colombia (1)	2009	2008	% Change	2009	2008	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$54,596	$30,793	77	$84,872	$50,158	69
Interest	98	79	24	322	141	128
	54,694	30,872	77	85,194	50,299	69

Operating expenses	6,952	2,262	207	13,051	3,872	237
Depletion, depreciation and accretion	31,012	4,813	544	56,935	7,280	682
General and administrative expenses	3,012	1,498	101	4,619	2,520	83
Foreign exchange (gain) loss	33,884	(276)	(12,377)	13,174	(215)	(6,227)
	74,860	8,297	802	87,779	13,457	552

Segment income (loss) before income taxes	$(20,166)	$22,575	(189)	$(2,585)	$36,842	(107)

Production, Net of Royalties

Oil and NGL's ("bbl") (2)	1,058,542	258,633	309	1,909,813	474,000	303
Natural gas ("mcf") (2)	—	—	—	49,028	—	—
Total production ("boe") (2) (3)	1,058,542	258,633	309	1,912,264	474,000	303

Average Prices

Oil and NGL's ("per bbl")	$51.58	$119.05	(57)	$44.34	$105.82	(58)
Natural gas ("per mcf")	$—	$—	—	$3.91	$—	—

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$51.58	$119.05	(57)	$44.38	$105.82	(58)
Interest	0.09	0.31	(71)	0.17	0.30	(43)
	51.67	119.36	(57)	44.55	106.12	(58)

Operating expenses	6.57	8.75	(25)	6.82	8.17	(17)
Depletion, depreciation and accretion	29.30	18.61	57	29.77	15.36	94
General and administrative expenses	2.85	5.79	(51)	2.42	5.32	(55)
Foreign exchange (gain) loss	32.01	(1.07)	(3,092)	6.89	(0.45)	(1,631)
	70.73	32.08	120	45.90	28.40	62

Segment income (loss) before income taxes	$(19.06)	$87.28	(122)	$(1.35)	$77.72	(102)

(1)	Segmented results of operations for Colombia include the operations of Solana subsequent to our acquisition of Solana on November 14, 2008.

(2)
Gas volumes are converted to barrels of oil equivalent (“boe”) at the rate of 20 thousand cubic feet ("mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. NGL volumes are converted to boe on a one to one basis with oil.

(3)	Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Colombia for the Three and Six Months Ended June 30, 2009 compared to the Results for the Three and Six Months Ended June 30, 2008

For the three months ended June 30, 2009, loss before income taxes from Colombia amounted to $20.2 million compared to income before taxes of $22.6 million recorded for the same period in 2008. This is mainly the result of a $33.9 million foreign exchange loss, primarily due to the translation of deferred taxes, and a $26.2 million increase in DD&A, primarily a result of the amortization of the fair value of Solana’s property, plant and equipment recorded upon our acquisition of Solana. These factors were partially offset by higher revenues. The results for the first six months of 2009 reflected a loss before income taxes of $2.6 million compared to income before taxes of $36.8 million recorded in the same period in 2008. A foreign exchange loss of $13.2 million coupled with a $49.7 million increase in DD&A was only partially offset by increased revenues.  Higher operating expenses due to increased Colombian production and increased general and administrative expenses from expanded activities were also the contributing factors to the amount of losses recorded in both periods.

For the three months ended June 30, 2009, production of crude oil and NGLs, net after royalties, increased by 309% to 1,058,542 barrels compared to 258,633 barrels for the same period in 2008.  The production for the first six months amounted to 1,909,813 barrels compared to 474,000 barrels, an increase of 303% from the same period last year. The incremental production volumes from Solana properties for the three and six months ended June 30, 2009 were 541,509 and 983,902 barrels of oil, respectively. These production levels are after government royalties ranging from 8% to 20% and third party royalties of 2% to 10%.

Gran Tierra’s Colombian operating results for the three months ended June 30, 2009 are principally impacted by new oil production resulting from the successful 2008 development program in Costayaco including 2 new development wells, in the current quarter, and the inclusion of production from the Solana acquisition. The three months ended June 30, 2008 included production from Costayaco – 1, – 2, – 3, Juanambu – 1 and the Santana Block.

Our production in the second quarters of 2008 and 2009 was impacted by political and economic factors in Colombia. In the first quarter of 2008, sections of the Ecopetrol operated Trans Andean Pipeline were disrupted, which temporarily reduced our deliveries to Ecopetrol, resulting in higher than average Colombia crude oil inventories at June 30, 2008. Ecopetrol was able to restore deliveries within one to two weeks of these attacks. On November 24, 2008, we temporarily suspended production operations in the Costayaco and Juanambu oil fields. This was as a result of a declaration of a state of emergency and force majeure by Ecopetrol, due to a general strike in the region where our operations are located, resulting in higher than average Colombia crude oil inventories at December 31, 2008. On January 12, 2009, crude oil transportation resumed in southern Colombia as a result of the lifting of the strike at the Orito facilities operated by Ecopetrol. In the second quarter of 2009, sections of the Ecopetrol operated Trans Andean Pipeline were damaged, which temporarily reduced our deliveries to Ecopetrol.

As a result of these factors, deliveries to Ecopetrol in 2009 were reduced to approximately 2,200 BOPD, net after royalties, for 14 days in June and we were shut in for the first 10 days of January. During the first quarter of 2008, deliveries to Ecopetrol were reduced to approximately 1,900 BOPD, net after royalties, for 18 days and in the second quarter of 2008 deliveries were reduced to approximately 2,300 BOPD, net after royalties, for 14 days. In July 2009, sections of the same pipeline were damaged, temporarily reducing our deliveries to Ecopetrol.

Revenue and interest were negatively impacted by a decline in net realized crude oil prices year-over-year. The average net realized prices for crude oil, which are based on WTI prices, decreased by 57% to $51.58 per barrel for the three months ended June 30, 2009. For the first six months of this year, the average realized price decreased by 58% to $44.34 per barrel from $105.82 for the same period last year. However, substantially increased production resulted in our revenue and interest from Colombia for the three and six months ended June 30, 2009 increasing by 77% to $54.7 million, and by 69% to $85.2 million, respectively, from the comparable prior year periods.

Operating expenses for the three months ended June 30, 2009 increased to $7.0 million from $2.3 million in the same period last year.   For the six months ended June 30, 2009 operating expenses increased to $13.1 million compared to $3.9 million in the same period in 2008. The increased operating expenses resulted from the increase in producing wells and the inclusion of the Solana operations acquired in 2008. However, on a per barrel basis, operating expenses for the second quarter of 2009 declined to $6.57 compared to $8.75 per barrel incurred for the same period last year ($6.82 for the first six months of 2009 versus $8.17 in the same period last year) reflecting the reduction of fixed operating costs per barrel as total production increased.

For the three and six months ended June 30, 2009, DD&A expense increased to $31.0 million from $4.8 million and to $56.9 million from $7.3 million, respectively, compared to the same periods in 2008. Increased production levels coupled with a higher depletable cost base resulting from the Solana acquisition, partially offset by higher crude oil reserve levels, accounted for the increase in DD&A expense. The incremental DD&A expense recorded as a result of the Solana acquisition was $24.6 million and $45.5 million, respectively, for the three and six months ended June 30, 2009. On a per boe basis, the DD&A expense in Colombia increased by 57% to $29.30 for the second quarter and by 94% to $29.77 for the first half of 2009 compared with the comparable periods last year due to the higher depletable cost base, partially offset by increased proved reserves.

Higher management and administrative expenses incurred to manage the increased level of development and operating activities, the Solana acquired properties, and increased stock-based compensation expense resulted in G&A expense increasing to $3.0 million for the three months ended June 30, 2009 from $1.5 million incurred for the same period in 2008. For the six months ended June 30, 2009, G&A increased to $4.6 million from $2.5 million incurred for the first six months of 2008, for the same reasons above. On a per barrel basis, G&A expense decreased by 51% to $2.85 for the current quarter compared to the same quarter in 2008 and by 55% to $2.42 from $5.32 for the respective six month periods, due to higher production.

The foreign exchange loss of $33.9 million for the three months ended June 30, 2009 includes a foreign exchange loss of $31.5 million which resulted from the translation of a deferred tax liability recognized on the purchase of Solana. For the six months ended June 30, 2009, the foreign exchange loss was $13.2 million mainly representing the loss on translation of deferred taxes. This deferred tax liability, a monetary liability, is denominated in the local currency of the Colombian foreign operations and as a result, foreign exchange gains and losses have been calculated on conversion to the US dollar functional currency. A strengthening in the Colombian peso against the US dollar results in foreign exchange losses, estimated at $70,000 for each one peso decrease in the exchange rate of the Colombian peso to one US dollar.

Capital Program - Colombia

Gran Tierra’s focus for the second quarter of 2009, in addition to undertaking additional oil exploration efforts to further define the potential of our acreage in Colombia, was to further develop the Costayaco field to increase our production. In support of this strategy, our capital expenditures in Colombia amounted to $17.2 million for the three months ended June 30, 2009 and $35.1 million for the current six month period. These additions are net of the $6.3 million proceeds from the disposition of the Guachiria Blocks as discussed below.

Due to the high cost to transport oil produced from the Guachiria Blocks in Llanos Basin, acquired from Solana in Colombia, production was shut in February 2009. In April 2009, the company signed an asset purchase and sale agreement with a third party for Gran Tierra's interests in the Guachiria Norte, Guachiria, and Guachiria Sur blocks. Principal terms include consideration of $7.0 million between the third party and Gran Tierra's subsidiary, Solana, comprising an initial cash payment of $4.0 million at closing, followed by 15 monthly installments of $200,000 each beginning June 1, 2009 and extending through August 3, 2010, less settlement of outstanding amounts. The sale closed on April 16, 2009 and Gran Tierra recorded net proceeds of $6.3 million. Gran Tierra retained a 10% overriding royalty interest on the Guachiria Sur block, which, in the event of a discovery, is designed to reimburse 200% of our costs for previously acquired seismic data.

During the three months ended June 30, 2009, we spent $7.5 million to drill and test Costayaco – 7 and Costayaco – 8. Testing for Costayaco – 8 was completed in July 2009.  Also in the second quarter of 2009, Chaza related capital expenditures included $0.3 million to commence drilling of Costayaco – 9, $1.1 million on a Chaza 2D seismic program and $4.8 million for transfer pumps and separators.

For the three months ended June 30, 2009, we spent $9.8 million on activities on our other blocks including:

•    Rio Magdalena Block – completed long-term testing of Popa-2 well at a cost of $0.4 million.

•    Guachiria Block – completed acquisition of 115 square kilometers of 3D seismic for a cost of $0.4 million.

•    Guachiria Norte Block – drilling of the Puinaves - 2 exploration well, which was dry, at a cost of $3.6 million.

•    Garibay Block – completed acquisition of 110 square kilometers of 3D seismic, at a cost of $1.2 million.

•    Azar Block – commencement of 2D and 3D seismic programs at a cost of $0.9 million.

•    San Pablo Block – commencement of 3D seismic programs at a cost of $1.0 million.

During the six months ended June 30, 2009, we spent $15.6 million to drill and test Costayaco – 6, Costayaco – 7 and Costayaco – 8. Also in the same period of 2009, Chaza related capital expenditures included $0.3 million to drill Costayaco – 9, $1.2 million on a Chaza 2D seismic program and $5.3 million for facilities and equipment.

For the six months ended June 30, 2009, we spent $19.0 million on activities on our other blocks including:

•    Rio Magdalena Block – completion and long-term testing of Popa-2 well at a cost of $1.3 million.

•     Guachiria Sur Block – completed acquisition of 115 square kilometers of 3D seismic for a cost of $3.6 million.

•     Guachiria Block – completed acquisition of 115 square kilometers of 3D seismic for a cost of $1.1 million.

•    Guachiria Norte Block – drilling of the Puinaves - 2 exploration well, which was dry, at a cost of $5.8 million.

•    Garibay Block – completed acquisition of 110 square kilometers of 3D seismic, at a cost of $2.7 million.

•    Azar Block – commencement of 2D and 3D seismic programs at a cost of $0.8 million.

•    San Pablo Block – commencement of 3D seismic programs at a cost of $1.0 million.

For comparison, during the three months ended June 30, 2008, we spent $5.0 million on capital projects and for the six month period ended June 30, 2008 we spent $13.2 million on capital projects. We completed drilling and testing of Costayaco -2 and Costayaco -3 and commenced drilling Costayaco -4 for a total cost during the quarter of $3.4 million ($9.9 million for the six months ended June 30, 2008).  We commenced construction of a pipeline and related facilities to deliver crude oil from Costayaco to our Uchupayaco station and incurred $1.3 million in the three months ended June 30, 2008 ($1.7 million for the six months ended June 30, 2008).  Other capital expenditures for the six months ended June 30, 2008 include $0.5 million of facility costs in Juanambu, leasehold improvements of $0.7 million for new office space in Bogotá, seismic in various areas of $0.3 million and capitalized G&A of $0.2 million.

Segmented Results – Argentina

	Three Months Ended June 30,			Six Months Ended June 30,
Segmented Results of Operations - Argentina	2009	2008	% Change	2009	2008	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$3,688	$2,249	64	$6,563	$3,633	81
Interest	9	5	80	49	10	390
	3,697	2,254	64	6,612	3,643	81

Operating expenses	1,929	1,434	35	2,882	2,336	23
Depletion, depreciation and accretion	1,603	556	188	3,133	1,123	179
General and administrative expenses	439	386	14	966	955	1
Foreign exchange (gain) loss	249	(156)	(260)	600	(132)	(555)
	4,220	2,220	90	7,581	4,282	77

Segment income (loss) before income taxes	$(523)	$34	(1,638)	$(969)	$(639)	52

Production, Net of Royalties

Oil and NGL's ("bbl") (1) (2)	89,053	50,706	76	172,830	94,091	84

Average Prices

Oil and NGL's ("per bbl")	$41.41	$44.35	(7)	$37.97	$38.62	(2)

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$41.41	$44.35	(7)	$37.97	$38.62	(2)
Interest	0.10	0.10	—	0.28	0.12	133
	41.51	44.45	(7)	38.25	38.74	(1)

Operating expenses	21.66	28.28	(23)	16.68	24.83	(33)
Depletion, depreciation and accretion	18.00	10.97	64	18.13	11.94	52
General and administrative expenses	4.93	7.61	(35)	5.59	10.16	(45)
Foreign exchange (gain) loss	2.80	(3.08)	(191)	3.47	(1.39)	(350)
	47.39	43.78	8	43.87	45.54	(4)

Segment income (loss) before income taxes	$(5.88)	$0.67	(978)	$(5.62)	$(6.80)	(17)

(1) NGL volumes are converted to boe on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Argentina for the Three and Six Months Ended June 30, 2009 compared to the Results for the Three and Six Months Ended June 30, 2008

For the three months ended June 30, 2009 the pre-tax loss from Argentina was $0.5 million compared to pre-tax income of $34,000 recorded in the same period in 2008.  The decrease resulted primarily from increased workovers in the current quarter compared to the second quarter of last year. For the six months ended June 30, 2009, the pre-tax loss was $1.0 million compared to $0.6 million of pre-tax loss recorded in the same period last year.

Crude oil and NGL production, net after 12% royalties, increased to 89,053 barrels for the three months ended June 30, 2009 compared to 50,706 barrels for the same period in 2008. For the six months ended June 30, 2009, production levels increased by 84% to 172,830 barrels compared to 94,091 barrels produced in the same period in 2008.  The increase resulted from the successful completion and testing of the Proa – 1 exploration well in the Surubi block in the third quarter of 2008 with sales commencing in the fourth quarter of the year.

Due to the local regulatory regimes, the price we currently receive for production from our blocks is between $37 and $42.50 per barrel. Furthermore, currently all oil and gas producers in Argentina are operating without sales contracts.  A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Along with most other oil producers in Argentina we are continuing deliveries to the refineries and are negotiating a price for deliveries made after June 30, 2009. We are working with other oil and gas producers in the area, as well as Refiner S.A. and provincial governments, to lobby the federal government for change.

With regulated crude oil prices, the change in our revenues over the same quarter in 2008 has been reflective of changes in our production levels. Revenues of $3.7 million generated in the three months ended June 30, 2009 compares to $2.3 million for the same period in 2008. For the six months ended June 30, 2009, revenue levels were $6.6 million compared to $3.6 million in the comparable prior period.

The increase in total expenses in the three and six months ended June 30, 2009 was attributable to workovers, higher production levels as well as expanded operations. Operating expenses for the three months ended June 30, 2009, increased to $1.9 million ($21.66 per boe) compared to $1.4 million ($28.28 per boe) incurred in the same quarter last year. Operating expenses for the first half of 2009 increased to $2.9 million compared to $2.3 million for the same period a year ago. For the six month periods ended June 30, 2009 and 2008, respectively, operating expenses on a per boe basis decreased to $16.68 from $24.83, respectively.

DD&A expense for the three and six months ended June 30, 2009 was $1.6 million and $3.1 million, respectively, an increase from the $0.6 million and $1.1 million recorded in the same periods of 2008, respectively. On a per boe basis, DD&A for the three and six months ended June 30, 2009 increased to $18.00 and $18.13, respectively, from $10.97 and $11.94 recorded in the same periods last year. The impact of higher production levels and lower proved reserves was partially offset by a decreasing proved depletable cost base. This decreasing proved depletable cost base is a result of reduced development expenditures in Argentina.

Capital Program - Argentina

Capital expenditures for the three months ended June 30, 2009, amounted to $0.8 million bringing the total expenditures in the region for the first six months of 2009 to $1.3 million. Capital expenditures in Argentina for the three months ended June 30, 2008, were $2.1 million ($2.5 million for the six months ended June 30, 2008). The expenditures incurred in Argentina during the first six month period of 2008 included $1.6 million drilling expense for the exploration well, Proa-1, in the Surubi block.  Other capital expenditures for the six months ended June 30, 2008, were facilities upgrade costs of $0.3 million in the Palmar Largo area, exploration land lease costs and capitalized G&A including non-cash stock-based compensation expense.

Segmented Results – Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Segmented Results of Operations - Corporate
(Thousands of U.S. Dollars)
Interest	$120	$18	567	$270	$21	1,186

Operating expenses	(3)	30	(110)	31	45	(31)
Depletion, depreciation and accretion	76	31	145	152	61	149
General and administrative expenses	3,574	2,758	30	6,565	5,300	24
Derivative financial instruments loss	284	6,278	(95)	284	7,462	(96)
Foreign exchange (gain) loss	(425)	34	(1,350)	(288)	(37)	678
	3,506	9,131	(62)	6,744	12,831	(47)

Segment loss before income taxes	$(3,386)	$(9,113)	(63)	$(6,474)	$(12,810)	(49)

Segmented Results of Operations - Corporate

In addition to the expenditures associated with the maintenance of Gran Tierra’s headquarters in Calgary, Alberta, Canada, and cost of compliance and reporting under the securities regulation, the results of the Corporate Segment include the results of our initial operations in Peru.

G&A Expenses

The increase in G&A expenses over the same period in the prior year was mainly attributable to higher stock-based compensation expense due to increased stock option grants.

Loss (Gain) from Derivative Financial Instruments

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2009	2008	2009	2008
Realized financial derivative (gain) loss	$—	$1,201	$(87)	$1,692
Unrealized financial derivative loss	284	5,077	371	5,770
Derivative financial instruments loss	$284	$6,278	$284	$7,462

	As at June 30,	As at December 31,
Assets (Liabilities)	2009	2008
Derivative financial instruments	$(138)	$233

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

For the three and six months ended June 30, 2009, we recorded losses of $0.3 million in each period. This compares to losses of $6.3 million and $7.5 million for the three and six months ended June 30, 2008, respectively, due to the high WTI crude oil price in the first half of 2008 as compared to the same period in 2009.

Foreign Exchange Loss (Gain)

The foreign exchange loss (gain) results from the translation of foreign currency denominated transactions to US Dollars.

Capital Program – Corporate

The capital expenditures for the Corporate Segment during the three months ended June 30, 2009 were $0.8 million, bringing the total expenditures for the first six months of 2009 to $1.6 million.  The 2009 year-to-date capital expenditures for the Corporate Segment included expenditures of $1.3 million for Peru on our exploration blocks 122 and 128. The costs incurred mainly related to drilling feasibility and geological studies on the blocks. For comparison, during the second quarter of 2008, capital expenditures of $1.5 million ($2.1 million for the six months ended June 30, 2008) related mainly to acquisition of technical data through aeromagnetic-gravity studies in Peru, which began in 2007 and was continued into 2008.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $146.5 million compared to $176.8 million at December 31, 2008. We believe that our cash position and access to unutilized credit facilities and no debt will provide us with sufficient liquidity to meet our strategic objectives and fund our planned capital program for at least the next 12 months. In accordance with our investment policy, cash balances are invested only in United States or Canadian government backed federal, provincial or state securities with the highest credit ratings and short term liquidity.

Effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base is the present value of our petroleum reserves of a subsidiary, Gran Tierra Colombia, up to maximum of $50 million. We recently completed negotiations with Standard Bank Plc to increase the maximum amount of the credit facility to $200 million.  Final documents are anticipated to be signed in the 3rd quarter.  The initial borrowing base is $7 million and the borrowing base will be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of Gran Tierra’s 2008 Independent Reserve Audit, hawse have the capacity to increase the borrowing base to $120 million under the revised facility, however, this has not been pursued further as the additional credit is not required at this time. The facility includes a letter of credit sub-limit of $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by the assets and reserves of our Colombian subsidiaries. Under the terms of the facility, Gran Tierra is required to maintain and is in compliance with specified financial and operating covenants. Gran Tierra was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As at June 30, 2009, no amounts have been drawn-down under this facility.

Following the acquisition of Solana, effective November 14, 2008, Gran Tierra obtained access to an additional credit facility with BNP Paribas.  The facility had a maturity date of December 20, 2010.  The borrowing base was $26 million, based on the current value of petroleum reserves of the subsidiary, Solana Petroleum Exploration (Colombia) Ltd., up to a maximum of $100 million. This facility was cancelled effective August 4, 2009 as a result of the successful negotiations with Standard Bank to increase the maximum amount available under that facility.

The following provides an analysis of our cash in-flows and out-flows during the six months ended June 30, 2009 and 2008:

Cash Flows

During the six months ended June 30, 2009, our cash and cash equivalents decreased by $30.2 million due to cash inflows from operations of $5.1 million, cash outflows from investing activities of $34.8 million and cash outflows from financing activities of $0.6 million. Net cash provided by operating activities was affected by the significant increase in crude oil production and offset by the decrease in prices as well as increases in receivables related to oil sales.

During the six months ended June 30, 2008, our cash and cash equivalents increased by $17.1 million due to cash inflows from operations of $12.4 million, cash outflows from investing activities of $11.8 million and cash inflows from financing activities of $16.5 million. Net cash provided by operating activities was affected by the significant increase in crude oil production and prices offset by the increase in receivables related to oil sales. Net cash provided by financing activities represented proceeds from the issuance of common shares upon exercise of warrants and stock options.

Off-Balance Sheet Arrangements

As at June 30, 2009, we had no off-balance sheet arrangements.

Contractual Obligations

Gran Tierra holds four categories of operating leases namely office, compressor, vehicle and housing. Future lease payments and other contractual obligations at June 30, 2009 are as follows:

	As at June 30, 2009
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$4,488	$1,754	$2,329	$405	$—
Drilling, completion, facility construction and oil transportation services	11,541	5,235	6,306	—	—
Total	$16,029	$6,989	$8,635	$405	$—

Contractual commitments have increased $9.9 million from December 31, 2008 as a result of entering into third party facility construction, oil transportation and drilling rig commitment contracts in Colombia.

Related Party Transactions

In connection with the Solana acquisition, we acquired additional office space of 4,441 square feet used by Solana as its headquarters in Calgary. The lease payments under the lease are $8,975 per month and operating and other expenses are approximately $4,000 per month.  The lease expires on April 30, 2014. On February 1, 2009, we entered into a sublease for that office space with a company, of which two of Gran Tierra’s directors are shareholders and directors. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $7,050 per month plus approximately $4,000 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary real estate market.

Outlook

Business Environment

Our revenues have been negatively impacted by the continuing fluctuations in crude oil prices. Crude oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the downturn in the worldwide economy on oil demand growth. However, based on projected production, prices, costs and our current liquidity position, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations, cash on hand, and our credit facilities, barring unforeseen events or a further severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, disposition of assets, or issuance of equity.

The credit markets, including the commercial paper markets in the United States, have experienced adverse conditions. Although we have not been materially impacted by these conditions, continuing volatility in the credit markets may increase costs associated with renewing or increasing our credit facilities, or affect our, or third parties we seek to do business with, ability to access those markets.

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

Gran Tierra’s planned capital program has been revised to $151 million for exploration and production development operations in Colombia, Peru, and Argentina for 2009. Approximately $141 million is allocated to Colombia, with $115 million for development drilling and associated facilities construction and approximately $30 million for exploration drilling and new seismic data acquisition.

We intend to continue to explore our large land position encompassing 5.6 million net acres through a program that anticipates one exploration well in Colombia in the fourth quarter of 2009, as well as multiple seismic programs in Colombia and Peru in preparation for a very active exploration drilling in 2010. We anticipate drilling nine exploration wells in Colombia and four exploration wells in Peru in 2010.

We expect our capital expenditure program for 2009 will be fully funded from cash flow and cash on hand. We will continue to monitor our capital spending during 2009.  We have the flexibility to defer or cancel portions of our capital program in response to a drop in WTI from the average of approximately $60 per barrel of oil in the second quarter of 2009.

Outlook – Colombia

In June 2009 we completed logging operations and in July 2009 we completed initial production testing of Costayaco-8.  Testing of Costayaco-8 produced 2,211 BOPD in the Upper T Sandstone of the Villeta formation and 2,640 BOPD in the Caballos formation.  Costayaco-9 spudded July 17, 2009 and Costayaco - 10 is scheduled to follow this year.

Gran Tierra evaluated the optimum production plateau for the Costayaco field taking into consideration reserves, reservoir performance, good operating practice, and net present value of the project. Accordingly, in the second quarter of 2009, we revised the planned production plateau for Costayaco to 19,000 BOPD gross, extending the plateau period to approximately four years. Economic modeling shows no material reduction in value in producing reserves at this new plateau. We are expecting to maintain an average consolidated company production rate between 14,000 to 16,000 BOPD net after royalty for the balance of 2009, excluding the effect of pipeline interruptions.

New infrastructure construction at Costayaco is continuing, including facilities, crude gathering lines, water lines, two pumping stations, and storage batteries. A water handling, processing, and injection facility for Costayaco is also planned.

In addition to the ongoing Costayaco field development activities, one exploration well is currently anticipated for the remainder of 2009 in the Chaza Block. The Moqueta prospect is planned for the fourth quarter of 2009. A second prospect, the Rio Mocoa prospect is planned to be drilled to the west of the Costayaco field in early 2010.

In June 2009, we signed three Exploration and Exploitation contracts with the National Hydrocarbon Agency totaling 235,264 acres in which we have a 100% working interest. The Piedemonte Norte Block, encompassing 78,742 acres, lies southwest of the Chaza Block where the Costayaco field is located.  The Peidemonte Sur Block, encompassing approximately 73,898 acres, is located immediately west of the Orito Field, the largest oil field in the Putumayo Basin.  Further south, the Rumiyaco Block encompasses 82,624 acres in the central Putumayo Basin. We expect these new blocks to be the focus of exploration drilling efforts by Gran Tierra in 2010.

Total 2009 capital expenditures planned for Colombia is $141 million.

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

Total 2009 capital expenditures planned for Argentina is $5 million.

Outlook – Peru

Gran Tierra has expanded its environmental impact assessment on Blocks 122 and 128 in the Marañon Basin of northeastern Peru to include stratigraphic test drilling which is expected to be undertaken in 2010.  The environmental impact assessment for Block 122 and Block 128 have been submitted to the Peruvian government for review and approval.

These assessments are in preparation for a 500 kilometer 2D seismic survey expected to be acquired in the first quarter of 2010 over 16 principal leads amongst the 24 leads identified on the two blocks. Stratigraphic test drilling on up to four prospects is expected to take place in 2010. In addition, a pre-feasibility engineering field development study was completed in the first half of 2009 to assist with planning in the event a commercial discovery is made in 2010.

Total 2009 capital expenditures planned for Peru is $5 million.

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

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, we entered into a costless collar financial derivative contract for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three-year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. At June 30, 2009, this costless collar represented a liability of $138,000, compared to an asset of $233,000 at December 31, 2008. A hypothetical 10% increase in WTI price on June 30, 2009 would cause the value to decrease by approximately $119,000, and a hypothetical 10% decrease in WTI price on June 30, 2009 would cause the value to increase by approximately $157,000.  This compares to a hypothetical 10% increase in WTI price on December 31, 2008 would cause the value to decrease by approximately $229,000, and a hypothetical 10% decrease in WTI price on December 31, 2008 would cause the value to increase by approximately $345,000.

We consider our exposure to interest rate risk to be immaterial as we hold only cash and cash equivalents. Interest rate exposures relate entirely to our investment portfolio, as we do not have short-term or long-term debt. However, if we draw down amounts under our credit facilities with Standard Bank Plc we will incur interest rate risk with respect to the amounts drawn down and outstanding. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality bank issuers at overnight rates, or government securities of the United States or Canadian federal governments such as Guaranteed Investment Certificates or Treasury Bills.  We do not hold any of these investments for trading purposes. We do not hold equity investments.

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

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to our deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the US dollar functional currency. A strengthening in the Colombian peso against the US dollar results in foreign exchange losses, estimated at $70,000 for each one peso decrease in the exchange rate of the Colombian peso to one US dollar.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of June 30, 2009 to ensure that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended on June 30, 2009, there was no change in Gran Tierra’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Gran Tierra’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009, are set forth below, and the risks that reflect substantive changes from the risk factors in the Form 10-K are designated by an asterisk (*).We removed the last risk factor appearing in our Annual Report on Form 10-K relating to the lack of sufficient authorized but unissued shares, because we recently amended our Articles of Incorporation increasing the authorized number of shares of common stock by 270 million shares.

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

For example, starting on November 21, 2008, we were forced to reduce production in Colombia on a gradual basis, culminating on December 11, 2008 when we suspended all production from the Santana, Guayuyaco and Chaza blocks in the Putumayo Basin.  This temporary suspension of production operations was the result of a declaration of a state of emergency and force majeure by Ecopetrol due to a general strike in the region.  In January 2009, the situation was resolved and we were able to resume production and sales shipments. In the second quarter of 2009, sections of the Ecopetrol operated Trans Andean Pipeline were damaged, which temporarily reduced our deliveries to Ecopetrol.

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

We May Have Difficulty Transporting Our Production, Which Could Harm Our Financial Condition.

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

We have interests in five oil producing basins in Colombia - in the Middle Magdalena, Lower Magdalena, Llanos,  Putumayo and Catatumbo basins. The Putumayo and Catatumbo regions have been prone to guerilla activity in the past. In 1989, Argosy’s facilities in one field were attacked by guerillas and operations were briefly disrupted. Pipelines have also been targets, including the Ecopetrol - operated Trans Andean export pipeline which transports oil from the Putumayo region.  In March and April of 2008, sections of the Trans Andean pipeline were blown up by guerillas, which temporarily reduced our deliveries to Ecopetrol in the first quarter of 2008. Ecopetrol was able to restore deliveries within two weeks of these attacks. In June 2009, production from Colombia was reduced for 14 days as a result of Ecopetrol’s pipeline delivery being disrupted in Colombia. In July 2009, sections of the same pipeline were blown up, temporarily reducing our deliveries to Ecopetrol.

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

Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results.

Oil sales in Colombia are made mainly to Ecopetrol. While oil prices in Colombia are related to international market prices, lack of competition and reliance on a limited number of customers for sales of oil may diminish prices and depress our financial results.

The entire Argentine domestic refining market is small and export opportunities are limited by available infrastructure. As a result, our oil sales in Argentina will depend on a relatively small group of customers, and currently, on just three customers. The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect our financial results.  Currently all operators in Argentina are operating without sales contracts. We cannot provide any certainty as to when the situation will be resolved or what the final outcome will be.

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

Negative Economic, Political and Regulatory Developments in Argentina, Including Export Controls May Negatively Affect our Operations.

The Argentine economy has experienced volatility in recent decades. This volatility has included periods of low or negative growth and variable levels of inflation. Inflation was at its peak in the 1980’s and early 1990’s. In late-2001 there was a deep fiscal crisis in Argentina involving restrictions on banking transactions, imposition of exchange controls, suspension of payment of Argentina’s public debt and abrogation of the one-to-one peg of the peso to the dollar. For the next year, Argentina experienced contractions in economic growth, increasing inflation and a volatile exchange rate. Subsequently, Argentina experienced a period of GDP growth, normalized inflation, and strengthened public finances. However, there is no guarantee of economic stability.  The economy faltered and the government experienced some difficulty in 2008.  Inflation has been rising and government popularity has dropped, due to the economic situation and the unpopularity of some of the programs the government tried to implement to deal with it.  The government applied export controls to agricultural products which were highly unpopular and caused demonstrations and labor strikes across the country.

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

*We Must Maintain Effective Registration Statements For All of Our Private Placements of Our Common Stock.

We are required to maintain registration statements periodically in accordance with the Registration Rights Agreements for our 2005 and 2006 private placements of units. Keeping these registration statements effective may be costly and could divert management’s attention from running our business. Failure to maintain these registration statements could result in the loss of ability for some shareholders to trade their shares, and could affect the price of our stock.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI in 2000 was $30 per barrel. In 2006, it was $66 per barrel, in 2007 it was $72 per barrel and in 2008 it was $100 per barrel. However, the average price for the six months ended June 30, 2009 was $51.35, demonstrating the inherent volatility in the market.  We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differences. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

Policies, Procedures and Systems to Safeguard Employee Health, Safety and Security May Not be Adequate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On six separate dates beginning on April 2, 2009 and ending on June 30, 2009, we sold an aggregate of 155,569 shares of our common stock for an aggregate purchase price of $187,594. These shares were issued to seven holders of warrants to purchase shares of our common stock upon exercise of the warrants. On two separate dates, April 9, 2009 and April 14, 2009 we issued 1,655,046 of our common shares in a cashless warrant exercise to two holders of warrants to purchase our common stock upon exercise of the warrants. The shares were issued to these holders in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchasers of the warrants, who had represented to us in the private placement of the warrants that they were accredited investors as defined in Regulation D under the Securities Act.

On April 2, 2009, we issued 200,000 shares of our common stock to a holder of exchangeable shares, which were issued by a subsidiary of Gran Tierra in a share exchange on November 10, 2005. The shares were issued to this holder in reliance on Regulation S promulgated by the SEC as the investor was not a resident of the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Our annual meeting of stockholders was held on June 16, 2009, in Calgary, Alberta, Canada. At the meeting, the following three proposals were voted on and approved as follows:

Proposal I

The following persons were elected as directors to serve for a one-year term:
	Total Votes “For” Each Director	Total Votes “Withheld” from Each Director
Dana Coffield	147,832,160	5,925,119
Jeffrey Scott	146,935,330	6,821,949
Ray Antony	148,902,987	4,854,292
Walter Dawson	148,464,624	5,292,655
Verne Johnson	146,124,142	7,633,137
Nicholas G. Kirton	147,772,269	5,985,010
J. Scott Price	147,910,492	5,846,787

Proposal II

The stockholders also approved an amendment to our Certificate of Incorporation to increase the total authorized number of shares of common stock from 300,000,000 to 570,000,000 shares, as follows:

For	Against	Abstain	Broker Non-Votes
139,821,844	13,286,965	2,338,153	39,726,607

Proposal III

The stockholders also ratified the selection by the Audit Committee of our Board of Directors of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, as follows:

For	Against	Abstain	Broker Non-Votes
153,209,012	310,349	1,927,601	39,726,607

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

GRAN TIERRA ENERGY INC.

Date: August 7, 2009	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: August 7, 2009	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit

No.	Description	Reference

2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (Reg. No. 333-153376), filed with the SEC on October 10, 2008.

3.1	Articles of Incorporation. [NOTE: if we file the Restated Certificate of Incorporation on August 5 or 6, we can file that as Exhibit 3.1 and remove 3.2 to 3.6]	Incorporated by reference to Exhibit 3.1 to the Form SB-2, as amended, filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.2	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Form SB-2, as amended, and filed with the Securities and Exchange Commission on December 31, 2003 (File No. 333-111656).

3.3	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

3.4	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2006 (File No. 333-111656).

3.5	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2008 (File No. 000-52594).

3.6	Certificate Amending Articles of Incorporation.	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2008 (File No. 000-52594).

3.7	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (File No.000-52594).
4.1	Reference is made to Exhibits 3.1 to 3.7.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32	Section 1350 Certifications.	Filed herewith.