Form 10-Q
period 2009-09-30
GRAN TIERRA ENERGY, INC.
filed 2009-11-06
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009
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
(403) 265-3221
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   YES   ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	(do not check if a smaller reporting company) Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

On November 3, 2009, the following numbers of shares of the registrant’s capital stock were outstanding: 216,259,799 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value,  representing 10,411,905 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and  one share of Special B Voting Stock, $0.001 par value,  representing 16,324,391 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUE AND OTHER INCOME
Oil and natural gas sales	$75,171	$40,082	$166,606	$93,873
Interest	183	257	824	429
	75,354	40,339	167,430	94,302
EXPENSES
Operating	9,099	4,513	25,063	10,766
Depletion, depreciation and accretion	35,246	6,757	95,466	15,221
General and administrative	7,076	4,036	19,226	12,810
Derivative financial instruments (gain) loss (Note 10)	(77)	(4,475)	207	2,987
Foreign exchange (gain) loss	18,867	(1,351)	32,353	(1,734)
	70,211	9,480	172,315	40,050

INCOME (LOSS) BEFORE INCOME TAXES	5,143	30,859	(4,885)	54,252
Income tax expense (Note 7)	(7,959)	(7,872)	(11,999)	(18,063)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(2,816)	22,987	(16,884)	36,189
RETAINED EARNINGS (ACCUMULATED DEFICIT), BEGINNING OF PERIOD	(7,084)	(3,309)	6,984	(16,511)
RETAINED EARNINGS (ACCUMULATED DEFICIT), END OF PERIOD	$(9,900)	$19,678	$(9,900)	$19,678

NET INCOME (LOSS) PER SHARE — BASIC	$(0.01)	$0.20	$(0.07)	$0.34
NET INCOME (LOSS) PER SHARE — DILUTED	$(0.01)	$0.18	$(0.07)	$0.30
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	242,232,717	114,324,583	240,585,878	105,509,871
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	242,232,717	128,303,724	240,585,878	119,733,940

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$151,599	$176,754
Restricted cash	1,892	-
Accounts receivable	77,657	7,905
Inventory (Note 2)	3,375	999
Taxes receivable	1,046	5,789
Prepaids	1,001	1,103
Derivative financial instruments (Note 10)	-	233
Deferred tax assets (Note 7)	1,299	2,262

Total Current Assets	237,869	195,045

Oil and Gas Properties (using the full cost method of accounting)
Proved	362,256	380,855
Unproved	362,825	384,195

Total Oil and Gas Properties	725,081	765,050

Other capital assets	2,852	2,502

Total Property, Plant and Equipment (Note 4)	727,933	767,552

Other Long Term Assets
Deferred tax assets (Note 7)	3,940	10,131
Other long term assets	1,067	1,315
Goodwill	98,210	98,582

Total Other Long Term Assets	103,217	110,028

Total Assets	$1,069,019	$1,072,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 8)	$13,881	$21,134
Accrued liabilities (Note 8)	23,733	12,841
Derivative financial instruments (Note 10)	61	-
Taxes payable	11,124	28,163
Deferred tax liability (Note 7)	-	100
Asset retirement obligation (Note 6)	290	-

Total Current Liabilities	49,089	62,238

Deferred tax liability (Note 7)	233,207	213,093
Deferred remittance tax (Note 7)	1,281	1,117
Asset retirement obligation (Note 6)	4,001	4,251

Total Long Term Liabilities	238,489	218,461

Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common shares (Note 5)	608	226
(214,865,802 and 190,248,384 common shares and 27,447,637 and 48,238,269 exchangeable shares, par value $0.001 per share, issued and outstanding as at September 30, 2009 and December 31, 2008, respectively)

Additional paid in capital	762,190	753,236
Warrants	28,543	31,480
Retained earnings (accumulated deficit)	(9,900)	6,984

Total Shareholders’ Equity	781,441	791,926

Total Liabilities and Shareholders’ Equity	$1,069,019	$1,072,625

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2009	2008

Operating Activities
Net income (loss)	$(16,884)	$36,189
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depletion, depreciation and accretion	95,466	15,221
Deferred taxes	(5,650)	(7,729)
Stock based compensation	3,483	1,265
Unrealized loss on financial instruments	294	242
Unrealized foreign exchange loss	32,982	-
Settlement of asset retirement obligations (Note 6)	(52)	-
Net changes in non-cash working capital
Accounts receivable	(68,633)	(26,584)
Inventory	(286)	217
Prepaids	102	(48)
Accounts payable and accrued liabilities	6,501	6,967
Taxes receivable and payable	(12,296)	18,705

Net cash provided by operating activities	35,027	44,445

Investing Activities
Restricted cash	(1,892)	-
Oil and gas property and other capital asset expenditures	(65,595)	(26,587)
Proceeds from disposition of oil and gas property (Note 4)	4,800	-
Long term assets and liabilities	248	(30)

Net cash used in investing activities	(62,439)	(26,617)

Financing Activities
Proceeds from issuance of common stock	2,257	21,743

Net cash provided by financing activities	2,257	21,743

Net (decrease) increase in cash and cash equivalents	(25,155)	39,571
Cash and cash equivalents, beginning of period	176,754	18,189

Cash and cash equivalents, end of period	$151,599	$57,760

Cash	$66,980	$22,165
Term deposits	84,619	35,595
Cash and cash equivalents, end of period	$151,599	$57,760

Supplemental cash flow disclosures:
Cash paid for taxes	$27,896	$9,701
Non-cash investing activities:
Non-cash working capital related to capital additions	$8,233	$13,574

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008

Share Capital
Balance, beginning of period	$226	$95
Issue of common shares	382	131

Balance, end of period	608	226

Additional Paid in Capital
Balance, beginning of period	753,236	72,458
Issue of common shares	1,313	663,405
Issue of stock options in a business combination	-	1,345
Exercise of warrants	2,937	12,864
Exercise of stock options	562	72
Stock based compensation expense	4,142	3,092

Balance, end of period	762,190	753,236

Warrants
Balance, beginning of period	31,480	20,750
Issue of warrants	-	23,594
Exercise of warrants	(2,937)	(12,864)

Balance, end of period	28,543	31,480

Retained Earnings (Accumulated Deficit)
Balance, beginning of period	6,984	(16,511)
Net income (loss)	(16,884)	23,495

Balance, end of period	(9,900)	6,984

Total Shareholders’ Equity	$781,441	$791,926

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business

Gran Tierra Energy Inc., a Nevada corporation (the “Company” or “Gran Tierra”), is a publicly traded oil and gas company engaged in acquisition, exploration, development and production of oil and natural gas properties. The Company’s principal business activities are in Colombia, Argentina, Peru and Brazil.

2. Significant Accounting Policies

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company as at September 30, 2009, the results of its operations for the three and nine month periods ended September 30, 2009 and 2008, and its cash flows for the nine month periods ended September 30, 2009 and 2008.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009. The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company’s 2008 Annual Report on Form 10-K and are the same policies followed in these unaudited interim consolidated financial statements, except as disclosed below. The Company evaluated all subsequent events through November 5, 2009, the date the unaudited interim consolidated financial statements were issued.

Inventory

Crude oil inventories at September 30, 2009 and December 31, 2008 are $2.9 million and $0.8 million, respectively. Supplies at September 30, 2009 and December 31, 2008 are $0.5 million and $0.2 million, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 820-10 (formerly Statement of Financial Accounting Standards (“SFAS”) 157) “Fair Value Measurements”. ASC 820-10 defines fair value, establishes a framework for measuring fair value under US GAAP and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued ASC 820-10-15-1A (formerly FASB Staff Position (“FSP”) SFAS 157-2) which delays the effective date of ASC 820-10 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB also issued ASC 820-10-35-15A (formerly FSP SFAS 157-3 (superseded by ASC 820-10-65-1 (formerly FSP SFAS 157-4))), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of ASC 820-10 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Effective January 1, 2008, the Company adopted ASC 820-10 for financial assets and liabilities. The partial adoption of ASC 820-10 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 10 for information and related disclosures. Effective January 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  The adoption of ASC 820-10 related to these items on January 1, 2009 did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 805-10 (formerly SFAS 141 (R)), “Business Combinations”, and ASC 810-10-65 (formerly SFAS 160), “Non-controlling Interests in Consolidated Financial Statements”. ASC 805-10 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In April 2009, the FASB issued ASC 805-10-35-1 (formerly FSP SFAS 141(R)-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends the guidance in ASC 805-10 to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with ASC 450-10-05 (formerly SFAS No. 5), “Accounting for Contingencies,” and ASC 450-20-55 (formerly FASB Interpretation (FIN) No. 14), “Reasonable Estimation of the Amount of a Loss.”  Further, ASC 805-10 eliminated the specific subsequent accounting guidance for contingent assets and liabilities from ASC 805-10, without significantly revising the guidance in SFAS No. 141.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with ASC 805-10. ASC 805-10 was effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 810-10-65 (formerly SFAS 160) clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. ASC 805-10 and ASC 810-10-65 were effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited and the provisions are applied prospectively. The adoption of these statements and ASC 805-10 as of January 1, 2009 did not have a material effect on the Company’s consolidated financial statements but these changes may affect potential future business combinations.

In March 2008, the FASB issued ASC 815-10-15 (formerly SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities”. ASC 815-10-15 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 (formerly SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. ASC 815-10-15  is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10-15 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued ASC 350-30 (formerly FSP 142-3), “Determination of the Useful Life of Intangible Assets”. ASC 350-30  amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10 (formerly SFAS 142), “Goodwill and Other Intangible Assets”. ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of ASC 350-30 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on ASC 815-40-15 (formerly Emerging Issues Task Force “EITF”  07-05), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” ASC 815-40-15 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815-10. ASC 815-40-15 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of ASC 815-40-15 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting” to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (a) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices. The provisions of this final ruling are effective for disclosures in Gran Tierra’s Annual Report on Form 10-K for the year ending December 31, 2009.  Early adoption is not permitted.  Gran Tierra is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In April 2009, the FASB issued ASC 825-10-65-1 (formerly FSP SFAS 107-1), “Interim Disclosures about Fair Value of Financial Instruments”, which amends ASC 825-10 (formerly SFAS 107), “Disclosures about Fair Value of Financial Instruments”, and ASC 825-10 (formerly APB Opinion No. 28), “Interim Financial Reporting”. ASC 825-10-65-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. ASC 825-10-65-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date for ASC 825-10-65-1 is interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10-65-1 on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 320-10-65-1 (formerly FSP SFAS 115-2 and FAS 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments”. ASC 320-10-65-1 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. ASC 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65-1 on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-65-4 (formerly FSP SFAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". ASC 820-10-65-4 provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65-4 on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS 165), “Subsequent Events”. ASC 855-10 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855-10  is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855-10 effective for the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860-10 (formerly SFAS 166), “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”. ASC 860-10 amends ASC 860-10 (formerly SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. ASC 860-10 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. ASC 860-10 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. Gran Tierra is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued ASC 810-10 (formerly SFAS 167), “Amendments to FASB Interpretation No. 46(R)”. ASC 810-10 amends ASC 810-10 (formerly FIN 46(R)), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, ASC 810-10 required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. ASC 810-10 also requires enhanced disclosures about an enterprise’s involvement with a VIE. ASC 810-10 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  Gran Tierra is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105-10 is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10, effective for the third quarter of 2009, did not have a significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, "Measuring Liabilities at Fair Value," which amends ASC 820, "Fair Value Measurements and Disclosures." ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability.  The Company will adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009, and adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

3. Segment and Geographic Reporting

The Company’s reportable operating segments are Colombia and Argentina based on a geographic organization. The Company is primarily engaged in the exploration and production of oil and natural gas. Peru and Brazil are not reportable segments because the level of activity on these land holdings is not significant at this time and are included as part of the Corporate segment. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and natural gas operations before price risk management and income taxes.

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

The following tables present information on the Company’s reportable geographic segments:
	Three Months Ended September 30, 2009
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$71,385	$3,786	$-	$75,171
Interest income	31	34	118	183
Depreciation, depletion & accretion	33,630	1,538	78	35,246
Depreciation, depletion & accretion - per unit of production	30.37	18.38	-	29.59
Segment income (loss) before income taxes	7,955	390	(3,202)	5,143
Segment capital expenditures (1)	$17,024	$1,890	$210	$19,124

	Three Months Ended September 30, 2008
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$37,733	$2,349	$-	$40,082
Interest income	138	8	111	257
Depreciation, depletion & accretion	6,129	593	35	6,757
Depreciation, depletion & accretion - per unit of production	18.44	11.09	-	17.51
Segment income (loss) before income taxes	29,972	(942)	1,829	30,859
Segment capital expenditures	$5,109	$6,389	$3,052	$14,550

	Nine Months Ended September 30, 2009
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$156,257	$10,349	$-	$166,606
Interest income	352	84	388	824
Depreciation, depletion & accretion	90,565	4,671	230	95,466
Depreciation, depletion & accretion - per unit of production	29.99	18.21	-	29.14
Segment income (loss) before income taxes	5,370	(577)	(9,678)	(4,885)
Segment capital expenditures (1)	$58,431	$3,162	$1,799	$63,392

	Nine Months Ended September 30, 2008
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$87,891	$5,982	$-	$93,873
Interest income	279	18	132	429
Depreciation, depletion & accretion	13,409	1,716	96	15,221
Depreciation, depletion & accretion - per unit of production	16.63	11.63	-	15.96
Segment income (loss) before income taxes	66,814	(1,581)	(10,981)	54,252
Segment capital expenditures	$18,259	$8,918	$5,144	$32,321

	As at September 30, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant & equipment	$695,275	$26,627	$6,031	$727,933
Goodwill	98,210	-	-	98,210
Other assets	92,466	11,750	138,660	242,876
Total Assets	$885,951	$38,377	$144,691	$1,069,019

	As at December 31, 2008
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant & equipment	$735,208	$27,882	$4,462	$767,552
Goodwill	98,582	-	-	98,582
Other assets	44,554	8,868	153,069	206,491
Total Assets	$878,344	$36,750	$157,531	$1,072,625

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

4. Property, Plant and Equipment

	As at September 30, 2009			As at December 31, 2008
(Thousands of U.S. Dollars)	Cost	Accumulated DD&A	Net book value	Cost	Accumulated DD&A	Net book value
Oil and natural gas properties
Proved	$495,530	$(133,274)	$362,256	$419,539	$(38,684)	$380,855
Unproved	362,825	-	362,825	384,195	-	384,195
	858,355	(133,274)	725,081	803,734	(38,684)	765,050
Furniture and fixtures and leasehold improvements	3,773	(2,168)	1,605	1,979	(848)	1,131
Computer equipment	2,862	(1,871)	991	1,791	(526)	1,265
Automobiles	361	(105)	256	163	(57)	106
Total Property, Plant and Equipment	$865,351	$(137,418)	$727,933	$807,667	$(40,115)	$767,552

During the nine months ended September 30, 2009, the Company capitalized $2.4 million (year ended December 31, 2008 - $1.9 million) of general and administrative expenses related to the Colombian full cost center, including $0.5 million (year ended December 31, 2008 - $0.4 million) of stock based compensation expense, and $0.4 million (year ended December 31, 2008 - $0.8 million) of general and administrative expenses in the Argentina full cost center, including $0.1 million (year ended December 31, 2008 - $0.1 million) of stock based compensation.

The unproved oil and natural gas properties at September 30, 2009 consist of exploration lands held in Colombia, Argentina and Peru. As at September 30, 2009, the Company had $353.9 million (December 31, 2008 - $375.9 million) in unproved assets in Colombia, $3.7 million (December 31, 2008 - $4.7 million) of unproved assets in Argentina and $5.2 million (December 31, 2008 - $3.6 million) of unproved assets in Peru. These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess and allocate the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

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

5. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share (collectively, “common stock”), and two shares are designated as special voting stock, par value $0.001 per share. On June 16, 2009, the shareholders of Gran Tierra approved an amendment to the Articles of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 570,000,000 shares. As at September 30, 2009, outstanding share capital consists of 214,865,802 common voting shares of the Company, 16,877,002 exchangeable shares of Gran Tierra Exchange Co., and 10,570,635 exchangeable shares of Goldstrike Exchange Co. The exchangeable shares of Gran Tierra Exchange Co, were issued upon acquisition of Solana. The exchangeable shares of Gran Tierra Goldstrike Inc. were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. Each exchangeable share is exchangeable into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the Company’s board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have substantially the same rights as holders of common voting shares.

Warrants

At September 30, 2009, the Company has 5,629,314 warrants outstanding to purchase 2,814,657 common shares for $1.25 per share, 12,147,682 warrants outstanding to purchase 6,073,841 common shares for $1.05 per share and 7,145,938 warrants assumed upon the acquisition of Solana to purchase 7,145,938 common shares for CDN$2.10 per share. For the nine months ended September 30, 2009, 3,224,216 common shares were issued upon the exercise of 8,919,706 warrants (nine months ended September 30, 2008, 20,209,385 common shares were issued upon the exercise of 40,598,048 warrants).

Stock Options

As at September 30, 2009, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire shares of the Company’s common stock. On November 14, 2008, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the number of shares of common stock available for issuance thereunder from 9,000,000 shares to 18,000,000 shares.

The Company grants options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or the grantee’s end of service to the Company, whichever occurs first. At the time of grant, the exercise price equals the market price. For the nine months ended September 30, 2009, 602,570 common shares were issued upon the exercise of 602,570 stock options (nine months ended September 30, 2008 – 209,164). The following options are outstanding as of September 30, 2009:

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Outstanding, December 31, 2008	11,406,870	$2.13
Granted in 2009	945,000	3.06
Exercised in 2009	(602,570)	(1.56)
Forfeited in 2009	(352,226)	(3.03)
Outstanding, September 30, 2009	11,397,074	$2.21

The weighted average grant date fair value for options granted in 2009 was $1.85. The intrinsic value of options exercised for the nine months ended September 30, 2009 was $922,682 (nine months ended September 30, 2008 - $854,925).

The table below summarizes stock options outstanding at September 30, 2009:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of Exercise Prices ($/option)	Options	$/Option	Expiry Years
0.50 to 1.00	935,001	$0.80	6.1
1.01 to 1.30	1,640,000	1.26	7.2
1.31 to 2.00	447,419	1.76	7.2
2.01 to 3.00	7,674,654	2.41	9.0
3.01 to 10.00	700,000	4.36	9.4
Total	11,397,074	$2.21	8.4

The aggregate intrinsic value of options outstanding at September 30, 2009 is $22.6 million based on the Company’s closing stock price of $4.16 for that date. At September 30, 2009, there was $5.3 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years.

For the nine months ended September 30, 2009, the stock based compensation expense was $4.1 million (nine months ended September 30, 2008 - $1.7 million) of which $3.3 million (nine months ended September 30, 2008 - $1.1 million) was recorded in general and administrative expense and $0.2 million was recorded in operating expense in the consolidated statement of operations (nine months ended September 30, 2008 – $0.2 million). For the nine months ended September 30, 2009, $0.6 million of stock based compensation was capitalized as part of exploration and development costs (nine months ended September 30, 2008 – $0.4 million).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield (per share)	$ nil	$ nil	$ nil	$ nil
Volatility	97%	89%	97%	75% to 92%
Risk-free interest rate	0.5%	2.1%	0.5%	2.1%
Expected term	3 years	3 years	3 years	3 years
Estimated forfeiture percentage (per year)	10%	10%	10%	10%

Weighted average shares outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of common and exchangeable shares outstanding	242,232,717	114,324,583	240,585,878	105,509,871
Shares issuable pursuant to warrants	-	10,710,501	-	10,776,592
Shares issuable pursuant to stock options	-	3,640,571	-	3,682,831
Shares to be purchased from proceeds of stock options	-	(371,931)	-	(235,354)
Weighted average number of diluted common and exchangeable shares outstanding	242,232,717	128,303,724	240,585,878	119,733,940

Income (loss) per share

For the three and nine month periods ended September 30, 2009, options to purchase 11,397,074 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive. For the three and nine month periods ended September 30, 2009, 24,922,934 warrants to purchase 16,034,436 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive. For the three and nine months ended September 30, 2008, options to purchase 100,000 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive.

6. Asset Retirement Obligation

As at September 30, 2009 the Company’s asset retirement obligation was comprised of a Colombian obligation in the amount of $3.3 million (December 31, 2008 - $3.5 million) and an Argentine obligation in the amount of $1.0 million (December 31, 2008 - $0.8 million). Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties were as follows:

(Thousands of U.S. Dollars)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance, beginning of period	$4,251	$799
Liability assumed in a business combination	-	3,148
Settlements	(52)	(334)
Disposal	(734)	-
Liability incurred	532	615
Foreign exchange	41	(29)
Accretion	253	52
Balance, end of period	$4,291	$4,251

Asset retirement obligation - current	$290	$-
Asset retirement obligation - long term	4,001	4,251
Balance, end of period	$4,291	$4,251

7. Income Taxes

The income tax expenses (recoveries) reported differ from the amount computed by applying the Canadian statutory rate to income before income taxes for the following reasons:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2009	2008
Income (loss) before income taxes	$(4,885)	$54,252
	29.00%	29.50%
Income tax expense (benefit) expected	(1,417)	16,004
Impact of current period tax losses not recognized	8,264	(1,022)
Foreign currency translation adjustments	6,641	-
Depreciation on inflationary adjustments	(155)	-
Utilization of foreign tax credits	-	(17,800)
Impact of foreign taxes	1,413	1,629
Enhanced tax depreciation incentive	(831)	(1,852)
Stock based compensation	141	249
Non-deductible items	1,448	122
Previously unrecognized tax assets	-	3,420
Partnership income (loss) pick-up in the United States and Canada	(3,505)	19,710
Recognition of foreign tax credits		(2,222)
Other	-	(175)
Total income tax expense	$11,999	$18,063

	As at
(Thousands of U.S. Dollars)	September 30, 2009	December 31, 2008
Deferred Tax Assets
Tax benefit of loss carryforwards	$17,244	$16,905
Book value in excess of tax basis	800	1,228
Foreign tax credits and other accruals	10,719	9,595
Capital losses	1,492	1,419
Deferred tax assets before valuation allowance	30,255	29,147
Valuation allowance	(25,016)	(16,754)
	$5,239	$12,393

Deferred tax assets - current	$1,299	$2,262
Deferred tax assets - long-term	3,940	10,131
	5,239	12,393

Deferred Tax Liabilities
Current - book value in excess of tax basis	-	(100)
Long-term - book value in excess of tax basis	(233,207)	(213,093)
	(233,207)	(213,193)

Net Deferred Tax Liabilities	$(227,968)	$(200,800)

The Company was required to calculate a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this law, therefore, no further remittance tax liabilities will be accrued. The historical balance which was included in the Company’s financial statements as of September 30, 2009 was $1.3 million (December 31, 2008 - $1.1 million).

The Company has accrued no amounts as of September 30, 2009, for the potential payment of interest and penalties. For the three and nine month periods ended September 30, 2009, the Company has not recognized any amounts in respect of potential interest and penalties associated with uncertain tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions, as applicable. The Company is subject to income tax examinations for the calendar tax years ended 2005 through 2008 in various, but not all, jurisdictions.

As at September 30, 2009, the Company has deferred tax assets relating to net operating loss carryforwards of $22.5 million (December 31, 2008 - $17.0 million) and capital losses of $1.5 million (December 31, 2008 – $1.4 million) before valuation allowances. Of these losses, $18.4 million (December 31, 2008 - $17.0 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses, nil will expire at the end of 2009 (December 31, 2008 - nil), $1.5 million (December 31, 2008 - $1.4 million) will begin to expire by 2011 and $22.5 million of net operating losses (December 31, 2008 - $17.0 million) will begin to expire thereafter.

8. Accounts Payable and Accrued Liabilities

The balances in accrued liabilities and accounts payable are comprised of the following:

	As at September 30, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$15,276	$852	$166	$16,294
Payroll	568	265	732	1,565
Audit, legal, consultants	-	103	1,123	1,226
General and administrative	741	9	454	1,204
Operating	15,965	1,360	-	17,325
Total	$32,550	$2,589	$2,475	$37,614

	As at December 31, 2008
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$11,654	$1,254	$4	$12,912
Payroll	978	435	921	2,334
Audit, legal, consultants	-	126	1,351	1,477
General and administrative	1,193	52	898	2,143
Operating	13,309	1,800	-	15,109
Total	$27,134	$3,667	$3,174	$33,975

9. Commitments and Contingencies

Leases

Gran Tierra holds four categories of operating leases: office, compressor, vehicle and housing. Future lease payments at September 30, 2009 are as follows:

	As at September 30, 2009
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$5,191	$2,161	$2,706	$324	$-
Drilling, completion, facility construction and oil transportation services	20,426	18,257	2,169	-	-
Total	$25,617	$20,418	$4,875	$324	$-

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

Contingencies

Ecopetrol and Gran Tierra Energy Colombia Ltd. “Gran Tierra Colombia”, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. There is a material difference in the interpretation of the procedure established in Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back-in to the Guayuyaco discovery. Gran Tierra Colombia’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. There has been no agreement between the parties, and Ecopetrol has filed a lawsuit in the Contravention Administrative Court in the District of Cauca regarding this matter. Gran Tierra Colombia filed a response on April 29, 2008 in which it refuted all of Ecopetrol’s claims and requested a change of venue to the courts in Bogotá.  At this time no amount has been accrued in the financial statements as the Company does not consider it probable that a loss will be incurred. Ecopetrol is claiming damages of approximately $5.4 million. To the Company’s knowledge, there are no other legal proceedings against Gran Tierra.

10. Financial Instruments, Fair Value Measurements and Credit Risk

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and derivative financial instruments. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. As at September 30, 2009, the fair values of financial instruments approximate their book amounts due to the short term maturity of these instruments. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. The book value of the accounts receivable reflects management’s assessment of the associated credit risks.

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the US dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $70,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

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

The Company recognizes the fair value of its derivative instruments as assets or liabilities on the balance sheet.  None of the Company's derivative instruments currently qualify as fair value hedges or cash flow hedges, and accordingly, changes in fair value of the derivative instruments are recognized as income or expense in the consolidated statement of operations and retained earnings (accumulated deficit) with a corresponding adjustment to the fair value of derivative instruments recorded on the balance sheet. Under the terms of the Credit Facility with Standard Bank (Note 11), the Company was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three year term of the Facility. In accordance with the terms of the Facility, the Company entered into a costless collar derivative instrument for crude oil based on West Texas Intermediate (“WTI”) price, with a floor of $48.00 and a ceiling of $80.00, for a three year period ending February 2010, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2009	2008	2009	2008
Realized financial derivative (gain) loss	$-	$1,052	$(87)	$2,745
Unrealized financial derivative (gain) loss	(77)	(5,527)	294	242
Derivative financial instruments (gain) loss	$(77)	$(4,475)	$207	$2,987

	As at September 30,	As at December 31,
Assets (Liabilities)	2009	2008
Derivative financial instruments	$(61)	$233

Certain of Gran Tierra’s assets and liabilities are reported at fair value in the accompanying balance sheets. The following tables provide fair value measurement information for such assets and liabilities as at September 30, 2009 and December 31, 2008.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable (including accrued liabilities) included in the accompanying consolidated balance sheets approximated fair value at September 30, 2009 and December 31, 2008. These assets and liabilities are not presented in the following tables.

As at September 30, 2009
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Liabilities
(Thousands of U.S. Dollars)
Crude oil collar	$(61)	$(61)	$-	$(61)	$-

As at December 31, 2008
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
(Thousands of U.S. Dollars)
Crude oil collar	$233	$233	$-	$233	$-

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. When available, Gran Tierra measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

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

11. Credit Facilities

Effective February 28, 2007, the Company entered into a credit facility with Standard Bank Plc. The facility has a three year term which may be extended by agreement between the parties. The borrowing base was the present value of the Company’s petroleum reserves of a subsidiary, Gran Tierra Colombia, up to maximum of $50 million. The Company recently completed negotiations with Standard Bank Plc to increase the maximum amount of the credit facility to $200 million.  Final documents were signed on August 24, 2009.  The initial borrowing base is $7 million and the borrowing base can be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of Gran Tierra’s 2008 Independent Reserve Audit, the Company has the capacity to increase the borrowing base to $120 million under the revised facility; however, this has not been pursued further as the additional borrowing base is not required at this time. The facility includes a letter of credit sub-limit of $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by the assets of Gran Tierra Colombia and Solana Petroleum Exploration (Colombia) Ltd. Under the terms of the facility, the Company is required to maintain and is in compliance with specified financial and operating covenants. Gran Tierra was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As at September 30, 2009, no amounts have been drawn-down under this facility.

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

12. Related Party Transaction

On February 1, 2009, the Company entered into a sublease for office space with a company, of which two of Gran Tierra’s directors are shareholders and directors.  The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $7,600 per month plus approximately $3,900 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary, Alberta, Canada real estate market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our projected financial position and result, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct nor can we assure adequate funding will be available to execute our planned future capital program. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, those set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.   Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are an independent international energy company incorporated in the United States and engaged in oil and natural gas exploration, development and production. We are headquartered in Calgary, Alberta, Canada and operate in South America in Colombia, Argentina and Peru, and have a business development office in Brazil.

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

During the third quarter of 2009, we opened a business development office in Rio de Janeiro, Brazil.

The oil and gas industry has been adversely impacted by the downturn in the global economy and the decline in average crude oil prices during the first three quarters of 2009 compared to the same period in 2008. Although our revenue has been negatively affected by these lower oil prices, our current liquidity position has mitigated the impact of these adverse market conditions. We believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations, cash on hand and our credit facilities, barring unforeseen events. We also have the ability to defer or cancel portions of our capital expenditure program should our operating cash flows decline as a result of reductions in crude oil prices.

Financial and Operational Highlights (1)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change

Production - Barrels of Oil Equivalent per Day	12,945	4,194	209	12,000	3,482	245

Per Barrel of Oil Equivalent Prices Realized	$63.12	$103.88	(39)	$50.86	$98.40	(48)

Revenue and Other Income ($000's)	$75,354	$40,339	87	$167,430	$94,302	78

Net Income (Loss) ($000's)	$(2,816)	$22,987	(112)	$(16,884)	$36,189	(147)

Net Income (Loss) Per Share - Basic	$(0.01)	$0.20	(105)	$(0.07)	$0.34	(121)

Net Income (Loss) Per Share - Diluted	$(0.01)	$0.18	(106)	$(0.07)	$0.30	(123)

Capital Expenditures ($000's)	$19,124	$14,550	31	$63,392	$32,321	96

	As at September 30,	As at December 31,
	2009	2008	% Change

Cash & Cash Equivalents ($000's)	$151,599	$176,754	(14)

Working Capital (including cash & cash equivalents) ($000's)	$188,780	$132,807	42

Property, Plant & Equipment ($000's)	$727,933	$767,552	(5)

(1) The Financial and Operating Highlights include the operations of Solana subsequent to our acquisition of Solana on November 14, 2008.

Financial Highlights for Three Months Ended September 30, 2009

•
In the third quarter of 2009, production of crude oil (net after royalty and inventory adjustments) averaged 12,945 barrels of oil per day (“BOPD”), an increase of 209% over the same period in 2008, due mainly to production from four new development wells in the Costayaco field in the Chaza Block in Colombia where Gran Tierra has a 100% working interest subsequent to the acquisition of Solana.

•	Revenue and other income increased by 87% over the same period in 2008 due to increased production partially offset by lower oil prices.

•
A foreign exchange loss of $18.9 million, of which $20.3 million is an unrealized non-cash foreign exchange loss, was recorded in the third quarter of 2009 primarily due to the translation of a deferred tax liability recorded on the purchase of Solana. The deferred tax liability is denominated in Colombian pesos and the devaluation of 11% in the US dollar against the Colombian Peso in the current quarter resulted in the foreign exchange loss.

•
Oil and gas property expenditures for the third quarter of 2009 include further development drilling in the Costayaco field including the successful drilling of the Costayaco – 9 well in addition to facility construction at Costayaco, and seismic programs in the Rio Magdelena and San Pablo Blocks.

•
Our cash position of $151.6 million (excluding restricted cash) at September 30, 2009 decreased from $176.8 million at December 31, 2008 as a result of year-to-date capital expenditures, partially offset by cash provided by operating activities.

•
Working capital (including cash & cash equivalents) was $188.8 million at September 30, 2009, which is a $56.0 million increase from December 31, 2008, due mainly to increased receivables as at September 30, 2009 compared to December 31, 2008.

•
Property, plant & equipment as at September 30, 2009 was $727.9 million, a decrease from December 31, 2008, primarily as a result of increased depletion, depreciation and accretion (“DD&A”), partially offset by capital additions.

•	Standard Bank Plc increased the maximum amount of our credit facility to $200 million, effective August 24, 2009. No amounts have been drawn down under this facility.

Financial Highlights for Nine Months Ended September 30, 2009

•
During the first three quarters of 2009, production of crude oil and natural gas (net after royalty and inventory adjustments) averaged 12,000 barrels of oil equivalent per day, an increase of 245% over the same period in 2008, due mainly to production from four new development wells in the Costayaco field in the Chaza Block in Colombia where Gran Tierra has a 100% working interest subsequent to the acquisition of Solana.

•	Revenue and other income increased by 78% over the same period in 2008 due to the increased production, partially offset by lower oil prices.

•
A foreign exchange loss of $32.4 million, of which $33.0 million is an unrealized non-cash foreign exchange loss, was recorded in the first three quarters of 2009 primarily due to the translation of a deferred tax liability recorded on the purchase of Solana. The deferred tax liability is denominated in Colombian pesos and the devaluation of 14% in the US dollar against the Colombian Peso in the first three quarters of 2009 resulted in the foreign exchange loss.

•
Oil and gas property expenditures for the nine months ended September 30, 2009 include further development drilling in the Costayaco field, including Costayaco – 6, Costayaco – 7, Costayaco – 8, and Costayaco – 9, facility construction in Costayaco, the drilling of the Puinaves – 2 exploration well in the Guachiria Norte Block and acquisition of 2D or 3D seismic in the Guachiria, Garibay, Rio Magdelena, Chaza, and San Pablo Blocks, all in Colombia.

Operational Highlights for the Three and Nine Months Ended September 30, 2009

•	Costayaco Field Oil Production Milestones

At the end of August 2009, we reached our daily production plateau target of 19,000 BOPD gross for the Costayaco field. In addition, production from the Costayaco field in Colombia reached five million cumulative barrels of gross oil production on September 10, 2009 triggering additional government royalties.

•	Successful Production Testing of Costayaco - 8 and Costayaco - 9

In June 2009, we completed logging operations and initiated production testing of Costayaco – 8. Testing of Costayaco – 8 was completed in early July and the well came on production later in the month. In August 2009, after further testing, it was determined that Costayaco – 7 will be completed as a water injector well to dispose of produced water from the Costayaco field, and to provide pressure support for the Villeta T reservoir. In September 2009, we completed logging operations and production testing of Costayaco – 9. Testing of Costayaco – 9 was completed in early September and the well was tied in and put on production later in the month.

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

In April 2009, Gran Tierra closed the sale of its interests in the Guachiria Norte, Guachiria, and Guachiria Sur Blocks in Colombia for net proceeds of $6.3 million.

•	Environmental Impact Assessments submitted to Peruvian Government

The seismic and stratigraphic drilling environmental impact assessments were submitted to the Peruvian Government in April 2009, for Block 128, and in June 2009, for Block 122. Consultations with communities in the region have concluded.

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated Results of Operations (1)	2009	2008	% Change	2009	2008	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$75,171	$40,082	88	$166,606	$93,873	77
Interest	183	257	(29)	824	429	92
	75,354	40,339	87	167,430	94,302	78

Operating expenses	9,099	4,513	102	25,063	10,766	133
Depletion, depreciation and accretion	35,246	6,757	422	95,466	15,221	527
General and administrative expenses	7,076	4,036	75	19,226	12,810	50
Derivative financial instruments (gain) loss	(77)	(4,475)	(98)	207	2,987	(93)
Foreign exchange (gain) loss	18,867	(1,351)	(1,497)	32,353	(1,734)	(1,966)
	70,211	9,480	641	172,315	40,050	330

Income (loss) before income taxes	5,143	30,859	(83)	(4,885)	54,252	(109)
Income tax expense	(7,959)	(7,872)	1	(11,999)	(18,063)	(34)
Net income (loss)	$(2,816)	$22,987	(112)	$(16,884)	$36,189	(147)

Production, Net of Royalties

Oil and NGL's ("bbl") (2)	1,190,954	385,886	209	3,273,597	953,957	243
Natural gas ("mcf")	-	-	-	49,028	-	-
Total production ("boe") (2) (3)	1,190,954	385,886	209	3,276,048	953,957	243

Average Prices

Oil and NGL's ("per bbl")	$63.12	$103.88	(39)	$50.84	$98.40	(48)
Natural gas ("per mcf")	$-	$-	-	$3.91	$-	-

Consolidated Results of Operations ("per boe")

Oil and natural gas sales	$63.12	$103.88	(39)	$50.86	$98.40	(48)
Interest	0.15	0.66	(77)	0.25	0.45	(44)
	63.27	104.54	(39)	51.11	98.85	(48)

Operating expenses	7.64	11.70	(35)	7.65	11.29	(32)
Depletion, depreciation and accretion	29.59	17.51	69	29.14	15.96	83
General and administrative expenses	5.94	10.46	(43)	5.87	13.43	(56)
Derivative financial instruments loss	(0.06)	(11.60)	(99)	0.06	3.13	(98)
Foreign exchange (gain) loss	15.84	(3.50)	(553)	9.88	(1.82)	(643)
	58.95	24.57	140	52.60	41.99	25

Income (loss) before income taxes	4.32	79.97	(95)	(1.49)	56.86	(103)
Income tax expenses	(6.68)	(20.40)	(67)	(3.66)	(18.93)	(81)
Net income (loss)	$(2.36)	$59.57	(104)	$(5.15)	$37.93	(114)

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

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2009 compared to the Results for the Three and Nine Months Ended September 30, 2008

As a result of the Solana acquisition, we increased our working interest to 100% in the Costayaco field and 70% in the Juanambu field, in Colombia, which resulted in increased production, revenue, operating costs, and DD&A in 2009.

A net loss of $2.8 million, or a loss of $0.01 per share basic and diluted, was recorded for the three months ended September 30, 2009 compared to net income of $23.0 million, or $0.20 per share basic and $0.18 per share diluted, for the same period in 2008. A foreign exchange loss of $18.9 million, of which $20.3 million is an unrealized non-cash foreign exchange loss, an increase of $28.5 million in DD&A to $35.2 million and higher operating and general and administrative expenses, more than offset the higher oil revenues for the current quarter. Net income for the third quarter of 2008 included a loss of $4.5 million from derivative financial instruments. A net loss of $16.9 million, or a loss of $0.07 per share basic and diluted, was recorded for the nine months ended September 30, 2009 compared to net income of $36.2 million, or $0.34 per share basic and $0.30 per share diluted, for the same period in 2008. Increased oil and natural gas sales of $72.7 million resulting from higher production were more than offset by lower crude oil prices, an increase of $80.2 million in DD&A mostly related to the Solana assets, increases in operating expenses and general and administrative expenses, and a foreign exchange loss of $32.4 million, of which $33.0 million is an unrealized non-cash foreign exchange loss, resulting primarily from translation of deferred taxes recorded on the purchase of Solana.

Revenue and interest increased 87% to $75.4 million for the three months ended September 30, 2009 compared to $40.3 million in the same period in 2008.  This was due to an increase of 209% in crude oil production partially offset by a decrease in crude oil prices.  For the nine months ended September 30, 2009 revenue and interest increased 78% to $167.4 million compared to the same period in 2008 for the same reasons cited above.

Crude oil and NGL production, net after royalties, for the three months ended September 30, 2009 increased to 1,190,954 barrels compared to 385,886 barrels for the same period in 2008, and for the nine months ended September 30, 2009 production increased to 3,273,597 barrels compared to 953,957 barrels for the same period in 2008, due mainly to increased production from our Colombia operations. Average realized crude oil prices for the current quarter decreased to $63.12 per barrel ($50.84 per barrel for the first nine months of 2009) from $103.88 per barrel for the three months ended September 30, 2008 ($98.40 per barrel for the first nine months of 2008), reflecting lower WTI oil prices.

Operating expenses for the third quarter of 2009 amounted to $9.1 million, a 102% increase from the same period in 2008. Operating expenses for the nine months ended September 30, 2009 increased to $25.1 million from $10.8 million in the same period last year.  The increase in operating expenses is due to expanded operations and increased production levels in Colombia. However, for the three months ended September 30, 2009, operating expenses on a boe basis were $7.64 per boe, a 35% decline from the same period in 2008 due to the impact of the high production wells and lower operating expenses at Costayaco. A similar decline for the same reason was also recorded for the nine months ended September 30, 2009 with operating expenses of $7.65 per boe compared to $11.29 per boe, a 32% decline, from the same period in 2008.

DD&A expense for the current quarter increased to $35.2 million compared to $6.8 million for the same quarter in 2008 and increased to $95.5 million for the first three quarters of 2009 compared to $15.2 million for the same period in 2008. Increased production levels as well as amortization expense of $26.9 million for the quarter ($72.4 million for the nine months of 2009) related to the fair value of property, plant and equipment recorded on the acquisition of Solana accounted for the increases. On a boe basis, DD&A in the third quarter was $29.59 compared to $17.51 for the same period in 2008. This 69% increase was primarily due to the significant additions to the proved depletable cost base resulting from the Solana acquisition partially offset by higher proved reserves in Colombia. DD&A for the nine months ended September 30, 2009 was $29.14 per boe as compared to $15.96 per boe for the same period in 2008 for the same reasons.

General and administrative (“G&A”) expenses of $7.1 million and $19.2 million for the three and nine months ended September 30, 2009, were 75% and 50% higher, respectively, than the same periods in 2008 due to increased employee related costs reflecting the expanded operations in Colombia and 2008 stock option grants. However, due to higher production in 2009, G&A expenses per boe decreased 43% to $5.94 per boe for the current quarter, compared to $10.46 per boe for the third quarter of 2008 and declined by 56% to $5.87 per boe for the first nine months ended September 30, 2009 compared to $13.43 per boe for the same period in 2008.

Derivative financial instruments gain for the three months ended September 30, 2009 was $0.1 million, while a loss of $0.2 million was recorded for the nine months ended September 30, 2009, both from the costless collar financial derivative contract for crude oil prices entered into pursuant to the terms and conditions of Gran Tierra’s credit facility. A derivative financial instruments gain of $4.5 million was recorded for the three months ended September 30, 2008 while a loss of $3.0 million was recorded for the nine months ended September 30, 2008 related to the same derivative financial instruments.

The foreign exchange loss of $18.9 million, of which $20.3 million is an unrealized non-cash foreign exchange loss,  for the third quarter of 2009 and $32.4 million for the first nine months of 2009 of which $33.0 million is unrealized non-cash foreign exchange loss primarily resulting from the translation of a deferred tax liability recorded on the purchase of Solana. This deferred tax liability, a monetary liability, is denominated in the local currency of Colombia and as a result, foreign exchange gains and losses have been calculated on conversion to the U.S. dollar functional currency.

Income tax expense for the three months ended September 30, 2009 amounted to $8.0 million compared to income tax expense of $7.9 million recorded in the same period in 2008. An income tax expense of $12.0 million was recorded for the nine months ended September 30, 2009 compared to an income tax expense of $18.1 million recorded for the same period in 2008. For the three and nine months ended September 30, 2009, income tax expense related to operations increased by 1% and decreased by 34% respectively, primarily due to fluctuations in income before taxes. The variance from the 29% Canadian statutory rate for both the three and nine months ended September 30, 2009 is primarily attributable to foreign currency translation fluctuations that are not taxable in the related foreign jurisdictions, valuation allowances taken on losses incurred in the U.S. and Canada, and the residual income tax incurred in jurisdictions with a higher income tax rate than Canada. The variance from the 29.5% Canadian statutory rate for the three months ended September 30, 2008 is primarily attributable to the recognition of previously unrecognized foreign tax credits, which was partially offset by an increase due to the majority of taxable income being incurred in Colombia, which has a statutory tax rate of 33%.The variance from the 29.5% Canadian statutory rate for the nine months ended September 30, 2008 is primarily attributable to the majority of taxable income being incurred in jurisdictions with a local statutory rate which is higher than that of Canada.

Segmented Results of Operations

Our operations are carried out in Colombia, Argentina, Peru, and Brazil, and we are headquartered in Calgary, Alberta, Canada. Our reportable segments include Colombia, Argentina and Corporate with the latter including the results of our initial activities in Peru and Brazil. For the three and nine months ended September 30, 2009, Colombia generated 94.8% and 93.5%, respectively, of our revenue and other income and reflects the operations of Solana subsequent to the acquisition of Solana on November 14, 2008.

Segmented Results – Colombia

	Three Months Ended September 30,			Nine Months Ended September 30,
Segmented Results of Operations – Colombia (1)	2009	2008	% Change	2009	2008	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$71,385	$37,733	89	$156,257	$87,891	78
Interest	31	138	(78)	352	279	26
	71,416	37,871	89	156,609	88,170	78

Operating expenses	7,242	2,453	195	20,292	6,325	221
Depletion, depreciation and accretion	33,630	6,129	449	90,565	13,409	575
General and administrative expenses	2,777	692	301	7,396	3,212	130
Foreign exchange (gain) loss	19,812	(1,375)	(1,541)	32,986	(1,590)	(2,175)
	63,461	7,899	703	151,239	21,356	608

Segment income before income taxes	$7,955	$29,972	(73)	$5,370	$66,814	(92)

Production, Net of Royalties

Oil and NGL's ("bbl") (2)	1,107,265	332,382	233	3,017,078	806,382	274
Natural gas ("mcf") (2)	-	-	-	49,028	-	-
Total production ("boe") (2) (3)	1,107,265	332,382	233	3,019,529	806,382	274

Average Prices

Oil and NGL's ("per bbl")	$64.47	$113.52	(43)	$51.73	$108.99	(53)
Natural gas ("per mcf")	$-	$-	-	$3.91	$-	-

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$64.47	$113.52	(43)	$51.75	$108.99	(53)
Interest	0.03	0.42	(93)	0.12	0.35	(66)
	64.50	113.94	(43)	51.87	109.34	(53)

Operating expenses	6.54	7.38	(11)	6.72	7.84	(14)
Depletion, depreciation and accretion	30.37	18.44	65	29.99	16.63	80
General and administrative expenses	2.51	2.08	21	2.45	3.98	(38)
Foreign exchange (gain) loss	17.89	(4.14)	(532)	10.92	(1.97)	(654)
	57.31	23.76	141	50.08	26.48	89

Segment income (loss) before income taxes	$7.19	$90.18	(92)	$1.79	$82.86	(98)

(1)	Segmented results of operations for Colombia include the operations of Solana subsequent to our acquisition of Solana on November 14, 2008.

(2)
Gas volumes are converted to barrels of oil equivalent (“boe”) at the rate of 20 thousand cubic feet ("mcf") of gas per barrel of oil based upon the approximate relative values of natural gas and oil. NGL volumes are converted to boe on a one to one basis with oil.

(3)	Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Colombia for the Three and Nine Months Ended September 30, 2009 compared to the Results for the Three and Nine Months Ended September 30, 2008

For the three months ended September 30, 2009, income before income taxes from Colombia amounted to $8.0 million compared to income before taxes of $30.0 million recorded for the same period in 2008. This is mainly the result of a $19.8 million foreign exchange loss, of which $20.0 million is an unrealized non-cash foreign exchange loss, primarily due to the translation of deferred taxes recorded on the purchase of Solana, and a $27.5 million increase in DD&A, primarily a result of the amortization of the fair value of Solana’s property, plant and equipment recorded upon our acquisition of Solana. These factors were partially offset by higher revenues. The results for the first nine months of 2009 reflect income before income taxes of $5.4 million compared to income before income taxes of $66.8 million recorded in the same period in 2008. A foreign exchange loss of $33.0 million, of which $32.6 million is an unrealized non-cash foreign exchange loss, coupled with a $77.2 million increase in DD&A was only partially offset by increased revenues.  Higher operating expenses due to increased Colombian production and increased general and administrative expenses from expanded activities were also contributing factors to the reduced income before income taxes in both periods.

For the three months ended September 30, 2009, production of crude oil and NGLs, net after royalties, increased by 233% to 1,107,265 barrels compared to 332,382 barrels for the same period in 2008.  The production for the first nine months amounted to 3,017,078 barrels compared to 806,382 barrels, an increase of 274% from the same period last year. The incremental production volumes from Solana properties for the three and nine months ended September 30, 2009 were 565,957 and 1,552,321 barrels of oil, respectively. These production levels are after government royalties ranging from 8% to 22.5% and third party royalties of 2% to 10%.

Gran Tierra’s Colombian operating results for the three months ended September 30, 2009 are principally impacted by the inclusion of production from four new development wells in the Costayaco field, including Solana’s 50% share of production from Costayaco, and Solana’s 35% share of production from Juanambu – 1 in the Guayuyaco Block. In the third quarter of 2008, Colombia production included production from Costayaco – 1, – 2, – 3, and Juanambu – 1 along with production from the Santana Block.

Our production in 2009 and 2008 was impacted by political and economic factors in Colombia. In the second and third quarter of 2009, sections of the Ecopetrol operated Trans Andean Pipeline were damaged, which temporarily reduced our deliveries to Ecopetrol. In the first and second quarter of 2008, sections of the Ecopetrol operated Trans Andean Pipeline were disrupted, which temporarily reduced our deliveries to Ecopetrol, resulting in higher than average Colombia crude oil inventories. Ecopetrol was able to restore deliveries within one to two weeks. On November 24, 2008, we temporarily suspended production operations in the Costayaco and Juanambu oil fields. This was as a result of a declaration of a state of emergency and force majeure by Ecopetrol, due to a general strike in the region where our operations are located. On January 12, 2009, crude oil transportation resumed in southern Colombia as a result of the lifting of the strike at the Orito facilities operated by Ecopetrol.

As a result of these factors, deliveries to Ecopetrol in 2009 were reduced to approximately 3,800 BOPD, net after royalties, for 32 days between July and August 2009, and reduced to approximately 2,200 BOPD, net after royalties, for 14 days in June, and we were shut in for the first 10 days of January. During the first quarter of 2008, deliveries to Ecopetrol were reduced to approximately 1,900 BOPD, net after royalties, for 18 days and in the second quarter of 2008 deliveries were reduced to approximately 2,300 BOPD, net after royalties, for 14 days.

Revenue and interest were negatively impacted by a decline in net realized crude oil prices in 2009 compared to 2008. The average net realized prices for crude oil, which are based on WTI prices, decreased by 43% to $64.47 per barrel for the three months ended September 30, 2009 compared to the same period last year. For the first nine months of this year, the average realized price decreased by 53% to $51.73 per barrel from $108.99 for the same period last year. However, substantially increased production resulted in our revenue and interest from Colombia for the three and nine months ended September 30, 2009 increasing by 89% to $71.4 million, and by 78% to $156.6 million, respectively, from the comparable prior year periods.

As a result of achieving gross field production of five million barrels in our Costayaco field during the month of September 2009, Gran Tierra is now subject to an additional government royalty payable. This royalty is calculated on 30 percent of the field production revenue over an inflation adjusted trigger point. That trigger point for Gran Tierra is $30.22 for 2009. Production revenue for this calculation is based on production volumes net of other government royalty volumes. Average government royalties at Costayaco with gross production of 19,000 BOPD and $70 WTI per barrel are approximately 24.8%, including the additional government royalty of approximately 17.0%. The National Hydrocarbons Agency sliding scale royalty at 19,000 BOPD is approximately 9.4% and this royalty is deductible prior to calculating the additional government royalty.

Operating expenses for the three months ended September 30, 2009 increased to $7.2 million from $2.5 million in the same period last year. For the nine months ended September 30, 2009 operating expenses increased to $20.3 million compared to $6.3 million in the same period in 2008. The increased operating expenses resulted from the increase in production and the inclusion of the Solana operations acquired on November 14, 2008. However, on a per barrel basis, operating expenses for the third quarter of 2009 declined to $6.54 compared to $7.38 incurred for the same period last year ($6.72 for the first nine months of 2009 versus $7.84 in the same period last year) reflecting the reduction of fixed operating costs per barrel as total production increased.

For the three and nine months ended September 30, 2009, DD&A expense increased to $33.6 million from $6.1 million and to $90.6 million from $13.4 million, respectively, compared to the same periods in 2008. Increased production levels coupled with a higher depletable cost base resulting from the Solana acquisition, partially offset by higher crude oil reserve levels, accounted for the increase in DD&A expense. The incremental DD&A expense recorded as a result of the Solana acquisition was $26.9 million and $72.4 million, respectively, for the three and nine months ended September 30, 2009. On a per boe basis, the DD&A expense in Colombia increased by 65% to $30.37 for the third quarter and by 80% to $29.99 for the first nine months of 2009 compared with the comparable periods last year due to the higher depletable cost base reflecting the Solana properties recorded at fair value upon acquisition, partially offset by increased proved reserves.

Higher general and administrative expenses incurred to manage the increased level of development and operating activities and, the Solana acquired properties, and increased stock-based compensation expense resulted in G&A expense increasing to $2.8 million for the three months ended September 30, 2009 from $0.7 million incurred for the same period in 2008. For the nine months ended September 30, 2009, G&A increased to $7.4 million from $3.2 million incurred for the first nine months of 2008, for the same reasons cited above. On a per barrel basis, G&A expense increased by 21% to $2.51 from $2.08 for the third quarter of 2009 compared with the same period in 2008 due to relatively higher capitalized G&A recoveries recorded in the third quarter of 2008 versus the current quarter. For the nine months ended September 30, 2009, G&A expense per boe decreased by 38% to $2.45 from $3.98 for the first nine months of 2008, due to higher production.

The foreign exchange loss of $19.8 million for the three months ended September 30, 2009 includes an unrealized non-cash foreign exchange loss of $19.6 million which resulted from the translation of a deferred tax liability recognized on the purchase of Solana. For the nine months ended September 30, 2009, the foreign exchange loss was $33.0 million, of which $32.2 million is an unrealized non-cash foreign exchange loss on translation of deferred taxes recognized on the purchase of Solana. This deferred tax liability, a monetary liability, is denominated in the local currency of the Colombian foreign operations and as a result, foreign exchange gains and losses have been calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $70,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

Capital Program - Colombia

Gran Tierra’s focus for the third quarter of 2009, in addition to undertaking additional oil exploration efforts to further define the potential of our acreage in Colombia, was to continue with the development of the Costayaco field to increase our production. In support of this strategy, our capital expenditures in Colombia amounted to $17.0 million and $58.4 million, respectively, for the three and nine months ended September 30, 2009.

Segmented Capital Expenditures - Colombia Block and Activity	Three Months Ended	Nine Months Ended
(Millions of U.S. Dollars)	September 30, 2009	September 30, 2009

Chaza - drilled and tested Costayaco -6, -7, -8, -9, commenced drilling of Costayaco -10, commenced 2D seismic program, installed facilities and equipment	$11.6	$33.4
Rio Magdalena - completion and long term testing of Popa-2 well	1.4	2.7
Guachiria - completed acquisition of 115 square kilometers of 3D seismic	-	1.1
Guachiria Norte Block - drilling of the Puinaves -2 exploration well, which was dry	-	5.8
Guachiria Sur - completed acquisition of 115 square kilometers of 3D seismic	-	3.7
Garibay - completed acquisition of 110 square kilometers of 3D seismic	-	2.6
Azar - commencement of 2D and 3D seismic programs	1.0	1.8
San Pablo - commencement of 3D seismic programs	1.2	2.2
Leasehold improvements	0.3	2.0
Capitalized G&A and other	1.5	3.1

Segmented Capital Expenditures - Colombia	$17.0	$58.4

For comparison, during the three months ended September 30, 2008, we spent $5.1 million on capital projects and for the nine month period ended September 30, 2008 we spent $18.3 million on capital projects.

Segmented Capital Expenditures - Colombia Block and Activity	Three Months Ended	Nine Months Ended
(Millions of U.S. Dollars)	September 30, 2008	September 30, 2008

Chaza - drilled and tested Costayaco -2, -3, -4, -5, commenced drilling of Costayaco -6, and facilities and equipment	$3.8	$15.4
Guayayaco - Juanambu facilities	-	0.5
Azar - commencement of 2D seismic programs	0.3	0.5
Leasehold improvements	-	0.7
Capitalized G&A and other	1.0	1.2

Segmented Capital Expenditures - Colombia	$5.1	$18.3

Due to the high cost to transport oil produced from the Guachiria Blocks in Llanos Basin, acquired from Solana in Colombia, production was shut in February 2009. In April 2009, the company signed an asset purchase and sale agreement with a third party for Gran Tierra's interests in the Guachiria Norte, Guachiria, and Guachiria Sur Blocks. Principal terms included consideration of $7.0 million between the third party and Gran Tierra's subsidiary, Solana, comprising an initial cash payment of $4.0 million at closing, followed by 15 monthly installments of $200,000 each beginning June 1, 2009 and extending through August 3, 2010, less settlement of outstanding amounts. The sale closed on April 16, 2009 and Gran Tierra recorded net proceeds of $6.3 million. Gran Tierra retained a 10% overriding royalty interest on the Guachiria Sur Block, which, in the event of a discovery, is designed to reimburse 200% of our costs for previously acquired seismic data.

Segmented Results – Argentina

Segmented Results of	Three Months Ended September 30,			Nine Months Ended September 30,
Operations - Argentina (Thousands of U.S. Dollars)	2009	2008	% Change	2009	2008	% Change
Oil and natural gas sales	$3,786	$2,349	61	$10,349	$5,982	73
Interest	34	8	325	84	18	367
	3,820	2,357	62	10,433	6,000	74

Operating expenses	1,856	2,034	(9)	4,738	4,370	8
Depletion, depreciation and accretion	1,538	593	159	4,671	1,716	172
General and administrative expenses	546	497	10	1,511	1,451	4
Foreign exchange (gain) loss	(510)	175	(391)	90	44	105
	3,430	3,299	4	11,010	7,581	45

Segment income (loss) before income taxes	$390	$(942)	(141)	$(577)	$(1,581)	(64)

Production, Net of Royalties

Oil and NGL's ("bbl") (1) (2)	83,689	53,484	56	256,519	147,575	74

Average Prices

Oil and NGL's ("per bbl")	$45.24	$43.91	3	$40.34	$40.54	-

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$45.24	$43.91	3	$40.34	$40.54	-
Interest	0.41	0.15	173	0.33	0.12	175
	45.65	44.06	4	40.67	40.66	-

Operating expenses	22.18	38.03	(42)	18.47	29.61	(38)
Depletion, depreciation and accretion	18.38	11.09	66	18.21	11.63	57
General and administrative expenses	6.52	9.29	(30)	5.89	9.83	(40)
Foreign exchange (gain) loss	(6.09)	3.27	(286)	0.35	0.30	17
	40.99	61.68	(34)	42.92	51.37	(16)

Segment income (loss) before income taxes	$4.66	$(17.62)	(126)	$(2.25)	$(10.71)	(79)

(1) NGL volumes are converted to boe on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Argentina for the Three and Nine Months Ended September 30, 2009 compared to the Results for the Three and Nine Months Ended September 30, 2008

For the three months ended September 30, 2009 the pre-tax income from Argentina was $0.4 million compared to a pre-tax loss of $0.9 million recorded in the same period in 2008.  The increase resulted from higher production levels offset partially by increased depletion. For the nine months ended September 30, 2009, the pre-tax loss was $0.6 million compared to $1.6 million of pre-tax loss recorded in the same period last year, due to the same factors cited above.

Crude oil and NGL production, net after 12% royalties, increased to 83,689 barrels for the three months ended September 30, 2009 compared to 53,484 barrels for the same period in 2008. For the nine months ended September 30, 2009, production levels increased by 74% to 256,519 barrels compared to 147,575 barrels produced in the same period in 2008.  The increase resulted from the successful completion and testing of the Proa – 1 exploration well in the Surubi Block in the third quarter of 2008 with sales commencing in the fourth quarter of the year.

Due to the local regulatory regimes, the price we currently receive for production from our blocks is approximately $43 per barrel. Furthermore, currently all oil and gas producers in Argentina are operating without sales contracts.  A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Along with most other oil producers in Argentina we are continuing deliveries to the refineries and are negotiating a price for deliveries made after September 30, 2009. We are working with other oil and gas producers in the area, as well as Refiner S.A. and provincial governments, to lobby the federal government for change.

With regulated crude oil prices, the change in our revenues over the same quarter in 2008 has been reflective of changes in our production levels. Revenues of $3.8 million generated in the three months ended September 30, 2009 compares to $2.3 million for the same period in 2008. For the nine months ended September 30, 2009, revenue levels were $10.3 million compared to $6.0 million in the comparable prior period.

The Argentine Secretariat of Energy has awarded Gran Tierra Argentina with $0.7 million of Petroleum Plus program fiscal credits due to our fourth quarter 2008 production growth. The program implements a system of fiscal credits calculated on two different performance-based criteria: 1) production growth and 2) replacement of total proved reserves, both over an established baseline calculation of production additions and reserve replacement. The fiscal credits are intended to be applied against export taxes. As our Argentina subsidiary is not an exporter of oil, we are in the process of identifying Argentine oil exporters who may wish to purchase this credit. The Program was effective October 1, 2008 and fiscal credits are awarded quarterly to companies meeting the criteria on a “look back” basis. Annual requalification for the Petroleum Plus program requires reserves replacement.

Gran Tierra considers the Petroleum Plus credits to be a contingent gain and therefore no fiscal credits have been recorded in the financial statements. Petroleum Plus fiscal credits will be recorded when they are received and subsequently sold to an Argentine oil exporter. Amounts earned from fiscal credits are fully taxable.

Operating expenses for the three months ended September 30, 2009, decreased slightly to $1.9 million ($22.18 per boe) compared to $2.0 million ($38.03 per boe) incurred in the same quarter last year. Operating expenses for the first three quarters of 2009 marginally increased to $4.7 million ($18.47 per boe) compared to $4.4 million ($29.61 per boe) for the same period a year ago. Higher production volumes from Proa – 1 in the Surubi Block, in both comparative periods, resulted in the significant reductions in the operating costs per boe basis.

DD&A expense for the three and nine months ended September 30, 2009 was $1.5 million and $4.7 million, respectively, an increase from the $0.6 million and $1.7 million recorded in the same periods of 2008, respectively. On a per boe basis, DD&A for the three and nine months ended September 30, 2009 increased to $18.38 and $18.21, respectively, from $11.09 and $11.63 recorded in the same periods last year. The impact of higher production levels and lower proved reserves was partially offset by a decreasing proved depletable cost base. This decreasing proved depletable cost base is a result of reduced development expenditures in Argentina.

Capital Program - Argentina

Capital expenditures for the three months ended September 30, 2009, amounted to $1.9 million bringing the total expenditures in the region for the first nine months of 2009 to $3.2 million. The capital expenditures for the three and nine months ended September 30, 2009 mainly relate to workovers, facility construction, and the acquisition of seismic. Capital expenditures in Argentina for the three months ended September 30, 2008, were $6.4 million ($8.9 million for the nine months ended September 30, 2008). The expenditures incurred in Argentina during the first nine month period of 2008 included $7.6 million drilling expense for the exploration well, Proa-1, in the Surubi Block.  Other capital expenditures for the nine months ended September 30, 2008, were facilities upgrade costs of $0.3 million in the Palmar Largo area, exploration land lease costs and capitalized G&A including non-cash stock based compensation expense.

Segmented Results – Corporate

Segmented Results of	Three Months Ended September 30,			Nine Months Ended September 30,
Operations – Corporate (Thousands of U.S. Dollars)	2009	2008	% Change	2009	2008	% Change
Interest	$118	$111	6	$388	$132	194

Operating expenses	1	26	(96)	33	71	(54)
Depletion, depreciation and accretion	78	35	123	230	96	140
General and administrative expenses	3,753	2,847	32	10,319	8,147	27
Derivative financial instruments (gain) loss	(77)	(4,475)	(98)	207	2,987	(93)
Foreign exchange (gain) loss	(435)	(151)	188	(723)	(188)	285
	3,320	(1,718)	(293)	10,066	11,113	(9)

Segment income (loss) before income taxes	$(3,202)	$1,829	(275)	$(9,678)	$(10,981)	(12)

Segmented Results of Operations - Corporate

In addition to the expenditures associated with the maintenance of Gran Tierra’s headquarters in Calgary, Alberta, Canada, and cost of compliance and reporting under the securities regulation, the results of the Corporate Segment include the results of our initial operations in Peru and Brazil.

G&A Expenses

The increase in G&A expenses between both comparative periods in the prior year was mainly attributable to increased staff and higher stock based compensation expense due to increased stock option grants.

(Gain) Loss from Derivative Financial Instruments

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2009	2008	2009	2008
Realized financial derivative (gain) loss	$-	$1,052	$(87)	$2,745
Unrealized financial derivative (gain) loss	(77)	(5,527)	294	242
Derivative financial instruments (gain) loss	$(77)	$(4,475)	$207	$2,987

	As at September 30,	As at December 31,
Assets (Liabilities)	2009	2008
Derivative financial instruments	$(61)	$233

In accordance with the terms of the credit facility with Standard Bank Plc, in February of 2007 we entered into a costless collar financial derivative contract for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010.

For the three and nine months ended September 30, 2009, we recorded a gain of $0.1 million and a loss of $0.2 million, respectively. This compares to a gain of $4.5 million, and a $3.0 million loss from derivative financial instruments, for the three and nine months ended September 30, 2008, respectively. These gains and loses are based on the effects of changing WTI crude oil price, and forward price curves used to fair value the costless collar of the respective period ends.

Foreign Exchange Loss (Gain)

The foreign exchange loss (gain) results from the translation of foreign currency denominated transactions to U.S. Dollars.

Capital Program – Corporate

The capital expenditures for the Corporate Segment during the three months ended September 30, 2009 were $0.2 million, bringing the total expenditures for the first nine months of 2009 to $1.8 million.  The 2009 year-to-date capital expenditures for the Corporate Segment included expenditures of $1.5 million for Peru on our exploration Blocks 122 and 128. The costs incurred mainly related to drilling feasibility and geological studies on the blocks. For comparison, during the third quarter of 2008, capital expenditures of $3.1 million ($5.1 million for the nine months ended September 30, 2008) related mainly to acquisition of technical data through aeromagnetic-gravity studies in Peru, which began in 2007 and was continued into 2008.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $151.6 million compared to $176.8 million at December 31, 2008. We believe that our cash position and access to unutilized credit facilities and no debt will provide us with sufficient liquidity to meet our strategic objectives and fund our planned capital program for at least the next 12 months. In accordance with our investment policy, cash balances are invested only in United States or Canadian government backed federal, provincial or state securities with the highest credit ratings and short term liquidity.

Effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. The facility has a three-year term which may be extended by agreement between the parties. The borrowing base was the present value of our petroleum reserves of a subsidiary, Gran Tierra Colombia, up to maximum of $50 million. We recently completed negotiations with Standard Bank Plc to increase the maximum amount of the credit facility to $200 million.  Final documents were signed on August 24, 2009.  The initial borrowing base is $7 million and the borrowing base can be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of Gran Tierra’s 2008 Independent Reserve Audit, we have the capacity to increase the borrowing base to $120 million under the revised facility; however, this has not been pursued further as the additional borrowing base is not required at this time. The facility includes a letter of credit sub-limit of $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum is charged on the un-drawn amount of the borrowing base. The facility is secured primarily by the assets of Gran Tierra Colombia and Solana Petroleum Exploration (Colombia) Ltd. Under the terms of the facility, Gran Tierra is required to maintain and is in compliance with specified financial and operating covenants. Gran Tierra was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three year term of the Facility. As at September 30, 2009, no amounts have been drawn-down under this facility.

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

The following provides an analysis of our cash in-flows and out-flows during the nine months ended September 30, 2009 and 2008:

Cash Flows

During the nine months ended September 30, 2009, our cash and cash equivalents decreased by $25.2 million as cash inflows from operations of $35.0 million and from financing activities of $2.3 million were more than offset by cash outflows for investing activities of $62.4 million. Net cash provided by operating activities was affected by the significant increase in crude oil production offset by the decrease in prices as well as increases in receivables related to oil sales.

During the nine months ended September 30, 2008, our cash and cash equivalents increased by $39.6 million due to cash inflows from operations of $44.4 million, cash outflows from investing activities of $26.6 million and cash inflows from financing activities of $21.7 million. Net cash provided by operating activities was affected by the significant increase in crude oil production and prices offset by the increase in receivables related to oil sales. Net cash provided by financing activities represented proceeds from the issuance of common shares upon exercise of warrants and stock options.

Off-Balance Sheet Arrangements

As at September 30, 2009, we had no off-balance sheet arrangements.

Contractual Obligations

Gran Tierra holds four categories of operating leases, namely office, compressor, vehicle and housing. Future lease payments and other contractual obligations at September 30, 2009 are as follows:

	As at September 30, 2009
	Payments Due in Period
Contractual Obligations (Thousands of U.S. Dollars)	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$5,191	$2,161	$2,706	$324	$-
Drilling, Completion, Facility Construction and Oil Transportation Services	20,426	18,257	2,169	-	-
Total	$25,617	$20,418	$4,875	$324	$-

Contractual commitments have increased $19.4 million from December 31, 2008 as a result of entering into third party facility construction, oil transportation and drilling rig commitment contracts in Colombia.

Related Party Transactions

In connection with the Solana acquisition, we acquired additional office space of 4,441 square feet used by Solana as its headquarters in Calgary. The lease payments under the lease are $9,700 per month and operating and other expenses are approximately $4,300 per month.  The lease expires on April 30, 2014. On February 1, 2009, we entered into a sublease for that office space with a company, of which two of Gran Tierra’s directors are shareholders and directors. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $7,600 per month plus approximately $3,900 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary real estate market.

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

We intend to continue to explore our large land position encompassing 5.6 million net acres through a program that anticipates two exploration wells in Colombia in the fourth quarter of 2009, as well as multiple seismic programs in Colombia in preparation for a very active exploration drilling program in 2010.

We expect our capital expenditure program for 2009 will be fully funded from cash flow and cash on hand. We will continue to monitor our capital spending for the remainder of 2009.  We have the flexibility to defer or cancel portions of our capital program in response to a drop in WTI from the average of approximately $68 per barrel of oil in the third quarter of 2009.

Outlook – Colombia

Gran Tierra evaluated the optimum production plateau for the Costayaco field taking into consideration reserves, reservoir performance, good operating practice, and net present value of the project. Accordingly, in the second quarter of 2009, we revised the planned production plateau for Costayaco to 19,000 BOPD gross.  This production plateau was achieved ahead of schedule in August.  We are expecting to maintain an average consolidated company production rate between 14,000 to 16,000 BOPD net after royalty for the balance of 2009, excluding the effect of pipeline interruptions.

New infrastructure construction at Costayaco is continuing, including facilities, crude gathering lines, water lines, upgrading a pumping station, and storage batteries. A water handling, processing, and injection facility for Costayaco is also planned. The last development well planned for the Costayaco filed in 2009, Costayaco – 10, was spudded on October 5.

In addition to the ongoing Costayaco field development activities, one exploration well, the Rio Mocca (Dantayaco-1) prospect to the west of Costayaco field, is currently anticipated for the remainder of 2009 in the Chaza Block. A second prospect, the Moqueta prospect, is planned to be drilled in early 2010. In addition, we have begun the process to relinquish the San Pablo Block in the Llanos basin.

In June 2009, we signed three Exploration and Exploitation contracts with the National Hydrocarbon Agency totaling 235,264 acres in which we have a 100% working interest. The Piedemonte Norte Block, encompassing 78,742 acres, lies southwest of the Chaza Block where the Costayaco field is located.  The Piedemonte Sur Block, encompassing approximately 73,898 acres, is located immediately west of the Orito Field, the largest oil field in the Putumayo Basin.  Further south, the Rumiyaco Block encompasses 82,624 acres in the central Putumayo Basin. We expect these new blocks to be the focus of exploration drilling efforts by Gran Tierra in 2010.

Total 2009 capital expenditures planned for Colombia is $87 million.

Outlook – Argentina

Gran Tierra is the largest exploration landholder in the Noroeste Basin of northern Argentina. We have a working interest in seven blocks of land, six operated by Gran Tierra, encompassing approximately 1.6 million gross acres, or 1.3 million net acres. The Nacatimbay Block has been relinquished.  The workover program for 2009 has been largely completed. We have initiated testing of the VM-1001 gas well in the Valle Marado Block. Production in Argentina is expected to be maintained at approximately 1,000 BOPD, net after royalty, in 2009.

Total 2009 capital expenditures planned for Argentina is $5 million.

Outlook – Peru

Gran Tierra has expanded its environmental impact assessment on Blocks 122 and 128 in the Marañon Basin of northeastern Peru to include stratigraphic test drilling which is expected to be undertaken in 2010.  The environmental impact assessments for Block 122 and Block 128 have been submitted to the Peruvian government for review and approval.

These assessments are in preparation for a 500 kilometer 2D seismic survey expected to be initiated in the first quarter of 2010 over 16 principal leads amongst the 24 leads identified on the two blocks. Stratigraphic test drilling on up to four prospects is expected to take place in 2010. In addition, a pre-feasibility engineering field development study was completed in the first half of 2009 to assist with planning in the event a commercial discovery is made in 2010.

Total 2009 capital expenditures planned for Peru is $2 million.

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

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, we entered into a costless collar financial derivative contract for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. At September 30, 2009, this costless collar represented a liability of $61,000, compared to an asset of $233,000 at December 31, 2008. A hypothetical 10% increase in WTI price on September 30, 2009 would cause the value to increase by approximately $95,000, and a hypothetical 10% decrease in WTI price on September 30, 2009 would cause the value to decrease by approximately $57,000.  This compares to a hypothetical 10% increase in WTI price on December 31, 2008 would cause the value to decrease by approximately $229,000, and a hypothetical 10% decrease in WTI price on December 31, 2008 would cause the value to increase by approximately $345,000.

We consider our exposure to interest rate risk to be immaterial as we hold only cash and cash equivalents. Interest rate exposures relate entirely to our investment portfolio, as we do not have short term or long term debt. However, if we draw down amounts under our credit facilities with Standard Bank Plc we will incur interest rate risk with respect to the amounts drawn down and outstanding. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality bank issuers at overnight rates, or government securities of the United States or Canadian federal governments such as Guaranteed Investment Certificates or Treasury Bills.  We do not hold any of these investments for trading purposes. We do not hold equity investments.

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

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to our deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $70,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of September 30, 2009 to ensure that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended on September 30, 2009, there was no change in Gran Tierra’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Gran Tierra’s internal control over financial reporting.

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

Risks Related to Our Business

Our Lack of Diversification Will Increase the Risk of an Investment in Our Common Stock.

Our business focuses on the oil and gas industry in a limited number of properties, initially in Colombia, Argentina, and Peru, with the intention of expanding elsewhere into Brazil and other countries. Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, factors affecting our industry or the regions in which we operate will likely impact us more acutely than if our business was more diversified.

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

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of Gran Tierra. We have a small management team consisting of Dana Coffield, our President and Chief Executive Officer, Martin Eden, our Vice President, Finance and Chief Financial Officer, Shane O’Leary, our Chief Operating Officer, Rafael Orunesu, our President of Gran Tierra Argentina SA, Edgar Dyes, our President of Gran Tierra Colombia, and Julio Moreira, our President of Gran Tierra Brazil. The loss of any of these individuals or our inability to attract suitably qualified individuals to replace any of them could materially adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retain staff that are willing to work in that jurisdiction. We do not currently carry life insurance for our key employees.

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

For example, starting on November 21, 2008, we were forced to reduce production in Colombia on a gradual basis, culminating on December 11, 2008 when we suspended all production from the Santana, Guayuyaco and Chaza Blocks in the Putumayo Basin.  This temporary suspension of production operations was the result of a declaration of a state of emergency and force majeure by Ecopetrol due to a general strike in the region.  In January 2009, the situation was resolved and we were able to resume production and sales shipments. In the second and third quarters of 2009, sections of the Ecopetrol operated Trans Andean Pipeline were damaged, which temporarily reduced our deliveries to Ecopetrol.

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

In 2009, Gran Tierra has undertaken continuing efforts to integrate its personnel, accounting and other systems, and operations. This can be difficult to do and will require significant management and other resources. For example, the combined company will be subject to the requirements of the Sarbanes-Oxley Act of 2002, to which Solana has not been subject. If there are difficulties in integrating Solana’s systems into the Gran Tierra systems so that the combined company cannot meet all of its requirements under the Sarbanes-Oxley Act, this could cause a significant diversion of management’s attention from running the business, may cause us to report one or more material weaknesses in our internal control over financial reporting, may cause other failures to comply with the Sarbanes-Oxley Act, or may be expensive in legal, financial or other costs to cause our company to become compliant, any of which could be time-consuming or costly and may also place undue strain on the personnel, systems and resources of our company and cause the stock price of our company to decline.

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

We have interests in five oil producing basins in Colombia - in the Middle Magdalena, Lower Magdalena, Llanos,  Putumayo and Catatumbo basins. The Putumayo and Catatumbo regions have been prone to guerilla activity in the past. In 1989, Argosy’s facilities in one field were attacked by guerillas and operations were briefly disrupted. Pipelines have also been targets, including the Ecopetrol - operated Trans Andean export pipeline which transports oil from the Putumayo region.  In March and April of 2008, sections of the Trans Andean pipeline were blown up by guerillas, which temporarily reduced our deliveries to Ecopetrol in the first quarter of 2008. Ecopetrol was able to restore deliveries within two weeks of these attacks. In June 2009, production from Colombia was reduced for 14 days as a result of Ecopetrol’s pipeline delivery being disrupted in Colombia. In July and August of 2009, sections of the same pipeline were blown up, temporarily reducing our deliveries to Ecopetrol for 31 consecutive days.

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

We operate our business in Colombia, Argentina and Peru, and expect to expand our operations into Brazil and other countries in the world. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. South America has a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including the imposition of additional taxes. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any changes in oil and gas or investment regulations and policies or a shift in political attitudes in Argentina, Colombia, Peru or Brazil or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our production is primarily invoiced in United States dollars, but payment is also made in Argentine and Colombian pesos, at the then-current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to United States dollars, our company’s functional currency. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentine peso and U.S. dollar has varied between 3.05 pesos to one U.S. dollar to 3.51 pesos to the U.S. dollar, a fluctuation of approximately 15%. Exchange rates between the Colombian peso and U.S. dollar have varied between 2,632 pesos to one U.S. dollar to 1,648 pesos to one U.S. dollar since September 1, 2005, a fluctuation of approximately 60%.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI in 2000 was $30 per barrel. In 2006, it was $66 per barrel, in 2007 it was $72 per barrel and in 2008 it was $100 per barrel. However, the average price for the nine months ended September 30, 2009 was $56.99, demonstrating the inherent volatility in the market.  We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differences. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On fourteen separate dates beginning on July 16, 2009 and ending on September 30, 2009, we sold an aggregate of 604,283 shares of our common stock for an aggregate purchase price of $673,020. These shares were issued to nineteen holders of warrants to purchase shares of our common stock upon exercise of the warrants. The shares were issued to these holders in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchasers of the warrants, who had represented to us in the private placement of the warrants that they were accredited investors as defined in Regulation D under the Securities Act.

On September 9, 2009, we issued 104,761 shares of our common stock to a holder of exchangeable shares, which were issued by a subsidiary of Gran Tierra in a share exchange on November 10, 2005. The shares were issued to this holder in reliance on Regulation S promulgated by the SEC as the investor was not a resident of the United States.

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

Company Name

Date: November 5, 2009	By:	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Company Name

Date: November 5, 2009	By:	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit

No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (Reg. No. 333-153376), filed with the SEC on October 10, 2008.

3.1	Amended and Restated Articles of Incorporation.	Filed herewith.

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (File No. 000-52594).
4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1       Assignment and Assumption Agreement, dated as of August 24, 2009, by and among Gran Tierra Energy Inc., Gran Tierra Energy Cayman Islands Inc., and Standard Bank PLC.

10.2       Amended and Restated Credit Agreement, dated as of August 24, 2009, by and among Gran Tierra Energy Inc., Gran Tierra Energy Colombia, Ltd., Argosy Energy, LLC, Solana Petroleum Exploration (Colombia) Limited, Solana Resources Limited, and Standard Bank PLC.

10.3       First Priority Open Pledge Agreement over Credit Rights Derived from Hydrocarbon Commercial Sales Agreements, dated as of August 24, 2009, by and between Solana Petroleum Exploration (Colombia) Limited and Standard Bank PLC.

10.4       First Priority Open Pledge Agreement over a Commercial Establishment, dated as of August 24, 2009, by and between Solana Petroleum Exploration (Colombia) Limited and Standard Bank PLC.

10.5       Amended and Restated First Priority Open Pledge Agreement over Credit Rights Derived from Crude Oil Commercial Sales Agreements, dated as of August 24, 2009, by and between Gran Tierra Energy Colombia, Ltd., and Standard Bank PLC.

10.6        Cancellation of BNP Pledge over Credit Rights, dated as of August 20, 2009, by BNP Paribas.

10.7        Cancellation of BNP Pledge over Commercial Establishment, dated as of August 21, 2009, by BNP Paribas.

10.8        Collection Account Pledge Agreement, dated as of August 24, 2009, by and between Solana Petroleum Exploration (Colombia) Limited and Standard Bank PLC.

10.9        Deposit Account Control Agreement, dated as of August 24, 2009, by and among Solana Petroleum Exploration (Colombia) Limited, BNP Paribas, and Standard Bank PLC.

10.10      Letter regarding Pledge Agreements, dated as of August 24, 2009, by and among the Gran Tierra Energy Cayman Islands Inc, Gran Tierra Energy Colombia, Ltd., Argosy Energy, LLC, GTE Colombia Holdings LLC, and Standard Bank PLC.

10.11      Release of Share Pledge Agreement, dated as of August 24, 2009, by and between Gran Tierra Energy Inc. and Standard Bank PLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.