Form 10-Q/A
period 2009-09-30
GRAN TIERRA ENERGY, INC.
filed 2010-01-06
CIK 1273441

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

(403) 265-3221
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   YES   ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to file exhibits 3.1 and 10.1 through 10.11, which were inadvertently not filed with the Form 10-Q for the quarter ended September 30, 2009, which this Form 10-Q/A amends.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gran Tierra Energy Inc.

Date: January 6, 2010	By:	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Gran Tierra Energy Inc.

Date: January 6, 2010	By:	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

3

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (Reg. No. 333-153376), filed with the SEC on October 10, 2008.

3.1	Amended and Restated Articles of Incorporation.	Filed herewith.

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (File No. 000-52594).
4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Assignment and Assumption Agreement, dated as of August 24, 2009, by and among Gran Tierra Energy Inc., Gran Tierra Energy Cayman Islands Inc., and Standard Bank PLC.	Filed herewith.

10.2
Amended and Restated Credit Agreement, dated as of August 24, 2009, by and among Gran Tierra Energy Inc., Gran Tierra Energy Colombia, Ltd., Argosy Energy, LLC, Solana Petroleum Exploration (Colombia) Limited, Solana Resources Limited, and Standard Bank PLC.
Filed herewith.

10.3
First Priority Open Pledge Agreement over Credit Rights Derived from Hydrocarbon Commercial Sales Agreements, dated as of August 24, 2009, by and between Solana Petroleum Exploration (Colombia) Limited and Standard Bank PLC.
Filed herewith.

10.4	First Priority Open Pledge Agreement over a Commercial Establishment, dated as of August 24, 2009, by and between Solana Petroleum Exploration (Colombia) Limited and Standard Bank PLC.	Filed herewith.

10.5
Amended and Restated First Priority Open Pledge Agreement over Credit Rights Derived from Crude Oil Commercial Sales Agreements, dated as of August 24, 2009, by and between Gran Tierra Energy Colombia, Ltd., and Standard Bank PLC.
Filed herewith.

10.6	Cancellation of BNP Pledge over Credit Rights, dated as of August 20, 2009, by BNP Paribas.	Filed herewith.

10.7	Cancellation of BNP Pledge over Commercial Establishment, dated as of August 21, 2009, by BNP Paribas.	Filed herewith.

10.8	Collection Account Pledge Agreement, dated as of August 24, 2009, by and between Solana Petroleum Exploration (Colombia) Limited and Standard Bank PLC.	Filed herewith.

10.9	Deposit Account Control Agreement, dated as of August 24, 2009, by and among Solana Petroleum Exploration (Colombia) Limited, BNP Paribas, and Standard Bank PLC.	Filed herewith.

10.10
Letter regarding Pledge Agreements, dated as of August 24, 2009, by and among the Gran Tierra Energy Cayman Islands Inc, Gran Tierra Energy Colombia, Ltd., Argosy Energy, LLC, GTE Colombia Holdings LLC, and Standard Bank PLC.
Filed herewith.

10.11	Release of Share Pledge Agreement, dated as of August 24, 2009, by and between Gran Tierra Energy Inc. and Standard Bank PLC.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Previously filed with the Form 10-Q to which this Form 10-Q/A relates, and filed herewith with respect to this Form 10-Q/A.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Previously filed with the Form 10-Q to which this Form 10-Q/A relates, and filed herewith with respect to this Form 10-Q/A.

32.1	Section 1350 Certifications	Previously filed with the Form 10-Q to which this Form 10-Q/A relates.