Form 10-K
period 2009-12-31
GRAN TIERRA ENERGY, INC.
filed 2010-02-26
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

(403) 265-3221
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NYSE Amex (formerly American Stock Exchange)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒     Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $789,170,812 (including shares issuable upon exercise of exchangeable shares). Aggregate market value excludes an aggregate of 1,082,633 shares of common stock and 11,633,442 shares issuable upon exercise of exchangeable shares held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On February 22, 2010, the following numbers of shares of the registrant’s capital stock were outstanding: 227,414,754 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value,  representing 8,642,857 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and  one share of Special B Voting Stock, $0.001 par value,  representing 12,581,523 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2010 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

GRAN TIERRA ENERGY INC.

ANNUAL REPORT ON FORM 10-K

Year ended December 31, 2009

TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K, particularly in Item 1. “Business”, Item 2 “Properties” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). All statements other than statements of historical facts included in this Annual Report on Form 10-K including without limitation statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct and because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, those set out in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (“SEC”) and, except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1. Business

General

Gran Tierra Energy Inc. together with its subsidiaries (“Gran Tierra” or “we”) is an independent international energy company engaged in oil and gas acquisition, exploration, development and production. We own oil and gas properties in Colombia, Argentina and Peru. A detailed description of our properties can be found under Item 2 “Properties”. All dollar ($) amounts referred to in this Form 10-K are United States (U.S.) dollars, unless otherwise indicated.

On November 14, 2008, we completed the acquisition of all of the outstanding common stock of Solana Resources Limited ("Solana") pursuant to a plan of arrangement under the Business Corporations Act (Alberta). Solana was an international resource company engaged in the acquisition, exploration, development and production of oil and natural gas. Solana was incorporated in Canada with its head office in Calgary, Alberta, Canada.

In 2009, our geographic focus was on South America. We focused on development of producing fields and generation of exploration prospects in Colombia. In Argentina we maintained existing production and worked on the evaluation of a natural gas project. In Peru we worked on our Environmental Impact Assessments and on evaluating data in order to prepare for 2010’s seismic acquisition and drilling program. We also expanded our geographic focus by opening an office in Brazil, and also establishing a business development team in Calgary to pursue opportunities in Brazil.

Our principal executive offices are located at 300, 611-10th Avenue S.W., Calgary, Alberta, Canada. The telephone number at our principal executive office is (403) 265-3221. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, which we make available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, are available free of charge to the public on our website www.grantierra.com. To access our SEC filings, select SEC Filings from the investor relations menu on our website, which will provide a list of our SEC filings. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. Any materials we have filed with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street N.E. Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding us. The SEC’s website address is www.SEC.gov.

The Oil and Gas Business

In the discussion that follows, and in Item 2 “Properties”, we discuss our interests in wells and/or acres in gross and net terms. Gross oil and natural gas wells or acres refer to the total number of wells or acres in which we own a working interest. Net oil and natural gas wells or acres are determined by multiplying gross wells or acres by the working interest that we own in such wells or acres. Working interest refers to the interest we own in a property, which entitles us to receive a specified percentage of the proceeds of the sale of oil and natural gas, and also requires us to bear a specified percentage of the cost to explore for, develop and produce that oil and natural gas. A working interest owner that owns a portion of the working interest may participate either as operator or by voting his/her percentage interest to approve or disapprove the appointment of an operator and the drilling and other major activities in connection with the development of a property.

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

Wells drilled are classified as either exploration or development. An exploration well is a well drilled in search of a previously undiscovered hydrocarbon-bearing reservoir. A development well is a well drilled to develop a hydrocarbon-bearing reservoir that is already discovered. Exploration and development wells are tested during and after the drilling process to determine if they have oil or natural gas that can be produced economically in commercial quantities. If they do, the well will be completed for production, which could involve any range of a wide variety of equipment, the specifics of which depend on a number of technical geological and engineering considerations. If there is no oil or natural gas (a “dry” well), or there is oil and natural gas but the quantities are too small and/or too difficult to produce, the well will be abandoned. Abandonment is a completion operation that involves closing or “plugging” the well and remediating the drilling site. An injector well is a development well that will be used to inject fluid into a reservoir to increase production from other wells.

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

Development of Our Business

We made our initial acquisition of oil and gas producing and non-producing properties in Argentina in September 2005. During 2006, we acquired oil and gas producing and non-producing assets in Colombia, non-producing assets in Peru and additional properties in Argentina. During 2008, we increased our holdings in Colombia through our acquisition of Solana. In 2009 we added exploration blocks by converting our two Technical Evaluation Areas to three exploration and exploitation blocks. As a result of these acquisitions we hold as of December 31, 2009:

•	1,056,803 gross acres in Colombia (753,376 net) covering twelve Exploration and Production contracts, three of which are producing and all but one are operated by Gran Tierra;

•	1,628,473 gross acres (1,290,644 net) in Argentina covering seven Exploration and Production contracts, five of which are producing, and all but one are operated by Gran Tierra; and

•	3,436,040 acres in Peru owned 100% by Gran Tierra, which constitute frontier exploration, in two Exploration and Production contracts operated by Gran Tierra.

Colombia

Putumayo Basin Pipeline Infrastructure

In Colombia in 2009, on the Chaza Block, we continued the development of our Costayaco field, completing Costayaco-6 as an injector well and drilling four development wells (Costayaco 7 through 10). The Costayaco field reached its production plateau rate during 2009. We also drilled one exploration well on the Chaza block in December, which was plugged and abandoned in January 2010. On our Rio Magdalena block, we acquired seismic data, completed our Popa-2 well which was drilled in 2008 and commenced a long term production test on this well. We drilled one other exploration well in 2009, on the Guachiria Norte block, which we plugged and abandoned. One exploration well, which was plugged and abandoned, was drilled on the Talora block. We also acquired and evaluated seismic data on several other blocks. We were awarded three new exploration and exploitation blocks in Colombia – Rumiyaco, Piedemonte Norte and Piedemonte Sur - that came from the two Technical Evaluation Areas to which we previously had rights. We continued to execute our ongoing rationalization of non-core properties in our portfolio. We sold three blocks – Guachiria, Guachiria Norte and Guachiria Sur; we entered into letters of intent with regard to the sale of our interests in two other blocks – Catguas and Garibay; and we entered into assignment agreements for two blocks – Rio Magdalena and Mecaya. Finally, we relinquished our rights to two blocks – Talora and San Pablo.

Details of our 2010 plans are contained in Item 2 “Properties.”

 Argentina

Gran Tierra lands highlighted in yellow. Other licenses in grey. Green dots are producing oil fields, red dots are producing gas/condensate fields.

In Argentina in 2009, we completed several successful workovers, upgraded facilities on our El Vinalar and El Chivil blocks and installed production facilities and commenced production on our Ipaguazu block. We conducted a feasibility study for production on the natural gas well on our Valle Morado block, which was considered successful, as the well showed signs of production capability. Finally, we relinquished our rights to the Nacatimbay block.

Details of our 2010 plans are contained in Item 2 “Properties.”

 Peru

Gran Tierra lands highlighted in yellow. Other licenses in grey. Green dots are producing oil fields

In Peru in 2009, we completed Environmental Impact Assessments (“EIAs”) over blocks 122 and 128, along with engineering feasibility studies on both blocks and geological studies. We opened two offices in Peru in the fourth quarter, an administrative office in Lima and an operational office in Iquitos.

Details of our 2010 plans are contained in Item 2 “Properties.”

Brazil

In September 2009, we opened a business development office in Rio de Janiero, Brazil. We are currently looking for opportunities to acquire oil and gas assets in that country. We have staff in Brazil and in Calgary evaluating oil and gas investment opportunities and developing business relationships. We have no oil and gas properties in Brazil to date.

Revenues, profit (loss) and total assets

Our revenues and profit (loss) for each of the last three years, and our total assets as of December 31, 2009 and 2008, are set forth in Item 8 “Financial Statements and Supplementary Data”, which information is incorporated by reference here. Our total assets as of December 31, 2007, were $112.8 million.

Business Strategy

Our plan is to continue to build an international oil and gas company through acquisition and exploitation of under-developed prospective oil and gas assets, and to develop these assets with exploration and development drilling to grow commercial reserves and production. Our initial focus is in select countries in South America, currently Colombia, Argentina, Peru, and Brazil; we will consider other regions for future growth should those regions make strategic and commercial sense in creating additional value.

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

A key to our business plan is positioning — being in the right place at the right time with the right resources. The fundamentals of this strategy are described in more detail below:

•
Position in countries that are welcoming to foreign investment, that provide attractive fiscal terms, that have stable legal systems, that offer opportunities that we believe have been previously ignored or undervalued, and that have an active market with many available deals;

•	Build a balanced portfolio of production, development and exploration assets and opportunities;

•	Retain operatorship of assets whenever possible to retain control of work programs, budgets, prospect generation, drilling operations and development activities;

•	Engage qualified, experienced and motivated professionals;

•	Establish an effective local presence, with strong constructive relationships with host governments, ministries, agencies and communities in which we operate;

•	Consolidate initial land/property positions to build operating efficiency; and

•	Manage asset and drilling portfolios closely, assessing value to the company and making changes where needed.

Research and Development

We have not expended any resources on pursuing research and development initiatives. We use existing technology and processes for executing our business plan.

Markets and Customers

Ecopetrol S.A. (“Ecopetrol”), the Colombian National Oil Company, is the purchaser of most of our crude oil sold in Colombia. We deliver our oil to Ecopetrol through our transportation facilities which include pipelines, gathering systems and trucking. We completed pipelines in 2008 to transport oil from our discoveries at Juanambu and Costayaco to our existing pipeline system, replacing previous transportation by truck. In 2009, we reached the maximum production rate from our Costayaco field in the Putumayo Basin of approximately 13,000 BOPD after royalties. The majority of the oil produced is transported by pipeline. Varying amounts of oil are trucked from Santana Station to Ecopetrol’s storage terminal at Orito and from Costayaco to Ecopetrol’s storage terminal at Neiva, which is approximately 300 kilometers north of the Chaza block. Crude oil prices for sales to Ecopetrol are defined by a multi-year contract with Ecopetrol, based on West Texas Intermediate (“WTI”) price less adjustments for quality and transportation. These contracts are subject to renegotiation periodically and generally contain mutual termination provisions with thirty days notice. Our oil in Colombia is good quality light oil. In 2009, we received 25% of our revenue in Colombian pesos, and 75% of revenue in U.S. dollars. Under new contracts with Ecopetrol effective for 2010, we will receive 100% of our revenue in U.S. dollars. Sales to Ecopetrol accounted for 94% of our revenues in 2009, 89% of our revenues in 2008, and 75% of our revenues in 2007.

Gas produced on the Magangue block is sold to Surtigas. The gas price is determined by contract with the customer. Sales to Surtigas accounted for less than 1% of our revenues in 2009 and 2008. We had no sales to Surtigas prior to 2008.

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

We market our own share of production in Argentina. The purchaser of most of our oil in Argentina is Refineria del Norte S.A. (“Refiner S.A.”) Starting in December 2008 and ending in May 2009, we shipped two truckloads per day from our El Chivil field to Polipetrol S.A. in the Mendoza Province. In Argentina, export prices for crude oil are subject to an export tax based on WTI price. An amount equivalent to the export tax is applied to domestic sales, which has the effect of limiting the actual realized price for domestic sales. Our crude oil prices are agreed on a spot basis with our refiners, based on WTI price less adjustments for quality, transportation and an adjustment equivalent to the export tax. We receive revenues in Argentine pesos, based on U.S. dollar prices with the exchange rate fixed on the sales invoice date. Our contract with Refiner S.A. expired January 1, 2008; however, we are continuing sales of our oil under oral agreement with Refiner S.A, and spot sales contracts. Sales to Refiner accounted for 5.8% of our revenues in 2009, 9% of our revenues in 2008, and 25% of our revenues in 2007.

There were no sales in any other country other than Colombia and Argentina in 2009, 2008 and 2007.

See “Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results ” and “ Negative Economic, Political and Regulatory Developments in Argentina May Negatively Affect our Operations ” in Item 1A “Risk Factors” for a description of the risks faced by our dependency on a small number of customers and the regulatory systems under which we operate.

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

Geographic Information

Information regarding our geographic segments, including information on revenues, assets, expenses, and income can be found in Note 4 to the Financial Statements, Segment and Geographic Reporting, in Item 8 “Financial Statements and Supplementary Data”, which information is incorporated by reference here. Long lived assets are Property, Plant and Equipment, which includes all oil and gas assets, furniture and fixtures, automobiles and computer equipment. No long lived assets are held in our country of domicile, which is the United States of America. Corporate assets include assets held by our corporate head office in Calgary, Alberta, Canada, and assets held in Peru and Brazil.

Regulation

The oil and gas industry in Colombia, Argentina, Peru and Brazil is heavily regulated. Rights and obligations with regard to exploration, development and production activities are explicit for each project; economics are governed by a royalty/tax regime. Various government approvals are required for property acquisitions and transfers, including, but not limited to, meeting financial and technical qualification criteria in order to be certified as an oil and gas company in the country. Oil and gas concessions are typically granted for fixed terms with opportunity for extension.

Colombia

 In Colombia, prior to 2004, state owned Ecopetrol was the administrator of all hydrocarbons and therefore executed contracts with oil companies under different contractual types such as Association contracts and Shared Risk Contracts. Under Association Contracts, the oil companies assumed all risk during the exploration phase and Ecopetrol had the right to back-in if a discovery, commercial under Ecopetrol’s terms, was made.

Effective June 2004, the regulatory regime in Colombia underwent a significant change with the formation of the Agencia Nacional de Hidrocarburos or National Hydrocarbons Agency (“ANH”). The ANH is now the administrator of the hydrocarbons in the country and therefore is responsible for regulating the Colombian oil industry, including managing all exploration lands. Ecopetrol became a public company owned in majority by the state with the main purpose of exploring and producing hydrocarbons similar to any other oil company. However, Ecopetrol continues to have rights under the existing contracts executed with oil companies before ANH was created. Ecopetrol continues to be the major purchaser and marketer of crude oil in Colombia, and also operates the majority of the oil transportation infrastructure in the country.

In conjunction with this change, the ANH developed a new exploration risk contract that took effect near the end of the first quarter of 2005. This Exploration and Production Contract has significantly changed the way the industry views Colombia. In place of the earlier association contracts in which the contractor assumed all the exploration risk and Ecopetrol had the right to back-in afterwards, the new agreement provides full risk/reward benefits for the contractor. Under the terms of the contract the successful operator retains the rights to all reserves, production and income from any new exploration block, subject to existing royalty and tax regulations. Each contract contains an exploration phase and a production phase. The exploration phase will contain a number of exploration periods and each period will have an associated work commitment. The production phase will last a number of years (usually 24) from the declaration of a commercial hydrocarbon discovery.

Gran Tierra operates in Colombia through two branches – Gran Tierra Energy Colombia Ltd. and Solana Petroleum Exploration (Colombia) Ltd. Both are qualified as operators of oil and gas properties by ANH.

When operating under a contract, the contractor is the owner of the hydrocarbons extracted from the contract area during the performance of operations, and pays royalties which are collected by ANH or Ecopetrol, depending on the type of contract. The contractor can market the hydrocarbons in any manner whatsoever, subject to a limitation in the case of natural emergencies where the law specifies the manner of sale.

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

Near the end of 2007, the Argentine government issued decrees changing the withholding tax structure and further regulating oil exports. The effects on Gran Tierra are noted in “ Negative Economic, Political and Regulatory Developments in Argentina, Including Export Controls, May Negatively Affect our Operations ” in Item 1A “Risk Factors”.

At the end of 2008, the Argentine government launched the Gas Plus and Petroleum Plus programs, new programs designed to stimulate investments in and production of natural gas and oil through providing incentives for new production of natural gas or oil, either from new discoveries, enhanced recovery techniques or reactivation of older fields. Companies must apply for the incentives, and qualification is based on a complex set of formulas involving increased production over a calculated base and increases in proved reserves for the year. Gran Tierra received credit under the Petroleum Plus program related to our production for the fourth quarter of 2008. Gran Tierra did not qualify for credit for oil production in 2009, however will continue to apply for credit under each program as applicable.

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

 Under this legal system, Peru is the owner of the hydrocarbons located below the surface in its national territory. However, Peru has given the ownership right to extracted hydrocarbons to Perupetro S.A. (Perupetro), a state company responsible for promoting and overseeing the investment of hydrocarbon exploration and exploitation activities in Peru. Perupetro is empowered to enter into contracts for either the exploration and exploitation or just the exploitation of petroleum and natural gas on behalf of Peru, the nature of which are described further below. The Peruvian government also plays an active role in petroleum operations through the involvement of the Ministry of Energy and Mines, the specialized government department in charge of devising energy, mining and environmental protection policies, enacting the rules applicable to all these sectors and supervising compliance with such policies and rules. We are subject to the laws and regulations of all of these entities and agencies.

Perupetro generally enters into either license contracts or service contracts for hydrocarbon exploration and exploitation. Peru’s laws also allow for other contract models, but the investor must propose contract terms compatible with Peru’s interests. We only operate under license contracts and do not foresee operating under any services contracts. A company must be qualified by Perupetro to enter into hydrocarbon exploration and exploitation contracts in Peru. In order to qualify, the company must meet the standards under the Regulations Governing the Qualifications of Oil Companies. These qualifications generally require the company to have the technical, legal, economic and financial capacity to comply with all obligations it will assume under the contract based on the characteristics of the area requested, the possible investments and the environmental protection rules governing the performance of its operations. When a contractor is a foreign investor, it is expected to incorporate a subsidiary company or registered branch in accordance with Peru’s corporate law and appoint representatives in accordance with the Organic Hydrocarbon Law who will interact with Perupetro.

Gran Tierra has been qualified by Perupetro with respect to our current contracts. However, Perupetro reviews the qualification for each specific contract to be signed by a company. Additionally, the qualification for foreign companies is granted in favor of the home office or corporation, which is jointly and severally liable at all times for the technical, legal, economic and financial capacity of its Peruvian subsidiary or branch.

When operating under a license contract, the licensee is the owner of the hydrocarbons extracted from the contract area during the performance of operations, and pays royalties which are collected by Perupetro. The licensee can market or export the hydrocarbons in any manner whatsoever, subject to a limitation in the case of natural emergencies where the law stipulates such manner.

Brazil

In Brazil, law No. 2,004/53 instituted the state monopoly of the petroleum industry and created Petróleo Brasileiro S.A (“Petrobras”), a corporation using public and private funds under control of the Federal Union of Brazil (“Federal Union”), to be the exclusive operator of exploration and production concessions in Brazil.

Amendment No. 9 to the Federal Constitution, issued on November 9, 1995, authorized the Federal Union to execute contracts with state and private companies for the exploration and production of oil and natural gas, as well as for the refining, transportation, import and export of oil, natural gas and its by-products, discontinuing Petrobras’ exclusive right to operate exploration and production concessions in Brazil.

Oil and natural gas located in Brazil, whether onshore or offshore, are the property of the Federal Union. Under the principles of the Federal Constitution the national territory comprises all land and the continental shelf. Brazil is a signatory of the conventions regulating the economic use of the sea and its subsoil. Brazil is thus entitled to the enjoyment of the resources over the territorial sea and marine platform up to the limits indicated in the pertinent treaties. Part of the revenues from the exploitation of the hydrocarbon resources collected by the Federal Union is passed on to States and Municipalities.

The new institutional and regulatory model is governed by Law No. 9,748/97, the Petroleum Law, which controls the granting of concessions and authorization for carrying out exploration and production activities to Brazilian companies, i.e., those created in accordance with Brazilian laws, with head offices and management located within the national territory.

In accordance with the Petroleum Law, the acquisition of oil and natural gas property and oil and gas operations by state and private companies are subject to legal, technical and economic standards and regulations issued by the National Petroleum Agency (“ANP”), the agency created by the Petroleum Law and vested with regulatory and inspection authority to ensure adequate operational procedures with respect to industry activities and the supply of fuels throughout the national territory.

ANP has authority for the implementation of the national oil and natural gas policy. ANP conducts bid rounds to award exploration, development and production contracts, as well as to approve the construction and operation of refineries and gas processing units, transportation facilities (including port terminals), import and export of oil and natural gas, as well as supervision of the activities which integrate the petroleum industry and the general enforcement of the Petroleum Law.

The granting of concession contracts is preceded by a public bid procedure, regulated by ANP. Any company evidencing technical, financial and legal standards under the applicable regulations may qualify and apply for particular blocks made available for concession contracts at each licensing round. Qualified companies may compete alone or in association with other companies, including through the formation of “consortia” (unincorporated joint-ventures), provided they agree to comply with all the applicable requirements of the Brazilian Corporate Law. Blocks awarded and the duration of the exploration and production periods are defined in the contracts which, besides the usual covenants that can be found in oil concessions, such as exploration and development programs, relinquishment of areas, and unitization, include reversion to the state of certain assets at the end of the concession. Contracts may be assigned/transferred to other Brazilian companies that comply with the technical, financial and legal requirements established by ANP.

Concessionaires are required under Law No. 9,478 to pay the government dues and fees, in addition to the charges for sale of pre-bid data and information. ANP has the power to determine the criteria under which the Government Take will be assessed within the limits established by Decree No. 2,705/98. Government Take comprises (i) signature bonus, (ii) royalties, (iii) special participation and (iv) area rentals.

Gran Tierra Energy Brasil, Ltda. is currently working on the necessary filings in order to qualify as an operator of oil and natural gas concessions in Brazil.

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

In 2010, we plan to spend approximately $3.6 million in Colombia on capital programs related to environmental matters, including facilities upgrades, studies, assessments and remediation. We plan to spend approximately $150,000 in Argentina on capital programs related to environmental matters, including environmental studies and fire system upgrades. In Peru, capital costs for environmental projects will be about $1.6 million.

In 2009, we experienced a limited number of environmental incidents and enacted many environmental initiatives as follows:

•	In Colombia, we dealt with several incidents:

•
In February 2009, there was a fire at our Juanambu-1 well that occurred during operations related to maintenance on a generator. Approximately six barrels of oil were spilled and clean up costs were approximately $6,000. Total damage to equipment was estimated at $500,000, and production valued at approximately $125,000 was deferred due to shutting down production facilities while dealing with the incident.

•
A number of small incidents on our blocks occurred during the year, each of which causing small quantities of oil to be spilled. In each incident Gran Tierra completed a full clean up and remediation of the affected area. Total barrels lost to these incidents were approximately 170 barrels and clean up costs totaled approximately $30,000.

•
In Argentina, a contracted transportation provider had two incidents while transporting Gran Tierra’s oil. In March 2009, a tanker overturned during an accident and a small quantity of hydrocarbons (approximately 10 barrels) was spilled. In July 2009, a subcontractor of the same service provider had an accident with a cyclist while transporting Gran Tierra’s oil. We suspended our contract with the transportation provider following the second incident and contracted the services of another transportation company.

•
We have a Corporate Health, Safety and Environment Management System and follow Environmental Best Practices. We have an environmental risk management program in place as well as a waste management system. Air and water testing occur regularly, and environmental contingency plans have been prepared for all sites and ground transportation of crude oil. We implemented a regular quarterly comprehensive reporting system in 2009, and continue with a schedule of internal audit and routine checking of practices and procedures.

•
In Peru, we completed the process of conducting an EIA on each of our blocks. The costs for 2009 for these EIAs were approximately $945,000, with total costs to date totaling about $1.6 million. We have also made contributions to PROCREL, a local non-governmental organization that works on conservation programs, biodiversity and sustainable development in Peru.

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

Community Relations

In 2009, we commenced standardized, quarterly reporting on our community relations initiatives. We also continuously monitor the needs of the communities we operate in to ensure that our investments meet their requirements and have the highest impact possible.

In addition to employing local people and hiring local companies as often as feasible in all of our operations, we have a program of community investment in all of our operating areas. Projects completed in 2009 are as follows:

Colombia

Gran Tierra invested approximately $500,000 in many projects in our operating areas as outlined below:

-	Provided support for education through various projects, including providing tuition, supplies, transportation and construction of facilities for students in all levels of education.

-
Supported community groups in projects that benefited local families with agriculture and fisheries projects. We provided fiscal support, construction of facilities, transportation of materials and other expertise to the projects.

-
Various projects for the support of cultural identity such as sponsorship of local festivals that celebrate indigenous culture and history; construction of a workshop for local artisans and community centers; sponsorship of local people to attend a conference of indigenous people from various areas in the country; another sponsorship for delegates to a national conference of community associations; purchase of an FM radio transmitter for one area to allow communities in the area to connect; support for the improvement of local churches; and providing Christmas gifts to children of local communities.

-
Various programs for strengthening local infrastructure such as road and bridge construction, canalization of part of the River Mocoa to protect a local port, and materials and other resources for electrification.

-
Projects related to health, basic sanitation and housing including improving health facilities, providing supplies to health facilities, providing materials for house construction, constructing community kitchens and community centres, and finally completion of the first stage of construction of a local fire station.

-	Programs supporting sport and recreation such as constructing sport complexes and playgrounds in various districts, sponsoring sports camps, and providing equipment.

Argentina

In Argentina we invested approximately $43,000 in the following projects:

-	A partnership with the organization Voces y Ecos (Voices and Echoes) to distribute education materials.

-	Provided basic life necessities (food, clothing) to impoverished people in our operating areas.

-	Provided funds for the purchase of clothing for the communities in our area of operations.

-
Along with our joint venture partners in the Palmar Largo block, several other initiatives were undertaken, including projects aimed at developing sustainable incomes for the communities in the area; fuel and security for local hospitals; and construction of reservoirs and water wells. These projects were operated by PlusPetrol.

Peru

In Peru, we conducted community consultation and education sessions held with various communities located on our two blocks. Costs for these programs are included in the costs above related to the EIA’s for Peru. Representatives of Gran Tierra attended sessions with local residents to provide information on the operations we will conduct during our exploration program, and also to gather information from the residents on the needs in the areas. In addition to the EIA work, we spent approximately $30,000 on other initiatives.

Employees

At December 31, 2009, we had 269 full-time employees — 21 located in the Calgary corporate office, 209 in Colombia (99 staff in Bogota and 110 field personnel), 35 in Argentina (18 office staff in Buenos Aires and 17 field personnel), two in Peru (both field and office staff) and two in Brazil, both office staff. None of our employees are represented by labor unions, and we consider our employee relations to be good.

Item 1A. Risk Factors

Risks Related to Our Business

Our Lack of Diversification Will Increase the Risk of an Investment in Our Common Stock.

Our business focuses on the oil and gas industry in a limited number of properties in Colombia, Argentina and Peru, and we have opened a development office in Brazil. Most of our production in Colombia and Argentina is limited to one basin per country. As a result, we lack diversification, in terms of both the nature and geographic scope of our business. Accordingly, factors affecting our industry or the regions in which we operate, including the geographic remoteness of our operations and weather conditions, will likely impact us more acutely than if our business was more diversified.

We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses.

To sell the oil and natural gas that we are able to produce, we have to make arrangements for storage and distribution to the market. We rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. In certain areas, we may be required to rely on only one gathering system, trucking company or pipeline, and, if so, our ability to market our production would be subject to their reliability and operations. These factors may affect our ability to explore and develop properties and to store and transport our oil and gas production, and may increase our expenses.

Furthermore, future instability in one or more of the countries in which we will operate, weather conditions or natural disasters, actions by companies doing business in those countries, labor disputes or actions taken by the international community may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

The majority of our oil in Colombia is delivered by a single pipeline to Ecopetrol and sales of oil could be disrupted by damage to this pipeline. Once delivered to Ecopetrol, all of our current oil production in Colombia is transported by an export pipeline which provides the only access to markets for our oil. Problems on these pipelines can cause interruptions to our producing activities if they are for a long enough duration that our storage facilities become full. For example, we experienced disruptions in transportation on this pipeline in March and April of 2008, and again in each of June, July and August of 2009, as a result of sabotage by guerrillas. In addition, there is competition for space in these pipelines, and additional discoveries in our area of operations by other companies could decrease the pipeline capacity available to us. Trucking is an alternative to transportation by pipeline, however it is generally more expensive and carries higher safety risks for the company and the public.

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

We operate principally in the Putumayo basin in Colombia, and have properties in other basins, including the Catatumbo, Llanos, Middle Magdalena and Lower Magdalena basins. The Putumayo and Catatumbo regions have been prone to guerilla activity in the past. In 1989,our predecessor company’s facilities in one field were attacked by guerillas and operations were briefly disrupted. Pipelines have also been targets, including the Ecopetrol - operated Trans Andean export pipeline which transports oil from the Putumayo region. In March and April of 2008, and again in each of June, July, August and October of 2009, sections of the Trans Andean pipeline were blown up by guerillas, which temporarily reduced our deliveries to Ecopetrol during the effected periods.

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

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of Gran Tierra. We have an executive management team consisting of Dana Coffield, our President and Chief Executive Officer, Martin Eden, our Vice President, Finance and Chief Financial Officer, Shane O’Leary, our Chief Operating Officer, Rafael Orunesu, our President of Gran Tierra Argentina SA, Julian Garcia, our President of Gran Tierra Colombia, and Julio Moreira, our President of Gran Tierra Brazil. The loss of any of these individuals or our inability to attract suitably qualified individuals to replace any of them could materially adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retain staff that are willing to work in that jurisdiction. We do not currently carry life insurance for our key employees.

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

The entire Argentine domestic refining market is small and export opportunities are limited by available infrastructure. As a result, our oil sales in Argentina will depend on a relatively small group of customers, and currently, on just one customer. The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect our financial results. Currently all operators in Argentina are operating without sales contracts. We cannot provide any certainty as to when the situation will be resolved or what the final outcome will be.

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

In addition, in cases where we are the operator, our partners may not be able to fulfill their obligations, which would require us to either take on their obligations in addition to our own, or possibly forfeit our rights to the area involved in the joint venture. Alternatively, our partners may be able to fulfill their obligations, but will not agree with our proposals as operator of the property. In this case there could be disagreements between joint venture partners that could be costly in terms of dollars, time, deterioration of the partner relationship, and/or our reputation as a competent operator.

In cases where we are not the operator of the joint venture, the success of the projects held under these joint ventures is substantially dependent on our joint venture partners. The operator is responsible for day to day operations, safety, environmental compliance and relationships with government and vendors.

We have various work obligations on our blocks that must be fulfilled or we could face penalties, or lose our rights to those blocks if we do not fulfill our work obligations. Failure to fulfill obligations in one block can also have implications on the ability to operate other blocks in the country ranging from delays in government process and procedure to loss of rights in other blocks or in the country as a whole. Failure to meet obligations in one particular country may also have an impact on our ability to operate in others.

Our Business is Subject to Local Legal, Political and Economic Factors Which are Beyond Our Control, Which Could Impair Our Ability to Expand Our Operations or Operate Profitably.

We operate our business in Colombia, Argentina and Peru, have opened an in-country office in Brazil to expand our operations into that country and may eventually expand to other countries in the world. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. For example, starting on November 21, 2008, we were forced to reduce production in Colombia on a gradual basis, culminating on December 11, 2008 when we suspended all production from the Santana, Guayuyaco and Chaza blocks in the Putumayo Basin. This temporary suspension of production operations was the result of a declaration of a state of emergency and force majeure by Ecopetrol due to a general strike in the region. In January 2009, the situation was resolved and we were able to resume production and sales shipments.

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

For instance, changes in laws in the jurisdiction in which we operate or expand into with the effect of favoring local enterprises, and changes in political views regarding the exploitation of natural resources and economic pressures, may make it more difficult for us to negotiate agreements on favorable terms, obtain required licenses, comply with regulations or effectively adapt to adverse economic changes, such as increased taxes, higher costs, inflationary pressure and currency fluctuations. In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to licenses and agreements for business. These licenses and agreements may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. Property right transfers, joint ventures, licenses, license applications or other legal arrangements pursuant to which we operate may be adversely affected by the actions of government authorities and the effectiveness of and enforcement of our rights under such arrangements in these jurisdictions may be impaired.

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our production is primarily invoiced in United States dollars, but payment is also made in Argentine and Colombian pesos, at the then-current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to United States dollars, our company’s functional currency. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentine peso and US dollar has varied between 3.05 pesos to one US dollar to 3.94 pesos to the US dollar, a fluctuation of approximately 29%. Exchange rates between the Colombian peso and US dollar have varied between 2,632 pesos to one US dollar to 1,648 pesos to one US dollar since September 1, 2005, a fluctuation of approximately 60%.

In addition, a foreign exchange loss of $17.7 million, of which $17.4 million is an unrealized non-cash foreign exchange loss, was recorded in 2009 primarily due to the translation of a deferred tax liability recorded on the purchase of Solana. The deferred tax liability is denominated in Colombian pesos and the devaluation of 9% in the US dollar against the Colombian Peso in 2009 resulted in the foreign exchange loss.

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

Maintaining Good Community Relationships and Being a Good Corporate Citizen may be Costly and Difficult to Manage.

Our operations have a significant effect on the areas in which we operate. In order to enjoy the confidence of local populations and the local governments, we must invest in the communities where were operate. In many cases, these communities are impoverished and lack many resources taken for granted in North America. The opportunities for investment are large, many and varied; however, we must be careful to invest carefully in projects that will truly benefit these areas. Improper management of these investments and relationships could lead to a delay in operations, loss of license or major impact to our reputation in these communities, which could adversely affect our business.

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

Negative Political and Regulatory Developments in Argentina May Negatively Affect our Operations.

The crude oil and natural gas industry in Argentina is subject to extensive regulation including land tenure, exploration, development, production, refining, transportation, and marketing, imposed by legislation enacted by various levels of government and, with respect to pricing and taxation of crude oil and natural gas, by agreements among the federal and provincial governments, all of which are subject to change and could have a material impact on our business in Argentina. The Federal Government of Argentina has implemented controls for domestic fuel prices and has placed a tax on crude oil and natural gas exports.

Any future regulations that limit the amount of oil and gas that we could sell or any regulations that limit price increases in Argentina and elsewhere could severely limit the amount of our revenue and affect our results of operations.

Currently most oil and gas producers in Argentina are operating without sales contracts. In 2008, a new withholding tax regime for exports was introduced without specific guidance as to its application. The domestic price was regulated in a similar way, so that both exported and domestically sold products were priced the same. Producers and refiners of oil in Argentina were unable to determine an agreed sales price for oil deliveries to refineries. Also, the price for refiners’ gasoline production was capped below the price that would be received for crude oil. Therefore, the refineries’ price offered to oil producers reflects their price received, less taxes and operating costs and their usual mark up. Along with most other oil producers in Argentina, we are continuing deliveries to the refinery. In our case we are negotiating sales on a spot price basis with one, Refiner S.A., and the price is negotiated on a month by month basis. From January to May 2009, we delivered two truckloads per day to Polipetrol in Mendoza province, and that price was negotiated weekly. We stopped delivering to Polipetrol in May 2009, due to possible financial problems at the refinery. The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced and capital investment in oilfields has declined, and so they are lobbying to change the situation. We are working with other oil and gas producers in the area, as well as Refiner S.A., to lobby the federal government for change. The government introduced the Petro Plus and Gas Plus programs in 2009, which grant higher prices to producers that sell production from new reserves. This is a positive step forward that will hopefully lead to further opening of price regulation in Argentina.

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

Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with our operations there. Any changes in the holders of significant government offices could have adverse consequences on our relationship with ANH and Ecopetrol and the Colombian government’s ability to control guerrilla activities and could exacerbate the factors relating to our foreign operations. Any sanctions imposed on Colombia by the United States government could threaten our ability to obtain necessary financing to develop the Colombian properties or cause Colombia to retaliate against us, including by nationalizing our Colombian assets. Accordingly, the imposition of the foregoing economic and trade sanctions on Colombia would likely result in a substantial loss and a decrease in the price of our common stock. The United States may impose sanctions on Colombia in the future, and we cannot predict the effect in Colombia that these sanctions might cause.

We May Be Unable to Obtain Additional Capital That We Will Require to Implement Our Business Plan, Which Could Restrict Our Ability to Grow.

We expect that our existing cash and credit resources will be sufficient to fund our currently planned activities. We may require additional capital to expand our exploration and development programs to additional properties. We may be unable to obtain additional capital required.

When we require additional capital we plan to pursue sources of capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. The current situation in world capital markets has made it increasingly difficult for companies to raise funds. If we do succeed in raising additional capital, future financings may be dilutive to our stockholders, as we could issue additional shares of common stock or other equity to investors in future financing transactions. In addition, debt and other mezzanine financing may involve a pledge of assets and may be senior to interests of equity holders. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertibles and warrants, which will adversely impact our financial results.

Our ability to obtain needed financing may be impaired by factors such as the capital markets (both generally and in the oil and gas industry in particular), the location of our oil and natural gas properties in South America, prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us), and/or the loss of key management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our exploration activity may require us to commit to certain capital expenditures, and we may lose our contract rights if we do not have the required capital to fulfill these commitments. If the amount of capital we are able to raise from financing activities, together with our cash flow from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our activities), we may be required to cease our operations.

We May Not Be Able To Effectively Manage Our Growth, Which May Harm Our Profitability.

Our strategy envisions continually expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be able to:

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

We make estimates of oil and natural gas reserves, upon which we will base our financial projections. We make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions. Economic factors beyond our control, such as interest rates and exchange rates, will also impact the value of our reserves. The process of estimating oil and gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, our reserve estimates will be inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those we estimate. If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

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

If Oil and Natural Gas Prices Decrease, We May be Required to Take Write-Downs of the Carrying Value of Our Oil and Natural Gas Properties.

We follow the full cost method of accounting for our oil and gas properties. A separate cost center is maintained for expenditures applicable to each country in which we conduct exploration and/or production activities. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price during the 12 months period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period for that oil and natural gas. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. Under full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings.

Drilling New Wells and Producing Oil and Natural Gas from Existing Facilities Could Result in New Liabilities, Which Could Endanger Our Interests in Our Properties and Assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. Earthquakes or weather related phenomena such has heavy rain, landslides, storms and hurricanes can also cause problems in drilling new wells. There are also risks in producing oil and natural gas from existing facilities. For example, on February 7, 2009 we experienced an incident at our Juanambu 1 well, involving a fire in a generator, resulting in total damage to equipment estimated at $500,000, and production in the amount of approximately $125,000 being deferred due to shutting down production facilities while dealing with the incident. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. Incidents such as these can lead to serious injury, property damage and even loss of life. We generally obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI in 2000 was $30 per barrel. In 2006, it was $66 per barrel, in 2007 it was $72 per barrel and in 2008 it was $100 per barrel. However, the average price for 2009 was $61.83, demonstrating the inherent volatility in the market. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differences. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

In addition, oil and natural gas prices in Argentina are effectively regulated and during 2009 were substantially lower than those received in North America. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, the purchaser of most of the oil that we produce in Colombia, may cause realized prices to be lower than those received in North America.

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

Risks Related to Our Common Stock

The Market Price of Our Common Stock May Be Highly Volatile and Subject to Wide Fluctuations.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including but not limited to:

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

 In addition, the market price of our common stock could be subject to wide fluctuations in response to various factors, which could include the following, among others:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Offices

We currently lease office space in: Calgary, Alberta; Buenos Aires and Vespucio, Argentina; Bogota, Colombia; Rio de Janiero, Brazil; and Lima and Iquitos, Peru. We have five Calgary leases, the first two expire January 31, 2013, the third expires October 31, 2012, the fourth expires April 30, 2014 and the fifth expires October 30, 2015. They cost $11,695 per month, $6,312 per month, $3,884 per month, $12,568 per month and $32,577 per month, respectively. We have subleased the fourth lease for $10,500 per month from February 1, 2009 to August 31, 2011, and we plan on subleasing the first three as well. All Calgary based staff will be housed in the space covered by our fifth lease in March 2010. Our two Buenos Aires, Argentina leases expire January 31, 2012 and July 17, 2012 and cost $2,877 per month and $2,743 per month, respectively. The lease in Vespucio, Argentina expires February 28, 2011 at a cost of $1,500 per month. We have four leases in Bogota, Colombia. They expire February 28, 2010, April 1, 2010, June 30, 2010 and February 1, 2012 and cost $2,734 per month, $1,863 per month, 2,610 per month and $71,471 per month, respectively. We have office space leased in Rio de Janiero, Brazil until September 30, 2012 at a cost of $5,380 per month. In Lima, Peru, we have one office with a lease expiring October 31, 2010 at a cost of $3,045 per month and a house for staff residence with a lease expiring November 13, 2010 at a cost of $1,650 per month. In Iquitos, Peru we have a combination office and staff residence with a lease expiring October 31, 2011 at a cost of $1,055 per month. The properties remaining on lease are in excellent condition, and we believe that they are sufficient for our office needs for the foreseeable future.

Oil and Gas Properties - Colombia

In June 2006, we purchased Argosy Energy International L.P (“Argosy”) which was subsequently renamed Gran Tierra Colombia Ltd. Argosy had interests in seven exploration and production contracts at that time, including the Santana, Guayuyaco, Chaza and Mecaya blocks in the Putumayo basin in southwest Colombia; the Talora and Rio Magdalena blocks in the Magdalena basin, west of Bogota; and the Primavera block in the Llanos basin. The acquisition price included overriding royalty rights and net profits interests in the blocks that were owned by Argosy at the time of the acquisition. The Azar block in the Putumayo basin was acquired later in 2006, and two Technical Evaluation Areas in the Putumayo basin (Putumayo West A and Putumayo West B) were acquired in 2007. We relinquished the Primavera block in 2007.

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

In 2009 we converted portions of the two Technical Evaluation Areas to three exploration and production blocks – part of Putumayo West A was converted to two exploration and exploitation blocks named Piedemonte Norte and Piedemonte Sur. Part of Putumayo West B was converted to the Rumiyaco block. We sold the Guachria, Guachira Sur and Guachira Norte blocks. We relinquished our rights to the San Pablo block and Talora Blocks, and have entered into letters of intent regarding the sale of the Catguas and Garibay blocks. We also entered into a sale agreement for the Rio Magdalena and Mecaya blocks that is awaiting ANH approval.

Currently, the Guayuyaco, Santana, and Chaza blocks have producing oil wells.

Colombian royalties are set by law – specifically law 756 of 2002. All discoveries after the enactment of this law have the sliding scale royalty described below. Discoveries made before the enactment of this law have a royalty of 20%. The ANH contracts to which Gran Tierra is a party all have royalties that are based on a sliding scale described in law 756. This royalty works on an individual field basis starting with a base royalty rate of 8% for gross production of less than 5,000 barrels of oil per day. The royalty increases in a linear fashion from 8% to 20% for gross production between 5,000 and 125,000 barrels of oil per day, and is stable at 20% for gross production between 125,000 and 400,000 barrels of oil per day. For gross production between 400,000 and 600,000 barrels of oil per day the rate increases in a linear fashion from 20% to 25%. For gross production in excess of 600,000 barrels of oil per day the royalty rate is fixed at 25%. Our production from our Costayaco field is also subject (starting in October 2009) to an additional royalty that applies when cumulative gross production is greater than 5 million barrels. This additional royalty applies to 30% of the gross production and is calculated on the difference between WTI and an oil quality based index. As the law stands currently, any new discoveries on ANH contracted blocks will also be subject to this additional royalty. Santana and Magangue blocks have a flat 20% royalty; as those discoveries were made before 2002. Guayuyaco and Rio Magdalena blocks have the sliding scale royalty but do not have the additional royalty. In addition to these government royalties, Gran Tierra’s original interests in the five blocks purchased from Argosy that we still hold (Santana, Guayuyaco, Chaza, Rio Magdalena, Mecaya) are subject to a third party royalty. The additional interest in Guayuyaco and Chaza acquired by Gran Tierra on the acquisition of Solana is not subject to this third party royalty.

Santana

The Santana block contract was signed in July 1987 and covers 1,119 acres and includes 15 producing wells in four fields — Linda, Mary, Miraflor and Toroyaco. Activities are governed by terms of a Shared Risk Contract with Ecopetrol, and we are the operator. We hold a 35% working interest in all fields. Ecopetrol holds the remaining interest. The block has been producing since 1991. Under the Shared Risk Contract, Ecopetrol initially backed in to a 50% working interest upon declaration of commerciality in 1991. In June 1996, when the field reached 7 million barrels of oil produced, Ecopetrol had the right to back into a further 15% working interest, which it took, for a total ownership of 65%.

The production contract expires in 2015, at which time the property will be returned to the government. As a result, there will be no reclamation costs.

In 2009, we performed regular facility and well maintenance. For 2010, we plan more of the same.

Guayuyaco

The Guayuyaco block contract was signed in September 2002 and covers 52,366 acres, which includes the area surrounding the four producing fields of the Santana contract area. The Guayuyaco block is governed by an Association Contract with Ecopetrol. We are the operator and have a 70% participation interest, with the other 30% held by Ecopetrol. The Guayuyaco field was discovered in 2005. Three wells are now producing, Guayuyaco-1 commenced production in February 2005, Guayuyaco-2 began production in September 2005 and Juanambu-1 began commercial production on November 8, 2007. Ecopetrol may back-in to a 30% participation interest in any other new discoveries in the block.

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

In 2009, we completed work on the separator for the Juanambu field and work on water treatment facilities. In 2010, we plan to drill a second well in the Juanambu field, drill an exploration well, and acquire 40 square kilometers of 3D seismic. We also plan work on electrical systems, flowlines, storage tanks and other facilities.

Chaza

The Chaza block covers 80,242 acres and is governed by the terms of an Exploration and Exploitation Contract with ANH, which was signed June 27, 2005. We are the operator and hold a 100% participation interest. The discovery of the Costayaco field in the Chaza block was the result of drilling the Costayaco-1 exploration well in the second quarter of 2007. This well commenced production in July 2007.

This block is in a combined fourth and fifth exploration period which carries the obligation to drill two exploration wells and expires December 26, 2010. We drilled the first exploration well at the end of 2009, the Dantayaco-1 well, which was plugged and abandoned in January 2010, and the second exploration well is scheduled to be drilled in 2010. There is one further exploration period after December 26, 2010: period six lasts six months and has an obligation to drill one exploration well. The contract for this field expires in two phases. The exploration phase expires in 2011 and the production phase ends in 2032. The property will be returned to the government upon expiration of the production phase. Within 60 days following the date of the return of the property, we must carry out an abandonment program to the satisfaction of ANH. In conjunction with the abandonment, we must establish and maintain an abandonment fund to ensure that financial resources are available at the end of the contract.

Work completed in 2009 included drilling development wells Costayaco 7 through 10. Costayaco 8 through 10 are producing wells and Costayaco-7 was suspended. We also completed work on pipeline and storage facilities, to keep pace with expanding production, and completed the development well Costayaco-6 as an injector well.

In 2010, we plan to acquire 70 square kilometers of 3D seismic, drill one exploration well and one Costayaco injector well. We plan further upgrades to the storage and transportation systems, camp, office and warehouse. We are undertaking a project to electrify the field, which will reduce our dependence on diesel fuel for power and lead to cost savings.

Azar

We acquired an 80% interest in the Azar property through a farm-in agreement entered into in late 2006. This exploration block covers 51,639 acres and we are the operator. Pursuant to the terms of the farm-in agreement we were obligated to pay the original owner’s 20% share of future costs, in addition to our own 80% share. In mid-2007 we farmed out 50% of our interest to a third party. The third party will pay 100% of our 80% share of exploration and development costs for the first three periods of the exploration contract, and we remained obligated to pay 20% of costs under our 2006 farm-in agreement. The agreement has now moved to its next phase, in which the carried partner will pay 50% of its share (10% of the total cost) of the work for the current exploration period to maintain its 20% interest. If the carried partner does not pay its share of the costs, then it will reduce its ownership percentage to 10%. We are now in the fourth exploration period which carries a commitment to drill one well. There are two more exploration periods that follow, each lasting 12 months and including an obligation to drill one exploration well. The exploration phase of the contract expires in 2012 for this property. The exploitation phase expires 24 years after commerciality is approved. The property will be returned to the government upon expiration of the production contract. If we make a commercial discovery on the block, and produce oil, we will be obligated to perform abandonment activities under the same conditions as those for the Chaza block.

In 2009, we acquired 50 square kilometers of 3D seismic and 40 kilometers of 2D seismic.

In 2010, we plan to drill two exploration wells (one of which we will pay 10% of the costs, and one of which we will pay 40% of the costs), and acquire 75 square kilometers of 3D seismic.

Piedemonte Norte

In June 2009, we completed the conversion of our Technical Evaluation Areas in the Putumayo Basin to blocks with ANH Exploration and Exploitation Contracts. Piedemonte Norte covers 78,742 acres and is held 100% by Gran Tierra and was part of the Putumayo West A Technical Evaluation Area. From June to December 2009 we were in a pre-exploration phase in which we performed environmental evaluation and survey work. We are now in the first exploration period of a total of six periods. The exploration phase of the contract expires in December 2015, and the exploitation phase would expire 24 years after commerciality of a discovery is approved. The first exploration period contains a commitment to acquire, process and interpret 70 kilometers of 2D seismic by December 16, 2010. We plan to exceed this commitment in 2010 with a program to acquire 70 square kilometers of 2D seismic and to drill one exploration well.

Piedemonte Sur

Piedemonte Sur was also part of the Putumayo West A Technical Evaluation Area and became an exploration block with an ANH Exploration and Exploitation Contract in June 2009. Piedemonte Sur covers 73,898 acres and is held 100% by Gran Tierra. From June to December 2009, we were in a pre-exploration phase in which we performed environmental evaluation and survey work. We are now in the first exploration period of a total of six periods in the contract. The exploration phase ends in December 2015, and the exploitation phase would expire 24 years after commerciality of a discovery is approved. The first exploration period contains a commitment to drill one exploration well to a minimum depth of 3,000 feet, by December 16, 2010. Our work plans for 2010 are to acquire 10 kilometers of 2D seismic and drill one exploration well.

Rumiyaco

Rumiyaco was part of the Putumayo West B Technical Evaluation Area and became an exploration block with an ANH Exploration and Exploitation Contract in June 2009. Rumiyaco covers 82,624 acres and is held 100% by Gran Tierra. From June to December 2009, we were in a pre-exploration phase in which we performed environmental evaluation and survey work. We are now in the first exploration period of a total of six periods in the contract. The exploration phase ends in December 2015, and the exploitation phase would expire 24 years after commerciality of a discovery is approved. The first exploration period contains a commitment to reprocess 60 kilometers of 2D seismic and acquire, process and interpret 68 kilometers of 2D seismic by December 16, 2010. Our work plans for 2010 are to acquire 95 square kilometers of 3D seismic, 12 kilometers of 2D seismic and drill one exploration well.

Magangué Block

Solana acquired the Magangue block in October 2006. It is held pursuant to an Ecopetrol Association Contract and covers an area of 20,647 acres. We are the operator of the block with a 37.8% working interest and our partners Ecopetrol and another third party each have a 58% and a 4.2% working interest, respectively. This block contains the Güepajé gas field.

This block borders the La Creciente block where there was a significant gas discovery in the same productive formation as the Güepajé gas field in 2006. The contract expires in 2017. The exploration phase for this block is over and there are no obligatory work commitments.

In 2010 we have nominal capital spending for facility upgrades planned.

Garibay Block

Solana acquired the Garibay block in October 2005. The block covers 75,936 acres and we have a working interest of 50%. The block is located approximately 170 kilometers east of Bogotá and is subject to an ANH contract. On November 17, 2007, a farm-in agreement was signed with a third party under which they financed the drilling of the Topocho-1 exploration well in return for a 50% working interest in the block and becoming the operator. This well was a dry hole.

We are currently in period five of the exploration contract, which expires October 24, 2010. There are a total of 6 exploration periods, each lasting 12 months and requiring one exploration well.

In 2009, we swapped 79 square kilometers of 3D seismic acquisition in exchange for the original contract’s obligation of one exploration well for the current period. Acquisition of this seismic was completed in 2009.

We have signed a letter of intent with a third party regarding the sale of our entire interest in the Garibay block. We are currently finalizing the assignment agreement. Once the agreement is complete and signed, we will have to obtain ANH approval to finalize the sale. We have not budgeted any activity for this block in 2010.

Rio Magdalena

The Rio Magdalena Association Contract with Ecopetrol was signed in February 2002. The Rio Magdalena block covers 72,312 acres and is located approximately 75 kilometers west of Bogota, Colombia. This is an exploration block and there are no reserves at this time. We are the operator of the block and hold a 40% working interest. We have two partners who hold 9% and 51% each. The production contract expires in 2030 at which time the property will be returned to the government. As a result, there will be no reclamation costs. According to the terms of the Association Contract, Ecopetrol may back-in for a 30% participation interest to any discoveries on the block upon commercialization.

This block is in the sixth exploration period, which expires September 14, 2010 and carries the obligation to finish the long term production test of the Popa-2 well drilled in 2008, and acquire 80 kilometers of 2D seismic. In 2009, we acquired 75 square kilometers of 3D seismic, completed the Popa 2 well, and began the long term production test of this well. Later in 2009, we entered into an assignment agreement, under which we sold this block to Alange Corporation of Colombia. We are awaiting ANH and Ecopetrol approval to finalize the sale.

Mecaya

The Mecaya Exploration and Exploitation contract was signed June 2006. The Mecaya contract area covers 74,128 acres in southern Colombia in the Putumayo Basin. We are the operator and currently have a 15% participation interest and two partners have 55% and 30% each. We are in exploration period two of this contract and are obliged to drill one exploration well, and re-enter a previously drilled well. We were contractually obligated to complete this work by June 2009, however the contract terms have been suspended due to operational difficulties in the area. There are two more exploration periods following, each of which are 12 months in duration. The third period has an obligation to acquire seismic data, and the fourth period has the obligation to drill one exploration well. The exploitation phase for this contract expires 24 years after commerciality is approved for any discovery. The property will be returned to the government upon expiration of the production contract.

In 2009, we entered into an assignment agreement, under which we sold this block to Alange Corporation of Colombia. We are awaiting ANH and Ecopetrol approval to finalize the sale.

Catguas Block

Solana acquired the Catguas block in November 2005. We are the operator of the block which covers 393,150 acres in the Catatumbo Basin, and we hold a 100% working interest. In the southern 70% of the block, two partners together have a 15% beneficial interest, and a 50% beneficial interest in the remainder. The block is held under an ANH contract.

There are no wells producing on this block. We are in the third period of the exploration portion of the contract, out of a total of six periods, and this period expires June 5, 2010, and has an obligation to re-enter an existing well and drill two exploration wells. All remaining periods are 12 months in length and carry a work obligation of one well. The exploitation phase would last 24 years from any declaration of a commercial discovery.

In 2009, due to operating conditions in the area, we were not able to complete any exploration work. We have signed a letter of intent with a third party regarding the sale of our entire interest in the Catguas block. We are currently finalizing the assignment agreement. Once the agreement is complete and signed, we will have to obtain ANH approval to finalize the sale. We have not budgeted any activity for this block in 2010.

Guachiría Norte, Guachiria and Guachiria Sur Blocks

In 2009, we completed several work items that were part of the commitments in the contracts for these blocks. On the Guachiria Sur block, we completed the acquisition of 115 kilometers of 3D seismic. On the Guachiria block, we removed all production equipment. On the Guachiria Norte block, we drilled one exploration well, Puinaves-2, which was plugged and abandoned.

In April 2009, we sold our entire interest in these three blocks to Lewis Energy Colombia. Principal terms included consideration of $7 million, plus settlement of outstanding issues between Lewis Energy and Gran Tierra Energy's subsidiary, Solana Resources, comprising an initial cash payment of $4 million at closing, followed by 15 monthly installments of $200,000 beginning June 1, 2009 and extending through August 3, 2010. We retained a 10% overriding royalty interest on the Guachiria Sur block in the event of a discovery, designed to reimburse 200% of Gran Tierra’s net costs for previously acquired seismic data. We assumed responsibility for environmental liabilities existing on the properties at the date of sale, estimated at approximately $1.2 million.

Talora

In 2009, the Montmelo-1 exploration well was drilled on the Talora block. This well was paid for 100% by Petrosouth Energy Corporation, and they had 100% working interest in that well.

Effective October 23, 2009, we assigned our 100% interest in the Talora block to Petrosouth Energy Corporation Sucursal Colombia for no proceeds. The assignment has been approved by ANH.

San Pablo Block

In 2009, we acquired 50 kilometers of 3D seismic, as part of our commitment under the exploration contract. We relinquished our license rights to this block later in the year.

Oil and Gas Properties - Argentina

In September 2005, we entered Argentina through the acquisition of a 14% interest in the Palmar Largo joint venture, and a 50% interest in each of the Nacatimbay and Ipaguazu blocks. In 2006, we purchased additional properties in Argentina, including the remaining 50% interest in Nacatimbay and Ipaguazu, a 50% interest in El Vinalar and 100% interests in El Chivil, Valle Morado, Surubi and Santa Victoria. In 2009 we relinquished our rights to the Nacatimbay block. Our Argentina properties are located in the Noroeste Basin in northern Argentina.

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

Our work program for 2010 involves optimization of well performance and operating expenses to maximize net revenues from the property.

Ipaguazu

We acquired a 100% working interest in the Ipaguazu block through two transactions. We purchased a 50% working interest in September 2005 and we purchased the remaining 50% working interest in November 2006. We are the operator of the block. The oil and gas field was discovered in 1981 and produced approximately 100 thousand barrels of oil and 400 million cubic feet of natural gas until 2003. The Ipaguazu block covers 21,745 acres and has not been fully appraised, leaving scope for both reactivation and exploration in the future. The Ipaguazu block rights expire in 2016 with a ten year extension if a discovery is made. We do not have any outstanding work commitments. At expiry of the block rights, ownership of the producing assets will revert to the provincial government. In 2009, we installed production facilities and commenced production from the Ipaguazu-1 well. In 2010, we will maintain and upgrade the production facilities for this well.

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

One successful workover was completed in 2009, along with facilities maintenance and improvements to production equipment.

In 2010, we plan to continue regular field maintenance and workover activities in El Vinalar.

El Chivil

We purchased El Chivil in November and December 2006, along with Surubi, Valle Morado and Santa Victoria. We are the operator and hold a 100% working interest in El Chivil. The Chivil field was discovered in 1987. Three wells were drilled with two remaining in production. The contract for this field expires in 2015 with the option for a ten year extension.

In 2009, we performed one successful workover, converted one well to a water disposal well and upgraded facilities.

In 2010, we plan to continue facilities maintenance activities.

Surubi

We are the operator of the Surubi block and have an 85% working interest. In 2008, we drilled the Proa-1 discovery well, which began production in September, 2008. The provincial oil company REFSA farmed-in to the block for a 15% working interest, and it is paying its share of well costs from its share of production from Proa-1.

In 2009, we performed a successful workover on the Proa-1 well. In 2010, we plan to conduct facilities maintenance activities.

Valle Morado

We purchased the Valle Morado block at the end of 2006. It covers 49,915 acres, and we are the operator and have a 93.2% working interest. The remaining 6.8% interest is held equally by two other companies. The previous owners have the option to back-in for 18% working interest under certain circumstances.

Valle Morado was first drilled in 1989. The original owner subsequently completed a 3D seismic program over the field and constructed a gas plant and pipeline infrastructure. Production began in 1999 from a single well and was shut-in in 2001 due to water incursion. In 2008, we successfully re-entered the well. In 2009, we conducted a feasibility study of production with promising results. We signed a sales agreement with Albenesi SA for sale of test production. In 2010, we plan to do a workover and sidetrack of the well, with the goal of making it ready for production.

Santa Victoria

We purchased the Santa Victoria block late in 2006. Santa Victoria covers 1,033,642 acres and we are the operator with a 100% working interest. It is an exploration block with no production history. In 2010 we plan to acquire 150 square kilometers of 3D seismic and 200 kilometers of 2D seismic.

Nacatimbay

We relinquished this block in 2009 and have no further commitments.

Oil and Gas Properties - Peru

We entered Peru in 2006 through the award by the government of Peru of two frontier exploration blocks.

Blocks 122 and 128

We were awarded two exploration blocks in Peru in the last quarter of 2006 under a license contract for the exploration and exploitation of hydrocarbons. Block 122 covers 1,217,651 acres and block 128 covers 2,218,389 acres. The blocks are located in the eastern flank of the Maranon Basin in northern Peru, on the crest of the Iquitos Arch. There is a 5-20%, sliding scale, royalty rate on the lands, dependent on production levels. Production less than 5,000 barrels of oil per day is assessed a royalty of 5%, for production between 5,000 and 100,000 barrels of oil per day there is a linear sliding scale between 5% and 20%. Production over 100,000 barrels per day has a royalty of 20%. The exploration contracts expire in 2014 and work commitments are defined in four exploration periods spread over seven years. There is a financial commitment of $3.5 million over the seven years for each block which includes technical studies, seismic acquisition and the drilling of exploration wells. Acquisition of technical data through aeromagnetic-gravity studies began in 2007, and was completed in the first half of 2008, with a total of 20,000 kilometers of data acquired over both blocks. In 2009, we completed EIA’s and the community consultation process. Also in 2009, we conducted engineering feasibility and geological studies and evaluated the results of the aeromagnetic-gravity studies, and opened offices in Lima and Iquitos. In 2010, we plan to acquire 277 kilometers of 2D seismic on each block, as well as drill two wells on each block, on locations identified from our aeromagnetic-gravity data.

Reserves

No estimates of reserves comparable to those included herein have been included in a report to any federal agency other than the SEC.

The process of estimating oil and gas reserves is complex and requires significant judgment, as discussed in Item 1A. “Risk Factors”. As a result we have developed internal policies for estimating and evaluating reserves, and 100% of our reserves are audited by an independent reservoir engineering firm, GLJ Associates Ltd., at least annually. The reserve estimation process will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. Therefore the accuracy of the reserve estimate is dependent on the quality of the data, the accuracy of the assumptions based on the data, and the interpretations and judgment related to the data.

The policies we have developed are applied company wide, and are comprehensive in nature. The result of the policies is SEC compliant reserve estimates and disclosures. The policy is applied by all staff involved in generating and reporting reserve estimates including geological, engineering and finance personnel. Calculations and data are reviewed at multiple levels of the organization to ensure consistent and appropriate standards and procedures.

The primary internal technical person in charge of overseeing the preparation of our reserve estimates is the Manager of Reservoir Engineering. He has a bachelor’s degree of science in petroleum engineering and is a professional engineer and member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta. He is currently responsible for our engineering activities including reserves reporting, asset evaluation, field development and monitoring production operations. He has over 29 years of industry experience in various domestic and international engineering and management roles.

The technical person responsible for overseeing the reserves audit is the Manager, Engineering at GLJ Associated Ltd. He has bachelor’s degree of science in engineering physics and is a registered professional engineer in the province of Alberta .  He is currently responsible for reserve reporting.  He has over 20 years of industry experience in various domestic and international engineering and management roles.

The SEC definitions related to oil and natural gas reserves, per Regulation S-X, reflecting our use of deterministic reserve estimation methods, are as follows:

•
Reserves.  Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

•
Proved oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i)	The area of the reservoir considered as proved includes:
A.	The area identified by drilling and limited by fluid contacts, if any, and
B.
Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii)
In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii)
Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv)	Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:
A.
Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and.

B.	The project has been approved for development by all necessary parties and entities, including governmental entities.
(v)
Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

•
Probable reserves. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

(i)
When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

(ii)
Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

(iii)	Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.
(iv)	See also guidelines in paragraphs (a)(17)(iv) and (a)(17)(vi) of section 210.4-10(a) of Regulations S-X..

•	Possible reserves. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.

(i)
When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

(ii)
Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project.

(iii)	Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves.
(iv)
The proved plus probable and proved plus probable plus possible reserves estimates must be based on reasonable alternative technical and commercial interpretations within the reservoir or subject project that are clearly documented, including comparisons to results in successful similar projects.

(v)
Possible reserves may be assigned where geoscience and engineering data identify directly adjacent portions of a reservoir within the same accumulation that may be separated from proved areas by faults with displacement less than formation thickness or other geological discontinuities and that have not been penetrated by a wellbore, and the registrant believes that such adjacent portions are in communication with the known (proved) reservoir. Possible reserves may be assigned to areas that are structurally higher or lower than the proved area if these areas are in communication with the proved reservoir.

(vi)
Pursuant to paragraph (a)(22)(iii) of section 210.4-10(a) of Regulations S-X, where direct observation has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves should be assigned in the structurally higher portions of the reservoir above the HKO only if the higher contact can be established with reasonable certainty through reliable technology. Portions of the reservoir that do not meet this reasonable certainty criterion may be assigned as probable and possible oil or gas based on reservoir fluid properties and pressure gradient interpretations.

•
Reasonable Certainty.  If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered.  A high degree of confidence exists if the quantity is much more likely to be achieved than not, and as changes due to increased availability of geoscience (geological, geophysical and geochemical), engineering and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant that to decrease.

•
Deterministic estimate. The method of estimating reserves or resources is called deterministic when a single value for each parameter (from the geoscience, engineering, or economic data) in the reserves calculation is used in the reserves estimation procedure.

•	Developed oil and gas reserves. Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

(i)	Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and
(ii)	Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

•
Undeveloped oil and gas reserves. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

(i)
Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

(ii)
Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

(iii)
Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in paragraph (a)(2) of section 201.4-10(a) of Regulation S-X, or by other evidence using reliable technology establishing reasonable certainty.

The following table sets forth our oil reserves net of all royalties and third party interests as of December 31, 2009 (all quantities in thousands of barrels of oil). Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When deterministic methods are used, as they are in our case, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves.

	Reserves
Reserves Category	Liquids* (thousands of barrels)	Natural Gas (millions of cubic feet)
PROVED
Developed:
Colombia	20,194	1,113
Argentina	1,080	756
Undeveloped
Colombia	597	-
Argentina	211	-
TOTAL PROVED	22,082	1,869
PROBABLE
Developed
Colombia	4,002	652
Argentina	829	1,087
Undeveloped		-
Colombia	969	-
Argentina	20	-
TOTAL PROBABLE	5,820	1,739
POSSIBLE
Developed
Colombia	6,088	1,388
Argentina	682	4,266
Undeveloped
Colombia	3,341	-
Argentina	1,427	28,866
TOTAL POSSIBLE	11,538	34,520
 *Liquids include oil and Natural Gas Liquids.  We have Natural Gas Liquids reserves in small amounts in Argentina only.  Colombia Liquids reserves are 100% oil.

Proved Undeveloped Reserves

In Colombia, our proved undeveloped reserves decreased from 8.7 million barrels at December 31, 2008 to 0.6 million barrels at December 31, 2009.  All of these proved undeveloped reserves are located in our Costayaco field.  The decrease is due to a movement from proved undeveloped reserves to proved developed reserves through the drilling of four development wells in 2009 (Costayaco 7 through 10), at a capital cost of approximately $30 million. The reserves remaining in the proved undeveloped category for Colombia are planned for development in 2011.  Our proved undeveloped reserves in Argentina increased slightly from 187,000 barrels at December 31, 2008 to 211,000 barrels at December 31, 2009 due to a revision to forecast development activity.  We expect to develop these reserves within the next three to four years.

Sensitivity of Reserves to Prices by Principal Product Type and Price Scenario

	Proved Reserves		Probable Reserves		Possible Reserves
Price Case	Liquids (thousands of barrels)	Natural Gas (thousands of cubic feet)	Liquids (thousands of barrels)	Natural Gas (thousands of cubic feet)	Liquids (thousands of barrels)	Natural Gas (thousands of cubic feet)
WTI +10%
Colombia	20,567	1,113	4,778	652	9,263	1,388
Argentina	1,291	756	831	1,087	2,048	33,132
Total	21,858	1,869	5,609	1,739	11,311	34,520
WTI – 10%
Colombia	21,039	1,113	5,200	652	9,595	1,388
Argentina	1,291	756	831	1,087	2,048	33,132
Total	22,330	1,869	6,031	1,739	11,643	34,520

The price cases presented involve changes to the WTI price – one with a 10% increase, the second with a 10% decrease. Natural gas prices are not affected by WTI, therefore the volumes of natural gas reserves do not change. Additionally, the oil price in Argentina is set by the government as described in Item “1 Business” under the caption “Markets and Customers”. The price in Argentina is not sensitive to changes in the WTI price, therefore the price scenarios considered do not result in changes to oil and natural gas reserves for Argentina. Cost schedules were held constant for the two price cases.

Production Revenue and Price History

Certain information concerning oil and natural gas production, prices, revenues (net of all royalties) and operating expenses for the three years ended December 31, 2009 is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Supplementary Data provided following our Financial Statements in Item 8. We prepared the estimate of standardized measure of proved reserves in accordance with the Financial Accounting Standards Board (“FASB”) ASC 932, “Extractive Activities – Oil and Gas”.

Drilling Activities

The following table summarizes the results of our development and exploration drilling activity for the past three years. Wells labeled as “In Progress”, were in progress as of December 31, 2009.

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Colombia
Exploration
Productive	-	-	1.00	0.40	2.00	0.85
Dry	2.00	0.70	1.00	0.70	4.00	1.50
In Progress	1.00	1.00	-	-	-	-
Development
Productive	3.00	3.00	3.00	1.50	1.00	0.50
Dry	1.00	1.00	-	-	-	-
In Progress	1.00	0.70	1.00	1.00	-	-
Total Colombia	8.00	6.40	6.00	3.60	7.00	2.85
Argentina
Exploration
Productive	-	-	1.00	0.85	-	-
Dry	-	-	-	-	-	-
In Progress	-	-	-	-	-	-
Development
Productive	-	-	-	-	1.00	0.50
Dry	-	-	-	-
In Progress	-	-	-	-	-	-
Total Argentina	-	-	1.00	0.85	1.00	0.50
Peru
Exploration
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-
In Progress	-	-	-	-	-	-
Development
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-
In Progress	-	-	-	-	-	-
Total Peru	-	-	-	-	-	-
Total	8.00	6.40	7.00	4.45	8.00	3.35

Following are the results as of February 15, 2010 of wells in progress at December 31, 2009:

	Productive		Dry		Still in Progress
	Gross	Net	Gross	Net	Gross	Net
Colombia	-	-	1.00	1.00	1.00	0.70
Argentina	-	-	-	-	-	-
Peru	-	-	-	-	-	-
Total	-	-	1.00	1.00	1.00	0.70

Well Statistics

The following table sets forth our producing wells as of December 31, 2009.

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Colombia	26.00	15.35	-	-	26.00	15.35
Argentina	22.00	7.45	-	-	22.00	7.45
Peru	-	-	-	-	-	-
Total	48.00	22.80	-	-	48.00	22.80

Developed and Undeveloped Acreage

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2009.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Colombia	230,310	163,062	826,493	590,314	1,056,803	753,376
Argentina	594,584	256,755	1,033,889	1,033,889	1,628,473	1,290,644
Peru	-	-	3,436,040	3,436,040	3,436,040	3,436,040
Total	824,894	419,817	5,296,422	5,060,243	6,121,316	5,480,060

Our net developed acreage in Colombia includes acreage in the Santana block (less than 1%); the Guayuyaco block (4.9%); the Chaza block (10.7%); and the Magangue block (1.0%).  Our net undeveloped arcreage in Colombia is in the Azar block (2.7%); the Piedemonte Norte block (10.5%); the Rumiyaco block (11.0%); the Mecaya block (1.5%); the Rio Magdalena block (3.8%); the Catguas block (39%); and the Garibay block (5.0%).

In Argentina, our net developed acreage includes acreage in the Palmar Largo block (3.7%); the Ipaguazu block (1.7%); the El Vinalar block (2.4%); the El Chivil block (2.4%); and the Valle Morado block (3.8%);  the undeveloped acreage is in the Santa Victoria block (80.1%).

Item 3. Legal Proceedings

Ecopetrol and Gran Tierra Colombia, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. There is a material difference in the interpretation of the procedure established in Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back-in to the Guayuyaco discovery. Gran Tierra Colombia’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. There has been no agreement between the parties, and Ecopetrol has filed a lawsuit in the Contravention Administrative Court in the District of Cauca regarding this matter. Gran Tierra Colombia filed a response on April 29, 2008 in which it refuted all of Ecopetrol’s claims and requested a change of venue to the courts in Bogota.  Closing arguments were presented by all parties during 2009.  We are awaiting the courts decision.  At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred. Ecopetrol is claiming damages of approximately $5.1 million.

We have several other lawsuits and claims pending for which we currently cannot determine the ultimate result. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Reserved

End of Item 4

Executive Officers of the Registrant

     Set forth below is information regarding our executive officers as of February 25, 2010.

Name	Age	Position
Dana Coffield	51	President and Chief Executive Officer; Director
Martin H. Eden	62	Chief Financial Officer
Shane O’Leary	53	Chief Operating Officer
Rafael Orunesu	54	President and General Manager Gran Tierra Energy Argentina
Julian Garcia	51	President and General Manager Gran Tierra Energy Colombia
Julio Cesar Moreira	48	President and General Manager Gran Tierra Energy Brasil

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

Martin H. Eden, Chief Financial Officer. Mr. Eden joined our company as Chief Financial Officer on January 2, 2007. He has over 27 years experience in accounting and finance in the energy industry in Canada and overseas. He was Chief Financial Officer of Artumas Group Inc., a publicly listed Canadian oil and gas company from April 2005 to December 2006 and was a director from June to October, 2006. He has been president of Eden and Associates Ltd., a financial consulting firm, from January 1999 to present. From October 2004 to March 2005 he was the Chief Financial Officer of Chariot Energy Inc., a Canadian private oil and gas company. From January 2004 to September 2004, he was the Chief Financial Officer of Assure Energy Inc., a publicly traded oil and gas company listed in the United States. From January 2001 to December 2002, he was Chief Financial Officer of Geodyne Energy Inc., a publicly listed Canadian oil and gas company. From 1997 to 2000, he was Controller and subsequently Chief Financial Officer of Kyrgoil Corporation, a publicly listed Canadian oil and gas company with operations in Central Asia. He spent nine years with Nexen Inc. (1986-1996), including three years as Finance Manager for Nexen’s Yemen operations and six years in Nexen’s financial reporting and special projects areas in its Canadian head office. Mr. Eden has worked in public practice, including two years as an audit manager for Coopers & Lybrand in East Africa. He is currently a director of Touchstone Oil and Gas Ltd., a private company.  Mr. Eden holds a Bachelor of Science degree in Economics from Birmingham University, England, a Masters of Business Administration from Henley Management College/Brunel University, England, and is a member of the Institute of Chartered Accountants of Alberta and the Institute of Chartered Accountants in England and Wales.

Shane P. O’Leary, Chief Operating Officer.  Mr. O’Leary joined the company as Chief Operating Officer effective March 2, 2009. Mr. O’Leary’s regional experience includes South America, North Africa, the Middle East, the former Soviet Union, and North America.

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

Rafael Orunesu, President and General Manager Gran Tierra Argentina. Mr. Orunesu joined Gran Tierra in March 2005. He brings a mix of operations management, project evaluation, production geology, reservoir and production engineering skills to Gran Tierra, with a South American focus. He was most recently Engineering Manager for Pluspetrol Peru, from 1997 through 2004, responsible for planning and development operations in the Peruvian North jungle. He participated in numerous evaluation and asset purchase and sale transactions covering Latin America and North Africa, incorporating 200,000,000 barrels of oil over a five-year period. Mr. Orunesu was previously with Pluspetrol Argentina from 1990 to 1996 where he managed the technical/economic evaluation of several oil fields. He began his career with YPF, initially as a geologist in the Austral Basin of Argentina and eventually as Chief of Exploitation Geology and Engineering for the Catriel Field in the Nuequén Basin, where he was responsible for drilling programs, workovers and secondary recovery projects.

Mr. Orunesu has a postgraduate degree in Reservoir Engineering and Exploitation Geology from Universidad Nacional de Buenos Aires and a degree in Geology from Universidad Nacional de la Plata, Argentina.

Julian Garcia, President and General Manager Gran Tierra Energy Colombia. Mr. Garcia joined our company as President and General Manager Gran Tierra Energy Colombia in December 2009.  Mr. Garcia has more than 25 years of petroleum industry experience in Colombia and internationally. He has extensive experience in all aspects of the petroleum industry, including exploration and production operations, commercial, finance, project management and strategic leadership. He has held a range of progressively senior positions, technical and financial, at companies including Ecopetrol, BP, and the National Hydrocarbon Agency, where he was Technical Director. Most recently, Julian was General Manager for Emerald Energy Plc Colombia, where the company grew reserves 10-fold in less than five years. Mr. Garcia holds a Bachelors of Civil Engineering and a Masters in Economics from Universidad de Los Andes, a Masters in Civil Engineering from Colorado State University USA, and a Masters of Business Administration from the University of Birmingham UK.

Julio Moreira, President Gran Tierra Energy Brasil. Mr. Moreira joined our company as President, Gran Tierra Brazil in September 2009.  Mr. Moreira has over 25 years of experience working for international companies in Brazil in senior business development positions. Most recently, he was Managing Director for IBV Petroleo Ltda from September 2008 to August 2009, and Brazil Country Manager for EnCana Corporation from December 2001 to September 2008, where he was instrumental in capturing assets which were later sold for a combined value of over $500 million. Mr. Moreira holds an Information Technology degree from Universidade Federal Fluminense in Rio de Janeiro, and a graduate degree in Marketing from Rio Catholic University. In addition, he has attended Executive Management programs in Oil and Gas at Thunderbird (USA) and the Ivey Business School at the University of Western Ontario (Canada).

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was first cleared for quotation on the OTC bulletin board on November 11, 2005 and traded from that time under the symbol “GTRE.OB.”, until April 8, 2008 when our common stock began trading on the NYSE Amex (formerly American Stock Exchange) under the symbol “GTE”. On February 19, 2008, our common stock was listed on the TSX and is trading under the symbol “GTE”.  On November 17, 2008, exchangeable shares in one of our subsidiaries, Gran Tierra Exchangeco, were listed on the TSX and are trading under the symbol “GTX”.

As of February 22, 2010 there were approximately:  66 holders of record of shares of our common stock and 227,414,754 shares outstanding with $0.001 par value; and one share of Special A Voting Stock, $0.001 par value representing approximately 13 holders of record of 8,642,857 exchangeable shares which may be exchanged on a 1-for-1 basis into shares of our Common Stock; and  one share of Special B Voting Stock, $0.001 par value,  representing 7 holders of record of 12,581,523 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into shares of our common stock.

On February 22, 2010, the last reported sales price of our shares on the NYSE Amex was $5.47. For the periods indicated from January 1, 2008 to April 8, 2008, the following table sets forth the high and low closing bid prices per share of our common stock, which prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.  For the periods indicated from April 8, 2008 through the end of the fourth quarter of 2009, the following table shows the high and low closing sale prices per share of our common stock as reported on the NYSE Amex (formerly American Stock Exchange).

	High	Low
Fourth Quarter 2009	$6.00	$3.99
Third Quarter 2009	$4.26	$2.92
Second Quarter 2009	$3.51	$2.31
First Quarter 2009	$3.50	$2.06
Fourth Quarter 2008	$3.69	$1.89
Third Quarter 2008	$7.93	$3.17
Second Quarter 2008	$8.25	$3.36
First Quarter 2008	$4.22	$2.50

Dividend Policy

We have never declared or paid dividends on the shares of common stock and we intend to retain future earnings, if any, to support the development of the business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. Under the terms of our credit facility we cannot pay any dividends if we are in default under the facility, and if we are not in default then are required to obtain bank approval for any dividend payments made by us exceeding $2 million in any fiscal year.

Unregistered Sales of Equity Securities

On fourteen separate dates beginning on October 1, 2009 and ending on December 31, 2009, we sold an aggregate of 871,977 shares of our common stock for an aggregate purchase price of $956,321.05. These shares were issued to four holders of warrants to purchase shares of our common stock upon exercise of the warrants. The shares were issued to these holders in reliance on Section 4(2) under the Securities Act, in that they were issued to the purchasers of the warrants, who had represented that they were accredited investors as defined in Regulation D under the Securities Act.

Performance Graph

	11/05	12/05	12/06	12/07	12/08	12/09

Gran Tierra Energy Inc	100.00	184.00	79.33	174.67	186.67	382.00
Russell Small Cap Completeness	100.00	105.03	120.66	126.52	77.20	106.29
Dow Jones US Exploration & Production TSM	100.00	104.56	109.88	154.15	90.91	128.65

The Dow Jones US Exploration and Production TSM was previously named the DJ Wilshire Exploration and Production.

Item 6. Selected Financial Data

(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Period Ended December 31,
	2009	2008	2007	2006	2005 (1)
Statement of Operations Data
Revenues and other income
Oil and natural gas sales	$262,629	$112,805	$31,853	$11,721	$1,059
Interest	1,087	1,224	425	352	-
Total revenues and other income	263,716	114,029	32,278	12,073	1,059
Expenses
Operating	40,784	19,218	10,474	4,233	395
Depletion, depreciation and accretion	135,863	25,737	9,415	4,088	462
General and administrative	28,787	18,593	10,232	6,999	2,482
Liquidated damages	-	-	7,367	1,528	-
Derivative financial instruments (gain) loss	190	(193)	3,040	-	-
Foreign exchange (gain) loss	19,797	6,235	(78)	371	(31)
Total expenses	225,421	69,590	40,450	17,219	3,308

Income (loss) before income taxes	38,295	44,439	(8,172)	(5,146)	(2,249)
Income tax (expense) recovery	(24,354)	(20,944)	(295)	(678)	29

Net income (loss)	$13,941	$23,495	$(8,467)	$(5,824)	$(2,220)

Net income (loss) per common share — basic	$0.06	$0.19	$(0.09)	$(0.08)	$(0.16)
Net income (loss) per common share — diluted	$0.05	$0.16	$(0.09)	$(0.08)	$(0.16)

	As at December 31,	As at December 31,	As at December 31,	As at December 31,	As at December 31,
Balance Sheet Data	2009	2008	2007	2006	2005

Cash and cash equivalents	$270,786	$176,754	$18,189	$24,101	$2,221
Working capital (including cash)	215,161	132,807	8,058	14,541	2,765
Oil and gas properties	709,568	765,050	63,202	56,093	7,887
Deferred tax asset - long term	7,218	10,131	1,839	444	29
Total assets	1,143,808	1,072,625	112,797	105,537	12,371
Deferred tax liability and deferred remittance tax - long term	217,528	214,210	10,567	9,876	-
Other long-term liabilities	4,258	4,251	1,986	634	68
Shareholders’ equity	$816,426	$791,926	$76,792	$76,195	$11,039

(1) 2005 Selected Financial Data is for the period from incorporation on January 26, 2005 to December 31, 2005.

We made our initial acquisition of oil and gas producing and non-producing properties in Argentina in September 2005 for a total purchase price of approximately $7 million. Prior to that time we had no revenues. In June 2006, we acquired Argosy’s assets in Colombia for consideration of $37.5 million cash, 870,647 shares of our common stock and overriding and net profit interests in certain assets valued at $1 million.  In November 2008, we acquired Solana for $671.8 million through the issuance to Solana stockholders of either shares of our common stock or shares of common stock of a subsidiary of Gran Tierra.

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

Overview

We are an independent international energy company incorporated in the United States and engaged in oil and natural gas acquisition, exploration, development and production. We are headquartered in Calgary, Alberta, Canada and operate in South America in Colombia, Argentina and Peru, and have a business development office in Brazil.

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

Effective November 14, 2008, we completed the acquisition of Solana Resources Limited (“Solana”), an international resource company engaged in the acquisition, exploration, development and production of oil and natural gas in Colombia and incorporated in Alberta, Canada. At the date of acquisition, Solana held various working interests in nine blocks in Colombia including a 50% working interest in the Chaza Block, which includes the Costayaco field, and a 35% working interest in the Guayuyaco Block, which includes the Juanambu field.

During the third quarter of 2009, we opened a business development office in Rio de Janeiro, Brazil.

The oil and gas industry has been adversely impacted by the downturn in the global economy and the decline in average crude oil prices during 2009 as compared to 2008. Although our revenue has been negatively affected by these lower oil prices, our increase in production has more than offset the impact of these adverse market conditions. We believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations and cash on hand, barring unforeseen events. We also have the ability to defer or cancel portions of our capital expenditure program should our operating cash flows decline as a result of reductions in crude oil prices.

Business Strategy

Our plan is to continue to build an international oil and gas company through acquisition and exploitation of under-developed prospective oil and gas assets, and to develop these assets with exploration and development drilling to grow commercial reserves and production. Our initial focus is in select countries in South America, currently Colombia, Argentina, Peru and Brazil; other regions will be considered for future growth should those regions make strategic and commercial sense in creating additional value.

We have applied a two-stage approach to growth, initially establishing a base of production, development and exploration assets by selective acquisitions, and secondly achieving growth through drilling. We intend to duplicate this business model in other areas as opportunities arise. We pursue opportunities in countries with proven petroleum systems; attractive royalty, taxation and other fiscal terms; and stable legal systems. In the petroleum industry, geologic settings with proven petroleum source rocks, migration pathways, reservoir rocks and traps are referred to as petroleum systems.

Financial and Operational Highlights (1)

	Year Ended December 31,
	2009	% Change	2008	% Change	2007

Estimated Proved Oil and Gas Reserves, net of royalties - Millions of Barrels of Oil Equivalent	22.4	15	19.4	203	6.4

Production - Barrels of Oil Equivalent per Day	12,684	248	3,635	143	1,495

Prices Realized - Per Barrel of Oil Equivalent	$56.73	(33)	$84.78	45	$58.39

Revenue and Other Income ($000's)	$263,716	131	$114,029	253	$32,278

Net Income (Loss) ($000's)	$13,941	(41)	$23,495	377	$(8,467)

Net Income (Loss) Per Share - Basic	$0.06	(68)	$0.19	311	$(0.09)

Net Income (Loss) Per Share - Diluted	$0.05	(69)	$0.16	278	$(0.09)

Capital Expenditures ($000's)	$88,124	89	$46,728	181	$16,625

	As at December 31,
	2009	% Change	2008	% Change	2007

Cash & Cash Equivalents ($000's)	$270,786	53	$176,754	872	$18,189

Working Capital (including cash & cash equivalents) ($000's)	$215,161	62	$132,807	1,548	$8,058

Property, Plant & Equipment ($000's)	$712,743	(7)	$767,552	1,101	$63,918

(1) The Financial and Operating Highlights include the operations of Solana subsequent to our acquisition of Solana on November 14, 2008.

Financial Highlights for Year Ended December 31, 2009

•
In 2009, production of crude oil (net after royalty and inventory adjustments) averaged 12,684 barrels of oil per day (“BOPD”), an increase of 248% over 2008, due mainly to production from the new development wells in the Costayaco field in the Chaza Block in Colombia where Gran Tierra has a 100% working interest subsequent to the acquisition of Solana. During the year, our production was disrupted for 56 days from damage to the Trans Andean Pipeline and a general strike at the beginning of January.

•	Revenue and other income increased by 131% from 2008 due to increased production partially offset by lower oil prices.

•
A foreign exchange loss of $19.8 million, of which $19.5 million is an unrealized non-cash foreign exchange loss, was recorded in 2009 primarily due to the translation of a deferred tax liability recorded on the purchase of Solana. The deferred tax liability is denominated in Colombian pesos and the devaluation of 9% in the U.S. dollar against the Colombian Peso in 2009 resulted in the foreign exchange loss.

•
Oil and gas property expenditures for 2009 include further development drilling in the Costayaco field, including Costayaco – 6, Costayaco – 7, Costayaco – 8, Costayaco – 9 and Costayaco – 10, facility construction in Costayaco, the drilling of the Puinaves – 2 exploration well in the Guachiria Norte Block, the drilling of the Dantayaco – 1 exploration well in the Chaza Block, and acquisition of 2D or 3D seismic in the Guachiria, Garibay, Rio Magdelena, Chaza, and San Pablo blocks, all in Colombia.

•
Our cash position of $270.8 million (excluding restricted cash) at December 31, 2009 increased from $176.8 million at December 31, 2008 as a result of increased cash provided by operating activities, partially offset by capital expenditures.

•
Working capital (including cash & cash equivalents) was $215.2 million at December 31, 2009, which is an $82.4 million increase from December 31, 2008, due mainly to increased cash as at December 31, 2009 compared to December 31, 2008.

•
Property, plant & equipment as at December 31, 2009 was $712.7 million, a decrease from December 31, 2008, primarily as a result of increased depletion, depreciation and accretion (“DD&A”), partially offset by capital additions. DD&A for 2009 included a $1.9 million ceiling test impairment loss in our Argentina cost center.

Operational Highlights for the Year Ended December 31, 2009

•
Costayaco Field Oil Production Milestones

At the end of August 2009, we reached our daily gross production plateau target for the Costayaco field in Colombia. In addition, production from the Costayaco field reached five million cumulative barrels of gross oil production on September 10, 2009 triggering additional government royalties.

•
Successful Production Testing of Costayaco – 8, Costayaco – 9 and Costayaco – 10

In June 2009, we completed logging operations and initiated production testing of Costayaco – 8. Testing of Costayaco – 8 was completed in early July and the well came on production later in the month. In September 2009, we completed logging operations and production testing of Costayaco – 9. Testing of Costayaco – 9 was completed in early September and the well was tied in and put on production later in the month. In December 2009, we completed logging operations and production testing of Costayaco – 10; the well was tied in and put on production at the beginning of January 2010. Costayaco – 6 and – 7 were tested and suspended.

•
Successful Production Testing of Valle Morado Well in Argentina

In November 2009, we commenced an extended production test on the VM.x-1001 discovery well in the Valle Morado Field in Argentina. The well was tested at approximately 7 million standard cubic feet per day (“MMSCF/day”) of natural gas with approximately 3,500 barrels of water per day; the estimated wellhead flowing pressure was 2,550 pounds per square inch (“psi”). We have a gas sales contract to sell up to 6 MMSCF/day of gas at $2.90 per million British Thermal Units (“MMbtu”) until the commencement of a planned workover for the well in July 2010.

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

•	Property Divestment In April 2009, we closed the sale of our interests in the Guachiria Norte, Guachiria, and Guachiria Sur blocks in Colombia for net proceeds of $6.3 million.

•
Environmental Impact Assessments Submitted to Peruvian Government

The seismic and stratigraphic drilling environmental impact assessments were submitted to the Peruvian Government in April 2009 for Block 128, and in June 2009 for Block 122. Consultations with communities in the region have concluded.

Consolidated Results of Operations

	Year Ended December 31,
Consolidated Results of Operations (1)	2009	% Change	2008	% Change	2007
(Thousands of U.S. Dollars)
Oil and natural gas sales	$262,629	133	$112,805	254	$31,853
Interest	1,087	(11)	1,224	188	425
	263,716	131	114,029	253	32,278

Operating expenses	40,784	112	19,218	83	10,474
Depletion, depreciation and accretion	135,863	428	25,737	173	9,415
General and administrative expenses	28,787	55	18,593	82	10,232
Foreign exchange (gain) loss	19,797	218	6,235	(8,094)	(78)
Other	190	198	(193)	(102)	10,407
	225,421	224	69,590	72	40,450

Income (loss) before income taxes	38,295	(14)	44,439	(644)	(8,172)
Income tax expense	(24,354)	16	(20,944)	7,000	(295)
Net income (loss)	$13,941	(41)	$23,495	(377)	$(8,467)

Production, Net of Royalties

Oil and NGL's ("bbl") (2)	4,621,546	248	1,328,145	145	541,069
Natural gas ("mcf") (2)	49,028	237	14,559	(45)	26,631
Total production ("boe") (2) (3)	4,629,717	248	1,330,572	144	545,508

Average Prices

Oil and NGL's ("per bbl")	$56.79	(33)	$84.89	44	$58.79
Natural gas ("per mcf")	$3.93	(20)	$4.93	192	$1.69

Consolidated Results of Operations ("per boe")

Oil and natural gas sales	$56.73	(33)	$84.78	45	$58.39
Interest	0.23	(75)	0.92	18	0.78
	56.96	(34)	85.70	45	59.17

Operating expenses	8.81	(39)	14.44	(25)	19.20
Depletion, depreciation and accretion	29.35	52	19.34	12	17.26
General and administrative expenses	6.22	(55)	13.97	(26)	18.76
Foreign exchange (gain) loss	4.28	(9)	4.69	3,450	(0.14)
Other	0.04	127	(0.15)	(101)	19.08
	48.70	(7)	52.29	(29)	74.16

Income (loss) before income taxes	8.26	(75)	33.41	(323)	(14.99)
Income tax expenses	(5.26)	(67)	(15.74)	2,815	(0.54)
Net income (loss)	$3.00	(83)	$17.67	214	$(15.53)

(1) Consolidated results of operations include the operations of Solana subsequent to our acquisition of Solana on November 14, 2008.
(2) Gas volumes are converted to barrel of oil equivalent (“boe”) at the rate of six thousand cubic feet (“mcf”) of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. Gran Tierra changed from the conversion of gas volumes to boe at a rate of 20 mcf of gas per barrel of oil to provide volume information consistent with standard industry practice and to reflect natural gas’s relative energy content to a barrel of oil. As a result, the 2008 and 2007 boe volumes presented have increased by 1,699 boe and 3,107 boe, respectively, from those volumes previously disclosed. Natural gas liquids (“NGL”) volumes are converted to boe on a one-to-one basis with oil.
(3) Production represents production volumes adjusted for inventory changes.

Consolidated Results of Operations for the Year Ended December 31, 2009 Compared to the Results for the Year Ended December 31, 2008

As a result of the Solana acquisition, we increased our working interest to 100% in the Costayaco field and 70% in the Juanambu field, in Colombia, which resulted in increased production, revenue, operating costs, and DD&A in 2009.

Net income of $13.9 million, or $0.06 per share basic and $0.05 per share diluted, was recorded in 2009 compared to $23.5 million, or $0.19 per share basic and $0.16 per share diluted, in 2008. A foreign exchange loss of $19.8 million, of which $19.5 million is an unrealized non-cash foreign exchange loss, an increase of $110.1 million in DD&A to $135.9 million, higher operating and general and administrative expenses, and increased income tax expense, more than offset the higher oil revenues in 2009.

Revenue and interest increased 131% to $263.7 million in 2009 compared to $114.0 million in 2008. This was due to an increase of 248% in crude oil production partially offset by a 33% decrease in crude oil prices.

Crude oil and NGL production, net after royalties, in 2009 increased to 4.6 million barrels compared to 1.3 million barrels in 2008, due mainly to increased production from our Colombia operations. Average realized crude oil prices for 2009 decreased to $56.79 per barrel from $84.89 per barrel in 2008, reflecting lower West Texas Intermediate (“WTI”) oil prices.

Operating expenses for 2009 amounted to $40.8 million, a 112% increase from the prior year. The increase in operating expenses is due to expanded operations and increased production levels in Colombia. However, operating expenses on a boe basis in 2009 were $8.81 per boe, a 39% decline from 2008 reflecting a reduction in fixed costs per barrel due to production increases at Costayaco.

DD&A expense for 2009 increased to $135.9 million compared to $25.7 million in 2008. Increased production levels, as well as amortization expense of $102.5 million in 2009 ($6.9 million in 2008) related to the fair value of property, plant and equipment recorded on the acquisition of Solana, accounted for the increases. On a boe basis, DD&A in 2009 was $29.35 compared to $19.34 for 2008. This 52% increase was primarily due to the significant additions to the proved depletable cost base resulting from the Solana acquisition partially offset by higher proved reserves in Colombia. DD&A for 2009 included a $1.9 million ceiling test impairment loss in our Argentina cost center. This impairment loss resulted from higher estimated future operating costs to produce remaining reserves.

General and administrative (“G&A”) expenses of $28.8 million for 2009 was 55% higher than 2008 due to increased employee related costs reflecting the expanded operations in Colombia. However, due to higher production in 2009, G&A expenses per boe decreased 55% to $6.22 per boe compared to $13.97 per boe for 2008.

The foreign exchange loss of $19.8 million for 2009, of which $19.5 million is an unrealized non-cash foreign exchange loss, compares to $6.2 million recorded in 2008. These losses primarily represent foreign exchange losses resulting from the translation of a deferred tax liability recorded on the purchase of Solana. This deferred tax liability, a monetary liability, is denominated in the local currency of Colombia and as a result, foreign exchange gains and losses have been calculated on conversion to the U.S. dollar functional currency.

Income tax expense for 2009 amounted to $24.4 million compared to $20.9 million recorded in 2008. This represents an increase of 16% in annual income tax expense, primarily due to an increase in foreign currency translation losses that are neither taxable nor deductible for tax purposes in each of the respective jurisdictions. The increase in the 2009 effective tax rate to 64% from 47% in 2008 is primarily due to the increase in the valuation allowance associated with increased losses in our U.S., Canadian and Peru business units. The variance from the 35% U.S. statutory rate for 2009 results from an increase in the valuation allowances as described above, and the recapture of enhanced tax depreciation incentive in Colombia, due to a disposal of assets during the year, offset by enhanced tax depreciation taken on oil and gas capital expenditures. The variance from the 35% U.S. statutory rate for 2008 is primarily attributable to recognition of previously unrecognized foreign tax credits, foreign currency translation fluctuations that are not taxable or deductible in the related foreign jurisdictions, and valuation allowances taken on losses incurred in the U.S., Canada, and Peru.

Consolidated Results of Operations for the Year Ended December 31, 2008 Compared to the Results for the Year Ended December 31, 2007

In 2008, a 145% increase in crude oil production and a 45% increase in realized prices of crude oil were the major contributing factors to net income of $23.5 million compared to a net loss of $8.5 million recorded in 2007.

Our revenue and interest increased 253% to $114.0 million in 2008 compared to 2007 due to increased production and higher crude oil prices. Crude oil and NGL production in 2008 increased to 1,328,145 barrels compared to 541,069 barrels in 2007 due to the inclusion of a full year of production from the Costayaco and Juanambu fields in Colombia. These fields were discovered in 2007 and the discovery wells came on production during the second half of 2007. In 2008, we drilled and completed four development wells at Costayaco and these wells were put on production during the course of the year. Average realized crude oil prices increased to $84.89 per barrel from $58.79 per barrel in 2007 reflecting the high WTI oil prices experienced during the first three quarters of 2008. Solana properties also contributed to the overall production levels since acquisition.

Operating expenses for 2008 amounted to $19.2 million, an 83% increase from the prior year. The increase was primarily due to the increased production in Colombia as well as the addition of the post-acquisition operating expenses of Solana which amounted to $3.6 million. However, in 2008, the new fields in Colombia with high production wells and lower operating expenses resulted in operating expenses of $14.44 per boe, a 25% decline from 2007.

In 2008, higher production levels as well as the amortization of $6.9 million related to the recording of Solana’s property, plant and equipment at fair value resulted in a 173% increase in DD&A to $25.7 million. A 12% increase in the average depletion rate to $19.34 per boe in 2008 was primarily due to the significant additions to the proved depletable cost base partially offset by higher proved reserves in Colombia.

G&A expenses of $18.6 million for 2008 was 82% higher than 2007 due to increased salaries and benefits and stock-based compensation of $5.5 million mainly as a result of the expanded operations in Colombia and the 2008 option grants, as well as higher corporate stewardship costs including Sarbanes-Oxley compliance requirements and ongoing expenses related to securities registration.

The foreign exchange loss of $6.2 million for 2008 compares to a $78,000 foreign exchange gain recorded in 2007. The losses in 2008 primarily represent foreign exchange losses resulting from the translation of a deferred tax liability recorded on the purchase of Solana. This deferred tax liability, a monetary liability, is denominated in the local currency of Colombia and as a result, foreign exchange gains and losses have been calculated on conversion to the U.S. dollar functional currency.

Other expenses in 2008 represent a derivative financial instruments gain of $0.2 million from the costless collar financial derivative contract for crude oil prices entered into pursuant to the terms and conditions of Gran Tierra’s credit facility. Other expenses in 2007 comprised mainly liquidated damages of $7.4 million and financial derivatives losses of $3.0 million. Liquidated damages represented damages payable to stockholders as a result of certain registration statements not becoming effective within the periods specified in the share registration rights agreements for the underlying securities. There were no liquidated damages in 2008.

Income tax expense for 2008 amounted to $20.9 million compared to $0.3 million recorded in 2007. The increase resulted primarily from the Colombian operations which generated net income before taxes of $58.5 million in 2008 compared to $11.5 million recorded in 2007. We used additional Colombian tax deductions associated with capital investment in producing oil and natural gas properties to decrease our current income tax otherwise payable by approximately $3.8 million. The tax expense related to our Colombian operating segment was $22.1 million, offset by a recovery of $1.1 million for our Argentina segment.

Estimated Oil and Gas Reserves

Estimated proved oil reserves, net of royalties, as of December 31, 2009, were 22.1 million barrels, a 15% increase from the estimated proved reserves as at December 31, 2008. The increase resulted from our successful development drilling program in Colombia which led to conversion of probable reserves to proved and which more than offset 2009 production of oil. Estimated probable and possible oil reserves, net of royalties, as of December 31, 2009, were 5.8 million barrels and 11.5 million barrels, respectively.

Estimated proved gas reserves, net of royalties, as of December 31, 2009, were 1.9 billion cubic feet (“bcf”), a 61% increase from the estimated proved reserves as at December 31, 2008. The increase resulted from our successful testing of the VM.x-1001 discovery well in the Valle Morado Field in Argentina. Estimated probable and possible gas reserves, net of royalties, as of December 31, 2009, were 1.7 bcf and 34.5 bcf, respectively.

The estimated proved reserves as at December 31, 2008 of 19.4 million barrels, increased by 203% compared with 2007 year-end reserve levels. The increase resulted from our successful development drilling program in Colombia which led to the discoveries in Costayaco and Juanambu fields and the addition of crude oil reserves associated with the acquisition of Solana. The new discoveries in Colombia contributed approximately 5.3 million barrels of oil to our reserve base and the acquisition of Solana contributed approximately 9.0 million barrels.

Segmented Results of Operations

Our operations are carried out in Colombia, Argentina, Peru, and Brazil, and we are headquartered in Calgary, Alberta, Canada. Our reportable segments include Colombia, Argentina and Corporate with the latter including the results of our initial activities in Peru and Brazil. In 2009, Colombia generated 94.5% of our revenue and other income and reflects the operations of Solana subsequent to the acquisition of Solana on November 14, 2008.

Segmented Results – Colombia

	Year Ended December 31,
Segmented Results of Operations – Colombia (1)	2009	% Change	2008	% Change	2007
(Thousands of U.S. Dollars)
Oil and natural gas sales	$248,834	141	$103,202	335	$23,749
Interest	466	(53)	995	348	222
	249,300	139	104,197	335	23,971

Operating expenses	33,091	173	12,117	196	4,097
Depletion, depreciation and accretion	127,213	473	22,199	224	6,850
General and administrative expenses	13,011	173	4,769	181	1,696
Foreign exchange (gain) loss	20,158	204	6,622	4,345	(156)
	193,473	323	45,707	266	12,487

Segment income before income taxes	$55,827	(5)	$58,490	409	$11,484

Production, Net of Royalties

Oil and NGL's ("bbl") (2)	4,284,230	295	1,085,198	226	333,157
Natural gas ("mcf") (2)	49,028	237	14,559	-	-
Total production ("boe") (2) (3)	4,292,401	295	1,087,625	226	333,157

Average Prices

Oil and NGL's ("per bbl")	$58.04	(39)	$95.04	33	$71.28
Natural gas ("per mcf")	$3.93	(20)	$4.93	-	$-

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$57.97	(39)	$94.89	33	$71.28
Interest	0.11	(88)	0.91	36	0.67
	58.08	(39)	95.80	33	71.95

Operating expenses	7.71	(31)	11.14	(9)	12.30
Depletion, depreciation and accretion	29.64	45	20.41	(1)	20.56
General and administrative expenses	3.03	(31)	4.38	(14)	5.09
Foreign exchange (gain) loss	4.70	(23)	6.09	1,396	(0.47)
	45.08	7	42.02	12	37.48

Segment income before income taxes	$13.00	(76)	$53.78	56	$34.47

(1)	Segmented results of operations for Colombia include the operations of Solana subsequent to our acquisition of Solana on November 14, 2008.

(2)
Gas volumes are converted to barrel of oil equivalent (“boe”) at the rate of six mcf of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. Gran Tierra changed from the conversion of gas volumes to boe at a rate of 20 mcf of gas per barrel of oil to provide volume information consistent with standard industry practice and to reflect natural gas’s relative energy content to a barrel of oil. As a result, the 2008 boe volumes presented have increased by 1,699 boe from those volumes previously disclosed. Natural gas liquids (“NGL”) volumes are converted to boe on a one-to-one basis with oil.

(3)	Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Colombia for the Year Ended December 31, 2009 Compared to the Results for the Year Ended December 31, 2008

For the year ended December 31, 2009, income before income taxes from Colombia amounted to $55.8 million compared to income before taxes of $58.5 million recorded in 2008. An increase in production revenue was more than offset by increased expenses including a $13.5 million increase in foreign exchange loss to $20.2 million, of which $19.3 million is an unrealized non-cash foreign exchange loss, primarily due to the translation of deferred taxes. Also, a $105.0 million increase in DD&A, primarily a result of the amortization of the fair value of Solana’s property, plant and equipment recorded upon our acquisition of Solana, partially offset the increase in production revenue. Higher operating expenses due to increased Colombian production and increased general and administrative expenses from expanded activities also contributed to a reduction in income before income taxes.

For the year ended December 31, 2009, production of crude oil and NGLs, net after royalties, increased by 295% to 4.3 million barrels compared to 1.1 million barrels in 2008. The incremental production volumes from Solana properties for the year ended December 31, 2009 were 2.2 million barrels of oil, compared to 69,747 barrels of oil in 2008. These production levels are after government royalties ranging from 8% to 22.5% and third party royalties of 2% to 10%.

Gran Tierra’s Colombian operating results for the year ended December 31, 2009 are principally impacted by the inclusion of production from three new development wells in the Costayaco field, including Solana’s 50% share of production from Costayaco, and Solana’s 35% share of production from Juanambu – 1 in the Guayuyaco Block. In 2008, Colombia production included production from Costayaco – 1, 2, 3, 4, 5, and Juanambu – 1 along with production from the Santana Block.

Our production in 2009 and 2008 was impacted by political and economic factors in Colombia. In the second and third quarter of 2009, and the first and second quarter of 2008, sections of the Ecopetrol operated Trans Andean Pipeline were damaged, which temporarily reduced our deliveries to Ecopetrol. On November 24, 2008, we temporarily suspended production operations in the Costayaco and Juanambu oil fields. This was as a result of a declaration of a state of emergency and force majeure by Ecopetrol, due to a general strike in the region where our operations are located. On January 12, 2009, crude oil transportation resumed in southern Colombia as a result of the lifting of the strike at the Orito facilities operated by Ecopetrol.

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

Revenue and interest were negatively impacted by a decline in net realized crude oil prices in 2009 compared to 2008. The average net realized prices for crude oil, which are based on WTI prices, decreased by 39% to $58.04 per barrel for the year ended December 31, 2009 compared to 2008. However, substantially increased production resulted in our revenue and interest from Colombia for the year ended December 31, 2009 increasing by 139% to $249.3 million from 2008.

As a result of achieving gross field production of five million barrels in our Costayaco field during the month of September 2009, Gran Tierra is now subject to an additional government royalty payable. This royalty is calculated on 30% of the field production revenue over an inflation adjusted trigger point. That trigger point for Gran Tierra was $30.22 for 2009. Production revenue for this calculation is based on production volumes net of other government royalty volumes. Average government royalties at Costayaco with gross production of 19,000 BOPD and $70 WTI per barrel are approximately 24.8%, including the additional government royalty of approximately 17.0%. The National Hydrocarbons Agency sliding scale royalty at 19,000 BOPD is approximately 9.4% and this royalty is deductible prior to calculating the additional government royalty.

Operating expenses for the year ended December 31, 2009 increased to $33.1 million from $12.1 million in 2008. The increased operating expenses resulted from the increase in production and the inclusion of the Solana operations acquired on November 14, 2008. However, on a per boe basis, operating expenses for 2009 declined to $7.71 compared to $11.14 incurred in 2008, reflecting the reduction of fixed operating costs per barrel as total production increased.

For 2009, DD&A expense increased to $127.2 million from $22.2 million in 2008. Increased production levels coupled with a higher depletable cost base resulting from the Solana acquisition, partially offset by higher crude oil reserve levels, accounted for the increase in DD&A expense. The incremental DD&A expense recorded as a result of the Solana acquisition was $102.5 million for the year ended December 31, 2009 compared to $6.9 million recorded in 2008. On a per boe basis, the DD&A expense in Colombia increased by 45% to $29.64 for 2009, compared with $20.41 for 2008, due to the higher depletable cost base reflecting the Solana properties recorded at fair value upon acquisition, partially offset by increased proved reserves.

Higher G&A expenses incurred to manage the increased level of development and operating activities, the Solana acquired properties, and increased stock-based compensation expense resulted in G&A expense increasing to $13.0 million for the year ended December 31, 2009 from $4.8 million incurred in 2008. On a per boe basis, G&A expense in 2009 decreased by 31% to $3.03 from $4.38 in 2008, due to higher production.

The foreign exchange loss of $20.2 million for the year ended December 31, 2009 includes an unrealized non-cash foreign exchange loss of $19.3 million which resulted primarily from the translation of a deferred tax liability recognized on the purchase of Solana. This deferred tax liability, a monetary liability, is denominated in the local currency of the Colombian foreign operations and as a result, foreign exchange gains and losses have been calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $99,000 for each one peso decrease in the exchange rate of the Colombian peso to one US dollar.

Segmented Results of Operations – Colombia for the Year Ended December 31, 2008 Compared to the Results for the Year Ended December 31, 2007

For the year ended December 31, 2008, income before income taxes from Colombia amounted to $58.5 million compared to $11.5 million recorded in 2007, primarily the result of  increased production of crude oil and higher net realized prices partially offset by increased operating expenses, DD&A and G&A. On a per barrel basis, the pre-tax income for 2008 was $53.78 versus $34.47 recorded in the prior year.

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

Our production is also impacted by political and economic factors in Colombia. In the first quarter of 2008, sections of one of the Ecopetrol pipelines were damaged, which temporarily reduced our deliveries to Ecopetrol. Ecopetrol was able to restore deliveries within one to two weeks of these incidents.

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

The incremental production volume from Solana properties for the period from the acquisition date of November 14, 2008 to December 31, 2008 was 69,747 barrels of oil and 14,559 mcf of natural gas, and was severely impacted by the general strike affecting the two major producing fields of Costayaco and Juanambu.

Revenue and interest were positively impacted by significantly improved net realized crude oil prices. The average net realized prices for crude oil, which are based on WTI prices, increased by 33% to $95.04 per barrel in 2008. The combination of increased production and higher realized prices resulted in our revenue levels from Colombia in 2008 increasing by 335% to $103.2 million.

Operating expenses increased to $12.1 million in 2008 from $4.1 million in 2007. The increased operating expenses resulted from the increase in production, inclusion of post-acquisition operating expenses of Solana which amounted to $3.6 million and the increased cost associated with trucking oil from Costayaco to our pipeline. However, the increased production resulted in a reduction of operating expenses on a per barrel basis to $11.14 in 2008 compared to $12.30 per barrel incurred in 2007.

For 2008, DD&A increased to $22.2 million from $6.9 million recorded in 2007. Increased production levels coupled with a higher depletable cost base including Solana properties, partially offset by higher reserve levels, accounted for the increase in DD&A. The incremental DD&A recorded as a result of the Solana acquisition was $6.9 million. Although our Colombian proved reserves increased significantly in 2007 and 2008 as a result of our successful exploration and development activities, we also invested much of our 2007 and 2008 capital spending on the Colombian development program. Our acquisition of Solana in the fourth quarter of 2008 further increased our proved reserves and our depletable cost base. Thus, the increase in DD&A was due to the significant increases in the depletable basis for the fair value of the Solana proved reserves acquired and future capital expenditures associated with the development of the undeveloped proved reserves at December 31, 2008. These future capital expenditures were for further development well drilling and related infrastructure costs to deliver the increased production volumes from Costayaco. On a per boe basis, the DD&A in Colombia for 2008 was $20.41, essentially unchanged from 2007 due to the significant increase in proved reserves offsetting the impact of a higher depletable cost pool.

Higher management and administrative expenses incurred to manage the increased level of development and operating activities resulting from the successful 2007 exploration and 2008 development activities resulted in G&A expense increasing to $4.8 million in 2008 from $1.7 million incurred in 2007. On a per boe basis, the G&A expense decreased by 14% to $4.38 for 2008.

Other items in 2008 include a foreign exchange loss of $6.6 million which primarily resulted from the translation of a deferred tax liability recognized on the purchase of Solana. This deferred tax liability, a monetary liability, is denominated in the local currency of the foreign operations and as a result, a foreign exchange loss has been calculated on conversion to the U.S. dollar functional currency.

Capital Program - Colombia

Gran Tierra’s focus for 2009 was to continue with the development of the Costayaco field to increase our production and reserves, in addition to undertaking additional oil exploration efforts to further define the potential of our acreage in Colombia. In support of this strategy, our capital expenditures in Colombia amounted to $81.4 million for the year ended December 31, 2009.

Segmented Capital Expenditures – Colombia		Year Ended December 31,
Block and Activity		2009
(Millions of U.S. Dollars)

Chaza	Drilled and tested Costayaco -6, -7, -8, -9, commenced drilling of Costayaco -10, drilled Dantayaco-1, commenced 2D seismic program, installed facilities and equipment	$53.6
Rio Magdalena	Completion and long term testing of Popa-2 well and 3D 75 kilometers (“km”) seismic program	3.4
Guachiria	Completed acquisition of 115 square kilometers (“km2”) of 3D seismic	1.0
Guachiria Norte	Drilling of the Puinaves -2 exploration well, which was dry	5.8
Guachiria Sur	Completed acquisition of 115 km2 of 3D seismic	3.7
Garibay	Completed acquisition of 110 km2 of 3D seismic	3.4
Azar	Commencement of 2D and 3D seismic programs	2.3
Guayayaco	Juanambu production separator	2.0
Leasehold improvements		1.8
Capitalized G&A and other		4.4

Segmented Capital Expenditures – Colombia		$81.4

For comparison, for the year ended December 31, 2008, we spent $31.7 million on capital projects. Included in this amount was $6.8 million in capital expenditures related to the Solana properties subsequent to the acquisition.

Segmented Capital Expenditures - Colombia		Year Ended December 31,
Block and Activity		2008
(Millions of U.S. Dollars)

Chaza	Drilled and tested Costayaco -2, -3, -4, -5, commenced drilling of Costayaco -6, and facilities and equipment	$17.8
Costayaco pipeline	15 km 8-inch pipeline to connect Costayaco field to existing pipeline infrastructure	4.0
Azar	Acquired 40 km2 of 3D seismic and we performed one well re-entry on the Palmera 1 well, encountering oil	1.3
Guachiria	Drilling Los Aceites-1 and Primavera-1	1.1
Guachiria Norte	Drilled an exploration well, Zafiro-1, in November 2008, which was dry	3.4
Capitalized G&A and other		4.1

Segmented Capital Expenditures – Colombia		$31.7

Due to the high cost to transport oil produced from the Guachiria Blocks in the Llanos Basin, acquired from Solana in Colombia, production was shut in February 2009. In April 2009, Gran Tierra signed an asset purchase and sale agreement with a third party for Gran Tierra's interests in the Guachiria Norte, Guachiria, and Guachiria Sur blocks. Principal terms included consideration of $7.0 million between the third party and Gran Tierra's subsidiary, Solana, comprising an initial cash payment of $4.0 million at closing, followed by 15 monthly installments of $200,000 each beginning June 1, 2009 and extending through August 3, 2010, less settlement of outstanding amounts. The sale closed on April 16, 2009 and Gran Tierra recorded net proceeds of $6.3 million. Gran Tierra retained a 10% overriding royalty interest on the Guachiria Sur block, which, in the event of a discovery, is designed to reimburse 200% of our costs for previously acquired seismic data.

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

We drilled four other exploration wells in 2007 comprising the Laura-1 exploration well in the Talora Block in January 2007, the Caneyes-1 exploration well in the Rio Magdalena Block in February 2007, and the Soyona-1 and Cachapa-1 exploration wells in the Primavera Block in April and March 2007, respectively. These wells were plugged and abandoned. We drilled the Caneyes-1 well at a net cost to us of $1.7 million and the drilling costs for the three other wells were paid by our partners.

During 2007, we incurred costs of $4.9 million on other projects including $1.7 million for completion of a 3-D seismic program in Costayaco to optimize positioning of future drilling locations and $1.2 million related to a 2-D seismic program in the Rio Magdalena block. We also relinquished ownership of the Primavera block and acquired the Putumayo A and B technical evaluation areas.

Segmented Results – Argentina

	Year Ended December 31,
Segmented Results of Operations - Argentina	2009	% Change	2008	% Change	2007
(Thousands of U.S. Dollars)
Oil and natural gas sales	$13,795	44	$9,603	18	$8,104
Interest	127	452	23	53	15
	13,922	45	9,626	19	8,119

Operating expenses	7,537	7	7,027	11	6,327
Depletion, depreciation and accretion	8,339	146	3,390	37	2,477
General and administrative expenses	2,318	13	2,055	21	1,705
Foreign exchange (gain) loss	(42)	(114)	311	266	85
	18,152	42	12,783	21	10,594

Segment loss before income taxes	$(4,230)	34	$(3,157)	28	$(2,475)

Production, Net of Royalties

Oil and NGL's ("bbl") (1)	337,316	39	242,947	17	207,912
Natural gas ("mcf") (2)	-	-	-	(100)	26,631
Total production ("boe") (2) (3)	337,316	39	242,947	14	212,351

Average Prices

Oil and NGL's ("per bbl")	$40.90	3	$39.53	2	$38.76
Natural gas ("per mcf")	$-	-	$-	(100)	$1.69

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$40.90	3	$39.53	4	$38.16
Interest	0.38	322	0.09	29	0.07
	41.28	4	39.62	4	38.23

Operating expenses	22.34	(23)	28.92	(3)	29.80
Depletion, depreciation and accretion	24.72	77	13.95	20	11.66
General and administrative expenses	6.87	(19)	8.46	5	8.03
Foreign exchange (gain) loss	(0.12)	(109)	1.28	220	0.40
	53.81	2	52.61	5	49.89

Segment loss before income taxes	$(12.53)	(4)	$(12.99)	11	$(11.66)

(1) NGL volumes are converted to boe on a one-to-one basis with oil.

(2) Gas volumes are converted to barrel of oil equivalent (“boe”) at the rate of six mcf of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. Gran Tierra changed from the conversion of gas volumes to boe at a rate of 20 mcf of gas per barrel of oil to provide volume information consistent with standard industry practice and to reflect natural gas’s relative energy content to a barrel of oil. As a result, the 2007 boe volumes presented have increased by 3,107 boe from those volumes previously disclosed. Natural gas liquids (“NGL”) volumes are converted to boe on a one-to-one basis with oil.

(3)	Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Argentina for the Year Ended December 31, 2009 Compared to the Results for the Year Ended December 31, 2008 and compared to the Results for the Year Ended December 31, 2007

For the 2009 fiscal year, the pre-tax loss from Argentina was $4.2 million compared to pre-tax losses of $3.2 million and $2.5 million recorded in fiscal years 2008 and 2007, respectively, due to higher production levels offset partially by increased depletion. DD&A for 2009 included a $1.9 million ceiling test impairment loss in our Argentina cost center. This impairment loss resulted from an increase in estimated future operating costs to produce remaining proved reserves.

Crude oil and NGL production, net after 12% royalties, increased 39% to 337,316 barrels in 2009 compared to 242,947 barrels in 2008 and 207,912 barrels in 2007. The increase resulted from the successful completion and testing of the Proa – 1 exploration well in the Surubi block in the third quarter of 2008 with sales commencing in the fourth quarter of that year.

Due to the local regulatory regimes, the price we currently receive for production from our blocks is approximately $45 per barrel. Furthermore, currently all oil and gas producers in Argentina are operating without sales contracts. A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Along with most other oil producers in Argentina we are continuing deliveries to the refineries and are negotiating a price for deliveries made after December 31, 2009. We are working with other oil and gas producers in the area, as well as Refiner S.A., to lobby the federal government for change.

With regulated crude oil prices, the change in our revenues over the three-year period has been reflective of changes in our production levels. Revenues of $13.8 million generated in 2009 compares to $9.6 million in 2008 and $8.1 million in 2007.

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

Operating expenses for the year ended December 31, 2009, increased slightly to $7.5 million ($22.34 per boe) compared to $7.0 million ($28.92 per boe) and $6.3 million ($29.80 per boe), respectively, incurred in 2008 and 2007. Higher production volumes from Proa – 1 in the Surubi block, in the comparative periods, resulted in the significant reductions in the operating costs per boe.

DD&A expense for 2009 was $8.3 million compared to $3.4 million in 2008 and $2.5 million in 2007. On a per boe basis, DD&A for the year ended December 31, 2009 increased to $24.72 from $13.95 and $11.66, respectively, recorded in 2008 and 2007. The impact of higher production levels and lower proved reserves was partially offset by a decreasing proved depletable cost base. This decreasing proved depletable cost base is a result of reduced development expenditures in Argentina. In addition, DD&A for 2009 included a $1.9 million ceiling test impairment loss in our Argentina cost center. This impairment loss resulted from higher forecasted operating costs to produce remaining proved reserves.

Capital Program - Argentina

Capital expenditures in 2009 amounted to $4.5 million mainly related to workovers, facility construction, and the acquisition of seismic.

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

Segmented Results – Corporate

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
Segmented Results of Operations - Corporate
(Thousands of U.S. Dollars)
Interest	$494	140	$206	10	$188

Operating expenses	156	111	74	48	50
Depletion, depreciation and accretion	311	110	148	68	88
General and administrative expenses	13,458	14	11,769	72	6,831
Liquidated damages	-	-	-	(100)	7,367
Derivative financial instruments (gain) loss	190	198	(193)	(106)	3,040
Foreign exchange gain	(319)	(54)	(698)	9,871	(7)
	13,796	24	11,100	(36)	17,369

Segment loss before income taxes	$(13,302)	22	$(10,894)	(37)	$(17,181)

Segmented Results of Operations - Corporate

In addition to the expenditures associated with the maintenance of Gran Tierra’s headquarters in Calgary, Alberta, Canada, and cost of compliance and reporting under the securities regulations, the results of the Corporate Segment include the results of our initial operations in Peru and Brazil.

G&A Expenses

Increased staffing levels to support business development activities and expanded operations as well as higher stock-based compensation expense due to increased stock option grants were the contributing factors to the three-year increase in Corporate G&A. For 2008, the increase in G&A expenses from those recorded in 2007 was also attributable to higher corporate stewardship costs.

Derivative Financial Instruments (Gain) Loss

	Year Ended December 31,
(Thousands of U.S. Dollars)	2009	2008	2007
Realized financial derivative (gain) loss	$(87)	$2,689	$391
Unrealized financial derivative (gain) loss	277	(2,882)	2,649
Derivative financial instruments (gain) loss	$190	$(193)	$3,040

	As at December 31,
Assets (Liabilities)	2009	2008
Derivative financial instruments	$(44)	$233

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

For the year ended December 31, 2009, we recorded a loss of $0.2 million. This compares to a gain of $0.2 million, and a $3.0 million loss from derivative financial instruments, for the years ended December 31, 2008, and 2007, respectively. These gains and losses are based on the effects of changing WTI crude oil price, and forward price curves used to fair value the costless collar at the respective year ends.

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

On June 27, 2007, under the terms of the Registration Rights Agreements, we obtained a sufficient number of consents from the signatories to the agreements waiving our obligation to pay in cash the accrued liquidated damages. We agreed to amend the terms of the warrants issued in the 2006 offering by reducing the exercise price of the warrants from $1.75 to $1.05 and extending the life of the warrants by one year. The amendment to the terms of the warrants was reflected as an increase of $4.2 million in the value of warrants representing the fair value determined using the Black-Scholes option pricing model using inputs similar to those used for the company’s other equity instruments issued. The remaining $4.4 million liquidated damages settled through this warrant modification was recorded to paid-in-capital. Liquidated damages of $8.6 million were expensed in the results of operations of which $1.3 million was recorded in the first quarter of 2006.

Foreign Exchange Loss (Gain)

The foreign exchange loss (gain) results from the translation of foreign currency denominated transactions to U.S. Dollars.

Capital Program – Corporate

The capital expenditures for the Corporate Segment during the year ended December 31, 2009 were $2.2 million.  These expenditures included $1.8 million for Peru on our exploration blocks 122 and 128 for drilling feasibility and geological studies.

The 2008 capital expenditures of $3.3 million for the Corporate Segment included expenditures of $2.8 million for Peru on our exploration blocks 122 and 128. Acquisition of technical data through aeromagnetic-gravity studies began in 2007, and was completed in the first half of 2008, with a total of 20,000 kilometers of data acquired over both blocks.  In 2008, we started Environmental Impact Assessments and the community consultation process on both blocks. These projects were completed in 2009, along with drilling feasibility and geological studies.

In 2007, capital expenditures of $0.7 million were primarily related to Peru and included technical studies of Block 122 and Block 128 and the initiation of an aero magnetic and gravity survey over both blocks. This program commenced in the fourth quarter of 2007 and was completed in 2008.

Fourth Quarter Results

The following table provides an analysis of quarterly financial information (in thousands of dollars except production, per share and per BOE amounts) for the three months ended December 31, 2009 compared to the same period in 2008:

	Three Months Ended December 31,
Selected Quarterly Financial Information	2009	2008
Production - Barrels of Oil Equivalent per Day	14,714	4,094
Per BOE Prices Realized	$70.93	$50.27
Revenue and Other Income	$96,286	$19,727
Expenses	53,106	29,540
Income (Loss) before Income Tax	43,180	(9,813)
Income Tax Expense	12,355	2,881
Net Income (Loss)	30,825	(12,694)
Basic Earnings (Loss) per Share	$0.13	$(0.07)
Diluted Earnings (Loss) per Share	$0.12	$(0.07)

For the three months ended December 31, 2009, Gran Tierra recorded net income of $30.8 million ($0.13 per share basic and $0.12 per share diluted) compared to a loss of $12.7 million (loss of $0.07 per share, basic and diluted) recorded in the same period last year. The fourth quarter 2009 net income was positively impacted by the increase in production and higher crude oil prices, partially offset by the increase in expenses related to expanded operations. Fourth quarter 2008 results were affected by the temporary suspension of production in two major producing fields in Colombia. As a result, incremental revenues contributed by Solana in 2008 were marginal due to the suspension of the production in the fields which represent Solana’s major producing properties.

Revenue and other income for the fourth quarter of 2009 amounted to $96.3 million, an increase of 388% from the same quarter last year. Higher production levels and improved crude oil prices contributed to this significant increase. Production of crude oil increased by 259% to 14,714 barrels per day from 4,094 barrels per day in the last quarter of 2008. The positive effect of this increase in production was offset slightly by the decline in crude oil prices. Average prices per barrel of oil increased by 41% to $70.93 in the fourth quarter of 2009 from $50.27 realized in the same quarter last year. The fourth quarter production levels in 2008 were also adversely impacted by the temporary suspension of production operations in the Costayaco and Juanambu oil fields on November 24, 2008. This was as a result of a declaration of a state of emergency and force majeure by Ecopetrol, due to a general strike in the Putumayo region where our Costayaco field and our Guayuyaco and Santana producing blocks are located.  On January 12, 2009, crude oil transportation resumed in southern Colombia as a result of the lifting of the strike at the Orito facilities operated by Ecopetrol. The suspension also negatively affected the expected incremental contribution of production from Solana’s interest in the Costayaco field.

The increase in expenses between the two quarters was associated with the expanded activities of Gran Tierra as well as the additional Solana expenses recorded subsequent to the acquisition of Solana on November 14, 2008. DD&A expense between the two quarters also increased significantly due to higher production levels and the increased depletion base resulting from recording the fair values of property, plant and equipment acquired from Solana. Furthermore, DD&A for 2009 included a $1.9 million ceiling test impairment loss in our Argentina cost center as previously discussed. The comparative results between the two quarters were also affected by a foreign exchange gain of $12.6 million recorded in the three months ended December 31, 2009 compared with a foreign exchange loss of $8.0 million recorded in the same quarter of the previous year. These foreign exchange gains and losses related to unrealized non-cash foreign exchange gains or losses resulting primarily from the translation to U.S. dollars of a Colombian Pesos denominated deferred tax liability recognized on the purchase of Solana.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $270.8 million compared to $176.8 million at December 31, 2008, and $18.2 million at December 31, 2007. We believe that our cash position, together with positive cash flow from operations and no debt, will provide us with sufficient liquidity to meet our strategic objectives and fund our planned capital program for at least the next 12 months. In accordance with our investment policy, cash balances are invested only in United States or Canadian government backed federal, provincial or state securities with the highest credit ratings and short term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

Gran Tierra believes that it has sufficient available cash and cash flow from operations to cover its expected funding needs on both a short-term and long-term basis. If the need were to arise, Gran Tierra believes that it could access short-term debt markets, to fund its short-term requirements and to ensure near-term liquidity. Gran Tierra regularly monitors the credit and financial markets and, in the future, may take advantage of what it believes are favorable market conditions to issue long-term debt to further improve its liquidity and capital resources. Gran Tierra’s long-term financing strategy is to maintain continuous access to the debt markets to accommodate its long term growth strategy.

Effective February 28, 2007, we entered into a credit facility with Standard Bank Plc. As a result of re-negotiations concluded in August 2009, the maximum amount of the credit facility was increased to $200 million with a $7 million borrowing base that could be re-determined semi-annually based on reserve evaluation reports, but the maturity date was not extended. As a result of Standard Bank Plc’s review of Gran Tierra’s 2008 Independent Reserve Audit, we had the capacity to increase the borrowing base to $120 million under the revised facility; however, this was not pursued further as the additional borrowing base was not required. The facility included a letter of credit sub-limit of $5 million. Amounts drawn down under the facility bear interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum was charged on the un-drawn amount of the borrowing base. The facility is secured primarily by the assets of Gran Tierra Colombia and Solana Petroleum Exploration (Colombia) Ltd. Under the terms of the facility, Gran Tierra is required to maintain and was in compliance with specified financial and operating covenants. Gran Tierra was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As at December 31, 2009, no amount was drawn-down under this facility.

The forgoing facility expired February 22, 2010.  Gran Tierra is negotiating a facility with a major bank to replace the expired facility and we currently intend to have this facility in place by the second quarter of 2010.

Cash Flows

During the year ended December 31, 2009, our cash and cash equivalents increased by $94.0 million as cash inflows from operations of $165.5 million and from financing activities of $4.9 million more than offset cash outflows for investing activities of $76.4 million.

Net cash provided by operating activities was affected by the significant increase in crude oil production partially offset by the decrease in oil prices and increase in receivables related to oil sales. The acquisition of Solana along with the additional production from three new development wells in Colombia contributed to the increased production. This increased oil revenue from higher production volumes and a higher fourth quarter 2009 average oil price received, as compared to the same quarter of the prior year, has resulted in our accounts receivable increasing from the 2008 year end. This has been more than offset by an increase in our accounts payable and accrued liabilities at year end as a result of increased capital investment in oil and gas projects in Colombia. In addition, in December 2008, our operations in Colombia were significantly restricted due to a general strike which reduced our year end accounts receivable.

As previously discussed, the increase in oil and gas property expenditures primarily relate to continued development of our Costayaco field in Colombia and the identification of new exploration prospects in all business units resulting in the increase in cash used for investing activities. Cash provided by financing activities relates to the exercise of outstanding warrants and employee stock options.

For the year ended December 31, 2008, our cash and cash equivalents increased by $158.6 million due to positive cash inflows from operations of $109.7 million, from investing activities of $27.1 million and from financing activities of $21.7 million. Net cash provided by operating activities was positively affected by the significant increases in crude oil production and prices as well as collection of receivables assumed as part of the Solana acquisition and an increase in current income taxes payable related to Gran Tierra’s taxable position in Colombia. Cash inflows from investing activities included $81.9 million assumed on the purchase of Solana, net of acquisition costs, offset by $55.2 million in capital expenditures related to our exploration and development and other oilfield related activities net of the change in the related non-cash working capital. Cash inflows from financing activities of $21.7 million related to the proceeds from the exercise of warrants and stock options.

During the year ended December 31, 2007, our cash and cash equivalents declined by $5.9 million as a positive cash contribution from operations of $8.8 million was more than offset by funds of $16.0 million (net of changes in related non-cash working capital) expended in our capital expenditure program for our drilling and other oilfield activities primarily in Colombia.

Off-Balance Sheet Arrangements

As at December 31, 2009, 2008 and 2007 we had no off-balance sheet arrangements.

Contractual Obligations

Gran Tierra holds three categories of operating leases, namely office, vehicle and housing. We pay monthly costs of $163,167 for office leases, $14,095 for vehicle leases and $6,815 for certain employee accommodation leases in Colombia, Argentina and Peru.

Future lease payments and other contractual obligations at December 31, 2009 are as follows:

	As at December 31, 2009
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$6,464	$2,047	$3,086	$1,331	$-
Software and Telecommunication	1,835	1,209	626	-	-
Drilling, Completion, Facility Construction and Oil Transportation Services	24,985	24,882	103	-	-
Total	$33,284	$28,138	$3,815	$1,331	$-

Contractual commitments have increased $27.0 million from December 31, 2008 as a result of increased operating leases ($1.3 million) increased software and telecommunication contracts ($1.8 million) and entering into more third party facility construction, oil transportation and drilling rig commitment contracts ($23.9 million), mainly in Colombia.

Related Party Transactions

In connection with the Solana acquisition, we acquired additional office space of 4,441 square feet used by Solana as its headquarters in Calgary. The lease payments under the lease are $9,900 per month and operating and other expenses are approximately $4,100 per month.  The lease expires on April 30, 2014. On February 1, 2009, we entered into a sublease for that office space with a company, of which two of Gran Tierra’s directors are shareholders and directors. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $7,800 per month plus approximately $4,000 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary real estate market.

Subsequent Event

On January 20, 2010, Gran Tierra issued 3,572,969 common shares upon the exercise of 3,572,969 warrants issued upon the acquisition of Solana for $7.1 million or $2.01 per share.

Outlook

Business Environment

Our revenues have been negatively impacted by the continuing fluctuations in crude oil prices. Crude oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the downturn in the worldwide economy on oil demand growth. However, based on projected production, prices, costs and our current liquidity position, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations and cash on hand, barring unforeseen events or a further severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, disposition of assets, or issuance of equity.

The credit markets, including the commercial paper markets in the United States, have experienced adverse conditions. Although we have not been materially impacted by these conditions, continuing volatility in the credit markets may increase costs associated with renewing or issuing debt, or affect our, or third parties we seek to do business with, ability to access those markets.

Our future growth and acquisitions may depend on our ability to raise additional funds through equity and debt markets. Determination of the borrowing base under a new credit facility if any, will most likely be dependent on our success in maintaining or increasing oil and gas reserves and on future oil prices. Additional funds will be provided to us if holders of our warrants to purchase common shares decide to exercise the warrants. Should we be required to raise debt or equity financing to fund capital expenditures or other acquisition and development opportunities, such funding may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock to raise capital may be negatively affected. Also, raising funds by issuing stock or other equity securities would further dilute our existing stockholders, and this dilution would be exacerbated by a decline in our stock price. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging of some or all of our assets.

2010 Work Program and Capital Expenditure Program

Gran Tierra’s 2010 work program is intended to create both growth and value in our existing assets through increasing our reserves and production from exploration financed by cash flow, while retaining financial flexibility with a strong cash position and no debt, so that we can be positioned to undertake further development opportunities and to pursue acquisition opportunities. However, actual capital expenditures may vary significantly from our 2010 work program if unexpected events or circumstances occur, such as new opportunities present themselves, or anticipated opportunities do not come to fruition, which may therefore either increase or decrease the amount of capital expenditures we incur in 2010.

Excluding potential exploration success, production in 2010 is expected to range between 14-16,000 BOPD net after royalty.

Gran Tierra has planned a 2010 capital spending program of $195 million for exploration and development activities in Colombia, Peru, Argentina and business development activities in Brazil. Planned capital expenditures in Colombia are $129 million, $41 million in Peru, and $23 million in Argentina.

We expect that our committed and discretionary 2010 capital program can be funded from cash flow from operations and cash on hand.

Outlook – Colombia

The 2010 capital program in Colombia is $129 million.  The majority (64%) of the 2010 capital spending in Colombia is associated with exploration, which includes the drilling of 7 exploration wells plus seismic acquisition programs in 6 blocks to prepare drilling opportunities for 2011. The 2010 exploration drilling program in Colombia includes the following wells:
•	Chaza block: 1 exploration well;
•	Guayuyaco block: 1 exploration well;
•	Azar block: 2 exploration wells;
•	Rumiyaco block: 1 exploration well;
•	Piedemonte Sur: 1 exploration well;
•	Piedemonte Norte: 1 exploration well.

The 2010 seismic acquisition in Colombia include the following programs:
•	Chaza block: 70 km2 3D;
•	Guayayaco block: 40 km2 3D;
•	Azar block: 75 km2 3D;
•	Rumiyaco block: 95 km2 3D + 12 km 2D;
•	Piedemonte Norte block: 70 km 2D;
•	Piedemonte Sur block: 10 km 2D.

In addition to the above exploration activity we plan to spend approximately $47 million on development related activities which includes drilling one water injector well in the Costayaco field and infrastructure improvements. New infrastructure construction planned for the Costayaco field includes crude gathering lines, water lines, pumping stations, storage batteries, crude unloading facilities, water injection and disposal, and Costayaco electrification and field support facilities. During 2010 upgrades to the Santana pumping station are scheduled to continue, with the objective to improve storage and pumping capacity.

Outlook – Argentina

The 2010 capital program in Argentina is $23 million. Gran Tierra’s planned work program for 2010 consists of a re-entry and sidetrack of one well in the Valle Morado block, seismic acquisition in the Santa Victoria block, facilities upgrades, and well workovers.

In the Valle Morado block, a re-entry and sidetrack of the VM.x-1001 well is scheduled for Q3 2010, for an estimated cost of $15 million. The sidetrack well is being drilled to test the resource potential discovered by the VM.x-1001 well. Existing pipeline and gas processing plant capacity is capable of handling 30 MMSCF/day.

In the Santa Victoria block a 150 Km2 3D and 200 Km 2D seismic acquisition program is planned for Q3 2010 to define structural and stratigraphic traps in a gas-condensate trend identified from existing seismic data.

The 2010 budget also includes approximately $4 million for workovers and facilities upgrades on other Gran Tierra properties in the Noroeste Basin.

Outlook - Peru

The 2010 capital program in Peru is $41 million. We have entered the second exploration period of both blocks 122 and 128 on the eastern flank of the Marañon Basin of northern Peru. We have identified more than 20 leads based on interpretation of a 20,000 linear kilometer airborne gravity and magnetic survey completed over the blocks in 2008. An environmental and social impact assessment has been completed in preparation for initiating a 554 kilometer 2-D seismic acquisition survey beginning in the second quarter of 2010 over the principal leads identified on the two blocks.  We are planning on drilling up to four exploration wells beginning late in the second quarter of 2010 and continuing into the second half of 2010.

Outlook - Brazil

We established a business development office in Brazil during August, 2009.  We are currently undertaking the evaluation of a variety of exploration and development new venture opportunities.  An operating budget of $2.4 million to continue this initiative in Brazil has been approved for 2010.

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

Oil and Gas Accounting-Reserves Determination

We follow the full cost method of accounting for our investment in oil and natural gas properties, as defined by the U.S. Securities and Exchange Commission (“SEC”), as described in note 2 to our annual consolidated financial statements. Full cost accounting depends on the estimated reserves we believe are recoverable from our oil and gas reserves. The process of estimating reserves is complex. It requires significant judgments and decisions based on available geological, geo-physical, engineering and economic data.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter on a country-by-country basis. The ceiling limits these pooled costs to the aggregate of the after-tax, present value, discounted at 10%, of future cash flows attributable to proved reserves, known as the standardized measure, plus the lower of cost or market value of unproved properties less any associated tax effects. Cash flow estimates for our impairment assessments require assumptions about two primary elements — constant prices and reserves. It is difficult to determine and assess the impact of a decrease in our proved reserves on our impairment tests. The relationship between the reserves estimate and the estimated discounted cash flows is complex because of the necessary assumptions that need to be made regarding period end production rates, twelve month unweighted average prices and costs. If these capitalized costs exceed the ceiling, we will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower DD&A expense in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. Due to the complexity of the calculation, we are unable to provide a reasonable sensitivity analysis of the impact that a reserves estimate decrease would have on our assessment of impairment. A reduction in oil and natural gas prices and/or estimated quantities of oil and natural gas reserves would reduce the ceiling limitation and could result in a ceiling test write-down.

We assessed our oil and gas properties for impairment as at December 31, 2009 and found no impairment write-down was required based on our assumptions for our Colombia cost center. As a result of assessing our oil and gas property impairment for our Argentina cost center, a ceiling test impairment loss of $1.9 million was recorded as a result of an increase in estimated future operating costs to produce our remaining Argentine proved reserves. We assessed our oil and gas properties for impairment as at December 31, 2008 and 2007 and found no impairment write-downs were required based on our assumptions. Estimates of standardized measure of our future cash flows from proved reserves for our December 31, 2009 ceiling tests were based on realized crude oil prices of $61.04 and $4.50 per mcf in Colombia and $40.98 for oil production in Argentina and $2.90 per mcf for gas production in Argentina.

The acquisition of Solana, effective November 14, 2008, was accounted for using the purchase method, with Gran Tierra being the acquirer, whereby the Solana assets acquired and liabilities assumed were recorded at their fair values at the acquisition date with the excess of the purchase price over the fair values of the tangible and intangible net assets acquired recorded as goodwill. Calculation of fair values of assets and liabilities, which was done with the assistance of independent advisors, is subject to estimates which include various assumptions including the extent of proved and unproved reserves of the acquired company as well as the future production and development costs and the future oil and gas prices.

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

Goodwill

Goodwill represents the excess of purchase price of business combinations over the fair value of net assets acquired and we test for impairment at least annually. The impairment test requires allocating goodwill and certain other assets and liabilities to reporting units. We estimate the fair value of each reporting unit and compare it to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, we write down the goodwill to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for our reporting units, we estimate the fair values of the reporting units based upon estimated future cash flows of the reporting unit. The goodwill on our financial statements was a result of the Solana and Argosy acquisitions, and relates entirely to the Colombia reporting segment. This reporting segment is not at risk of failing the “Step 1” goodwill impairment test under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Others. The calculated fair value of the Colombian business unit was significantly in excess of its book values.

Differences in the our actual future cash flows, operating results, growth rates, capital expenditures, cost of capital and discount rates as compared to the estimates utilized for the purpose of calculating the fair value of each business unit, as well as a decline in our stock price and related market capitalization, could affect the results of our annual goodwill assessment and, accordingly, potentially lead to future goodwill impairment charges.

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

Our effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which we operate. An estimated effective tax rate for the year is applied to our quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the our quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. We consider the resolution of prior-year tax matters to be such items. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when it is more likely than not that we will not realize the full tax benefit of the position. We adjust these reserves in light of changing facts and circumstances.

Share-Based Payment Arrangements

We record share-based payment arrangements in accordance with the ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations.

Under ASC 718, share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense is recognized using the accelerated method. As share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Under ASC 718, we utilized a Black-Scholes option pricing model to measure the fair value of stock options granted to employees. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We are responsible for determining the assumptions used in estimating the fair value of our share-based payment awards.

Warrants

We follow the fair-value method of accounting for warrants issued to purchase our common stock. The change of $4.2 million in the fair value of warrants issued in the 2006 Offering, arising from the amendment to the terms of the warrants in connection with the settlement of the liability for liquidated damages, was determined using a Black-Scholes option pricing model using inputs similar to those used for Gran Tierra’s issued equity instruments issued.

New Accounting Pronouncements

Framework for Fair Value Measurement

In February 2008, the Financial Accounting Standards Board (“FASB”) issued guidance related to the application of the framework for fair value measurement to non-financial assets and non-financial liabilities. The FASB decided to delay the effective date of applying the framework for fair value measurement to non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of this guidance, effective January 1, 2009, did not materially impact Gran Tierra’s consolidated financial position, results of operations or cash flows.

Business Combinations

In December 2007, the FASB issued accounting standards which require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establish the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. In April 2009, the FASB issued guidance to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. These standards were applied prospectively. The implementation of these standards, effective January 1, 2009, did not materially impact Gran Tierra’s consolidated financial position, results of operations or cash flows.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued accounting standards that require enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The standards increase convergence with International Financial Reporting Standards (“IFRS”), as it relates to disclosures of derivative instruments. The implementation of these standards, effective January 1, 2009, did not materially impact Gran Tierra’s consolidated financial position, results of operations or cash flows.

The SEC Modernization of Oil and Gas Reporting

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting” to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (a) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices. Gran Tierra has adopted the provisions of this final ruling for disclosures in the financial statements included in this Annual Report on Form 10-K for the year ending December 31, 2009. The implementation of this rule did not materially impact Gran Tierra’s disclosures, operating results, financial position and cash flows.

Fair Value Measurement in Inactive Markets and Distressed Transactions

In April 2009, the FASB issued guidance for estimating fair value in accordance with the framework for fair value measurement, when the volume and level of activity for the asset or liability have significantly decreased. At the same time the FASB issued guidance on identifying circumstances that indicate a transaction is not orderly. The standard was applied prospectively. The implementation of this standard, effective for interim periods ending after June 15, 2009, did not materially impact Gran Tierra’s consolidated financial position, operating results and cash flows.

Subsequent Events

In May 2009, the FASB issued standards addressing subsequent events. The standards address the recognition and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements. The FASB issued the standards in order to incorporate, within the accounting standards, principles that had originated in auditing standards. The standards also require an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The standards do not differ significantly from previously applied standards on disclosure of subsequent events. Gran Tierra implemented these standards prospectively on June 30, 2009. The standards did not have a material impact on Gran Tierra’s consolidated financial position, operating results and cash flows. Gran Tierra has evaluated subsequent events through February 26, 2010, the date the financial statements were issued, and noted no subsequent events that required disclosure.

FASB Accounting Standards Codification

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification was applied on September 30, 2009. Now, only one level of authoritative US GAAP exists. All other literature is considered non-authoritative. The Codification does not change US GAAP; instead, it introduced a new structure that is organized in an online research system. The Codification did not have an impact on Gran Tierra’s consolidated financial statements.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update, "Measuring Liabilities at Fair Value," This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available.  In such circumstances, an entity is required to measure fair value that uses (1) the quoted price of the identical liability when traded as an asset, or (2) quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) another valuation technique consistent with the fair value measurement principles such as an income approach or a market approach.  The implementation of this update October 1, 2009 did not materially impact Gran Tierra’s consolidated financial position, operating results and cash flows.

Variable Interest Entities

In June 2009, the FASB issued revised accounting standards to improve financial reporting by enterprises involved with variable interest entities. The standards replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or, (2) the right to receive benefits from the entity. The standards will be implemented prospectively on January 1, 2010. Gran Tierra is currently reviewing the impact, if any, on Gran Tierra’s consolidated financial statements.

Gran Tierra has reviewed all other recently issued, but not yet adopted, accounting standard updates in order to determine their effects, if any, on its consolidated financial statements. Based on that review, Gran Tierra believes that the implementation of these standards will not materially impact Gran Tierra’s consolidated financial position, operating results or cash flows.

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

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, and which expired February 22, 2010, we entered into a costless collar financial derivative contract for crude oil based on WTI price, with a floor of $48.00 and a ceiling of $80.00, for a three year period, for 400 barrels per day from March 2007 to December 2007, 300 barrels per day from January 2008 to December 2008, and 200 barrels per day from January 2009 to February 2010. At December 31, 2009, this costless collar represented a liability of $44,000, compared to an asset of $233,000 at December 31, 2008. A hypothetical 10% increase in WTI price on December 31, 2009 would cause the value to increase by approximately $81,000, and a hypothetical 10% decrease in WTI price on December 31, 2009 would cause the value to decrease by approximately $38,000.  This compares to a hypothetical 10% increase in WTI price on December 31, 2008 would cause the value to decrease by approximately $229,000, and a hypothetical 10% decrease in WTI price on December 31, 2008 would cause the value to increase by approximately $345,000.

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

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. price of West Texas intermediate oil. In Colombia until December 2009, we received 75% of oil revenues in U.S. dollars and 25% in Colombian pesos at current exchange rates. The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of local office costs are in local currency. As a result, the 75%/25% allocation between U.S. dollar and peso denominated revenues has been approximately balanced between U.S. and peso expenditures, providing a natural currency hedge. In the future we will receive 100% of our revenue in Colombia in U.S. dollars.  In Argentina, reference prices for oil are in U.S. dollars and revenues are received in Argentine pesos according to current exchange rates. The majority of capital expenditures within Argentina have been in U.S. dollars with local office costs generally in pesos. While we operate in South America exclusively, the majority of our spending since our inauguration has been for acquisitions. The majority of these acquisition expenditures have been valued and paid in U.S. dollars.

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to our deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $99,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.:

We have audited the accompanying consolidated balance sheets of Gran Tierra Energy Inc. and subsidiaries (the “Company”) as at December 31, 2009 and 2008, and the related consolidated statements of operations and retained earnings (accumulated deficit), shareholders’ equity and cash flows for each of the three years in the period  ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Gran Tierra Energy Inc. and subsidiaries as at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in accordance with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Calgary, Canada
February 26, 2010

Gran Tierra Energy Inc.
Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit)
For the Years Ended December 31, 2009, 2008 and 2007
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007

REVENUE AND OTHER INCOME
Oil and natural gas sales	$262,629	$112,805	$31,853
Interest	1,087	1,224	425
	263,716	114,029	32,278
EXPENSES
Operating	40,784	19,218	10,474
Depletion, depreciation and accretion	135,863	25,737	9,415
General and administrative	28,787	18,593	10,232
Liquidated damages (Note 6)	-	-	7,367
Derivative financial instruments (gain) loss (Note 11)	190	(193)	3,040
Foreign exchange (gain) loss	19,797	6,235	(78)
	225,421	69,590	40,450

INCOME (LOSS) BEFORE INCOME TAXES	38,295	44,439	(8,172)
Income tax expense (Note 8)	(24,354)	(20,944)	(295)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	13,941	23,495	(8,467)
RETAINED EARNINGS (ACCUMULATED DEFICIT), BEGINNING OF YEAR	6,984	(16,511)	(8,044)
RETAINED EARNINGS (ACCUMULATED DEFICIT), END OF YEAR	$20,925	$6,984	$(16,511)

NET INCOME (LOSS) PER SHARE — BASIC	$0.06	$0.19	$(0.09)
NET INCOME (LOSS) PER SHARE — DILUTED	$0.05	$0.16	$(0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	241,258,568	123,421,898	95,096,311
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	253,590,103	143,194,590	95,096,311

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheets
As at December 31, 2009 and 2008
(Thousands of U.S. Dollars)

	As at December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$270,786	$176,754
Restricted cash	1,630	-
Accounts receivable	35,639	7,905
Inventory (Note 2)	4,879	999
Taxes receivable	1,751	5,789
Prepaids	1,820	1,103
Derivative financial instruments (Note 11)	-	233
Deferred tax assets (Note 8)	4,252	2,262

Total Current Assets	320,757	195,045

Oil and Gas Properties (using the full cost method of accounting)
Proved	474,679	380,855
Unproved	234,889	384,195

Total Oil and Gas Properties	709,568	765,050

Other capital assets	3,175	2,502

Total Property, Plant and Equipment (Note 5)	712,743	767,552

Other Long Term Assets
Restricted cash	162	-
Deferred tax assets (Note 8)	7,218	10,131
Other long term assets	347	1,315
Goodwill (Note 3)	102,581	98,582

Total Other Long Term Assets	110,308	110,028

Total Assets	$1,143,808	$1,072,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 9)	$36,786	$21,134
Accrued liabilities (Note 9)	40,229	12,841
Derivative financial instruments (Note 11)	44	-
Taxes payable	28,087	28,163
Deferred tax liability (Note 8)	-	100
Asset retirement obligation (Note 7)	450	-

Total Current Liabilities	105,596	62,238

Long Term Liabilities
Deferred tax liability (Note 8)	216,625	213,093
Deferred remittance tax (Note 8)	903	1,117
Asset retirement obligation (Note 7)	4,258	4,251

Total Long Term Liabilities	221,786	218,461

Commitments and Contingencies (Note 10)
Subsequent Event (Note 14)
Shareholders’ Equity
Common shares (Note 6)	1,431	226
(219,459,361 and 190,248,384 common shares and 24,639,513 and 48,238,269 exchangeable shares, par value $0.001 per share, issued and outstanding as at December 31, 2009 and 2008 respectively)
Additional paid in capital	766,963	754,832
Warrants	27,107	29,884
Retained earnings	20,925	6,984

Total Shareholders’ Equity	816,426	791,926

Total Liabilities and Shareholders’ Equity	$1,143,808	$1,072,625

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2009	2008	2007

Operating Activities
Net income (loss)	$13,941	$23,495	$(8,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	135,863	25,737	9,415
Deferred taxes	(15,355)	(6,418)	185
Stock based compensation	5,309	2,520	810
Liquidated damages	-	-	5,839
Unrealized (gain) loss on financial instruments (Note 11)	277	(2,882)	2,649
Unrealized foreign exchange loss	19,496	6,985	-
Settlement of asset retirement obligations (Note 7)	(52)	(334)	-
Net changes in non-cash working capital
Accounts receivable	(27,926)	34,943	(5,604)
Inventory	(1,849)	(107)	25
Prepaids	(717)	261	234
Accounts payable and accrued liabilities	36,875	10,697	2,807
Taxes receivable and payable	(409)	14,840	869

Net cash provided by operating activities	165,453	109,737	8,762

Investing Activities
Restricted cash	(1,792)	-	1,010
Additions to property, plant and equipment	(80,932)	(55,217)	(15,976)
Proceeds from disposition of oil and gas property (Note 5)	5,400	-	-
Cash acquired on acquisition net of acquisition costs (Note 3)	-	81,912	-
Long term assets and liabilities	968	446	(427)

Net cash provided by (used in) investing activities	(76,356)	27,141	(15,393)

Financing Activities
Proceeds from issuance of common stock	4,935	21,687	719

Net cash provided by financing activities	4,935	21,687	719

Net increase (decrease) in cash and cash equivalents	94,032	158,565	(5,912)
Cash and cash equivalents, beginning of year	176,754	18,189	24,101

Cash and cash equivalents, end of year	$270,786	$176,754	$18,189

Cash	$182,197	$110,688	$18,189
Term deposits	88,589	66,066	-
Cash and cash equivalents, end of year	$270,786	$176,754	$18,189

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$80
Cash paid for taxes	$31,527	$11,587	$116
Non-cash investing activities:
Non-cash working capital related to property, plant and equipment	$17,972	$11,096	$8,259

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2009	2008	2007

Share Capital
Balance, beginning of year	$226	$95	$95
Issue of common shares	1,205	131	1
Cancelled common shares	-	-	(1)

Balance, end of year	1,431	226	95

Additional Paid in Capital
Balance, beginning of year	754,832	76,805	71,311
Cancelled common shares	-	-	(1,086)
Issue of common shares	2,650	663,405	719
Issue of stock options in a business combination (Note 3)	-	1,345	-
Issue of warrants (Restated – Note 6)	-	-	4,453
Exercise of warrants (Restated – Note 6)	2,777	10,113	407
Exercise of stock options	1,080	72	-
Stock based compensation expense	5,624	3,092	1,001

Balance, end of year	766,963	754,832	76,805

Warrants
Balance, beginning of year	29,884	16,403	12,832
Cancelled warrants	-	-	(233)
Issue of warrants (Note 3) (Restated – Note 6)	-	23,594	4,172
Exercise of warrants (Restated – Note 6)	(2,777)	(10,113)	(368)

Balance, end of year	27,107	29,884	16,403

Retained Earnings (Accumulated Deficit)
Balance, beginning of year	6,984	(16,511)	(8,044)
Net income (loss)	13,941	23,495	(8,467)

Balance, end of year	20,925	6,984	(16,511)

Total Shareholders’ Equity	$816,426	$791,926	$76,792

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and changes from those estimates are recorded when known. Oil and natural gas reserves and related present value of future cash flows, impairment assessments of oil and gas properties and goodwill, stock option expense, income taxes, asset retirement obligation, derivative financial instrument valuation, legal and environmental risks and exposures and any assumptions associated with valuation of oil and gas properties are all subject to estimation in the Company’s financial results.

Foreign currency translation

The functional currency of the Company, including its subsidiaries in Colombia, Argentina, Peru and Brazil, is the United States dollar. Monetary items are translated into the reporting currency at the exchange rate in effect at the balance sheet date and non-monetary items are translated at historical exchange rates. Revenue and expense items are translated in a manner that produces substantially the same reporting currency amounts that would have resulted had the underlying transactions been translated on the dates they occurred. Depreciation or amortization of assets is translated at the historical exchange rates similar to the assets to which they relate.

Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are included in the consolidated statement of operations and retained earnings (accumulated deficit).

Fair value of financial instruments

The Company’s financial instruments are cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and derivatives. The fair values of these financial instruments approximate their carrying values due to their immediate or short-term nature.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash

Restricted cash relates to cash resources pledged to secure letters of credit.  All letters of credit currently secured by cash relate to requirements for work commitment guarantees contained in exploration contracts.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

Allowance for doubtful accounts

The Company estimates losses on receivables based on known uncollectible accounts, if any, and historical experience of losses incurred. The allowance for doubtful receivables was $0.3 and $0.4 million at December 31, 2009 and 2008, respectively.

Inventory

Inventory consists of crude oil in tanks and supplies. Crude oil in tanks is valued at the lower of cost or market value. Supplies are valued at lower of cost or market. The cost of inventory is determined using the weighted average method. Crude oil inventories include expenditures incurred to produce, upgrade and transport the product to the storage facilities. Crude oil inventories at December 31, 2009 and 2008 are $3.8 million and $0.8 million, respectively. Supplies at December 31, 2009 and 2008 are $1.1 and $0.2 million, respectively.

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

Unproved properties are evaluated quarterly for possible impairments. If impairment has occurred, the impairment is transferred to proved properties and thus subject to amortization immediately. For prospects where a reserve base has not yet been established, the impairment is charged to earnings. This evaluation considers among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions.

In exploration areas, related geological and geophysical (“G&G”) costs are capitalized in unproved property and evaluated as part of the total capitalized costs associated with a property. G&G costs related to development projects are recorded in proved properties and therefore subject to amortization as incurred.

The Company performs a ceiling test calculation each quarter in accordance with the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X Rule 4-10. In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved oil and natural gas reserves discounted at ten percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If capitalized costs exceed this limit, the excess is charged as additional depletion expense. As a result of implementing the SEC released Final Rule, “Modernization of Oil and Gas Reporting” to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances as at December 31, 2009, the Company calculates future net cash flows by applying the 12 month period unweighted arithmetic average of the price as of the first day of each month within that 12 month period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. In prior years, the Company determined future net cash flows by applying those prices in effect for each country at the end of the reporting period.

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

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

The amortization of the asset retirement cost and the accretion of the asset retirement obligation are included in depletion, depreciation and accretion (“DD&A”). Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded as a gain or loss in the period of settlement.

Other assets

Other assets, including additions and replacements, are recorded at cost upon acquisition and include furniture and fixtures, computer equipment, automobiles and assets under capital leases. The cost of repairs and maintenance is charged to expense as incurred. Depreciation related to assets under capital leases is recorded as part of DD&A in the consolidated statement of operations. Depreciation is provided using the declining-balance-basis at a 30% annual rate for computer equipment, furniture and fixtures and automobiles.

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

Goodwill

Goodwill represents the excess of purchase price of business combinations over the fair value of net assets acquired and is tested for impairment at least annually unless business events indicate an impairment test is required. The impairment test requires allocating goodwill and certain other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared to the net book value of the reporting unit. If the estimated fair value of the reporting unit is less than the net book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Because quoted market prices are not available for the Company’s reporting units, the fair values of the reporting units are estimated based upon estimated future cash flows of the reporting unit. The goodwill on the Company’s financial statements was a result of the acquisitions of Solana Resources Limited (“Solana”) and Argosy Energy International L.P. (“Argosy”), and relates entirely to the Colombia reporting segment. The Company performed annual impairment tests of goodwill at December 31, 2009 and 2008. Based on these assessments, no impairment of goodwill was identified.

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

The evaluation of an uncertain tax position is a two-step process. The first step is recognition: The Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

Income (loss) per share

Basic income (loss) per share calculations are based on the net income (loss) attributable to common shareholders for the period divided by the weighted average number of common shares issued and outstanding during the period. The diluted income (loss) per share calculation is based on the weighted average number of common shares outstanding during the period, plus the effects of dilutive common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued should be calculated using the treasury stock method. This method assumes that all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period.

Stock-based compensation

The Company follows the fair-value based method of accounting for stock options granted to directors, officers and employees. Compensation expense for options granted is based on the estimated fair value, using the Black-Scholes option pricing model, at the time of grant and the expense is recognized over the requisite service period of the option. Stock-based compensation expense is included as part of oil and natural gas properties, operating expenses, and general and administrative expenses with a corresponding increase to contributed surplus and recognized using the accelerated method.

Accounting for oil and gas derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities at fair value in its financial statements. The Company may or may not elect to designate a derivative instrument as a hedge against changes in the fair value of an asset or a liability (a “fair value hedge”) or against exposure to variability in expected future cash flows (a “cash flow hedge”). The accounting treatment for the changes in fair value of a derivative instrument is dependent upon whether or not a derivative instrument is a cash flow hedge or a fair value hedge, and upon whether or not the derivative is designated as a hedge as noted above. Changes in fair value of a derivative instrument designated as a cash flow hedge are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of a derivative instrument designated as a fair value hedge are recognized in the consolidated statement of operations along with the changes in fair value of the hedged item attributable to the hedged risk. Where hedge accounting is not elected or if a derivative instrument does not qualify as either a fair value hedge or a cash flow hedge, changes in fair value are recognized in earnings as derivative financial instrument gain or loss. The Company’s derivative instruments currently do not qualify as either a fair value hedge or a cash flow hedge.
Warrants

Upon issuance, the Company records warrants issued to purchase its common stock at fair-value; subsequently, the warrants are carried at amortized cost. The Company determines the fair value of warrants issued by using the Black-Scholes option pricing model. The change of $4.2 million in the fair value of warrants issued in the 2006 Offering, arising from the amendment to the terms of the warrants in connection with the settlement of the liability for liquidated damages, was determined using Black-Scholes option pricing (Note 6). Warrants were assumed on the acquisition of Solana and their fair value of $23.6 million was recorded as part of the consideration paid for the acquisition (Note 3).

New accounting pronouncements

Framework for Fair Value Measurement
In February 2008, the Financial Accounting Standards Board (“FASB”) issued guidance related to the application of the framework for fair value measurement to non-financial assets and non-financial liabilities. The FASB decided to delay the effective date of applying the framework for fair value measurement to non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of this guidance, effective January 1, 2009, did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations
In December 2007, the FASB issued accounting standards which require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establish the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. In April 2009, the FASB issued guidance to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. These standards were applied prospectively. The implementation of these standards, effective January 1, 2009, did not impact the Company’s consolidated financial position, results of operations or cash flows.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued accounting standards that require enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The standards increase convergence with IFRS, as it relates to disclosures of derivative instruments. The implementation of these standards, effective January 1, 2009, did not materially impact the Company’s consolidated financial position, results of operations or cash flows. Expanded disclosures are included in Note 11.

The SEC Modernization of Oil and Gas Reporting
In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting” to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. In addition, the new disclosure requirements require a company to (a) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices. The Company has adopted the provisions of this final ruling for disclosures in these financial statements included in the Annual Report on Form 10-K for the year ending December 31, 2009. The implementation, applied prospectively from December 31, 2009, of this rule did not materially impact the Company’s disclosures, operating results, financial position or cash flows.

Fair Value Measurement in Inactive Markets and Distressed Transactions
In April 2009, the FASB issued guidance for estimating fair value in accordance with the framework for fair value measurement, when the volume and level of activity for the asset or liability have significantly decreased. At the same time the FASB issued guidance on identifying circumstances that indicate a transaction is not orderly. The standard was applied prospectively. The implementation of this standard, effective for interim periods ending after June 15, 2009, did not materially impact the Company’s consolidated financial position, operating results or cash flows.

Subsequent Events
In May 2009, the FASB issued standards addressing subsequent events. The standards address the recognition and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements. The FASB issued the standards in order to incorporate, within the accounting standards, principles that had originated in auditing standards. The standards also require an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The standards do not differ significantly from previously applied standards on disclosure of subsequent events. The Company implemented these standards prospectively on June 30, 2009. The standards did not have a material impact on the Company’s consolidated financial position, operating results and cash flows. The Company has evaluated subsequent events through February 26, 2010, the date the financial statements were issued, and noted no subsequent events that required disclosure.

FASB Accounting Standards Codification
On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification was applied on September 30, 2009. Now, only one level of authoritative US GAAP exists. All other literature is considered non-authoritative. The Codification is not intended to change US GAAP; instead, it introduced a new structure that is organized in an online research system. The Codification did not have an impact on the Company’s consolidated financial statements.

Measuring Liabilities at Fair Value
In August 2009, the FASB issued Accounting Standards Update, "Measuring Liabilities at Fair Value," This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available.  In such circumstances, an entity is required to measure fair value that uses (1) the quoted price of the identical liability when traded as an asset, or (2) quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) another valuation technique consistent with the fair value measurement principles such as an income approach or a market approach.  The implementation of this update on October 1, 2009 did not materially impact the Company’s consolidated financial position, operating results or cash flows.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

Variable Interest Entities
In June 2009, the FASB issued revised accounting standards to improve financial reporting by enterprises involved with variable interest entities. The standards replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or, (2) the right to receive benefits from the entity. The standards will be implemented prospectively on January 1, 2010. The Company is currently reviewing the impact, if any, on the Company’s consolidated financial statements.

3. Business Combinations

Solana Resources Limited

On July 29, 2008, Gran Tierra announced that it had entered into an agreement providing for the business combination of Gran Tierra and Solana, an international resource company engaged in the acquisition, exploration, development and production of oil and natural gas in Colombia with its head office located in Calgary, Alberta, Canada. Under the terms of the agreement with Solana, each Solana shareholder received, for each Solana common share held, either: (1) 0.9527918 of a share of Gran Tierra common stock; or (2) 0.9527918 of a common share of a Canadian subsidiary of Gran Tierra (the “exchangeable shares”). The exchangeable shares: (a) have the same voting rights, dividend entitlements and other attributes as Gran Tierra common stock; (b) are exchangeable, at each stockholder's option, on a one-for-one basis into Gran Tierra common stock. Exchangeable shares, issued upon the acquisition, are listed on the Toronto Stock Exchange under the symbol GTX and will automatically be exchanged for Gran Tierra common stock five years from closing, and in certain other events. In addition, certain Solana options were exchanged for options of Gran Tierra based on the above exchange ratio, and holders of Solana warrants elected to continue to hold their warrants, which are exercisable into shares of common stock of Gran Tierra pursuant to the terms of such warrants and based on the above exchange ratio.

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

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

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

The following table shows the allocation of the purchase price based on the fair values of the assets and liabilities acquired:

(Thousands of U.S. Dollars)
Purchase Price:
Common Shares/Exchangeable Shares issued net of share issue costs	$631,451
Warrants	23,594
Stock options	1,345
Two million common shares issued under Colombian Participation Agreement	10,470
Transaction costs	4,938
$671,798

Purchase Price Allocated:
Oil and Gas Properties
Proved	$320,773
Unproved	360,493
Other assets	1,113
Other long-term assets	1,329
Goodwill (1)(2)	87,576
Net working capital (including cash acquired)(2)	95,356
Asset retirement obligations	(3,148)
Deferred income taxes	(191,694)
$671,798
(1)	Goodwill is not deductible for tax purposes and is subject to annual impairment test.
(2)	Due to new information received during 2009, the Company reclassified $4.4 million from taxes payable to goodwill in the purchase price allocation relating to the Solana acquisition.

The unaudited pro forma results for the years ended December 31, 2008 and December 31, 2007 are shown below, as if the acquisition had occurred on January 1, 2008 and January 1, 2007. Pro forma results are not indicative of actual results or future performance.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

	Year Ended December 31,
(Unaudited) (Thousands of U.S. Dollars Except Per Share Amounts)	2008	2007
Oil and natural gas sales and interest	$221,043	$51,664
Net income (loss)	$66,886	$(22,315)
Net income (loss) per share -basic	$0.29	$(0.10)
Net income (loss) per share - diluted	$0.26	$(0.10)

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

The results of Colombia and Corporate segments include the operations of Solana subsequent to the Company’s acquisition of Solana (Note 3) on November 14, 2008.

The following tables present information on the Company’s reportable geographic segments:

	Year Ended December 31, 2009
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$248,834	$13,795	$-	$262,629
Interest income	466	127	494	1,087
Depreciation, depletion & accretion	127,213	8,339	311	135,863
Depreciation, depletion & accretion - per unit of production	29.64	24.72	-	29.35
Segment income (loss) before income taxes	55,827	(4,230)	(13,302)	38,295
Segment capital expenditures (1)	$81,364	$4,532	$2,228	$88,124

	Year Ended December 31, 2008
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$103,202	$9,603	$-	$112,805
Interest income	995	23	206	1,224
Depreciation, depletion & accretion	22,199	3,390	148	25,737
Depreciation, depletion & accretion - per unit of production	20.41	13.95	-	19.34
Segment income (loss) before income taxes	58,490	(3,157)	(10,894)	44,439
Segment capital expenditures	$31,725	$11,690	$3,313	$46,728

	Year Ended December 31, 2007
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$23,749	$8,104	$-	$31,853
Interest income	222	15	188	425
Depreciation, depletion & accretion	6,850	2,477	88	9,415
Depreciation, depletion & accretion - per unit of production	20.56	11.66	-	17.26
Segment income (loss) before income taxes	11,484	(2,475)	(17,181)	(8,172)
Segment capital expenditures	$14,215	$1,679	$731	$16,625

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

	As at December 31, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant & equipment	$681,854	$24,510	$6,379	$712,743
Goodwill	102,581	-	-	102,581
Other assets	123,380	12,574	192,530	328,484
Total Assets	$907,815	$37,084	$198,909	$1,143,808

	As at December 31, 2008
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant & equipment	$735,208	$27,882	$4,462	$767,552
Goodwill	98,582	-	-	98,582
Other assets	44,554	8,868	153,069	206,491
Total Assets	$878,344	$36,750	$157,531	$1,072,625

(1) Net of net proceeds from the disposition of the Guachiria Blocks (see Note 5).

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. In 2009, the Company had one significant customer for its Colombian crude oil, Ecopetrol S.A. (“Ecopetrol”), a Colombian government agency. Sales to Ecopterol accounted for 94% of the Company’s revenues in 2009, 89% in 2008, and 75% in 2007. In Argentina, the Company had one significant customer, Refineria del Norte S.A. (“Refiner”). Sales to Refiner accounted for 6% of the Company’s revenues in 2009, 9% in 2008, and 25% in 2007.

5. Property, Plant and Equipment

	As at December 31, 2009			As at December 31, 2008
(Thousands of U.S. Dollars)	Cost	Accumulated DD&A	Net book value	Cost	Accumulated DD&A	Net book value
Oil and natural gas properties
Proved	$648,061	$(173,382)	$474,679	$419,539	$(38,684)	$380,855
Unproved	234,889	-	234,889	384,195	-	384,195
	882,950	(173,382)	709,568	803,734	(38,684)	765,050
Furniture and fixtures and leasehold improvements	3,843	(2,185)	1,658	1,979	(848)	1,131
Computer equipment	3,148	(1,907)	1,241	1,791	(526)	1,265
Automobiles	513	(237)	276	163	(57)	106
Total Property, Plant and Equipment	$890,454	$(177,711)	$712,743	$807,667	$(40,115)	$767,552

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

DD&A for 2009 included a $1.9 million ceiling test impairment loss in our Argentina cost center. This impairment loss resulted from higher forecasted operating costs to produce remaining proved reserves.

The Company capitalized $1.6 million (2008 - $1.9 million; 2007 - $1.7 million) of general and administrative expenses related to the Colombian full cost center, including $0.2 million (2008 - $0.4 million; 2007 - $0.1 million) of stock based compensation expense, and $0.6 million (2008 - $0.8 million; 2007 - $0.2 million) of general and administrative expenses in the Argentina full cost center, including $0.1 million (2008 - $0.1 million; 2007 - $0.1 million) of stock based compensation.

The unproved oil and natural gas properties consist of exploration lands held in Colombia, Argentina and Peru. The Company had $229.1 million (December 31, 2008 - $375.9 million) in unproved assets in Colombia, $0.4 million (December 31, 2008 - $4.7 million) of unproved assets in Argentina and $5.4 million (December 31, 2008 - $3.6 million) of unproved assets in Peru. These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

In April 2009, Gran Tierra closed the sale of the Company’s interests in the Guachiria Norte, Guachiria, and Guachiria Sur blocks in Colombia. Principal terms included consideration of $7.0 million comprising an initial cash payment of $4.0 million at closing, followed by 15 monthly installments of $200,000 each which began on June 1, 2009 and extending through August 3, 2010. The Company recorded net proceeds of $6.3 million. Gran Tierra retained a 10% overriding royalty interest on the Guachiria Sur block, which, in the event of a discovery, is designed to reimburse 200% of the Company’s costs for previously acquired seismic data.

The following is a summary of Gran Tierra’s oil and natural gas properties not subject to depletion as at December 31, 2009:

	Costs Incurred in
(Thousands of U.S. Dollars)	2009	2008	2007	2006	Total
Acquisition costs - Colombia	$-	$206,106	$-	$6,282	$212,388
Exploration costs - Argentina	163	229	-	-	392
Exploration costs - Colombia	6,598	3,213	806	-	10,617
Exploration costs - Peru	1,969	2,767	656	-	5,392
Development costs - Colombia	6,100	-	-	-	6,100
Total oil and natural gas properties not subject to depletion	$14,830	$212,315	$1,462	$6,282	$234,889

6. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share (collectively, “common stock”), and two shares are designated as special voting stock, par value $0.001 per share. On June 16, 2009, the shareholders of Gran Tierra approved an amendment to the Articles of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 570,000,000 shares. As at December 31, 2009, outstanding share capital consists of 219,459,361 common voting shares of the Company, 14,306,973 exchangeable shares of Gran Tierra Exchange Co., automatically exchangeable on November 14, 2013, and 10,332,540 exchangeable shares of Goldstrike Exchange Co., automatically exchangeable on November 10, 2010. The exchangeable shares of Gran Tierra Exchange Co, were issued upon acquisition of Solana. The exchangeable shares of Gran Tierra Goldstrike Inc. were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. Each exchangeable share is exchangeable into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the Company’s board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have substantially the same rights as holders of common voting shares.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

Warrants

At December 31, 2009, the Company has 5,221,862 warrants outstanding to purchase 2,610,931 common shares for $1.25 per share, expiring between September 1, 2010 and February 2, 2011, 10,561,180 warrants outstanding to purchase 5,280,590 common shares for $1.05 per share, expiring between June 20, 2012 and June 30, 2012, and 7,145,938 warrants assumed upon the acquisition of Solana to purchase 7,145,938 common shares for CDN$2.10 per share, expiring April 2, 2010. For the year ended December 31, 2009, 4,221,193 common shares were issued upon the exercise of 10,913,660 warrants (year ended December 31, 2008, 20,479,546 common shares were issued upon the exercise of 41,138,370 warrants; year ended December 31, 2007, 670,067 common shares were issued upon the exercise of 1,340,134 warrants).

In connection with settlement of liquidated damages relating to a delay in registration of units issued in June 2006, as described in the “Registration Rights Payments” section below, the Company amended the terms of the warrants issued to stockholders in June 2006 by adjusting the exercise price from $1.75 to $1.05 and extending the term of the warrants by one year to June 2012.

Registration Rights Payments - Restatement

In June, 2006, the Company sold an aggregate of 50 million units of its securities at a price of $1.50 per unit in a private offering for gross proceeds of $75 million, pursuant to three separate Securities Purchase Agreements, dated June 20, 2006, and one Securities Purchase Agreement, dated June 30, 2006 (collectively, the “2006 Offering”). Each unit comprised one share of Gran Tierra’s common stock and one warrant to purchase one-half of a share of Gran Tierra’s common stock at an exercise price of $1.75 with a term of five years. As a result of the 2006 Offering, 50 million shares of Gran Tierra’s common stock were issued. In connection with the issuance of these securities, Gran Tierra entered into four separate Registration Rights Agreements with the investors pursuant to which Gran Tierra agreed to file a registration statement with the SEC permitting the public resale of the shares and warrants (and shares issuable upon exercise of the warrants) issued to the investors in the 2006 Offering by November 17, 2007 and failure to do so would result in liquidated damages. The registration statement filed by Gran Tierra with the SEC to satisfy its obligations under the Registration Rights Agreements was declared effective by the SEC on May 14, 2007. As a result, Gran Tierra had accrued $8.6 million in liquidated damages under the Registration Rights Agreements. The $8.6 million of liquidated damages was recorded as an expense in the consolidated statement of operations in the amounts of $7.4 million for the year ended December 31, 2007, and $1.3 million in the fourth quarter of 2006, with a corresponding liability recorded on the consolidated balance sheet.

On June 27, 2007, pursuant to the terms of the Registration Rights Agreements, the Company obtained a sufficient number of consents from the signatories to the Registration Rights Agreements waiving Gran Tierra’s obligation to pay in cash the accrued liquidated damages. In exchange for amending the Registration Rights Agreements whereby the holders waived their rights to a cash payment, the Company agreed to amend the terms of the warrants issued in the 2006 Offering by reducing the exercise price of the warrants to $1.05 and extending the life of the warrants by one year. The revised fair value of the warrants was determined by Gran Tierra using a Black-Scholes option pricing model using inputs similar to those used for the Company’s stock based compensation awards except that, instead of an historical volatility rate, Gran Tierra used a 25% volatility rate, which Gran Tierra believed at the time reflected a typical volatility rate used to value this type of financial instrument and resulted in the fair value of the modified warrants being equivalent to the amount of the liquidated damages ultimately waived by the parties to the Registration Rights Agreements. As a result, $8.6 million was credited to warrants on the consolidated balance sheet.

The Company had previously reported this fair value of the modified warrants in its audited financial statements for the fiscal years ended December 31, 2007 and December 31, 2008 and its unaudited financial statements for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009.

In the fourth quarter of 2009, the Company determined that the previously disclosed basis for determining the valuation of the warrant modification was inconsistent with the inputs used in the Black-Scholes option pricing model to determine the fair value of the Company’s stock based compensation awards. As a result, Gran Tierra determined in 2009 to change its methodology which resulted in the fair value of the Company’s modified warrants (using the Black-Scholes option pricing model utilized by the Company for its stock based compensation awards) equaling $4.2 million (rather than $8.6 million). As a result, $4.4 million (the excess of the liquidated damages settled and the fair value of the amendment to the warrants) has been restated as a decrease in warrants with a corresponding increase in additional paid-in capital as at June 27, 2007. The Company has recorded this excess as an equity transaction as it relates to the extinguishment of debt with a related party since the parties to the Registration Rights Agreements comprised over 50 percent of the outstanding shareholdings of the Company at the time of the transaction involving the amendment of the Registration Rights Agreements (which agreements provided that amendments to the Registrations Rights Agreements would be decided by a majority of the then outstanding registrable shares, as defined in the agreements).

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

The inputs used in the Black-Scholes option pricing model to determine the change in the fair value of the modified warrants contemplated by the amendment to the Registration Rights Agreements are as follows:

	Immediately Before Modification	Immediately Subsequent to Modification
Common share price (closing price June 26, 2007)	$1.33	$1.33
Exercise price	$1.75	$1.05
Dividend yield (per share)	$ nil	$ nil
Volatility	100%	100%
Risk-free interest rate	4.69%	4.67%
Expected term	4 years	5 years
Estimated forfeiture percentage (per year)	0%	0%
Stock Options

As at December 31, 2009, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire shares of the Company’s common stock. On November 14, 2008, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the number of shares of common stock available for issuance thereunder from 9,000,000 shares to 18,000,000 shares.

The Company grants options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or the grantee’s end of service to the Company, whichever occurs first. At the time of grant, the exercise price equals the market price. For the year ended December 31, 2009, 1,391,028 common shares were issued upon the exercise of 1,391,028 stock options (year ended December 31, 2008 – 209,164; year ended December 31, 2007 - nil). The following options are outstanding as of December 31, 2009:

	Number of	Weighted Average	Number of	Weighted Average
	Outstanding	Exercise Price	Nonvested	Grant-Date Fair Value
	Options	$/Option	Options	$/Option
Balance, December 31, 2008	11,406,870	$2.13	8,093,351	$1.45
Granted in 2009	1,525,000	4.09	1,525,000	2.43
Exercised in 2009	(1,391,028)	(1.64)	-	-
Vested in 2009	-	-	(3,397,471)	1.38
Forfeited in 2009	(452,226)	(2.91)	(261,668)	1.49
Balance, December 31, 2009	11,088,616	$2.43	5,959,212	$1.74

The weighted average grant date fair value for options granted in 2009 was $2.43 (2008 - $1.55; 2007 - $1.10). The intrinsic value of options exercised in 2009 was $2.9 million (2008 - $0.8 million; 2007 - nil). The total fair value of shares vested during 2009 was $4.7 million.

The table below summarizes stock options outstanding at December 31, 2009:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of Exercise Prices ($/option)	Options	$/Option	Expiry Years
0.50 to 1.30	2,197,337	$1.07	6.5
1.31 to 2.00	320,974	1.75	7.1
2.01 to 3.50	7,490,305	2.44	8.7
3.51 to 5.50	585,000	4.42	9.7
5.51 to 7.75	495,000	6.30	9.6
Total	11,088,616	$2.43	8.3

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

The aggregate intrinsic value of options outstanding at December 31, 2009 is $39.0 million (2008 - $8.9 million) based on the Company’s closing stock price of $5.73 (2008 - $2.80) for that date. At December 31, 2009, there was $5.4 million (2008 - $7.9 million) of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years.

The table below summarizes exercisable stock options at December 31, 2009:

Range of Exercise Prices ($/option)	Number of Exercisable Options	Weighted Average Exercise Price $/Option	Weighted Average Expiry Years
0.50 to 1.30	1,939,003	$1.05	6.4
1.31 to 2.00	192,638	$1.77	6.7
2.01 to 3.50	2,949,431	$2.38	8.5
5.51 to 7.75	33,333	$7.75	8.5
Total	5,114,405	$1.89	7.7

The weighted average grant date fair value for options vested in 2009 was $1.38 (2008 - $1.17).  The aggregate intrinsic value of options exercisable at December 31, 2009 is $19.8 million (2008 - $4.8 million) based on the Company’s closing stock price of $5.73 for that date.

In 2009, the stock based compensation expense was $5.6 million (2008 - $3.1 million; 2007 - $1.0 million) of which $4.5 million (2008 - $2.3 million; 2007 - $0.7 million) was recorded in general and administrative expense and $0.8 million (2008 - $0.2 million; 2007 - $0.1 million) was recorded in operating expense in the consolidated statement of operations. In 2009, $0.3 million (2008 - $0.6 million; 2007 - $0.2 million) of stock based compensation was capitalized as part of exploration and development costs.

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

	Year Ended December 31,
	2009	2008	2007
Dividend yield (per share)	$ nil	$ nil	$ nil
Volatility	94% to 98%	75% to 103%	94% to 103%
Risk-free interest rate	0.4% to 0.6%	1.1% to 2.1%	3.5% to 5.6%
Expected term	3 years	3 years	3 years
Estimated forfeiture percentage (per year)	10%	10%	10%

Weighted average shares outstanding

	Year Ended December 31,
	2009	2008	2007
Weighted average number of common and exchangeable shares outstanding	241,258,568	123,421,898	95,096,311
Shares issuable pursuant to warrants	9,503,818	14,663,885	-
Shares issuable pursuant to stock options	5,797,322	6,020,738	-
Shares to be purchased from proceeds of stock options	(2,969,605)	(911,931)	-
Weighted average number of diluted common and exchangeable shares outstanding	253,590,103	143,194,590	95,096,311

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

Income (loss) per share

At December 31, 2009, 2008 and 2007, 1,080,000, 100,000 and 5,724,168 options to purchase common shares and warrants to purchase nil, nil and 33,917,536 common shares, respectively, were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.

7. Asset Retirement Obligation

As at December 31, 2009 the Company’s asset retirement obligation was comprised of a Colombian obligation in the amount of $3.5 million (December 31, 2008 - $3.5 million) and an Argentine obligation in the amount of $1.2 million (December 31, 2008 - $0.8 million). The undiscounted asset retirement obligation is $7.7 million. Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties were as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2009	2008
Balance, beginning of year	$4,251	$799
Liability assumed in a business combination (Note 3)	-	3,148
Settlements	(52)	(334)
Disposal	(734)	-
Liability incurred	921	615
Foreign exchange	24	(29)
Accretion	298	52
Balance, end of year	$4,708	$4,251

Asset retirement obligation - current	$450	$-
Asset retirement obligation - long term	4,258	4,251
Balance, end of year	$4,708	$4,251

8. Income Taxes

The income tax expense reported differs from the amount computed by applying the US statutory rate to income (loss) before income taxes for the following reasons:

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

	Year Ended December 31,
(Thousands of U.S. Dollars)	2009	2008 (1)	2007 (1)
Income (loss) before income taxes	$38,295	$44,439	(8,172)
	35.00%	35.00%	35.00%
Income tax expense (benefit) expected	13,403	15,554	(2,860)
Permanent differences	1,594	2,723	(377)
Foreign currency translation adjustments	1,099	4,636	5,058
Impact of foreign taxes	(1,565)	(1,337)	(43)
Enhanced tax depreciation incentive	(3,380)	(4,560)	(1,597)
Stock based compensation	1,814	707	223
Increase (decrease) in valuation allowance	16,199	8,537	(4,167)
Partnership and branch income (loss) pick-up in the United States and Canada	(5,931)	21,673	4,058
Utilization of foreign tax credits	71	(26,989)	-
Other	1,050	-	-
Total income tax expense	$24,354	$20,944	$295

Current income tax	38,795	25,256	2,800
Deferred tax recovery	(14,441)	(4,312)	(2,505)
Total income tax expense	$24,354	$20,944	$295

	As at December 31,
(Thousands of U.S. Dollars)	2009	2008
Deferred Tax Assets
Tax benefit of loss carryforwards	$22,318	$16,905
Book value in excess of tax basis	1,691	1,228
Foreign tax credits and other accruals	15,508	9,595
Capital losses	1,481	1,419
Deferred tax assets before valuation allowance	40,998	29,147
Valuation allowance	(29,528)	(16,754)
	$11,470	$12,393

Deferred tax assets - current	$4,252	$2,262
Deferred tax assets - long-term	7,218	10,131
	11,470	12,393

Deferred Tax Liabilities
Current - book value in excess of tax basis	-	(100)
Long-term - book value in excess of tax basis	(216,625)	(213,093)
	(216,625)	(213,193)

Net Deferred Tax Liabilities	$(205,155)	$(200,800)

(1)
For the year ended December 31, 2009, the Company has used the United States statutory tax rate of 35% in the reconciliation of income taxes. Previously, the Company used the Canadian statutory rate in the reconciliation. This change was determined on the basis that Gran Tierra is a United States resident corporation and a reconciliation beginning with the United States statutory tax rate is more informative. The 2008 and 2007 comparative income tax reconciliations have been recomputed using the United States statutory rate. This change in presentation has no impact on the income tax amounts reported in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

The Company was required to calculate a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this law; therefore, no further remittance tax liabilities will be accrued. The historical balance which was included in the Company’s financial statements as of December 31, 2009 was $0.9 million (December 31, 2008 - $1.1 million).

On January 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes, however, there was no impact on the opening accumulated deficit of the Company as a result of this adoption.  The Company and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions and certain other foreign jurisdictions. The Company is subject to income tax examinations for the calendar tax years ended 2005 through 2009 in most jurisdictions.

As at December 31, 2009, the Company has deferred tax assets relating to net operating loss carryforwards of $22.3 million (December 31, 2008 - $17.0 million) and capital losses of $1.5 million (December 31, 2008 – $1.4 million) before valuation allowances. Of these losses, $18.2 million (December 31, 2008 - $17.0 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses $0.1 million (December 31, 2008 - $1.4 million) will begin to expire by 2011 and $23.7 million of net operating losses (December 31, 2008 - $17.0 million) will begin to expire thereafter.

9. Accounts Payable and Accrued Liabilities

The balances in accounts payable and accrued liabilities are comprised of the following:

	As at December 31, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$17,723	$844	$213	$18,780
Payroll	1,792	339	1,052	3,183
Audit, legal, consultants	-	137	1,472	1,609
General and administrative	2,542	284	213	3,039
Operating	48,756	1,648	-	50,404
Total	$70,813	$3,252	$2,950	$77,015

	As at December 31, 2008
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$11,654	$1,254	$4	$12,912
Payroll	978	435	921	2,334
Audit, legal, consultants	-	126	1,351	1,477
General and administrative	1,193	52	898	2,143
Operating	13,309	1,800	-	15,109
Total	$27,134	$3,667	$3,174	$33,975

10. Commitments and Contingencies

Leases

Gran Tierra holds three categories of operating leases: office, vehicle and housing. The Company pays monthly amounts of $163,167 for office leases, $14,095 for vehicle leases and $6,815 for certain employee accommodation leases in Colombia, Argentina and Peru. Future lease payments at December 31, 2009 are as follows:

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

	As at December 31, 2009
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$6,464	$2,047	$3,086	$1,331	$-
Software and Telecommunication	1,835	1,209	626	-	-
Drilling, Completion, Facility Construction and Oil Transportation Services	24,985	24,882	103	-	-
Total	$33,284	$28,138	$3,815	$1,331	$-

Total rent expense for 2009 was $2.1 million (2008 - $0.9 million; 2007 - $0.3 million).

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

Contingencies

Ecopetrol and Gran Tierra Energy Colombia Ltd. “Gran Tierra Colombia”, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. There is a material difference in the interpretation of the procedure established in Clause 3.5 of Attachment-B of the Guayuyaco Association Contract. Ecopetrol interprets the contract to provide that the extended test production up to a value equal to 30% of the direct exploration costs of the wells is for Ecopetrol’s account only and serves as reimbursement of its 30% back-in to the Guayuyaco discovery. Gran Tierra Colombia’s contention is that this amount is merely the recovery of 30% of the direct exploration costs of the wells and not exclusively for benefit of Ecopetrol. There has been no agreement between the parties, and Ecopetrol has filed a lawsuit in the Contravention Administrative Court in the District of Cauca regarding this matter. Gran Tierra Colombia filed a response on April 29, 2008 in which it refuted all of Ecopetrol’s claims and requested a change of venue to the courts in Bogotá.  At this time no amount has been accrued in the financial statements as the Company does not consider it probable that a loss will be incurred. Ecopetrol is claiming damages of approximately $5.1 million. To the Company’s knowledge, there are no other legal proceedings against Gran Tierra.

Gran Tierra has several lawsuits and claims pending for which the Company currently cannot determine the ultimate result. Gran Tierra records costs as they are incurred or become determinable. Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

11. Financial Instruments, Fair Value Measurements and Credit Risk

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and derivative financial instruments. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. As at December 31, 2009, the fair values of financial instruments approximate their book amounts due to the short term maturity of these instruments. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. The book value of the accounts receivable reflects management’s assessment of the associated credit risks.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the US dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $99,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. In 2009, the Company had one significant customer for its Colombian crude oil, Ecopetrol S.A., a Colombian government agency. In Argentina, the Company had one significant customer, Refineria del Norte S.A.

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

	Year Ended December 31,
(Thousands of U.S. Dollars)	2009	2008	2007
Realized financial derivative (gain) loss	$(87)	$2,689	$391
Unrealized financial derivative (gain) loss	277	(2,882)	2,649
Derivative financial instruments (gain) loss	$190	$(193)	$3,040

	As at December 31,
Assets (Liabilities)	2009	2008
Derivative financial instruments	$(44)	$233

Certain of Gran Tierra’s assets and liabilities are reported at fair value in the accompanying consolidated balance sheets. The following tables provide fair value measurement information for such assets and liabilities as at December 31, 2009 and December 31, 2008.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable (including accrued liabilities) included in the accompanying consolidated balance sheets approximated fair value at December 31, 2009 and December 31, 2008. These assets and liabilities are not presented in the following tables.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

As at December 31, 2009
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Liabilities (Thousands of U.S. Dollars)
Crude oil collar	$(44)	$(44)	$-	$(44)	$-

As at December 31, 2008
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets (Thousands of U.S. Dollars)
Crude oil collar	$233	$233	$-	$233	$-

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. When available, Gran Tierra measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

The Company uses a Level 2 method to measure the fair value of its crude oil collars. The fair values of the crude oil are estimated using internal discounted cash flow calculations based upon forward commodity price curves, non-binding quotes obtained from brokers for contracts with similar terms which can be substantially observed or corroborated in the marketplace, or quotes obtained from counterparties to the agreements. The Company does not have any other assets or liabilities whose fair value is measured using Level 1 or 3 methods.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 1 Fair Value Measurements
The Company does not have any assets or liabilities whose fair value is measured using this method.

Level 2 Fair Value Measurements
Crude oil collars — The fair values of the crude oil collars are estimated using internal discounted cash flow calculations based upon forward commodity price curves, non-binding quotes obtained from brokers for contracts with similar terms which can be substantially observed or corroborated in the marketplace, or quotes obtained from counterparties to the agreements.

Level 3 Fair Value Measurements
The Company does not have any financial assets or financial liabilities whose fair value is measured using this method.

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Expressed in U.S. Dollars, unless otherwise stated

12. Credit Facilities

Effective February 28, 2007, the Company entered into a credit facility with Standard Bank Plc. As a result of re-negotiations concluded in August 2009, the maximum amount of the credit facility was $200 million with a $7 million borrowing base that could be re-determined semi-annually based on reserve evaluation reports. As a result of Standard Bank Plc’s review of Gran Tierra’s 2008 Independent Reserve Audit, the Company had the capacity to increase the borrowing base to $120 million under the revised facility; however, this was not pursued further as the additional borrowing base was not required. The facility included a letter of credit sub-limit of $5 million. Amounts drawn down under the facility bore interest at the Eurodollar rate plus 4%. A stand-by fee of 1% per annum was charged on the un-drawn amount of the borrowing base. The facility was secured primarily by the assets of Gran Tierra Colombia and Solana Petroleum Exploration (Colombia) Ltd. Under the terms of the facility, the Company was required to maintain and was in compliance with specified financial and operating covenants. Gran Tierra was required to enter into a derivative instrument for the purpose of obtaining protection against fluctuations in the price of oil in respect of at least 50% of the June 30, 2006 Independent Reserve Evaluation Report projected aggregate net share of Colombian production after royalties for the three-year term of the Facility. As at December 31, 2009, no amount was drawn-down under this facility. This facility expired February 22, 2010.

Following the acquisition of Solana, effective November 14, 2008, Gran Tierra obtained access to an additional credit facility with BNP Paribas. The facility had a maturity date of December 20, 2010. The borrowing base was $26 million, based on the current value of petroleum reserves of the subsidiary, Solana Petroleum Exploration (Colombia) Ltd., up to a maximum of $100 million. This facility was cancelled effective August 4, 2009.

As of February 26, 2010 the Company is negotiating a facility with a major bank to replace the expired Standard Bank facility. The Company intends for this facility to be in place by the second quarter of 2010.

13. Related Party Transaction

On February 1, 2009, the Company entered into a sublease for office space with a company, of which two of Gran Tierra’s directors are shareholders and directors. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $7,800 per month plus approximately $4,000 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary, Alberta, Canada real estate market.

14. Subsequent Event

On January 20, 2010, the Company issued 3,572,969 common shares upon the exercise of 3,572,969 warrants issued upon the acquisition of Solana for $7.1 million or $2.01 per share.

Supplementary Data (Unaudited)

1) Oil and Gas Producing Activities

The following oil and gas information is provided in accordance with ASC 932, “Extractive Activities – Oil and Gas”. In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting” to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances. The disclosure included in the following supplementary financial information conforms to the new requirements as disclosed in Note 2 of the December 31, 2009 consolidated financial statements.

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

PROVED RESERVES NET OF ROYALTIES (1)

Crude oil is in barrels and	Colombia		Argentina		Total
natural gasis in millioncubic feet	Oil	Gas	Oil	Gas	Oil	Gas
Proved Developed and Undeveloped Reserves, December 31, 2006	1,095,000	-	1,895,000	1,465	2,990,000	1,465
Extensions and Discoveries	3,477,000	-	-	-	3,477,000	-
Purchases of Reserves in Place	-	-	-	-	-	-
Production	(333,157)	-	(207,912)	(27)	(541,069)	(27)
Revisions of Previous Estimates	144,157	-	347,912	(1,438)	492,069	(1,438)
Proved Developed and Undeveloped Reserves, December 31, 2007	4,383,000	-	2,035,000	-	6,418,000	-
Extensions and Discoveries	5,344,202	-	377,300	-	5,721,502	-
Purchases of Reserves in Place	9,016,148	1,179	-	-	9,016,148	1,179
Production	(1,085,198)	(15)	(242,947)	-	(1,328,145)	(15)
Revisions of Previous Estimates	22,848	(2)	(612,353)	-	(589,505)	(2)
Proved Developed and Undeveloped reserves, December 31, 2008	17,681,000	1,162	1,557,000	-	19,238,000	1,162
Extensions and Discoveries	2,025,000	-	-	-	2,025,000	-
Purchases of Reserves in Place	(113,000)	-	-	-	(113,000)	-
Production	(4,284,230)	(49)	(337,316)	-	(4,621,546)	(49)
Revisions of Previous Estimates	5,482,230	-	71,316	756	5,553,546	756
Proved Developed and Undeveloped Reserves, December 31, 2009	20,791,000	1,113	1,291,000	756	22,082,000	1,869
Proved Developed Reserves, December 31, 2007 (2)	3,444,000	-	1,819,000	-	5,263,000	-
Proved Developed Reserves, December 31, 2008 (2)	7,832,000	-	1,134,000	-	8,966,000	-
Proved Developed Reserves, December 31, 2009 (2)	20,194,000	1,113	1,080,000	756	21,274,000	1,869

(1)
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

(2)	Proved developed oil and gas reserves are expected to be recovered through existing wells with existing equipment and operating methods.

B. Capitalized Costs

	Proved	Unproved	Accumulated	Capitalized
	Properties	Properties	DD&A	Costs

Capitalized Costs, December 31, 2008	$419,664	$380,592	$(38,809)	$761,447
Colombia	219,128	(146,793)	(126,261)	(53,926)
Argentina	9,269	(4,302)	(8,312)	(3,345)

Capitalized Costs, December 31, 2009	$648,061	$229,497	$(173,382)	$704,176

C. Costs Incurred

	Oil and Gas
	Colombia	Argentina	Total
Total Costs Incurred before DD&A
Property Acquisition Costs
Proved	$-	$-	$-
Unproved	-	-	-
Exploration Costs	10,075	-	10,075
Development Costs	4,070	1,633	5,703
As at December 31, 2007	$52,726	$23,360	$76,086
Property Acquisition Costs
Proved	$320,773	$-	$320,773
Unproved	360,493	-	360,493
Exploration Costs	3,443	7,990	11,433
Development Costs	27,597	3,874	31,471
As at December 31, 2008	$765,032	$35,224	$800,256
Property Acquisition Costs
Proved	$-	$-	$-
Unproved	-	-	-
Exploration Costs	24,103	246	24,349
Development Costs	48,232	4,721	52,953
As at December 31, 2009	$837,367	$40,191	$877,558

D. Results of Operations for Producing Activities

	Colombia	Argentina	Total
Year ended December 31, 2007
Net Sales	$23,749	$8,104	$31,853
Production Costs	(4,097)	(6,327)	(10,424)
Exploration Expense	-	-	-
DD&A	(6,850)	(2,477)	(9,327)
Income Tax (Expense) Recovery	(1,354)	1,065	(289)
Results of Operations	$11,448	$365	$11,813
Year ended December 31, 2008
Net Sales	$103,202	$9,603	$112,805
Production Costs	(12,117)	(7,027)	(19,144)
Exploration Expense	-	-	-
DD&A	(22,183)	(3,355)	(25,538)
Income Tax (Expense) Recovery	(22,063)	1,122	(20,941)
Results of Operations	$46,839	$343	$47,182
Year ended December 31, 2009
Net Sales	$248,834	$13,795	$262,629
Production Costs	(33,091)	(7,537)	(40,628)
Exploration Expense	-	-	-
DD&A	(126,261)	(8,312)	(134,573)
Income Tax (Expense) Recovery	(25,824)	1,470	(24,354)
Results of Operations	$63,658	$(584)	$63,074

E. Standardized Measure of Discounted Future Net Cash Flows and Changes

The following disclosure is based on estimates of net proved reserves and the period during which they are expected to be produced. Future cash inflows for 2009 are computed by applying the 12 month period unweighted arithmetic average of the price as of the first day of each month within that 12 month period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions to Gran Tierra’s after royalty share of estimated annual future production from proved oil and gas reserves. Future cash inflows for 2008 and 2007 are computed by applying year end prices to Gran Tierra’s after royalty share of estimated annual future production from proved oil and gas reserves. The period end oil prices at December 31, 2009 were $61.04 for Colombia and $40.98 for Argentina. The period end oil prices at December 31, 2008 were $44.60 for Colombia and $33.94 for Argentina. The period end oil prices at December 31, 2007 were $71.28 for Colombia and $38.76 for Argentina. The calculated weighted average production costs at December 31, 2009 were $14.92 for Colombia and $20.73 for Argentina. The calculated weighted average production costs at December 31, 2008 were $12.21 for Colombia and $13.05 for Argentina. The calculated weighted average production costs at December 31, 2007 were $12.30 for Colombia and $30.24 for Argentina. Future development and production costs to be incurred in producing and further developing the proved reserves are based on year end cost indicators. Future income taxes are computed by applying year end statutory tax rates. These rates reflect allowable deductions and tax credits, and are applied to the estimated pre-tax future net cash flows.

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

The Company believes this information does not in any way reflect the current economic value of its oil and gas producing properties or the present value of their estimated future cash flows as:

•	no economic value is attributed to probable and possible reserves;

•	use of a 10% discount rate is arbitrary; and

•	prices change constantly from the 12 month period unweighted arithmetic average of the price as of the first day of each month within that 12 month period.

	Colombia	Argentina	Total
December 31, 2007
Future Cash Inflows	$393,164	$79,777	$472,941
Future Production Costs	(54,760)	(20,001)	(74,761)
Future Development Costs	(21,350)	(8,658)	(30,008)
Future Site Restoration Costs	(2,568)	(617)	(3,185)
Future Income Tax	(98,998)	(17,716)	(116,714)
Future Net Cash Flows	215,488	32,785	248,273
10% Discount Factor	(43,554)	(8,435)	(51,989)
Standardized Measure	$171,934	$24,350	$196,284
December 31, 2008
Future Cash Inflows	$734,727	$52,856	$787,583
Future Production Costs	(131,317)	(19,154)	(150,471)
Future Development Costs	(159,219)	(4,279)	(163,498)
Future Site Restoration Costs	(1,738)	(226)	(1,964)
Future Income Tax	(123,634)	(8,588)	(132,222)
Future Net Cash Flows	318,819	20,609	339,428
10% Discount Factor	(60,180)	(4,126)	(64,306)
Standardized Measure	$258,639	$16,483	$275,122
December 31, 2009
Future Cash Inflows	$1,117,879	$55,076	$1,172,955
Future Production Costs	(312,950)	(29,140)	(342,090)
Future Development Costs	(91,867)	(4,923)	(96,790)
Future Site Restoration Costs	(1,415)	(566)	(1,981)
Future Income Tax	(208,237)	(5,771)	(214,008)
Future Net Cash Flows	503,410	14,676	518,086
10% Discount Factor	(109,043)	(2,659)	(111,702)
Standardized Measure	$394,367	$12,017	$406,384

Changes in the Standardized Measure of Discounted Future Net Cash Flows

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	2009	2008	2007
Beginning of Year	$275,122	$196,284	$34,868
Sales and Transfers of Oil and Gas Produced, Net of Production Costs	(222,479)	(94,598)	(21,428)
Net Changes in Prices and Production Costs Related to Future Production	147,810	(109,116)	7,399
Extensions, Discoveries and Improved Recovery, Less Related Costs	54,388	115,089	204,151
Development Costs Incurred during the Period	59,024	28,084	5,703
Revisions of Previous Quantity Estimates	149,597	(28,716)	34,880
Accretion of Discount	38,934	28,970	4,875
Purchases of Reserves in Place	-	184,470	-
Sales of Reserves in Place	3,035	-	-
Net change in Income Taxes	(99,047)	(45,345)	(74,164)
End of Year	$406,384	$275,122	$196,284

2) Summarized Quarterly Financial Information

	Revenue and other Income	Expenses	Income (Loss) Before Income Taxes	Income Taxes	Net Income (Loss)	Basic Earnings Net Income (Loss) Per Share - Basic	Diluted Net Income (Loss) Per Share - Diluted
2009
First Quarter	$33,565	$19,518	$14,047	$(85)	$14,132	$0.06	$0.06
Second Quarter	58,511	82,586	(24,075)	4,125	(28,200)	(0.12)	(0.12)
Third Quarter	75,354	70,211	5,143	7,959	(2,816)	(0.01)	(0.01)
Fourth Quarter	96,286	53,106	43,180	12,355	30,825	0.13	0.12
	$263,716	$225,421	$38,295	$24,354	$13,941	$0.06	$0.05
2008
First Quarter	$20,819	$10,922	$9,897	$5,221	$4,676	$0.05	$0.04
Second Quarter	33,144	19,648	13,496	4,970	8,526	0.08	0.07
Third Quarter	40,339	9,480	30,859	7,872	22,987	0.20	0.18
Fourth Quarter (1)	19,727	29,540	(9,813)	2,881	(12,694)	(0.07)	(0.07)
	$114,029	$69,590	$44,439	$20,944	$23,495	$0.19	$0.16

 1) The fourth quarter reflects the results of Solana from the date of acquisition November 14, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Gran Tierra’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Gran Tierra’s management, including our principal executive and principal financial officers, Gran Tierra conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of Gran Tierra’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, independent registered chartered accountants.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no change in Gran Tierra’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Gran Tierra’s internal control over financial reporting.

 Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the internal control over financial reporting of Gran Tierra Energy Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepting auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as at and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Calgary, Canada
February 26, 2010

Item 9A(T). Controls and Procedures

Not applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2010.

The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this report, following Item 3.

The information required with respect to procedures by which security holders may recommend nominees to our Board of Directors, the composition of our Audit Committee, and whether we have an “audit committee financial expert”, is incorporated by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our Proxy Statement.

Adoption of Code of Ethics

Gran Tierra has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of its Board members, employees and executive officers, including its Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). Gran Tierra has made the Code available on its website at http://www.grantierra.com/corporate-responsibility.html.

Gran Tierra intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to Gran Tierra’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on its website at http://www.grantierra.com/corporate-responsibility.html. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2009.

Item 11. Executive Compensation

The information required regarding the compensation of our directors and executive officers is incorporated herein by reference from the information contained in the sections entitled “Executive Compensation and Related Information,” “Director Compensation,” and in the section entitled “Proposal 1 - Election of Directors” in our Proxy Statement under the headings “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required regarding security ownership of our 5% or greater stockholders and of our directors and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The information required regarding our equity compensation plans as of December 31, 2009 is incorporated herein by reference from the information contained in the section entitled “Stockholder Approval of Stock Plans” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required regarding related transactions is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” and, with respect to director independence, the section entitled “Proposal 1 - Election of Directors”, in our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required is incorporated herein by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures” in our Proxy Statement.

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

GRAN TIERRA ENERGY INC.

Date:	February 26, 2010	By:	/s/ Dana Coffield
Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 26, 2010	By:	/s/ Martin Eden
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Dana Coffield	Chief Executive Officer and President	February 23, 2010
Dana Coffield	(Principal Executive Officer)

/s/ Martin Eden	Chief Financial Officer	February 23, 2010
Martin Eden	(Principal Financial and Accounting Officer)

/s/ Jeffrey Scott	Chairman of the Board, Director	February 23, 2010
Jeffrey Scott

/s/ Verne Johnson	Director	February 23, 2010
Verne Johnson

/s/ Nicholas G. Kirton	Director	February 23, 2010
Nicholas G. Kirton

/s/ J. Scott Price	Director	February 23, 2010
J. Scott Price

/s/ Ray Antony	Director	February 23, 2010
Ray Antony

Director
Walter Dawson

EXHIBIT INDEX

Exhibit No.	Description	Reference

2.2	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

2.3	Amendment No. 2 to Arrangement Agreement, which includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (Reg. No. 333-153376), filed with the SEC on October 10, 2008.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

3.2	Fifth Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (File No. (File No. 000-52594).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Warrant issued to investors in connection with the private offering in 2005.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

4.3	Form of Warrant issued to institutional and retail investors in connection with the private offering in June 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

4.4	Details of the Goldstrike Special Voting Share.
Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656).

4.5	Goldstrike Exchangeable Share Provisions.
Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656).

4.6	Reference is made to Exhibits 10.1 through 10.10, and 10.55, below.

10.1	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

Exhibit No.	Description	Reference

10.2	Form of Registration Rights Agreement by and among Goldstrike Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.32 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.3	Form of Registration Rights Agreement by and among Gran Tierra Energy, Inc. f/k/a Goldstrike, Inc. and the purchasers named therein.	Incorporated by reference to Exhibit 10.34 to Form SB-2, as amended, filed with the Securities and Exchange Commission on December 7, 2006 (File No. 333-111656).

10.4
Form of Registration Rights Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and institutional investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.
Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.5
Form of Registration Rights Agreement, dated as of June 20, 2006, by and among Gran Tierra Energy Inc. and retail investors purchasing units of Gran Tierra Energy Inc. securities in a private offering.
Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.6	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.7	Registration Rights Agreement, dated as of June 20, 2006, by and between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

10.8	Form of Registration Rights Agreement, dated as of June 30, 2006, by and among Gran Tierra Energy Inc. and the investors in the June 30, 2006 closing of the Offering.	Incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006 (File No. 333-111656).

10.9	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.10	Form of Liquidated Damages Waiver	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007 (File No. 333-111656).

10.11	2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2008 (File No. 000-52594).

Exhibit No.	Description	Reference

10.12	Form of Option Agreement under the Company’s 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (File No. 000-52594).

10.13	Form of Grant Notice under the Company’s 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (File No. 000-52594).

10.14	Form of Exercise Notice under the Company’s 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (File No. 000-52594).

10.15	Form of Indemnity Agreement. *	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2008 (File No. 333-111656).

10.16	2005 Equity Incentive Plan. *	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (File No. 333-111656).

10.17	2008 Executive Officer Cash Bonus Compensation and 2009 Cash Compensation*	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on December 17, 2008.

10.18	Employment Agreement, dated November 4, 2008, between Gran Tierra Energy Inc. and Dana Coffield.*	Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2009.

10.19	Employment Agreement, dated June 17, 2008, between Gran Tierra Energy Inc. and Martin Eden. *	Incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008.

10.20	Employment Agreement, dated November , 2008, between Gran Tierra Energy Inc. and Edgar Dyes.*	Incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2009.

10.21	Employment Agreement, dated November 4, 2008, between Gran Tierra Energy Inc. and Max Wei. *	Incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2009.

10.22	Employment Agreement, dated June 17, 2008, between Gran Tierra Energy Inc. and Rafael Orunesu.*	Incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008.

10.23	Employment Agreement, dated November 23, 2009, between Gran Tierra Energy Inc. and Julian Garcia *	Filed herewith.

10.24	Offer Letter between Gran Tierra Energy Inc. and Shane P. O’Leary dated January 26, 2009 *	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 4, 2009.

Exhibit No.	Description	Reference

10.25	Employment Agreement between Gran Tierra Energy Inc. and Shane P. O’Leary dated as of January 26, 2009. *	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on February 4, 2009.

10.26	Refinery Contract between Refinor S.A. and Dong Wong Corporation - Golden Oil Corporation.
Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656).

10.27	Contract between Compañia General de Combustibles S.A. and Gran Tierra Energy Argentina S.A.
Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (File No. 333-111656)

10.28	Contract between Ecopetrol S.A., and Argosy Energy International, for the sale of crude oil, dated December 1, 2006	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007 (File No. 333-111656).

10.29	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008.

10.30	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008.

10.31	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on November 19, 2008.

10.32	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.33	Form of Shareholder Support Agreement Respecting the Arrangement Involving Solana Resources Limited, Gran Tierra Energy Inc. and Gran Tierra Exchangeco Inc. (Solana Shareholders)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

10.34	Form of Shareholder Support Agreement Respecting the Arrangement Involving Solana Resources Limited, Gran Tierra Energy Inc. and Gran Tierra Exchangeco Inc. (Gran Tierra Stockholders)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008.

Exhibit No.	Description	Reference

10.35	Voting and Exchange Trust Agreement, dated as of November 14, 2008, between Gran Tierra Energy Inc., Gran Tierra Exchangeco Inc. and Computershare Trust Company of Canada.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 17, 2008.

10.36	Support Agreement, dated as of November 14, 2008, between Gran Tierra Energy Inc., Gran Tierra Callco ULC and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on November 17, 2008.

10.37	Credit Agreement dated February 22, 2007, by and among Gran Tierra Energy Inc, Gran Tierra Energy Colombia, Ltd., Argosy Energy Corp., and Standard Bank Plc.	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.38	Note For Loans, dated February 22, 2007, by the Company in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.39	GP Pledge Agreement, dated as of February 22, 2007, by the Company in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.40	Partnership Pledge Agreement, dated as of February 22, 2007, by and among the Company and Argosy Energy Corp., in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.41	Collection Account Pledge Agreement, dated as of February 22, 2007, by Gran Tierra Energy Colombia, Ltd. in favor of Standard Bank Plc.	Incorporated by reference to Exhibit 10.5 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.42	ISDA 2002 Master Agreement, dated as of February 22, 2007, by and among the Company and Standard Bank Plc, and the Schedule thereto.	Incorporated by reference to Exhibit 10.6 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.43	Blocked Account Control Agreement, dated as of February 22, 2007, by and among Gran Tierra Energy Colombia, Ltd., Standard Bank Plc and JPMorgan Chase Bank.	Incorporated by reference to Exhibit 10.7 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.44	Share Pledge Agreement, dated as of February 22, 2007, by and among the Company and Standard Bank Plc.	Incorporated by reference to Exhibit 10.8 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

10.45
First Priority Open Pledge Agreement Over Credit Rights Derived From A Crude Oil Commercial Sales Agreement, dated as of February 22, 2007, by and among Gran Tierra Energy Colombia, Ltd. and Standard Bank Plc.
Incorporated by reference to Exhibit 10.9 to the current report on Form 8-K/A filed with the Securities and Exchange Commission on March 6, 2007 (File No. 333-111656).

Exhibit No.	Description	Reference

10.46	Amendment No. 1 and Waiver to Credit Agreement, dated as of January 1, 2009, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc., Argosy Energy, LLC and Standard Bank Plc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.47	Release of Partnership Pledge Agreement, dated as of January 1, 2009, by and among Gran Tierra Energy Inc., Argosy Energy, LLC and Standard Bank Plc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.48	Release of GP Pledge Agreement, dated as of January 1, 2009, by and between Gran Tierra Energy Inc. and Standard Bank Plc.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.49	Partnership Pledge Agreement, dated as of January 1, 2009, by and among GTE Colombia Holdings LLC, Argosy Energy, LLC and Standard Bank Plc.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.50	GP Pledge Agreement, dated as of January 1, 2009, by and between GTE Colombia Holdings LLC and Standard Bank Plc	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009.

10.51	Assignment and Assumption Agreement, dated as of August 24, 2009, by and among Gran Tierra Energy Inc., Gran Tierra Energy Cayman Islands Inc., and Standard Bank PLC.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

10.52
Amended and Restated Credit Agreement, dated as of August 24, 2009, by and among Gran Tierra Energy Inc., Gran Tierra Energy Colombia, Ltd., Argosy Energy, LLC, Solana Petroleum Exploration (Colombia) Limited, Solana Resources Limited, and Standard Bank PLC.
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

10.53
First Priority Open Pledge Agreement over Credit Rights Derived from Hydrocarbon Commercial Sales Agreements, dated as of August 24, 2009, by and between Solana Petroleum Exploration (Colombia) Limited and Standard Bank PLC.
Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

10.54	First Priority Open Pledge Agreement over a Commercial Establishment, dated as of August 24, 2009, by and between Solana Petroleum Exploration (Colombia) Limited and Standard Bank PLC.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

10.55
Amended and Restated First Priority Open Pledge Agreement over Credit Rights Derived from Crude Oil Commercial Sales Agreements, dated as of August 24, 2009, by and between Gran Tierra Energy Colombia, Ltd., and Standard Bank PLC.
Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

Exhibit No.	Description	Reference

10.56	Cancellation of BNP Pledge over Credit Rights, dated as of August 20, 2009, by BNP Paribas.	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

10.57	Cancellation of BNP Pledge over Commercial Establishment, dated as of August 21, 2009, by BNP Paribas.	Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

10.58	Collection Account Pledge Agreement, dated as of August 24, 2009, by and between Solana Petroleum Exploration (Colombia) Limited and Standard Bank PLC.	Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

10.59	Deposit Account Control Agreement, dated as of August 24, 2009, by and among Solana Petroleum Exploration (Colombia) Limited, BNP Paribas, and Standard Bank PLC.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

10.60
Letter regarding Pledge Agreements, dated as of August 24, 2009, by and among the Gran Tierra Energy Cayman Islands Inc, Gran Tierra Energy Colombia, Ltd., Argosy Energy, LLC, GTE Colombia Holdings LLC, and Standard Bank PLC.
Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

10.61	Release of Share Pledge Agreement, dated as of August 24, 2009, by and between Gran Tierra Energy Inc. and Standard Bank PLC.	Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010.

10.62	Employment Agreement, dated July 1, 2009, between Gran Tierra Energy Inc. and Julio Moreira *	Filed herewith.

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of GLJ Petroleum Consultants	Filed herewith.

24.1	Power of Attorney.	See signature page.

31.1	Certification of Principal Executive Officer	Filed herewith.

31.2	Certification of Principal Financial Officer	Filed herewith.

32.1	Certification of Principal Executive and Financial Officers	Filed herewith.

99.1	Gran Tierra Energy Inc. Reserves Assessment and Evaluation of Argentine and Colombian Oil and Gas Properties Corporate Summary, effective December 31, 2009	Filed herewith.

* Management contract or compensatory plan or arrangement.