Form 10-Q
period 2010-03-31
GRAN TIERRA ENERGY, INC.
filed 2010-05-10
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 001-34018

GRAN TIERRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0479924
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
300, 625 11th Avenue S.W. Calgary, Alberta, Canada	T2R 0E1
(Address of principal executive offices)	(Zip code)
(403) 265-3221
(Registrant’s telephone number,
including area code)

300, 611 10th Avenue SW
Calgary, Alberta, Canada  T2R 0B2
(Former Address, Changed Since Last Report)

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

On May 7, 2010, the following numbers of shares of the registrant’s capital stock were outstanding: 233,606,307 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value,  representing 8,446,032 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and  one share of Special B Voting Stock, $0.001 par value,  representing 11,566,398 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2010	2009

REVENUE AND OTHER INCOME
Oil and natural gas sales	$92,932	$33,151
Interest	178	414
	93,110	33,565
EXPENSES
Operating	10,185	7,086
Depletion, depreciation, accretion, and impairment	40,343	27,529
General and administrative	7,190	5,125
Derivative financial instruments gain (Note 10)	(44)	-
Foreign exchange loss (gain)	14,294	(20,222)
	71,968	19,518

INCOME BEFORE INCOME TAXES	21,142	14,047
Income tax (expense) recovery (Note 7)	(11,182)	85
NET INCOME AND COMPREHENSIVE INCOME	9,960	14,132
RETAINED EARNINGS, BEGINNING OF PERIOD	20,925	6,984
RETAINED EARNINGS, END OF PERIOD	$30,885	$21,116

NET INCOME PER SHARE — BASIC	$0.04	$0.06
NET INCOME PER SHARE — DILUTED	$0.04	$0.06
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	248,818,662	238,907,060
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	256,863,106	248,914,219

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share Amounts)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$265,676	$270,786
Restricted cash	240	1,630
Accounts receivable	87,024	35,639
Inventory (Note 2)	4,160	4,879
Taxes receivable	1,721	1,751
Prepaids	2,489	1,820
Deferred tax assets (Note 7)	4,311	4,252

Total Current Assets	365,621	320,757

Oil and Gas Properties (using the full cost method of accounting)
Proved	454,217	474,679
Unproved	234,400	234,889

Total Oil and Gas Properties	688,617	709,568

Other capital assets	4,039	3,175

Total Property, Plant and Equipment (Note 4)	692,656	712,743

Other Long Term Assets
Restricted cash	840	162
Deferred tax assets (Note 7)	6,903	7,218
Other long term assets	315	347
Goodwill	102,581	102,581

Total Other Long Term Assets	110,639	110,308

Total Assets	$1,168,916	$1,143,808

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)
(Thousands of U.S. Dollars, Except Share Amounts)

	March 31,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 8)	$22,149	$36,786
Accrued liabilities (Note 8)	35,204	40,229
Derivative financial instruments (Note 10)	-	44
Taxes payable	40,804	28,087
Asset retirement obligation (Note 6)	450	450

Total Current Liabilities	98,607	105,596

Long Term Liabilities
Deferred tax liabilities (Note 7)	218,981	216,625
Deferred remittance tax (Note 7)	944	903
Asset retirement obligation (Note 6)	4,387	4,258

Total Long Term Liabilities	224,312	221,786

Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common shares (Note 5)	3,022	1,431
(232,937,045 and 219,459,361 common shares and 20,488,841 and 24,639,513 exchangeable shares, par value $0.001 per share, issued and outstanding as at March 31, 2010 and December 31, 2009 respectively)

Additional paid in capital	808,912	766,963
Warrants	3,178	27,107
Retained earnings	30,885	20,925

Total Shareholders’ Equity	845,997	816,426

Total Liabilities and Shareholders’ Equity	$1,168,916	$1,143,808

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2010	2009

Operating Activities
Net income	$9,960	$14,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depletion, depreciation, accretion, and impairment	40,343	27,529
Deferred taxes	(10,054)	(3,982)
Stock based compensation (Note 5)	1,362	1,125
Unrealized (gain) loss on financial instruments (Note 10)	(44)	87
Unrealized foreign exchange loss (gain)	12,707	(18,298)
Settlement of asset retirement obligations (Note 6)	-	(52)
Net changes in non-cash working capital
Accounts receivable	(46,208)	(25,260)
Inventory	97	(57)
Prepaids	(669)	(460)
Accounts payable and accrued liabilities	(17,796)	(3,176)
Taxes receivable and payable	12,747	774

Net cash provided by (used in) operating activities	2,445	(7,638)

Investing Activities
Restricted cash	712	-
Additions to property, plant and equipment	(27,072)	(21,627)
Proceeds from disposition of oil and gas property	600	-
Long term assets and liabilities	32	(299)

Net cash used in investing activities	(25,728)	(21,926)

Financing Activities
Proceeds from issuance of common shares	18,173	520

Net cash provided by financing activities	18,173	520

Net decrease in cash and cash equivalents	(5,110)	(29,044)
Cash and cash equivalents, beginning of period	270,786	176,754

Cash and cash equivalents, end of period	$265,676	$147,710

Cash	$101,580	$22,877
Term deposits	164,096	124,833
Cash and cash equivalents, end of period	$265,676	$147,710

Supplemental cash flow disclosures:
Cash paid for taxes	$10,147	$1,540
Non-cash investing activities:
Non-cash working capital related to property, plant and equipment	$10,328	$8,413

 (See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009

Share Capital
Balance, beginning of period	$1,431	$226
Issue of common shares	1,591	1,205

Balance, end of period	3,022	1,431

Additional Paid in Capital
Balance, beginning of period	766,963	754,832
Issue of common shares	13,995	2,650
Exercise of warrants (Note 5)	23,929	2,777
Exercise of stock options (Note 5)	2,587	1,080
Stock based compensation expense (Note 5)	1,438	5,624

Balance, end of period	808,912	766,963

Warrants
Balance, beginning of period	27,107	29,884
Exercise of warrants (Note 5)	(23,929)	(2,777)

Balance, end of period	3,178	27,107

Retained Earnings
Balance, beginning of period	20,925	6,984
Net income	9,960	13,941

Balance, end of period	30,885	20,925

Total Shareholders’ Equity	$845,997	$816,426

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

2. Significant Accounting Policies

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company as at March 31, 2010, the results of its operations and its cash flows for the three month periods ended March 31, 2010 and 2009.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010. The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company’s 2009 Annual Report on Form 10-K and are the same policies followed in these unaudited interim consolidated financial statements, except as disclosed below. The Company has evaluated all subsequent events through to the date these unaudited interim consolidated financial statements were issued.

Inventory

Crude oil inventories at March 31, 2010 and December 31, 2009 are $2.9 million and $3.8 million, respectively. Supplies at March 31, 2010 and December 31, 2009 are $1.3 million and $1.1 million, respectively.

New Accounting Pronouncements

Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued revised accounting standards to improve financial reporting by enterprises involved with variable interest entities. The standards replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or, (2) the right to receive benefits from the entity. The implementation of this standard did not materially impact the Company’s consolidated financial position, operating results or cash flows.

Subsequent Events
In February 2010, the FASB issued Accounting Standards Update (“ASU”), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  This ASU was effective upon issuance.  The implementation of this update did not materially impact the Company’s consolidated financial position, operating results or cash flows.

Fair Value Measurements
In January 2010, the FASB issued ASU, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This ASU amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferred into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The implementation of this update on January 1, 2010 did not materially impact the Company’s consolidated financial position, operating results or cash flows.

3. Segment and Geographic Reporting

The Company’s reportable operating segments are Colombia and Argentina based on a geographic organization. The Company is primarily engaged in the exploration and production of oil and natural gas. Peru and Brazil are not reportable segments because the level of activity is not significant at this time and are included as part of the Corporate segment. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from oil and natural gas operations before income taxes.

The following tables present information on the Company’s reportable geographic segments:

	Three Months Ended March 31, 2010
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$89,433	$3,499	$-	$92,932
Interest income	77	16	85	178
Depreciation, depletion and accretion	35,006	1,567	70	36,643
Impairment of carrying value of oil and natural gas properties	-	3,700	-	3,700
Depreciation, depletion and accretion - per unit of production	27.58	20.59	-	27.24
Impairment of carrying value of oil and natural gas properties - per unit of production	-	48.61	-	2.75
Segment income (loss) before income taxes	28,760	(4,644)	(2,974)	21,142
Segment capital expenditures	$17,553	$660	$1,291	$19,504

	Three Months Ended March 31, 2009
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$30,275	$2,876	$-	$33,151
Interest income	224	40	150	414
Depreciation, depletion and accretion	25,923	1,530	76	27,529
Depreciation, depletion and accretion - per unit of production	30.16	18.26	-	29.19
Segment income (loss) before income taxes	17,581	(446)	(3,088)	14,047
Segment capital expenditures	$17,932	$448	$786	$19,166

	As at March 31, 2010
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$665,147	$19,909	$7,600	$692,656
Goodwill	102,581	-	-	102,581
Other assets	150,859	13,253	209,567	373,679
Total Assets	$918,587	$33,162	$217,167	$1,168,916

	As at December 31, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$681,854	$24,510	$6,379	$712,743
Goodwill	102,581	-	-	102,581
Other assets	123,380	12,574	192,530	328,484
Total Assets	$907,815	$37,084	$198,909	$1,143,808

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. In 2010, the Company has one significant customer for its Colombian crude oil, Ecopetrol S.A. (“Ecopetrol”), a Colombian government agency. Sales to Ecopetrol accounted for 96% of the Company’s revenues in the first quarter of 2010. In Argentina, the Company has one significant customer, Refineria del Norte S.A (“Refiner”). Sales to Refiner accounted for 3% of the Company’s revenues in the first quarter of 2010.

4. Property, Plant and Equipment

	As at March 31, 2010			As at December 31, 2009
(Thousands of U.S. Dollars)	Cost	Accumulated DD&A	Net book value	Cost	Accumulated DD&A	Net book value
Oil and natural gas properties
Proved	$667,151	$(212,934)	$454,217	$648,061	$(173,382)	$474,679
Unproved	234,400	-	234,400	234,889	-	234,889
	901,551	(212,934)	688,617	882,950	(173,382)	709,568
Furniture and fixtures and leasehold improvements	4,294	(2,206)	2,088	3,843	(2,185)	1,658
Computer equipment	3,628	(1,947)	1,681	3,148	(1,907)	1,241
Automobiles	542	(272)	270	513	(237)	276
Total Property, Plant and Equipment	$910,015	$(217,359)	$692,656	$890,454	$(177,711)	$712,743

Depreciation, depletion, accretion and impairment for the three months ended March 31, 2010 included a $3.7 million ceiling test impairment loss in our Argentina cost center.

During the three months ended March 31, 2010, the Company capitalized $0.6 million (year ended December 31, 2009 - $1.6 million) of general and administrative expenses related to the Colombian full cost center, including $0.1 million (year ended December 31, 2009 - $0.2 million) of stock based compensation expense, and $0.2 million (year ended December 31, 2009 - $0.6 million) of general and administrative expenses in the Argentina full cost center, including $25,000 (year ended December 31, 2009 - $0.1 million) of stock based compensation.

The unproved oil and natural gas properties at March 31, 2010 consist of exploration lands held in Colombia, Argentina and Peru. As at March 31, 2010, the Company had $228.1 million (December 31, 2009 - $229.1 million) in unproved assets in Colombia, $0.5 million (December 31, 2009 - $0.4 million) of unproved assets in Argentina and $5.8 million (December 31, 2009 - $5.4 million) of unproved assets in Peru. These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

5. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share and two shares are designated as special voting stock, par value $0.001 per share. On June 16, 2009, the shareholders of Gran Tierra approved an amendment to the Articles of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 570,000,000 shares. As at March 31, 2010, outstanding share capital consists of 232,937,045 common voting shares of the Company, 12,042,809 exchangeable shares of Gran Tierra Exchange Co., automatically exchangeable on November 14, 2013, and 8,446,032 exchangeable shares of Goldstrike Exchange Co., automatically exchangeable on November 10, 2012. The exchangeable shares of Gran Tierra Exchange Co, were issued upon acquisition of Solana. The exchangeable shares of Gran Tierra Goldstrike Inc. were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. Each exchangeable share is exchangeable into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the Company’s board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have substantially the same rights as holders of common voting shares.

Warrants

At March 31, 2010, the Company has 3,846,362 warrants outstanding to purchase 1,923,181 common shares for $1.25 per share, expiring between September 1, 2010 and February 2, 2011, and 9,992,520 warrants outstanding to purchase 4,996,260 common shares for $1.05 per share, expiring between June 20, 2012 and June 30, 2012. For the three months ended March 31, 2010, 8,118,018 common shares were issued upon the exercise of 9,090,098 warrants (three months ended March 31, 2009, 789,317 common shares were issued upon the exercise of 2,069,300 warrants). Included in warrants exercised in the three months ended March 31, 2010 are 7,145,938 warrants to purchase 7,145,938 common shares for $14.4 million, assumed on the acquisition of Solana Resources Limited in November 2008.

Stock Options

As at March 31, 2010, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire shares of the Company’s common stock. On November 14, 2008, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the number of shares of common stock available for issuance thereunder from 9,000,000 shares to 18,000,000 shares.

The Company grants options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or three months after the grantee’s end of service to the Company, whichever occurs first. At the time of grant, the exercise price equals the market price. For the three months ended March 31, 2010, 1,208,994 common shares were issued upon the exercise of 1,208,994 stock options (three months ended March 31, 2009 – 43,820). The following options are outstanding as of March 31, 2010:

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Balance, December 31, 2009	11,088,616	$2.43
Granted in 2010	2,700,000	5.90
Exercised in 2010	(1,208,994)	(2.14)
Forfeited in 2010	(111,668)	(2.48)
Balance, March 31, 2010	12,467,954	$3.20

The weighted average grant date fair value for options granted in 2010 was $3.33. The intrinsic value of options exercised for the three months ended March 31, 2010 was $4.5 million (three months ended March 31, 2009 - $75,890).

The table below summarizes stock options outstanding at March 31, 2010:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of Exercise Prices ($/option)	Options	$/Option	Expiry Years
0.50 to 1.30	1,965,671	$1.05	6.1
1.31 to 2.00	320,974	1.75	6.8
2.01 to 3.50	6,401,309	2.45	8.4
3.51 to 5.50	585,000	4.42	9.5
5.51 to 7.75	3,195,000	5.96	9.8
Total	12,467,954	$3.20	8.4

The aggregate intrinsic value of options outstanding at March 31, 2010 is $37.7 million based on the Company’s closing stock price of $5.90 for that date. At March 31, 2010, there was $11.3 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years.

For the three months ended March 31, 2010, the stock based compensation expense was $1.4 million (three months ended March 31, 2009 - $1.3 million) of which $1.1 million (three months ended March 31, 2009 - $1.0 million) was recorded in general and administrative expense and $0.2 million was recorded in operating expense in the consolidated statement of operations (three months ended March 31, 2009 – $0.1 million). For the three months ended March 31, 2010, $0.1 million of stock based compensation was capitalized as part of exploration and development costs (three months ended March 31, 2009 – $0.2 million).

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

	Three Months Ended March 31,
	2010		2009
Dividend yield (per share)	$	nil	$	nil
Volatility		90%		97%
Risk-free interest rate		0.4%		0.6%
Expected term		3 years		3 years
Estimated forfeiture percentage (per year)		10%		10%

Weighted Average Shares Outstanding

	Three Months Ended March 31,
	2010	2009
Weighted average number of common and exchangeable shares outstanding	248,818,662	238,907,060
Shares issuable pursuant to warrants	5,518,333	9,903,126
Shares issuable pursuant to stock options	5,013,174	2,750,940
Shares to be purchased from proceeds of stock options	(2,487,063)	(2,646,907)
Weighted average number of diluted common and exchangeable shares outstanding	256,863,106	248,914,219

Net Income Per Share

For the three month period ended March 31, 2010, options to purchase 3,195,000 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive. For the three months ended March 31, 2009, options to purchase 504,850 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive.

6. Asset Retirement Obligation

As at March 31, 2010, the Company’s asset retirement obligation was comprised of a Colombian obligation in the amount of $3.6 million (December 31, 2009 - $3.5 million) and an Argentine obligation in the amount of $1.2 million (December 31, 2009 - $1.2 million). The undiscounted asset retirement obligation is $7.8 million. Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties were as follows:

	Three Months Ended	Year Ended
(Thousands of U.S. Dollars)	March 31, 2010	December 31, 2009
Balance, beginning of period	$4,708	$4,251
Settlements	-	(52)
Disposal	-	(734)
Liability incurred	39	921
Foreign exchange	17	24
Accretion	73	298
Balance, end of period	$4,837	$4,708

Asset retirement obligation - current	$450	$450
Asset retirement obligation - long term	4,387	4,258
Balance, end of period	$4,837	$4,708

7. Income Taxes

The income tax expense (recovery) reported differ from the amount computed by applying the US statutory rate to income before income taxes for the following reasons:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2010	2009 (1)
Income before income taxes	$21,142	$14,047
	35.00%	35.00%
Income tax expense expected	7,400	4,916
Permanent differences	1,816	440
Foreign currency translation adjustments	4,166	(5,926)
Impact of foreign taxes	(840)	97
Enhanced tax depreciation incentive	(1,292)	(859)
Stock based compensation	449	333
Increase in valuation allowance	1,721	2,726
Partnership and branch loss pick-up in the United States and Canada	(1,248)	(1,812)
Other	(990)	-
Total income tax expense (recovery)	$11,182	$(85)

Current income tax	21,236	3,897
Deferred tax recovery	(10,054)	(3,982)
Total income tax expense (recovery)	$11,182	$(85)

(1)
For the three months ended March 31, 2010, the Company has used the United States statutory tax rate of 35% in the reconciliation of income taxes. Previously, the Company used the Canadian statutory rate in the reconciliation. This change was determined on the basis that Gran Tierra is a United States resident corporation and a reconciliation beginning with the United States statutory tax rate is more informative. The 2009 comparative income tax reconciliation has been recomputed using the United States statutory rate. This change in presentation has no impact on the income tax amounts reported in the consolidated statements of operations for the three months ended March 31, 2009.

	As at
(Thousands of U.S. Dollars)	March 31, 2010	December 31, 2009
Deferred Tax Assets
Tax benefit of loss carryforwards	$21,828	$22,318
Tax basis in excess of book value	3,150	1,691
Foreign tax credits and other accruals	15,674	15,508
Capital losses	1,645	1,481
Deferred tax assets before valuation allowance	42,297	40,998
Valuation allowance	(31,083)	(29,528)
	$11,214	$11,470

Deferred tax assets - current	$4,311	$4,252
Deferred tax assets - long-term	6,903	7,218
	11,214	11,470

Deferred Tax Liabilities
Long-term - book value in excess of tax basis	(218,981)	(216,625)

Net Deferred Tax Liabilities	$(207,767)	$(205,155)

The Company was required to calculate a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this law; therefore, no further remittance tax liabilities will be accrued. The historical balance which was included in the Company’s financial statements as of March 31, 2010 was $0.9 million (December 31, 2009 - $0.9 million).

As at March 31, 2010, the Company has deferred tax assets relating to net operating loss carryforwards of $21.8 million (December 31, 2009 - $22.3 million) and capital losses of $1.6 million (December 31, 2009 - $1.5 million) before valuation allowances. Of these losses, $16.9 million (December 31, 2008 - $18.2 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses, $0.1 million (December 31, 2009 - $0.1 million) will begin to expire by 2011 and $23.4 million of net operating losses (December 31, 2009 - $23.7 million) will begin to expire thereafter.

8. Accounts Payable and Accrued Liabilities

The balances in accounts payable and accrued liabilities and are comprised of the following:

	As at March 31, 2010
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$15,994	$231	$689	$16,914
Payroll	2,005	149	799	2,953
Audit, legal, and consultants	-	-	1,212	1,212
General and administrative	3,340	240	208	3,788
Operating	31,295	1,191	-	32,486
Total	$52,634	$1,811	$2,908	$57,353

	As at December 31, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$17,723	$844	$213	$18,780
Payroll	1,792	339	1,052	3,183
Audit, legal, and consultants	-	137	1,472	1,609
General and administrative	2,542	284	213	3,039
Operating	48,756	1,648	-	50,404
Total	$70,813	$3,252	$2,950	$77,015

9. Commitments and Contingencies

Leases

Gran Tierra holds three categories of operating leases: office, vehicle and housing. The Company pays monthly amounts of $173,000 for office leases, $12,000 for vehicle leases and $6,000 for certain employee accommodation leases in Colombia, Argentina, Peru, and Brazil. Future lease payments at March 31, 2010 are as follows:

	As at March 31, 2010
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$6,424	$2,278	$2,917	$1,229	$-
Software and telecommunication	1,610	1,083	527	-	-
Drilling, completion, facility construction and oil transportation services	44,386	43,828	558	-	-
Total	$52,420	$47,189	$4,002	$1,229	$-

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

10. Financial Instruments, Fair Value Measurements and Credit Risk

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and derivative financial instruments. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. As at March 31, 2010, the fair values of financial instruments approximate their book amounts due to the short term maturity of these instruments. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. The book value of the accounts receivable reflects management’s assessment of the associated credit risks.

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s deferred tax liability, a monetary liability, which is denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $110,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. For the three months ended March 31, 2010, the Company had one significant customer for its Colombian crude oil, Ecopetrol. In Argentina, the Company had one significant customer, Refineria del Norte S.A.

The Company recognizes the fair value of its derivative instruments as assets or liabilities on the balance sheet. The Company currently does not have any financial derivatives. Previously, none of the Company's derivative instruments qualified as fair value hedges or cash flow hedges, and accordingly, changes in fair value of the derivative instruments were recognized as income or expense in the consolidated statement of operations and retained earnings with a corresponding adjustment to the fair value of derivative instruments recorded on the balance sheet.

11. Related Party Transaction

On February 1, 2009, the Company entered into a sublease for office space with a company (“sublessee”), of which two of Gran Tierra’s directors are shareholders and directors and one such director is an officer of the sublessee. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $8,000 per month plus approximately $4,600 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary, Alberta, Canada real estate market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our projected financial position and results, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct nor can we assure adequate funding will be available to execute our planned future capital program. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, those set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.   Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements as set out in Part I – Item 1 of this Quarterly Report on Form 10-Q, as well as the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 26, 2010.

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

Financial and Operational Highlights
(Thousands of U.S. Dollars, Except Per Share Amounts)

	Three Months Ended March 31,
	2010	2009	% Change

Production - Barrels of Oil Equivalent per Day	14,949	10,480	43

Prices Realized - Per Barrel of Oil Equivalent	$69.07	$35.15	97

Revenue and Other Income ($000's)	$93,110	$33,565	177

Net Income ($000's)	$9,960	$14,132	(30)

Net Income Per Share - Basic	$0.04	$0.06	(33)

Net Income Per Share - Diluted	$0.04	$0.06	(33)

Funds Flow From Operations (1)	$54,274	$20,593	164

Capital Expenditures ($000's)	$19,504	$19,166	2

(1) Gran Tierra has disclosed a non-GAAP measure “funds flow from operations” which does not have any standardized meaning prescribed under GAAP. Management uses this financial measure to analyze operating performance and the income (loss) generated by Gran Tierra’s principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze operating performance and Gran Tierra’s financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income (loss) or other measures of financial performance as determined in accordance with GAAP. Gran Tierra’s method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from operations, as presented, is net income (loss) adjusted for depletion, depreciation and accretion, deferred taxes, stock based compensation, unrealized loss (gain) on financial instruments and unrealized foreign exchange losses (gains).

	Three Months Ended March 31,
Funds Flow From Operations - Non-GAAP Measure	2010	2009

Net income	$9,960	$14,132
Adjustments to reconcile net income to funds flow from operations
Depletion, depreciation, accretion, and impairment	40,343	27,529
Deferred taxes	(10,054)	(3,982)
Stock-based compensation	1,362	1,125
Unrealized (gain) loss on financial instruments	(44)	87
Unrealized foreign exchange loss (gain)	12,707	(18,298)
Funds Flows From Operations	$54,274	$20,593

	As at
	March 31, 2010	December 31, 2009	% Change

Cash & Cash Equivalents ($000's)	$265,676	$270,786	(2)

Working Capital (including cash & cash equivalents) ($000's)	$267,014	$215,161	24

Property, Plant & Equipment ($000's)	$692,656	$712,743	(3)

Financial Highlights for Three Months Ended March 31, 2010

•
In the first quarter of 2010, oil and gas production (net after royalty and inventory adjustments) averaged 14,949 barrels of oil equivalent per day (“BOEPD”), an increase of 43% over the same period in 2009, due mainly to production of crude oil from three new development wells in the Costayaco field in the Chaza Block in Colombia where Gran Tierra has a 100% working interest.

•	Revenue and other income increased by 177% over the same period in 2009 due to increased production and higher oil prices.

•
Net income of $10.0 million or $0.04 per share basic and diluted, compared to net income of $14.1 million or $0.06 per share basic and diluted in 2009. Net income was impacted by a foreign exchange loss, of which $12.7 million is an unrealized non-cash foreign exchange loss, resulting from the translation of a deferred tax liability recorded on the purchase of Solana. The deferred tax liability is denominated in Colombian pesos and the devaluation of 6% in the U.S. dollar against the Colombian Peso in the current quarter resulted in the foreign exchange loss.

•
Funds flow from operations for the three months ended March 31, 2010 increased 164% over the same quarter in the prior year primarily as a result of increased production from three additional development wells drilled in Colombia and a 96% improvement in the oil price received for that production.

•
Oil and gas property expenditures for the first quarter of 2010 include the successful drilling of the Juanambu – 2 well in the Guayuyaco block, in addition to facility construction and drilling site preparations in the Costayaco block.

•
Our cash and cash equivalents position of $265.7 million at March 31, 2010 decreased from $270.8 million at December 31, 2009 as a result of year-to-date capital expenditures, partially offset by cash provided by operating activities and proceeds from the issue of shares on the exercise of stock options and warrants.

•
Working capital (including cash and cash equivalents) was $267.0 million at March 31, 2010, which is a $51.9 million increase from December 31, 2009, due mainly to the increase in accounts receivable from year end. Accounts receivable at any period end other than year end include two months of oil sales in Colombia. Year end accounts receivable, traditionally include less than one month of oil sales as our purchaser prefers to settle all other outstanding amounts.

•
Property, plant and equipment as at March 31, 2010 was $692.7 million, a decrease from December 31, 2009, primarily as a result of depletion, depreciation and accretion (“DD&A”), partially offset by capital additions.

Operational Highlights for the Three Months Ended March 31, 2010

•
Successful Production Testing of Juanambu - 2

In February 2010, we completed logging operations of the Juanambu - 2 development well in the Juanambu field discovered in 2007 in the Guayuyaco Block in Colombia.  Testing of the well was completed early in March 2010 and the well came on production later in the month.

•
Moqueta - 1 Civil Work Completed

Location construction for the Moqueta - 1 exploration well in the Chaza Block in Colombia, approximately 5 kilometers north of the Costayaco field, was mostly completed by the end of March 2010. Drilling of the well is expected to begin in May 2010.

•	Costayaco - 11 Civil Work Commenced In March 2010, we commenced civil work for the Costayaco - 11 injector well in the Chaza Block in Colombia. Drilling of the well is expected to begin in May 2010.

•
Dantayaco -1  Exploration Well

Drilling was completed on the Dantayaco - 1 exploration well in the Chaza Block, in the Putumayo basin of Colombia, at the end of 2009. During testing, only formation water was recovered and the well was plugged and abandoned on January 3, 2010.

•
Environmental Impact Assessment (“EIA”) Approval in Peru

The EIA approval for seismic and drilling operations has been approved for Block 128, Marañon Basin, Peru. Amendments to this approval are being reviewed. Seismic crew mobilization is planned for the second quarter, with drilling of up to four wells in Peru expected to commence in the third quarter, and continue through the fourth quarter, of 2010.

Consolidated Results of Operations

	Three Months Ended March 31,
Consolidated Results of Operations	2010	2009	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$92,932	$33,151	180
Interest	178	414	(57)
	93,110	33,565	177

Operating expenses	10,185	7,086	44
Depletion, depreciation, accretion, and impairment	40,343	27,529	47
General and administrative expenses	7,190	5,125	40
Foreign exchange loss (gain)	14,294	(20,222)	171
Derivative financial instruments gain	(44)	-	-
	71,968	19,518	269

Income before income taxes	21,142	14,047	51
Income tax (expense) recovery	(11,182)	85	(13,255)
Net income	$9,960	$14,132	(30)

Production, Net of Royalties

Oil and NGL's ("bbl") (1)	1,341,682	935,048	43
Natural gas ("mcf") (1)	22,518	49,028	(54)
Total production ("boe") (1) (2)	1,345,435	943,219	43

Average Prices

Oil and NGL's ("per bbl")	$69.20	$35.27	96
Natural gas ("per mcf")	$3.90	$3.48	12

Consolidated Results of Operations ("per boe")

Oil and natural gas sales	$69.07	$35.15	97
Interest	0.13	0.44	(70)
	69.20	35.59	94

Operating expenses	7.57	7.51	1
Depletion, depreciation, accretion, and impairment	29.99	29.19	3
General and administrative expenses	5.34	5.43	(2)
Foreign exchange loss (gain)	10.62	(21.44)	150
Derivative financial instruments gain	(0.03)	-	-
	53.49	20.69	158

Income before income taxes	15.71	14.90	5
Income tax (expense) recovery	(8.31)	0.09	(9,333)
Net income	$7.40	$14.99	51

(1) Gas volumes are converted to barrel of oil equivalent (“boe”) at the rate of six thousand cubic feet (“mcf”) of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which is not necessarily indicative of the relationship of oil and gas prices. At December 31, 2009, Gran Tierra changed from the conversion of gas volumes to boe at a rate of 20 mcf of gas per barrel of oil to provide volume information consistent with standard industry practice and to reflect natural gas’s relative energy content to a barrel of oil. As a result, the 2009 boe volumes presented have increased by 5,720 boe from those volumes previously disclosed. Natural gas liquids (“NGL”) volumes are converted to boe on a one-to-one basis with oil.
(2) Production represents production volumes adjusted for inventory changes.

Consolidated Results of Operations for the Three Months Ended March 31, 2010 Compared to the Results for the Three Months Ended March 31, 2009

Net income of $10.0 million, or $0.04 per share basic and diluted, was recorded for the three months ended March 31, 2010 compared to net income of $14.1 million, or $0.06 per share basic and diluted, for the same period in 2009. Higher oil revenues due to increased production and higher prices, more than offset increased operating, DD&A, and general and administrative expenses (“G&A”) for the current quarter. Net income for the first quarter of 2010 included a foreign exchange loss of $14.3 million, of which $12.7 million is an unrealized non-cash foreign exchange loss. Net income for the first quarter of 2009 included a $20.2 million foreign exchange gain, of which $18.3 million was an unrealized non-cash foreign exchange gain.

Crude oil and NGL production, net after royalties, for the three months ended March 31, 2010 increased to 1,341,682 barrels compared to 935,048 barrels for the same period in 2009 due mainly to increased production from our Colombia operations. Average realized crude oil prices for the current quarter increased to $69.20 per barrel from $35.27 per barrel for the first three months of 2009 reflecting higher West Texas Intermediate (“WTI”) oil prices.

Revenue and interest increased 177% to $93.1 million for the three months ended March 31, 2010 compared to $33.6 million in the same period in 2009 due to an increase of 43% in crude oil production, mainly due to three new development wells in the Costayaco field, and increased crude oil prices.

Operating expenses for the first quarter of 2010 amounted to $10.2 million, a 44% increase from the same period in 2009 due to expanded operations and increased production levels in Colombia. For the three months ended March 31, 2010, operating expenses on a boe basis were $7.57 per boe, a slight increase over the same period in 2009.

DD&A expense for the current quarter increased to $40.3 million compared to $27.5 million for the same quarter in 2009 due to increased production levels and a $3.7 million ceiling test impairment loss in our Argentina cost center. On a boe basis, DD&A for the three months ended March 31, 2010 was $29.99 compared to $29.19 for the same period in 2009.

G&A expenses of $7.2 million for the three months ended March 31, 2010, were 40% higher than the same period in 2009 primarily due to increased employee related costs reflecting the expanded operations in Colombia. However, due to higher production in 2010, G&A expenses per boe decreased 2% to $5.34 per boe for the current quarter, compared to $5.43 per boe for the first quarter of 2009.

The foreign exchange loss of $14.3 million, of which $12.7 million is an unrealized non-cash foreign exchange loss, for the first quarter of 2010 primarily represents a foreign exchange loss resulting from the translation of a deferred tax liability recorded on the purchase of Solana. In the first quarter of 2009, a $20.2 million foreign exchange gain was recorded, of which $18.3 million was an unrealized non-cash foreign exchange gain, primarily as a result of the translation of the Solana deferred tax liability. The deferred tax liability is denominated in Colombian pesos and the devaluation of 6% in the U.S. dollar against the Colombian Peso in the current quarter resulted in the foreign exchange loss. This compares to a 14% appreciation in the U.S. dollar against the Colombian Peso for the three months ended March 31, 2009 which resulted in the foreign exchange gain recorded in that period.

Income tax expense for the three months ended March 31, 2010 amounted to $11.2 million compared to an income tax recovery of $0.1 million recorded in the same period in 2009. The increase of $11.3 million in income tax expense over the same period in 2009 is primarily due to higher income before income taxes from increased oil prices received and higher production over the same period in the prior year as previously discussed. The effective tax rate to March 31, 2010 is 53% and has increased from the same period in 2009 primarily due to the increase in the foreign translation losses that are neither taxable nor deductible for tax purposes in each of the respective jurisdictions. The variance from the 35% U.S. statutory rate for the first quarter of 2010 results from non-deductible foreign currency translation losses as described above and an increase in valuation allowances taken on losses incurred in the U.S., Canada, Peru and Brazil, offset by enhanced tax depreciation taken on oil and gas capital expenditures. The variance from the 35% U.S. statutory rate for the first quarter of 2009 is primarily attributable to foreign translation gains that are not taxable for tax purposes in each of the respective jurisdictions recognition and valuation allowances taken on losses incurred in the U.S., Canada, and Peru.

Segmented Results of Operations

Our operations are carried out in Colombia, Argentina, Peru, and Brazil, and we are headquartered in Calgary, Alberta, Canada. Our reportable segments include Colombia, Argentina and Corporate with the latter including the results of our initial activities in Peru and Brazil. For the three months ended March 31, 2010, Colombia generated 96% of our revenue and other income.

Segmented Results – Colombia

	Three Months Ended March 31,
Segmented Results of Operations – Colombia	2010	2009	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$89,433	$30,275	195
Interest	77	224	(66)
	89,510	30,499	193

Operating expenses	8,102	6,098	33
Depletion, depreciation and accretion	35,006	25,923	35
General and administrative expenses	3,072	1,607	91
Foreign exchange loss (gain)	14,570	(20,710)	170
	60,750	12,918	370

Segment income before income taxes	$28,760	$17,581	64

Production, Net of Royalties

Oil and NGL's ("bbl") (1)	1,265,569	851,271	49
Natural gas ("mcf") (1)	22,518	49,028	(54)
Total production ("boe") (1) (2)	1,269,322	859,442	48

Average Prices

Oil and NGL's ("per bbl")	$70.60	$35.36	100
Natural gas ("per mcf")	$4.02	$3.48	16

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$70.46	$35.23	100
Interest	0.06	0.26	(77)
	70.52	35.49	99

Operating expenses	6.38	7.10	(10)
Depletion, depreciation and accretion	27.58	30.16	(9)
General and administrative expenses	2.42	1.87	29
Foreign exchange loss (gain)	11.48	(24.10)	148
	47.86	15.03	218

Segment income before income taxes	$22.66	$20.46	11

(1)
Gas volumes are converted to barrel of oil equivalent (“boe”) at the rate of six mcf of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which is not necessarily indicative of the relationship of oil and gas prices. At December 31, 2009, Gran Tierra changed from the conversion of gas volumes to boe at a rate of 20 mcf of gas per barrel of oil to provide volume information consistent with standard industry practice and to reflect natural gas’s relative energy content to a barrel of oil. As a result, the 2009 boe volumes presented have increased by 5,720 boe from those volumes previously disclosed. Natural gas liquids (“NGL”) volumes are converted to boe on a one-to-one basis with oil.

(2)	Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Colombia for the Three Months Ended March 31, 2010 Compared to the Results for the Three Months Ended March 31, 2009

For the three months ended March 31, 2010, income before income taxes from Colombia amounted to $28.8 million compared to income before taxes of $17.6 million recorded for the same period in 2009. This is mainly the result of  higher oil revenues due to increased oil production and higher oil prices. These factors were partially offset by higher operating expenses due to increased Colombian production and increased general and administrative expenses from expanded activities. Additionally, in the current quarter, a $14.6 million foreign exchange loss, of which $12.6 million is an unrealized non-cash foreign exchange loss, primarily due to the translation of deferred taxes, and a $9.1 million increase in DD&A also partially offset higher revenues in the period. On a per barrel basis, the pre-tax income for the three months ended March 31, 2010 was $22.66 versus $20.46 recorded for the same period in 2009. The difference is due to the same factors listed above.

For the three months ended March 31, 2010, production of crude oil and NGLs, net after royalties, increased by 49% to 1,265,569 barrels compared to 851,271 barrels for the same period in 2009. This increase is mostly due to the production from three new development wells in the Costayaco field. These production levels are after government royalties ranging from 8% to 26% and third party royalties of 2% to 10%.

Gran Tierra’s Colombian operating results for the three months ended March 31, 2010 are principally impacted by the inclusion of production from three new development wells (Costayaco – 8, – 9, and –10) in the Costayaco field and Juanambu – 2 in the Guayuyaco Block. In the first quarter of 2009, Colombia production included production from Costayaco – 1, – 2, – 3, – 4, – 5 and Juanambu – 1 along with production from the Santana Block.

Our production in the first quarter of 2009 was impacted by political and economic factors in Colombia. On November 24, 2008, we temporarily suspended production operations in the Costayaco and Juanambu oil fields. This was as a result of a declaration of a state of emergency and force majeure by Ecopetrol, due to a general strike in the region where our operations are located. On January 12, 2009, crude oil transportation resumed in southern Colombia following the lifting of the strike at the Orito facilities operated by Ecopetrol. As a result of these factors, deliveries to Ecopetrol in 2009 were reduced during the first 10 days of January.

Revenue and interest increased 193% in 2010 compared to 2009 due to an increase in net realized crude oil prices and increased production. The average net realized prices for crude oil, which are based on WTI prices, increased by 100% to $70.60 per barrel for the three months ended March 31, 2010 compared to the same period last year.

As a result of achieving gross field production of five million barrels in our Costayaco field during the month of September 2009, Gran Tierra is now subject to an additional government royalty payable. This royalty is calculated on 30% of the field production revenue over an inflation adjusted trigger point. That trigger point for Costayaco crude oil is $32.13 for 2010. Production revenue for this calculation is based on production volumes net of other government royalty volumes. Average government royalties at Costayaco with gross production of 19,000 BOPD and $80 WTI per barrel are approximately 25.7%, including the additional government royalty of approximately 18.0%. The National Hydrocarbons Agency sliding scale royalty at 19,000 BOPD is approximately 9.4% and this royalty is deductible prior to calculating the additional government royalty.

Operating expenses for the three months ended March 31, 2010 increased to $8.1 million from $6.1 million in the same period last year. The increased operating expenses resulted from the increase in production at Costayaco. However, on a per barrel basis, operating expenses for the first quarter of 2010 declined to $6.38 compared to $7.10 incurred for the same period last year, reflecting the reduction of fixed operating costs per barrel as total production increased.

For the three months ended March 31, 2010, DD&A expense increased to $35.0 million compared to from $25.9 million in the same period in 2009. Increased production levels coupled with a higher depletable cost base partially offset by higher crude oil proved reserves, accounted for the increase in DD&A expense. On a per boe basis, the DD&A expense in Colombia decreased by 9% to $27.58 for the first three months of 2010 compared with the comparable period last year due to the higher proved reserves.

An increased level of development and operating activities and higher stock-based compensation expense resulted in G&A expense increasing to $3.1 million for the three months ended March 31, 2010 from $1.6 million incurred for the same period in 2009. On a per barrel basis, G&A expense increased by 29% to $2.42 from $1.87 for the first quarter of 2010 compared with the same period in 2009.

For the three months ended March 31, 2010, the foreign exchange loss of $14.6 million, of which $12.6 million is an unrealized non-cash foreign exchange loss (first quarter of 2009 - $20.7 million gain, of which $18.5 million was an unrealized gain) which resulted primarily from the translation of a deferred tax liability recognized on the purchase of Solana. This deferred tax liability, a monetary liability, is denominated in the local currency of the Colombian foreign operations and as a result, foreign exchange gains and losses have been calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $110,000 for each one peso decrease in the exchange rate of the Colombian peso to one US dollar.

Capital Program - Colombia

Gran Tierra’s focus in Colombia for the first quarter of 2010 was preparation for the 2010 exploration drilling program, drilling of the Juanambu -2 development well in the Guayayaco field, and continuation of development of the Costayaco field. In support of this strategy, our capital expenditures in Colombia amounted to $17.6 million for the three months ended March 31, 2010.

Segmented Capital Expenditures – Colombia		Three Months Ended,
Block and Activity		March 31, 2010
(Millions of U.S. Dollars)

Chaza	Costayaco facilities and site preparation for Costayaco -11 and Moqueta -1 drilling	$7.2
Guayayaco	Juanambu -2 drilling and facilities	4.8
Rumiyaco	Commencement of 3D seismic	2.3
Garibay	Completion of 3D seismic program	0.6
Piedemonte Sur	Rig mobilization for Taruka -1 well	0.6
Capitalized G&A and other		2.1

Segmented Capital Expenditures – Colombia		$17.6

For comparison, during the three months ended March 31, 2009, we spent $17.9 million on capital projects.

Segmented Capital Expenditures - Colombia		Three Months Ended,
Block and Activity		March 31, 2009
(Millions of U.S. Dollars)

Chaza	Drilled and tested Costayaco -7, completed testing of Costayaco -6, additional facilities and equipment	$8.2
Guachiria Sur	Acquired 115 km2 of 3D seismic	3.3
Guachiria Norte	Drilled an exploration well, Puinaves-2, which was dry	2.2
Garibay	Commenced acquisition of 110 km2 of 3D seismic	1.5
Rio Magdalena	Commenced long-term testing of Popa-2 well	0.9
Capitalized G&A and other		1.8

Segmented Capital Expenditures – Colombia		$17.9

Segmented Results – Argentina

	Three Months Ended March 31,
Segmented Results of Operations - Argentina	2010	2009	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$3,499	$2,876	22
Interest	16	40	(60)
	3,515	2,916	21

Operating expenses	2,029	954	113
Depletion, depreciation and accretion	1,567	1,530	2
Impairment of carrying value of oil and natural gas properties	3,700	-	-
General and administrative expenses	720	527	37
Foreign exchange loss	143	351	(59)
	8,159	3,362	143

Segment loss before income taxes	$(4,644)	$(446)	941

Production, Net of Royalties

Oil and NGL's ("bbl") (1) (2)	76,113	83,777	(9)

Average Prices

Oil and NGL's ("per bbl")	$45.97	$34.33	34

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$45.97	$34.33	34
Interest	0.21	0.48	(56)
	46.18	34.81	33

Operating expenses	26.66	11.39	134
Depletion, depreciation and accretion	20.59	18.26	13
Impairment of carrying value of oil and natural gas properties	48.61	-	-
General and administrative expenses	9.46	6.29	50
Foreign exchange loss	1.88	4.19	(55)
	107.20	40.13	167

Segment loss before income taxes	$(61.02)	$(5.32)	1,047

(1) NGL volumes are converted to boe on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Argentina for the Three Months Ended March 31, 2010 Compared to the Results for the Three Months Ended March 31, 2009

For the three months ended March 31, 2010 the pre-tax loss from Argentina was $4.6 million compared to a pre-tax loss of $0.4 million recorded in the same period in 2009. The increased loss resulted from lower production levels, increased operating costs, DD&A and a $3.7 million ceiling test impairment loss, offset partially by increased prices.

Crude oil and NGL production, net after 12% royalties, decreased to 76,113 barrels for the three months ended March 31, 2010 compared to 83,777 barrels for the same period in 2009. The decrease resulted from increased workover related well downtime compared to the prior year.

Due to the local regulatory regimes, the price we currently receive for production from our blocks is approximately $47 per barrel. Furthermore, currently all oil and gas producers in Argentina are operating without sales contracts. A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Along with most other oil producers in Argentina we are continuing deliveries to the refineries and are negotiating a price for deliveries made after March 31, 2010. We are working with other oil and gas producers in the area, as well as Refiner S.A. and provincial governments, to lobby the federal government for change.

With a 34% improvement in regulated crude oil prices, partially offset by lower production levels, our revenues have increased by 22% to $3.5 million in the three months ended March 31, 2010 compared to $2.9 million for the same period in 2009.

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

Operating expenses for the three months ended March 31, 2010, increased to $2.0 million ($26.66 per boe) compared to $1.0 million ($11.39 per boe) incurred in the same quarter last year due to increased workovers in the current period. Lower production volumes and increased workovers in the current period resulted in the increase in operating costs on a per boe basis.

DD&A expense for the three months ended March 31, 2010 was $1.6 million, an increase from the $1.5 million recorded in the same period of 2009. On a per boe basis, DD&A for the three months ended March 31, 2010 increased to $20.59 from $18.26 recorded in the same period last year. The impact of  lower proved reserves more than offset a decreasing proved depletable cost base. This decreasing proved depletable cost base is a result of reduced new development expenditures in Argentina. In addition, for the three months ended March 31, 2010, Gran Tierra recorded a $3.7 million ceiling test impairment loss in our Argentina cost center.

Capital Program - Argentina

Capital expenditures for the three months ended March 31, 2010, amounted to $0.7 million mainly relating to facility construction, and the acquisition of seismic data. Capital expenditures in Argentina for the three months ended March 31, 2009, were $0.4 million. These costs included facilities upgrade costs in the Palmar Largo area, exploration land lease costs and capitalized G&A including non-cash stock based compensation expense.

Segmented Results – Corporate
	Three Months Ended March 31,
	2010	2009	% Change
Segmented Results of Operations - Corporate
(Thousands of U.S. Dollars)
Interest	$85	$150	(43)

Operating expenses	54	34	59
Depletion, depreciation and accretion	70	76	(8)
General and administrative expenses	3,398	2,991	14
Derivative financial instruments gain	(44)	-	-
Foreign exchange (gain) loss	(419)	137	(406)
	3,059	3,238	(6)

Segment loss before income taxes	$(2,974)	$(3,088)	(4)

Segmented Results of Operations - Corporate

In addition to the expenditures associated with the maintenance of Gran Tierra’s headquarters in Calgary, Alberta, Canada, and cost of compliance and reporting under securities regulations, the results of the Corporate Segment include the results of our initial operations in Peru and Brazil.

G&A Expenses

The increase in G&A expenses over the same period in the prior year was mainly attributable to increased staff to manage expanded operations and higher stock-based compensation expense due to increased stock option grants associated with increased staff.

Foreign Exchange (Gain) Loss

The foreign exchange (gain) loss results from the translation of foreign currency denominated transactions to U.S. Dollars.

Capital Program – Corporate

The capital expenditures for the Corporate Segment during the three months ended March 31, 2010 were $1.3 million. These expenditures included expenditures of $0.5 million for Peru on our exploration blocks 122 and 128. The expenditures incurred mainly related to drilling feasibility and geological studies on the blocks. For comparison, during the first quarter of 2009, capital expenditures of $0.7 million related to drilling feasibility and geological studies on the Peru blocks.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $265.7 million compared to $270.8 million at December 31, 2009. We believe that our cash position as well as no debt will provide us with sufficient liquidity to meet our strategic objectives and fund our planned capital program for at least the next 12 months. In accordance with our investment policy, cash balances are invested only in United States or Canadian government backed federal, provincial or state securities with the highest credit ratings and short term liquidity.

The costless collar we had entered into in accordance with the terms of the credit facility with Standard Bank Plc terminated in February 2010 as a result of the expired credit facility.

Cash Flows

During the three months ended March 31, 2010, our cash and cash equivalents decreased by $5.1 million as cash inflows from operations of $2.4 million and from financing activities of $18.2 million were more than offset by cash outflows for investing activities of $25.7 million. Net cash provided by operating activities was affected by the significant increase in crude oil production and increase in prices, offset by the increases in receivables related to oil sales.

During the three months ended March 31, 2009, our cash and cash equivalents decreased by $29.0 million due to cash used in operating activities of $7.6 million and capital expenditures of $21.9 million. Net cash used in operating activities was affected by the significant increase in crude oil production which was more than offset by the decrease in prices as well as increases in receivables related to oil sales.

Off-Balance Sheet Arrangements

As at March 31, 2010, we had no off-balance sheet arrangements.

Contractual Obligations

Gran Tierra holds three categories of operating leases, namely office, vehicle and housing. Future lease payments and other contractual obligations at March 31, 2010 are as follows:

	As at March 31, 2010
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$6,424	$2,278	$2,917	$1,229	$-
Software and Telecommunication	1,610	1,083	527	-	-
Drilling, Completion, Facility Construction and Oil Transportation Services	44,386	43,828	558	-	-
Total	$52,420	$47,189	$4,002	$1,229	$-

Contractual commitments have increased $19.1 million from December 31, 2009 as a result of entering into third party facility construction, oil transportation and drilling rig commitment contracts in Colombia and Peru.

Related Party Transactions

In connection with the Solana acquisition, we acquired additional office space of 4,441 square feet used by Solana as its headquarters in Calgary. The lease payments under the lease are $10,200 per month and operating and other expenses are approximately $4,600 per month.  The lease expires on April 30, 2014. On February 1, 2009, we entered into a sublease for that office space with a sublessee, of which two of Gran Tierra’s directors are shareholders and directors and one such director is an officer of the sublessee. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $8,000 per month plus approximately $4,600 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary real estate market.

Outlook

Business Environment

Our revenues have been significantly impacted by the continuing fluctuations in crude oil prices. Crude oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the downturn in the worldwide economy on oil demand growth. However, based on projected production, prices, costs and our current liquidity position, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations and cash on hand, barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, disposition of assets, or issuance of equity. The current fiscal uncertainty regarding Greece and, now implicating other countries in the European Community, is having an impact on world markets, and the company is unable to determine the impact, if any, this may have on oil prices and demand.

Our future growth and acquisitions may depend on our ability to raise additional funds through equity and debt markets. Should we be required to raise debt or equity financing to fund capital expenditures or other acquisition and development opportunities, such funding may be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock to raise capital may be negatively affected. Also, raising funds by issuing stock or other equity securities would further dilute our existing stockholders, and this dilution would be exacerbated by a decline in our stock price. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve further pledging of some or all of our assets.

2010 Work Program and Capital Expenditure Program

Gran Tierra’s 2010 work program is intended to create value in our existing assets by growing our reserves and production from drilling financed by cash flow, while retaining financial flexibility with a strong cash position and no debt, so that we can be positioned to undertake further development opportunities from exploration success or to pursue acquisition opportunities. However, actual capital expenditures may vary significantly from our 2010 work program if unexpected events or circumstances occur, such as new opportunities present themselves, or anticipated opportunities do not come to fruition, which may therefore either increase or decrease the amount of capital expenditures we incur in 2010.

Excluding potential exploration success, we currently expect production in 2010 to range between 14-16,000 BOPD net after royalty.

Gran Tierra has planned a 2010 capital spending program of $195 million for exploration and development activities in Colombia, Peru, Argentina and business development activities in Brazil. Planned capital expenditures are $129 million in Colombia, $41 million in Peru, and $23 million in Argentina.

We expect that our committed and discretionary 2010 capital program can be funded from cash flow from operations and cash on hand.

Outlook – Colombia

The Colombia capital budget for 2010 is $129 million; $37.5 million has been allocated for facilities improvements associated with ongoing development of existing reserves, and $92 million for seismic acquisition and exploration drilling.

New infrastructure construction planned for the Costayaco field includes crude gathering lines, water lines, upgrading a pumping station, gas-fired power plant, and storage batteries. A water handling, processing, and injection facility for Costayaco is also planned. A water injection well in the Costayaco field, Costayaco -11 is scheduled to begin drilling in May, 2010.

Outlook – Argentina

Gran Tierra is the largest exploration landholder in the Noroeste Basin of northern Argentina. We have a working interest in seven blocks of land, six operated by Gran Tierra, encompassing approximately 1.6 million gross acres, or 1.3 million net acres. During the third quarter of 2010 a re-entry and sidetrack is planned for the Valle Morado VM.x-1001 gas well at an estimated cost of $15 million.  Existing pipeline and gas processing plant capacity is capable of handling up to 35 mmcf/d (million cubic feet per day). Gran Tierra has received confirmation from the Secretary of Energy that Valle Morado qualifies for the “Gas Plus Program”.  This allows Gran Tierra to negotiate higher gas prices than would have been possible without the Gas Plus qualification. Recent gas contracts signed by other gas producers have resulted in gas prices in excess of $4.00/mmbtu (million British thermal units).  A seismic acquisition program, including approximately 188km of 2D seismic data and 150km2 of 3D seismic data, is also planned for the Santa Victoria block.  Production in Argentina is expected to be maintained between 800 BOPD and 1,000 BOPD, net after royalty, in 2010.

Total 2010 capital expenditures planned for Argentina is $23 million.

Outlook – Peru

Gran Tierra expects to begin acquiring approximately 480km of 2D seismic data in the second quarter of 2010 over 16 principal leads amongst the 24 leads identified on the two blocks. Stratigraphic test drilling on up to four prospects is expected to take place in the third and fourth quarters of 2010.

Total 2010 capital expenditures planned for Peru is $41 million.

Critical Accounting Estimates

The preparation of financial statements under GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

On a regular basis we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors. Our critical accounting estimates are disclosed in Item 7 of our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2010, and have not changed materially since the filing of that document.

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

In accordance with the terms of the credit facility with Standard Bank Plc, which we entered into on February 28, 2007, and which expired February 22, 2010, we had entered into a costless collar financial derivative contract for crude oil based on WTI price. At December 31, 2009, this costless collar represented a liability of $44,000.  A hypothetical 10% increase in WTI price on December 31, 2009 would cause the value to increase by approximately $81,000, and a hypothetical 10% decrease in WTI price on December 31, 2009 would cause the value to decrease by approximately $38,000.  As a result of the expiration of our credit facility, this costless collar has terminated.

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

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. price of WTI oil. In Colombia until December 2009, we received 75% of oil revenues in U.S. dollars and 25% in Colombian pesos at current exchange rates. The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of local office costs are in local currency. As a result, the 75%/25% allocation between U.S. dollar and peso denominated revenues has been approximately balanced between U.S. and peso expenditures, providing a natural currency hedge. Currently we receive 100% of our revenue in Colombia in U.S. dollars. In Argentina, reference prices for oil are in U.S. dollars and revenues are received in Argentine pesos according to current exchange rates. The majority of capital expenditures within Argentina have been in U.S. dollars with local office costs generally in pesos. While we operate in South America exclusively, the majority of our spending since our inauguration has been for acquisitions. The majority of these acquisition expenditures have been valued and paid in U.S. dollars.

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to our deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss may result on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $110,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

ITEM 4. - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended on March 31, 2010, there was no change in Gran Tierra’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Gran Tierra’s internal control over financial reporting.

ITEM 4T – CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ecopetrol and Gran Tierra Colombia, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. This matter was reported in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010.

ITEM 1A. RISK FACTORS

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010, are set forth below and are unchanged at March 31, 2010.

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

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of Gran Tierra. We have an executive management team consisting of Dana Coffield, our President and Chief Executive Officer, Martin Eden, our Vice President, Finance and Chief Financial Officer, Shane O’Leary, our Chief Operating Officer, Rafael Orunesu, our President of Gran Tierra Argentina SA, Julian Garcia, our President of Gran Tierra Colombia, Julio Moreira, our President of Gran Tierra Brazil, and David Hardy, our Vice President Legal and General Counsel. The loss of any of these individuals or our inability to attract suitably qualified individuals to replace any of them could materially adversely impact our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain suitably qualified staff and retain staff that are willing to work in that jurisdiction. We do not currently carry life insurance for our key employees.

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

In addition, a foreign exchange loss of $14.3 million, of which $12.7  million is an unrealized non-cash foreign exchange loss, was recorded in the first three months of 2010 primarily due to the translation of a deferred tax liability recorded on the purchase of Solana. The deferred tax liability is denominated in Colombian pesos and the devaluation of 6% in the US dollar against the Colombian Peso in the first three months of 2010 resulted in the foreign exchange loss.

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

We May Be Unable to Obtain Additional Capital That We Will Require to Implement Our Business Plan, Which Could Restrict Our Ability to Grow.

We expect that our existing cash resources will be sufficient to fund our currently planned activities. We may require additional capital to expand our exploration and development programs to additional properties. We may be unable to obtain additional capital required.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI in 2006 was $66 per barrel, in 2007 it was $72 per barrel, in 2008 it was $100 per barrel, and in 2009 it was $62 per barrel. However, the average price for the three months ended March 31, 2010 was $78.63, demonstrating the inherent volatility in the market.  We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differences. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On twelve separate dates beginning on January 1, 2010 and ending on March 31, 2010, we sold an aggregate of 972,080 shares of our common stock for an aggregate purchase price of $1,158,234. These shares were issued to thirteen holders of warrants to purchase shares of our common stock upon exercise of the warrants. The shares were issued to these holders in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchasers of the warrants, who had represented to us in the private placement of the warrants that they were accredited investors as defined in Regulation D under the Securities Act.

On two separate dates between January 1, 2010 and March 31, 2010 we issued 1,886,508 shares of our common stock to two holders of exchangeable shares, which were issued by a subsidiary of Gran Tierra in a share exchange on November 10, 2005. The shares were issued to this holder in reliance on Regulation S promulgated by the SEC as the investor was not a resident of the United States.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: May 10, 2010	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: May 10, 2010	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit

No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Reg. No. 001-34018), filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (Reg. No. 333-153376), filed with the SEC on October 10, 2008.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A (Reg. No. 001-34018), filed with the SEC on January 6, 2010.
3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (File No. 000-52594).
4.1	Reference is made to Exhibits 3.1 to 3.2.
4.2	Form of Warrant issued to investors in connection with the private offering in 2005.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

4.3	Form of Warrant issued to institutional and retail investors in connection with the private offering in June 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

4.4	Details of the Goldstrike Special Voting Share.
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