Form 10-Q
period 2010-06-30
GRAN TIERRA ENERGY, INC.
filed 2010-08-06
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010
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

On August 3, 2010, the following numbers of shares of the registrant’s capital stock were outstanding: 234,880,008 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value,  representing 8,446,032 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and  one share of Special B Voting Stock, $0.001 par value,  representing 10,907,047 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE AND OTHER INCOME
Oil and natural gas sales	$83,717	$58,284	$176,649	$91,435
Interest	397	227	575	641
	84,114	58,511	177,224	92,076
EXPENSES
Operating	9,529	8,878	19,714	15,964
Depletion, depreciation, accretion, and impairment	31,641	32,691	71,984	60,220
General and administrative	9,594	7,025	16,784	12,150
Derivative financial instruments loss (gain) (Note 10)	-	284	(44)	284
Foreign exchange loss	3,126	33,708	17,420	13,486
	53,890	82,586	125,858	102,104

INCOME (LOSS) BEFORE INCOME TAXES	30,224	(24,075)	51,366	(10,028)
Income tax expense (Note 7)	(12,853)	(4,125)	(24,035)	(4,040)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	17,371	(28,200)	27,331	(14,068)
RETAINED EARNINGS, BEGINNING OF PERIOD	30,885	21,116	20,925	6,984
RETAINED EARNINGS (ACCUMULATED DEFICIT), END OF PERIOD	$48,256	$(7,084)	$48,256	$(7,084)

NET INCOME (LOSS) PER SHARE — BASIC	$0.07	$(0.12)	$0.11	$(0.06)
NET INCOME (LOSS) PER SHARE — DILUTED	$0.07	$(0.12)	$0.10	$(0.06)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	254,344,474	241,426,744	251,234,950	239,962,497
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	263,853,024	241,426,744	260,922,669	239,962,497

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$293,226	$270,786
Restricted cash	290	1,630
Accounts receivable	74,477	35,639
Inventory (Note 2)	6,875	4,879
Taxes receivable	1,148	1,751
Prepaids	2,197	1,820
Deferred tax assets (Note 7)	3,824	4,252

Total Current Assets	382,037	320,757

Oil and Gas Properties (using the full cost method of accounting)
Proved	440,460	474,679
Unproved	248,556	234,889

Total Oil and Gas Properties	689,016	709,568

Other capital assets	4,871	3,175

Total Property, Plant and Equipment (Note 4)	693,887	712,743

Other Long Term Assets
Restricted cash	841	162
Deferred tax assets (Note 7)	7,285	7,218
Other long term assets	327	347
Goodwill	102,581	102,581

Total Other Long Term Assets	111,034	110,308

Total Assets	$1,186,958	$1,143,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 8)	$39,613	$36,786
Accrued liabilities (Note 8)	31,037	40,229
Derivative financial instruments (Note 10)	-	44
Taxes payable	32,371	28,087
Asset retirement obligation (Note 6)	300	450

Total Current Liabilities	103,321	105,596

Long Term Liabilities
Deferred tax liabilities (Note 7)	211,787	216,625
Deferred remittance tax (Note 7)	1,346	903
Asset retirement obligation (Note 6)	4,686	4,258

Total Long Term Liabilities	217,819	221,786

Commitments and Contingencies (Note 9)
Subsequent Events (Note 12)
Shareholders’ Equity
Common shares (Note 5)	3,072	1,431
(234,612,808 and 219,459,361 common shares and 19,107,554 and 24,639,513 exchangeable shares, par value $0.001 per share, issued and outstanding as at June 30, 2010 and December 31, 2009 respectively)
Additional paid in capital	811,429	766,963
Warrants	3,061	27,107
Retained earnings	48,256	20,925

Total Shareholders’ Equity	865,818	816,426

Total Liabilities and Shareholders’ Equity	$1,186,958	$1,143,808

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2010	2009

Operating Activities
Net income (loss)	$27,331	$(14,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, accretion, and impairment	71,984	60,220
Deferred taxes (Note 7)	(18,031)	(4,953)
Stock based compensation (Note 5)	3,360	2,285
Unrealized (gain) loss on financial instruments (Note 10)	(44)	371
Unrealized foreign exchange loss	13,997	12,709
Settlement of asset retirement obligations (Note 6)	-	(52)
Net changes in non-cash working capital
Accounts receivable	(35,435)	(43,142)
Inventory	(487)	(225)
Prepaids	(377)	(516)
Accounts payable and accrued liabilities	(14,216)	1,505
Taxes receivable and payable	4,887	(9,049)

Net cash provided by operating activities	52,969	5,085

Investing Activities
Restricted cash	661	(1,664)
Additions to property, plant and equipment	(50,914)	(39,268)
Proceeds from disposition of oil and gas property	1,200	4,200
Long term assets and liabilities	20	340

Net cash used in investing activities	(49,033)	(36,392)

Financing Activities
Proceeds from issuance of common shares	18,504	1,087

Net cash provided by financing activities	18,504	1,087

Net increase (decrease) in cash and cash equivalents	22,440	(30,220)
Cash and cash equivalents, beginning of period	270,786	176,754

Cash and cash equivalents, end of period	$293,226	$146,534

Cash	$194,465	$37,532
Term deposits	98,761	109,002
Cash and cash equivalents, end of period	$293,226	$146,534

Supplemental cash flow disclosures:
Cash paid for taxes	$32,512	$16,680
Non-cash investing activities:
Non-cash working capital related to property, plant and equipment	$21,220	$15,656

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009

Share Capital
Balance, beginning of period	$1,431	$226
Issue of common shares	1,641	1,205

Balance, end of period	3,072	1,431

Additional Paid in Capital
Balance, beginning of period	766,963	754,832
Issue of common shares	15,830	2,650
Exercise of warrants (Note 5)	24,046	2,777
Exercise of stock options (Note 5)	1,033	1,080
Stock based compensation expense (Note 5)	3,557	5,624

Balance, end of period	811,429	766,963

Warrants
Balance, beginning of period	27,107	29,884
Exercise of warrants (Note 5)	(24,046)	(2,777)

Balance, end of period	3,061	27,107

Retained Earnings
Balance, beginning of period	20,925	6,984
Net income	27,331	13,941

Balance, end of period	48,256	20,925

Total Shareholders’ Equity	$865,818	$816,426

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

2. Significant Accounting Policies

These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company as at June 30, 2010, the results of its operations for the three and six month periods ended June 30, 2010 and 2009, and its cash flows for the six month periods ended June 30, 2010 and 2009.

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

Inventory

Crude oil inventories at June 30, 2010 and December 31, 2009 are $5.6 million and $3.8 million, respectively. Supplies at June 30, 2010 and December 31, 2009 are $1.3 million and $1.1 million, respectively.

New Accounting Pronouncements

Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued revised accounting standards to improve financial reporting by enterprises involved with variable interest entities. The standards replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (1) the obligation to absorb losses of the entity; or, (2) the right to receive benefits from the entity. This standard was effective for interim and annual reporting periods beginning after November 15, 2009. The implementation of this standard did not materially impact the Company’s consolidated financial position, operating results or cash flows.

Fair Value Measurements
In January 2010, the FASB issued Accounting Standards Update (“ASU”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This ASU amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferred into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of this update on January 1, 2010 did not materially impact the Company’s disclosures.

Subsequent Events
In February 2010, the FASB issued ASU, "Subsequent Events (Topic 855)." The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  This ASU was effective upon issuance. The implementation of this update did not materially impact the Company’s consolidated financial position, operating results or cash flows.

Stock Compensation
In April 2010, the FASB issued ASU, "Compensation–Stock Compensation (Topic 718)." The amendments clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The implementation of this update is not expected to materially impact the Company’s consolidated financial position, operating results or cash flows.

Receivables
In July 2010, the FASB issued ASU, "Receivables (Topic 310)." The update is intended to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The implementation of this update is not expected to materially impact the Company’s disclosures.

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

The following tables present information on the Company’s reportable geographic segments:

	Three Months Ended June 30, 2010
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$80,603	$3,114	$-	$83,717
Interest income	142	3	252	397
Depletion, depreciation, and accretion	30,321	1,224	96	31,641
Depletion, depreciation, and accretion - per unit of production	26.33	18.71	-	26.00
Segment income (loss) before income taxes	37,089	(1,109)	(5,756)	30,224
Segment capital expenditures	$28,894	$3,814	$2,148	$34,856

	Three Months Ended June 30, 2009
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$54,596	$3,688	$-	$58,284
Interest income	98	9	120	227
Depletion, depreciation, and accretion	31,012	1,603	76	32,691
Depletion, depreciation, and accretion - per unit of production	29.30	18.00	-	28.49
Segment loss before income taxes	(20,166)	(523)	(3,386)	(24,075)
Segment capital expenditures (1)	$17,193	$824	$802	$18,819

	Six Months Ended June 30, 2010
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$170,036	$6,613	$-	$176,649
Interest income	219	19	337	575
Depletion, depreciation, and accretion	65,327	2,791	166	68,284
Impairment of carrying value of oil and natural gas properties	-	3,700	-	3,700
Depletion, depreciation, and accretion - per unit of production	26.98	19.72	-	26.65
Impairment of carrying value of oil and natural gas properties - per unit of production	-	26.14	-	1.44
Segment income (loss) before income taxes	65,849	(5,753)	(8,730)	51,366
Segment capital expenditures	$46,447	$4,474	$3,439	$54,360

	Six Months Ended June 30, 2009
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Corporate	Total
Revenues	$84,872	$6,563	$-	$91,435
Interest income	322	49	270	641
Depletion, depreciation, and accretion	56,935	3,133	152	60,220
Depletion, depreciation, and accretion - per unit of production	29.68	18.13	-	28.80
Segment loss before income taxes	(2,585)	(969)	(6,474)	(10,028)
Segment capital expenditures (1)	$35,125	$1,271	$1,589	$37,985

	As at June 30, 2010
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$661,829	$22,406	$9,652	$693,887
Goodwill	102,581	-	-	102,581
Other assets	147,498	13,217	229,775	390,490
Total Assets	$911,908	$35,623	$239,427	$1,186,958

	As at December 31, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$681,854	$24,510	$6,379	$712,743
Goodwill	102,581	-	-	102,581
Other assets	123,380	12,574	192,530	328,484
Total Assets	$907,815	$37,084	$198,909	$1,143,808

(1) Net of net proceeds from the disposition of the Guachiria Blocks in Colombia (see Note 4).

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. In 2010, the Company has one significant customer for its Colombian crude oil, Ecopetrol S.A. (“Ecopetrol”), a Colombian government agency. Sales to Ecopetrol accounted for 96% and 95% of the Company’s revenues in the second quarter of 2010 and 2009, respectively. Sales to Ecopetrol accounted for 96% and 91% of the company’s revenues for the six month period ended June 30, 2010 and 2009, respectively. In Argentina, the Company has one significant customer, Refineria del Norte S.A (“Refiner”). Sales to Refiner accounted for 4% and 5% of the Company’s revenues in the second quarter of 2010 and 2009, respectively. Sales to Refiner accounted for 4% and 6% of the company’s revenues for the six month period ended June 30, 2010 and 2009, respectively.

4. Property, Plant and Equipment

	As at June 30, 2010			As at December 31, 2009
(Thousands of U.S. Dollars)	Cost	Accumulated DD&A	Net book value	Cost	Accumulated DD&A	Net book value
Oil and natural gas properties
Proved	$686,535	$(246,075)	$440,460	$648,061	$(173,382)	$474,679
Unproved	248,556	-	248,556	234,889	-	234,889
	935,091	(246,075)	689,016	882,950	(173,382)	709,568
Furniture and fixtures and leasehold improvements	4,795	(2,439)	2,356	3,843	(2,185)	1,658
Computer equipment	4,420	(2,145)	2,275	3,148	(1,907)	1,241
Automobiles	666	(426)	240	513	(237)	276
Total Property, Plant and Equipment	$944,972	$(251,085)	$693,887	$890,454	$(177,711)	$712,743

Depreciation, depletion, accretion and impairment for the six months ended June 30, 2010 included a $3.7 million first quarter ceiling test impairment loss in the Company’s Argentina cost center.

During the six months ended June 30, 2010, the Company capitalized $2.5 million (year ended December 31, 2009 - $1.6 million) of general and administrative expenses related to the Colombian full cost center, including $0.1 million (year ended December 31, 2009 - $0.2 million) of stock based compensation expense, and $0.6 million (year ended December 31, 2009 - $0.6 million) of general and administrative expenses in the Argentina full cost center, including $0.1 million (year ended December 31, 2009 - $0.1 million) of stock based compensation.

The unproved oil and natural gas properties at June 30, 2010 consist of exploration lands held in Colombia, Argentina and Peru. As at June 30, 2010, the Company had $239.2 million (December 31, 2009 - $229.1 million) in unproved assets in Colombia, $2.0 million (December 31, 2009 - $0.4 million) of unproved assets in Argentina and $7.4 million (December 31, 2009 - $5.4 million) of unproved assets in Peru. These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

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

5. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001, per share and two shares are designated as special voting stock, par value $0.001 per share. As at June 30, 2010, outstanding share capital consists of 234,612,808 common voting shares of the Company, 11,058,347 exchangeable shares of Gran Tierra Exchange Co., automatically exchangeable on November 14, 2013, and 8,049,207 exchangeable shares of Goldstrike Exchange Co., automatically exchangeable on November 10, 2012. The exchangeable shares of Gran Tierra Exchange Co, were issued upon acquisition of Solana Resources Limited (“Solana”). The exchangeable shares of Gran Tierra Goldstrike Inc. were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. Each exchangeable share is exchangeable into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the Company’s board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have substantially the same rights as holders of common voting shares.

Warrants

At June 30, 2010, the Company has 3,766,862 warrants outstanding to purchase 1,883,431 common shares for $1.25 per share, expiring between September 1, 2010 and February 2, 2011, and 9,553,068 warrants outstanding to purchase 4,776,534 common shares for $1.05 per share, expiring between June 20, 2012 and June 30, 2012. For the six months ended June 30, 2010, 8,352,494 common shares were issued upon the exercise of 9,559,050 warrants (six months ended June 30, 2009, 2,599,932 common shares were issued upon the exercise of 7,721,140 warrants). Included in warrants exercised in the six months ended June 30, 2010 were 7,145,938 warrants to purchase 7,145,938 common shares for $14.4 million, assumed on the acquisition of Solana in November 2008.

Stock Options

As at June 30, 2010, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire shares of the Company’s common stock. On November 14, 2008, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the number of shares of common stock available for issuance thereunder from 9,000,000 shares to 18,000,000 shares. On June 16, 2010, another amendment to the Company’s 2007 Equity Incentive plan was approved by shareholders, which increased the number of shares of common stock available for issuance thereunder from 18,000,000 shares to 23,306,100 shares.

The Company grants options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or three months after the grantee’s end of service to the Company, whichever occurs first. At the time of grant, the exercise price equals the market price. For the six months ended June 30, 2010, 1,268,993 common shares were issued upon the exercise of 1,268,993 stock options (six months ended June 30, 2009 – 374,652). The following options are outstanding as of June 30, 2010:

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Balance, December 31, 2009	11,088,616	$2.43
Granted in 2010	2,755,000	5.90
Exercised in 2010	(1,268,993)	(2.10)
Forfeited in 2010	(141,670)	(2.71)
Balance, June 30, 2010	12,432,953	$3.22

The weighted average grant date fair value for options granted in 2010 was $3.33. The intrinsic value of options exercised for the six months ended June 30, 2010 was $4.8 million (six months ended June 30, 2009 - $831,714).

The table below summarizes stock options outstanding at June 30, 2010:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of Exercise Prices ($/option)	Options	$/Option	Expiry Years
0.50 to 1.30	1,905,671	$1.05	5.9
1.31 to 2.00	320,974	1.75	6.6
2.01 to 3.50	6,381,308	2.45	8.2
3.51 to 5.50	585,000	4.42	9.3
5.51 to 7.75	3,240,000	5.96	9.6
Total	12,432,953	$3.22	8.2

The aggregate intrinsic value of options outstanding at June 30, 2010 is $28.3 million based on the Company’s closing stock price of $4.96 for that date. At June 30, 2010, there was $9.3 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years.

For the six months ended June 30, 2010, the stock based compensation expense was $3.6 million (six months ended June 30, 2009 - $2.7 million) of which $2.9 million (six months ended June 30, 2009 - $2.1 million) was recorded in general and administrative expense and $0.5 million was recorded in operating expense in the consolidated statement of operations (six months ended June 30, 2009 – $0.2 million). For the six months ended June 30, 2010, $0.2 million of stock based compensation was capitalized as part of exploration and development costs (six months ended June 30, 2009 – $0.4 million).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield (per share)	$ nil	$ nil	$ nil	$ nil
Volatility	89%	98%	90%	97%
Risk-free interest rate	0.5%	0.6%	0.4%	0.6%
Expected term	3 years	3 years	3 years	3 years
Estimated forfeiture percentage (per year)	10%	10%	10%	10%

Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of common and exchangeable shares outstanding	254,344,474	241,426,744	251,234,950	239,962,497
Shares issuable pursuant to warrants	5,297,738	-	5,302,755	-
Shares issuable pursuant to stock options	4,210,812	-	4,384,964	-
Weighted average number of diluted common and exchangeable shares outstanding	263,853,024	241,426,744	260,922,669	239,962,497

Net Income Per Share

For the three months ended June 30, 2010, options to purchase 3,435,000 common shares (for the six months ended June 30, 2010, options to purchase 3,250,000 common shares) were excluded from the diluted income per share calculation as the instruments were anti-dilutive. For the three and six month periods ended June 30, 2009, options to purchase 11,445,550 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive. For the three and six month periods ended June 30, 2009, 26,121,500 warrants to purchase 16,633,719 common shares were excluded from the diluted loss per share calculation as the instruments were anti-dilutive.

6. Asset Retirement Obligation

As at June 30, 2010 the Company’s asset retirement obligation was comprised of a Colombian obligation in the amount of $3.9 million (December 31, 2009 - $3.5 million) and an Argentine obligation in the amount of $1.1 million (December 31, 2009 - $1.2 million). As at June 30, 2010, the undiscounted asset retirement obligation was $8.9 million (December 31, 2009 - $7.7 million). Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties were as follows:

	Six Months Ended	Year Ended
(Thousands of U.S. Dollars)	June 30, 2010	December 31, 2009
Balance, beginning of period	$4,708	$4,251
Settlements	-	(52)
Disposal	-	(734)
Liability incurred	139	921
Foreign exchange	19	24
Accretion	120	298
Balance, end of period	$4,986	$4,708

Asset retirement obligation - current	$300	$450
Asset retirement obligation - long term	4,686	4,258
Balance, end of period	$4,986	$4,708

7. Income Taxes

The income tax expense (recovery) reported differ from the amount computed by applying the US statutory rate to income before income taxes for the following reasons:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2010	2009 (1)
Income (loss) before income taxes	$51,366	$(10,028)
	35%	35%
Income tax expense (recovery) expected	17,978	(3,510)
Permanent differences	3,960	861
Foreign currency translation adjustments	5,638	2,580
Impact of foreign taxes	(1,580)	(311)
Enhanced tax depreciation incentive	(2,921)	(236)
Stock based compensation	1,014	761
Increase in valuation allowance	3,354	7,658
Partnership and branch loss pick-up in the United States and Canada	(3,408)	(3,763)
Total income tax expense	$24,035	$4,040

Current income tax	42,066	8,993
Deferred tax recovery	(18,031)	(4,953)
Total income tax expense	$24,035	$4,040

(1)
For the six months ended June 30, 2010, the Company has used the United States statutory tax rate of 35% in the reconciliation of income taxes. Previously, the Company used the Canadian statutory rate in the reconciliation. This change was determined on the basis that Gran Tierra is a United States resident corporation and a reconciliation beginning with the United States statutory tax rate is more informative. The 2009 comparative income tax reconciliation has been recomputed using the United States statutory rate. This change in presentation has no impact on the income tax amounts reported in the consolidated statements of operations for the six months ended June 30, 2009.

	As at
(Thousands of U.S. Dollars)	June 30, 2010	December 31, 2009
Deferred Tax Assets
Tax benefit of loss carryforwards	$24,168	$22,318
Tax basis in excess of book value	1,936	1,691
Foreign tax credits and other accruals	16,081	15,508
Capital losses	1,740	1,481
Deferred tax assets before valuation allowance	43,925	40,998
Valuation allowance	(32,816)	(29,528)
	$11,109	$11,470

Deferred tax assets - current	$3,824	$4,252
Deferred tax assets - long-term	7,285	7,218
	11,109	11,470

Deferred Tax Liabilities
Long-term - book value in excess of tax basis	(211,787)	(216,625)

Net Deferred Tax Liabilities	$(200,678)	$(205,155)

The Company was required to calculate a deferred remittance tax in Colombia based on 7% of profits which are not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006. As of January 1, 2007, the Colombian government rescinded this law; therefore, no further remittance tax liabilities will be accrued.

As at June 30, 2010, the Company has deferred tax assets relating to net operating loss carryforwards of $24.2 million (December 31, 2009 - $22.3 million) and capital losses of $1.7 million (December 31, 2009 - $1.5 million) before valuation allowances. Of these losses, $17.5 million (December 31, 2008 - $18.2 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses, $0.1 million (December 31, 2009 - $0.1 million) will begin to expire by 2011 and $25.8 million of net operating losses (December 31, 2009 - $23.7 million) will begin to expire thereafter.

8. Accounts Payable and Accrued Liabilities

The balances in accounts payable and accrued liabilities and are comprised of the following:

	As at June 30, 2010
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$25,192	$962	$477	$26,631
Payroll	2,303	59	1,222	3,584
Audit, legal, and consultants	-	-	1,158	1,158
General and administrative	522	413	458	1,393
Operating	36,793	1,091	-	37,884
Total	$64,810	$2,525	$3,315	$70,650

	As at December 31, 2009
(Thousands of U.S. Dollars)	Colombia	Argentina	Corporate	Total
Property, plant and equipment	$17,723	$844	$213	$18,780
Payroll	1,792	339	1,052	3,183
Audit, legal, and consultants	-	137	1,472	1,609
General and administrative	2,542	284	213	3,039
Operating	48,756	1,648	-	50,404
Total	$70,813	$3,252	$2,950	$77,015

9. Commitments and Contingencies

Leases

Gran Tierra holds three categories of operating leases: office, vehicle and housing. The Company pays monthly amounts of $184,000 for office leases, $13,000 for vehicle leases and $11,000 for certain employee accommodation leases in Colombia, Argentina, Peru, and Brazil. Future lease payments at June 30, 2010 are as follows:

	As at June 30, 2010
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$5,958	$2,278	$2,624	$1,056	$-
Software and Telecommunication	1,260	837	423	-	-
Drilling, Completion, Facility Construction and Oil Transportation Services	44,423	42,029	2,394	-	-
Total	$51,641	$45,144	$5,441	$1,056	$-

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

10. Financial Instruments, Fair Value Measurements and Credit Risk

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and derivative financial instruments. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. As at June 30, 2010, the fair values of financial instruments approximate their book amounts due to the short term maturity of these instruments. Most of the Company’s accounts receivable relate to oil and natural gas sales and are exposed to typical industry credit risks. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. The book value of the accounts receivable reflects management’s assessment of the associated credit risks.

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

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. For the six months ended June 30, 2010, the Company had one significant customer for its Colombian crude oil, Ecopetrol. In Argentina, the Company had one significant customer, Refiner.

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

11. Related Party Transaction

On February 1, 2009, the Company entered into a sublease for office space with a company (“sublessee”), of which two of Gran Tierra’s directors are shareholders and directors and one such director is an officer of the sublessee. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $7,700 per month plus approximately $4,400 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary, Alberta, Canada real estate market.

12. Subsequent Events

On July 30, 2010 a subsidiary of Gran Tierra, Solana, signed a credit facility with BNP Paribas. The facility is a reserve base lending agreement for up to $100 million, with an initial committed borrowing base of $20 million. This credit facility is secured against the reserves of the Company’s two subsidiaries with operating branches in Colombia – Gran Tierra Energy Colombia Ltd. and Solana Petroleum Exploration (Colombia) Ltd.

On August 3, 2010, Gran Tierra entered into a contract with a company, of which two of Gran Tierra’s directors are shareholders and directors, for the drilling program in Peru, commencing in the fourth quarter of 2010. The terms of the contract were consistent with market conditions.

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

In September 2005, we acquired our initial oil and gas interests and properties, which were in Argentina. During 2006, we increased our oil and gas interests and property base through further acquisitions in Colombia, Argentina and Peru. We funded acquisitions of our properties in Colombia and Argentina through a series of private placements of our securities that occurred between September 2005 and June 2006.

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

During the third quarter of 2009, we opened a business development office in Rio de Janeiro, Brazil.

Financial and Operational Highlights
(Dollar Amounts in Thousands of U.S. Dollars, Except Per Barrel and Per Share Amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Production - Barrels of Oil Equivalent per Day	13,376	12,611	6	14,158	11,551	23

Prices Realized - Per Barrel of Oil Equivalent	$68.78	$50.79	35	$68.93	$43.73	58

Revenue and Other Income	$84,114	$58,511	44	$177,224	$92,076	92

Net Income (Loss)	$17,371	$(28,200)	162	$27,331	$(14,068)	294

Net Income (Loss) Per Share - Basic	$0.07	$(0.12)	158	$0.11	$(0.06)	283

Net Income (Loss) Per Share - Diluted	$0.07	$(0.12)	158	$0.10	$(0.06)	267

Funds Flow From Operations (1)	$44,323	$35,971	23	$98,597	$56,564	74

Capital Expenditures	$34,856	$18,819	85	$54,360	$37,985	43

(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Management uses this financial measure to analyze operating performance and the income (loss) generated by Gran Tierra’s principal business activities prior to the consideration of how non-cash items affect that income (loss), and believes that this financial measure is also useful supplemental information for investors to analyze operating performance and Gran Tierra’s financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income (loss) or other measures of financial performance as determined in accordance with GAAP. Gran Tierra’s method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from operations, as presented, is net income (loss) adjusted for depletion, depreciation and accretion, deferred taxes, stock based compensation, unrealized loss (gain) on financial instruments and unrealized foreign exchange losses (gains).

	Three Months Ended June 30,		Six Months Ended June 30,
Funds Flow From Operations - Non-GAAP Measure	2010	2009	2010	2009

Net income (loss)	$17,371	$(28,200)	$27,331	$(14,068)
Adjustments to reconcile net income (loss) to funds flow from operations
Depletion, depreciation, accretion, and impairment	31,641	32,691	71,984	60,220
Deferred taxes	(7,977)	(971)	(18,031)	(4,953)
Stock-based compensation	1,998	1,160	3,360	2,285
Unrealized loss (gain) on financial instruments	-	284	(44)	371
Unrealized foreign exchange loss	1,290	31,007	13,997	12,709
Funds Flows From Operations	$44,323	$35,971	$98,597	$56,564

	As at
	June 30, 2010	December 31, 2009	% Change

Cash & Cash Equivalents	$293,226	$270,786	8

Working Capital (including cash & cash equivalents)	$278,716	$215,161	30

Property, Plant & Equipment	$693,887	$712,743	(3)

Financial Highlights for the Three Months Ended June 30, 2010

•
In the second quarter of 2010, oil and gas production (net after royalty and inventory adjustments) averaged 13,376 barrels of oil equivalent per day (“BOEPD”), an increase of 6% over the same period in 2009, due mainly to production of crude oil from three new development wells in Colombia.

•	Revenue and other income increased by 44% over the same period in 2009 due to increased production and higher oil prices.

•
Net income was $17.4 million or $0.07 per share basic and diluted, compared to a net loss of $28.2 million or a loss of $0.12 per basic and diluted share in the second quarter of 2009. Net income was positively impacted by a 36% increase in realized oil prices in the current quarter compared to the same period in the prior year. Net income was also impacted by a $3.1 million foreign exchange loss, compared to $33.7 million in the same quarter of 2009, primarily resulting from the translation of a deferred tax liability.

•
Funds flow from operations of $44.3 million for the three months ended June 30, 2010 increased 23% over the same quarter in the prior year primarily as a result of increased production from three additional development wells drilled in Colombia and a 36% improvement in the oil price received for production.

•
Oil and gas property expenditures for the second quarter of 2010 include the successful drilling of the Moqueta – 1 and Costayaco – 11 wells in the Chaza block, in addition to facility construction and other drilling site preparations in the Costayaco block.

•
Our cash and cash equivalents of $293.2 million at June 30, 2010 increased from $270.8 million at December 31, 2009 as a result of cash provided by operating activities and the issuance of shares upon the exercise of warrants and stock options, partially offset by year-to-date capital expenditures.

•
Working capital (including cash and cash equivalents) was $278.7 million at June 30, 2010, which is a $63.6 million increase from December 31, 2009, due mainly to the increase our cash position as well as higher accounts receivable from year end. Accounts receivable at any period end other than year end include two months of oil sales in Colombia. Year end accounts receivable traditionally include less than one month of oil sales due to year end settlement of outstanding amounts.

•
Property, plant and equipment as at June 30, 2010 was $693.9 million, a $18.9 million decrease from December 31, 2009, primarily as a result of depletion, depreciation and accretion (“DD&A”), partially offset by capital additions.

Financial Highlights for the Six Months Ended June 30, 2010

•
During the first half of 2010, oil and gas production (net after royalty and inventory adjustments) averaged 14,158 BOEPD, an increase of 23% over the same period in 2009, due mainly to production of crude oil from four new development wells in Colombia.

•	Revenue and other income increased by 92% over the same period in 2009 due to increased production and higher oil prices.

•
Net income of $27.3 million or $0.11 per share basic and $0.10 per share diluted, compares to a net loss of $14.1 million, or a net loss of $0.06 per share basic and diluted in 2009. Net income was positively impacted by a 58% increase in realized oil prices in the six months compared to the same period in the prior year. Net income was also impacted by a $17.4 million foreign exchange loss (compared to $13.5 million loss recorded for the same period in 2009), of which $14.0 million is an unrealized non-cash foreign exchange loss, primarily resulting from the translation of a deferred tax liability.

•
Funds flow from operations for the six months ended June 30, 2010 increased 74% to $98.6 million over the same period in the prior year primarily as a result of increased production from four additional development wells drilled in Colombia and a 58% improvement in the oil price received for production.

•
Oil and gas property expenditures for the six months ended June 30, 2010 include the successful drilling of the Juanambu – 2 well in the Guayuyaco block, the successful drilling of the Moqueta – 1 well and Costayaco – 11 well in the Chaza block, in addition to facility construction and other drilling site preparations in the Costayaco field.

Operational Highlights for the Six Months Ended June 30, 2010

•	Oil Discovery at Moqueta - 1 in Colombia

In June 2010, we confirmed an oil discovery at Moqueta-1 exploration well in the Chaza Block in Colombia. Initial testing without a pump flowed 349 barrels of oil per day “BOPD”, in addition to successful gas testing in a shallower reservoir interval. Subsequent drilling and logging of the Moqueta-2 delineation well in July 2010 suggests net oil pay has increased to 44 feet and gross oil column height has increased to 105 feet in the Caballos reservoir. We anticipate the initiation of long term oil testing and early production in the first quarter of 2011.

•	Successful Production Testing of Costayaco - 11

In June 2010, we completed logging operations and initiated production testing of Costayaco – 11. Costayaco – 11 was drilled in the northern portion of the Costayaco field in Colombia, and is expected to be used as a Caballos producer and as a water-injector to provide pressure maintenance in the T-Sandstone reservoir. Costayaco – 11 was tied in and put on production in early July.

•	Successful Acreage Awards in Colombia

In June 2010, we were awarded three blocks (Putumayo 10, Cauca 6 and 10) in the 2010 Colombia Bid Round administered by Colombia’s National Hydrocarbon Agency. Bid contracts are expected to be finalized by October 2010. We believe Putumayo 10 will enable us to leverage existing knowledge of our Piedemonte Norte and Piedemonte Sur Blocks, while Cauca 6 and 10 provide new frontier exploration opportunities for the company.

•	Commenced Drilling Rig Mobilization for VM.x–1001 Gas Well in Argentina

At the end of June 2010, we began mobilization of the drilling rig for the VM.x–1001 gas well in the Valle Morado Block, in Argentina. Drilling of this re-entry and sidetrack well, in the Noroeste Basin, is scheduled to commence in the third quarter of 2010.

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

The EIA approval for seismic and drilling operations has been received for Block 128, Marañon Basin, Peru. Amendments to this approval are being reviewed. Seismic crew mobilization commenced at the end of the second quarter, with drilling of up to four wells in Peru expected to commence in the fourth quarter of 2010 and continue into early 2011.

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated Results of Operations	2010	2009	% Change	2010	2009	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$83,717	$58,284	44	$176,649	$91,435	93
Interest	397	227	75	575	641	(10)
	84,114	58,511	44	177,224	92,076	92

Operating expenses	9,529	8,878	7	19,714	15,964	23
Depletion, depreciation, accretion, and impairment	31,641	32,691	(3)	71,984	60,220	20
General and administrative expenses	9,594	7,025	37	16,784	12,150	38
Foreign exchange loss	3,126	33,708	(91)	17,420	13,486	29
Derivative financial instruments loss (gain)	-	284	-	(44)	284	(115)
	53,890	82,586	(35)	125,858	102,104	23

Income (loss) before income taxes	30,224	(24,075)	226	51,366	(10,028)	612
Income tax expense	(12,853)	(4,125)	212	(24,035)	(4,040)	495
Net income (loss)	$17,371	$(28,200)	162	$27,331	$(14,068)	294

Production, Net of Royalties

Oil and NGL's ("bbl") (1)	1,204,254	1,147,595	5	2,545,936	2,082,643	22
Natural gas ("mcf") (1)	77,550	-	-	100,068	49,028	104
Total production ("boe") (1) (2)	1,217,179	1,147,595	6	2,562,614	2,090,814	23

Average Prices

Oil and NGL's ("per bbl")	$69.25	$50.79	36	$69.23	$43.81	58
Natural gas ("per mcf")	$4.09	$-	-	$4.05	$3.91	4

Consolidated Results of Operations ("per boe")

Oil and natural gas sales	$68.78	$50.79	35	$68.93	$43.73	58
Interest	0.33	0.20	65	0.22	0.31	(29)
	69.11	50.99	36	69.15	44.04	57

Operating expenses	7.83	7.74	1	7.69	7.64	1
Depletion, depreciation, accretion, and impairment	26.00	28.49	(9)	28.09	28.80	(2)
General and administrative expenses	7.88	6.12	29	6.55	5.81	13
Foreign exchange loss	2.57	29.37	(91)	6.80	6.45	5
Derivative financial instruments loss (gain)	-	0.25	-	(0.02)	0.14	(114)
	44.28	71.97	(38)	49.11	48.84	1

Income before income taxes	24.83	(20.98)	218	20.04	(4.80)	518
Income tax expense	(10.56)	(3.59)	194	(9.38)	(1.93)	386
Net income (loss)	$14.27	$(24.57)	158	$10.66	$(6.73)	258

(1) Gas volumes are converted to barrel of oil equivalent (“boe”) at the rate of six thousand cubic feet (“mcf”) of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. At December 31, 2009, Gran Tierra changed from the conversion of gas volumes to boe at a rate of 20 mcf of gas per barrel of oil to provide volume information consistent with standard industry practice and to reflect natural gas’s relative energy content to a barrel of oil. As a result, the boe volumes presented, for the six months ended June 30, 2009, have increased by 5,720 boe from those volumes previously disclosed. Natural gas liquids (“NGL”) volumes are converted to boe on a one-to-one basis with oil.
(2) Production represents production volumes adjusted for inventory changes.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2010 compared to the Results for the Three and Six Months Ended June 30, 2009

Net income of $17.4 million was recorded for the three months ended June 30, 2010, compared to a net loss of $28.2 million for the same quarter in 2009. Higher oil revenues due to increased production and higher prices more than offset increased operating and general and administrative expenses (“G&A”) for the current quarter. Net income for the second quarter of 2010 included a foreign exchange loss of $3.1 million, of which $1.3 million was an unrealized non-cash foreign exchange loss. The net loss for the second quarter of 2009 included a $33.7 million foreign exchange loss, of which $31.0 million was an unrealized non-cash foreign exchange loss. Net income of $27.3 million, or $0.11 per share basic and $0.10 per share diluted, was recorded for the six months ended June 30, 2010 compared to a net loss of $14.1 million, or $0.06 per share, for the same period in 2009. Oil and natural gas sales for the six months ended June 30, 2010 increased by $85.2 million from the same period in 2009, resulting from higher production and higher realized oil prices, which more than offset an increase of $11.8 million in DD&A, and increases in operating expenses and G&A expenses.

Crude oil and NGL production, net after royalties, for the three months ended June 30, 2010 increased to 1,204,254 barrels (2,545,936 barrels for the first six months of 2010) compared to 1,147,595 barrels for the same quarter in 2009 (2,082,643 barrels for the first six months of 2009) due mainly to increased production from our Colombia operations. Average realized crude oil prices for the current quarter increased to $69.25 per barrel ($69.23 for the first six months of 2010) from $50.79 per barrel for the three months ended June 30, 2009 ($43.81 per barrel for the first six months of 2009), reflecting higher West Texas Intermediate (“WTI”) oil prices.

Revenue and interest increased 44% to $84.1 million for the three months ended June 30, 2010 compared to $58.5 million in the same quarter in 2009 due to increased crude oil production in Colombia and an increase of 36% in realized crude oil prices. For the six months ended June 30, 2010, revenue and interest increased 92% to $177.2 million compared to the same period in 2009 due to increased crude oil production in Colombia and an increase of 58% in realized crude oil prices.

Operating expenses for the second quarter of 2010 amounted to $9.5 million, a 7% increase from the same period in 2009. Operating expenses for the six months ended June 30, 2010 increased to $19.7 million a 23% increase from the same period last year. The increase in operating expenses is due to expanded operations and increased production levels in Colombia. However, for the three months ended June 30, 2010, operating expenses on a boe basis increased by only 1% to $7.83 due to the impact of slightly higher costs which more than offset increased production. A similar increase was also recorded for the six months ended June 30, 2010 with operating expenses of $7.69 per boe compared to $7.64 per boe, a 1% increase from the same period in 2009.

DD&A expense of $31.6 million for the current quarter was comparable to the DD&A expense recorded in the same quarter in 2009. However, for the first six months of 2010, DD&A expense increased by 20% to $72.0 million due to increased production levels in Colombia and a $3.7 million ceiling test impairment loss in our Argentina cost center recorded in the first quarter of 2010. On a boe basis, DD&A for the second quarter was $26.00 compared to $28.49 for the same period in 2009. This 9% decrease was primarily due to higher proved reserves in Colombia in 2010 used to calculate DD&A. For the six months ended June 30, 2010 DD&A was $28.09 per boe a decrease from $28.80 per boe for the same period in 2009 due to higher proved reserves partially offset by the Argentina ceiling test write-down.

G&A expenses of $9.6 million and $16.8 million for the three month and six months ended June 30, 2010, respectively, were 37% and 38% higher, respectively, than the same period in 2009 primarily due to increased employee related costs reflecting expanded operations. G&A expenses per boe increased 29% to $7.88 for the current quarter, compared to $6.12 for the second quarter of 2009, and increased by 13% to $6.55 for the first six months ended June 30, 2010 compared to $5.81 for the same period in 2009 due to the same reasons cited above but partially offset by increased production levels.

The foreign exchange loss of $3.1 million for the second quarter of 2010 (of which $1.3 million is an unrealized non-cash foreign exchange loss) and the foreign exchange loss of $17.4 million for the first half of 2010 (of which $14.0 million is an unrealized non-cash foreign exchange loss) primarily represent foreign exchange gains and losses resulting from the translation of a deferred tax liability. In the second quarter of 2009, a $33.7 million foreign exchange loss was recorded (of which $31.0 million was an unrealized non-cash foreign exchange loss) and for the first half of 2009 the foreign exchange loss amounted to $13.5 million (of which $12.7 million was an unrealized non-cash foreign exchange loss) primarily as a result of translation of deferred taxes.

Income tax expense for the three months ended June 30, 2010 amounted to $12.9 million compared to an income tax expense of $4.1 million recorded in the same period in 2009. An income tax expense of $24.0 million was recorded for the six months ended June 30, 2010 compared to an income tax expense of $4.0 million recorded for the same period in 2009. The increase of $20.0 million in income tax expense over the same six month period in 2009 is primarily due to higher income before income taxes. The effective tax rate for the six months ended June 30, 2010 is 47%. The variance from the 35% U.S. statutory rate for the six months ended June 30, 2010 results from non-deductible foreign currency translation losses as described above and an increase in valuation allowances taken on losses incurred in the U.S., Canada, Peru and Brazil, offset by enhanced tax depreciation in Colombia on oil and gas capital expenditures. The variance from the 35% U.S. statutory rate for the six months ended June 30, 2009 is primarily attributable to non-deductible foreign currency translation losses in each of the respective jurisdictions recognition and valuation allowances taken on losses incurred in the U.S., Canada, and Peru.

Segmented Results of Operations

Our operations are carried out in Colombia, Argentina, Peru, and Brazil, and we are headquartered in Calgary, Alberta, Canada. Our reportable segments include Colombia, Argentina and Corporate with the latter including the results of our initial activities in Peru and Brazil. For the three and six months ended June 30, 2010, Colombia generated 96% of our revenue and other income. For the three and six months ended June 30, 2009, Colombia generated 93% of our revenue and other income.

Segmented Results – Colombia

	Three Months Ended June 30,			Six Months Ended June 30,
Segmented Results of Operations – Colombia	2010	2009	% Change	2010	2009	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$80,603	$54,596	48	$170,036	$84,872	100
Interest	142	98	45	219	322	(32)
	80,745	54,694	48	170,255	85,194	100

Operating expenses	7,288	6,952	5	15,390	13,051	18
Depletion, depreciation and accretion	30,321	31,012	(2)	65,327	56,935	15
General and administrative expenses	3,727	3,012	24	6,799	4,619	47
Foreign exchange loss	2,320	33,884	(93)	16,890	13,174	28
	43,656	74,860	(42)	104,406	87,779	19

Segment income (loss) before income taxes	$37,089	$(20,166)	284	$65,849	$(2,585)	2,647

Production, Net of Royalties

Oil and NGL's ("bbl") (1)	1,138,847	1,058,542	8	2,404,416	1,909,813	26
Natural gas ("mcf") (1)	77,550	-	-	100,068	49,028	104
Total production ("boe") (1) (2)	1,151,772	1,058,542	9	2,421,094	1,917,984	26

Average Prices

Oil and NGL's ("per bbl")	$70.50	$51.58	37	$70.55	$44.34	59
Natural gas ("per mcf")	$4.11	$-	-	$4.09	$3.91	5

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$69.98	$51.58	36	$70.23	$44.25	59
Interest	0.12	0.09	33	0.09	0.17	(47)
	70.10	51.67	36	70.32	44.42	58

Operating expenses	6.33	6.57	(4)	6.36	6.80	(7)
Depletion, depreciation and accretion	26.33	29.30	(10)	26.98	29.68	(9)
General and administrative expenses	3.24	2.85	14	2.81	2.41	17
Foreign exchange loss	2.01	32.01	(94)	6.98	6.87	2
	37.91	70.73	(46)	43.13	45.76	(6)

Segment income (loss) before income taxes	$32.19	$(19.06)	269	$27.19	$(1.34)	2,129

(1)
Gas volumes are converted to barrel of oil equivalent (“boe”) at the rate of six thousand cubic feet (“mcf”) of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. At December 31, 2009, Gran Tierra changed from the conversion of gas volumes to boe at a rate of 20 mcf of gas per barrel of oil to provide volume information consistent with standard industry practice and to reflect natural gas’s relative energy content to a barrel of oil. As a result, the boe volumes presented, for the six months ended June 30, 2009, have increased by 5,720 boe from those volumes previously disclosed. Natural gas liquids (“NGL”) volumes are converted to boe on a one-to-one basis with oil.

(2)	Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Colombia for the Three and Six Months Ended June 30, 2010 compared to the Results for the Three and Six Months Ended June 30, 2009

For the three months ended June 30, 2010, income before income taxes from Colombia amounted to $37.1 million compared to a loss before income taxes of $20.2 million recorded for the same period in 2009. This is mainly the result of  higher oil revenues due to increased oil production and higher oil prices. These factors were partially offset by higher operating expenses due to increased Colombian production and increased general and administrative expenses from expanded activities. The results for the three months ended June 30, 2009 include a $33.9 million foreign exchange loss, $31.0 million of which was a non-cash foreign exchange loss, primarily due to the translation of deferred taxes. For the first six months of 2010, income before income taxes was $65.8 million compared to a loss before income taxes of $2.6 million recorded in the same period in 2009 primarily due to higher revenue. A $16.9 million foreign exchange loss, of which $13.8 million is an unrealized non-cash foreign exchange loss, and a $8.4 million increase in DD&A partially offset higher revenues in the period. On a per barrel basis, the pre-tax income for the current quarter was $32.19 ($27.19 for the first six months of 2010) versus a pre-tax loss of $19.06 for the three months ended June 30, 2009 (pre-tax loss of $1.34 for the first six months of 2009).

For the three months ended June 30, 2010, production of crude oil and NGLs, net after royalties, increased by 8% to 1,138,847 barrels compared to 1,058,542 barrels for the same period in 2009 due to increased production from three new development wells in Colombia. The production for the first six months of 2010 amounted to 2,404,416 barrels compared to 1,909,813 barrels, an increase of 26% from the same period last year. This year-to-date increase is mostly due to production from one new development well (Juanambu -2) in the Guayuyaco Block and three new development wells (Costayaco – 8, – 9, and –10) in the Costayaco field. These production levels are after government royalties ranging from 8% to 26% and third party royalties of 2% to 10%.

In the second quarter of 2010, sections of the Ecopetrol operated Trans Andean Pipeline were damaged, which temporarily reduced our deliveries to Ecopetrol for 7 days in June. Our production in the first half of 2009 was impacted by political and economic factors in Colombia. On November 24, 2008, we temporarily suspended production operations in the Costayaco and Juanambu oil fields. As a result of a declaration of a state of emergency and force majeure by Ecopetrol, due to a general strike in the region where our operations are located. On January 12, 2009, crude oil transportation resumed in southern Colombia following the lifting of the strike at the Orito facilities operated by Ecopetrol. In the second quarter of 2009, sections of the Ecopetrol operated Tran Andean Pipeline were damaged, which temporarily reduced our deliveries to Ecopetrol. As a result of these factors, deliveries to Ecopetrol in 2009 were reduced during the first 10 days of January and for 14 days in June.

Revenue and interest for the three and six months ended June 30, 2010 increased by 48% to $80.7 million, and by 100% to $170.3 million, respectively, from the comparable prior year periods. Revenue and interest were positively impacted by an increase in net realized crude oil prices in 2010 compared to 2009 as well as increased production. The average net realized prices for crude oil, which are based on WTI prices, increased by 37% to $70.50 per barrel for the three months ended June 30, 2010 compared to the same period last year. For the first six months of this year, the average realized price increased by 59% to $70.55 per barrel from the same period last year.

As a result of achieving cumulative gross field production of five million barrels in our Costayaco field during the month of September 2009, Gran Tierra is now subject to an additional government royalty payable. This royalty is calculated on 30% of the field production revenue over an inflation adjusted trigger point. That trigger point for Costayaco crude oil is $32.13 for 2010. Production revenue for this calculation is based on production volumes net of other government royalty volumes. Average government royalties at Costayaco with gross production of 19,000 barrels of oil per day (“BOPD”) and $80 WTI per barrel are approximately 25.7%, including the additional government royalty of approximately 18.0%. The National Hydrocarbons Agency (“ANH”) sliding scale royalty at 19,000 BOPD is approximately 9.4% and this royalty is deductible prior to calculating the additional government royalty.

Operating expenses for the three months ended June 30, 2010 increased to $7.3 million from $7.0 million in the same period last year. For the six months ended June 30, 2010 operating expenses increased to $15.4 million compared to $13.1 million in the same period in 2009. The increased operating expenses resulted from the increase in production at Costayaco. However, on a per barrel basis, operating expenses for the second quarter of 2010 declined to $6.33 compared to $6.57 incurred for the same period last year ($6.36 for the first six months of 2010 versus $6.80 in the same period last year) reflecting the reduction of fixed operating costs per barrel as total production increased.

For the quarter ended June 30, 2010, DD&A expense was $30.3 million which was comparable to the same period in 2009 and increased to $65.3 million for the first half of 2010 compared to $56.9 million for the same period in 2009. Increased production levels coupled with a higher depletable cost base partially offset by higher crude oil proved reserves, accounted for the increase in DD&A expense. However, on a per boe basis, the DD&A expense in Colombia decreased by 10% to $26.33 for the second quarter and by 9% to $26.98 for the first six months of 2010 compared with the same periods last year due to higher proved reserves.

An increased level of employee related costs reflecting expanded operations and higher stock-based compensation expense resulted in G&A expense increasing to $3.7 million for the three months ended June 30, 2010 from $3.0 million incurred for the same period in 2009. For the six months ended June 30, 2010, G&A increased to $6.8 million from $4.6 million incurred for the first six months of 2009, for the same reasons cited above. On a per barrel basis, G&A expense increased by 14% to $3.24 from $2.85 for the second quarter of 2010 compared with the same period in 2009 due to increased costs partially offset by higher production. For the six months ended June 30, 2010, G&A expense per boe increased by 17% to $2.81 from $2.41 for the first six months of 2009.

For the three months ended June 30, 2010, the foreign exchange loss of $2.3 million, of which $1.3 million is an unrealized non-cash foreign exchange loss (second quarter of 2009 - $33.9 million loss, of which $31.0 million was an unrealized loss) resulted primarily from the translation of a deferred tax liability recognized on the purchase of Solana. For the six months ended June 30, 2010, the foreign exchange loss was $16.9 million, of which $13.8 million is an unrealized non-cash foreign exchange loss (first half of 2009 - $13.2 million loss, of which $12.7 million was an unrealized loss) on the translation of deferred taxes. This deferred tax liability, a monetary liability, is denominated in Colombian pesos the local currency of the Colombian foreign operations, and as a result, foreign exchange gains and losses have been calculated on conversion to the U.S. dollar functional currency. The decline of 6% in the U.S. dollar against the Colombian peso in the first six months of 2010 (1% in the three months ended June 30, 2010) resulted in the foreign exchange loss. This compares to a 4% decline in the U.S. dollar against the Colombian peso for the six months ended June 30, 2009 (16% in the three months ended June 30, 2009) which resulted in the foreign exchange loss recorded in that period. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $110,000 for each one peso decrease in the exchange rate of the Colombian peso to one US dollar.

Capital Program - Colombia

Gran Tierra’s focus in Colombia for the first half of 2010 was the 2010 exploration drilling program, including the drilling of the Moqueta -1 exploration well in the Chaza block, and continuation of development of the Costayaco field. In support of this strategy, our capital expenditures in Colombia amounted to $28.9 million and $46.5 million, respectively, for the three and six months ended June 30, 2010.

Segmented Capital Expenditures – Colombia		Three Months Ended,	Six Months Ended,
Block and Activity		June 30, 2010	June 30, 2010
(Millions of U.S. Dollars)

Chaza	Costayaco facilities and site preparation and drilling for Costayaco -11 and Moqueta -1	$17.9	$26.3
Guayuyaco	Juanambu -2 drilling and facilities	0.4	5.2
Rumiyaco	Commencement of 3D seismic	2.2	4.5
Azar	2D and 3D seismic programs	1.3	1.4
Garibay	Completion of 3D seismic program and Jilguero -1 drilling	4.5	5.2
Piedemonte Sur	Rig mobilization for Taruka -1 well	0.4	1.0
Piedemonte Norte	Commencement of 3D seismic	0.2	0.3
Magangue	Guepaje facilities	0.1	0.5
Capitalized G&A and other		1.9	2.1

Segmented Capital Expenditures – Colombia		$28.9	$46.5

For comparison, during the three months ended June 30, 2009, we spent $23.5 million on capital projects and for the six months ended June 30, 2009 we spent $41.4 million on capital projects.

Segmented Capital Expenditures - Colombia		Three Months Ended,	Six Months Ended,
Block and Activity		June 30, 2009	June 30, 2009
(Millions of U.S. Dollars)

Chaza	Drilled and tested Costayaco -6, -7, and -8, begin drilling of Costayaco -9, 2D seismic, additional facilities and equipment	$13.7	$21.8
Guachiria Sur	Acquired 115 km2 of 3D seismic	0.4	3.6
Guachiria Norte	Drilled an exploration well, Puinaves-2, which was dry	3.6	5.8
Guachiria	Completed acquisition of 115 km2 of 3D seismic	1.1	1.1
Garibay	Completed acquisition of 110 km2 of 3D seismic	1.2	2.7
Rio Magdalena	Completed long-term testing of Popa-2 well	0.4	1.3
Azar	Commenced 2D and 3D seismic programs	0.8	0.8
San Pablo	Commenced 3D seismic program	1.0	1.0
Capitalized G&A and other		1.3	3.3

Segmented Capital Expenditures – Colombia		$23.5	$41.4

Segmented Results – Argentina

	Three Months Ended June 30,			Six Months Ended June 30,
Segmented Results of Operations - Argentina	2010	2009	% Change	2010	2009	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$3,114	$3,688	(16)	$6,613	$6,563	1
Interest	3	9	(67)	19	49	(61)
	3,117	3,697	(16)	6,632	6,612	-

Operating expenses	2,113	1,929	10	4,142	2,882	44
Depletion, depreciation and accretion	1,224	1,603	(24)	2,791	3,133	(11)
Impairment of carrying value of oil and natural gas properties	-	-	-	3,700	-	-
General and administrative expenses	885	439	102	1,605	966	66
Foreign exchange loss	4	249	(98)	147	600	(76)
	4,226	4,220	-	12,385	7,581	63

Segment loss before income taxes	$(1,109)	$(523)	112	$(5,753)	$(969)	494

Production, Net of Royalties

Oil and NGL's ("bbl") (1) (2)	65,407	89,053	(27)	141,520	172,830	(18)

Average Prices

Oil and NGL's ("per bbl")	$47.61	$41.41	15	$46.73	$37.97	23

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$47.61	$41.41	15	$46.73	$37.97	23
Interest	0.05	0.10	(50)	0.13	0.28	(53)
	47.66	41.51	15	46.86	38.25	23

Operating expenses	32.31	21.66	49	29.27	16.68	75
Depletion, depreciation and accretion	18.71	18.00	4	19.72	18.13	9
Impairment of carrying value of oil and natural gas properties	-	-	-	26.14	-	-
General and administrative expenses	13.53	4.93	174	11.34	5.59	103
Foreign exchange loss	0.06	2.80	(98)	1.04	3.47	(70)
	64.61	47.39	36	87.51	43.87	99

Segment loss before income taxes	$(16.95)	$(5.88)	188	$(40.65)	$(5.62)	623

(1) NGL volumes are converted to boe on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Argentina for the Three and Six Months Ended June 30, 2010 compared to the Results for the Three and Six Months Ended June 30, 2009

For the three months ended June 30, 2010 the pre-tax loss from Argentina was $1.1 million compared to a pre-tax loss of $0.5 million recorded in the same period in 2009. The increased loss resulted from lower production levels and increased operating costs and G&A, offset partially by increased prices and lower DD&A. For the six months ended June 30, 2010, the pre-tax loss was $5.8 million compared to $1.0 million of pre-tax loss recorded in the same period last year. Higher losses resulted from lower production levels, increased operating costs and G&A, and a $3.7 million ceiling test impairment loss recorded in the first quarter of 2010, offset partially by increased prices and lower DD&A.

Crude oil and NGL production, net after 12% royalties, decreased to 65,407 barrels for the three months ended June 30, 2010 compared to 89,053 barrels for the same period in 2009. For the six months ended June 30, 2010, production levels decreased by 18% to 141,520 barrels compared to 172,830 barrels produced in the same period in 2009. The decrease resulted from increased workover related well downtime compared to the prior year.

Due to the local regulatory regimes, the price we currently receive for production from our blocks is approximately $48 per barrel. Furthermore, currently all oil and gas producers in Argentina are operating without sales contracts. A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Along with most other oil producers in Argentina we are continuing deliveries to the refineries and are negotiating a price for deliveries made after June 30, 2010. We are working with other oil and gas producers in the area, as well as Refiner S.A. and provincial governments, to lobby the federal government for change.

A 15% improvement in regulated crude oil prices was more than offset by lower production levels which resulted in our revenues decreasing by 16% to $3.1 million in the three months ended June 30, 2010 from $3.7 million for the same period in 2009. For the six months ended June 30, 2010, revenue levels were $6.6 million unchanged from the comparable prior period. An 18% decline in production levels was offset by a 23% increase in regulated crude oil prices.

Operating expenses for the three months ended June 30, 2010, increased to $2.1 million ($32.31 per boe) compared to $1.9 million ($21.66 per boe) incurred in the same quarter last year. Operating expenses for the first half of 2010 increased to $4.1 million ($29.27 per boe) compared to $2.9 million ($16.68 per boe) for the same period a year ago. The increase in operating costs resulted from higher fixed costs during the first six months of 2010. Higher fixed costs and lower production volumes resulted in the increase in operating costs on a per boe basis.

DD&A expense for the three and six months ended June 30, 2010 was $1.2 million and $2.8 million, respectively, a decrease from the $1.6 million and $3.1 million recorded in the same period of 2009, respectively. On a per boe basis, DD&A for the three and six months ended June 30, 2010 increased to $18.71 and $19.72, respectively, from $18.00 and $18.13 recorded in the same periods last year. The impact of  lower proved reserves more than offset a decreasing proved depletable cost base. In addition, the first quarter of 2010 included a $3.7 million ceiling test impairment loss in our Argentina cost center.

Capital Program - Argentina

Capital expenditures for the three months ended June 30, 2010, amounted to $3.8 million bringing the total expenditures in the region for the first six months of 2010 to $4.5 million. The capital expenditures for the three and six months ended June 30, 2010 mainly relate to facility construction, the acquisition of seismic data, and drilling preparations for the VM.x-1001 gas well in the Valle Morado block. Capital expenditures in Argentina for the three months ended June 30, 2009, were $0.8 million ($1.3 million for the six months ended June 30, 2009). These costs included facilities upgrade costs in the Palmar Largo area and exploration land lease costs and capitalized G&A including non-cash stock based compensation expense.

Segmented Results – Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Segmented Results of Operations - Corporate
(Thousands of U.S. Dollars)
Interest	$252	$120	110	$337	$270	25

Operating expenses	128	(3)	4,367	182	31	487
Depletion, depreciation and accretion	96	76	26	166	152	9
General and administrative expenses	4,982	3,574	39	8,380	6,565	28
Derivative financial instruments loss (gain)	-	284	-	(44)	284	(115)
Foreign exchange loss (gain)	802	(425)	289	383	(288)	233
	6,008	3,506	71	9,067	6,744	34

Segment loss before income taxes	$(5,756)	$(3,386)	70	$(8,730)	$(6,474)	35

Segmented Results of Operations - Corporate

In addition to the expenditures associated with the maintenance of Gran Tierra’s headquarters in Calgary, Alberta, Canada, and cost of compliance and reporting under securities regulations, the results of the Corporate Segment include the results of our initial operations in Peru and Brazil.

G&A Expenses

The increase in G&A expenses between both comparative periods in the prior year was mainly attributable to increased staff to manage expanded operations and higher stock-based compensation expense due to increased stock option grants associated with increased staff.

Foreign Exchange (Gain) Loss

The foreign exchange (gain) loss results from the translation of foreign currency denominated transactions to U.S. Dollars.

Capital Program – Corporate

The capital expenditures for the Corporate Segment during the three months ended June 30, 2010 were $2.1 million, bringing the total expenditures for the first six months of 2010 to $3.4 million. The 2010 year-to-date capital expenditures for the Corporate Segment included expenditures of $2.1 million for Peru on our exploration blocks 122 and 128. The expenditures incurred mainly related to drilling feasibility and geological studies on the blocks. For comparison, for the first six months ended June 30, 2009, capital expenditures included $1.4 million related to drilling feasibility and geological studies on the Peru blocks.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $293.2 million compared to $270.8 million at December 31, 2009. We believe that our cash position and no debt will provide us with sufficient liquidity to meet our strategic objectives and fund our planned capital program for at least the next 12 months. In accordance with our investment policy, cash balances are invested only in United States or Canadian government backed federal, provincial or state securities with the highest credit ratings and short term liquidity.

The costless collar we had entered into in accordance with the terms of the credit facility with Standard Bank Plc terminated in February 2010 as a result of the expired credit facility.

Cash Flows

During the six months ended June 30, 2010, our cash and cash equivalents increased by $22.4 million as cash inflows from operations of $53.0 million and from financing activities of $18.5 million more than offset cash outflows for investing activities of $49.0 million. Net cash provided by operating activities was affected by the increase in crude oil production and increase in prices, offset by the increases in receivables related to oil sales.

During the six months ended June 30, 2009, our cash and cash equivalents decreased by $30.2 million as the cash inflows from operating activities of $5.1 million and from financing activities of $1.1 million were more than offset by cash outflows for investing activities of $36.4 million. Net cash provided by operating activities was affected by the significant increase in crude oil production which was more than offset by the decrease in prices as well as increases in receivables related to oil sales.

Off-Balance Sheet Arrangements

As at June 30, 2010, we had no off-balance sheet arrangements.

Contractual Obligations

Gran Tierra holds three categories of operating leases, namely office, vehicle and housing. Future lease payments and other contractual obligations at June 30, 2010 are as follows:
	As at June 30, 2010
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$5,958	$2,278	$2,624	$1,056	$-
Software and Telecommunication	1,260	837	423	-	-
Drilling, Completion, Facility Construction and Oil Transportation Services	44,423	42,029	2,394	-	-
Total	$51,641	$45,144	$5,441	$1,056	$-

Contractual commitments have increased $19.1 million from December 31, 2009 as a result of entering into third party facility construction, oil transportation and drilling rig commitment contracts in Colombia and Peru.

Related Party Transactions

In connection with the Solana acquisition, we acquired additional office space of 4,441 square feet used by Solana as its headquarters in Calgary. The lease payments under the lease are $9,800 per month and operating and other expenses are approximately $4,400 per month. The lease expires on April 30, 2014. On February 1, 2009, we entered into a sublease for that office space with a sublessee, of which two of Gran Tierra’s directors are shareholders and directors and one such director is an officer of the sublessee. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $7,700 per month plus approximately $4,400 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary real estate market.

On June 30, 2010, our Board of Directors authorized management of Gran Tierra to negotiate, execute and deliver an agreement (if a mutually acceptable agreement can be negotiated) with a drilling company. Two of Gran Tierra’s directors recused themselves from the discussion and vote as they are shareholders and directors of the drilling company. The agreement would specify the drilling company to be Gran Tierra’s drilling operator for the drilling program expected to commence in the fourth quarter of 2010 in Peru.

Subsequent Event

On July 30, 2010 a subsidiary of Gran Tierra, Solana Resources Limited, signed a credit facility with BNP Paribas.  The facility is a reserve base lending agreement for up to $100 million, with an initial committed borrowing base of $20 million.  This credit facility is secured against the reserves of our two subsidiaries with operating branches in Colombia – Gran Tierra Energy Colombia Ltd. and Solana Petroleum Exploration (Colombia) Ltd.

On August 3, 2010, Gran Tierra executed an agreement with a drilling company as discussed in “Related Party Transactions” above. As part of the agreement, Gran Tierra has contracted the company to be drilling operator for the drilling program expected to commence in the fourth quarter of 2010 in Peru.

Outlook

Business Environment

Our revenues have been significantly impacted by the continuing fluctuations in crude oil prices. Crude oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the downturn in the worldwide economy on oil demand growth. However, based on projected production, prices, costs and our current liquidity position, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations and cash on hand, barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, disposition of assets, or issuance of equity. The current global fiscal uncertainty is having an impact on world markets, and the company is unable to determine the impact, if any, this may have on oil prices and demand.

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

2010 Work Program and Capital Expenditure Program

Gran Tierra’s 2010 work program is intended to create value in our existing assets by growing our reserves and production from drilling financed by cash flow, while retaining financial flexibility with a strong cash position and no debt, so that we can be positioned to undertake further development opportunities from exploration success or to pursue acquisition opportunities. However, actual capital expenditures may vary significantly from our budgeted 2010 work program if unexpected events or circumstances occur, such as material delays in permitting, new opportunities present themselves, or anticipated opportunities do not come to fruition, which may therefore either increase or decrease the amount of capital expenditures we incur in 2010.

Excluding potential exploration success, we currently expect average annual production in 2010 to range between 14-16,000 BOPD net after royalty.

Gran Tierra has a revised 2010 capital spending program of $223 million, up from an original budget of $195 million, for exploration and development activities in Colombia, Peru, Argentina and business development activities in Brazil. Planned capital expenditures are $143 million in Colombia, $32 million in Peru, and $45 million in Argentina.

We expect that our committed and discretionary 2010 capital program can be funded from cash flow from operations and cash on hand.

Outlook – Colombia

Gran Tierra is the largest exploration landholder in the Putumayo Basin of Southern Colombia. We have a working interest in fifteen blocks of land in Colombia, fourteen operated by Gran Tierra, encompassing approximately 2.5 million gross acres, or 2.2 million net acres, including three new blocks recently awarded in the ANH 2010 bid round which are pending final contract execution. The Colombia revised capital budget for 2010 is $143 million; $35 million has been allocated for facilities improvements associated with ongoing development of existing reserves, and $77 million for drilling and $31 million for seismic data to support both 2010 and 2011 exploration drilling.

New infrastructure construction planned for the Costayaco field includes crude gathering lines, water lines, upgrading a pumping station, power generation and connections, camp and storage batteries. A water handling, processing, and injection facility for Costayaco is also planned.

Outlook – Argentina

Gran Tierra is the largest exploration landholder in the Noroeste Basin of northern Argentina. We have a working interest in seven blocks of land, six operated by Gran Tierra, encompassing approximately 1.6 million gross acres, or 1.3 million net acres. During the third quarter of 2010 a re-entry and sidetrack for the Valle Morado VM.x-1001 gas well is planned, with testing to follow in the fourth quarter.  Existing pipeline and gas processing plant capacity is capable of handling up to 35 mmcf/d (million cubic feet per day) following refurbishment. Drilling and refurbishment of facilities is expected to cost $35 million. Gran Tierra has received confirmation from the Secretary of Energy that Valle Morado qualifies for the “Gas Plus Program”.  This allows Gran Tierra to negotiate higher gas prices than would have been possible without the Gas Plus qualification. Recent gas contracts signed by other gas producers have resulted in gas prices in excess of $4.00/mmbtu (million British thermal units).  A seismic acquisition program, including approximately 188km of 2D seismic data and 150km2 of 3D seismic data, is also planned for the Santa Victoria block.

Total 2010 capital expenditures planned for Argentina is $45 million.

Outlook – Peru

Gran Tierra expects to begin acquiring approximately 480km of 2D seismic data in the third quarter of 2010 over 16 principal leads amongst the 24 leads identified on the two blocks. Stratigraphic test drilling on up to four prospects is expected to take place in the fourth quarter of 2010 and continuing into early 2011. Total 2010 capital expenditures planned for Peru is $32 million.

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

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. price of WTI oil. In Colombia until December 2009, we received 75% of oil revenues in U.S. dollars and 25% in Colombian pesos at current exchange rates. The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of local office costs are in local currency. As a result, the 75%/25% allocation between U.S. dollar and peso denominated revenues has been approximately balanced between U.S. and peso expenditures, providing a natural currency hedge. Currently we receive 100% of our revenue in Colombia in U.S. dollars and may consider hedging in the future. In Argentina, reference prices for oil are in U.S. dollars and revenues are received in Argentine pesos according to current exchange rates. The majority of expenditures within Argentina are generally Argentine pesos. We have made four acquisitions since our inauguration. The majority of our acquisition expenditures have been paid in U.S. dollars.

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

ITEM 4. - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there was no change in Gran Tierra’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Gran Tierra’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010, are set forth below and are substantially unchanged at June 30, 2010.

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

The majority of our oil in Colombia is delivered by a single pipeline to Ecopetrol and sales of oil could be disrupted by damage to this pipeline. Once delivered to Ecopetrol, all of our current oil production in Colombia is transported by an export pipeline which provides the only access to markets for our oil. Problems on these pipelines can cause interruptions to our producing activities if they are for a long enough duration that our storage facilities become full.  For example, we experienced disruptions in transportation on this pipeline in March and April of 2008, and again in each of June, July and August of 2009, and as recently as June 2010, as a result of sabotage by guerrillas.  In addition, there is competition for space in these pipelines, and additional discoveries in our area of operations by other companies could decrease the pipeline capacity available to us.  Trucking is an alternative to transportation by pipeline, however it is generally more expensive and carries higher safety risks for the company and the public.

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

We operate principally in the Putumayo basin in Colombia, and have properties in other basins, including the Catatumbo, Llanos, Middle Magdalena and Lower Magdalena basins. The Putumayo and Catatumbo regions have been prone to guerilla activity in the past. In 1989, our predecessor company’s facilities in one field were attacked by guerillas and operations were briefly disrupted. Pipelines have also been targets, including the Ecopetrol - operated Trans Andean export pipeline which transports oil from the Putumayo region. In March and April of 2008, again in each of June, July, August and October of 2009, and again in June 2010, sections of the Trans Andean pipeline were blown up by guerillas, which temporarily reduced our deliveries to Ecopetrol during the affected periods.

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

In addition, a foreign exchange loss of $17.4 million, of which $14.0 million is an unrealized non-cash foreign exchange loss, was recorded in the first six months of 2010 primarily due to the translation of a deferred tax liability recorded on the purchase of Solana. The deferred tax liability is denominated in Colombian pesos and the devaluation of 6% in the US dollar against the Colombian Peso in the first six months of 2010 resulted in the foreign exchange loss.

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

When we require additional capital we plan to pursue sources of capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. The current situation in world capital markets may make it difficult for companies to raise funds. If we do succeed in raising additional capital, future financings may be dilutive to our stockholders, as we could issue additional shares of common stock or other equity to investors. In addition, debt and other mezzanine financing may involve a pledge of assets and may be senior to interests of equity holders. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertibles and warrants, which will adversely impact our financial results.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI in 2006 was $66 per barrel, in 2007 it was $72 per barrel, in 2008 it was $100 per barrel, and in 2009 it was $62 per barrel. However, the average price for the six months ended June 30, 2010 was $78, demonstrating the inherent volatility in the market. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differences. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

In addition, oil and natural gas prices in Argentina are effectively regulated and during 2009 and 2010 were substantially lower than those received in North America. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, the purchaser of most of the oil that we produce in Colombia, may cause realized prices to be lower than those received in North America.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On eight separate dates beginning on April 1, 2010 and ending on June 30, 2010, we sold an aggregate of 234,476 shares of our common stock for an aggregate purchase price of $254,150. These shares were issued to nine holders of warrants to purchase shares of our common stock upon exercise of the warrants. The shares were issued to these holders in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchasers of the warrants, who had represented to us in the private placement of the warrants that they were accredited investors as defined in Regulation D under the Securities Act.

On three separate dates between April 1, 2010 and June 30, 2010 we issued 396,825 shares of our common stock to three holders of exchangeable shares, which were issued by a subsidiary of Gran Tierra in a share exchange on November 10, 2005. The shares were issued to this holder in reliance on Regulation S promulgated by the SEC as the investor was not a resident of the United States.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: August 6, 2010	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: August 6, 2010	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Reg. No. 001-34018), filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (Reg. No. 333-153376), filed with the SEC on October 10, 2008.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A (Reg. No. 001-34018), filed with the SEC on January 6, 2010.

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (File No. 000-52594).
4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Form of Warrant issued to investors in connection with the private offering in 2005.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (File No. 333-111656).

4.3	Form of Warrant issued to institutional and retail investors in connection with the private offering in June 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

4.4	Details of the Goldstrike Special Voting Share.
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

10.1	2007 Equity Incentive Plan	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.