Form 10-K/A
period 2010-12-31
GRAN TIERRA ENERGY, INC.
filed 2011-02-28
CIK 1273441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 001-34018

GRAN TIERRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0479924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K is being filed to revise the Exhibit Index to include therein the list of XBRL documents submitted with the Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date:	February 28, 2011	By:	/s/ Dana Coffield
Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 28, 2011	By:	/s/ Martin Eden
Martin Eden
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Dana Coffield	Chief Executive Officer and President	February 28, 2011
Dana Coffield	(Principal Executive Officer)

/s/ Martin Eden	Chief Financial Officer	February 28, 2011
Martin Eden	(Principal Financial and Accounting Officer)

*	Chairman of the Board, Director	February 28, 2011
Jeffrey Scott

*	Director	February 28, 2011
Verne Johnson

*	Director	February 28, 2011
Nicholas G. Kirton

*	Director	February 28, 2011
J. Scott Price

*	Director	February 28, 2011
Ray Antony

*	Director	February 28, 2011
Gerry Macey

* By:	/s/ Dana Coffield
Dana Coffield
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008 (File No. 001-34018).

2.2	Amendment No. 2 to Arrangement Agreement, which includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (Reg. No. 333-153376), filed with the SEC on October 10, 2008 (File No. 001-34018).

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010 (File No. 001-34018).

3.2	Fifth Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (File No. (File No. 001-34018).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Warrant issued to institutional and retail investors in connection with the private offering in June 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (File No. 333-111656).

4.3	Details of the Goldstrike Special Voting Share.
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
Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010 (File No. 001-34018).

10.43	Release of Share Pledge Agreement, dated as of August 24, 2009, by and between Gran Tierra Energy Inc. and Standard Bank PLC.	Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q/A, filed with the SEC on January 6, 2010 (File No. 001-34018).

10.44	Credit Agreement, dated as of July 30, 2010, among Solana Resources Limited, Gran Tierra Energy Inc., the Lenders party thereto, and BNP Paribas.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2010 (File No. 001-34018).

10.45	First Amendment to Credit Agreement, dated as of August 30, 2010, among Solana Resources Limited, Gran Tierra Energy Inc., BNP Paribas and Other Lenders	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2010 (File No. 001-34018).

10.46	Second Amendment to Credit Agreement, dated as of November 5, 2010, among Solana Resources Limited, Gran Tierra Energy Inc., BNP Paribas and Other Lenders	Previously filed with the Form 10-K to which this Form 10-K/A relates.

10.47	Third Amendment to Credit Agreement, dated as of January 20, 2011, among Solana Resources Limited, Gran Tierra Energy Inc., BNP Paribas and Other Lenders	Previously filed with the Form 10-K to which this Form 10-K/A relates.

10.48	Agreement between Gran Tierra Colombia Ltd. and Ecopetrol S.A., dated December 17, 2009, and accepted December 18, 2009, with respect to the sale of crude oil from the Chaza Block.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2010 (File No. 001-34018).

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
Previously filed with the Form 10-K to which this Form 10-K/A relates.

10.51	Agreement between Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A., dated December 17, 2009, and accepted December 18, 2009, with respect to the sale of crude oil from the Chaza Block.	Previously filed with the Form 10-K to which this Form 10-K/A relates.

10.52
Amendment No. 1, executed November 8, 2010, to Agreement between Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A., dated December 17, 2009 and accepted December 18, 2009, with respect to the sale of crude oil from the Chaza Block
Previously filed with the Form 10-K to which this Form 10-K/A relates.

10.53
Addendum, entered into between  Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A. on December 30, 2010, amending the Agreement between those parties dated December 17, 2009 and accepted December 18, 2009, with respect to the sale of crude oil from the Chaza Block.
Previously filed with the Form 10-K to which this Form 10-K/A relates.

21.1	List of subsidiaries.	Previously filed with the Form 10-K to which this Form 10-K/A relates.

23.1	Consent of Deloitte & Touche LLP	Previously filed with the Form 10-K to which this Form 10-K/A relates.

23.2	Consent of GLJ Petroleum Consultants	Previously filed with the Form 10-K to which this Form 10-K/A relates.

24.1	Power of Attorney.	Previously filed with the Form 10-K to which this Form 10-K/A relates.

31.1	Certification of Principal Executive Officer	Previously filed with the Form 10-K to which this Form 10-K/A relates, and filed herewith with respect to this Form 10-K/A.

31.2	Certification of Principal Financial Officer	Previously filed with the Form 10-K to which this Form 10-K/A relates, and filed herewith with respect to this Form 10-K/A.

32.1	Certification of Principal Executive and Financial Officers	Previously filed with the Form 10-K to which this Form 10-K/A relates.

99.1	Gran Tierra Energy Inc. Reserves Assessment and Evaluation of Argentine and Colombian Oil and Gas Properties Corporate Summary, effective December 31, 2010	Previously filed with the Form 10-K to which this Form 10-K/A relates.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†
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

*	Management contract or compensatory plan or arrangement.