Form 10-Q
period 2011-03-31
GRAN TIERRA ENERGY, INC.
filed 2011-05-10
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011
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

On May 3, 2011, the following numbers of shares of the registrant’s capital stock were outstanding: 260,437,501 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value,  representing 7,811,112 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and  one share of Special B Voting Stock, $0.001 par value,  representing 8,998,069 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2011	2010

REVENUE AND OTHER INCOME
Oil and natural gas sales	$122,296	$92,932
Interest	223	178
	122,519	93,110
EXPENSES
Operating	16,396	10,185
Depletion, depreciation, accretion, and impairment (Note 5)	63,357	40,343
General and administrative	13,638	7,190
Equity tax (Note 8)	8,050	-
Financial instruments gain (Note 11)	(230)	(44)
Gain on acquisition (Note 3)	(24,300)	-
Foreign exchange loss	5,199	14,294
	82,110	71,968

INCOME BEFORE INCOME TAXES	40,409	21,142
Income tax expense (Note 8)	(26,696)	(11,182)
NET INCOME AND COMPREHENSIVE INCOME	13,713	9,960
RETAINED EARNINGS, BEGINNING OF PERIOD	58,097	20,925
RETAINED EARNINGS, END OF PERIOD	$71,810	$30,885

NET INCOME PER SHARE — BASIC	$0.05	$0.04
NET INCOME PER SHARE — DILUTED	$0.05	$0.04
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	260,930,753	248,818,662
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	267,819,800	256,863,106

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$253,901	$355,428
Restricted cash (Note 12)	7,950	250
Accounts receivable	137,059	43,035
Inventory (Note 2)	6,448	5,669
Taxes receivable	16,660	6,974
Prepaids	3,107	1,940
Deferred tax assets (Note 8)	2,112	4,852

Total Current Assets	427,237	418,148

Oil and Gas Properties (using the full cost method of accounting)
Proved	544,828	442,404
Unproved	402,070	278,753

Total Oil and Gas Properties	946,898	721,157

Other capital assets	6,352	5,867

Total Property, Plant and Equipment (Note 5)	953,250	727,024

Other Long Term Assets
Restricted cash (Note 12)	2,335	1,190
Deferred tax assets (Note 8)	2,497	-
Other long term assets	308	311
Goodwill	102,581	102,581

Total Other Long Term Assets	107,721	104,082

Total Assets	$1,488,208	$1,249,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 9)	$42,689	$76,023
Accrued liabilities (Note 9)	60,808	32,120
Bank debt (Note 12)	31,250	-
Taxes payable	66,300	43,832
Replacement warrants (Notes 3 and 6)	1,292	-
Asset retirement obligations (Note 7)	334	338

Total Current Liabilities	202,673	152,313

Long Term Liabilities
Deferred tax liabilities (Note 8)	216,697	204,570
Deferred remittance tax and other	1,064	1,036
Equity tax payable (Note 8)	10,174	-
Asset retirement obligations (Note 7)	9,767	4,469

Total Long Term Liabilities	237,702	210,075

Commitments and Contingencies (Note 10)
Shareholders’ Equity
Common shares (Note 6)	5,848	4,797
(260,053,351 and 240,440,830 common shares and 16,959,181 and 17,681,123 exchangeable shares, par value $0.001 per share, issued and outstanding as at March 31, 2011 and December 31, 2010 respectively)

Additional paid in capital	968,101	821,781
Warrants (Note 6)	2,074	2,191
Retained earnings	71,810	58,097

Total Shareholders’ Equity	1,047,833	886,866

Total Liabilities and Shareholders’ Equity	$1,488,208	$1,249,254

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2011	2010

Operating Activities
Net income	$13,713	$9,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depletion, depreciation, accretion, and impairment	63,357	40,343
Deferred taxes	(187)	(10,054)
Stock based compensation (Note 6)	3,453	1,362
Unrealized gain on financial instruments (Note 11)	(62)	(44)
Unrealized foreign exchange loss	4,458	12,707
Settlement of asset retirement obligations (Note 7)	(4)	-
Equity taxes payable long term	6,132	-
Gain on acquisition (Note 3)	(24,300)	-
Net changes in non-cash working capital
Accounts receivable	(83,036)	(46,208)
Inventory	736	97
Prepaids	(831)	(669)
Accounts payable and accrued liabilities	(22,756)	(17,796)
Taxes receivable and payable	8,101	12,747

Net cash provided by (used in) operating activities	(31,226)	2,445

Investing Activities
Restricted cash	(5,600)	712
Additions to property, plant and equipment	(74,266)	(27,072)
Proceeds from disposition of oil and gas property	-	600
Cash acquired on acquisition (Note 3)	7,747	-
Proceeds on sale of asset backed commercial paper (Note 3)	22,679	-
Long term assets and liabilities	3	32

Net cash used in investing activities	(49,437)	(25,728)

Financing Activities
Settlement of bank debt (Notes 3 and 12)	(22,853)	-
Proceeds from issuance of common shares	1,989	18,173

Net cash (used in) provided by financing activities	(20,864)	18,173

Net decrease in cash and cash equivalents	(101,527)	(5,110)
Cash and cash equivalents, beginning of period	355,428	270,786

Cash and cash equivalents, end of period	$253,901	$265,676

Cash	$243,399	$101,580
Term deposits	10,502	164,096
Cash and cash equivalents, end of period	$253,901	$265,676

Supplemental cash flow disclosures:
Cash paid for interest	$668	$-
Cash paid for income taxes	$9,693	$10,147
Non-cash investing activities:
Non-cash working capital related to property, plant and equipment	$42,698	$10,328

 (See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010

Share Capital
Balance, beginning of period	$4,797	$1,431
Issue of common shares	1,051	3,366

Balance, end of period	5,848	4,797

Additional Paid in Capital
Balance, beginning of period	821,781	766,963
Issue of common shares	141,910	19,119
Exercise of warrants (Note 6)	117	24,916
Exercise of stock options (Note 6)	717	2,300
Stock based compensation expense (Note 6)	3,576	8,483

Balance, end of period	968,101	821,781

Warrants
Balance, beginning of period	2,191	27,107
Exercise of warrants (Note 6)	(117)	(24,916)

Balance, end of period	2,074	2,191

Retained Earnings
Balance, beginning of period	58,097	20,925
Net income	13,713	37,172

Balance, end of period	71,810	58,097

Total Shareholders’ Equity	$1,047,833	$886,866

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.Description of Business

Gran Tierra Energy Inc., a Nevada corporation (the “Company” or “Gran Tierra”), is a publicly traded oil and gas company engaged in acquisition, exploration, development and production of oil and natural gas properties. The Company’s principal business activities are in Colombia, Argentina, Peru and Brazil.

2.Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company as at March 31, 2011, the results of its operations and its cash flows for the three month periods ended March 31, 2011 and 2010.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2011. The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company’s 2010 Annual Report on Form 10-K and are the same policies followed in these unaudited interim consolidated financial statements, except as disclosed below. The Company has evaluated all subsequent events through to the date these unaudited interim consolidated financial statements were issued.

Fair value of financial instruments

The Company’s financial instruments are cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, bank debt, asset backed commercial paper (“ABCP”) and derivatives. The fair values of these financial instruments, excluding ABCP, derivatives and bank debt, approximate their carrying values due to their immediate or short-term nature.  Bank debt is recorded at amortized cost, except as noted in Note 12 and the fair value of the ABCP and derivatives are valued as disclosed in Notes 11 and 12.

Restricted cash

Restricted cash relates to cash resources pledged to secure letters of credit or to meet the requirement to place in to trust amounts for future debt repayments associated with a credit facility assumed upon the acquisition of Petrolifera Petroleum Limited (“Petrolifera”) (Notes 3 and 12). Letters of credit currently secured by cash relate to requirements for work commitment guarantees contained in exploration contracts and are currently classified as current or long term assets.

Inventory

Crude oil inventories at March 31, 2011 and December 31, 2010 are $5.1 million and $3.6 million, respectively. Supplies at March 31, 2011 and December 31, 2010 are $1.3 million and $2.1 million, respectively.

Warrants

Upon issuance, the Company records warrants issued to purchase its common stock at fair value; subsequently, the warrants are carried at amortized cost or fair value, depending on the terms of the warrants. The Company determines the fair value of warrants issued by using the Black-Scholes option pricing model. Additional warrants (“Replacement Warrants”) were issued on the acquisition of Petrolifera and their fair value of $1.4 million was recorded as a current liability and as part of the consideration paid for the acquisition (Note 3). Changes in the fair value of this derivative are recorded in the statement of operations until the warrants are exercised or expire.

New Accounting Pronouncements

Stock Compensation
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), "Compensation–Stock Compensation (Topic 718)." The update clarifies that an employee share based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The implementation of this update did not materially impact the Company’s consolidated financial position, operating results or cash flows.

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

3. Business Combination

On March 18, 2011 (the “Acquisition Date”), Gran Tierra completed its acquisition of all the issued and outstanding common shares and warrants of Petrolifera, a Canadian corporation, pursuant to the terms and conditions of the Arrangement Agreement dated January 17, 2011 (the “Arrangement”). Petrolifera is a Calgary-based crude oil, natural gas and natural gas liquids exploration, development and production company active in Argentina, Colombia and Peru. The transaction contemplated by the Arrangement was effected through a court-approved plan of arrangement in Canada. The Court of Queen’s Bench of Alberta issued its Final Order approving the plan of arrangement on the Acquisition Date. The Arrangement was approved at a special meeting of Petrolifera shareholders on March 17, 2011 and by the Court of Queen's Bench of Alberta on March 18, 2011.

Under the Arrangement, Petrolifera shareholders received, for each Petrolifera share held, 0.1241 of a share of Gran Tierra common stock, and Petrolifera warrant holders received, for each Petrolifera warrant held, 0.1241 of a Replacement Warrant to purchase a share of Gran Tierra common stock at an exercise price of $9.67 Canadian  (“CDN”) dollars per share. Gran Tierra Replacement Warrants are only net exercisable, and expire on August 28, 2011.

Gran Tierra has acquired all the issued and outstanding Petrolifera shares and warrants through the issuance of 18,075,247 Gran Tierra common shares, par value $0.001, and 4,125,036 Replacement Warrants. Upon completion of the transaction on the Acquisition Date, Petrolifera became an indirect wholly owned subsidiary of Gran Tierra. On a diluted basis, upon the closing of the Arrangement, Petrolifera security holders owned approximately 6.6% and the Gran Tierra security holders immediately prior to the transaction owned approximately 93.4% of the Company immediately following the transaction. The total consideration for the transaction was approximately $143.0 million.

The fair value of Gran Tierra’s common shares was determined as the closing price of the common shares of Gran Tierra as at the Acquisition Date. The fair value of the Replacement Warrants was estimated on the Acquisition Date using the Black-Scholes option pricing model with the following assumptions:

Exercise price (CDN dollars per warrant)	$9.67
Risk-free interest rate	1.3%
Expected life	0.45 Years
Volatility	44%
Expected annual dividend per share	Nil
Estimated fair value per warrant (CDN dollars)	$0.32

Gran Tierra’s Replacement Warrants issued as a result of the acquisition meet the definition of a derivative. Because the exercise price of the Replacement Warrants is denominated in Canadian dollars, which is different from Gran Tierra’s functional currency, the Replacement Warrants are not considered indexed to Gran Tierra’s common shares and the Replacement Warrants cannot be classified within equity. Therefore the Replacement Warrants, which expire in August 2011, are classified as a current liability on the Gran Tierra’s condensed consolidated balance sheet.

The acquisition is accounted for using the acquisition method, with Gran Tierra being the acquirer, whereby Petrolifera’s assets acquired and liabilities assumed are recorded at their fair values as at the Acquisition Date and the results of Petrolifera have been consolidated with those of Gran Tierra from that date.

The following table shows the allocation of the consideration transferred based on the fair values of the assets and liabilities acquired:

(Thousands of U.S. Dollars)
Consideration Transferred:
Common shares issued net of share issue costs	$141,690
Replacement Warrants	1,354
$143,044

Allocation of Consideration Transferred (1):
Oil and gas properties
Proved	$58,457
Unproved	161,278
Other long term assets	4,417
Net working capital (including cash acquired of $7.7 million and accounts receivable of $6.4 million)	(14,622)
Asset retirement obligations	(4,901)
Bank debt	(22,853)
Other long term liabilities	(14,432)
Gain on acquisition	(24,300)
$143,044

(1) The allocation of the consideration transferred is not final and is subject to change.

As shown above in the allocation of the consideration transferred, the fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. Consequently, Gran Tierra reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, Gran Tierra recognized a gain of $24.3 million, which is reported as “Gain on acquisition”, in the consolidated statement of operations. The gain reflects the impact on Petrolifera’s pre-acquisition market value resulting from their lack of liquidity and capital resources required to maintain current production and reserves and further develop and explore their inventory of prospects.

As part of the assets acquired and included in the net working capital in the allocation of the consideration transferred, the Company assigned $22.5 million in fair value to investments in notes that Petrolifera received in exchange for ABCP with a face value of $31.3 million. On March 28, 2011, these notes were sold to an unrelated party for proceeds of $22.7 million after the associated line of credit was settled (Note 12).

The pro forma results for the three months ended March 31, 2011 and 2010 are shown below, as if the acquisition had occurred on January 1, 2010. Pro forma results are not indicative of actual results or future performance.

	Three Months Ended March 31,
(Thousands of U.S. Dollars except per share amounts)	2011	2010
Oil and natural gas sales and interest	$131,714	$107,882
Net (loss) income	$(21,711)	$11,821
Net (loss) income per share -basic	$(0.08)	$0.04
Net (loss) income per share - diluted	$(0.08)	$0.04

The supplemental pro forma earnings of Gran Tierra for the three months ended March 31, 2011 were adjusted to exclude $4.4 million of acquisition costs recorded in general and administrative expense and the $24.3 million gain on acquisition recognized in the first quarter of  2011 results of Gran Tierra because they are not expected to have a continuing impact on Gran Tierra’s results of operations. The actual results of operations for Petrolifera, since the Acquisition Date were insignificant and have not been separately disclosed.

4.Segment and Geographic Reporting

The Company’s reportable operating segments are Colombia, Argentina, Peru and Corporate, based on a geographic organization. The Company is primarily engaged in the exploration and production of oil and natural gas. In the three months ended March 31, 2011, Peru became a reportable geographic segment due to the significance of its loss before income taxes as compared to the consolidated loss before income taxes.  Prior year comparative geographic segment presentation has been conformed to this presentation with the Peru related results and asset information disaggregated from the Corporate segment.  Brazil is included as part of the Corporate segment and is not a reportable segment because the level of activity is not significant at this time. The accounting policies of the reportable geographic segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from oil and natural gas operations before income taxes.

The following tables present information on the Company’s reportable geographic segments:

	Three Months Ended March 31, 2011
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Peru	Corporate	Total
Revenues	$117,304	$4,992	$-	$-	$122,296
Interest income	87	-	-	136	223
Depreciation, depletion, accretion and impairment	30,036	1,147	31,933	241	63,357
Depreciation, depletion, accretion and impairment - per unit of production	24.77	11.90	-	-	48.39
Segment income (loss) before income taxes	57,886	(430)	(32,625)	15,578	40,409
Segment capital expenditures	$42,264	$11,622	$14,287	$930	$69,103

	Three Months Ended March 31, 2010
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Peru	Corporate	Total
Revenues	$89,433	$3,499	$-	$-	$92,932
Interest income	77	16	-	85	178
Depreciation, depletion, accretion, and impairment	35,006	5,267	8	62	40,343
Depreciation, depletion, accretion and impairment - per unit of production	27.58	69.20	-	-	29.99
Segment income (loss) before income taxes	28,760	(4,644)	(248)	(2,726)	21,142
Segment capital expenditures	$17,553	$660	$527	$764	$19,504

	As at March 31, 2011
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Corporate	Total
Property, plant and equipment	$766,838	$148,140	$22,471	$15,801	$953,250
Goodwill	102,581	-	-	-	102,581
Other assets	198,756	41,807	7,164	184,650	432,377
Total Assets	$1,068,175	$189,947	$29,635	$200,451	$1,488,208

	As at December 31, 2010
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Corporate	Total
Property, plant and equipment	$654,416	$29,031	$28,578	$14,999	$727,024
Goodwill	102,581	-	-	-	102,581
Other assets	155,798	15,220	18,575	230,056	419,649
Total Assets	$912,795	$44,251	$47,153	$245,055	$1,249,254

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. In 2011, the Company has one significant customer for its Colombian crude oil, Ecopetrol S.A. (“Ecopetrol”), a Colombian government agency. Sales to Ecopetrol accounted for 96% of the Company’s revenues in the first quarter of 2011 and 96% in the first quarter of 2010. In Argentina, the Company has one significant customer, Refineria del Norte S.A (“Refiner”).

5.Property, Plant and Equipment

	As at March 31, 2011
(Thousands of U.S. Dollars)	Cost	Accumulated DD&A	Net book value
Oil and natural gas properties
Proved	$943,475	$(398,647)	$544,828
Unproved	402,070	-	402,070
	1,345,545	(398,647)	946,898
Furniture and fixtures and leasehold improvements	5,253	(2,940)	2,313
Computer equipment	6,082	(2,467)	3,615
Automobiles	933	(509)	424
Total Property, Plant and Equipment	$1,357,813	$(404,563)	$953,250

	As at December 31, 2010
(Thousands of U.S. Dollars)	Cost	Accumulated DD&A	Net book value
Oil and natural gas properties
Proved	$777,262	$(334,858)	$442,404
Unproved	278,753	-	278,753
	1,056,015	(334,858)	721,157
Furniture and fixtures and leasehold improvements	5,233	(2,831)	2,402
Computer equipment	5,521	(2,358)	3,163
Automobiles	779	(477)	302
Total Property, Plant and Equipment	$1,067,548	$(340,524)	$727,024

Depreciation, depletion, accretion and impairment (“DD&A”) for the three months ended March 31, 2011 includes a ceiling test impairment loss of $31.9 million in Gran Tierra’s Peru cost center. This impairment loss was a result of the inclusion of dry well costs and seismic costs associated with the asset base of the Peru cost center for ceiling test determination purposes. For the three months ended March 31, 2010, a $3.7 million ceiling test impairment loss was included in the Company’s Argentina cost center. This impairment loss was a result of a redetermination of the income tax effect on the present value of future cash inflows used to determine the Argentina ceiling for that country’s ceiling test.

During the three months ended March 31, 2011, the Company capitalized $1.8 million (year ended December 31, 2010 - $4.1 million) of general and administrative expenses related to the Colombian full cost center, including $0.1 million (year ended December 31, 2010 - $0.3 million) of stock based compensation expense, and $0.4 million (year ended December 31, 2010 - $1.2 million) of general and administrative expenses in the Argentina full cost center, including $47,000 (year ended December 31, 2010 - $0.2 million) of stock based compensation.

The unproved oil and natural gas properties at March 31, 2011 consist of exploration lands held in Colombia, Argentina, Peru, and Brazil, including additions related to the newly acquired Petrolifera assets. As at March 31, 2011, the Company had $308.7 million (December 31, 2010 - $228.8 million) of unproved assets in Colombia, $59.0 million (December 31, 2010 - $9.4 million) of unproved assets in Argentina, $21.8 million (December 31, 2010 - $28.2 million) of unproved assets in Peru, and $12.6 million (December 31, 2010 - $12.4 million) of unproved assets in Brazil for a total of $402.1 million (December 31, 2010 - $278.8 million). These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

6.Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share and two shares are designated as special voting stock, par value $0.001 per share.  As at March 31, 2011, outstanding share capital consists of 260,053,351 common voting shares of the Company, 9,148,069 exchangeable shares of Gran Tierra Exchange Co., automatically exchangeable on November 14, 2013, and 7,811,112 exchangeable shares of Goldstrike Exchange Co., automatically exchangeable on November 10, 2012. The exchangeable shares of Gran Tierra Exchange Co, were issued upon acquisition of Solana Resources Limited (“Solana”). The exchangeable shares of Gran Tierra Goldstrike Inc. were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. Each exchangeable share is exchangeable into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote and are entitled to share in all dividends that the Company’s board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have substantially the same rights as holders of common voting shares.

Warrants

At March 31, 2011, the Company had 3,674,932 warrants outstanding to purchase 1,837,466 common shares for $1.05 per share, expiring between June 20, 2012 and June 30, 2012 and 4,125,036 Replacement Warrants outstanding, issued upon the acquisition of Petrolifera (Note 3), to purchase 4,125,036 common shares for CDN$9.67, expiring August 28, 2011. For the three months ended March 31, 2011, 210,000 common shares were issued upon the exercise of 420,000 warrants (three months ended March 31, 2010, 8,118,018 common shares were issued upon the exercise of 9,090,098 warrants). Included in warrants exercised in the three months ended March 31, 2010 were 7,145,938 warrants to purchase 7,145,938 common shares for $14.4 million, assumed on the acquisition of Solana in November 2008.

The fair value of the Replacement Warrants as of March 31, 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

Exercise price (CDN dollars per warrant)	$9.67
Risk-free interest rate	1.3%
Expected life	0.45 Years
Volatility	44%
Expected annual dividend per share	Nil
Estimated fair value per warrant (CDN dollars)	$0.32

Stock Options

As at March 31, 2011, the Company has a 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s board of directors is authorized to issue options or other rights to acquire shares of the Company’s common stock. On November 14, 2008, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the number of shares of common stock available for issuance thereunder from 9,000,000 shares to 18,000,000 shares. On June 16, 2010, another amendment to the Company’s 2007 Equity Incentive plan was approved by shareholders, which increased the number of shares of common stock available for issuance thereunder from 18,000,000 shares to 23,306,100 shares.

The Company grants options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or three months after the grantee’s end of service to the Company, whichever occurs first. At the time of grant, the exercise price equals the market price. For the three months ended March 31, 2011, 605,332 common shares were issued upon the exercise of 605,332 stock options (three months ended March 31, 2010 – 1,208,994). The following options were outstanding as of March 31, 2011:

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Balance, December 31, 2010	10,943,058	$3.49
Granted in 2011	3,219,996	8.39
Exercised in 2011	(605,332)	(2.92)
Forfeited in 2011	(29,167)	(3.96)
Balance, March 31, 2011	13,528,555	$4.68

The weighted average grant date fair value for options granted in the three months ended March 31, 2011 was $5.20 (three months ended March 31, 2010 - $3.33). The intrinsic value of options exercised for the three months ended March 31, 2011 was $3.2 million (three months ended March 31, 2010 - $4.5 million).

The table below summarizes stock options outstanding at March 31, 2011:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of Exercise Prices ($/option)	Options	$/Option	Expiry Years
0.50 to 2.00	1,369,171	$1.14	5.4
2.01 to 3.50	5,144,552	2.46	7.5
3.51 to 5.50	466,666	4.43	8.5
5.51 to 7.00	3,123,170	5.92	8.9
7.01 to 8.40	3,424,996	8.35	9.9
Total	13,528,555	$4.68	8.3

The aggregate intrinsic value of options outstanding at March 31, 2011 is $46.9 million (December 31, 2010 - $49.9 million) based on the Company’s closing stock price of $8.07 (December 31, 2010 - $8.05) for that date. At March 31, 2011, there was $18.8 million (December 31, 2010 - $6.1 million) of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years. As at March 31, 2011, 5,910,173 (December 31, 2010 – 5,426,367) options were exercisable.

For the three months ended March 31, 2011, the stock based compensation expense was $3.6 million (three months ended March 31, 2010 - $1.4 million) of which $3.2 million (three months ended March 31, 2010 - $1.1 million) was recorded in general and administrative expense and $0.2 million was recorded in operating expense in the consolidated statement of operations (three months ended March 31, 2010 – $0.2 million). For the three months ended March 31, 2011, $0.2 million of stock based compensation was capitalized as part of exploration and development costs (three months ended March 31, 2010 – $0.1 million).

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

	Three Months Ended March 31,
	2011	2010
Dividend yield (per share)	$ nil	$ nil
Volatility	81%	90%
Risk-free interest rate	1.4%	0.4%
Expected term	4 - 6 years	3 years
Estimated forfeiture percentage (per year)	4%	10%

Weighted average shares outstanding

	Three Months Ended March 31,
	2011	2010
Weighted average number of common and exchangeable shares outstanding	260,930,753	248,818,662
Shares issuable pursuant to warrants	3,203,257	5,518,333
Shares issuable pursuant to stock options	5,894,518	5,013,174
Shares to be purchased from proceeds of stock options	(2,208,728)	(2,487,063)
Weighted average number of diluted common and exchangeable shares outstanding	267,819,800	256,863,106

Net Income per share

For the three month period ended March 31, 2011, 4,125,036 Replacement Warrants were excluded from the diluted income per share calculation as the instruments were anti-dilutive. For the three months ended March 31, 2010, options to purchase 3,195,000 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive.

7.Asset Retirement Obligations

As at March 31, 2011 the Company’s asset retirement obligations were comprised of Colombian obligations in the amount of $4.4 million (December 31, 2010 - $3.7 million) and Argentine obligations in the amount of $5.7 million (December 31, 2010 - $1.1 million). As at March 31, 2011, the undiscounted asset retirement obligations were $26.6 million (December 31, 2010 - $8.7 million). Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and natural gas properties were as follows:

	Three Months Ended	Year Ended
(Thousands of U.S. Dollars)	March 31, 2011	December 31, 2010
Balance, beginning of period	$4,807	$4,708
Settlements	(4)	(286)
Disposal	-	(720)
Liability incurred	270	719
Liability assumed in a business combination (Note 3)	4,901	-
Foreign exchange	5	58
Accretion	122	328
Balance, end of period	$10,101	$4,807

Asset retirement obligations - current	$334	$338
Asset retirement obligations - long term	9,767	4,469
Balance, end of period	$10,101	$4,807

8.Income Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income before income taxes for the following reasons:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2011	2010
Income before income taxes	$40,409	$21,142
	35%	35%
Income tax expense expected	14,143	7,400
Other permanent differences	4,065	(612)
Foreign currency translation adjustments	1,981	4,166
Impact of foreign taxes	(1,598)	(840)
Enhanced tax depreciation incentive	-	(1,292)
Stock based compensation	1,143	449
Increase in valuation allowance	15,288	1,721
Branch and other foreign income pick-up in the United States and Canada	(1,619)	(1,248)
Non-deductible third party royalty in Colombia	1,820	1,438
Non-taxable gain on bargain purchase	(8,527)	-
Total income tax expense	$26,696	$11,182

Current income tax	26,677	21,236
Deferred tax (recovery)	19	(10,054)
Total income tax expense	$26,696	$11,182

	As at
(Thousands of U.S. Dollars)	March 31, 2011	December 31, 2010
Deferred Tax Assets
Tax benefit of loss carryforwards	$45,317	$27,527
Tax basis in excess of book basis	21,459	7,975
Foreign tax credits and other accruals	23,520	16,895
Capital losses	1,453	1,413
Deferred tax assets before valuation allowance	91,749	53,810
Valuation allowance	(87,140)	(48,958)
	$4,609	$4,852

Deferred tax assets - current	$2,112	$4,852
Deferred tax assets - long term	2,497	-
	4,609	4,852

Deferred Tax Liabilities
Long-term - book value in excess of tax basis	(216,697)	(204,570)

Net Deferred Tax Liabilities	$(212,088)	$(199,718)

Equity tax for the current quarter of $8.1 million represents a Colombian tax of 6.2% on the balance sheet equity recorded in our Colombia branches at January 1, 2011. The equity tax is assessed every four years. The tax for the four-year period from 2011 to 2014 is payable in eight semi-annual installments over the four-year period but is expensed in the first quarter of 2011 at the commencement of the four-year period. Accordingly, the equity tax expense for the previous four-year period was recorded prior to 2010 and no expense is recorded in the first quarter of 2010.

The Company was required to calculate a deferred remittance tax in Colombia based on 7% of profits not reinvested in the business on the presumption that such profits would be transferred to the foreign owners up to December 31, 2006.   As of January 1, 2007, the Colombian government rescinded this law; therefore, no further remittance tax liabilities will be accrued. The historical balance which was included in the Company’s financial statements as of March 31, 2011 was $0.5 million (December 31, 2010 - $0.5 million).

As at March 31, 2011, the total amount of Gran Tierra’s unrecognized tax benefits was approximately $16.6 million, a portion of which, if recognized, would affect the Company’s effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated statement of operations. As at March 31, 2011, the total amount of interest and penalties included in unrecognized tax benefits in deferred and current income tax liabilities in the condensed consolidated balance sheet was approximately $1.9 million. The Company had no interest or penalties included in the consolidated statement of operations for the three months ended March 31, 2011.

Changes in the Company's Unrecognized Tax Benefit are as Follows:
(Thousands of U.S. Dollars)
Unrecognized tax benefit at January 1, 2011	$4,175
Additions to tax position related to prior years	70
Additions to tax position related to the current year	12,364
Balance at March 31, 2011	$16,609

The Company and its subsidiaries file income tax returns in the U.S. federal and state jurisdictions and certain other foreign jurisdictions. The Company is subject to income tax examinations for the calendar tax years ended 2005 through 2010 in most jurisdictions. It does not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next twelve months.

As at March 31, 2011, the Company has deferred tax assets relating to net operating loss carryforwards of $45.3 million (December 31, 2010 - $27.5 million) and capital losses of $1.5 million (December 31, 2010 - $1.4 million) before valuation allowances. Of these losses, $36.6 million (December 31, 2010 - $20.5 million) are losses generated by the foreign subsidiaries of the Company. Of the total losses, $0.1 million (December 31, 2010 - $nil) will expire at the end of 2011, $1.5 million will begin to expire in 2012 (December 31, 2010 - $nil) and $45.2 million (December 31, 2010 - $28.9 million) will begin to expire thereafter.

9.Accounts Payable and Accrued Liabilities

The balances in accounts payable and accrued liabilities and are comprised of the following:

	As at March 31, 2011
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Corporate	Total
Property, plant and equipment	$31,971	$10,670	$8,274	$1,379	$52,294
Payroll	2,567	322	76	1,525	4,490
Audit, legal, and consultants	5	219	-	2,060	2,284
General and administrative	2,503	102	145	446	3,196
Operating	35,254	5,606	373	-	41,233
Total	$72,300	$16,919	$8,868	$5,410	$103,497

	As at December 31, 2010
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Corporate	Total
Property, plant and equipment	$32,854	$10,452	$8,377	$1,438	$53,121
Payroll	3,256	186	-	2,300	5,742
Audit, legal, and consultants	-	140	16	1,676	1,832
General and administrative	1,039	590	70	363	2,062
Operating	43,037	2,141	173	35	45,386
Total	$80,186	$13,509	$8,636	$5,812	$108,143

10. Commitments and Contingencies

Leases

Gran Tierra holds four categories of operating leases: compressor, office, vehicle and equipment and housing. The Company pays monthly amounts of $0.1 million for a compressor, $0.2 million for office leases, $12,000 for vehicle and equipment leases and $8,000 for certain employee accommodation leases in Canada, Colombia, Argentina, Peru, and Brazil. Future lease payments at March 31, 2011 are as follows:

	As at March 31, 2011
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$7,835	$3,151	$3,044	$1,640	$-
Bank debt	31,250	31,250	-	-	-
Software and Telecommunication	1,228	1,033	195	-	-
Drilling, Completion, Facility Construction and Oil Transportation Services	64,571	48,301	16,270	-	-
Consulting	317	317	-	-	-
Total	$105,201	$84,052	$19,509	$1,640	$-

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

Gran Tierra is subject to a third party 10% net profits interest on 50% of the Company’s production from the Costayaco field that arises from the original acquisition in 2006 of 50% of Gran Tierra’s interest in the Chaza Block Contract. There is currently a disagreement between Gran Tierra and the third party as to the calculation of the net profits interest. Gran Tierra and the third party have agreed to resolve this issue through an arbitration which is anticipated to be heard in Texas, in accordance with the rules of the American Arbitration Association, in the fourth quarter of 2011. At this time no amount has been accrued in the financial statements as the Company does not consider it probable that a loss will be incurred. The disputed amount at March 31, 2011 is $5.4 million.

Gran Tierra has several lawsuits and claims pending for which the Company currently cannot determine the ultimate result. Gran Tierra records costs as they are incurred or become determinable. Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11. Financial Instruments, Fair Value Measurements and Credit Risk

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, ABCP, accounts payable, accrued liabilities, bank debt and derivative financial instruments. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. Certain of Gran Tierra’s assets and liabilities are reported at fair value in the accompanying consolidated balance sheets. As at March 31, 2011, the fair values of financial instruments approximate their book amounts due to the short term maturity of these instruments except as discussed below.

None of the Company's derivative instruments currently qualify as fair value hedges or cash flow hedges, and accordingly, changes in fair value of the derivative instruments are recognized as income or expense in the consolidated statement of operations and retained earnings with a corresponding adjustment to the fair value of derivative instruments recorded on the balance sheet. The derivative instruments include the Replacement Warrants (Notes 3 and 6) and a crude oil collar which expired in February 2010.

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs are based on significant other observable inputs and significant unobservable inputs, respectively, and have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. When available, Gran Tierra measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

As at the Acquisition Date and as at March 31, 2011, the Company held investments with a face value of $6.6 million and a carrying value of $nil comprised of ineligible master asset vehicles Classes 1 & 2 (“MAV IA 1 & 2”) notes. These notes, which were received by Petrolifera in 2009 in exchange for ABCP, were provided as a security for a related ABCP backed line of credit (Note 12) which was drawn at $5.0 million as at the Acquisition Date and as at March 31, 2011. The fair value of these notes receivable at the Acquisition Date and March 31, 2011 is $nil as there is no active market for these notes. The Company classified these notes received in exchange for ABCP, and ABCP secured line of credit as Level 2.

The Company does not have any assets or liabilities whose fair value is measured using the Level 1method. The Company classifies the Replacement Warrants (Notes 3 and 6) as Level 3 and measured their fair values as discussed in Note 6.

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

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. For the three months ended March 31, 2011, the Company had one significant customer for its Colombian crude oil, Ecopetrol. In Argentina, the Company had one significant customer, Refiner.

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

12. Bank Debt and Credit Facilities

The balances of bank debt are comprised of the following:

	Three Months Ended	Year Ended
(Thousands of U.S. Dollars)	March 31, 2011	December 31, 2010
Current bank debt
Reserve-backed credit facility	$31,250	$-
Balance, end of period	$31,250	$-

Effective July 30, 2010, a subsidiary of Gran Tierra, Solana, established a credit facility with BNP Paribas for a three-year term which may be extended or amended by agreement between the parties. This reserve based facility has a maximum borrowing base up to $100.0 million and is supported by the present value of the petroleum reserves of the Company’s two subsidiaries with operating branches in Colombia – Gran Tierra Energy Colombia Ltd. and Solana Petroleum Exploration (Colombia) Ltd. The initial committed borrowing base is $20 million. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus 3.5%. In addition, a stand-by fee of 1.50% per annum is charged on the unutilized balance of the committed borrowing base and is included in general and administrative expense. Under the terms of the facility, the Company is required to maintain and was in compliance with certain financial and operating covenants. As at March 31, 2011, the Company had not drawn down any amounts under this facility.

As part of the acquisition of Petrolifera on March 18, 2011, Gran Tierra assumed a $100.0 million reserve-backed credit facility with available and outstanding balance as at the Acquisition Date and March 31, 2011 of $31.3 million. This credit facility agreement with a syndicate of banks expires on June 30, 2012. Gran Tierra is required to make three scheduled reserve deposits of $3.8 million per quarter through September 30, 2011 at which time those deposits are applied to repay part of the principal.  Two additional principal repayments of $3.8 million are to be made at the end of each of the following quarters with the final settlement of $12 million to be made June 30, 2012 when this agreement expires. As of March 31, 2011, $4.3 million, which includes $0.5 million reserved prior to the acquisition, has been placed in reserve and is recorded as restricted cash in current assets in the Company’s condensed consolidated balance sheet. Under the terms of this credit facility agreement, one-half of any potential farmout proceeds received by Gran Tierra related to Petrolifera's Argentine assets, up to a maximum of $5.0 million, are to be first allocated to reduce the final $12.0 million permanent debt repayment due and payable upon expiry of the agreement in June 2012.  Any excess farmout proceeds are then to be evenly allocated to reduce Gran Tierra’s quarterly reserve payments or debt repayments. The credit facility bears interest at LIBOR plus 8.25%, is partially secured by the pledge of the shares of Petrolifera’s subsidiaries and has a provision for a borrowing base adjustment every six months.  This facility is currently under review, with any adjustment to the borrowing base calculated based on information as at December 31, 2010. Gran Tierra accounts for this credit facility at amortized cost.

Under the terms of the facility, the Company is required to maintain and was in compliance with certain financial and operating covenants. Gran Tierra has classified this credit facility as current as the Company intends to repay the credit facility at the first opportunity in August of 2011. A regulation of the Argentine Central Bank establishes that "new indebtedness and renewals of debts with foreign creditors engaged by local residents shall be kept for a minimum 365 days".  Petrolifera entered into an amendment of this credit facility on August 4, 2010, which then renewed and restructured the existing debt.   As a result, the principal debt that was loaned into Argentina cannot be repaid and retired until August 2011.

Upon the acquisition of Petrolifera, Gran Tierra assumed an ABCP line of credit with a Canadian Chartered Bank, to a maximum of CDN$23.2 million, which is included as part of net working capital in the allocation of consideration transferred, with an initial expiry in April 2012. Gran Tierra settled this line of credit immediately after the completion of the acquisition of Petrolifera for the face value of CDN$22.5 million in borrowings plus accrued interest (Note 3).

Also upon the acquisition of Petrolifera, Gran Tierra assumed a second line of credit agreement (“Second ABCP line of credit”) with the same Canadian chartered bank to a maximum of CDN$5.0 million, which was fully drawn as at the Acquisition Date and March 31, 2011. This Second ABCP line of credit, which expired on April 8, 2011, was secured by the MAV IA 1 & 2 notes. Gran Tierra retained the option to settle the Second ABCP line of credit of CDN$5.0 million in borrowings, as drawn on this facility, through delivery to the lender of the MAV IA 1 & 2 notes. Subsequent to the acquisition, Gran Tierra elected to record this second line of credit at fair value and planned at that time to settle the debt through delivery of the MAV IA 1 & 2 notes upon expiry. Accordingly, a value of $nil was recorded for the debt upon its acquisition and at March 31, 2011 (Note 11). Gran Tierra settled such borrowings by delivery of the MAV IA 1 & 2 notes on April 8, 2011.

Interest expense on the facilities for the 13 day period from the Acquisition Date to March 31, 2011 was $0.1 million.  This amount is recorded on the Consolidated Statements of Operations and Retained Earnings as part of general and administrative expense.

13. Related Party Transaction

On February 1, 2009, the Company entered into a sublease for office space with a company, of which one of Gran Tierra’s directors is a shareholder and director. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $9,000 per month plus approximately $5,000 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary, Alberta, Canada real estate market.

On August 3, 2010, Gran Tierra entered into a contract related to the Peru drilling program with a company of which one of Gran Tierra’s directors is a shareholder and director. For the three months ended March 31, 2011, $2.0 million was capitalized and at March 31, 2011, $1.4 million was included in accounts payable related to this contract, the terms of which are consistent with market conditions.

On January 12, 2011, the Company entered into an agreement to sublease office space to a company of which Gran Tierra’s President and Chief Executive Officer serves as an independent Director.  The term of the sublease runs from February 1, 2011 to January 30, 2013 and, at $5,000 per month plus approximately $6,000 of operating and other expense, the terms are consistent with market conditions in the Calgary, Alberta, Canada real estate market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our projected financial position and results, estimated quantities values of reserves, business strategy, plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, those set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements as set out in Part I – Item 1 of this Quarterly Report on Form 10-Q, as well as the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 25, 2011.

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

In June 2010, we expanded our land position in the Putumayo Basin and added new frontier exploration acreage in Colombia through successful bids on three blocks in Colombia. In August and October 2010, respectively, we made new Colombian field discoveries in Moqueta in the Chaza Block (Putumayo Basin) and Jilguero in the Garibay Block. Also in August 2010, we finalized a farm-in agreement with Alvorada Petroleo S.A. relating to the on-shore Reconcavo Basin in Brazil, pending regulatory approval from Brazil’s Agencia nacional de Petroleo Gas natural e Bioncombustiveis (“ANP”). In Peru, in September 2010, we acquired a 20% working interest in three blocks and, in December 2010, we acquired a 60% interest in one block. Both transactions in Peru are subject to government approval and final assignment of interests.

On January 17, 2011, we announced that we had entered into an Arrangement Agreement to acquire Petrolifera Petroleum Ltd. (“Petrolifera”). The Arrangement Agreement received Petrolifera shareholder and regulatory, stock exchange and court approvals, and closed on March 18, 2011. Petrolifera is a Canadian based international oil and gas company listed on the Toronto Stock Exchange which owns working interests in 11 exploration and production blocks; three located in Colombia, three in Peru and five in Argentina. See “Business Combination” below for further details of this transaction.

Business Combination

On March 18, 2011 (the “Acquisition Date”), we completed our acquisition of all the issued and outstanding common shares and warrants of Petrolifera pursuant to the terms and conditions of the Arrangement Agreement dated January 17, 2011 (the “Arrangement”). Petrolifera is a Calgary-based crude oil, natural gas and natural gas liquids exploration, development and production company active in Argentina, Colombia and Peru. The transaction contemplated by the Arrangement was effected through a court-approved plan of arrangement in Canada. The Arrangement was approved at a special meeting of Petrolifera shareholders on March 17, 2011 and the Court of Queen’s Bench of Alberta issued its Final Order approving the plan of arrangement on the Acquisition Date.

Under the Arrangement, Petrolifera shareholders received, for each Petrolifera share held, 0.1241 of a share of Gran Tierra common stock, and Petrolifera warrant holders received, for each Petrolifera warrant held, 0.1241 of a common share purchase warrant of Gran Tierra (“Replacement Warrants”) to purchase a share of Gran Tierra common stock at an exercise price of CAD $9.67 per share. Gran Tierra Replacement Warrants expire on August 28, 2011.  Gran Tierra has acquired all the issued and outstanding Petrolifera shares and warrants through the issuance of 18,075,047 Gran Tierra common shares, par value $0.001, and 4,125,036 Replacement Warrants. Upon completion of the transaction on March 18, 2011, Petrolifera became an indirect wholly owned subsidiary of Gran Tierra. On a diluted basis, upon the closing the Arrangement, Petrolifera security holders owned approximately 6.6% and the Gran Tierra security holders immediately prior to the transaction owned approximately 93.4% of the Company immediately following the transaction. The total consideration for the transaction is approximately $143.0 million.

The acquisition is accounted for using the acquisition method, with Gran Tierra being the acquirer, whereby Petrolifera’s assets acquired and liabilities assumed are recorded at their fair values as at the Acquisition Date and the results of Petrolifera are consolidated with those of Gran Tierra from that date.

The following table shows the allocation of the consideration transferred based on the fair values of the assets and liabilities acquired:

(Thousands of U.S. Dollars)
Consideration Transferred:
Common shares issued net of share issue costs	$141,690
Replacement Warrants	1,354
$143,044

Allocation of Consideration Transferred (1):
Oil and gas properties
Proved	$58,457
Unproved	161,278
Other long term assets	4,417
Net working capital (including cash acquired of $7.7 million and accounts receivable of $6.4 million)	(14,622)
Asset retirement obligations	(4,901)
Bank debt	(22,853)
Other long term liabilities	(14,432)
Gain on acquisition	(24,300)
$143,044

(1) The allocation of the consideration transferred is not final and is subject to change.

As indicated in the allocation of the consideration transferred, the fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. Consequently, Gran Tierra reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, Gran Tierra recognized a “Gain on acquisition” of $24.3 million in the consolidated  statement of operations. The gain reflects the impact on Petrolifera’s pre-acquisition market value resulting from their lack of liquidity and capital resources required to maintain current production and reserves and further develop and explore their inventory of prospects.

As part of the net working capital acquired, we assigned $22.5 million in fair value to investments in notes that Petrolifera received in exchange for Asset Backed Commercial Paper (“ABCP”) with a face value of $31.3 million. On March 28, 2011, these notes were sold for proceeds of $22.7 million after the associated line of credit was settled.

As part of the acquisition, we assumed a $100.0 million reserves backed credit facility bearing interest at LIBOR plus 8.25%, with an available and outstanding balance of $31.3 million upon closing.  This amount has not been repaid due to a 365-day restriction of the Argentine Central Bank which elapses on August 4, 2011.  Because we plan to repay the debt on or around that date, the debt has been classified as current and included in net working capital acquired.

The acquisition was effective March 18, 2011 and, accordingly, only twelve days of Petrolifera operations are included in the consolidated results of Gran Tierra.  Consequently, the acquisition did not have a material effect on results of operations of the Company for the first quarter of 2011, except for the gain on acquisition.

Financial and Operational Highlights
(Thousands of U.S. Dollars, Except Per Share Amounts)

	Three Months Ended March 31,
	2011	2010	% Change

Production - Barrels of Oil Equivalent ("boe") per Day (1)	14,546	14,949	(3)

Prices Realized - per boe	$93.41	$69.07	35

Revenue and Other Income ($000s)	$122,519	$93,110	32

Net Income ($000s)	$13,713	$9,960	38

Net Income Per Share - Basic	$0.05	$0.04	25

Net Income Per Share - Diluted	$0.05	$0.04	25

Funds Flow From Operations ($000s) (2)	$66,560	$54,274	23

Capital Expenditures ($000s)	$69,103	$19,504	254

	As at
	March 31, 2011	December 31, 2010	% Change

Cash & Cash Equivalents ($000s)	$253,901	$355,428	(29)

Working Capital (including cash & cash equivalents) ($000s)	$224,564	$265,835	(16)

Property, Plant & Equipment ($000s)	$953,250	$727,024	31

(1) Gas volumes are converted to boes at the rate of six thousand cubic feet (“mcf”) of gas per barrel of oil, based upon the approximate relative energy content of gas and oil. The conversion ratio does not assume price equivalency and the price for a barrel of oil equivalent for natural gas may differ significantly from the price of a barrel of oil.

(2) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under United States Generally Accepted Accounting Principles (“GAAP”). Management uses this financial measure to analyze operating performance and the income (loss) generated by Gran Tierra’s principal business activities prior to the consideration of how non-cash items affect that income (loss), and believes that this financial measure is also useful supplemental information for investors to analyze operating performance and Gran Tierra’s financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income (loss) or other measures of financial performance as determined in accordance with GAAP. Gran Tierra’s method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from operations, as presented, is net income (loss) adjusted for depletion, depreciation, accretion and impairment (“DD&A”), deferred taxes, stock based compensation, unrealized loss (gain) on financial instruments, unrealized foreign exchange losses (gains), equity tax and gain on acquisition. A reconciliation from funds flow from operations to net income is as follows:

	Three Months Ended March 31,
Funds Flow From Operations - Non-GAAP Measure ($000s)	2011	2010

Net income	$13,713	$9,960
Adjustments to reconcile net income to funds flow from operations
Depletion, depreciation, accretion and impairment	63,357	40,343
Deferred taxes	(187)	(10,054)
Stock-based compensation	3,453	1,362
Unrealized gain on financial instruments	(62)	(44)
Unrealized foreign exchange loss	4,458	12,707
Settlement of asset retirement obligations	(4)	-
Equity taxes payable long term	6,132	-
Gain on acquisition	(24,300)	-
Funds flows from operations	$66,560	$54,274

Financial Highlights for Three Months Ended March 31, 2011

In the first quarter of 2011, oil and gas production (net after royalty and inventory adjustments) averaged 14,546 barrels of oil equivalent per day (“BOEPD”), a 3% decrease compared to the same period in 2010, due to pipeline maintenance in Colombia between December 28, 2010 to February 7, 2011 which restricted sales from the Costayaco field in the Chaza Block where Gran Tierra has a 100% working interest.

Revenue and other income increased by 32% over the same period in 2010 due to a 36% increase in realized oil prices compared to the same period in 2010, partially offset by lower production.

Net income of $13.7 million, or $0.05 per share basic and diluted, compares to net income of $10.0 million, or $0.04 per share basic and diluted, in the first quarter of 2010. The net income was primarily as a result of the $24.3 gain on acquisition of Petrolifera offset by increased operating, general and administrative (“G&A”) expenses, tax expense and a $31.9 million ceiling test impairment in the Peru cost center.

Funds flow from operations for the three months ended March 31, 2011 increased 23% over the same period in the prior year primarily as a result of the 36% improvement in the realized oil price offset by higher operating and G&A expenses and slightly lower production.

Oil and gas property expenditures for the first quarter of 2011 include the successful drilling of the Moqueta –4 well in the Chaza Block and facility construction and drilling site preparations in the Costayaco field in the Chaza Block, Colombia.  Also included are drilling costs for the dry and abandoned exploration wells, Taruka-1, Pacayaco-1, San Angel-1, and  Canangucho -1 in Colombia, Kanatari-1in Peru, and the GTE.St.VMor-2001 sidetrack operation in Argentina, which was suspended in February 2011 and is being abandoned.

Our cash and cash equivalents position of $253.9 million at March 31, 2011 decreased from $355.4 million at December 31, 2010 primarily as a result of year-to-date capital expenditures.

Working capital (including cash and cash equivalents) was $224.6 million at March 31, 2011, which is a $41.3 million decrease from December 31, 2010, due mainly to bank debt acquired in the Petrolifera transaction during the quarter and an increase in taxes payable.

Property, plant and equipment as at March 31, 2011 was $953.3 million, an increase of $226.2 million from December 31, 2010, as a result of additions from the Petrolifera acquisition and the capital expenditure program, partially offset by DD&A.

Operational Highlights for the Three Months Ended March 31, 2011

Colombia

Moqueta Field, Chaza Block (100% working interest and Operator)

The Moqueta-4 development well was completed and tested in the first quarter of 2011 and confirmed oil bearing reservoirs in the Villeta T-Sandstone, the Lower U Sandstone and the Caballos formations. The Moqueta-5 development well spud in April 2011 and test results are expected in late May 2011.  The targeted reservoirs were penetrated approximately 50 feet deeper than in Moqueta-4, increasing the reserve potential of the field.

Construction of the Moqueta to Costayaco pipeline commenced in the second quarter of 2011 and first oil production from Moqueta is expected late in the second quarter of 2011.  Production from Moqueta is expected to be moderate until gas compression facilities are installed late in 2011.

Costayaco Field, Chaza Block (100% working interest and Operator)

Drilling operations concluded in the first quarter of 2011 on the Costayaco-12 and -13 development wells, which were drilled as infill production wells to test the respective northern and southern extensions of the Costayaco field. Production from the Costayaco-12 and -13 wells is intended to assist in maintaining production plateau at the Costayaco field; these wells will be converted to water-injectors to assist with pressure maintenance in the field later in the Costayaco field life.

Canangucho Prospect, Chaza Block (100% working interest and Operator)

The Canangucho-1 exploration well reached total depth on March 23, 2011. After the evaluation of wireline logs, it was determined that the T-Sandstone and Caballos formations were water bearing and the well was plugged and abandoned.

Juanambu Field, Guayuyaco Block (70% working interest and Operator)

The Juanambu-3 development well began drilling on March 3, 2011. Drilling operations were completed in April, 2011 and the well is awaiting testing.

Taruka Prospect, Piedemonte Sur Block (100% working interest and Operator)

The Taruka-1 exploration well reached total depth on February 7, 2011. The target reservoirs were encountered, but with only poor oil shows. The well was plugged and abandoned.

Lower Magdalena Basin, Magdalena Block (100% working interest and Operator)

Drilling and logging of the San Angel-1 natural gas exploration well in the Magdalena Block of the Lower Magdalena Basin was completed at the end of March 2011.  Testing operations produced water and non-commercial amounts of gas and the well was plugged and abandoned.

Rumiyaco Prospect, Rumiyaco Block (100% working interest and Operator)

Environmental permitting has been approved for the Rumiyaco-1 exploration well in the Rumiyaco Block of the Putumayo basin. Civil construction work started in April 2011 and the well is expected to begin drilling in the third quarter of 2011.

Argentina

Valle Morado Field, Valle Morado Block (100% working interest and Operator)

The sidetrack drilling operation on the Valle Morado GTE.St.VMor-2001 well was suspended in February 2011 and the well is being abandoned due to a number of operational challenges encountered. We plan to drill a vertical well into this gas field in 2012.

Noreste Basin, Santa Victoria Block (50% working interest and Operator)

We successfully farmed out a 50% interest in the Santa Victoria Block in the Noroeste Basin of northwestern Argentina to Apache Corporation (“Apache”) in March 2011.  We have agreed to proceed with Apache into the second exploration phase with Apache, which has a work commitment that will be fulfilled with an exploration well. The joint venture, with Gran Tierra as operator, is interested in testing the gas potential of the acreage, with gas-condensate reserves and production proven in the region.

Peru

Kanatari Prospect, Block 128 (100% working interest and Operator)

The Kanatari-1 exploration well reached total depth on March 3, 2011. No oil or gas shows were noted during drilling and interpretations from wireline logs indicate the reservoirs are water bearing.  Kanatari-1 was plugged and abandoned.

Blocks 123, 124, and 129  (20% non-operated working interest)

In September 2010, we acquired a 20% non-operated working interest in ConocoPhilips operated Block 123, Block 124 and Block 129, subject to government approval.  The approval for these blocks was granted in March 2011 with final assignment completed on April 26, 2011. We are evaluating the prospectivity of these blocks based on recently acquired 2-D seiemic data.

Brazil

Blocks REC-T-129, REC-T-142, REC-T-155, and REC-T-224 (70% working interest and Operator)

In April 2011, Gran Tierra received final approvals for Blocks -129, -142 and -224 and expects regulatory approval for Block 155 shortly. Block REC-T-155 is currently producing and consequently we will be recording revenue and production from Brazil beginning from the date of approval.

	Three Months Ended March 31,
Consolidated Results of Operations	2011	2010	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$122,296	$92,932	32
Interest	223	178	25
	122,519	93,110	32

Operating expenses	16,396	10,185	61
Depletion, depreciation, accretion, and impairment	63,357	40,343	57
General and administrative expenses	13,638	7,190	90
Equity tax	8,050	-	-
Foreign exchange loss	5,199	14,294	64
Gain on acquisition	(24,300)	-	-
Financial instruments gain	(230)	(44)	422
	82,110	71,968	14

Income before income taxes	40,409	21,142	91
Income tax expense	(26,696)	(11,182)	139
Net income	$13,713	$9,960	38

Production, Net of Royalties

Oil and NGL's ("bbl") (1)	1,293,453	1,341,682	(4)
Natural gas ("mcf") (1)	94,317	22,518	319
Total production ("boe") (1) (2)	1,309,173	1,345,435	(3)

Average Prices

Oil and NGL's ("per bbl")	$94.31	$69.20	36
Natural gas ("per mcf")	$3.35	$3.90	(14)

Consolidated Results of Operations ("per boe")

Oil and natural gas sales	$93.41	$69.07	35
Interest	0.17	0.13	31
	93.58	69.20	35

Operating expenses	12.52	7.57	65
Depletion, depreciation, accretion, and impairment	48.39	29.99	61
General and administrative expenses	10.42	5.34	95
Equity tax	6.15	-	-
Foreign exchange loss	3.97	10.62	63
Gain on acquisition	(18.56)	-	-
Financial instruments gain	(0.18)	(0.03)	500
	62.71	53.49	17

Income before income taxes	30.87	15.71	96
Income tax expense	(20.39)	(8.31)	145
Net income	$10.48	$7.40	42

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

Consolidated Results of Operations for the Three Months Ended March 31, 2011 compared to the Results for the Three Months Ended March 31, 2010

Net income of $13.7 million, or $0.05 per share basic and diluted, was recorded for the three months ended March 31, 2011 compared to net income of $10.0 million, or $0.04 per share basic and diluted, for the same period in 2010. Higher oil revenues due to higher realized crude oil prices and a $24.3 million gain on acquisition of Petrolifera were partially offset by increased operating and G&A expenses, equity tax, and a ceiling test impairment in the Peru cost center. Net income for the first quarter of 2011 included a foreign exchange loss of $5.2 million, of which $4.5 million is an unrealized non-cash foreign exchange loss. Net income for the first quarter of 2010 included a $14.3 million foreign exchange loss, of which $12.7 million was an unrealized non-cash foreign exchange loss.

Crude oil and NGL production, net after royalties, for the three months ended March 31, 2011 decreased to 1,293,453 barrels compared to 1,341,682 barrels for the same period in 2010 due to pipeline maintenance related interruptions in Colombia which restricted sales. Average realized crude oil prices for the current quarter increased to $94.31 per barrel from $69.20 per barrel for the first three months of 2010 reflecting higher West Texas Intermediate (“WTI”) oil prices.

Revenue and interest increased 32% to $122.5 million for the three months ended March 31, 2011 compared to $93.1 million in the same period in 2010 due to an increase of 36% in crude oil prices.

Operating expenses for the first quarter of 2011 amounted to $16.4 million, a 61% increase from the same period in 2010 mainly due to higher workover, fuel and power, water injection and trucking costs. For the three months ended March 31, 2011, operating expenses on a boe basis were $12.52 per boe, an increase over the same period in 2010 also due the same reasons previously listed.

DD&A expense for the first quarter of 2011 increased to $63.4 million compared to $40.3 million for the same quarter in 2010 due to a $31.9 million ceiling test impairment in our Peru cost center. On a boe basis, DD&A for the three months ended March 31, 2011 was $48.39 compared to $29.99 for the same period in 2010. This 61% increase was primarily due to the impairment in our Peru cost center only partially offset by the impact higher proved reserves in Colombia in 2011 and the increase of proved reserves in Argentina in 2011 through the Petrolifera acquisition.

G&A expenses of $13.6 million for the three months ended March 31, 2011, were 90% higher than the same period in 2010 primarily due to increased employee related costs reflecting the expanded operations in Colombia, Peru and Brazil and $1.2 million of expenses associated with the acquisition of Petrolifera.  G&A expenses per boe increased 95% to $10.42 per boe for the current quarter, compared to $5.34 per boe for the first quarter of 2010 for the same reasons previously listed.

Equity tax for the current quarter of $8.1 million represents a Colombian tax of 6.2% on the balance sheet equity recorded in our Colombia branches at January 1, 2011. The equity tax is assessed every four years. The tax for the four-year period from 2011 to 2014 is payable in eight semi-annual installments over the four-year period but is expensed in the first quarter of 2011 at the commencement of the four-year period. Accordingly, the equity tax expense for the previous four-year period was recorded prior to 2010 and no expense is recorded in the first quarter of 2010.

The foreign exchange loss of $5.2 million, of which $4.5 million is an unrealized non-cash foreign exchange loss for the first quarter of 2011 primarily represents a foreign exchange loss resulting from the translation of a deferred tax liability. In the first quarter of 2010, a $14.3 million foreign exchange loss was recorded, of which $12.7 million was an unrealized non-cash foreign exchange loss.

Income tax expense for the three months ended March 31, 2011 amounted to $26.7 million compared to $11.2 million recorded in the same period in 2010. The increase of $15.5 million in income tax expense over the same period in 2010 is primarily due to higher income before income taxes from increased oil prices received over the same period in the prior year. The effective tax rate to March 31, 2011 is 66% and has increased from the same period in 2010 primarily due to the increase in the valuation allowance on losses incurred mainly in Peru. The variance from the 35% U.S. statutory rate for the first quarter of 2011 results from non-deductible foreign currency translation losses as described above and an increase in valuation allowances taken on losses incurred in the U.S., Canada, Peru and Brazil offset partially by the inclusion of the non-taxable gain on acquistion. The variance from the 35% U.S. statutory rate for the first quarter of 2010 is primarily attributable to non-deductible foreign currency translation losses as described above and an increase in valuation allowances taken on losses incurred in the U.S., Canada, Peru and Brazil, offset by enhanced tax depreciation taken on oil and gas capital expenditures.

Segmented Results of Operations

Our operations are carried out in Colombia, Argentina, Peru, and Brazil, and we are headquartered in Calgary, Alberta, Canada. Our reportable segments include Colombia, Argentina, Peru and Corporate with the latter including the results of our initial activities in Brazil. For the three months ended March 31, 2011, Colombia generated 96% of our revenue and other income.

Segmented Results - Colombia
	Three Months Ended March 31,
Segmented Results of Operations – Colombia	2011	2010	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$117,304	$89,433	31
Interest	87	77	13
	117,391	89,510	31

Operating expenses	12,785	8,102	58
Depletion, depreciation and accretion	30,036	35,006	(14)
General and administrative expenses	3,313	3,072	8
Equity tax	8,050	-	-
Foreign exchange loss	5,321	14,570	63
	59,505	60,750	(2)

Segment income before income taxes	$57,886	$28,760	101

Production, Net of Royalties

Oil and NGL's ("bbl") (1)	1,203,615	1,265,569	(5)
Natural gas ("mcf") (1)	55,257	22,518	145
Total production ("boe") (1) (2)	1,212,825	1,269,322	(4)

Average Prices

Oil and NGL's ("per bbl")	$97.27	$70.60	38
Natural gas ("per mcf")	$4.04	$4.02	-

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$96.72	$70.46	37
Interest	0.07	0.06	17
	96.79	70.52	37

Operating expenses	10.54	6.38	65
Depletion, depreciation and accretion	24.77	27.58	(10)
General and administrative expenses	2.73	2.42	13
Equity Tax	6.64	-	-
Foreign exchange loss	4.39	11.48	62
	47.07	47.86	3

Segment income before income taxes	$47.72	$22.66	111

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

Segmented Results of Operations – Colombia for the Three Months Ended March 31, 2011 compared to the Results for the Three Months Ended March 31, 2010

For the three months ended March 31, 2011, income before income taxes from Colombia amounted to $57.9 million compared to $28.8 million recorded for the same period in 2010. This is mainly the result of increased oil revenues due to higher realized crude oil prices, a $5.0 million decrease in DD&A due to higher reserve levels, and lower foreign exchange losses. These factors were partially offset by higher operating expenses due to the higher workover, fuel and power, water injection and trucking costs and the recording of an equity tax in the current quarter. On a per barrel basis, the pre-tax income for the three months ended March 31, 2011 was $47.72 versus $22.66 recorded for the same period in 2010. The difference is due to the same factors listed above.

For the three months ended March 31, 2011, production of crude oil and NGLs, net after royalties, decreased by 5% to 1,203,615 barrels compared to 1,265,569 barrels for the same period in 2010. This decrease is due to reduced sales through the Ecopetrol-operated Trans-Andean oil pipeline between December 28, 2010 and February 7, 2011 as a result of maintenance at the Tumaco Port crude offloading terminal. These production levels are after government royalties ranging from 8% to 26% and third party royalties of 2% to 10%.

As a result of achieving gross field production of five million barrels in our Costayaco field during the month of September 2009, Gran Tierra is now subject to an additional government royalty payable. This royalty is calculated on 30% of the field production revenue over an inflation adjusted trigger point. That trigger point for Costayaco crude oil is $31.29 for 2011. Production revenue for this calculation is based on production volumes net of other government royalty volumes. Average government royalties at Costayaco with gross production of 19,000 BOPD and $80 WTI per barrel are approximately 25.7%, including the additional government royalty of approximately 18.0%. The National Hydrocarbons Agency sliding scale royalty at 19,000 BOPD is approximately 9.4% and this royalty is deductible prior to calculating the additional government royalty.

Gran Tierra’s Colombian operating results for the three months ended March 31, 2011 included production from two new development wells (Costayaco – 11, and –12) in the Costayaco field of the Chaza Block. In the first quarter of 2010, Colombia production included production from Costayaco – 1, – 2, – 3, – 4, – 5, – 8, – 9, – 10, Juanambu – 1 and – 2 in the Guayuyaco Block, along with production from the Santana Block.

Revenue and interest increased 31% in 2011 compared to 2010 due to an increase in net realized crude oil prices. The average net realized price for crude oil, which is based on WTI prices, increased by 38% to $97.27 per barrel for the three months ended March 31, 2011 compared to the same period last year. We received a premium to WTI during the first quarter of 2011.

Operating expenses for the three months ended March 31, 2011 increased to $12.8 million from $8.1 million in the same period last year. The increased operating expenses resulted from higher workover, fuel and power, water injection and trucking costs. On a per barrel basis, operating expenses for the first quarter of 2011 increased to $10.54 compared to $6.38 incurred for the same period last year, for the same reason mentioned above.

For the three months ended March 31, 2011, DD&A expense decreased to $30.0 million from $35.0 million recorded in the same period in 2010. Decreased production levels coupled with higher crude oil proved reserves, accounted for the decrease in DD&A expense. On a per boe basis, the DD&A expense in Colombia decreased by 10% to $24.77 for the first three months of 2011 compared to the same period last year for the same reasons mentioned above.

An increased level of development and operating activities and higher stock-based compensation expense resulted in G&A expense increasing to $3.3 million for the three months ended March 31, 2011 from $3.1 million incurred for the same period in 2010. On a per barrel basis, G&A expense increased by 13% to $2.73 from $2.42 for the first quarter of 2011 compared to the same period in 2010.

Equity tax for the current quarter of $8.1 million represents a Colombian tax of 6.2% on the balance sheet equity recorded in our Colombia branches at January 1, 2011. The equity tax is assessed every four years. The tax for the four-year period from 2011 to 2014 is payable in eight semi-annual installments over the four-year period but is expensed in the first quarter of 2011 at the commencement of the four-year period. Accordingly, the equity tax expense for the previous four-year period was recorded prior to 2010 and no expense is recorded in the first quarter of 2010.

The results for the three months ended March 31, 2011 included a foreign exchange loss of $5.3 million, of which $4.4 million is an unrealized non-cash foreign exchange loss (first quarter of 2010 - $14.6 million loss, of which $12.6 million was an unrealized loss). This deferred tax liability, a monetary liability, is denominated in the local currency of the Colombian foreign operations and as a result, foreign exchange gains and losses have been calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $110,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

Capital Program - Colombia

Gran Tierra’s focus in Colombia for the first quarter of 2011 was the execution of the 2011 drilling program, including drilling the Moqueta -4 development well and Costayaco-12 and Costayaco-13 development wells in the Chaza block, commencing drilling of the Juanambu-3 development well, drilling the Pacayaco, Canangucho, and Taruka prospects, the continued development of the Costayaco field, and construction of facilities on the Brillante field and drilling the San Angel -1 well acquired through Petrolifera.  In support of this strategy, our capital expenditures in Colombia amounted to $42.3 million for the three months ended March 31, 2011.

Segmented Capital Expenditures – Colombia		Three Months Ended,
Block and Activity		March 31, 2011
(Millions of U.S. Dollars)

Chaza	Costayaco facilities, Moqueta pipeline, Pacayco-1, Canangucho-1, Costayaco-12, Costayaco-13, and Moqueta-4 drilling	$25.4
Guayayaco	Juanambu-3 drilling, and facilities	1.9
Rumiyaco	Acquisition of seismic	0.1
Garibay	Jilguero-1 drilling	0.4
Piedemonte Sur	Taruka -1 drilling	5.7
Sierra Nevada	Brillante facilities	5.4
Magdalena	San Angel-1 drilling	2.0
Santana	Facilities	0.1
Capitalized G&A and other		1.3

Segmented Capital Expenditures – Colombia		$42.3

For comparison, during the three months ended March 31, 2010, we spent $17.6 million on capital projects.

Segmented Capital Expenditures - Colombia		Three Months Ended,
Block and Activity		March 31, 2010
(Millions of U.S. Dollars)

Chaza	Costayaco facilities and site preparation for Costayaco -11 and Moqueta -1 drilling	$7.2
Guayayaco	Juanambu -2 drilling and facilities	4.8
Rumiyaco	Commencement of 3D seismic	2.3
Garibay	Completion of 3D seismic program	0.6
Piedemonte Sur	Rig mobilization for Taruka -1 well	0.6
Capitalized G&A and other		2.1

Segmented Capital Expenditures – Colombia		$17.6

Segmented Results – Argentina

	Three Months Ended March 31,
Segmented Results of Operations - Argentina	2011	2010	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$4,992	$3,499	43
Interest	-	16	-
	4,992	3,515	42

Operating expenses	3,547	2,029	75
Depletion, depreciation, accretion, and impairment	1,147	5,267	(78)
General and administrative expenses	918	720	28
Foreign exchange (gain) loss	(190)	143	(233)
	5,422	8,159	(34)

Segment loss before income taxes	$(430)	$(4,644)	(91)

Production, Net of Royalties

Oil and NGL's ("bbl") (1) (2)	89,838	76,113	18
Natural gas ("mcf") (2)	39,060	-	-
Total production ("boe") (2) (3)	96,348	76,113	27

Average Prices

Oil and NGL's ("per bbl")	$54.54	$45.97	19
Natural gas ("mcf") (1)	$2.37	$-	-

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$51.81	$45.97	13
Interest	-	0.21	-
	51.81	46.18	12

Operating expenses	36.81	26.66	38
Depletion, depreciation, accretion, and impairment	11.90	69.20	(83)
General and administrative expenses	9.53	9.46	1
Foreign exchange (gain) loss	(1.97)	1.88	205
	56.27	107.20	(48)

Segment loss before income taxes	$(4.46)	$(61.02)	(93)

(1) NGL volumes are converted to boe on a one-to-one basis with oil.

(2) Production represents production volumes adjusted for inventory changes.

Segmented Results of Operations – Argentina for the Three Months Ended March 31, 2011 compared to the Results for the Three Months Ended March 31, 2010

For the three months ended March 31, 2011 the pre-tax loss from Argentina was $0.4 million compared to a pre-tax loss of $4.6 million recorded in the same period in 2010. The decreased loss was due to higher production and realized crude oil prices, lower DD&A expense as there was no impairment of oil and gas properties in the current quarter as compared to a $3.7 million impairment in the comparative quarter and lower depletion in the current quarter due to the addition of the Petrolifera proved reserves to the reserve base.

Crude oil and NGL production, net after 12% royalties, increased to 89,838 barrels for the three months ended March 31, 2011 compared to 76,113 barrels for the same period in 2010. The increase resulted from the inclusion of Petrolifera production beginning March 19, 2011.

Due to the local regulatory regimes, the price we currently receive for production from our blocks is approximately $55 per barrel. Furthermore, currently most oil and gas producers in Argentina are operating without sales contracts for periods longer than several months. A new withholding tax regime was introduced in Argentina without specific guidance as to its application. Producers and refiners of oil in Argentina have been unable to determine an agreed sales price for oil deliveries to refineries. Along with most other oil producers in Argentina we are continuing deliveries to the refineries and are negotiating a price for those deliveries on a regular and short term basis.

With an 18% improvement in regulated crude oil prices, and increased production levels due to the inclusion of Petrolifera production, our revenues have increased by 43% to $5.0 million in the three months ended March 31, 2011 compared to $3.5 million for the same period in 2010.

Operating expenses for the three months ended March 31, 2011, increased to $3.5 million, or $36.81 per boe, compared to $2.0 million, or $26.66 per boe, incurred in the same quarter last year due to increased workovers in the current period. Operating costs on a per boe basis increased also as a result of increased workover expenses.

DD&A expense for the three months ended March 31, 2011 was $1.1 million, a decrease from the $5.3 million recorded in the same period of 2010. On a per boe basis, DD&A for the three months ended March 31, 2011 decreased to $11.90 from $69.20 recorded in the same period last year. The DD&A rate changed as a result of the addition of the Petrolifera proved reserves and cost base in March 2011 and because there was no impairment loss in the current period compared to a $3.7 impairment loss recorded in the comparative period.

Capital Program - Argentina

Capital expenditures for the three months ended March 31, 2011, amounted to $11.6 million mainly relating to Valle Morado drilling for $13.5 million, El Chivil facilities for $0.7 million and Santa Victoria expenditures of $0.2 million offset by farmout proceeds of $3.3 million.  Capital expenditures in Argentina for the three months ended March 31, 2010, were $0.7 million. These costs included facility construction and the acquisition of seismic data.

Segmented Results – Peru

	Three Months Ended March 31,
	2011	2010	% Change
Segmented Results of Operations - Peru
(Thousands of U.S. Dollars)
Operating expenses	$64	$36	78
Depletion, depreciation, accretion and impairment	31,933	8	-
General and administrative expenses	565	204	177
Foreign exchange loss	63	-	-
	32,625	248	13,055

Segment loss before income taxes	$(32,625)	$(248)	13,055

In the three months ended March 31, 2011, Peru became a reportable geographic segment due to the significance of its loss before income taxes as compared to the consolidated loss before income taxes.  Prior year comparative geographic segment presentation has been conformed to this presentation with the Peru related results and asset information disaggregated from the Corporate segment.

For the three months ended March 31, 2011, the pre-tax loss from Peru was $32.6 million compared to a pre-tax loss of $0.3 million recorded in the same period in 2010.

DD&A expense for the three months ended March 31, 2011 was $31.9 million as compared to nil in 2010 as a result of a $31.9 million ceiling test impairment related to seismic and dry hole drilling costs combined with depreciation of other assets.

G&A expense was $0.6 million for the three months ended March 31, 2011 compared with G&A expenses of $0.2 million recorded in the same period in 2010 as a result of increased operations.

Capital Program – Peru

Capital expenditures were $14.3 million mainly related to the drilling of Kanatari -1 on Block 128 as compared to $0.5 million for the same period in 2010.

Segmented Results – Corporate

	Three Months Ended March 31,
	2011	2010	% Change
Segmented Results of Operations - Corporate
(Thousands of U.S. Dollars)
Interest	$136	$85	60

Operating expenses	-	18	-
Depletion, depreciation and accretion	241	62	289
General and administrative expenses	8,842	3,194	177
Financial instruments gain	(230)	(44)	423
Gain on acquisition	(24,300)	-	-
Foreign exchange loss (gain)	5	(419)	101
	(15,442)	2,811	(649)

Segment loss before income taxes	$15,578	$(2,726)	(671)

Segmented Results of Operations - Corporate

In addition to the expenditures associated with the maintenance of Gran Tierra’s headquarters in Calgary, Alberta, Canada, and cost of compliance and reporting under securities regulations, the results of the Corporate Segment include the results of our initial operations in Brazil.

The increase in G&A expenses over the same period in the prior year was attributable to increased staff to manage expanded operations in all countries as well as the related higher stock-based compensation and $1.2 million incurred related to the acquisition of Petrolifera.

The gain on acquistion relates to the gain recorded on the acquisition of Petrolifera as previously discussed.

The foreign exchange loss results from the translation of foreign currency denominated transactions to U.S. Dollars.

Capital Program – Corporate

The capital expenditures for the Corporate Segment of $0.9 million during the three months ended March 31, 2011 were related to other assets in both headquarters in Calgary and in Brazil.  Expenditures in the comparative period were $0.8 million, also related to the same expenditures.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $253.9 million compared to $355.4 million at December 31, 2010. At March 31, 2011, bank debt of $31.3 million was reflected in the condensed consolidated balance sheet related to the reserve-backed credit facility acquired as part of the Petrolifera acquisition. The outstanding balance will be repaid when the Argentine restriction preventing its repayment expires in August 2011.  At this later date, we expect to be debt free as we were prior to the acquisition. We believe that our cash position and cash generated from operations will provide us with sufficient liquidity to meet our strategic objectives and fund the debt repayment and our planned capital program for at least the next 12 months. In accordance with our investment policy, cash balances are invested only in United States or Canadian government backed federal, provincial or state securities with the highest credit ratings and short term liquidity.

Effective July 30, 2010, a subsidiary of Gran Tierra, Solana, established a credit facility with BNP Paribas for a three-year term which may be extended or amended by agreement between the parties.  This reserve based facility has a maximum borrowing base up to $100 million and is supported by the present value of the petroleum reserves of our two subsidiaries with operating branches in Colombia – Gran Tierra Energy Colombia Ltd. and Solana Petroleum Exploration (Colombia) Ltd.  The initial committed borrowing base is $20 million.  Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus 3.5%. In addition, a stand-by fee of 1.50% per annum is charged on the unutilized balance of the committed borrowing base and is included in general and administrative expense.  Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. As at March 31, 2011, we had not drawn down any amounts under this facility.

As part of the acquisition of Petrolifera on March 18, 2011, we assumed a $100.0 million reserve-backed credit facility with available and outstanding balance as at the Acquisition Date and March 31, 2011 of $31.1 million. This credit facility agreement with a syndicate of banks expires on June 30, 2012. The credit facility bears interest at LIBOR plus 8.25%, is partially secured by the pledge of the shares of Petrolifera's subsidiaries and has a provision for a borrowing base adjustment every six months. This facility is currently under review, with any adjustment to the borrowing bas calculated based on information as at December 31, 2010. Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. We have classified this credit facility as current as we intend to repay the credit facility at the first opportunity in August of 2011. A regulation of the Argentine Central Bank established that "new indebtedness and renewals of debts with foreign creditors engaged by local residents shall be kept for a minimum of 365 days". Petrolifera entered into an amendment of this credit facility on August 4, 2010, which then renewed and restructured the existing debt. As a result, the principal debt that was loaned into Argentina cannot be repaid and retired until August 2011.

Cash Flows

During the three months ended March 31, 2011, our cash and cash equivalents decreased by $101.5 million as a result of cash outflows from operations of $31.2 million, from investing activities of $49.4 million and from financing activities of $20.9 million.

Net cash provided by operating activities was positively affected by the significant increase in crude oil prices, which was more than offset by the increase in receivables related to oil sales and a reduction in accounts payable.

Outflows from investing activities included additions to property, plant and equipment of $74.3 million and an increase in restricted cash of $5.6 million offset by proceeds on sale of ABCP of $22.7 million and $7.7 million cash acquired through the Petrolifera acquisition.

Financing activities included the repayment of $22.9 million of debt acquired through the Petrolifera acquisition, offset by $2.0 million related to proceeds from issuance of common shares.

During the three months ended March 31, 2010, our cash and cash equivalents decreased by $5.1 million as cash inflows from operations of $2.4 million and from financing activities of $18.2 million were more than offset by cash outflows for investing activities of $25.7 million. Net cash provided by operating activities was positively affected by the significant increase in crude oil production and increase in prices, offset by the increases in receivables related to oil sales and a reduction in accounts payable. Investing activities represented our capital expenditure program and financing activities represented proceeds from the issuance of common shares.

Off-Balance Sheet Arrangements

As at March 31, 2011, we had no off-balance sheet arrangements.

Contractual Obligations

Gran Tierra holds three categories of operating leases, namely office, vehicle and housing. Future lease payments and other contractual obligations at March 31, 2011 are as follows:

	As at March 31, 2011
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$7,835	$3,151	$3,044	$1,640	$-
Bank debt	31,250	31,250	-	-	-
Software and Telecommunication	1,228	1,033	195	-	-
Drilling, Completion, Facility Construction and Oil Transportation Services	64,571	48,301	16,270	-	-
Consulting	317	317	-	-	-
Total	$105,201	$84,052	$19,509	$1,640	$-

Contractual commitments have increased $26.5 million from December 31, 2010 mainly as a result of bank debt assumed upon the acquisition of Petrolifera as previously discussed.

Related Party Transactions

On February 1, 2009, we entered into a sublease for office space with a company, of which one of Gran Tierra’s directors is a shareholder and director. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $9,000 per month plus approximately $5,000 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary, Alberta, Canada real estate market.

On August 3, 2010, we entered into a contract related to the Peru drilling program with a company of which one of our directors is a shareholder and director. For the three months ended March 31, 2011, $2.0 million was capitalized and at March 31, 2011, $1.4 million was included in accounts payable related to this contract, the terms of which are consistent with market conditions.

On January 12, 2011, we entered into an agreement to sublease office space to a company of which our President and Chief Executive Officer serves as an independent Director.  The term of the sublease runs from February 1, 2011 to January 30, 2013 and, at $5,000 per month plus approximately $6,000 for operating and other expenses, the terms are consistent with market conditions in the Calgary, Alberta, Canada real estate market.

Outlook

Business Environment

Our revenues have been significantly impacted by the continuing fluctuations in crude oil prices. Crude oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the downturn in the worldwide economy on oil demand growth. However, based on projected production, prices, costs and our current liquidity position, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations and cash on hand, barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, disposition of assets, or issuance of equity. The current political uncertainty regarding the Middle East, the tsunami in Japan, and continued economic instability in the United States and Europe is having an impact on world markets, and the Company is unable to determine the impact, if any, these events may have on oil prices and demand.

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

2011 Work Program and Capital Expenditure Program

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

As a result of the Petrolifera acquisition and the revised work programs, Gran Tierra has increased production guidance to between 17,500 and 19,000 barrels of oil equivalent per day net after royalty.

Gran Tierra has planned a revised 2011 capital spending program of $357 million for exploration and development activities in Colombia, Peru, Argentina and Brazil, including expenditures related to the newly acquired Petrolifera assets.   Of this, $190 million is for drilling, $79 million for infrastructure, $87 million for seismic acquisition and $1 million for other activities.  Of the $190 million related to drilling, approximately, $87 million is for exploration and the balance is for delineation and development drilling.

We expect that our committed and discretionary 2011 capital program can be funded from cash flow from operations and cash on hand. The following outlook represents the capital program based upon the current portfolio of Gran Tierra properties.

Outlook – Colombia

The 2011 capital program in Colombia has been revised to $196 million.  $106 million is allocated to drilling, $33 million to facilities, $5 million to pipelines, and $52 million for geological and geophysical expenditures.

Three additional blocks were added to Gran Tierra’s portfolio from Petrolifera, Sierra Nevada, Magdalena, and Turpial.

The drilling program includes nine gross exploration wells.  In the first quarter, the Canagucho-1 and Taruka-1 exploration wells were drilled and abandoned. The San Angel-1 well was drilling at March 31, 2011 and was plugged and abandoned in April 2011. Pacayaco-2, Rumiyaco-1, Melora-1, La Vega Este-1, Turpial-1, and Brillante-2 are planned to drill in the remaining nine months.

The drilling program includes seven gross development wells.  Four of these wells, Costayaco -12, Costayaco-13, Moqueta-4 and Moqueta-5 wells were successful with drilling completion dates throughout the first quarter and through the end of April 2011.   Juanambu-3 was rig released in April 2011 and is awaiting testing.  The remaining wells, Moqueta-6 and Costayaco-14 injector, will be drilled during the remainder of 2011.

Facility construction includes ongoing development of the Moqueta field and further facility work at Costayaco and Brillante.

Two stratigraphic test wells, one in Putumayo 10 Block and on in Piedemonte Norte Block, will not be drilled due to lack of appropriate slimhole drilling rigs.  These targets will be considered for drilling in 2012 with conventional drilling rigs.

Outlook – Argentina

The 2011 capital program in Argentina has been revised to $50 million.  $41 million is allocated to drilling, $5 million to facilities and pipelines, and $4 million to geological and geophysical expenditures.

Gran Tierra acquired five blocks in the Nuequen Basin from Petrolifera; Puesto Morales, Puesto Morales Este, Rinconada, Vaca Mahudia, Puesto Guevara and Gobernader.

Gran Tierra’s planned work program for 2011 includes costs related to the re-entry and sidetrack of the GTE. St.VMor-2001 well, one development well in Palmar largo and development and water injector wells in Puesto Morales /Puesto Morales Este, workovers in El Vinalar and Puesto Morales/Puesto Morales Este, facility construction, and geophysical work.

In February 2011, the sidetrack and re-entry operations at the GTE.St.VMor-2001 well were suspended and the well bore is being abandoned. Gran Tierra is planning to drill a new vertical well in the gas field in 2012.

Gran Tierra has initiated its workover program on 16 wells in the Puesto Morales/Puesto Morales Este blocks and is planning to drill six development wells and three water injector wells in the area.  The intention of the program is to improve recovery of the remaining reserves, minimize water channeling through the use of polymer, and subsequently to grow production.

In April 2011, Gran Tierra announced the successful farm out of 50% of the Santa Victoria block to Apache Corporation (“Apache”).

Outlook - Peru

The 2011 capital program in Peru has been revised to $49 million.  $22 million is allocated to drilling and $17 million allocated to geological and geophysical.

Gran Tierra acquired three blocks in relation to the Petrolifera acquisition: Block 107, Block 133 and Block 106. Prior to close of the acquisition, Petrolifera, in consultation with Gran Tierra, notified PeruPetro of the intention not to proceed to the next exploration phase in Block 106. Accordingly, the license agreement was terminated in April 2011.

Permitting relating to drilling on Block 107 continues to advance and one exploration well is planned for 2012.

In February 2011, in accordance with contractual obligations, Gran Tierra relinquished 20% of Block 128.  In March 2011, the Kanatari-1 exploration well on Block 128 was plugged and abandoned.   Gran Tierra continues to assess options related to Block 128 and the adjacent Block 122.  No well is planned in 2011 on Block 122 as the currently permitted drilling locations are not prospective.

On April 26, 2011, final assignment of interest was received for Gran Tierra’s 20% non-operated interest in ConocoPhilips Block 123, Block 124 and Block 129. Gran Tierra plans to assess the prospectivity of these blocks based on recently acquired 2-D seismic data.

Upon approval of assignment of interests to Gran Tierra by Perupetro S.A., Gran Tierra plans to begin civil construction for one exploration well on Block 95 in the third quarter of 2011 and to begin drilling in the second quarter of 2012.

Outlook - Brazil

The 2011 capital program in Brazil is $62 million and includes $22 million budgeted for drilling and completions and the remainder for facilities and acquisition costs of the working interest ownership as described below.

In August 2010, Gran Tierra Energy established an initial exploration and production position in Brazil, subject to approval by Agência Nacional de Petróleo Gás Natural e Biocombustíveis (“ANP”), whereby Gran Tierra Energy will receive a 70% working interest in four Blocks in the onshore Recôncavo Basin.  In April 2011, Gran Tierra Energy received final approvals for Blocks -129, -142 and -224 and expects regulatory approval for Block 155 shortly. Gran Tierra Energy will then assume its working interest share of a light oil discovery which has an unaudited estimated gross recoverable resource of 6 million barrels of oil.  Gran Tierra Energy expects to drill two gross development wells in 2011 to grow production from this discovery, which is currently producing 500 barrels of oil per day gross from one zone without the assistance of pumps.

In addition, two exploration wells are planned for 2011, one well on Block 129 and one well on Block 142.  Drilling rigs are currently being tendered and locations are being permitted. The first exploration well is expected to spud on Block 142 in the end of third quarter of 2011.

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

On a regular basis we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors. Our critical accounting policies and estimates are disclosed in Item 7 of our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2011, and have not changed materially since the filing of that document.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to oil prices. Essentially 100% of our revenues are from oil sales at prices which are defined by contract relative to WTI and adjusted for transportation and quality for each month. In Argentina, a further discount factor which is related to a tax on oil exports establishes a common pricing mechanism for all oil produced in the country, regardless of its destination.

We consider our exposure to interest rate risk to be immaterial and will repay the reserve backed credit facility acquired on the acquisition of Petrolifera in August 2011, when the Argentine restrictions preventing us from doing so lapse. Interest rate exposures relate primarily to our investment portfolio as the $31.3 million debt under our reserve backed credit facility, which is based on LIBOR plus 8.25%, will be repaid in August 2011. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality bank issuers at overnight rates, or government securities of the United States or Canadian federal governments such as Guaranteed Investment Certificates or Treasury Bills.  We do not hold any of these investments for trading purposes. We do not hold equity investments.

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. price of West Texas Intermediate oil. In Colombia, we receive 100% of our revenues in U.S. dollars.  The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of local office costs are in local currency. In Argentina, reference prices for oil are in U.S. dollars and revenues are received in Argentine pesos according to current exchange rates. The majority of capital expenditures within Argentina have been in U.S. dollars with local office costs generally in pesos. The majority of our capital expenditures in Brazil and Peru are in U.S. dollars and the majority of local office costs are in the local currencies. While we operate in South America exclusively, the majority of our acquisition expenditures have been valued and paid in U.S. dollars.

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

ITEM 4. - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We acquired Petrolifera Petroleum Limited on March 18, 2011 and are currently in the process of integrating it into our existing internal controls and procedures.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ecopetrol and Gran Tierra Colombia, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long term test of the Guayuyaco-1 and Guayuyaco-2 wells. This matter was reported in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011.

Gran Tierra is subject to a third party 10% net profits interest on 50% of the Company’s production from the Costayaco field that arises from the original acquisition in 2006 of 50% of Gran Tierra’s interest in the Chaza Block Contract. There is currently a disagreement between Gran Tierra and the third party as to the calculation of the net profits interest. Gran Tierra and the third party have agreed to resolve this issue through an arbitration which is anticipated to be heard in Texas, in accordance with the rules of the American Arbitration Association, in the fourth quarter of 2011. At this time no amount has been accrued in the financial statements as the Company does not consider it probable that a loss will be incurred. The disputed amount at March 31, 2011 is $5.4 million.

ITEM 1A. RISK FACTORS

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011, are set forth below and are unchanged substantively at March 31, 2011, other than those designated by an asterisk “*”.

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

As some of our current oil production in Argentina is trucked to a local refinery, sales of oil can be delayed by adverse weather and road conditions, particularly during the months November through February when the area is subject to periods of heavy rain and flooding. While storage facilities are designed to accommodate ordinary disruptions without curtailing production, delayed sales will delay revenues and may adversely impact our working capital position in Argentina. Furthermore, a prolonged disruption in oil deliveries could exceed storage capacities and shut-in production, which could have a negative impact on future production capability.

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

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

*Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our executive team and other personnel in conducting the business of Gran Tierra. The loss of any of these individuals or our inability to attract suitably qualified individuals to replace any of them could materially adversely impact our business. We are experiencing difficulties in certain jurisdictions, particularly in Brazil and Argentina, where experienced personnel in our industry are in high demand and competition for their talents is intense, in our efforts to obtain suitably qualified staff and retain staff that are willing to work in that jurisdiction.

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

The entire Argentine domestic refining market is small and export opportunities are limited by available infrastructure. As a result, our oil sales in Argentina will depend on a relatively small group of customers, and currently, on three customers. The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect our financial results. Currently all operators in Argentina are operating without long term sales contracts. We cannot provide any certainty as to when the situation will be resolved or what the final outcome will be.

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

We operate our business in Colombia, Argentina, Peru, and Brazil, and may eventually expand to other countries in the world. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. For example, starting on November 21, 2008, we were forced to reduce production in Colombia on a gradual basis, culminating on December 11, 2008 when we suspended all production from the Santana, Guayuyaco and Chaza blocks in the Putumayo Basin. This temporary suspension of production operations was the result of a declaration of a state of emergency and force majeure by Ecopetrol due to a general strike in the region. In January 2009, the situation was resolved and we were able to resume production and sales shipments. In 2010, there has been an increased presence of illegitimate unionization activities in the Putumayo Basin by the Sindicato de Trabajadores Petroleros del Putumayo, which has disrupted our operations from time to time and may do so in the future.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our production in Argentina is primarily invoiced in United States dollars, but payment is made in Argentine pesos, at the then-current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to United States dollars, our company’s functional currency. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentine peso and U.S. dollar has varied between 3.05 pesos to one U.S. dollar to 4.08 pesos to the U.S. dollar, a fluctuation of approximately 34%. Exchange rates between the Colombian peso and U.S. dollar have varied between 2,632 pesos to one U.S. dollar to 1,648 pesos to one U.S. dollar since September 1, 2005, a fluctuation of approximately 60%.

In addition, a foreign exchange loss of $5.2 million, of which $4.6 million is an unrealized non-cash foreign exchange loss, was recorded for the three months ended March 31, 2011 and was primarily due to the translation of a deferred tax liability recorded on the purchase of Solana. The deferred tax liability is denominated in Colombian pesos and the devaluation of 2% in the U.S. dollar against the Colombian Peso in the period ended March 31, 2011 resulted in the foreign exchange loss.

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

Currently most oil and gas producers in Argentina are operating without sales contracts. In 2008, a new withholding tax regime for exports was introduced without specific guidance as to its application. The domestic price was regulated in a similar way, so that both exported and domestically sold products were priced the same. Producers and refiners of oil in Argentina were unable to determine an agreed sales price for oil deliveries to refineries. In our case, the refineries’ price offered to oil producers reflects their price received, less taxes and operating costs and their usual mark up. Along with most other oil producers in Argentina, we are continuing negotiating sales on a spot price basis with one refiner, Refineria del Norte S.A, and the price is negotiated on a month by month basis. As a result of our acquisition of Petrolifera, we are now also selling our crude oil through short term contracts to Shell Compania Argentina de Petroleo S.A. and YPF S.A. and natural gas to Rafael G. Albenesi S.A. The Provincial Governments have also been hurt by these changes as their effective royalty take has been reduced and capital investment in oilfields has declined, and so they are lobbying to change the situation. We are working with other oil and gas producers in the area, as well as Refineria del Norte S.A., to lobby the federal government for change. The government introduced the Petro Plus and Gas Plus programs in 2009, which grant higher prices to producers that sell production from new reserves. This is a positive step forward that will hopefully lead to further opening of price regulation in Argentina.

*Negative Political Developments in Peru May Negatively Affect our Proposed Operations.

A national election in Peru was held in April 2011 but since no presidential candidate received the requisite number of votes, a second election is scheduled to be held on June 5, 2011 to determine the winner.  The election will determine the successor to the current president, as well as 130 members of the Peruvian Congress and 5 members of the Andean Parliament. The winners will be sworn in on July 28, 2011.  The newly elected political regime may adopt new policies, laws and regulations that are more hostile toward foreign investment which may result in the imposition of additional taxes, the adoption of regulations that limit price increases, termination of contract rights, or the expropriation of foreign-owned assets.  While we do not have any reserves or any producing wells in Peru at this point, we do hold significant land holdings in Peru and such actions by the newly elected political regime could limit the amount of our future revenue in that country and affect our results of operations.

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

*We May Not Be Able To Effectively Manage Our Growth, Which May Harm Our Profitability.

Our strategy envisions continually expanding our business, both organically and through acquisition of other properties and companies. If we fail to effectively manage our growth or integrate successfully our acquisitions, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. In particular, on March 18, 2011, we acquired Petrolifera (through a plan of arrangement), a company with substantial assets featuring both high working interest and operatorship in three of the four South American countries in which we operate.   For the acquisition to be successful, we must be successful at retaining key employees and integrating Petrolifera’s operations.  Such integration efforts place a significant burden on our management and internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business, financial condition and results of operations. In addition, we must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new or acquired employees. We may not be able to:

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

To the extent that we succeed in discovering oil and/or natural gas, reserves may not be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our company’s viability depends on our ability to find or acquire, develop and commercially produce additional oil and gas reserves. Without the addition of reserves through exploration, acquisition or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets. Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and technical conditions. While we will endeavor to effectively manage these conditions, we may not be able to do so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

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

*If Oil and Natural Gas Prices Decrease, We May be Required to Take Write-Downs of the Carrying Value of Our Oil and Natural Gas Properties.

We follow the full cost method of accounting for our oil and gas properties. A separate cost center is maintained for expenditures applicable to each country in which we conduct exploration and/or production activities. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price during the 12 months period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the month price for each month within such period for that oil and natural gas. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. Under full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings. In 2010, we recorded a ceiling test impairment loss of $23.6 million in our Argentina cost center. In counties where we do not have proved reserves, dry wells drilled in a period would directly result in a ceiling test impairment for that period. In the three months ended March 31, 2011, we recorded a ceiling test impairment loss of $31.9 million in our Peru cost center related to our exploration projects.

Drilling New Wells and Producing Oil and Natural Gas from Existing Facilities Could Result in New Liabilities, Which Could Endanger Our Interests in Our Properties and Assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. Earthquakes or weather related phenomena such as heavy rain, landslides, storms and hurricanes can also cause problems in drilling new wells. There are also risks in producing oil and natural gas from existing facilities. For example, the Valle Morado GTE.St.VMor-2001 re-entry operations started in the third quarter of 2010, with integrity testing and remediation operations required for the sidetrack operations. Due to operational difficulties, the initial side-track attempt was not successful. The operation was placed on standby pending the arrival of additional side-track equipment and operations recommenced in fourth quarter of 2010. In February 2011, these operations were suspended and the wellbore will be abandoned due to a number of operational challenges encountered. Gran Tierra continues to review alternatives associated with the field development. Also for example, on February 7, 2009 we experienced an incident at our Juanambu 1 well, involving a fire in a generator, resulting in total damage to equipment estimated at $500,000, and production in the amount of approximately $125,000 being deferred due to shutting down production facilities while dealing with the incident. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. Incidents such as these can lead to serious injury, property damage and even loss of life. We generally obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI per barrel was $66 in 2006, $72 in 2007, $100 in 2008, $62 in 2009, $79 in 2010 and $94 for the three months ended March 31, 2011 demonstrating the inherent volatility in the market. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

Our Insurance May Be Inadequate to Cover Liabilities We May Incur.

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blowouts, property damage, personal injury or other hazards. Although we have insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On twelve separate dates beginning on January 1, 2011 and ending on March 31, 2011, we sold an aggregate of 210,000 shares of our common stock for an aggregate purchase price of $220,500. These shares were issued to thirteen holders of warrants to purchase shares of our common stock upon exercise of the warrants. The shares were issued to these holders in reliance on Section 4(2) under the Securities Act, in that they were issued to the original purchasers of the warrants, who had represented to us in the private placement of the warrants that they were accredited investors as defined in Regulation D under the Securities Act.

ITEM 5. OTHER INFORMATION

On February 9, 2011, we reported in a Form 8-K cash compensation arrangements for our named executive officers.  There was an error in the 2011 salary for Julian Garcia, which has been corrected in Exhibit 10.1 hereto.

ITEM 6. EXHIBITS

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: May 10, 2011	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: May 10, 2011	/s/ Martin Eden
By: Martin Eden
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit

No.	Description	Reference

2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (SEC File No. 001-34018), filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (SEC File No. 333-153376), filed with the SEC on October 10, 2008.

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited.#	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A (SEC File No. 001-34018), filed with the SEC on January 6, 2010.

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (SEC File No. 000-52594).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Form of Warrant issued to institutional and retail investors in connection with the private offering in June 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006 (SEC File No. 333-111656).

4.3	Details of the Goldstrike Special Voting Share.
Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (SEC File No. 333-111656).

4.4	Goldstrike Exchangeable Share Provisions.
Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the Securities and Exchange on April 21, 2006 (SEC File No. 333-111656).

4.5	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 14, 2008 (SEC File No. 001-34018).

4.6	Supplemental Warrant Indenture, dated as of March 18, 2011, among Gran Tierra Energy Inc., Petrolifera Petroleum Limited, and Computershare Trust Company of Canada.	Filed herewith.

10.1	Cash Compensation Arrangements with Named Executive Officers	Filed herewith.

10.2	Form of Voting Support Agreement Respecting the Arrangement Involving Petrolifera Petroleum Limited and Gran Tierra Energy Inc. (Petrolifera Directors and Officers)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

10.3	Form of Voting Support Agreement Respecting the Arrangement Involving Petrolifera Petroleum Limited and Gran Tierra Energy Inc. (Petrolifera largest stockholder)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

10.4	Third Amendment to Credit Agreement, dated as of January 20, 2011, among Solana Resources Limited, Gran Tierra Energy Inc., BNP Paribas and Other Lenders	Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2011 (SEC File No. 001-34018).

10.5	Consulting Services Agreement, between David Hardy and Gran Tierra Energy Inc.	Filed herewith.

10.6	Executive Employment Agreement, dated January 20, 2010, between Gran Tierra Energy Inc. and David Hardy.	Filed herewith.

31.1	Certification of Principal Executive Officer	Filed herewith.

31.2	Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.

101.INS* XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

#  Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Gran Tierra undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

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