Form 10-Q
period 2011-09-30
GRAN TIERRA ENERGY, INC.
filed 2011-11-08
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011
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

On November 1, 2011, the following numbers of shares of the registrant’s capital stock were outstanding: 261,161,809 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value,  representing 7,811,112 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and  one share of Special B Voting Stock, $0.001 par value,  representing 8,655,980 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUE AND OTHER INCOME
Oil and natural gas sales	$150,824	$84,110	$434,784	$260,759
Interest	209	459	888	1,034
	151,033	84,569	435,672	261,793
EXPENSES
Operating	21,727	19,401	61,283	39,028
Depletion, depreciation, accretion and impairment (Note 5)	49,852	35,254	160,174	107,238
General and administrative	16,316	10,977	46,364	27,848
Equity tax (Note 8)	-	-	8,271	-
Financial instruments gain (Note 3)	-	-	(1,522)	(44)
Gain on acquisition (Note 3)	-	-	(21,699)	-
Foreign exchange (gain) loss	(15,921)	16,320	3,773	33,740
	71,974	81,952	256,644	207,810

INCOME BEFORE INCOME TAXES	79,059	2,617	179,028	53,983
Income tax expense (Note 8)	(29,974)	(5,894)	(84,663)	(29,929)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	49,085	(3,277)	94,365	24,054
RETAINED EARNINGS, BEGINNING OF PERIOD	103,377	48,256	58,097	20,925
RETAINED EARNINGS, END OF PERIOD	$152,462	$44,979	$152,462	$44,979

NET INCOME (LOSS) PER SHARE — BASIC	$0.18	$(0.01)	$0.35	$0.10
NET INCOME (LOSS) PER SHARE — DILUTED	$0.17	$(0.01)	$0.34	$0.09
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	277,608,572	254,951,642	272,006,775	252,487,462
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	284,026,236	254,951,642	279,485,895	260,294,503

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$226,370	$355,428
Restricted cash (Note 11)	2,990	250
Accounts receivable	143,533	43,035
Inventory (Note 2)	6,334	5,669
Taxes receivable	21,200	6,974
Prepaids	2,051	1,940
Deferred tax assets (Note 8)	2,504	4,852

Total Current Assets	404,982	418,148

Oil and Gas Properties (using the full cost method of accounting)
Proved	579,212	442,404
Unproved	430,870	278,753

Total Oil and Gas Properties	1,010,082	721,157

Other capital assets	7,325	5,867

Total Property, Plant and Equipment (Note 5)	1,017,407	727,024

Other Long Term Assets
Restricted cash (Note 11)	1,435	1,190
Deferred tax assets (Note 8)	13,100	-
Other long term assets	250	311
Goodwill	102,581	102,581

Total Other Long Term Assets	117,366	104,082

Total Assets	$1,539,755	$1,249,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$41,394	$76,023
Accrued liabilities	63,296	32,120
Taxes payable	69,427	43,832
Asset retirement obligations (Note 7)	357	338

Total Current Liabilities	174,474	152,313

Long Term Liabilities
Deferred tax liabilities (Note 8)	211,245	204,570
Equity tax payable (Note 8)	6,783	-
Asset retirement obligations (Note 7)	10,787	4,469
Other long term liabilities	955	1,036

Total Long Term Liabilities	229,770	210,075

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Common shares (Note 6) (261,053,809 and 240,440,830 common shares and 16,575,092 and 17,681,123 exchangeable shares, par value $0.001 per share, issued and outstanding as at September 30, 2011 and December 31, 2010, respectively)	5,971	4,797
Additional paid in capital	975,298	821,781
Warrants (Note 6)	1,780	2,191
Retained earnings	152,462	58,097

Total Shareholders’ Equity	1,135,511	886,866

Total Liabilities and Shareholders’ Equity	$1,539,755	$1,249,254

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2011	2010

Operating Activities
Net income	$94,365	$24,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, accretion and impairment	160,174	107,238
Deferred taxes (Note 8)	(15,488)	(28,026)
Stock-based compensation (Note 6)	9,383	5,424
Unrealized gain on financial instruments (Note 3)	(1,354)	(44)
Unrealized foreign exchange loss	136	27,136
Settlement of asset retirement obligations (Note 7)	(309)	(263)
Equity taxes	2,741	-
Gain on acquisition (Note 3)	(21,699)	-
Net changes in non-cash working capital
Accounts receivable	(90,014)	(35,195)
Inventory	4	1
Prepaids	224	10
Accounts payable and accrued liabilities	(7,287)	(8,402)
Taxes receivable and payable	9,658	9,455

Net cash provided by operating activities	140,534	101,388

Investing Activities
Restricted cash	260	656
Additions to property, plant and equipment	(248,820)	(88,954)
Proceeds from disposition of oil and gas property	-	1,600
Cash acquired on acquisition (Note 3)	7,747	-
Proceeds on sale of asset backed commercial paper (Note 3)	22,679	-
Long term assets and liabilities	63	28

Net cash used in investing activities	(218,071)	(86,670)

Financing Activities
Settlement of bank debt (Notes 3 and 11)	(54,103)	-
Proceeds from issuance of common shares	2,582	22,892

Net cash (used in) provided by financing activities	(51,521)	22,892

Net (decrease) increase in cash and cash equivalents	(129,058)	37,610
Cash and cash equivalents, beginning of period	355,428	270,786

Cash and cash equivalents, end of period	$226,370	$308,396

Cash	$84,146	$223,320
Term deposits	142,224	85,076
Cash and cash equivalents, end of period	$226,370	$308,396

Supplemental cash flow disclosures:
Cash paid for interest	$1,604	$-
Cash paid for income taxes	$64,310	$42,024
Non-cash investing activities:
Non-cash working capital related to property, plant and equipment	$26,423	$30,747

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010

Share Capital
Balance, beginning of period	$4,797	$1,431
Issue of common shares	1,174	3,366

Balance, end of period	5,971	4,797

Additional Paid in Capital
Balance, beginning of period	821,781	766,963
Issue of common shares	142,109	19,119
Exercise of warrants (Note 6)	411	24,916
Exercise of stock options (Note 6)	987	2,300
Stock-based compensation expense (Note 6)	10,010	8,483

Balance, end of period	975,298	821,781

Warrants
Balance, beginning of period	2,191	27,107
Exercise of warrants (Note 6)	(411)	(24,916)

Balance, end of period	1,780	2,191

Retained Earnings
Balance, beginning of period	58,097	20,925
Net income	94,365	37,172

Balance, end of period	152,462	58,097

Total Shareholders’ Equity	$1,135,511	$886,866

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

2. Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

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

Warrants

The Company issued warrants (“Replacement Warrants”) in connection with its acquisition of Petrolifera Petroleum Limited (“Petrolifera”) during March 2011 (Note 3). The Replacement Warrants expired unexercised during August 2011. These warrants were derivative financial instruments and were recognized at fair value in the consolidated balance sheet as a current liability and as part of the consideration paid for the acquisition. The fair value of the Replacement Warrants was determined using the Black-Scholes option pricing model and changes therein were recognized in net income when the changes occurred. The Company does not use derivative financial instruments for speculative purposes.

Inventory

Crude oil inventories at September 30, 2011 and December 31, 2010 are $4.3 million and $3.6 million, respectively. Supplies at September 30, 2011 and December 31, 2010 are $2.0 million and $2.1 million.

Recently Issued Accounting Pronouncements

Goodwill
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), "Intangibles – Goodwill and Other (Topic 350)." The update is intended to simplify how entities test goodwill for impairment. The update permits entities to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect to early adopt this standard. The implementation of this update is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows.

Adopted Accounting Pronouncements

Business Combinations
In December 2010, the FASB issued ASU, "Business Combinations (Topic 850), Disclosures of Supplementary Pro Forma Information for Business Combinations." The update is intended to conform reporting of pro forma revenue and earnings for material business combinations included in the notes to the financial statements and expand disclosure of non-recurring adjustments that are directly attributable to the business combination. The pro forma revenue and earnings of the combined entity are presented as if the acquisition had occurred as of the beginning of the annual reporting period. If comparatives are presented, the pro forma disclosures for both periods presented should be reported as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The disclosure requirements of this ASU have been adopted by the Company.

Stock Compensation
In April 2010, the FASB issued ASU, "Compensation–Stock Compensation (Topic 718)." The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The implementation of this update did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

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

Under the Arrangement, Petrolifera shareholders received, for each Petrolifera share held, 0.1241 of a share of Gran Tierra common stock, and Petrolifera warrant holders received, for each Petrolifera warrant held, 0.1241 of a Replacement Warrant to purchase a share of Gran Tierra common stock at an exercise price of $9.67 Canadian  (“CDN”) dollars per share. The Replacement Warrants expired unexercised on August 28, 2011.

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

The Replacement Warrants met the definition of a derivative. Because the exercise price of the Replacement Warrants was denominated in Canadian dollars, which is different from Gran Tierra’s functional currency, the Replacement Warrants were not considered indexed to Gran Tierra’s common shares and the Replacement Warrants could not be classified within equity. Therefore the Replacement Warrants were classified as a current liability on Gran Tierra’s condensed consolidated balance sheet. Furthermore, these derivative instruments did not qualify as fair value hedges or cash flow hedges, and accordingly, changes in their fair value were recognized as income or expense in the consolidated statement of operations and retained earnings with a corresponding adjustment to the fair value of derivative instruments recognized on the balance sheet. The financial instruments gain reflected in the consolidated statement of operations for the nine months ended September 30, 2011, includes a $1.3 million gain arising from the fair value of the expired Replacement Warrants.

The acquisition is accounted for using the acquisition method, with Gran Tierra being the acquirer, whereby Petrolifera’s assets acquired and liabilities assumed are recognized at their fair values as at the Acquisition Date and the results of Petrolifera have been consolidated with those of Gran Tierra from that date.

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

As shown above in the allocation of the consideration transferred, the fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. Consequently, Gran Tierra reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, Gran Tierra recognized a gain of $21.7 million, which is reported as “Gain on acquisition”, in the consolidated statement of operations. The gain reflects the impact on Petrolifera’s pre-acquisition market value of a lack of liquidity and capital resources required to maintain current production and reserves and further develop and explore their inventory of prospects. Subsequent to the initial allocation of the consideration reported in the first quarter of 2011, further assessment of Petrolifera’s tax position resulted in a reduction of the gain on acquisition to $21.7 million from $24.3 million previously reported. A corresponding adjustment was made to the net working capital deficiency assumed.

As part of the assets acquired and included in the net working capital in the allocation of the consideration transferred, the Company assigned $22.5 million in fair value to investments in notes that Petrolifera received in exchange for asset backed commercial paper (“ABCP”) with a face value of $31.3 million. On March 28, 2011, these notes were sold to an unrelated party for proceeds of $22.7 million after the associated line of credit was settled. When combined with the gain arising on the expiry of the Replacement Warrants, the financial instruments gain for the nine months ended September 30, 2011 was $1.5 million.

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

Gran Tierra also assumed a reserve-backed credit facility upon the Petrolifera acquisition with an outstanding balance of $31.3 million (Note 11). The amount outstanding under this credit facility was included as part of net working capital in the allocation of consideration transferred. This credit facility was repaid during August 2011, resulting in a total debt repayment of $54.1 million, when combined with the repayment of the CDN$22.5 million ABCP line of credit.

The pro forma results for the three months ended September 30, 2011 and the three and nine months ended September 30, 2011 and 2010 are shown below, as if the acquisition had occurred on January 1, 2010. Pro forma results are not indicative of actual results or future performance.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars except per share amounts)	2010	2011	2010
Revenue and other income	$97,535	$444,867	$303,547
Net (loss) income	$(5,546)	$61,542	$25,994
Net (loss) income per share - basic	$(0.02)	$0.23	$0.10
Net (loss) income per share - diluted	$(0.02)	$0.22	$0.09

The supplemental pro forma earnings of Gran Tierra for the three and nine months ended September 30, 2011 were adjusted to exclude $4.4 million of acquisition costs recorded in general and administrative (“G&A”) expense and the $21.7 million gain on acquisition recognized in the 2011 results of Gran Tierra because they are not expected to have a continuing impact on Gran Tierra’s results of operations. The consolidated statement of operations for the nine months ended September 30, 2011 includes oil and natural gas sales of $22.3 million from Petrolifera for the period subsequent to the Acquisition Date. Petrolifera incurred a loss after tax of $2.8 million in the period since the Acquisition Date.

4. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil and natural gas. The Company’s reportable segments are Colombia, Argentina and Peru based on a geographic organization. The Company’s operations in Brazil are not a reportable segment because the level of activity in Brazil is not significant at this time. In the three months ended March 31, 2011, Peru became a reportable segment due to the significance of its loss before income taxes compared with the consolidated results of operations.  Prior year segmented disclosure has been conformed to this presentation with the Peru related results and asset information disaggregated from the “All Other” category. The All Other category represents the Company’s corporate activities and operations in Brazil.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from oil and natural gas operations before income taxes.

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended September 30, 2011
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Peru	All Other	Total
Oil and natural gas sales	$133,475	$15,188	$-	$2,161	$150,824
Interest income (expense)	130	(22)	6	95	209
Depletion, depreciation, accretion and impairment	34,916	6,508	7,375	1,053	49,852
Depletion, depreciation, accretion and impairment - per unit of production	25.53	21.62	-	0.05	29.50
Segment income (loss) before income taxes	96,503	(1,623)	(8,432)	(7,389)	79,059
Segment capital expenditures	$40,100	$7,100	$4,096	$7,268	$58,564

	Three Months Ended September 30, 2010
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Peru	All Other	Total
Oil and natural gas sales	$80,731	$3,379	$-	$-	$84,110
Interest income	301	-	-	158	459
Depletion, depreciation, accretion and impairment	33,916	1,208	16	114	35,254
Depletion, depreciation, accretion and impairment - per unit of production	28.78	18.08	-	-	28.31
Segment income (loss) before income taxes	8,305	(405)	(591)	(4,692)	2,617
Segment capital expenditures	$22,084	$12,289	$7,080	$6,233	$47,686

	Nine Months Ended September 30, 2011
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Peru	All Other	Total
Oil and natural gas sales	$399,252	$33,038	$-	$2,494	$434,784
Interest income	375	6	140	367	888
Depletion, depreciation, accretion and impairment	104,560	13,161	40,838	1,615	160,174
Depletion, depreciation, accretion and impairment - per unit of production	26.33	20.12	-	0.06	34.45
Segment income (loss) before income taxes	228,118	(5,152)	(43,428)	(510)	179,028
Segment capital expenditures	$136,580	$25,859	$29,670	$37,046	$229,155

	Nine Months Ended September 30, 2010
(Thousands of U.S. Dollars except per unit of production amounts)	Colombia	Argentina	Peru	All Other	Total
Oil and natural gas sales	$250,767	$9,992	$-	$-	$260,759
Interest income	520	19	-	495	1,034
Depletion, depreciation, accretion and impairment	99,243	7,699	27	269	107,238
Depletion, depreciation, accretion and impairment - per unit of production	27.57	36.96	-	-	28.16
Segment income (loss) before income taxes	74,154	(6,158)	(1,082)	(12,931)	53,983
Segment capital expenditures	$68,531	$16,763	$9,216	$7,536	$102,046

	As at September 30, 2011
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	All Other	Total
Property, plant and equipment	$786,783	$151,156	$28,948	$50,520	$1,017,407
Goodwill	102,581	-	-	-	102,581
Other assets	255,399	36,766	8,384	119,218	419,767
Total Assets	$1,144,763	$187,922	$37,332	$169,738	$1,539,755

	As at December 31, 2010
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	All Other	Total
Property, plant and equipment	$654,416	$29,031	$28,578	$14,999	$727,024
Goodwill	102,581	-	-	-	102,581
Other assets	155,798	15,220	18,575	230,056	419,649
Total Assets	$912,795	$44,251	$47,153	$245,055	$1,249,254

The Company’s revenues are derived from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

In 2011, the Company has one significant customer for its Colombian crude oil, Ecopetrol S.A. (“Ecopetrol”). Sales to Ecopetrol accounted for 87% of the Company’s oil and natural gas sales for the three and nine months ended September 30, 2011 and 96% of the Company's oil and natural gas sales for the three and nine months ended September 30, 2010.

In Argentina, the Company has three significant customers, Refineria del Norte S.A (“Refiner”), Shell C.A.P.S.A. (“Shell”) and YPF S.A. (“YPF”). Sales to Refiner, Shell and YPF each accounted for 3% of the Company’s oil and natural gas sales for the three month period ended September 30, 2011 and 3%, 3% and 2% of the Company’s oil and natural gas sales for the nine months ended September 30, 2011. Sales to Refiner accounted for 4% of the Company’s oil and natural gas sales in each of the three and nine months ended September 30, 2010.

5. Property, Plant and Equipment

	As at September 30, 2011			As at December 31, 2010
(Thousands of U.S. Dollars)	Cost	Accumulated depletion, depreciation and accretion	Net book value	Cost	Accumulated depletion, depreciation and accretion	Net book value
Oil and gas properties
Proved	$1,071,713	$(492,501)	$579,212	$777,262	$(334,858)	$442,404
Unproved	430,870	-	430,870	278,753	-	278,753
	1,502,583	(492,501)	1,010,082	1,056,015	(334,858)	721,157
Furniture and fixtures and leasehold improvements	6,537	(4,051)	2,486	5,233	(2,831)	2,402
Computer equipment	7,389	(3,070)	4,319	5,521	(2,358)	3,163
Automobiles	1,081	(561)	520	779	(477)	302
Total Property, Plant and Equipment	$1,517,590	$(500,183)	$1,017,407	$1,067,548	$(340,524)	$727,024

On August 26, 2010, the Company entered into an agreement to acquire a 70% participating interest in four blocks in Brazil. With the exception of one block which has a producing well, the remaining blocks are unproved properties. The agreement was effective September 1, 2010, subject to regulatory approvals, and the transaction was completed on June 15, 2011. Purchase consideration was $40.1 million and was recorded as a Corporate capital expenditure in 2011 and 2010. The 70% share of all benefits and costs with respect to the period between the effective date and the completion of the transaction were an adjustment to the consideration paid for the four blocks.

Depletion, depreciation, accretion and impairment ("DD&A") for the nine months ended September 30, 2011 includes an impairment loss of $40.8 million in Gran Tierra’s Peru cost center. This impairment loss relates to drilling and seismic costs from dry wells for two blocks, one of which was relinquished.

For the nine months ended September 30, 2010, a $3.7 million impairment loss was included in the Gran Tierra’s Argentina cost center. This impairment loss was a result of a redetermination of the income tax effect on the present value of future cash inflows used to determine the Argentina ceiling for that country’s ceiling test.

The amounts capitalized in each of the Company's cost centers during the nine months ended September 30, 2011 and the year ended December 31, 2010 were as follows:

	Nine Months Ended September 30, 2011

(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock based compensation	$4,786	$1,609	$464	$1,066	$7,925
Capitalized stock based compensation	$304	$189	$-	$133	$626

	Year ended December 31, 2010
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock based compensation	$4,127	$1,171	$-	$-	$5,298
Capitalized stock based compensation	$308	$150	$-	$-	$458

The unproved oil and natural gas properties at September 30, 2011 consist of exploration lands held in Colombia, Argentina, Peru, and Brazil, including additions related to Petrolifera’s assets. As at September 30, 2011, the Company had $301.6 million (December 31, 2010 - $228.8 million) of unproved assets in Colombia, $59.5 million (December 31, 2010 - $9.4 million) of unproved assets in Argentina, $28.0 million (December 31, 2010 - $28.2 million) of unproved assets in Peru, and $41.8 million (December 31, 2010 - $12.4 million) of unproved assets in Brazil for a total of $430.9 million (December 31, 2010 - $278.8 million). These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed. This assessment will include an impairment review.

6. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share and two shares are designated as special voting stock, par value $0.001 per share.  As at September 30, 2011, outstanding share capital consists of 261,053,809 common voting shares of the Company, 8,763,980 exchangeable shares of Gran Tierra Exchange Co., automatically exchangeable on November 14, 2013, and 7,811,112 exchangeable shares of Goldstrike Exchange Co., automatically exchangeable on November 10, 2012. The exchangeable shares of Gran Tierra Exchange Co, were issued upon acquisition of Solana Resources Limited (“Solana”). The exchangeable shares of Gran Tierra Goldstrike Inc. were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. Each exchangeable share is exchangeable into one common voting share of the Company. The holders of common stock are entitled to one vote for each share on all matters submitted to a shareholder vote and are entitled to share in all dividends that the Company’s board of directors, in its discretion, declares from legally available funds. The holders of common stock have no pre-emptive rights, no conversion rights, and there are no redemption provisions applicable to the common stock. Holders of exchangeable shares have substantially the same rights as holders of common voting shares.

Warrants

At September 30, 2011, the Company had 6,298,230 warrants outstanding to purchase 3,149,115 common shares for $1.05 per share, expiring between June 20, 2012 and June 30, 2012. The 4,125,036 Replacement Warrants, issued upon the acquisition of Petrolifera (Note 3), to purchase 4,125,036 common shares for CDN$9.67, expired unexercised on August 28, 2011.

For the nine months ended September 30, 2011, 735,817 common shares were issued upon the exercise of 1,471,634 warrants (nine months ended September 30, 2010, 10,438,473 common shares were issued upon the exercise of 13, 731,008 warrants). Included in warrants exercised in the nine months ended September 30, 2010 were 7,145,938 warrants to purchase 7,145,938 common shares for $14.4 million, assumed on the acquisition of Solana in November 2008.

Stock Options

As at September 30, 2011, the Company has a 2007 Equity Incentive Plan under which the Company’s board of directors is authorized to issue options or other rights to acquire shares of the Company’s common stock. The number of shares of common stock available for issuance thereunder is 23,306,100 shares.

The Company grants options to purchase common shares to certain directors, officers, employees and consultants. Each option permits the holder to purchase one common share at the stated exercise price. The options vest over three years and have a term of ten years, or three months after the grantee’s end of service to the Company, whichever occurs first. At the time of grant, the exercise price equals the market price. For the nine months ended September 30, 2011, 695,881 common shares were issued upon the exercise of 695,881 stock options (nine months ended September 30, 2010 – 2,324,256). The following options were outstanding as of September 30, 2011:

	Number of	Weighted Average
	Outstanding	Exercise Price
	Options	$/Option
Balance, December 31, 2010	10,943,058	3.49
Granted in 2011	3,920,996	8.17
Exercised in 2011	(695,881)	(2.93)
Forfeited in 2011	(387,501)	(6.46)
Balance, September 30, 2011	13,780,672	4.76

The weighted average grant date fair value for options granted in the nine months ended September 30, 2011 was $4.96 (nine months ended September 30, 2010 - $3.33). The intrinsic value of options exercised for the nine months ended September 30, 2011 was $3.5 million (nine months ended September 30, 2010 - $9.5 million).

The table below summarizes stock options outstanding at September 30, 2011:

	Number of	Weighted Average	Weighted
	Outstanding	Exercise Price	Average
Range of Exercise Prices ($/option)	Options	$/Option	Expiry Years
0.50 to 2.00	1,369,171	1.14	4.9
2.01 to 3.50	5,047,752	2.46	7.0
3.51 to 5.50	466,666	4.43	8.0
5.51 to 7.00	3,161,087	5.93	8.6
7.01 to 8.40	3,735,996	8.23	9.4
Total	13,780,672	4.76	7.8

The aggregate intrinsic value of options outstanding at September 30, 2011 is $16.9 million (December 31, 2010 - $49.9 million) based on the Company’s closing stock price of $4.77 (December 31, 2010 - $8.05) at that date. At September 30, 2011, there was $14.6 million (December 31, 2010 - $6.1 million) of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next three years. As at September 30, 2011, 6,089,622 (December 31, 2010 – 5,426,367) options were exercisable.

For the nine months ended September 30, 2011, the stock-based compensation expense was $10.0 million (nine months ended September 30, 2010 - $5.7 million) of which $8.5 million (nine months ended September 30, 2010 - $4.6 million) was recorded in G&A expenses, $0.9 million was recorded in operating expenses (nine months ended September 30, 2010 – $0.8 million) and $0.6 million of stock-based compensation was capitalized as part of exploration and development costs (nine months ended September 30, 2010 – $0.3 million).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield (per share)	$nil	$nil	$nil	$nil

Volatility	76%	85%	81%	90%
Risk-free interest rate	0.6%	0.3%	1.3%	0.4%
Expected term	4 - 6 years	3 years	4 - 6 years	3 years
Estimated forfeiture percentage (per year)	4%	10%	4%	10%

Weighted average shares outstanding
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of common and exchangeable shares outstanding	277,608,572	254,951,642	272,006,775	252,487,462
Shares issuable pursuant to warrants	2,597,140	-	2,743,224	3,877,754
Shares issuable pursuant to stock options	4,350,662	-	5,504,270	3,929,287
Shares to be purchased from proceeds of stock options	(530,138)	-	(768,374)	-
Weighted average number of diluted common and exchangeable shares outstanding	284,026,236	254,951,642	279,485,895	260,294,503

Net Income per share

For the three months ended September 30, 2011, 4,040,996 options to purchase common shares (for the nine months ended September 30, 2011, 3,665,996 options to purchase common shares) were excluded from the diluted income per share calculation as the instruments were anti-dilutive.

For the three months ended September 30, 2010, options to purchase 11,442,689 common shares and 9,147, 972 warrants to purchase 4,573,986 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive. For the nine months ended September 30, 2010, options to purchase 3,435,000 common shares were excluded from the diluted income per share calculation as the instruments were anti-dilutive.

7. Asset Retirement Obligations

As at September 30, 2011, the Company’s asset retirement obligations were comprised of Colombian obligations in the amount of $4.9 million (December 31, 2010 - $3.7 million), Argentine obligations in the amount of $5.8 million (December 31, 2010 - $1.1 million) and Brazilian obligations in the amount of $0.4 million (December 31, 2010 - $nil). As at September 30, 2011, the undiscounted asset retirement obligations were $27.2 million (December 31, 2010 - $8.7 million). Changes in the carrying amounts of the asset retirement obligations associated with the Company’s oil and gas properties were as follows:

	Nine Months Ended	Year Ended
(Thousands of U.S. Dollars)	September 30, 2011	December 31, 2010
Balance, beginning of year	$4,807	$4,708
Settlements	(309)	(286)
Disposal	-	(720)
Liability incurred	1,256	719
Liability assumed in a business combination (Note 3)	4,901	-
Foreign exchange	(1)	58
Accretion	490	328
Balance, end of period	$11,144	$4,807

Asset retirement obligations - current	$357	$338
Asset retirement obligations - long term	10,787	4,469
Balance, end of period	$11,144	$4,807

8. Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income before income taxes for the following reasons:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2011	2010
Income before income taxes	$179,028	$53,983
	35%	35%
Income tax expense expected	62,660	18,894
Other permanent differences	(2,507)	4,721
Foreign currency translation adjustments	(1,100)	12,060
Impact of foreign taxes	(4,704)	(108)
Enhanced tax depreciation incentive	-	(6,842)
Stock-based compensation	2,987	1,519
Increase in valuation allowance	33,404	4,536
Branch and other foreign income pick-up in the United States and Canada	(4,627)	(4,851)
Non-deductible third party royalty in Colombia	6,145	-
Non-taxable gain on acquisition	(7,595)	-
Total income tax expense	$84,663	$29,929

Current income tax	99,390	57,955
Deferred tax recovery	(14,727)	(28,026)
Total income tax expense	$84,663	$29,929

	As at
(Thousands of U.S. Dollars)	September 30, 2011	December 31, 2010
Deferred Tax Assets
Tax benefit of loss carryforwards	$61,518	$27,527
Tax basis in excess of book basis	29,988	7,975
Foreign tax credits and other accruals	16,789	16,895
Capital losses	2,444	1,413
Deferred tax assets before valuation allowance	110,739	53,810
Valuation allowance	(95,135)	(48,958)
	$15,604	$4,852

Deferred tax assets - current	$2,504	$4,852
Deferred tax assets - long term	13,100	-
	15,604	4,852

Deferred Tax Liabilities
Long-term - book value in excess of tax basis	(211,245)	(204,570)

Net Deferred Tax Liabilities	$(195,641)	$(199,718)

Equity tax for the nine months ended September 30, 2011 of $8.3 million represents a Colombian tax of 6% on the balance sheet equity recorded in the Company’s Colombian branches as at January 1, 2011. The equity tax is assessed every four years. The tax for the four-year period from 2011 to 2014 is payable in eight semi-annual installments over the four-year period but is expensed in the first quarter of 2011 at the commencement of the four-year period. The remainder of the equity tax liability at September 30, 2011 relates to an equity tax liability assumed upon the acquisition of Petrolifera.

As at September 30, 2011, the total amount of Gran Tierra’s unrecognized tax benefits was approximately $20.7 million (December 31, 2010 - $4.2 million), a portion of which, if recognized, would affect the Company’s effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated statement of operations. As at September 30, 2011, the amount of interest and penalties on unrecognized tax benefits included in current income tax liabilities in the condensed consolidated balance sheet was approximately $0.8 million. The Company had no interest or penalties included in the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010, respectively.

Changes in the Company's unrecognized tax benefit are as follows:
(Thousands of U.S. Dollars)
Unrecognized tax benefit at January 1, 2011	$4,175
Reduction of tax position related to prior years	(257)
Additions to tax position related to the current year	16,758
Unrecognized tax benefit at September 30, 2011	$20,676

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

As at September 30, 2011, the Company has deferred tax assets relating to net operating loss carryforwards of $61.5 million (December 31, 2010 - $27.5 million) and capital losses of $2.4 million (December 31, 2010 - $1.4 million) before valuation allowances. Of these tax assets relating to losses, $51.5 million (December 31, 2010 - $20.5 million) are generated by the foreign subsidiaries of the Company. Of the total tax assets relating to losses, $0.1 million will expire in 2011 (December 31, 2010 - $nil), $1.2 million (December 31, 2010 - $nil) will begin to expire in 2012 and $62.7 million (December 31, 2010 - $28.9 million) will begin to expire thereafter.

9. Commitments and Contingencies

Leases

Gran Tierra holds four categories of operating leases: compressor, office, vehicle and equipment and housing. The Company pays monthly amounts of $0.2 million for compressors, $0.3 million for office leases, $16,000 for vehicle and equipment leases and $6,400 for certain employee accommodation leases in Canada, Colombia, Argentina, Peru, and Brazil.

Future lease payments at September 30, 2011, including the aforementioned operating leases, are as follows:

	As at September 30, 2011
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$9,436	$5,612	$3,239	$585	$-
Software and telecommunication	2,017	1,221	754	42	-
Drilling, completion, facility construction and oil transportation services	112,546	80,766	30,153	1,627	-
Consulting	518	518	-	-	-
Total	$124,517	$88,117	$34,146	$2,254	$-

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

Legal Contingencies

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

Gran Tierra is subject to a third party 10% net profits interest on 50% of the Company’s production from the Costayaco field that arises from the original acquisition in 2006 of 50% of Gran Tierra’s interest in the Chaza Block Contract. There is currently a disagreement between Gran Tierra and the third party as to the calculation of the net profits interest. Gran Tierra and the third party have agreed to resolve this issue through an arbitration which is anticipated to be heard in Texas, in accordance with the rules of the American Arbitration Association, in the fourth quarter of 2011. At this time no amount has been accrued in the financial statements as the Company does not consider it probable that a loss will be incurred. The disputed amount at September 30, 2011 is $8.2 million.

Gran Tierra has several lawsuits and claims pending for which the Company currently cannot determine the ultimate result. Gran Tierra records costs as they are incurred or become probable and determinable. Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10. Financial Instruments, Fair Value Measurements and Credit Risk

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. As at September 30, 2011, the fair values of financial instruments approximate their carrying amounts due to the short term maturity of these instruments.

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs are based on significant other observable inputs and significant unobservable inputs, respectively, and have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. The Company does not have any assets or liabilities whose fair value is measured using the Level 1 or 2 methods.

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

The Company’s revenues are derived from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. For the nine months ended September 30, 2011, the Company had one significant customer for its Colombian crude oil, Ecopetrol, and in Argentina the Company had three significant customers, Refiner, Shell and YPF.

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s deferred tax liability, a monetary liability, which is denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $98,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

11. Bank Debt and Credit Facilities

Effective July 30, 2010, a subsidiary of Gran Tierra established a credit facility with BNP Paribas for a three-year term which may be extended or amended by agreement between the parties. This reserve based facility has a maximum borrowing base up to $100 million and is supported by the present value of the petroleum reserves of the Company’s two subsidiaries with operating branches in Colombia – Gran Tierra Energy Colombia Ltd. and Solana Petroleum Exploration (Colombia) Ltd. The initial committed borrowing base is $20 million. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus 3.5%. In addition, a stand-by fee of 1.50% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expense. Under the terms of the facility, the Company is required to maintain and was in compliance with certain financial and operating covenants. As at September 30, 2011, the Company had not drawn down any amounts under this facility.

As part of the acquisition of Petrolifera , Gran Tierra assumed a reserve-backed credit facility with an outstanding balance as at the Acquisition Date of $31.3 million. The Company repaid this credit facility on August 5, 2011. The credit facility bore interest at LIBOR plus 8.25% and was partially secured by the pledge of the shares of Petrolifera’s subsidiaries.

Interest Expense

Interest expense on the reserve-backed credit facility for the 140 day period from the Acquisition Date to August 5, 2011, the date the facility was repaid, was $1.6 million. This amount is recorded in the Condensed Consolidated Statements of Operations and Retained Earnings as part of G&A expense.

Restricted cash

Restricted cash comprises cash resources pledged to secure letters of credit. Letters of credit currently secured by cash relate to work commitment guarantees contained in exploration contracts. Restricted cash is classified between current and long term assets based on the expiration dates of the deposits underlying the letters of credit.

12. Related Party Transaction

On January 12, 2011, the Company entered into an agreement to sublease office space to a company of which Gran Tierra’s President and Chief Executive Officer serves as an independent director. The term of the sublease runs from February 1, 2011 to January 30, 2013 and, at $4,300 per month plus approximately $5,700 of operating and other expense, the terms are consistent with market conditions in the Calgary, Alberta, Canada real estate market.

On August 3, 2010, Gran Tierra entered into a contract related to the Peru drilling program with a company of which one of Gran Tierra’s directors is a shareholder and director. For the nine months ended September 30, 2011, $2.3 million was capitalized and at September 30, 2011, $0.1 million was included in accounts payable related to this contract, the terms of which are consistent with market conditions.

On February 1, 2009, the Company entered into a sublease for office space with a company, of which one of Gran Tierra’s directors is a shareholder and director. The term of the sublease ran from February 1, 2009 to August 31, 2011 and the sublease payment was $8,551 per month plus approximately $4,500 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary, Alberta, Canada real estate market.

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

Effective March 18, 2011, we completed the acquisition of Petrolifera Petroleum Limited ("Petrolifera"), a Canadian based international oil and gas company which owned working interests in 11 exploration and production blocks; three located in Colombia, three in Peru and five in Argentina.

On June 15, 2011, we completed the acquisition of a 70% participating interest in four blocks in Brazil. The agreement had an effective date of September 1, 2010. Purchase consideration totalled $40.1 million. With the exception of one block which has a producing well, the remaining blocks are unproved properties.

Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change

Production - Barrels of Oil Equivalent ("boe") per Day (1)	18,369	13,536	36	17,033	13,949	22

Prices Realized - per boe	$89.25	$67.54	32	$93.50	$68.48	37

Revenue and Other Income ($000s)	$151,033	$84,569	79	$435,672	$261,793	66

Net Income (Loss) ($000s)	$49,085	$(3,277)	-	$94,365	$24,054	292

Net Income Per Share - Basic	$0.18	$(0.01)	-	$0.35	$0.10	250

Net Income Per Share - Diluted	$0.17	$(0.01)	-	$0.34	$0.09	278

Funds Flow From Operations ($000s) (2)	$72,817	$37,185	96	$227,949	$135,519	68

Capital Expenditures ($000s)	$58,564	$47,686	23	$229,155	$102,046	125

	As at

	September 30, 2011	December 31, 2010	% Change

Cash & Cash Equivalents ($000s)	$226,370	$355,428	(36)

Working Capital (including cash & cash equivalents) ($000s)	$230,508	$265,835	(13)

Property, Plant & Equipment ($000s)	$1,017,407	$727,024	40

(1) Gas volumes are converted to boes at the rate of six thousand cubic feet (“mcf”) of gas per barrel of oil, based upon the approximate relative energy content of gas and oil. The conversion ratio does not assume price equivalency and the price for a barrel of oil equivalent for natural gas may differ significantly from the price of a barrel of oil.

(2) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under generally accepted accounting principles ("GAAP"). Management uses this financial measure to analyze operating performance and the income (loss) generated by our principal business activities prior to the consideration of how non-cash items affect that income (loss), and believes that this financial measure is also useful supplemental information for investors to analyze our operating performance and financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income (loss) or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from operations, as presented, is net income adjusted for depletion, depreciation, accretion and impairment ("DD&A"), deferred taxes, stock-based compensation, unrealized gain on financial instruments, unrealized foreign exchange losses (gains), settlement of asset retirement obligations, equity tax, and loss (gain) on acquisition. Reconciliation from funds flow from operations to net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Funds Flow From Operations - Non-GAAP Measure ($000s)	2011	2010	2011	2010

Net income (loss)	$49,085	$(3,277)	$94,365	$24,054
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A	49,852	35,254	160,174	107,238
Deferred taxes	(10,082)	(9,995)	(15,488)	(28,026)
Stock-based compensation	3,438	2,064	9,383	5,424
Unrealized gain on financial instruments	-	-	(1,354)	(44)
Unrealized foreign exchange (gain) loss	(15,966)	13,139	136	27,136
Settlement of asset retirement obligations	-	-	(309)	(263)
Equity taxes	(3,510)	-	2,741	-
Gain on acquisition	-	-	(21,699)	-
Funds flows from operations	$72,817	$37,185	$227,949	$135,519

Operational Highlights and Developments

•
In the third quarter of 2011, oil and gas production (net after royalty and inventory adjustments) increased by 36% to 18,369 barrels of oil equivalent per day (“boepd”) net after royalty (“NAR”) compared with the third quarter of 2010. The production increase was mainly due to a full quarter of production of 2,559 boepd from Petrolifera’s properties, improved production from the Costayaco field and the absence of any pipeline or other operational disruptions. For the nine months ended September 30, 2011, oil and gas production increased by 22% to 17,033 boepd compared with the same nine month period of 2010. Production from Petrolifera’s properties was 1,688 boepd during this period.

•
Average prices realized per boe in the third quarter of 2011, increased by 32% to $89.25 compared with the third quarter of 2010. For the nine months ended September 30, 2011, the average price realized per boe increased by 37% to $93.50 from the comparable nine month period in 2010.

•	Successful Melero-1 exploration well on the Garibay Block in the Llanos basin, Colombia tested 922 gross barrels of oil per day.

•
Three exploration wells drilled in the Rinconada Norte Block of the Neuquen Basin, Argentina made new discoveries of oil, one of which tested 1,023 boe gross per day. A wholly-owned subsidiary of America Petrogas Inc. is the operator of the Rinconada Norte Block with a 65% working interest upon completing certain work program obligations, while we hold a 35% working interest.

•
We announced two farm-in agreements with Statoil do Brasil Ltda. ("Statoil") in a joint venture with PetróleoBrasileiro S.A. ("Petrobras"), in Brazil’s deepwater offshore Camamu-Almada Basin, subject to obtaining regulatory approval from Agência Nacional de Petróleo, Gás Natural e Biocombustíveis ("ANP").

•
Subsequent to end of the third quarter 2011, we announced an acreage swap in Colombia with a wholly-owned subsidiary of Compania Espanola de Petroleos, S.A. (“CEPSA”), resulting in additional exploration opportunities in the foothills of the Llanos Basin subject to obtaining regulatory approval from Colombia’s Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”).

Financial Highlights

•
Increased production levels and improved crude oil prices contributed to a 79% increase in revenue and other income to $151.0 million for the third quarter of 2011 compared with the third quarter of 2010. The same contributing factors increased revenue and other income by 66% to $435.7 million for the nine months ended September 30, 2011.

•
Increased oil and natural gas sales and a foreign exchange gain, partially offset by increased DD&A, operating and general and adminstrative ("G&A") expenses, resulted in net income of $49.1 million, or $0.18 per share basic and $0.17 per share diluted, for the third quarter of 2011. This compares with a loss of $3.3 million, or $0.01 per basic and diluted share, in the third quarter of 2010. Net income increased by 292% to $94.4 million, or $0.35 per basic share and $0.34 per diluted share, for the nine months ended September 30, 2011 compared with $24.1 million, or $0.10 per basic share and $0.09 per diluted share, in the comparable nine month period in 2010. The improvement in net income for the nine months ended September 30, 2011 is a result of increased oil and natural gas sales, a gain on the Petrolifera acquisition and a reduced foreign exchange loss, partially offset by an impairment loss recorded in the Peru cost center, a Colombian equity tax and increased DD&A, operating and G&A expenses.

•	Increased production levels and improved crude oil prices, partially offset by increased operating and G&A expenses, contributed to increased funds flow from operations for both comparative periods.

•
Cash and cash equivalents of $226.4 million at September 30, 2011 decreased from $355.4 million at December 31, 2010 primarily as a result of $248.8 million of capital expenditures and an increase in non-cash working capital of $87.4 million, partially offset by funds flow from operations of $227.9 million, during the nine months ended September 30, 2011.

•
Working capital (including cash and cash equivalents) was $230.5 million at September 30, 2011, which is a $35.3 million decrease from December 31, 2010, due mainly to lower cash and cash equivalents, partially offset by a $100.5 million increase in accounts receivable due to the timing of payments from Ecopetrol.

•
Property, plant and equipment as at September 30, 2011 was $1.0 billion, an increase of $290.4 million from December 31, 2010, as a result of additions from the Petrolifera acquisition and the 2011 capital expenditure program, partially offset by DD&A expense.

Business combination

On March 18, 2011 (the "Acquisition Date"), we completed the acquisition of all the issued and outstanding common shares and warrants of Petrolifera pursuant to the terms and conditions of an arrangement agreement dated January 17, 2011. Petrolifera is a Calgary-based crude oil, natural gas and natural gas liquids exploration, development and production company active in Argentina, Colombia and Peru. For further details reference should be made to Note 3 of the condensed consolidated financial statements.

The acquisition was accounted for using the acquisition method, with Gran Tierra being the acquirer, whereby Petrolifera’s assets acquired and liabilities assumed were recorded at their fair values as at the Acquisition Date and the results of Petrolifera were consolidated with those of Gran Tierra from that date.

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

As indicated in the allocation of the consideration transferred, the fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, we recognized a “Gain on acquisition” of $21.7 million in the consolidated statement of operations. The gain reflects the impact on Petrolifera’s pre-acquisition market value resulting from their lack of liquidity and capital resources required to maintain current production and reserves and further develop and explore their inventory of prospects.

The acquisition was effective March 18, 2011 and the results of Petrolifera have been consolidated with Gran Tierra since that date. Production from the Petrolifera properties from the Acquisition Date to September 30, 2011 amounted to 1,688 boepd (2,559 boepd for the third quarter of 2011) with oil and natural gas sales of $22.3 million (third quarter 2011 - $11.4 million). For the period post acquisition, Petrolifera recorded a loss after tax of $2.8 million.

Business Environment Outlook

Our revenues have been significantly impacted by the continuing fluctuations in crude oil prices. Crude oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the worldwide economy on oil demand growth. However, based on projected production, prices, costs and our current liquidity position, we believe that our current operations and capital expenditure program can be maintained from cash flow from existing operations and cash on hand, barring unforeseen events or a severe downturn in oil and gas prices. Should our operating cash flow decline, we would examine measures such as reducing our capital expenditure program, issuance of debt, disposition of assets, or issuance of equity. The continuing uncertainty regarding the Middle East and continued economic instability in the United States and Europe is having an impact on world markets, and we are unable to determine the impact, if any, these events may have on oil prices and demand.

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

REVIEW OF CONSOLIDATED RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated Results of Operations	2011	2010	% Change	2011	2010	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$150,824	$84,110	79	$434,784	$260,759	67
Interest	209	459	(54)	888	1,034	(14)
	151,033	84,569	79	435,672	261,793	66

Operating expenses	21,727	19,401	12	61,283	39,028	57
DD&A expense	49,852	35,254	41	160,174	107,238	49
G&A expenses	16,316	10,977	49	46,364	27,848	66
Equity tax	-	-	-	8,271	-	-
Financial instruments gain	-	-	-	(1,522)	(44)	-
Gain on acquisition	-	-	-	(21,699)	-	-
Foreign exchange (gain) loss	(15,921)	16,320	(198)	3,773	33,740	(89)
	71,974	81,952	(12)	256,644	207,810	23

Income before income taxes	79,059	2,617	-	179,028	53,983	232
Income tax expense	(29,974)	(5,894)	409	(84,663)	(29,929)	183
Net income (loss)	$49,085	$(3,277)	-	$94,365	$24,054	292

Production, Net of Royalties

Oil and NGL's ("bbl") (1)	1,604,242	1,229,768	30	4,492,430	3,775,704	19
Natural gas ("mcf") (1)	514,086	93,384	451	945,240	193,452	389
Total production ("boe") (1) (2)	1,689,923	1,245,332	36	4,649,970	3,807,946	22

Average Prices

Oil and NGL's ("per bbl")	$92.76	$68.12	36	$96.02	$68.87	39
Natural gas ("per mcf")	$3.92	$3.64	8	$3.64	$3.85	(5)

Consolidated Results of Operations ("per boe")

Oil and natural gas sales	$89.25	$67.54	32	$93.50	$68.48	37
Interest	0.12	0.37	(68)	0.19	0.27	(30)
	89.37	67.91	32	93.69	68.75	36

Operating expenses	12.86	15.58	(17)	13.18	10.25	29
DD&A expense	29.50	28.31	4	34.45	28.16	22
G&A expenses	9.65	8.81	10	9.97	7.31	36
Equity tax	-	-	-	1.78	-	-
Foreign exchange (gain) loss	(9.42)	13.10	(172)	0.81	8.86	91
Gain on acquisition	-	-	-	(4.67)	-	-
Financial instruments gain	-	-	-	(0.33)	(0.01)	-
	42.59	65.80	(35)	55.19	54.57	1

Income before income taxes	46.78	2.12	-	38.50	14.18	172
Income tax expense	(17.74)	(4.73)	275	(18.21)	(7.86)	132
Net income (loss)	$29.04	$(2.62)	-	$20.29	$6.32	221

(1)	Production represents production volumes adjusted for inventory changes.
(2)	Natural gas liquids (“NGL”) volumes are converted to a boe equivalent on a one-to-one basis with oil.
(3)
Gas volumes are converted to boe at the rate of six thousand cubic feet (“mcf”) of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices.

Consolidated Results of Operations

Our operations are carried out in Colombia, Argentina, Peru, and Brazil, and we are headquartered in Calgary, Alberta, Canada. Our reportable segments are Colombia, Argentina and Peru. Brazil is not a reportable segment because the level of activity in Brazil is not significant at this time. For the three and nine months ended September 30, 2011, Colombia generated 88% and 92%, respectively, of our revenue and other income compared with 96% of revenue and other income for the three and nine months ended September 30, 2010. The decline in percentage contribution from the Colombian segment is a result of the inclusion of Petrolifera’s oil and natural gas sales for the period beginning March 18, 2011. Petrolifera’s oil and natural gas sales primarily relate to the Argentina reportable segment.

Net income was $49.1 million, or $0.18 per share basic and $0.17 per share diluted, in the third quarter of 2011 compared with a net loss of $3.3 million, or $0.01 per share basic and diluted, for the third quarter of 2010. Increased oil and natural gas sales due to increased production and higher realized crude oil prices and a foreign exchange gain were partially offset by increased operating, DD&A and G&A expenses.

For the nine months ended September 30, 2011, net income increased to $94.4 million, a 292% improvement from the comparable nine month period in 2010. On a per share basis, net income improved to $0.35 per share basic and $0.34 per share diluted from $0.10 basic and $0.09 diluted per share in the comparable period of 2010. Increased oil and natural gas sales due to increased production and higher crude oil prices, a $21.7 million gain recorded on the Petrolifera acquisition and lower foreign exchange losses were partially offset by a $40.8 million impairment loss recorded in the Peru cost center, a Colombian equity tax of $8.3 million and increased operating, DD&A and G&A expenses.

Crude oil and NGL production, net after royalties, for the third quarter of 2011 increased to 1,604,242 barrels, a 30% improvement from the third quarter of 2010. The increase was due to production from Petrolifera (160,177 barrels), improved production levels from the Costayaco field and the absence of pipeline interruptions. For the nine months ended September 30, 2011, production of crude oil increased by 19% to 4,492,430 barrels. Petrolifera’s crude oil and NGL production for the period since the Acquisition Date was 332,897 barrels. Production during the first quarter of 2011 was adversely affected by a maintenance program at the Tumaco Port crude offloading terminal between December 28, 2010 and February 7, 2011 which reduced sales through the Ecopetrol-operated Trans-Andean oil pipeline. During the nine months ended September 30, 2010, sections of the Trans Andean Pipeline were damaged, which temporarily reduced our deliveries to Ecopetrol for 22 days.

Average realized crude oil prices for the third quarter of 2011 increased by 36% to $92.76 per barrel from $68.12 per barrel in the third quarter of 2010 and by 39% to $96.02 per barrel for the nine months ended September 30, 2011 from $68.87 for the comparable nine month period in 2010 reflecting higher West Texas Intermediate (“WTI”) oil prices and the premium to WTI received in Colombia during the nine months ended September 30, 2011. Average WTI for the three and nine months ended September 30, 2011 was $89.70 and $95.40, respectively.

Increased production and higher crude oil prices resulted in a 79% increase in revenue and other income to $151.0 million for the third quarter of 2011 and a 66% increase to $435.7 million for the nine months ended September 30, 2011, compared with comparative 2010 periods.

Operating expenses for the third quarter of 2011 amounted to $21.7 million, or $12.86 per boe, compared with $19.4 million or $15.58 per boe, in the third quarter of 2010. The third quarter increase in operating expenses was mainly due to an increase of $5.7 million in operating costs in Argentina ($5.5 million related to properties acquired from Petrolifera), partially offset by a decrease of $3.9 million in operating costs in Colombia due to lower transportation costs as a result of the absence of pipeline disruptions and lower workover costs. The third quarter reduction in operating costs on a per boe basis was a result of increases in production more than offsetting increased operating costs.

Operating expenses for the nine months ended September 30, 2011, increased to $61.3 million or $13.18 per boe, from $39.0 million or $10.25 per boe, in the comparable nine month period of 2010. The increase in operating expenses for the nine months ended September 30, 2011, was mainly due to an increase of $12.5 million in operating costs in Argentina ($10.6 million related to properties acquired from Petrolifera) and an increase of $9.1 million in Colombia as a result of expanded operations.

DD&A expense for the third quarter of 2011 increased to $49.9 million compared with $35.3 million in the third quarter of 2010. The increase was attributable to increased production levels as the depletion rate of $29.50 per boe remained comparable to the third quarter of 2010. DD&A expense for the third quarter of 2011 included $5.9 million related to properties acquired from Petrolifera and a $7.4 million impairment loss related to the Peru cost center. Increased costs in the depletable pools were more than offset by increased reserves.

For the nine months ended September 30, 2011, DD&A expense increased to $160.2 million from $107.2 million in the comparable nine month period in 2010 due to increased production and a $40.8 million impairment loss recorded in our Peru cost center. This resulted in an increase in DD&A expense to $34.45 per boe in the nine month period compared with $28.16 per boe recorded in the comparable nine month period in 2010. DD&A expense on the Petrolifera properties for the nine months ended September 30, 2011 was $10.7 million. For the nine months ended September 30, 2010, a $3.7 million ceiling test impairment loss was included in our Argentina cost center.

G&A expenses of $16.3 million and $46.4 million for the three and nine months ended September 30, 2011, respectively, were higher than comparable periods in 2010 due to increased employee related costs reflecting the expanded operations in all business segments and $1.2 million of expenses associated with the acquisition of Petrolifera. G&A expenses for Petrolifera’s operations were $2.6 million and $5.6 million for the three and nine months ending September 30, 2011 (including interest on bank debt of $0.8 million and $1.6 million respectively). G&A expenses per boe increased 10% to $9.65 per boe for the current quarter, compared with $8.81 per boe for the third quarter of 2010, and increased by 36% to $9.97 per boe for the nine months ended September 30, 2011 compared with $7.31 for the comparable nine month period in 2010 due to the same factors.

Equity tax represents a Colombian tax of 6% on the balance sheet equity of our Colombian segment at January 1, 2011.

The gain on acquisition recognised in the nine months ended September 30, 2011 relates to the acquisition of Petrolifera. This gain reflects the impact on Petrolifera’s pre-acquisition market value of its lack of liquidity and capital resources required to maintain production and reserves and further develop and explore its inventory of prospects.

The foreign exchange gain in the three months ended September 30, 2011 was due to the strengthening of the U.S. dollar in relation to the Colombian Peso and included the translation of deferred tax liabilities denominated in Colombian pesos.

Income tax expense for the third quarter of 2011 amounted to $30.0 million compared with $5.9 million in the third quarter of 2010. For the nine months ended September 30, 2011, income tax expense amounted to $84.7 million compared with $29.9 million in the comparable nine month period in 2010. In 2011, higher income before income taxes resulted in increased income taxes. For the nine months ended September 30, 2011, the effective income tax rate was 47% compared with 55% in the comparable nine month period in 2010 due to an increase in foreign currency translation adjustments and the inclusion of the non-taxable gain on acquisition, partially offset by an increase in the valuation allowance on losses incurred mainly in Peru. The variance in the effective tax rates compared with the 35% U.S. statutory rate is attributable to the same factors and other permanent differences.

2011 Work Program and Capital Expenditure Program

Our capital expenditures during the third quarter of 2011 were $58.6 million increasing the year to date capital expenditures to $229.2 million. These expenditures represent a significant increase from the comparative periods in 2010 of $47.7 million and $102.0 million, respectively.

Our 2011 capital program outlook for 2011 of $379 million includes $233 million for Colombia, $61 million for Brazil, $42 million for Argentina, and $43 million for Peru. Of this, $254 million is for drilling and acquisitions, $56 million is for facilities and pipelines and $69 million is for geological and geophysical (“G&G”) expenditures. Of the $254 million allocated to drilling and acquisitions, approximately $113 million is for exploration, $48 million is for acquisitions and the balance is for delineation and development drilling. Acquisition expenditures include $28 million for the June 2011 acquisition of a 70% participating interest in four blocks in the onshore Recôncavo Basin of Brazil and $20 million for the recently announced acquisition of an interest in the Llanos 22 block in Colombia. We expect that our committed and discretionary 2011 capital program can be funded from cash flow from operations and cash on hand.

Our 2011 work program is intended to create both growth and value through strategic acquisitions of working interests, by leveraging existing assets to increase reserves and production levels and through the construction of pipelines and facilities in the areas with proved reserves. We are financing our capital program through internal cash flows, while retaining financial flexibility with a strong cash position and no debt, so that we can be positioned to undertake further development opportunities and to pursue value-add acquisitions. However, actual capital expenditures may vary significantly from our 2011 work program if unexpected events or circumstances occur, such as new opportunities present themselves, or anticipated opportunities do not come to fruition, which may therefore either increase or decrease the amount of capital expenditures we incur in 2011.

 REVIEW OF OPERATIONS IN COLOMBIA

	Three Months Ended September 30,			Nine Months Ended September 30,
Segmented Results of Operations – Colombia	2011	2010	% Change	2011	2010	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$133,475	$80,731	65	$399,252	$250,767	59
Interest	130	301	(57)	375	520	(28)
	133,605	81,032	65	399,627	251,287	59

Operating expenses	13,222	17,090	(23)	41,565	32,480	28
DD&A expense	34,916	33,916	3	104,560	99,243	5
G&A expenses	6,426	4,391	46	15,166	11,190	36
Equity tax	-	-	-	8,271	-	-
Foreign exchange (gain) loss	(17,462)	17,330	(201)	1,947	34,220	(94)
	37,102	72,727	(49)	171,509	177,133	(3)

Segment income before income taxes	$96,503	$8,305	-	$228,118	$74,154	208

Production, Net of Royalties

Oil and NGL's ("bbl") (1)	1,355,661	1,162,961	17	3,939,486	3,567,377	10
Natural gas ("mcf") (1)	70,884	93,384	(24)	186,456	193,452	(4)
Total production ("boe") (1) (2)	1,367,475	1,178,525	16	3,970,562	3,599,619	10

Average Prices

Oil and NGL's ("per bbl")	$98.07	$69.22	42	$101.09	$70.08	44
Natural gas ("per mcf")	$7.37	$3.66	101	$5.37	$3.88	38

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$97.61	$68.50	42	$100.55	$69.66	44
Interest	0.10	0.26	(62)	0.09	0.14	(36)
	97.71	68.76	42	100.64	69.80	44

Operating expenses	9.67	14.50	(33)	10.47	9.02	16
DD&A expense	25.53	28.78	(11)	26.33	27.57	(4)
G&A expenses	4.70	3.73	26	3.82	3.11	23
Equity tax	-	-	-	2.08	-	-
Foreign exchange (gain) loss	(12.77)	14.70	(187)	0.49	9.51	(95)
	27.13	61.71	(56)	43.20	49.21	(12)

Segment income before income taxes	$70.58	$7.05	901	$57.45	$20.59	179

(1)	Production represents production volumes adjusted for inventory changes.
(2)	Natural gas liquids (“NGL”) volumes are converted to boe on a one-to-one basis with oil.
(3)
Gas volumes are converted to ("boe") at the rate of six thousand cubic feet (“mcf”) of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices.

Segmented Results of Operations – Colombia

For the three and nine months ended September 30, 2011, income before income taxes in Colombia amounted to $96.5 million and $228.1 million respectively, compared with $8.3 million and $74.2 million in the comparative periods in 2010. The increases are mainly the result of increased oil sales due to increased production and higher prices and a foreign exchange gain, partially offset by increases in operating, DD&A and G&A expenses and Colombian equity tax.

For the third quarter of 2011, production of crude oil and NGLs, net after royalties, increased by 17% to 1,355,661 barrels compared with 1,162,961 barrels for the third quarter of 2010. The increase is primarily due to improved production levels from the Costayaco field and the absence of any pipeline disruptions during the quarter. Production for the nine months ended September 30, 2011 amounted to 3,939,486 barrels compared with 3,567,377 barrels, an increase of 10%, from the comparable nine month period in 2010. Production during the first quarter of 2011 was adversely affected by a maintenance program at the Tumaco Port crude offloading terminal between December 28, 2010 and February 7, 2011 which reduced sales through the Ecopetrol-operated Trans-Andean oil pipeline. In the third quarter of 2010, sections of the Trans-Andean Pipeline were damaged, which temporarily reduced our deliveries to Ecopetrol for 22 days.

As a result of achieving gross field production of five million barrels in the Costayaco field during the month of September 2009, we are now subject to an additional government royalty. This royalty is calculated on 30% of the field production revenue over an inflation adjusted trigger point. That trigger point for Costayaco crude oil is $31.29 for 2011. Production revenue for this calculation is based on production volumes net of other government royalty volumes. Average government royalties at Costayaco with gross production of 17,000 barrels of oil per day and $100 WTI price per barrel are approximately 27.9%, including the additional government royalty of approximately 20.5%. The ANH sliding scale royalty at 17,000 barrels of oil per day is approximately 9.2% and this royalty is deductible prior to calculating the additional government royalty.

Revenue and other income for the three and nine months ended September 30, 2011 increased by 65% to $133.6 million and by 59% to $399.6 million, respectively, from the comparable 2010 periods. Oil and natural gas sales were positively impacted by higher net realized crude oil prices in 2011 and increased production. The average net realized price for crude oil for the third quarter of 2011 was $98.07 per barrel, an increase of 42% from the third quarter of 2010. For the nine months ended September 30, 2011, the average realized price increased by 44% to $101.09 per barrel compared with the same period in 2010. We received a premium to WTI during the three and nine months ended September 30, 2011 related to Colombian Pacific Blend prices.

Operating expenses for the third quarter of 2011 decreased to 13.2 million, or $9.67 per boe, from $17.1 million, or $14.50 per boe, for the third quarter of 2010. The decrease per boe was primarily due to lower trucking costs resulting from the absence of pipeline disruptions and significantly lower workover costs which more than offset the impact of increased activity in 2011. For the nine months ended September 30, 2011, operating expenses amounted to $41.6 million, or $10.47 per boe, compared with $32.5 million, or $9.02 per boe, for the comparable nine month period in 2010. Operating expenses per boe were higher in 2011 year to date due to increased long-term testing and trucking costs and an increase in the number of wells.

For the third quarter of 2011, DD&A expense increased to $34.9 million from $33.9 million in the third quarter of 2010. The increase was attributable to higher production levels offset by a reduction in the depletion rate to $25.53 per boe compared with $28.78 per boe in the third quarter of 2010. The reduced depletion rate was due to increased reserves in the Colombian cost center. DD&A expense for the nine months ended September 30, 2011 amounted to $104.6 million, or $26.33 per boe, essentially unchanged from the comparable nine month period in 2010. The impact of a 10% increase in production was offset by higher crude oil proved reserves. Also, increased levels of costs in our depletable pools were offset by higher reserves.

G&A expensse increased to $6.4 million ($4.70 per boe) for the third quarter of 2011 from $4.4 million ($3.73 per boe) incurred in the third quarter of 2010. The increase was mainly due to increased salaries and stock based compensation resulting from an increased headcount and staff changes and consulting fees related to an expansion in development and operating activities. For the nine months ended September 30, 2011, G&A expenses increased to $15.2 million ($3.82 per boe) from $11.2 million ($3.11 per boe) incurred for the comparable nine month period of 2010, for the same reasons.

Equity tax of $8.3 million for the nine months ended September 30, 2011 represents a Colombian tax of 6% on the balance sheet equity of the Colombian segment at January 1, 2011. The equity tax is assessed every four years. The tax for the four-year period from 2011 to 2014 is payable in eight semi-annual installments over the four-year period but is expensed in the first quarter of 2011 at the commencement of the four-year period.

The results for the third quarter of 2011 include a foreign exchange gain of $17.5 million, of which $15.3 million is an unrealized non cash foreign exchange gain on the translation of Colombian peso denominated deferred taxes to the U.S. dollar functional currency. Under U.S. GAAP, such deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation results in the recognition of unrealized exchange losses or gains. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $98,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar. For the third quarter of 2010, the foreign exchange loss was $17.3 million, of which $13.1 million was unrealized. For the nine months ended September 30, 2011 the foreign exchange loss of $1.9 million (2010: $34.2 million) included an unrealized loss of $0.6 million (2010: $27.0 million).

Capital Program - Colombia

Capital expenditures during the third quarter of 2011 in Colombia were $40.1 million bringing the total expenditures for the nine months ended September 30, 2011 to $136.6 million, an increase of 99 % from the comparable nine month period in 2010. The following table provides a breakdown of capital expenditures during 2011 and 2010:

Capital Program – Colombia	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of U.S. Dollars)	2011	2010	2011	2010

Drilling and Completion	$26.7	$14.4	$83.5	$39.5
Facilities and Equipment	5.3	6.8	30.3	20.0
G&G	9.3	3.7	19.4	10.9
Other	(1.2)	(2.8)	3.4	(1.9)
	$40.1	$22.1	$136.6	$68.5

The significant elements of our third quarter 2011 Capital Program in Colombia are summarized below:

•	Moqueta Field, Chaza Block (100% working interest and Operator)

The Moqueta-6ST1 delineation well was drilled and a testing program has been initiated to confirm the nature of the fluids and reservoir productivity of the sandstones, with results expected in approximately one month. Flowline construction was completed during July 2011 to transfer production from the Moqueta field to our Costayaco – 7 facilities. A parallel four inch gas line was completed that will be used to transport gas from Costayaco to Moqueta for anticipated gas injection for pressure support.

•	Costayaco Field, Chaza Block (100% working interest and Operator)

The Costayaco-14 development well was drilled as a water injector for pressure support in the Costayaco field.

•	Garibay Block, Llanos Basin (50% working interest and Non-Operated)

The Jilguero-2 appraisal well on the Garibay Block was spud on September 10, 2011. This well is located at the Jilguero oil discovery made by the joint venture between a subsidiary of Gran Tierra and a wholly-owned subsidiary of CEPSA. The Jilguero-2 well reached total measured depth during October 2011.

The Melero-1 exploration well spud on June 22, 2011, and reached total measured depth at 9,748 feet on July 16, 2011. Four drill stem tests were run and average gross production of 922 barrels of oil per day of 16.8 degrees API gravity was obtained. This well is currently suspended for long-term testing expected to begin in January 2012.

•	Brillante, Sierra Nevada Block (100% working interest and Operator)

A 275 square kilometer 3D seismic program was acquired in the third quarter of 2011 and is being used to map the field and additional exploration prospects nearby. Approximately 222 square kilometers of data was acquired in the Sierra Nevada license and 53 square kilometers was in the Magdalena license.

Outlook – Colombia

The 2011 capital program in Colombia is $233 million with $150 million allocated to drilling and acquisitions, $48 million to facilities and pipelines and $35 million for G&G expenditures. Acquisition expenditures include $20 million for the recently announced acquisition of an interest in the Llanos 22 block in Colombia.

 Our planned work program for the fourth quarter of 2011 includes includes the following:

Exploration Activities:

•
The Rumiyaco-1 oil exploration well in the Rumiyaco Block in the Putumayo Basin began drilling on October 9, 2011. The well is expected to reach total measured depth of approximately 10,700 feet in December 2011.

•	The Pacayaco-1 ST1 oil exploration well on the Chaza block of the Putumayo basin is expected to spud in December, 2011.

•	The Ramiriqui-1 oil exploration well in the Llanos-22 block operated by CEPSA (GTE 45% working interest) is currently drilling ahead and is expected to reach total depth in December 2011.

•	The Turpial-1 oil exploration well in the Turpial Block in the Middle Magdelena Basin has been deferred to 2012.

•	La Vega Este-1 oil exploration well in the Azar Block has been deferred to 2012.

Development and Delineation Activities:

•
The Brillante SE-2x well began drilling on October 20, 2011, with the intent to define adequate reserves to justify the construction of a gas pipeline and commit to long term gas sales contracts. The well is expected to reach total measured depth of approximately 6,000 feet in November 2011. A second delineation well may be drilled in late 2011 or early 2012.

Seismic

•	New 3D seismic acquisition is expected to start in the fourth quarter to assist in refining the mapping of the Moqueta field and planning further delineation and development drilling.

REVIEW OF OPERATIONS IN ARGENTINA

	Three Months Ended September 30,			Nine Months Ended September 30,
Segmented Results of Operations - Argentina	2011	2010	% Change	2011	2010	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$15,188	$3,379	350	$33,038	$9,992	231
Interest	(22)	-	-	6	19	(68)
	15,166	3,379	349	33,044	10,011	230

Operating expenses	7,946	2,266	251	18,921	6,408	195
DD&A expense	6,508	1,208	439	13,161	7,699	71
G&A expenses	2,389	353	577	6,086	1,958	211
Foreign exchange (gain) loss	(54)	(43)	(26)	28	104	(73)
	16,789	3,784	344	38,196	16,169	136
Segment loss before income taxes	$(1,623)	$(405)	301	$(5,152)	$(6,158)	(16)

Production, Net of Royalties

Oil and NGL's ("bbl") (1) (2)	227,157	66,807	240	527,507	208,327	153
Natural gas ("mcf") (2)	443,202	-	-	758,784	-	-
Total production ("boe") (2) (3)	301,024	66,807	351	653,971	208,327	214

Average Prices

Oil and NGL's ("per bbl")	$60.29	$50.58	19	$58.00	$47.96	21
Natural gas ("mcf") (1)	$3.37	$-	-	$3.22	$0.09	-

Segmented Results of Operations ("per boe")

Oil and natural gas sales	$50.46	$50.58	-	$50.52	$47.96	5
Interest	(0.07)	-	-	0.01	0.09	(89)
	50.39	50.58	-	50.53	48.05	5

Operating expenses	26.40	33.92	(22)	28.93	30.76	(6)
DD&A expense	21.62	18.08	20	20.12	36.96	(46)
G&A expenses	7.94	5.28	50	9.31	9.40	(1)
Foreign exchange loss (gain)	(0.18)	(0.64)	72	0.04	0.50	(92)
	55.78	56.64	(2)	58.40	77.61	(25)

Segment loss before income taxes	$(5.39)	$(6.06)	(11)	$(7.87)	$(29.57)	(73)

(1)	Production represents production volumes adjusted for inventory changes.
(2)	Natural gas liquids (“NGL”) volumes are converted to boe on a one-to-one basis with oil.
(3)
Gas volumes are converted to boe equivalent at the rate of six thousand cubic feet (“mcf”) of gas per barrel of oil, based upon the approximate relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices.

Segmented Results of Operations – Argentina

For the three and nine months ended September 30, 2011, loss before income taxes in Argentina amounted to $1.6 million and $5.2 million respectively, compared with $0.4 million and $6.2 million in the comparative periods in 2010. Increased oil and natural gas sales were more than offset by increased operating, DD&A and G&A expenses and an increase in the foreign exchange loss. Results of the Argentina segment were significantly affected by the inclusion of Petrolifera’s results since the Acquisition Date. The impact of Petrolifera on the financial and operational results of the Argentina segment is discussed below.

Crude oil and NGL production increased 240% to 227,157 barrels for the third quarter of 2011 compared with 66,807 barrels for the third quarter of 2010. For the nine months ended September 30, 2011, production increased by 153% to 527,507 barrels compared with 208,327 barrels in the comparable nine month period in 2010. The increase resulted from the inclusion of Petrolifera production of 160,177 barrels for the third quarter of 2011 and 332,879 barrels for the nine months ended September 30, 2011.

Natural gas sales relate solely to Petrolifera’s properties. Natural gas sales amounted to 443 million cubic feet in the third quarter of 2011 and 759 million cubic feet for the nine months ended September 30, 2011.

Overall, total production of oil and gas from the Argentina segment increased by 351% to 301,024 boe for the third quarter of 2011 and by 214% to 653,971 boe for the nine months ended September 30, 2011.

Due to the Argentinean regulatory regime, the average oil price we received for production from our blocks during the third quarter of 2011 was approximately $60.29 per barrel. Currently most oil and gas producers in Argentina are operating without sales contracts for periods longer than several months. We are continuing deliveries to refineries and are negotiating a price for those deliveries on a regular and short term basis.

Average regulated crude oil prices increased by 19% for the third quarter of 2011 compared with the third quarter of 2010. Increased prices together with higher production levels due to the inclusion of Petrolifera’s oil and gas production, resulted in revenue and other income increasing by 349% to $15.2 million in the third quarter of 2011 compared with the third quarter of 2010. For the nine months ended September 30, 2011, a 21% increase in average crude oil prices together with increased crude oil production and the recording of natural gas sales from Petrolifera’s properties, resulted in an increase in revenue and other income of 230% to $33.0 million compared with the comparable nine month period in 2010.

Operating expenses for the third quarter of 2011, amounted to $7.9 million, or $26.40 per boe, compared with $2.3 million, or $33.92 per boe, incurred in the third quarter of 2010. The increase in operating expenses was due to the inclusion of Petrolifera’s operating expenses of $5.5 million in the third quarter of 2011. The reduction in operating expenses on a boe basis was due to lower per boe transportation costs on Petrolifera’s properties. Operating expenses for the nine months ended September 30, 2011 increased to $18.9 million compared with $6.4 million for the comparable nine month period in 2010. Petrolifera’s operating expenses in the period since the Acquisition Date were $10.6 million. On a per boe basis, operating expenses decreased to $28.93 per boe in the nine months ended September 30, 2011 from $30.76 per boe for the nine month period ended September 30, 2010. The decrease in operating expense per boe was due to the same factors as the third quarter.

DD&A expense for the third quarter of 2011 was $6.5 million compared with $1.2 million in the third quarter of 2010. The increase is primarily due to the inclusion of DD&A expense for Petrolifera ($4.5 million). On a boe basis DD&A expense increased to $21.62 from $18.08 due to an increase in the depletable base cost pools, partially offset by increased reserves.

For the nine months ended September 30, 2011, DD&A expense was $13.2 million compared with $7.7 million in the comparable nine months of 2010. DD&A expense for the nine month period in 2011 included $9.3 million from Petrolifera’s properties. In 2010, DD&A expense included a $3.7 million impairment loss. DD&A expense per boe for the nine months ended September 30, 2011 is $20.12, significantly lower than DD&A expense in the nine months ended September 30, 2010 of $36.96 due to the inclusion of an impairment loss of $17.76 per boe in 2010.

G&A expenses for the three and nine months ended September 30, 2011 increased from the comparable periods in 2010 due to the inclusion of Petrolifera’s G&A for the period after acquisition ($1.2 million for the three months ended September 30, 2011 and $2.7 million for the period since acquisition, including interest expense on bank debt of $0.8 million for the three month period ended September 30, 2011 and $1.6 million for the period since acquisition) and increased headcount as a result of expanded operations.

Capital Program - Argentina

Capital expenditures in Argentina amounted to $7.1 million during the third quarter of 2011 bringing the total expenditures for the nine months ended September 30, 2011 to $25.9 million.  Capital expenditures in the nine months ended September 30, 2011 included drilling expenditures of $22.9 million, facilities expenses of $3.4 million, G&G expenses of $2.1 million and other expenditures of $2.0 million. These expenditures were partially offset by proceeds of $3.3 million from the farm out of a property and $1.2 million from the sale of a blow-out preventer.

Capital expenditures in Argentina for the third quarter of 2010, were $12.3 million ($16.8 million for the nine months ended September 30, 2010). The 2010 Program mainly related to facility construction, the acquisition of seismic data and drilling preparations for a gas well in the Valle Morado block.

The significant elements of our third quarter 2011 Capital Program in Argentina are summarized below:

•	Puesto Morales / Puesto Morales Este Blocks, Neuquen Basin (100% working interest and operator)

We completed our workover program on 16 wells and, based on successful results, we added two additional workovers in the fourth quarter of 2011.G&G studies are ongoing to optimize the location of four planned development wells expected to be drilled in the fourth quarter of 2011.

•	Palmar Largo, Noroeste Basin (14% working interest and non-operated)

A development well was completed and workovers continued during the third quarter.

•	Surubi, Noroeste Basin (85% working interest and operator)

Site preparation work for the Proa 2 well continued during the quarter.

Outlook – Argentina

The 2011 capital program in Argentina is $42 million with $33 million allocated to drilling, $4 million to facilities and pipelines, and $5 million to G&G expenditures.

Our planned work program for the fourth quarter of 2011 includes two development wells in each of Puesto Morales and Puesto Morales Este, one development well in Surubi, one development well in Rinconada Sur, three gross wells in Rinconada Norte, workovers in Puesto Morales, facility construction, and geophysical work.

REVIEW OF OPERATIONS IN PERU

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Segmented Results of Operations - Peru
(Thousands of U.S. Dollars)
Interest	$6	$-	-	$140	$-	-

Operating expenses	$80	$45	82	$252	$140	80
DD&A expense	7,375	16	-	40,838	27	-
G&A expenses	946	516	83	2,511	893	181
Foreign exchange loss (gain)	37	14	164	(33)	22	(250)
	8,438	591	-	43,568	1,082	-

Segment loss before income taxes	$(8,432)	$(591)	-	$(43,428)	$(1,082)	-

Segmented Results of Operations – Peru

Due to the significance of losses before income taxes, Peru became a reportable segment in 2011. The comparative amounts for 2010 were disaggregated from the “All Other” category for presentation purposes.

DD&A expense for the third quarter of 2011 relates to drilling and seismic costs on Block 128. During the quarter, we decided to relinquish our interest in Block 128 and as a result costs associated with this block were written off during the quarter. DD&A expense for the nine months ended September 30, 2011 includes an impairment loss of $40.8 million in our Peru cost center. This impairment loss relates to Peru cost center drilling and seismic costs from dry wells for two blocks, including Block 128.

The increase in G&A expense for the three and nine months ended September 30, 2011 was due to higher salaries and stock based compensation due to expanded operations.

Capital Program – Peru

Capital expenditures in Peru during the third quarter of 2011 were $4.1 million bringing the total expenditures for the nine months ended September 30, 2011 to $29.7 million. Capital expenditures in the third quarter of 2011 included $2.5 million of seismic and environmental costs in Blocks 122, 128, 123, 124 and 129 and environmental monitoring expenses in Block 95.

Capital expenditures in the nine months ended September 30, 2011 included the acquisition of working interests in Blocks 123, 124 and 129, G&G expenditures on these blocks, the drilling of Kanatari -1 on Block 128 and environmental costs in Block 95.

Capital expenditures during the third quarter of 2010 were $7.1 million ($9.2 million for the nine months ended September 30, 2010), mainly related to the acquisition of seismic data and commencement of drilling of Kanatari -1 on Block 128.

Outlook - Peru

The 2011 capital program in Peru is $43 million with $18 million allocated to drilling, $1 million to facilities and pipelines and $24 million to G&G expenditures.

Our planned work program for the fourth quarter of 2011 includes:

•	Blocks 123, 124 and 129, Marañon Basin

Additional infill 2D seismic data is planned to be acquired in late 2011 in Blocks 123 and 129. Documentation for the relinquishment of Block 124 has also been submitted to regulatory authorities for approval.

•	Block 95, Marañon Basin

A drilling location has been identified for the first exploration well on Block 95, with civil construction initiated in the third quarter of 2011. Drilling is expected to be undertaken in 2012, pending regulatory approvals.

•	Block 107 and 133, Marañon Basin

Permitting for drilling on Block 107 is advancing, with drilling expected to begin in the second half of 2012. G&G studies are ongoing on the adjacent Block 133 in preparation for seismic acquisition in 2012.

REVIEW OF CORPORATE ACTIVITIES AND OPERATIONS IN BRAZIL

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Results of Operations - Corporate and Brazil
(Thousands of U.S. Dollars)
Oil and natural gas sales	$2,161	$-	-	$2,494	$-	-
Interest	95	158	(40)	367	495	(26)
	2,256	158	1,328	2,861	495	478

Operating expenses	479	-	-	545	-	-
DD&A expense	1,053	114	824	1,615	269	500
G&A expenses	6,555	5,717	15	22,601	13,807	64
Financial instruments gain	-	-	-	(1,522)	(44)	-
Gain on acquisition	-	-	-	(21,699)	-	-
Foreign exchange loss (gain)	1,558	(981)	259	1,831	(606)	402
	9,645	4,850	99	3,371	13,426	(75)

Loss before income taxes	$(7,389)	$(4,692)	57	$(510)	$(12,931)	(96)

Results of Operations – Corporate Activities and Operations in Brazil

Corporate activities include costs associated with our headquarters in Calgary, Alberta, Canada, and expenses related to technical reviews, business development and compliance and reporting under securities regulations.

Oil and natural gas sales represent sales from Block 155 in the onshore Recôncavo Basin of Brazil. We began earning revenue from this block on June 15, 2011, the date regulatory approval was received for the purchase of a 70% participating interest in that block.

DD&A expense for the nine months ending September 30, 2011 primarily relates to production from Block 155 in Brazil.

The increase in G&A expenses for the three and nine months ended September 30, 2011 relates to increased salary and stock based compensation expense and increased consulting charges due to expanded operations in all countries and $1.2 million related to the acquisition of Petrolifera.

Financial instruments gain primarily represents the fair value of warrants issued in connection with the acquisition of Petrolifera. These warrants expired unexercised during August 2011.

The gain on acquisition relates to the acquisition of Petrolifera. The gain reflects the impact on Petrolifera’s pre-acquisition market value of their lack of liquidity and capital resources required to maintain production and reserves and further develop and explore their inventory of prospects.

The foreign exchange loss results from the translation of foreign currency denominated transactions to U.S. dollars.

Capital Program – Corporate and Brazil

Capital expenditures in Corporate and Brazil amounted to $7.3 million during the third quarter of 2011 bringing the total expenditures for the nine months ended September 30, 2011 to $37.0 million.  Capital expenditures in the third quarter of 2011 included seismic and site preparation expenses and the cost of drilling materials for future wells.

Capital expenditures in the nine months ended September 30, 2011 included $28 million for the acquisition of a 70% participating interest in four blocks in the onshore Recôncavo Basin of Brazil. Expenditures in the comparative periods of 2010 of $6.2 million and $7.5 million, respectively, related to leasehold improvements and the purchase of office furniture and equipment for our headquarters in Calgary and Brazil.

Outlook - Brazil

The 2011 capital program in Brazil is $61 million with $53 million allocated to drilling and acquisitions, $3 million to facilities and pipelines and $5 million to G&G expenditures. Acquisition expenditures include $28 million for the June 2011 acquisition of a 70% participating interest in four blocks in the onshore Recôncavo Basin.

Our planned work program for the fourth quarter of 2011 includes:

•	Statoil commenced drilling operations on October 1, 2011 on the 1-STAT-7-BAS exploration well. The well is located in the deep water portion of the Camamu Basin at a water depth of 6,250 feet.

•
Drilling of the 1-GTE-01-BA oil exploration well began on October 7, 2011 and is drilling ahead. The well is located in Block REC-T-142 in the onshore Recôncavo Basin and is expected to reach a total measured depth of approximately 6,070 feet. Upon completion of the well and subsequent evaluation to determine if adequate reservoir is present, a drilling rig is planned to return late in 2011 to drill a horizontal sidetrack from the pilot hole at the optimum depth to test the productivity of the sandstone reservoir target.  This will be the first of three horizontal wells we plan to drill in late 2011 and continuing into the first quarter of 2012.

•
Drilling of the 1-GTE-2-BA oil exploration well is expected to begin in early November, 2011.  This well is expected to reach a total measured depth of approximately 6,410 feet and take approximately 30 days to drill.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had cash and cash equivalents of $226.4 million compared with $355.4 million at December 31, 2010. We believe that our cash position and cash generated from operations will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for at least the next 12 months. In accordance with our investment policy, cash balances are invested only in high quality bank paper at overnight or short term rates, and in United States or Canadian government backed federal, provincial or state securities with the highest credit ratings and short term liquidity.

Effective July 30, 2010, we established a credit facility with BNP Paribas for a three year term which may be extended or amended by agreement between the parties.  This reserve based facility has a maximum borrowing base of up to $100 million and is supported by the present value of our Colombian petroleum reserves. The initial committed borrowing base is $20 million.  Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus 3.5%. In addition, a stand-by fee of 1.50% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses.  Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. As at September 30, 2011, we had not drawn down any amounts under this facility.

As part of the acquisition of Petrolifera, we assumed a reserve backed credit facility with outstanding balance as at the Acquisition Date of $31.3 million. The outstanding balance was repaid when the Argentine restriction preventing its repayment expired on August 5, 2011. The credit facility bore interest at LIBOR plus 8.25% and was partially secured by the pledge of the shares of Petrolifera's subsidiaries.

Cash Flows

During the nine months ended September 30, 2011, our cash and cash equivalents decreased by $129.1 million as net cash provided by operating activities was more than offset by capital expenditures.

Net cash provided by operating activities was positively affected by increasing productions levels and improved crude oil prices. These positive contributions were partially offset by increased operating and G&A expenses to support the expanded operations and a significant increase in accounts receivable which was mainly attributable to the timing of payments from Ecopetrol.

Cash outflows from investing activities included capital expenditures of $248.8 million, partially offset by proceeds on sale of asset backed commercial paper of $22.7 million and $7.7 million cash acquired through the Petrolifera acquisition.

Financing activities included the repayment of $54.1 million of debt acquired through the Petrolifera acquisition, partially offset by $2.6 million related to proceeds from issuance of common shares.

During the nine months ended September 30, 2010, our cash and cash equivalents increased by $37.6 million as cash inflows from operations of $101.4 million and proceeds from issuance of common shares of $22.9 million more than offset cash outflows for capital expenditures of $89.0 million. Net cash provided by operating activities was positively affected by the increases in crude oil production and prices, offset by higher receivables related to oil sales.

OFF-BALANCE SHEET ARRANGEMENTS

As at September 30, 2011, we had no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

We hold four categories of operating leases, namely compressor, office, vehicle and equipment and housing. Future lease payments and other contractual obligations at September 30, 2011 are as follows:

	As at September 30, 2011
	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Operating leases	$9,436	$5,612	$3,239	$585	$-
Software and telecommunication	2,017	1,221	754	42	-
Drilling, completion, facility construction and oil transportation services	112,546	80,766	30,153	1,627	-
Consulting	518	518	-	-	-
Total	$124,517	$88,117	$34,146	$2,254	$-

Contractual commitments have increased $45.8 million from December 31, 2010 mainly as a result of compressor and other operating equipment leases assumed upon the acquisition of Petrolifera as previously discussed.

RELATED PARTY TRANSACTIONS

On January 12, 2011, we entered into an agreement to sublease office space to a company of which our President and Chief Executive Officer serves as an independent director. The term of the sublease runs from February 1, 2011 to January 30, 2013 and, at $4,300 per month plus approximately $5,700 for operating and other expenses, the terms are consistent with market conditions in the Calgary, Alberta, Canada real estate market.

On August 3, 2010, we entered into a contract related to the Peru drilling program with a company of which one of our directors is a shareholder and director. For the nine months ended September 30, 2011, $2.2 million was capitalized and at September 30, 2011, $0.1 million was included in accounts payable related to this contract, the terms of which are consistent with market conditions.

On February 1, 2009, we entered into a sublease for office space with a company, of which one of our directors is a shareholder and director. The term of the sublease runs from February 1, 2009 to August 31, 2011 and the sublease payment is $8,551 per month plus approximately $4,500 for operating and other expenses. The terms of the sublease were consistent with market conditions in the Calgary, Alberta, Canada real estate market.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding our critical accounting policies and estimates, see our 2010 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk relates to oil prices. Most of our revenues are from oil sales at prices which are defined by contract relative to WTI and adjusted for transportation and quality for each month. In Argentina, a further discount factor which is related to a tax on oil exports establishes a common pricing mechanism for all oil produced in the country, regardless of its destination.

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

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. price of West Texas Intermediate oil. In Colombia, we receive 100% of our revenues in U.S. dollars.  The majority of our capital expenditures in Colombia are in U.S. dollars and the majority of local office costs are in local currency. In Argentina, prices for oil are in U.S. dollars and revenues are received in Argentine pesos according to current exchange rates. The majority of capital expenditures within Argentina have been in U.S. dollars with local office costs generally in pesos. The majority of our capital expenditures in Brazil and Peru are in U.S. dollars and the majority of local office costs are in the local currencies. While we operate in South America exclusively, the majority of our acquisition expenditures have been valued and paid in U.S. dollars.

Additionally, foreign exchange gains/losses result from the fluctuation of the U.S. dollar to the Colombian peso due to our deferred tax liability, a monetary liability, which is mainly denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain/loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $98,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

ITEM 4. - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We acquired Petrolifera Petroleum Limited on March 18, 2011 and are currently in the process of integrating it into our existing internal controls and procedures.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011, are set forth below and are unchanged substantively at September 30, 2011, other than those designated by an asterisk “*”.

Risks Related to Our Business

*Our Lack of Diversification Will Increase the Risk of an Investment in Our Common Stock.

Our business focuses on the oil and gas industry in a limited number of properties in Colombia, Argentina, Peru, and Brazil. Most of our production is in one basin in Colombia and two basins in Argentina. As a result, we lack diversification, in terms of both the nature and geographic scope of our business. Accordingly, factors affecting our industry or the regions in which we operate, including the geographic remoteness of our operations and weather conditions, will likely impact us more acutely than if our business was more diversified.

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

As some of our current oil production in Argentina is trucked to a local refinery, sales of oil in the Noroeste basin can be delayed by adverse weather and road conditions, particularly during the months November through February when the area is subject to periods of heavy rain and flooding. While storage facilities are designed to accommodate ordinary disruptions without curtailing production, delayed sales will delay revenues and may adversely impact our working capital position in Argentina. Furthermore, a prolonged disruption in oil deliveries could exceed storage capacities and shut-in production, which could have a negative impact on future production capability.

*Guerrilla Activity in Colombia Could Disrupt or Delay Our Operations, and We Are Concerned About Safeguarding Our Operations and Personnel in Colombia.

Over the years, our profile in Colombia has increased which creates a greater risk for us and our employees to be targeted by guerilla or other criminal groups. Despite significant recent security gains, Colombia remains a country where safety is a significant concern. For over 40 years, the government has been engaged in a civil war with two main Marxist guerrilla groups: the Revolutionary Armed Forces of Colombia (FARC) and the National Liberation Army (ELN). Both of these groups have been designated as terrorist organizations by the United States and the European Union. In recent years, however, the government has successfully dissolved the AUC militia, a paramilitary group that originally sprouted up to combat the FARC and ELN. The dissolved AUC militia members have reorganized in the form of criminal gangs.

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

*Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results.

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

In Brazil, there are a number of potential customers for our oil, and we are working to establish relationships with as many as possible to ensure a stable market for our oil. Currently all of our production in Brazil is sold to Petrobras.

*We Have an Aggressive Business Plan, and if we do not Have the Resources to Execute on our Business Plan, We May Be Required to Curtail Our Operations.

Our capital program for 2011 calls for approximately $379 million to fund our exploration and development, which we intend to fund through existing cash and cash flows from operations.  Funding this program relies in part on oil prices remaining high and other factors to generate sufficient cash flow.  If we are not able to generate the sales which, together with our current cash resources, are sufficient to fund our capital program, we will not be able to efficiently execute our business plan which would cause us to decrease our exploration and development, which could harm our business outlook, investor confidence and our share price.

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

In accordance with our Hydrocarbon Exploration and Exploitation Agreement with ANH for the Chaza Block in Colombia our crude oil production from each Exploitation Area on the Block is subject to the payment of  additional compensation to the ANH over and above the basic sliding scale royalty that applies when cumulative gross production from an Exploitation Area exceeds five million barrels. Production from the Costayaco Exploitation Area on the Chaza Block became subject to this additional compensation in the fourth quarter of 2009 after cumulative production from the Costayaco field exceeded five million barrels.

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

*Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

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

Exchange rates between the Colombian peso and U.S. dollar have varied between 1,648 pesos to one U.S. dollar to 2,632 pesos to one U.S. dollar since September 1, 2005, a fluctuation of approximately 60%. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentine peso and U.S. dollar has varied between 3.05 pesos to one U.S. dollar to 4.35 pesos to the U.S. dollar, a fluctuation of approximately 43%. Production in Brazil is invoiced and paid in Brazilian Real. The exchange rate of the Brazilian Real has varied between 1.56 Real to one U.S. dollar to 2.45 Real to the U.S. dollar since September 1, 2005, a variance of 57%. A foreign exchange loss of $3.8 million, of which $0.6 million was an unrealized non-cash foreign exchange loss, was recorded for the nine months ended September 30, 2011. The opening and closing U.S. dollar exchange rate against the Colombian Peso exchange rate was the same.

*Exchange Controls and New Taxes Could Materially Affect our Ability to Fund Our Operations and Realize Profits from Our Foreign Operations.

Foreign operations may require funding if their cash requirements exceed operating cash flow. To the extent that funding is required, there may be exchange controls limiting such funding or adverse tax consequences associated with such funding. In addition, taxes and exchange controls may affect the dividends that we receive from foreign subsidiaries.

Exchange controls may prevent us from transferring funds abroad. For example, the Argentine government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentine Central Bank. The Central Bank may require prior authorization and may or may not grant such authorization for our Argentine subsidiaries to make dividend payments to us and there may be a tax imposed with respect to the expatriation of the proceeds from our foreign subsidiaries. The Brazilian government has similar regulations in place regarding foreign exchange controls.

Competition in Obtaining Rights to Explore and Develop Oil and Gas Reserves and to Market Our Production May Impair Our Business.

The oil and gas industry is highly competitive. Other oil and gas companies will compete with us by bidding for exploration and production licenses and other properties and services we will need to operate our business in the countries in which we expect to operate. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies, which, in particular, may have access to greater resources than us, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. In the event that we do not succeed in negotiating additional property acquisitions, our future prospects will likely be substantially limited, and our financial condition and results of operations may deteriorate.

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

A presidential election was held in Argentina during October 2011 and a newly resulting political regime may adopt new policies, laws and regulations that are more hostile towards foreign investment which may result in the imposition of additional taxes, the adoption of regulation that limits price increases, termination of contract rights, or the expropriation of foreign-owned assets.

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

The United States Government May Impose Economic or Trade Sanctions on Colombia That Could Result In A Significant Loss To Us.

Colombia is among several nations whose eligibility to receive foreign aid from the United States is dependent on its progress in stemming the production and transit of illegal drugs, which is subject to an annual review by the President of the United States. Although Colombia is currently eligible for such aid, Colombia may not remain eligible in the future. A finding by the President that Colombia has failed demonstrably to meet its obligations under international counternarcotics agreements may result in any of the following:

●	all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended;

●	the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia;

●	United States representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and

●	the President of the United States and Congress would retain the right to apply future trade sanctions.

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

*We May Not Be Able To Effectively Manage Our Growth, Which May Harm Our Profitability.

Our strategy envisions continually expanding our business, both organically and through acquisition of other properties and companies. If we fail to effectively manage our growth or integrate successfully our acquisitions, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. In particular, on March 18, 2011, we acquired Petrolifera (through a plan of arrangement), a company with substantial assets featuring both high working interest and operatorship in three of the four South American countries in which we operate.   For the acquisition to be successful, we must be successful at retaining key employees, integrating Petrolifera’s operations and developing Petrolifera’s reserves.  Such integration efforts place a significant burden on our management and internal resources. The diversion of management attention and any difficulties encountered in the integration process could harm our business, financial condition and results of operations. In addition, we must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new or acquired employees. We may not be able to:

●	expand our systems effectively or efficiently or in a timely manner;

●	allocate our human resources optimally;

●	identify and hire qualified employees or retain valued employees; or

●	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

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

*If Oil and Natural Gas Prices Decrease, We May be Required to Take Write-Downs of the Carrying Value of Our Oil and Natural Gas Properties.

We follow the full cost method of accounting for our oil and gas properties. A separate cost center is maintained for expenditures applicable to each country in which we conduct exploration and/or production activities. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price during the 12 months period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the month price for each month within such period for that oil and natural gas. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. Under full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings. In 2010, we recorded a ceiling test impairment loss of $23.6 million in our Argentina cost center. In counties where we do not have proved reserves, dry wells drilled in a period would directly result in a ceiling test impairment for that period. In the nine months ended September 30, 2011, we recorded a ceiling test impairment loss of $40.8 million in our Peru cost center related to our exploration projects.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI per barrel was $66 in 2006, $72 in 2007, $100 in 2008, $62 in 2009, $79 in 2010 and $95 for the nine months ended September 30, 2011 demonstrating the inherent volatility in the market. Given the current economic environment and unstable conditions in the Middle East, Libya and the United States, the oil price environment is increasingly unpredictable and unstable. We expect that prices will fluctuate in the future.

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

In addition, oil and natural gas prices in Argentina are effectively regulated and during 2009, 2010 and 2011 were substantially lower than those received in North America. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, the purchaser of most of the oil that we produce in Colombia, may cause realized prices to be lower than those received in North America. Oil prices in Brazil are defined by contract with the refinery and may be different to those received in North America.

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

GRAN TIERRA ENERGY INC.

Date: November 8, 2011	/s/ Dana Coffield
By: Dana Coffield
Its: Chief Executive Officer

Date: November 8, 2011	/s/ Martin Eden
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

4.5	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 14, 2008 (SEC File No. 001-34018).

4.6	Supplemental Warrant Indenture, dated as of March 18, 2011, among Gran Tierra Energy Inc., Petrolifera Petroleum Limited, and Computershare Trust Company of Canada.	Incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (SEC File No. 001-34018), filed with the SEC on May 10, 2011.

10.1	Amended and Restated 2007 Equity Incentive Plan	Filed herewith.

10.2	Executive Employment Agreement dated July 30, 2009 between Gran Tierra Energy Inc. and Duncan Nightingale	Filed herewith

10.3	Expatriate Assignment Agreement to Gran Tierra Colombia Ltd., dated December 7, 2010 between Gran Tierra Energy Inc. and Duncan Nightingale	Filed herewith.

10.4	Employment Contract dated January 31, 2011 between Gran Tierra Colombia Ltd. and Duncan Nightingale	Filed herewith

10.5	Amendment to Expatriate Assignment Agreement, dated October 13, 2011 between Gran Tierra Energy Inc. and Duncan Nightingale	Filed herewith.

10.6	Contract, dated July 27, 2011, between Gran Tierra Colombia Ltd. and Ecopetrol S.A., for the Purchase and Sale of Crude Oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (SEC File No. 001-34018), filed with the SEC on August 9, 2011.

10.7	Contract, dated July 27, 2011, between Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A., for the Purchase and Sale of Crude Oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (SEC File No. 001-34018), filed with the SEC on August 9, 2011.

31.1	Certification of Principal Executive Officer	Filed herewith.

31.2	Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.

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