Form 10-Q
period 2012-09-30
GRAN TIERRA ENERGY INC.
filed 2012-11-07
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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
(403) 265-3221
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES   ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

On November 2, 2012, the following numbers of shares of the registrant’s capital stock were outstanding: 268,213,818 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value, representing 6,223,810 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing 7,267,805 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Nine Months Ended September 30, 2012

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

Wells drilled are classified as exploration, development, injector or stratigraphic. An exploration well is a well drilled in search of a previously undiscovered hydrocarbon-bearing reservoir. A development well is a well drilled to develop a hydrocarbon-bearing reservoir that is already discovered. Exploration and development wells are tested during and after the drilling process to determine if they have oil or natural gas that can be produced economically in commercial quantities. If they do, the well will be completed for production, which could involve a variety of equipment, the specifics of which depend on a number of technical geological and engineering considerations. If there is no oil or natural gas (a “dry” well), or there is oil and natural gas but the quantities are too small and/or too difficult to produce, the well will be abandoned. Abandonment is a completion operation that involves closing or “plugging” the well and remediating the drilling site. An injector well is a development well that will be used to inject fluid into a reservoir to increase production from other wells. A stratigraphic well is a drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. These wells customarily are drilled without the intent of being completed for hydrocarbon production. The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic tests are classified as “exploratory type” if drilled in an unknown area or “development type” if drilled in a known area.

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

iii.
Where direct observation from well penetrations has defined a highest known oil ("HKO") elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

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

vi.
Pursuant to paragraph (a)(22)(iii) of section 210.4-10(a) of Regulations S-X, where direct observation has defined a HKO elevation and the potential exists for an associated gas cap, proved oil reserves should be assigned in the structurally higher portions of the reservoir above the HKO only if the higher contact can be established with reasonable certainty through reliable technology. Portions of the reservoir that do not meet this reasonable certainty criterion may be assigned as probable and possible oil or gas based on reservoir fluid properties and pressure gradient interpretations.

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

PART 1

Item 1 - Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE AND OTHER INCOME
Oil and natural gas sales	$168,616	$150,824	$438,406	$434,784
Interest income	317	209	1,628	888
	168,933	151,033	440,034	435,672
EXPENSES
Operating	36,295	21,727	88,115	61,283
Depletion, depreciation, accretion and impairment (Note 5)	45,044	49,852	137,982	160,174
General and administrative	12,896	16,316	46,394	46,364
Equity tax (Note 8)	—	—	—	8,271
Financial instruments gain (Note 3)	—	—	—	(1,522)
Gain on acquisition (Note 3)	—	—	—	(21,699)
Foreign exchange (gain) loss	(1,315)	(15,921)	27,867	3,773
	92,920	71,974	300,358	256,644

INCOME BEFORE INCOME TAXES	76,013	79,059	139,676	179,028
Income tax expense (Note 8)	(31,408)	(29,974)	(82,280)	(84,663)
NET INCOME AND COMPREHENSIVE INCOME	44,605	49,085	57,396	94,365
RETAINED EARNINGS, BEGINNING OF PERIOD	197,805	103,377	185,014	58,097
RETAINED EARNINGS, END OF PERIOD	$242,410	$152,462	$242,410	$152,462

NET INCOME PER SHARE — BASIC	$0.16	$0.18	$0.20	$0.35
NET INCOME PER SHARE — DILUTED	$0.16	$0.17	$0.20	$0.34
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	281,695,212	277,608,572	280,387,484	272,006,775
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	284,605,162	284,026,236	283,968,384	279,485,895

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$127,591	$351,685
Restricted cash	2,734	1,655
Accounts receivable	171,935	69,362
Inventory (Note 5)	21,599	7,116
Taxes receivable	20,431	21,485
Prepaids	2,510	3,597
Deferred tax assets (Note 8)	3,499	3,029
Total Current Assets	350,299	457,929

Oil and Gas Properties (using the full cost method of accounting)
Proved	680,789	618,982
Unproved	428,827	417,868
Total Oil and Gas Properties	1,109,616	1,036,850
Other capital assets	9,274	7,992
Total Property, Plant and Equipment (Note 5)	1,118,890	1,044,842

Other Long-Term Assets
Restricted cash	33,852	13,227
Deferred tax assets (Note 8)	9,307	4,747
Taxes receivable	1,547	—
Other long-term assets	6,553	3,454
Goodwill	102,581	102,581
Total Other Long-Term Assets	153,840	124,009
Total Assets	$1,623,029	$1,626,780
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$55,551	$82,189
Accrued liabilities	67,186	66,832
Taxes payable	35,602	95,482
Asset retirement obligation (Note 7)	41	326
Total Current Liabilities	158,380	244,829

Long-Term Liabilities
Deferred tax liabilities (Note 8)	197,619	186,799
Equity tax payable (Note 8)	3,498	6,484
Asset retirement obligation (Note 7)	15,353	12,343
Other long-term liabilities	1,946	2,007
Total Long-Term Liabilities	218,416	207,633

Commitments and Contingencies (Note 9)
Subsequent Event (Note 13)
Shareholders’ Equity
Common shares (Note 6) (268,178,818 and 262,304,249 common shares and 13,526,615 and 16,323,819 exchangeable shares, par value $0.001 per share, issued and outstanding as at September 30, 2012 and December 31, 2011, respectively)	7,986	7,510
Additional paid in capital	995,837	980,014
Warrants (Note 6)	—	1,780
Retained earnings	242,410	185,014
Total Shareholders’ Equity	1,246,233	1,174,318
Total Liabilities and Shareholders’ Equity	$1,623,029	$1,626,780

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$57,396	$94,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, accretion and impairment	137,982	160,174
Deferred taxes (Note 8)	(8,855)	(14,727)
Stock-based compensation (Note 6)	9,854	9,383
Unrealized gain on financial instruments (Note 3)	—	(1,354)
Unrealized foreign exchange loss (gain)	14,072	(625)
Settlement of asset retirement obligation (Note 7)	(404)	(309)
Equity tax	(3,534)	2,741
Gain on acquisition (Note 3)	—	(21,699)
Net change in assets and liabilities from operating activities
Accounts receivable and other long-term assets	(96,656)	(90,014)
Inventory	(9,769)	4
Prepaids	1,087	224
Accounts payable and accrued and other liabilities	(25,960)	(7,224)
Taxes receivable and payable	(59,281)	9,658
Net cash provided by operating activities	15,932	140,597

Investing Activities
(Increase) decrease in restricted cash	(21,704)	260
Additions to property, plant and equipment	(222,119)	(252,073)
Proceeds from disposition of oil and gas property (Note 5)	—	3,253
Cash acquired on acquisition (Note 3)	—	7,747
Proceeds on sale of asset-backed commercial paper (Note 3)	—	22,679
Net cash used in investing activities	(243,823)	(218,134)

Financing Activities
Settlement of bank debt (Note 3)	—	(54,103)
Proceeds from issuance of common shares	3,797	2,582
Net cash provided by (used in) financing activities	3,797	(51,521)

Net decrease in cash and cash equivalents	(224,094)	(129,058)
Cash and cash equivalents, beginning of period	351,685	355,428
Cash and cash equivalents, end of period	$127,591	$226,370

Cash	$99,442	$84,146
Term deposits	28,149	142,224
Cash and cash equivalents, end of period	$127,591	$226,370

Supplemental cash flow disclosures:
Cash paid for interest	$—	$1,604
Cash paid for income taxes	$140,069	$64,310

Non-cash investing activities:
Non-cash working capital related to property, plant and equipment, end of period	$33,961	$26,423

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
Share Capital
Balance, beginning of period	$7,510	$4,797
Issue of common shares	476	2,713
Balance, end of period	7,986	7,510

Additional Paid in Capital
Balance, beginning of period	980,014	821,781
Issue of common shares	2,902	142,109
Exercise of warrants (Note 6)	1,590	411
Expiry of warrants (Note 6)	190	—
Exercise of stock options (Note 6)	419	1,990
Stock-based compensation (Note 6)	10,722	13,723
Balance, end of period	995,837	980,014

Warrants
Balance, beginning of period	1,780	2,191
Exercise of warrants (Note 6)	(1,590)	(411)
Expiry of warrants (Note 6)	(190)	—
Balance, end of period	—	1,780

Retained Earnings
Balance, beginning of period	185,014	58,097
Net income	57,396	126,917
Balance, end of period	242,410	185,014

Total Shareholders’ Equity	$1,246,233	$1,174,318

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

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2011, included in the Company’s 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2012.

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

3. Business Combination

On March 18, 2011 (the “Acquisition Date”), Gran Tierra completed its acquisition of all the issued and outstanding common shares and warrants of Petrolifera Petroleum Limited (“Petrolifera”), a Canadian corporation, pursuant to the terms and conditions of an arrangement agreement dated January 17, 2011 (the “Arrangement”). Petrolifera is a Calgary based oil, natural gas and natural gas liquids exploration, development and production company active in Argentina, Colombia and Peru. The transaction contemplated by the Arrangement was effected through a court approved plan of arrangement in Canada. The Arrangement was approved at a special meeting of Petrolifera shareholders on March 17, 2011, and by the Court of Queen's Bench of Alberta on March 18, 2011.

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

The Replacement Warrants met the definition of a derivative and, due to the fact that the exercise price of the Replacement Warrants was denominated in Canadian dollars, which is different from Gran Tierra’s functional currency, the Replacement Warrants were not considered indexed to Gran Tierra’s common shares and the Replacement Warrants could not be classified within equity. Therefore, the Replacement Warrants were classified as a current liability on Gran Tierra’s condensed consolidated balance sheet. Furthermore, these derivative instruments did not qualify as fair value hedges or cash flow hedges, and accordingly, changes in their fair value were recognized as income or expense in the condensed consolidated statement of operations with a corresponding adjustment to the fair value of derivative instruments recognized on the balance sheet. The financial instruments gain for the nine months ended September 30, 2011 included a $1.3 million gain arising from the fair value of the expired Replacement Warrants.

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
$143,044

As shown above, the fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. Consequently, Gran Tierra reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, Gran Tierra recognized a gain of $21.7 million, which was reported as “Gain on acquisition” in the condensed consolidated statement of operations. The gain reflected the impact on Petrolifera’s pre-acquisition market value of a lack of liquidity and capital resources required to maintain current production and reserves and further develop and explore their inventory of prospects.

As part of the assets acquired and included in the net working capital in the allocation of the consideration transferred, the Company assigned $22.5 million in fair value to investments in notes that Petrolifera received in exchange for asset-backed commercial paper (“ABCP”) with a face value of $31.3 million. On March 28, 2011, these notes were sold to an unrelated party for proceeds of $22.7 million after the associated line of credit was settled. When combined with the gain arising on expiry of the Replacement Warrants, the financial instruments gain for the nine months ended September 30, 2011 was $1.5 million.

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

Gran Tierra also assumed a reserve-backed credit facility upon the Petrolifera acquisition with an outstanding balance of $31.3 million. The amount outstanding under this credit facility was included as part of net working capital in the allocation of consideration transferred. The credit facility bore interest at LIBOR plus 8.25% and was partially secured by the pledge of the shares of Petrolifera’s subsidiaries. The outstanding balance was repaid when the Argentine restriction preventing its repayment expired on August 5, 2011, resulting in a total debt repayment of $54.1 million, when combined with the repayment of the CDN$22.5 million ABCP line of credit. Interest expense on the credit facility for the 140-day period from the Acquisition Date to August 5, 2011, was $1.6 million. This amount is recorded on the condensed consolidated statements of operations as part of general and administrative (“G&A”) expenses.

Pro forma results for the nine months ended September 30, 2011 are shown below, as if the acquisition had occurred on January 1, 2010. Pro forma results are not indicative of actual results or future performance.

Nine Months Ended September 30,
(Thousands of U.S. Dollars, except per share amounts)	2011
Revenue and other income	$444,867
Net income	$61,542
Net income per share - basic	$0.23
Net income per share - diluted	$0.22

The supplemental pro forma earnings of Gran Tierra for the nine months ended September 30, 2011 were adjusted to exclude $4.4 million of acquisition costs recorded in G&A expenses and the $21.7 million gain on acquisition because they are not expected to have a continuing impact on Gran Tierra’s results of operations. The condensed consolidated statement of operations for the nine months ended September 30, 2011 included revenue of $22.3 million from Petrolifera for the period subsequent to the Acquisition Date. Petrolifera incurred a loss after tax of $2.8 million in the period from the Acquisition Date to September 30, 2011.

4. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil and natural gas. The Company’s reportable segments are Colombia, Argentina, Peru and Brazil based on geographic organization. The level of activity in Brazil was not significant at September 30, 2012 or December 31, 2011; however, the Company has separately disclosed its results of operations in Brazil as a reportable segment. The All Other category represents the Company’s corporate activities.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates reportable segment performance based on income or loss before income taxes. The segmented results include the operations of Petrolifera subsequent to March 18, 2011, the Acquisition Date (Note 3).

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended September 30, 2012
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$145,610	$22,332	$—	$674	$—	$168,616
Interest income	171	10	—	40	96	317
Depletion, depreciation, accretion and impairment	35,255	9,165	68	305	251	45,044
Depletion, depreciation, accretion and impairment - per unit of production	24.46	26.60	—	40.35	—	25.12
Income (loss) before income taxes	79,915	1,777	(847)	(1,170)	(3,662)	76,013
Segment capital expenditures	$35,880	$11,568	$11,204	$2,838	$300	$61,790
	Three Months Ended September 30, 2011
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$133,475	$15,189	$—	$2,160	$—	$150,824
Interest income	130	(22)	6	8	87	209
Depletion, depreciation, accretion and impairment	34,915	6,509	7,375	830	223	49,852
Depletion, depreciation, accretion and impairment - per unit of production	25.53	21.62	—	38.74	—	29.50
Income (loss) before income taxes	96,503	(1,623)	(8,432)	(592)	(6,797)	79,059
Segment capital expenditures	$40,100	$7,099	$4,096	$7,013	$255	$58,563
	Nine Months Ended September 30, 2012
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$376,261	$59,183	$—	$2,962	$—	$438,406
Interest income	598	96	15	607	312	1,628
Depletion, depreciation, accretion and impairment	90,625	23,080	1,174	22,379	724	137,982
Depletion, depreciation, accretion and impairment - per unit of production	24.96	24.54	—	708.76	—	29.98
Income (loss) before income taxes	182,516	2,568	(4,147)	(24,467)	(16,794)	139,676
Segment capital expenditures	$98,476	$28,412	$43,866	$44,536	$695	$215,985
	Nine Months Ended September 30, 2011
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$399,252	$33,038	$—	$2,494	$—	$434,784
Interest income	375	6	140	19	348	888
Depletion, depreciation, accretion and impairment	104,560	13,161	40,838	1,082	533	160,174
Depletion, depreciation, accretion and impairment - per unit of production	26.33	20.12	—	42.54	—	34.45
Income (loss) before income taxes	228,118	(5,152)	(43,428)	(3,336)	2,826	179,028
Segment capital expenditures (1)	$136,580	$25,859	$29,670	$35,687	$1,359	$229,155

(1) Net of proceeds from the farmout of a 50% working interest in the Santa Victoria Block in Argentina in March 2011 (Note 5).

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

The Company has two significant customers in Colombia. Sales to Ecopetrol accounted for 71% and 87% of the Company’s revenues for the three months ended September 30, 2012 and 2011, and 77% and 87% for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012, the Company had an additional short-term significant customer to which deliveries were made between June and August 2012, which accounted for 13% of the Company's revenues during the period.

The Company has two significant customers in Argentina, Shell C.A.P.S.A. (“Shell”) and Refineria del Norte S.A. (“Refiner”). Sales to Shell and Refiner accounted for 4% and 7% of the Company’s oil and natural gas sales for the three months ended September 30, 2012, and 3% and 6% for the nine months ended September 30, 2012, respectively. In the three and nine months ended September 30, 2011, sales to Shell and Refiner each accounted for 3%.

(Thousands of U.S. Dollars)	As at September 30, 2012
	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$819,820	$134,786	$76,996	$84,124	$3,164	$1,118,890
Goodwill	102,581	—	—	—	—	102,581
Other assets	243,124	46,383	12,416	11,467	88,168	401,558
Total Assets	$1,165,525	$181,169	$89,412	$95,591	$91,332	$1,623,029

	As at December 31, 2011
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$816,396	$129,072	$34,305	$61,875	$3,194	$1,044,842
Goodwill	102,581	—	—	—	—	102,581
Other assets	269,843	34,672	9,597	17,065	148,180	479,357
Total Assets	$1,188,820	$163,744	$43,902	$78,940	$151,374	$1,626,780

5. Property, Plant and Equipment and Inventory

Property, Plant and Equipment

	As at September 30, 2012			As at December 31, 2011
(Thousands of U.S. Dollars)	Cost	Accumulated depletion, depreciation and impairment	Net book value	Cost	Accumulated depletion, depreciation and impairment	Net book value
Oil and natural gas properties
Proved	$1,383,070	$(702,281)	$680,789	$1,181,503	$(562,521)	$618,982
Unproved	428,827	—	428,827	417,868	—	417,868
	1,811,897	(702,281)	1,109,616	1,599,371	(562,521)	1,036,850
Furniture and fixtures and leasehold improvements	7,581	(5,008)	2,573	6,973	(4,002)	2,971
Computer equipment	11,218	(5,102)	6,116	8,443	(4,174)	4,269
Automobiles	1,371	(786)	585	1,295	(543)	752
Total Property, Plant and Equipment	$1,832,067	$(713,177)	$1,118,890	$1,616,082	$(571,240)	$1,044,842

Depletion and depreciation expense on property, plant and equipment for the nine months ended September 30, 2012 was $120.8 million (nine months ended September 30, 2011 - $118.4 million) and for the three months ended September 30, 2012 was $43.0 million (three months ended September 30, 2011 - $41.2 million). A portion of depletion and depreciation expense was recorded as inventory in each period.

On August 7, 2012, the Company announced that Costayaco Field proved reserves as of June 30, 2012, net after royalty ("NAR") and calculated in accordance with SEC rules increased, after production for the six months ended June 30, 2012, by 33% from year-end 2011 reserves to approximately 19.6 million barrels of oil. The reserve revisions were due to a successful waterflood program and effective reservoir management.

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

On August 26, 2010, the Company entered into an agreement to acquire a 70% working interest in four blocks in Brazil. With the exception of one block which has a producing well, the remaining blocks are unproved properties. The agreement was effective September 1, 2010, subject to regulatory approvals, and the transaction was completed on June 15, 2011. Purchase consideration was $40.1 million and was recorded as capital expenditures in 2011 and 2010. On January 20, 2012, the Company entered into an agreement to acquire the remaining 30% working interest in these four blocks and, on October 8, 2012, received regulatory approval and acquired the remaining 30% working interest (Note 13).

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

On February 17, 2012, in accordance with the terms of the farmout agreement for BM-CAL-10, the Company gave notice to Statoil that it would not enter into and assume its share of the work obligations of the second exploration period of the block. As a result, the farmout agreement terminated and the Company will not receive any interest in this block. Pursuant to the farmout agreement, the Company was obligated to make payment for a certain percentage of the costs relating to Block BM-CAL-10, which relate primarily to a well that was drilled during the term of the farmout agreement. The notice of withdrawal was a trigger for payment of amounts that would otherwise have been due if the farmout agreement had closed and the Company had acquired a working interest. In the three months ended March 31, 2012, the Company recorded a ceiling test impairment loss in the Company’s Brazil cost center of $20.2 million. This impairment charge resulted from the recognition of $23.8 million of capital expenditures in relation to the Block BM-CAL-10 farmout agreement in the first quarter of 2012.

In the nine months ended September 30, 2011, the Company recorded a ceiling test impairment loss in the Company’s Peru cost center of $40.8 million (three months ended September 30, 2011 - $7.4 million). This impairment charge related to drilling costs from a dry well and seismic costs on blocks which were relinquished.

In March 2011, the Company recorded proceeds of $3.3 million from the farmout of a 50% interest in the Santa Victoria Block in Argentina to Apache Corporation.

The amounts capitalized in each of the Company's cost centers during the nine months ended September 30, 2012 and 2011, respectively, were as follows:

	Nine Months Ended September 30, 2012
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$9,279	$3,480	$3,670	$2,653	$19,082
Capitalized stock-based compensation	$376	$275	$—	$216	$867

	Nine Months Ended September 30, 2011
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$4,786	$1,609	$464	$1,066	$7,925
Capitalized stock-based compensation	$304	$189	$—	$133	$626

Unproved oil and natural gas properties consist of exploration lands held in Colombia, Argentina, Peru and Brazil. As at September 30, 2012, the Company had $253.1 million (December 31, 2011 - $274.8 million) of unproved assets in Colombia, $49.9 million (December 31, 2011 - $57.0 million) of unproved assets in Argentina, $76.3 million (December 31, 2011 - $33.7 million) of unproved assets in Peru, and $49.5 million (December 31, 2011 - $52.4 million) of unproved assets in Brazil for a total of $428.8 million (December 31, 2011 - $417.9 million). These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed.

Inventory

As at September 30, 2012, oil and supplies inventories were $19.2 million and $2.4 million, respectively (December 31, 2011 - $4.7 million and $2.4 million, respectively).

6. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as common stock, par value $0.001 per share, 25 million are designated as preferred stock, par value $0.001 per share, and two shares are designated as special voting stock, par value $0.001 per share.

As at September 30, 2012, outstanding share capital consists of 268,178,818 common voting shares of the Company, 7,302,805 exchangeable shares of Gran Tierra Exchange Co., automatically exchangeable on November 14, 2013, and 6,223,810 exchangeable shares of Goldstrike Exchange Co. (the "Goldstrike exchangeable shares"), automatically exchangeable on November 10, 2013. The exchangeable shares of Gran Tierra Exchange Co., were issued upon acquisition of Solana Resources Limited (“Solana”). The Goldstrike exchangeable shares were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. On October 5, 2012, the automatic redemption date on the Goldstrike exchangeable shares was extended by one year to November 10, 2013. As at September 30, 2012, 95.8% of the Goldstrike exchangeable shares were held by directors and management of the Company. Each exchangeable share is exchangeable into one common voting share of the Company.

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

Stock Options

For the nine months ended September 30, 2012, the stock-based compensation expense was $10.7 million (nine months ended September 30, 2011- $10.0 million) of which $8.9 million (nine months ended September 30, 2011 - $8.5 million) was recorded in G&A expenses, $0.9 million was recorded in operating expense (nine months ended September 30, 2011 – $0.9 million) and $0.9 million was capitalized as part of exploration and development costs (nine months ended September 30, 2011 – $0.6 million).

For the three months ended September 30, 2012, the stock-based compensation expense was $3.3 million (three months ended September 30, 2011- $3.8 million) of which $2.6 million (three months ended September 30, 2011 - $3.1 million) was recorded in G&A expenses, $0.3 million was recorded in operating expense (three months ended September 30, 2011 – $0.4 million) and $0.4 million was capitalized as part of exploration and development costs (three months ended September 30, 2011 – $0.3 million).

At September 30, 2012, there was $11.2 million (December 31, 2011 - $11.7 million) of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next 3 years.

On June 27, 2012, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the number of shares of common stock available for issuance thereunder from 23,306,100 shares to 39,806,100 shares. The following table provides information about stock option activity for the nine months ended September 30, 2012:

	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Balance, December 31, 2011	12,864,002	$4.90
Granted in 2012	3,300,650	5.79
Exercised in 2012	(284,341)	(3.14)
Forfeited in 2012	(289,980)	(6.95)
Balance, September 30, 2012	15,590,331	$5.08

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table.

Nine Months Ended September 30,
2012

Dividend yield (per share)	Nil
Volatility	72%
Risk-free interest rate	0.3%
Expected term	4-6 years

The weighted average grant date fair value for options granted in the nine months ended September 30, 2012, was $3.36 (nine months ended September 30, 2011 - $4.96) and for the three months ended September 30, 2012, was $2.62 (three months ended September 30, 2011 - $3.38).

Warrants

At December 31, 2011, the Company had 6,298,230 warrants outstanding to purchase 3,149,115 common shares for $1.05 per share, expiring between June 20, 2012, and June 30, 2012. During the nine months ended September 30, 2012, 2,775,334 common shares were issued upon the exercise of 5,550,668 warrants (nine months ended September 30, 2011, 735,817 common shares were issued upon the exercise of 1,471,634 warrants), 26,190 common shares were issued with 7,143 shares withheld in lieu of a cashless exchange upon the exercise of 66,666 warrants, and 680,896 warrants expired unexercised.

Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of common and exchangeable shares outstanding	281,695,212	277,608,572	280,387,484	272,006,775
Shares issuable pursuant to warrants	—	2,597,140	235,582	2,743,224
Shares issuable pursuant to stock options	5,643,730	4,350,662	5,947,880	5,504,270
Shares assumed to be purchased from proceeds of stock options	(2,733,780)	(530,138)	(2,602,562)	(768,374)
Weighted average number of diluted common and exchangeable shares outstanding	284,605,162	284,026,236	283,968,384	279,485,895

For the three months ended September 30, 2012, 9,957,585 options (three months ended September 30, 2011 - 4,040,996 options) were excluded from the diluted income per share calculation as the options were anti-dilutive. For the nine months ended September 30, 2012, 9,808,758 options (nine months ended September 30, 2011, 3,665,996 options) were excluded from the diluted income per share calculation as the options were anti-dilutive.

7. Asset Retirement Obligation

As at September 30, 2012, the Company’s asset retirement obligation comprised a Colombian obligation in the amount of $6.3 million (December 31, 2011 - $5.5 million), an Argentine obligation in the amount of $6.4 million (December 31, 2011 - $6.7 million), a Brazilian obligation in the amount of $0.5 million (December 31, 2011 - $0.5 million) and a Peruvian obligation in the amount of $2.2 million (December 31, 2011 - $nil). As at September 30, 2012, the undiscounted asset retirement obligation was $46.9 million (December 31, 2011 - $35.7 million). Revisions to estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling the asset retirement obligation. Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Nine Months Ended	Year Ended
(Thousands of U.S. Dollars)	September 30, 2012	December 31, 2011
Balance, beginning of period	$12,669	$4,807
Settlements	(404)	(345)
Disposal	—	(172)
Liability incurred	2,994	867
Liability assumed in a business combination (Note 3)	—	4,901
Foreign exchange	(9)	17
Accretion	760	673
Revisions in estimated liability	(616)	1,921
Balance, end of period	$15,394	$12,669

Asset retirement obligation - current	$41	$326
Asset retirement obligation - long-term	15,353	12,343
Balance, end of period	$15,394	$12,669

8. Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income before income taxes for the following reasons:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2012	2011
Income before income taxes	$139,676	$179,028
	35%	35%
Income tax expense expected	48,887	62,660
Foreign currency translation adjustments	8,025	(1,100)
Impact of foreign taxes	2,716	(4,704)
Stock-based compensation	3,277	2,987
Increase in valuation allowance	9,304	33,404
Branch and other foreign loss pick-up in the United States and Canada	(4,358)	(4,627)
Non-deductible third party royalty in Colombia	9,951	6,145
Non-taxable gain on acquisition	—	(7,595)
Other permanent differences	4,478	(2,507)
Total income tax expense	$82,280	$84,663

Current income tax	91,135	99,390
Deferred tax recovery	(8,855)	(14,727)
Total income tax expense	$82,280	$84,663

For the nine months ended September 30, 2012, other permanent differences include $8.2 million of loss adjustments which are fully offset by a change in the valuation allowance.

	As at
(Thousands of U.S. Dollars)	September 30, 2012	December 31, 2011
Deferred Tax Assets
Tax benefit of loss carryforwards	$75,684	$63,910
Tax basis in excess of book basis	14,939	17,065
Foreign tax credits and other accruals	28,137	27,164
Capital losses	5,062	2,433
Deferred tax assets before valuation allowance	123,822	110,572
Valuation allowance	(111,016)	(102,796)
	$12,806	$7,776

Deferred tax assets - current	$3,499	$3,029
Deferred tax assets - long-term	9,307	4,747
	12,806	7,776
Deferred Tax Liabilities
Long-term - book value in excess of tax basis	(197,619)	(186,799)
Net Deferred Tax Liabilities	$(184,813)	$(179,023)

As at September 30, 2012, the Company had operating loss carryforwards of $288.9 million (December 31, 2011 - $361.6 million) and capital losses of $35.3 million (December 31, 2011 – $13.7 million) before valuation allowance. Of these operating loss carryforwards and capital losses, $287.3 million (December 31, 2011 - $339.8 million) were losses generated by the foreign subsidiaries of the Company. In certain jurisdictions, the operating loss carryforwards expire between 2013 and 2032 and the capital losses expire between 2013 and 2017, while certain other jurisdictions allow operating losses to be carried forward indefinitely. Of the total operating loss carryforwards, $3.4 million will expire in 2013.

As at September 30, 2012 and December 31, 2011, the total amount of Gran Tierra’s unrecognized tax benefit was approximately $20.5 million, a portion of which, if recognized, would affect the Company’s effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the condensed consolidated statement of operations. As at September 30, 2012 and December 31, 2011, the amount of interest and penalties on the unrecognized tax benefit included in current income tax liabilities in the condensed consolidated balance sheet was approximately $1.6 million. The Company had no material interest or penalties included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011, respectively.

Changes in the Company's unrecognized tax benefit are as follows:

	Nine Months Ended September 30,
	2012	2011
(Thousands of U.S. Dollars)
Unrecognized tax benefit at beginning of period	$20,500	$4,175
Changes for positions relating to prior year	—	(257)
Additions to tax position related to the current year	—	16,758
Unrecognized tax benefit at end of period	$20,500	$20,676

The Company and its subsidiaries file income tax returns in the U.S. and certain other foreign jurisdictions. The Company is potentially subject to income tax examinations for the tax years 2005 through 2011 in certain jurisdictions. The Company does not anticipate any material changes to the unrecognized tax benefit disclosed above within the next twelve months.

Equity tax for the nine months ended September 30, 2011 of $8.3 million represented a Colombian tax of 6% and was calculated based on the Company’s Colombian segment’s balance sheet equity for tax purposes at January 1, 2011. The tax is payable in eight semi-annual installments over four years, but was expensed in the first quarter of 2011 at the commencement of the four-year period. The equity tax liability at September 30, 2012 and December 31, 2011, was also partially related to an equity tax liability assumed upon the acquisition of Petrolifera.

9. Commitments and Contingencies

Purchase Obligations, Firm Agreements and Leases

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2012:

	As at September 30, 2012
	Payments Due in Period
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Oil transportation services	$31,283	$7,259	$6,811	$6,811	$10,402
Drilling and geological and geophysical	42,738	39,484	3,254	—	—
Completions	28,589	23,077	5,512	—	—
Facility construction	31,949	16,134	15,815	—	—
Operating leases	6,008	2,663	3,237	108	—
Software and telecommunication	2,770	1,614	1,089	67	—
Consulting	1,298	1,298	—	—	—
Total	$144,635	$91,529	$35,718	$6,986	$10,402

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

Letters of credit

At September 30, 2012, the Company had provided promissory notes totaling $32.8 million (December 31, 2011 - $20.7 million) as security for letters of credit relating to work commitment guarantees contained in exploration contracts.

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

Gran Tierra’s production from the Costayaco field is subject to an additional royalty that applies when cumulative gross production from a commercial field is greater than five million barrels. This additional royalty is calculated on the difference between a trigger price defined by the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) and the sales price. The ANH has requested that the additional compensation be paid with respect to production from wells relating to the Moqueta discovery and has initiated a non-compliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, Gran Tierra views the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds five million barrels. Discussions with the ANH have not resolved this issue and Gran Tierra has sent notice to the ANH to initiate the dispute resolution process prescribed by the Chaza Contract. As at September 30, 2012, total cumulative production from the Moqueta field was 0.7 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $13.1 million. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

10. Financial Instruments, Fair Value Measurements and Credit Risk

At September 30, 2012, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued liabilities. The fair value of long-term restricted cash approximates its carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs are based on significant other observable inputs and significant unobservable inputs, respectively, and have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. At September 30, 2012, the Company did not have any financial assets or liabilities measured at fair value on the balance sheet and held no derivative instruments. The Company does not use derivative financial instruments for speculative purposes.

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

At September 30, 2012, cash and cash equivalents and restricted cash included balances in savings and checking accounts, as well as term deposits and certificates of deposit, placed primarily with governments and financial institutions with strong investment grade ratings, or the equivalent in the Company’s operating areas. Any foreign currency transactions are conducted on a spot basis, with major financial institutions in the Company’s operating areas.

Most of the Company’s accounts receivable relate to uncollateralized sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. For the nine months ended September 30, 2012, the Company had one significant customer for its Colombian oil, Ecopetrol. For the three months ended September 30, 2012, the Company had an additional short-term significant customer to which deliveries were made between June and August 2012. In Argentina, the Company had two significant customers, Shell and Refiner.

Additionally, foreign exchange gains and losses mainly result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s current and deferred tax liabilities, monetary liabilities, which are mainly denominated in the local currency of the Colombian foreign operations. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $101,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

11. Bank Debt and Credit Facilities

Effective July 30, 2010, a subsidiary of Gran Tierra, Solana, established a credit facility with BNP Paribas for a three-year term which may be extended or amended by agreement between the parties. This reserve-based facility has a maximum borrowing base up to $100 million and was supported by the present value of the petroleum reserves of two of the Company’s subsidiaries with operating branches in Colombia, Gran Tierra Colombia and Solana Petroleum Exploration (Colombia) Ltd ("Solana Colombia"), and the Company's subsidiary in Brazil - Gran Tierra Energy Brasil Ltda. Subsequent to September 30, 2012, Solana Colombia merged into Petrolifera Petroleum (Colombia) Limited ("PPCL") and continued as PPCL. Upon completion of the merger, the facility is held by PPCL and the underlying reserves continue to support the facility. The initial committed borrowing base was $20 million. Effective August 2, 2012, the committed borrowing base was increased to $50 million. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus 3.5%. In addition, a stand-by fee of 1.5% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. Under the terms of the facility, the Company is required to maintain and was in compliance with certain financial and operating covenants. As at September 30, 2012 and December 31, 2011, the Company had not drawn down any amounts under this facility. On May 17, 2012, BNP Paribas sold Solana’s credit facility to Wells Fargo Bank National Association, as part of the sale of its North American reserve-based lending business, without any modification to the facility.

12. Related Party Transactions

On January 12, 2011, the Company entered into an agreement to sublease office space to a company of which Gran Tierra’s President and Chief Executive Officer serves as an independent director. The term of the sublease was from February 1, 2011 to January 30, 2013 and the sublease payment was $4,500 per month plus approximately $4,700 of operating and other expense; however, subsequent to September 30, 2012, the lease was modified to terminate October 31, 2012 so that Gran Tierra can use this office space.

On August 3, 2010, Gran Tierra entered into a contract related to the Peru drilling program with a company for which one of Gran Tierra’s directors is a shareholder and director. During the three and nine months ended September 30, 2011, $0.2 million and $2.2 million was incurred and capitalized under these contracts. During the three and nine months ended September 30, 2012, $nil was incurred and capitalized under this contract.

On February 1, 2009, the Company entered into a sublease for office space with a company, of which one of Gran Tierra’s directors is a shareholder and director. The term of the sublease ran from February 1, 2009 to August 31, 2011 and the sublease payment was $8,000 per month plus approximately $4,700 for operating and other expenses.

13. Subsequent Event

On October 8, 2012, the Company received regulatory approval and acquired the remaining 30% working interest in four blocks in Brazil pursuant to the terms of a purchase and sale agreement dated January 20, 2012. With the exception of one block which has a producing well, the remaining blocks are unproved properties.

The Company paid initial cash purchase consideration of $28.0 million and an interim period purchase price adjustment of $7.7 million, representing the 30% share of all benefits and costs with respect to the period between the effective date and the completion of the transaction. Contingent consideration up to an additional $3.0 million may be payable dependent on production volumes from the acquired blocks.

The acquisition will be accounted for as a business combination using the acquisition method, with Gran Tierra being the acquirer, whereby the assets acquired and liabilities assumed will be recognized at their fair values as at October 8, 2012, the acquisition date, and the results of the blocks will be included with those of Gran Tierra from that date. Fair value estimates are made based on significant unobservable (Level 3) inputs and based on the best information available at the time.

Contingent consideration will be recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred, discounted back to present value by applying an appropriate discount rate that reflected the risk factors associated with the payment streams. The discount rate to be used was determined at the time of measurement in accordance with accepted valuation methods. The acquisition date fair value of the contingent consideration was $1.0 million. The fair value of the contingent consideration will be remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in operating income. Any changes in fair value will impact earnings in such reporting period until the contingencies are resolved.

The initial accounting for the business combination is incomplete and, therefore, the Company has not disclosed the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed.

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

Overview

We are an independent international energy company incorporated in the United States and engaged in oil and natural gas acquisition, exploration, development and production. Our operations are carried out in South America in Colombia, Argentina, Peru, and Brazil, and we are headquartered in Calgary, Alberta, Canada. For the nine months ended September 30, 2012, 86% (nine months ended September 30, 2011 - 92%) of our revenue and other income was generated in Colombia.

Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Production (BOEPD) (1)	19,491	18,369	6	16,797	17,033	(1)

Prices Realized - per BOE	$94.03	$89.25	5	$95.26	$93.50	2

Revenue and Other Income ($000s)	$168,933	$151,033	12	$440,034	$435,672	1

Net Income ($000s)	$44,605	$49,085	(9)	$57,396	$94,365	(39)

Net Income Per Share - Basic	$0.16	$0.18	(11)	$0.20	$0.35	(43)

Net Income Per Share - Diluted	$0.16	$0.17	(6)	$0.20	$0.34	(41)

Funds Flow From Operations ($000s) (2)	$89,935	$72,817	24	$206,511	$227,949	(9)

Capital Expenditures ($000s)	$61,790	$58,563	6	$215,985	$229,155	(6)

	As at
	September 30, 2012	December 31, 2011	% Change
Cash & Cash Equivalents ($000s)	$127,591	$351,685	(64)

Working Capital (including cash & cash equivalents) ($000s)	$191,919	$213,100	(10)

Property, Plant & Equipment ($000s)	$1,118,890	$1,044,842	7

(1) Production represents production volumes NAR adjusted for inventory changes. NGL volumes are converted to BOE on a one-to-one basis with oil. Gas volumes are converted to BOE at the rate of 6 Mcf of gas per bbl of oil, based upon the approximate relative energy content of gas and oil. The rate is not necessarily indicative of the relationship between oil and gas prices.

(2) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under generally accepted accounting principles in the United States of America (“GAAP”). Management uses this financial measure to analyze operating performance and the income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze operating performance and our financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from operations, as presented, is net income adjusted for depletion, depreciation, accretion and impairment (“DD&A”) expenses, deferred taxes, stock-based compensation, unrealized gain on financial instruments, unrealized foreign exchange gain or loss, settlement of asset retirement obligation, equity tax and gain on acquisition. A reconciliation from net income to funds flow from operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Funds Flow From Operations - Non-GAAP Measure ($000s)	2012	2011	2012	2011
Net income	$44,605	$49,085	$57,396	$94,365
Adjustments to reconcile net income to funds flow from operations
DD&A expenses	45,044	49,852	137,982	160,174
Deferred taxes	1,195	(5,977)	(8,855)	(14,727)
Stock-based compensation	2,932	3,438	9,854	9,383
Unrealized gain on financial instruments	—	—	—	(1,354)
Unrealized foreign exchange (gain) loss	(2,092)	(20,071)	14,072	(625)
Settlement of asset retirement obligation	—	—	(404)	(309)
Equity tax	(1,749)	(3,510)	(3,534)	2,741
Gain on acquisition	—	—	—	(21,699)
Funds flows from operations	$89,935	$72,817	$206,511	$227,949

Highlights

•
In the third quarter of 2012, oil and natural gas production, NAR and adjusted for inventory changes, averaged 19,491 BOEPD, an increase of 6% over the third quarter of 2011. The increase was primarily due to production from new producing wells in Colombia and Argentina and inventory reductions in Colombia during the quarter, partially offset by the impact of oil delivery restrictions during disruptions in the Ecopetrol-operated Trans-Andean oil pipeline (“the OTA pipeline”) in Colombia. For the nine months ended September 30, 2012, oil and gas production, NAR and adjusted for inventory changes, decreased by 1% to 16,797 BOEPD compared with the corresponding period in 2011. Production during the nine months ended September 30, 2012 was impacted by an increase in oil inventory in the OTA pipeline as a result of the change in the sales point in Colombia and oil delivery restrictions as a result of OTA pipeline disruptions.

•
Revenue and other income increased by 12% to $168.9 million in the third quarter of 2012 compared with $151.0 million in the third quarter of 2011 due to increased production, NAR and adjusted for inventory changes, and increased realized prices. The average price realized in the third quarter of 2012 was $94.03 per BOE, an increase of 5% compared with $89.25 per BOE in the third quarter of 2011. For the nine months ended September 30, 2012, revenue and other income were comparable with the corresponding period in 2011. The average price realized per BOE of $95.26, which increased by 2% from the comparable period in 2011, was impacted by the settlement of a third party royalty dispute in Colombia which reduced the average realized price by $2.37 per BOE.

•
Net income was $44.6 million in the third quarter of 2012, representing basic and diluted net income per share of $0.16. This compares with net income of $49.1 million, or $0.18 per share basic and $0.17 per share diluted in the third quarter of 2011. In the third quarter of 2012, higher oil and natural gas sales and lower DD&A and G&A expenses were more than offset by increased operating and income tax expenses and a decrease in foreign exchange gains. Net income decreased by 39% to $57.4 million, or $0.20 per share basic and diluted, for the nine months ended September 30, 2012, compared with $94.4 million, or $0.35 per share basic and $0.34 per share diluted, in the comparable period of 2011. In the nine months ended September 30, 2012, increased oil and natural gas sales, decreased DD&A and income tax expenses and the absence of the Colombian equity tax expense were more than offset by increased operating expenses and foreign exchange losses and the absence of the comparable period gain on acquisition of Petrolifera Petroleum Limited ("Petrolifera").

•
Funds flow from operations increased by 24% to $89.9 million in the third quarter of 2012 from $72.8 million in the comparable quarter of 2011. The increase was primarily due to higher oil and natural gas sales and decreased G&A expenses, partially offset by increased operating and income tax expenses. For the nine months ended September 30, 2012, funds flow from operations decreased by 9% from $227.9 million to $206.5 million primarily due to increased operating expenses and realized foreign exchange losses, partially offset by lower income tax expenses.

•
Cash and cash equivalents were $127.6 million at September 30, 2012, compared with $351.7 million at December 31, 2011. The change in cash and cash equivalents during the nine months ended September 30, 2012 was primarily the result of funds flow from operations of $206.5 million and proceeds from issuance of common shares of $3.8 million being more than offset by an increase in assets and liabilities from operating activities of $190.6 million, capital expenditures of $222.1 million and a $21.7 million increase in restricted cash related to the pending 30% working interest acquisition in Brazil.

•
Working capital (including cash and cash equivalents) was $191.9 million at September 30, 2012, a $21.2 million decrease from December 31, 2011. The decrease was primarily a result of a $224.1 million decrease in cash and cash equivalents, partially offset by a $102.6 million increase in accounts receivable due to the timing of collection of Ecopetrol receivables, a $14.5 million increase in inventory primarily due to the new sales agreement in Colombia which changed the sales point from Orito Station to the Port of Tumaco, a $59.9 million decrease in taxes payable due to the payment of 2011 income taxes in Colombia, and a $25.9 million decrease in accounts payable, accrued liabilities and other due to the payment of royalties and indirect taxes.

•
Property, plant and equipment at September 30, 2012, was $1.1 billion, an increase of $74.0 million from December 31, 2011, as a result of $216.0 million of capital expenditures (excluding changes in non-cash working capital) partially offset by $142.0 million of depletion, depreciation and impairment expenses.

Business Environment Outlook

Our revenues have been significantly affected by pipeline disruptions in Colombia and the continuing fluctuations in oil prices. Oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the worldwide economy on oil demand growth.

We believe that our current operations and 2012 capital expenditure program can be funded from cash flow from existing operations and cash on hand. Should our operating cash flow decline further due to unforeseen events, including additional pipeline delivery restrictions in Colombia or a downturn in oil and gas prices, we would examine measures such as further capital expenditure program reductions, periodic draws from our revolving credit facility, issuance of debt, disposition of assets, or issuance of equity. The continuing uncertainty regarding the Middle East and North Africa, continued economic instability in the United States and Europe and the decline in Chinese economic growth is having an impact on world markets, and we are unable to determine the impact, if any, these events may have on oil prices and demand.

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

As indicated in the allocation of the consideration transferred, the fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred. Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, we recognized a gain on acquisition of $21.7 million in the interim unaudited condensed consolidated statement of operations. The gain reflected the impact on Petrolifera’s pre-acquisition market value resulting from their lack of liquidity and capital resources required to maintain current production and reserves and further develop and explore their inventory of prospects.

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$168,616	$150,824	12	$438,406	$434,784	1
Interest income	317	209	52	1,628	888	83
	168,933	151,033	12	440,034	435,672	1

Operating expenses	36,295	21,727	67	88,115	61,283	44
DD&A expenses	45,044	49,852	(10)	137,982	160,174	(14)
G&A expenses	12,896	16,316	(21)	46,394	46,364	—
Equity tax	—	—	-	—	8,271	(100)
Financial instruments gain	—	—	-	—	(1,522)	(100)
Gain on acquisition	—	—	-	—	(21,699)	(100)
Foreign exchange (gain) loss	(1,315)	(15,921)	(92)	27,867	3,773	639
	92,920	71,974	29	300,358	256,644	17

Income before income taxes	76,013	79,059	(4)	139,676	179,028	(22)
Income tax expense	(31,408)	(29,974)	5	(82,280)	(84,663)	(3)
Net income	$44,605	$49,085	(9)	$57,396	$94,365	(39)

Production

Oil and NGL's, bbl	1,726,224	1,604,242	8	4,410,917	4,492,430	(2)
Natural gas, Mcf	401,783	514,086	(22)	1,148,440	945,240	21
Total production, BOE (1)	1,793,188	1,689,923	6	4,602,324	4,649,970	(1)

Average Prices

Oil and NGL's per bbl	$96.75	$92.76	4	$98.42	$96.02	2
Natural gas per Mcf	$4.01	$3.92	2	$3.75	$3.64	3

Consolidated Results of Operations per BOE

Oil and natural gas sales	$94.03	$89.25	5	$95.26	$93.50	2
Interest income	0.18	0.12	50	0.35	0.19	84
	94.21	89.37	5	95.61	93.69	2

Operating expenses	20.24	12.86	57	19.15	13.18	45
DD&A expenses	25.12	29.50	(15)	29.98	34.45	(13)
G&A expenses	7.19	9.65	(25)	10.08	9.97	1
Equity tax	—	—	-	—	1.78	(100)
Financial instruments gain	—	—	-	—	(0.33)	(100)
Gain on acquisition	—	—	-	—	(4.67)	(100)
Foreign exchange (gain) loss	(0.73)	(9.42)	(92)	6.05	0.81	647
	51.82	42.59	22	65.26	55.19	18

Income before income taxes	42.39	46.78	(9)	30.35	38.50	(21)
Income tax expense	(17.52)	(17.74)	(1)	(17.88)	(18.21)	(2)
Net income	$24.87	$29.04	(14)	$12.47	$20.29	(39)

(1) Production represents production volumes NAR adjusted for inventory changes.

Net income was $44.6 million, or $0.16 per share basic and diluted, for the third quarter of 2012 compared with net income of $49.1 million, or $0.18 per share basic and $0.17 per share diluted, for the comparable quarter in 2011. In the third quarter of 2012, higher oil and natural gas sales due to increased production in Colombia and Argentina, increased average realized oil prices and increased sales from oil inventory in Colombia and lower DD&A and G&A expenses, were more than offset by increased operating and income tax expenses, and lower foreign exchange gains.

For the nine months ended September 30, 2012, net income was $57.4 million, a 39% decrease from the comparable period in 2011. On a per share basis, net income decreased to $0.20 per share basic and diluted from $0.35 per share basic and $0.34 per share diluted in the comparable period in 2011. For the nine months ended September 30, 2012, increased oil and natural gas sales, decreased DD&A and income tax expenses and the absence of the Colombian equity tax expense were more than offset by increased operating expenses and foreign exchange losses and the absence of the comparable period gain on acquisition. Net income in the comparable period in 2011 included a gain on the acquisition of Petrolifera of $21.7 million.

Oil and NGL production, NAR and adjusted for inventory changes, for the third quarter of 2012 increased to 1.7 MMbbl compared with 1.6 MMbbl for the comparable quarter in 2011 primarily due to production from new wells in Colombia and Argentina and increased sales from oil inventory in Colombia, partially offset by 36 days of oil delivery restrictions resulting from disruptions in the OTA pipeline in Colombia. We continued production at a reduced rate while the OTA pipeline was down, selling a portion of our oil through trucking and storing excess oil.

Oil and NGL production, NAR and adjusted for inventory changes, for the nine months ended September 30, 2012 decreased to 4.4 MMbbl compared with 4.5 MMbbl for the comparable period in 2011 due to pipeline disruptions and the effect of a change in the sales point in Colombia. As a result of entering into new oil sales and transportation agreements with Ecopetrol as of February 1, 2012, which changed the sales point of our oil from Orito station to the Port of Tumaco, our oil inventory increased and now includes oil in the OTA pipeline and associated Ecopetrol owned facilities. Production during the nine months ended September 30, 2012 reflects approximately 121 days of oil delivery restrictions in Colombia.

Average realized oil prices in the third quarter of 2012 increased by 4% to $96.75 per bbl from $92.76 per bbl in the third quarter of 2011 and increased by 2% to $98.42 per bbl from $96.02 per bbl for the nine months ended September 30, 2012. We received a premium to West Texas Intermediate (“WTI”) in Colombia during the nine months ended September 30, 2012. WTI oil prices for the three and nine months ended September 30, 2012 were $92.27 and $96.21 per bbl, respectively, compared with $89.70 and $95.40 per bbl in the comparable periods in 2011. Average Brent oil prices for the three and nine months ended September 30, 2012 were $109.61 and $112.20 per bbl.

Increased production and increased average realized oil prices resulted in a 12% increase in revenue and other income to $168.9 million for the third quarter of 2012 compared with $151.0 million in the comparable quarter in 2011. Revenue and other income for the nine months ended September 30, 2012 increased to $440.0 million from the comparable period in 2011 as a result of increased realized prices partially offset by decreased production.

Operating expenses for the third quarter of 2012 amounted to $36.3 million, or $20.24 per BOE, compared with $21.7 million, or $12.86 per BOE, in the comparable quarter in 2011. The increase in operating expenses was due to an increase of $13.8 million in Colombia, primarily due to OTA pipeline oil transportation costs of $3.77 per BOE, which were previously deducted from realized sales prices, now included as operating costs due to the change in sales point in February 2012, and increased trucking due to OTA pipeline disruptions.

Operating expenses for the nine months ended September 30, 2012 amounted to $88.1 million, or $19.15 per BOE, compared with $61.3 million, or $13.18 per BOE, in the comparable period of 2011. The increase in operating expenses for the nine months ended September 30, 2012 was primarily due to an increase of $19.6 million in Colombia for the reasons stated above as well as higher percentage of production from fields which have higher per BOE operating costs.

DD&A expenses for the third quarter of 2012 were $45.0 million compared with $49.9 million for the comparable quarter in 2011. On a per BOE basis, DD&A expenses in the third quarter of 2012 were $25.12 compared with $29.50 in the comparable period in 2011, representing a 15% decrease. The decrease resulted from increased reserves and lower impairment charges which more than offset increased future development costs in the depletable base. DD&A expenses for the comparable quarter in 2011 included a $7.4 million ceiling test impairment in our Peru cost center relating to Block 128, which we decided to relinquish during that quarter.

For the nine months ended September 30, 2012, DD&A expenses decreased to $138.0 million from $160.2 million in the comparable period in 2011. DD&A expenses for the nine months ended September 30, 2012 included a $20.2 million ceiling test impairment in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. DD&A expenses for the comparable period in 2011 included a $40.8 million ceiling test impairment in our Peru cost center relating to drilling costs from a dry well and seismic costs on relinquished blocks. On a per BOE basis, the depletion rate decreased by 13% to $29.98 from $34.45. The decrease was mainly due to lower impairment charges of $4.59 per BOE in the nine months ended September 30, 2012 compared with $8.77 per BOE in the comparable period of 2011.

G&A expenses of $12.9 million for the third quarter of 2012 decreased by 21% from $16.3 million in the comparable quarter in 2011, primarily due to increased recoveries, increased capitalized costs in Peru due to increased exploration and development activity, and the absence of interest expense of $0.8 million relating to the Petrolifera debt, which was repaid in August 2011. These G&A expense reductions were partially offset by increased employee related costs reflecting expanded operations. G&A expenses per BOE in the third quarter in 2012 were 25% lower than in the comparable quarter in 2011 at $7.19 per BOE due to the same factors and increased production.

For the nine months ended September 30, 2012, G&A expenses of $46.4 million were consistent with the comparable period in 2011. Increased employee related costs and bank fees reflecting expanded operations were offset by increased recoveries, the absence of expenses related to the 2011 Petrolifera acquisition and increased capitalized costs in Peru. G&A expenses in the comparable period of 2011 included $1.2 million of expenses associated with the acquisition of Petrolifera and $1.6 million of interest on the Petrolifera debt. G&A expenses per BOE in the nine months ended September 30, 2012 of $10.08 were consistent with the prior year comparable period.

Equity tax in the nine months ended September 30, 2011 represented a Colombian tax of 6% which was calculated based on our Colombian segment’s balance sheet equity at January 1, 2011. The tax is payable in eight semi-annual installments over four years, but was expensed in the first quarter of 2011 at the commencement of the four-year period.

Gain on acquisition of $21.7 million in the nine months ended September 30, 2011 related to the Petrolifera acquisition.

The foreign exchange gain was $1.3 million in the third quarter of 2012 and included an unrealized non-cash foreign exchange gain of $2.1 million. For the comparable quarter in 2011, the foreign exchange gain was $15.9 million and included an unrealized foreign exchange gain of $20.1 million. Unrealized non-cash foreign exchange gains and losses primarily represent foreign exchange gains and losses resulting from the translation of current and deferred tax liabilities in Colombia. The Colombian Peso weakened by 0.9% and 7.3% against the U.S. dollar in the third quarter of 2012 and 2011, respectively.

For the nine months ended September 30, 2012 and 2011, the foreign exchange loss was $27.9 million and $3.8 million, respectively, of which $14.1 million was an unrealized non-cash foreign exchange loss and $0.6 million was an unrealized non-cash foreign exchange gain, respectively. The realized foreign exchange loss in 2012 primarily arose upon payment of 2011 Colombian income tax liabilities. The Colombian Peso strengthened by 7.3% and weakened by 0.1% against the U.S. dollar in the nine months ended September 30, 2012 and 2011, respectively.

Under GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation results in the recognition of unrealized exchange losses or gains.

Income tax expense for the third quarter of 2012 was $31.4 million compared with $30.0 million recorded in the comparable quarter in 2011. The increase was a result of lower income before tax being more than offset by an increase in non-deductible royalty payments and a decrease in valuation allowance.

Income tax expense was $82.3 million for the nine months ended September 30, 2012, compared with $84.7 million recorded in the comparable period in 2011. The decrease was primarily due to lower income before tax. The effective tax rate was 59% in the nine months ended September 30, 2012 compared with 47% in the comparable period in 2011. The change was primarily due to a non-taxable gain on the acquisition of Petrolifera recorded in 2011, an increase in non-deductible royalty payments, the impact of foreign taxes as compared with the U.S. statutory rate, and an increase in the non-deductible foreign currency translation adjustments in 2012. The variance from the 35% U.S. statutory rate for the third quarter of 2011 was primarily attributable to non-deductible foreign currency translation adjustments, non-deductible royalty payments, and an increase in valuation allowances taken on losses incurred in the U.S., Canada, Argentina, Peru and Brazil, partially offset by the inclusion of a non-taxable gain on acquisition.

2012 Work Program and Capital Expenditure Program

Our capital expenditures during the third quarter of 2012 were $61.8 million, bringing total expenditures for the nine months ended September 30, 2012 to $216.0 million compared with $229.2 million for the nine months ended September 30, 2011. In 2012, capital expenditures included drilling expenditures of $141.6 million, acquisitions of $12.5 million, geological and geophysical (“G&G”) expenditures of $36.6 million, facilities expenditures of $11.9 million and other expenditures of $13.4 million.

Our 2012 capital program of $380 million consists of $172 million for Colombia; $94 million for Brazil; $46 million for Argentina; $66 million for Peru; and $2 million associated with corporate activities. Of this, $243 million is for drilling, $48 million is for acquisitions, $30 million is for facilities, pipelines and other, and $59 million is for G&G expenditures. Of the $243 million allocated to drilling, approximately $117 million is for exploration and the balance is for delineation and development drilling.

Our 2012 work program is intended to create both growth and value through strategic acquisitions of working interests, by developing existing assets to increase reserves and production levels, and through the construction of pipelines and facilities in the areas with proved reserves. We are financing our capital program through cash flows from operations and cash on hand, while retaining financial flexibility to undertake further development opportunities and pursue acquisitions. However, as a result of the nature of the oil and natural gas exploration, development and exploitation industry, budgets are regularly reviewed with respect to both the success of expenditures and other opportunities that become available. Accordingly, while we currently intend that funds be expended as set forth in our 2012 work program, there may be circumstances where, for sound business reasons, actual expenditures may in fact differ.

Segmented Results – Colombia

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$145,610	$133,475	9	$376,261	$399,252	(6)
Interest income	171	130	32	598	375	59
	145,781	133,605	9	376,859	399,627	(6)

Operating expenses	27,005	13,222	104	61,200	41,565	47
DD&A expenses	35,255	34,915	1	90,625	104,560	(13)
G&A expenses	4,504	6,427	(30)	18,079	15,166	19
Equity tax	—	—	-	—	8,271	(100)
Foreign exchange (gain) loss	(898)	(17,462)	(95)	24,439	1,947	—
	65,866	37,102	78	194,343	171,509	13

Income before income taxes	$79,915	$96,503	(17)	$182,516	$228,118	(20)

Production

Oil and NGL's, bbl	1,428,251	1,355,661	5	3,606,090	3,939,486	(8)
Natural gas, Mcf	76,770	70,884	8	144,930	186,456	(22)
Total production, BOE (1)	1,441,046	1,367,475	5	3,630,245	3,970,562	(9)

Average Prices

Oil and NGL's per bbl	$101.81	$98.07	4	$104.23	$101.09	3
Natural gas per Mcf	$2.62	$7.37	(64)	$2.67	$5.37	(50)

Segmented Results of Operations per BOE

Oil and natural gas sales	$101.04	$97.61	4	$103.65	$100.55	3
Interest income	0.12	0.10	20	0.16	0.09	78
	101.16	97.71	4	103.81	100.64	3

Operating expenses	18.74	9.67	94	16.86	10.47	61
DD&A expenses	24.46	25.53	(4)	24.96	26.33	(5)
G&A expenses	3.13	4.70	(33)	4.98	3.82	30
Equity tax	—	—	-	—	2.08	(100)
Foreign exchange (gain) loss	(0.62)	(12.77)	(95)	6.73	0.49	—
	45.71	27.13	68	53.53	43.19	24

Income before income taxes	$55.45	$70.58	(21)	$50.28	$57.45	(12)

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the third quarter of 2012, income before income taxes from Colombia was $79.9 million compared with $96.5 million in the comparable quarter in 2011. The decrease was due to higher oil and natural gas sales primarily due to higher production, increased sales from oil inventory and higher prices and lower G&A expenses being more than offset by increased operating expenses and decreased foreign exchange gains.

For the nine months ended September 30, 2012, income before income taxes was $182.5 million compared with $228.1 million in the comparable period in 2011. The decrease was due to lower oil and natural gas sales primarily due to reduced production, increased operating and G&A expenses and increased foreign exchange losses, partially offset by lower DD&A expenses and the absence of equity tax expense.

On February 1, 2012, the sales point for the majority of our oil sales in the Putumayo Basin changed. Ecopetrol now takes title at the Port of Tumaco on the Pacific coast of Colombia rather than at the entry into the OTA pipeline. As a result, our reported oil inventory increased, representing ownership of oil in the OTA pipeline and associated Ecopetrol owned facilities. OTA transportation costs were previously factored into the price we received for oil, but, due to the changes in sales point, are now invoiced separately and included in operating costs. This change resulted in an increase in OTA oil transportation costs of $3.77 per bbl during the third quarter of 2012 and is expected to increase transportation costs by $3.73 per bbl for the fourth quarter of 2012, but should be offset by an equivalent increase in the realized price.

For the third quarter of 2012, production of oil and NGLs, NAR and adjusted for inventory changes, increased by 5% to 1.4 MMbbl. Increased production from new producing wells was partially offset by the impact of 36 days of oil delivery restrictions resulting from disruptions in the OTA pipeline in Colombia. Increases in production resulted from the development of the Moqueta field with six producing wells and production in the Garibay Block from the Jilguero-1 and -2 and Melero-1 wells. We continued production at a reduced rate while the OTA pipeline was down, selling a portion of our oil through trucking and storing excess oil. The disruptions resulted in a reduction in oil production of approximately 1,700 BOPD NAR.

Oil and NGL production, NAR and adjusted for inventory changes, for the nine months ended September 30, 2012 decreased to 3.6 MMbbl compared with 3.9 MMbbl for the comparable period in 2011 due to pipeline disruptions and the effect of a change in the sales point. Production during the nine months ended September 30, 2012 reflects approximately 121 days of oil delivery restrictions in Colombia. The disruptions resulted in a reduction in oil production of approximately 4,000 BOPD NAR in the nine months ended September 30, 2012.

Revenue and other income for the third quarter of 2012 increased by 9% to $145.8 million from the comparable period in 2011, and decreased by 6% to $376.9 million for the nine months ended September 30, 2012, as compared with the corresponding period in 2011.

The average realized price per bbl for oil in the three months ended September 30, 2012 increased by 4% to $101.81 compared with the corresponding quarter in 2011. For the nine months ended September 30, 2012, the average realized price per bbl for oil increased by 3% to $104.23 compared with the corresponding period in 2011. As discussed above, effective February 1, 2012, the average realized price per bbl in Colombia increased due to the new sales agreement with Ecopetrol. During the second quarter of 2012, the recognition of additional royalties resulting from an arbitrator's decision on a dispute with a third party relating to the calculation of the third party's net profits interest on 50% of production from the Chaza Block in Colombia resulted in a $10.9 million revenue reduction. This amount related to July 2009 to May 2012 production. The recognition of this royalty resulted in a $3.00 per BOE reduction in the average realized price in the nine months ended September 30, 2012. The decision will increase future net profit interests payable to this third party. The third party royalty settlement represented less than 1% of the reported revenue for the periods under dispute and it is not expected to have a materially different effect on future revenue.

Operating expenses increased by 104% to $27.0 million and 47% to $61.2 million for the three and nine months ended September 30, 2012, respectively, from the comparable periods in 2011. On a per BOE basis, operating expenses increased by 94% to $18.74 and 61% to $16.86 for the three and nine months ended September 30, 2012, respectively. As discussed above, effective February 1, 2012, operating expenses per BOE were higher due to OTA pipeline oil transportation costs now charged as operating costs. Additionally, operating expenses per BOE were higher due to increased trucking as a result of the pipeline disruptions and a higher percentage of production being from the Moqueta, Jilguero and Melero fields, which have higher per BOE operating costs. Workover costs per BOE were consistent with the comparable quarter in 2011.

DD&A expenses increased by 1% to $35.3 million for the third quarter of 2012 from the comparable quarter in 2011. The increase was due to increased production, offset by decreased depletion rates. For the nine months ended September 30, 2012, reduced production and decreased depletion rates resulted in 13% lower DD&A expenses of $90.6 million. On a per BOE basis, DD&A expenses decreased by 4% to $24.46 and 5% to $24.96 for the three and nine months ended September 30, 2012, respectively. Increased costs in our depletable pools were more than offset by increased reserves.

G&A expenses for the third quarter of 2012 decreased to $4.5 million ($3.13 per BOE) from $6.4 million ($4.70 per BOE) in the comparable quarter in 2011. The decrease was mainly due to higher G&A expense recoveries, partially offset by increased office costs and salaries resulting from an increased headcount due to expanded operations. The decrease per BOE was due to higher production. For the nine months ended September 30, 2012, G&A expenses increased by 19% to $18.1 million ($4.98 per BOE) due to increased salaries, office costs and consulting fees.

Equity tax in the nine months ended September 30, 2011, represented a Colombian tax of 6% on a legislated measure which is based on our Colombian segment’s balance sheet equity at January 1, 2011.

The results for the third quarter of 2012 included a foreign exchange gain of $0.9 million, which included an unrealized foreign exchange gain of $2.2 million. For the comparable quarter in 2011, the foreign exchange gain was $17.5 million, of which $19.4 million was unrealized. For the nine months ended September 30, 2012 and 2011, the foreign exchange loss was $24.4 million and $1.9 million, respectively, of which $14.0 million was an unrealized non-cash foreign exchange loss and $0.1 million was an unrealized non-cash foreign exchange gain, respectively.

Capital Program - Colombia

Capital expenditures in our Colombian segment during the third quarter of 2012 were $35.9 million bringing total expenditures for the nine months ended September 30, 2012, to $98.5 million. The following table provides a breakdown of capital expenditures in 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of U.S. Dollars)	2012	2011	2012	2011
Drilling and completions	$23.1	$26.7	$63.5	$83.5
Facilities and equipment	7.0	5.3	17.6	20.3
G&G	3.3	9.3	9.5	14.4
Other	2.5	(1.2)	7.9	18.4
	$35.9	$40.1	$98.5	$136.6

During the third quarter of 2012, we commenced drilling one development well in Colombia. The Moqueta-7 development well on the Chaza Block (100 % working interest ("WI"), operated) spud on September 6, 2012, and reached a total depth at 9,295 feet measured depth (“MD”) in basement. Due to encountering additional unexpected oil bearing reservoirs, the well was extended 450 meters, or approximately 1,400 meters southwest of Moqueta-4. A total of 215 feet of potential net pay has been encountered in Moqueta-7, with no oil-water contacts encountered in the main field, nor in the two new fault blocks encountered by the well, based on well cuttings and electric log interpretations. Actual oil pay thicknesses are subject to testing of the reservoirs.  This testing has begun and is expected to be completed by the end of November 2012.

Additionally, the Costayaco-16 development well on the Chaza Block, which spud on June 6, 2012, was completed during the quarter and is on production and the La Vega Este-1 oil exploration well on the Azar Block (40 % WI, operated) was plugged and abandoned during the quarter.

We commenced civil works for an oil exploration well in the Turpial Block (50% WI, operated) and an additional development well in the Moqueta field. Facilities work continued on the Costayaco and Moqueta fields and 3D seismic was acquired on the Rumiyaco Block.

Subsequent to September 30, 2012, we were the successful bidder in Colombia's National Hydrocarbon Agency (“ANH”) bid round on the Sinu-1 and Sinu-3 Blocks of the Sinu Basin in northern Colombia. The open and competitive process was available to those pre-qualified by the ANH and bid contracts are expected to be finalized before December 31, 2012. We will become the operator of both blocks, subject to ANH approval. We will hold a 60% WI in the Sinu-1 Block and a 51% WI in the Sinu-3 Block, adjacent to, and immediately east of the Sinu-1 Block.

Outlook - Colombia

The 2012 capital program in Colombia is $172 million with $120 million allocated to drilling, $22 million to facilities and pipelines and $30 million for G&G expenditures.

Our planned work program for the remainder of 2012 in Colombia includes drilling a development well on the Costayaco field and an additional development well on the Moqueta field, one gross oil exploration well on each of the Turpial Block and Sierra Nevada Block (100 % WI, operated) and converting an existing well on the Garibay Block (50 % WI, operated) to a water injector well. Additionally, G&G expenditures are planned for the Chaza, Piedemonte Norte, Garibay and Putumayo-1 Blocks.

Segmented Results – Argentina

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$22,332	$15,189	47	$59,183	$33,038	79
Interest income	10	(22)	145	96	6	—
	22,342	15,167	47	59,279	33,044	79

Operating expenses	8,197	7,946	3	24,490	18,921	29
DD&A expenses	9,165	6,509	41	23,080	13,161	75
G&A expenses	2,258	2,389	(5)	7,268	6,086	19
Foreign exchange loss (gain)	945	(54)	—	1,873	28	—
	20,565	16,790	22	56,711	38,196	48

Income (loss) before income taxes	$1,777	$(1,623)	209	$2,568	$(5,152)	150

Production

Oil and NGL's, bbl	290,414	227,157	28	773,252	527,507	47
Natural gas, Mcf	325,013	443,202	(27)	1,003,510	758,784	32
Total production, BOE (1)	344,583	301,024	14	940,504	653,971	44

Average Prices

Oil and NGL's per bbl	$72.05	$60.29	20	$71.48	$58.00	23
Natural gas per Mcf	$4.34	$3.37	29	$3.90	$3.22	21

Segmented Results of Operations per BOE

Oil and natural gas sales	$64.81	$50.46	28	$62.93	$50.52	25
Interest income	0.03	(0.07)	(143)	0.10	0.01	900
	64.84	50.39	29	63.03	50.53	25

Operating expenses	23.79	26.40	(10)	26.04	28.93	(10)
DD&A expenses	26.60	21.62	23	24.54	20.12	22
G&A expenses	6.55	7.94	(18)	7.73	9.31	(17)
Foreign exchange loss (gain)	2.74	(0.18)	—	1.99	0.04	—
	59.68	55.78	7	60.30	58.40	3

Income (loss) before income taxes	$5.16	$(5.39)	196	$2.73	$(7.87)	135

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three and nine months ended September 30, 2012, income before income taxes in Argentina was $1.8 million and $2.6 million, respectively, compared with loss before income taxes of $1.6 million and $5.2 million in the comparable periods in 2011, respectively. In the three and nine months ended September 30, 2012, increased oil and natural gas sales more than offset increased operating and DD&A expenses and foreign exchange losses.

Total production of oil and gas from the Argentina segment increased by 14% to 0.3 MMBOE in the third quarter of 2012 and by 44% to 0.9 MMBOE for the nine months ended September 30, 2012. The acquisition of Petrolifera on March 18, 2011, added seven blocks in the Neuquen Basin, including production from four blocks, to the Argentina segment. Production in the nine months ended September 30, 2012, included Petrolifera production of 0.5 MMBOE, NAR and adjusted for inventory changes, which was comparable with Petrolifera's production in the nine months ended September 30, 2011.

Oil and NGL production, NAR and adjusted for inventory changes, increased 28% to 0.3 MMbbl for the three months ended September 30, 2012, and increased 47% to 0.8 MMbbl for the nine months ended September 30, 2012 compared with the comparable periods in 2011. The increase was due to production from the Proa-2 well, in the Surubi Block, which began production in April 2012.

Natural gas production, NAR amounted to 0.3 Bcf in the third quarter of 2012 bringing natural gas production year to date to 1.0 Bcf. Natural gas production, NAR, amounted to 0.4 Bcf in the third quarter of 2011.

Revenue and other income increased by 47% to $22.3 million in the third quarter of 2012 and by 79% to $59.3 million for the nine months ended September 30, 2012, due to higher production volumes and increased prices.

Average oil prices increased by 20% in the third quarter of 2012 and 23% in the nine months ended September 30, 2012, compared with the comparable periods in 2011. Due to the Argentine regulatory regime, the average oil price we received for production from our blocks during the third quarter of 2012 was $72.05 per bbl. Currently most oil and gas producers in Argentina are operating without sales contracts for periods longer than several months. We are continuing deliveries to refineries and are negotiating a price for those deliveries on a regular and short-term basis. We have been able to negotiate higher oil prices with refineries as a result of the Argentine government’s decision to allow an increase in domestic petroleum product prices. Prices have now stabilized.

Operating expenses increased by 3% to $8.2 million and 29% to $24.5 million for the three and nine months ended September 30, 2012, respectively, from the comparable periods in 2011. The increase was due to higher production volumes, partially offset by a reduction in the per BOE cost, and nine months versus six months of operating costs relating to the Petrolifera properties included in 2012 results as compared to the prior year. On a per BOE basis, operating expenses decreased by 10% to $23.79 and 10% to $26.04 for the three and nine months ended September 30, 2012, respectively. The reduction in operating costs on a per BOE basis was due to increased production from the Surubi Block, which has lower per BOE operating costs.

DD&A expenses increased by 41% to $9.2 million and 75% to $23.1 million for the three and nine months ended September 30, 2012, respectively, from the comparable periods in 2011. The increase was due to higher production volumes and an increase in the per BOE depletion rate. On a per BOE basis, DD&A expenses increased by 23% to $26.60 and 22% to $24.54 for the three and nine months ended September 30, 2012, respectively, due to a reduction in reserves.

G&A expenses were $2.3 million ($6.55 per BOE) and $7.3 million ($7.73 per BOE) in the three and nine months ended September 30, 2012, respectively, compared with $2.4 million ($7.94 per BOE) and $6.1 million ($9.31 per BOE) in the comparable periods. G&A expenses in the three and nine months ended September 30, 2011 included $0.8 million and $1.6 million, respectively, of interest expense on debt acquired on the Petrolifera acquisition which was repaid in August 2011 when the Argentine requirements allowed it to be repaid. For the three and nine months ended September 30, 2012, salaries related expenses were higher due to an increased headcount as a result of expanded operations.

Capital Program - Argentina

Capital expenditures in our Argentine segment during the third quarter of 2012 were $11.6 million bringing total expenditures for the nine months ended September 30, 2012, to $28.4 million. Third quarter 2012 capital expenditures included drilling expenditures of $8.2 million, G&G expenses of $1.6 million, facilities expenses of $0.7 million and other expenditures of $1.1 million.

During the third quarter of 2012, we commenced drilling one exploration well and seven development wells in Argentina:

•
Drilling commenced on five development wells, PMN 1120, PMN 1122, PMN 1123, PMN 1124 and PMN 1125, on the Puesto Morales Block (100% WI, operated). Four of these wells are producing and one is a water injection well. A sixth development well was spud on October 1, 2012.

•
On the Rinconada Norte Block (35% WI, non-operated), drilling commenced on two development wells, RN.a -1018 and RN.a -1009. These wells are currently being completed. Additionally, together with our partner, we drilled one exploration well, RN.x -1020, which was plugged and abandoned.

Additionally, we successfully completed three workovers on the Puesto Morales Block and one workover on the Rinconada Norte Block. We are optimizing the waterflood program in the developed area of the Sierra Blancas formation.

Outlook – Argentina

The 2012 capital program in Argentina is $46 million with $34 million allocated to drilling, $4 million to facilities and pipelines, and $8 million to G&G expenditures.

Our planned work program for the remainder of 2012 in Argentina includes drilling three development wells on the Puesto Morales Block and workovers on existing wells. We also plan to acquire G&G on the Puesto Morales and Valle Morado Blocks and perform facilities work on the El Chivil Block.

Segmented Results – Peru

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
(Thousands of U.S. Dollars)
Interest income	$—	$6	(100)	$15	$140	(89)

Operating expenses	—	80	(100)	161	$252	(36)
DD&A expenses	68	7,375	(99)	1,174	40,838	(97)
G&A expenses	1,034	946	9	3,116	2,511	24
Foreign exchange (gain) loss	(255)	37	(789)	(289)	(33)	776
	847	8,438	(90)	4,162	43,568	(90)

Loss before income taxes	$(847)	$(8,432)	90	$(4,147)	$(43,428)	90

DD&A expenses for the third quarter of 2011 and the nine months ended September 30, 2011, included $7.4 million and $40.8 million of impairment charges relating to drilling costs from a dry well and seismic costs on blocks which were relinquished.

G&A expenses were $1.0 million in the third quarter of 2012 compared with $0.9 million in the comparable quarter of 2011 and $3.1 million in the nine months ended September 30, 2012 compared with $2.5 million in the comparable period of 2011. The increases were due to higher salaries expense resulting from expanded operations.

Capital Program – Peru

Capital expenditures in our Peruvian segment during the third quarter of 2012 were $11.2 million, bringing total expenditures for the nine months ended September 30, 2012 to $43.9 million

Third quarter of 2012 capital expenditures included drilling expenditures of $6.6 million, G&G expenses of $2.2 million and other expenditures of $2.4 million.

During the third quarter of 2012, we continued civil construction of a drilling platform and dock facility on Block 95 (increased from 60% to 100% WI, subject to government approval, and operator) in Peru. Additionally, we acquired 2D seismic on this block during the quarter.

Subsequent to September 30, 2012, we assumed 100% WI and operatorship of Blocks 123 and 129, subject to government approval.

Outlook - Peru

The 2012 capital program in Peru is $66 million with $33 million allocated to drilling, $12 million to acquisitions and $21 million for G&G expenditures.

Our planned work program for the remainder of 2012 in Peru includes pre-drilling activities and the commencement of drilling for one exploration well on Block 95, the commencement of an aeromagnetic and aerogravity survey and Environmental Impact Assessments on Block 133 and environmental health and safety programs on all blocks.

Segmented Results - Brazil

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$674	$2,160	(69)	$2,962	$2,494	19
Interest income	40	8	400	607	19	—
	714	2,168	(67)	3,569	2,513	42

Operating expenses	1,093	479	128	2,264	545	315
DD&A expenses	305	830	(63)	22,379	1,082	—
G&A expenses	355	863	(59)	1,492	3,528	(58)
Foreign exchange loss	131	588	(78)	1,901	694	174
	1,884	2,760	(32)	28,036	5,849	379

Loss before income taxes	$(1,170)	$(592)	(98)	$(24,467)	$(3,336)	(633)

Production (1)

Oil and NGL's, bbl	7,559	21,424	(65)	31,575	25,437	24

Average Prices

Oil and NGL's per bbl	$89.17	$100.82	(12)	$93.81	$98.05	(4)

Segmented Results of Operations per BOE

Oil and natural gas sales	$89.17	$100.82	(12)	$93.81	$98.05	(4)
Interest income	5.29	0.37	—	19.22	0.75	—
	94.46	101.19	(7)	113.03	98.80	14

Operating expenses	144.60	22.36	547	71.70	21.43	235
DD&A expenses	40.35	38.74	4	708.76	42.54	—
G&A expenses	46.96	40.28	17	47.25	138.70	(66)
Foreign exchange loss	17.33	27.45	(37)	60.21	27.28	121
	249.24	128.83	93	887.92	229.95	286

Loss before income taxes	$(154.78)	$(27.64)	460	$(774.89)	$(131.15)	491

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three months ended September 30, 2012, loss before income taxes in Brazil was $1.2 million compared with $0.6 million in the comparable period in 2011. For the nine months ended September 30, 2012, loss before income taxes was $24.5 million compared with $3.3 million in the comparable period in 2011. We began recording revenue from production in Brazil from Block 155 in the onshore Recôncavo Basin on June 15, 2011, the date regulatory approval was received for the purchase of our 70% working interest in that block.

Oil and natural gas sales and operating expenses represented sales and operating expenses from Block 155. Oil and natural gas sales in the third quarter of 2012 were lower than the comparable quarter in 2011 as a result of production being shut in between the expiry of the long-term test phase on July 31, 2012 and the declaration of commerciality for the Tiê field. Production recommenced on September 21, 2012 after the receipt of regulatory approval. We were also subject to gas flaring restrictions during the third quarter of 2012, which were subsequently eased and are subject to re-approval for periods after December 31, 2012. For the nine months ended September 30, 2012, production of oil and NGLs, NAR and adjusted for inventory changes, increased by 24% from the comparable period in 2011. The comparative period included production from June 15, 2011 onwards.

Average Brent oil prices for the three and nine months ended September 30, 2012, were $109.61 and $112.20 per bbl. The price we receive in Brazil is at a discount to Brent due to a refining discount.

DD&A expenses in the nine months ended September 30, 2012 included a ceiling test impairment loss of $20.2 million. The impairment loss related to seismic and drilling costs on Block BM-CAL-10.

G&A expenses were $0.4 million and $0.9 million in the third quarter of 2012 and 2011 and $1.5 million and $3.5 million in the nine months ended September 30, 2012 and 2011, respectively. We began recognizing production in Brazil in June 2011 upon receipt of regulatory approval. This resulted in a significant increase in the costs that were directly attributable to operations and exploration and development and a corresponding reduction in G&A expenses compared with the same period in 2011.

Capital Program – Brazil

Capital expenditures in Brazil during the third quarter of 2012 were $2.8 million, bringing total expenditures for the nine months ended September 30, 2012 to $44.5 million. Third quarter 2012 capital expenditures included $1.8 million of drilling expenditures, $0.8 million of facilities expenses and $0.2 million of other expenditures.

On October 8, 2012, we received regulatory approval and acquired the remaining 30% working interest in Blocks 129, 142, 155 and 224 in the Recôncavo Basin in Brazil.

Outlook – Brazil

The 2012 capital program in Brazil is $94 million with $56 million allocated to drilling, $36 million to acquisition costs and $2 million to facilities and pipelines expenditures. We have delayed some drilling activity and facilities work until 2013.

Our planned work program for the remainder of 2012 in Brazil includes drilling two horizontal sidetrack oil exploration wells on Blocks 155 and 142 (100% WI and operator) and facilities work on Block 155.

Results - Corporate Activities

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
(Thousands of U.S. Dollars)
Interest income	$96	$87	10	$312	$348	(10)

DD&A expenses	251	223	13	724	533	36
G&A expenses	4,745	5,691	(17)	16,439	19,073	(14)
Financial instruments gain	—	—	-	—	(1,522)	(100)
Gain on acquisition	—	—	-	—	(21,699)	(100)
Foreign exchange (gain) loss	(1,238)	970	(228)	(57)	1,137	(105)
	3,758	6,884	(45)	17,106	(2,478)	790

(Loss) income before income taxes	$(3,662)	$(6,797)	46	$(16,794)	$2,826	(694)

G&A expenses in the third quarter of 2012 decreased from $5.7 million in the comparable quarter in 2011 to $4.7 million. For the nine months ended September 30, 2012, G&A expenses were $16.4 million compared with $19.1 million in the comparable period in 2011. In the three and nine months ended September 30, 2012, increases in salaries expenses due to expanded operations were more than offset by an increase in the amount of costs recovered from business units, a reduction in consulting costs and the absence of Petrolifera acquisition costs ($1.2 million in the nine months ended September 30, 2011).

Gain on acquisition in the nine months ended September 30, 2011 related to the acquisition of Petrolifera.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $127.6 million compared with $351.7 million at December 31, 2011.

We believe that our cash resources, including cash on hand, cash generated from operations and our revolving credit facility, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for 2012, given current oil price trends and production levels. In accordance with our investment policy, cash balances are held in our primary cash management bank, HSBC Bank plc., in interest earning current accounts or are invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

At September 30, 2012, 77% of our cash and cash equivalents was held by our foreign subsidiaries. This balance is not available to fund domestic operations unless funds are repatriated. We do not intend to repatriate funds, but if we did we would have to accrue and pay taxes. Additionally, exchange controls may prevent us from transferring funds abroad. For example, the Argentine government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentine Central Bank. The Central Bank may require prior authorization and may or may not grant such authorization for our Argentine subsidiaries to make payments to us. There may be a tax imposed with respect to the expatriation of the proceeds from our foreign subsidiaries. The Brazilian government has similar regulations in place regarding foreign exchange controls.

Effective July 30, 2010, we established a credit facility with BNP Paribas for a three-year term which may be extended or amended by agreement between the parties. This reserve-based facility has a maximum borrowing base of up to $100 million and is supported by the present value of our Colombian petroleum reserves of two of our subsidiaries with operating branches in Colombia – Gran Tierra Energy Colombia Ltd. and Solana Petroleum Exploration (Colombia) Ltd ("Solana Colombia"), and our subsidiary in Brazil - Gran Tierra Energy Brasil Ltda. Subsequent to September 30, 2012, Solana Colombia merged into Petrolifera Petroleum (Colombia) Limited ("PPCL") and continued as PPCL. Upon completion of the merger, the facility is held by PPCL and the underlying reserves continue to support the facility. The initial committed borrowing base is $20 million and, effective August 2, 2012, the committed borrowing base was increased to $50 million. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus 3.5%. In addition, a stand-by fee of 1.5% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. On May 17th, 2012, BNP Paribas sold Solana’s credit facility to Wells Fargo Bank National Association, as part of the sale of its North American reserve-based lending business. At September 30, 2012, and December 31, 2011, we had not drawn down any amounts under this facility.

Cash Flows

During the nine months ended September 30, 2012, our cash and cash equivalents decreased by $224.1 million as a result of cash used in investing activities of $243.8 million, partially offset by cash provided by operating activities of $15.9 million and cash provided by financing activities of $3.8 million.

Cash provided by operating activities in the nine months ended September 30, 2012 was primarily affected by increased operating expenses and realized foreign exchange losses and a $190.6 million increase in assets and liabilities from operating activities. The main changes in assets and liabilities from operating activities were as follows: accounts receivable increased by $96.7 million due to increased oil and gas sales and the timing of collection of receivables; inventory increased by $9.8 million due to the change in sales point under a new sales agreement in Colombia; accounts payable and accrued liabilities decreased by $26.0 million; and taxes payable decreased by $59.3 million due to tax payments in Colombia. The decrease in accounts payable and accrued liabilities was primarily the result of a reduction in royalties payable due to the timing of royalty payments and a reduction in VAT payable.

Cash outflows from investing activities in the third quarter of 2012 included capital expenditures of $222.1 million and an increase in restricted cash of $21.7 million related to the pending 30% working interest acquisition in Brazil.

Cash provided by financing activities in the third quarter of 2012 related to proceeds from issuance of common shares upon the exercise of stock options.

Off-Balance Sheet Arrangements

As at September 30, 2012, we had no off-balance sheet arrangements.

Contractual Obligations

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2012:

	As at September 30, 2012
	Payments Due in Period
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
(Thousands of U.S. Dollars)
Oil transportation services	$31,283	$7,259	$6,811	$6,811	$10,402
Drilling and geological and geophysical	42,738	39,484	3,254	—	—
Completions	28,589	23,077	5,512	—	—
Facility construction	31,949	16,134	15,815	—	—
Operating leases	6,008	2,663	3,237	108	—
Software and telecommunication	2,770	1,614	1,089	67	—
Consulting	1,298	1,298	—	—	—
Total	$144,635	$91,529	$35,718	$6,986	$10,402

At September 30, 2012, we had also provided promissory notes totaling $32.8 million as security for letters of credit relating to work commitment guarantees contained in exploration contracts.

Related Party Transactions

On January 12, 2011, we entered into an agreement to sublease office space to a company of which our President and Chief Executive Officer serves as an independent director. The term of the sublease runs from February 1, 2011, to January 30, 2013, and the sublease payment is $4,500 per month plus approximately $4,700 of operating and other expense; however, subsequent to September 30, 2012, the lease was modified to terminate October 31, 2012 so that we can use this office space.

On August 3, 2010, we entered into a contract related to the Peru drilling program with a company for which one of our directors is a shareholder and director. During the three and nine months ended September 30, 2011, $0.2 million and $2.2 million was incurred and capitalized under this contract. During the three and nine months ended September 30, 2012, $nil was incurred and capitalized under this contract.

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

Item 3 - Quantitative and Qualitative Disclosures About Market risk

Our principal market risk relates to oil prices. Most of our revenues are from oil sales at prices which are defined by contract relative to WTI or Brent and adjusted for quality each month. In Argentina, a further discount factor which is related to a tax on oil exports establishes a common pricing mechanism for all oil produced in the country, regardless of its destination.

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

Additionally, unrealized foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $101,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

We consider our exposure to interest rate risk to be immaterial. Our interest rate exposures primarily relate to our investment portfolio. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality bank issues at overnight rates, or U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. A 10% change in interest rates would not have a material effect on the value of our investment portfolio. We do not hold any of these investments for trading purposes. We do not hold equity investments, and we have no debt.

Item 4. - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Gran Tierra’s production from the Costayaco field is subject to an additional royalty that applies when cumulative gross production from a commercial field is greater than five million barrels. This additional royalty is calculated on the difference between a trigger price defined by the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) and the sales price. The ANH has requested that the additional compensation be paid with respect to production from wells relating to the Moqueta discovery and has initiated a noncompliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, Gran Tierra views the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds five million barrels. Discussions with the ANH have not resolved this issue and Gran Tierra has sent notice to the ANH to initiate the dispute resolution process prescribed by the Chaza Contract. As at September 30, 2012, total cumulative production from the Moqueta field was 0.7 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $13.1 million. At this time, no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

We have several other lawsuits and claims pending for which we currently cannot determine the ultimate result. We record costs as they are incurred or become probable and determinable. We believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 27, 2012, are set forth below and are unchanged substantively at September 30, 2012, other than those designated by an asterisk “*”.

Risks Related to Our Business

*Guerrilla Activity in Colombia Has Disrupted and Delayed, and Could Continue to Disrupt or Delay, Our Operations and We Are Concerned About Safeguarding Our Operations and Personnel in Colombia.

During 2012, the guerrilla activity in Colombia has increased significantly. This increased activity creates a greater risk for our operations and our employees and our mitigation activities may not be adequate to alleviate the risks arising from such guerrilla activity.

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

We operate principally in the Putumayo Basin in Colombia, and have properties in other basins, including the Catatumbo, Cauca, Llanos, Middle Magdalena and Lower Magdalena basins. The Putumayo and Catatumbo regions have been the breeding place of guerrilla activity. Beginning in 1989, our predecessor company's facilities in one field were attacked by guerrillas and operations were briefly disrupted. In October 2010, two of our sites in the Putumayo/Cauca were attacked by FARC guerrillas causing some disruption to operations. Pipelines have also been primary targets because such pipelines cannot be adequately secured due to the sheer size of such pipelines and the remoteness of the areas in which the pipelines are laid. The Ecopetrol-operated OTA pipeline which transports oil from the Putumayo region and upon which we materially rely has been a target by these guerrilla groups. In March and April of 2008, June, July, August and October of 2009, June, August, and September of 2010, February 2011, February to August of 2012 and October 2012, sections of the OTA pipeline were sabotaged by guerrillas, which temporarily reduced our deliveries to Ecopetrol during the affected periods. In the nine months ended September 30, 2012, the OTA pipeline was shutdown for over 120 days and the shutdown has had a material adverse effect on our deliveries to Ecopetrol and our financial performance for 2012. Such disruptions may continue indefinitely.

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

The majority of our oil in Colombia is delivered by a single pipeline to Ecopetrol and sales of oil have been and could continue to be disrupted by damage to this pipeline or displaced by Ecopetrol’s use of the pipeline itself. Starting in February 2012, we are operating under a new transportation contract with Ecopetrol which changes the point at which Ecopetrol takes delivery of our oil. Previously, Ecopetrol took delivery of our oil at the beginning of the export pipeline. Under the new transportation contract, Ecopetrol takes delivery at the end of the export pipeline. This creates a risk of loss of oil due to sabotage by guerrillas or theft from the pipeline which may result in reduced revenues and increased clean-up or third party costs. We have attempted to mitigate the risk of increased costs with insurance and are investigating potential ways to mitigate the reduced revenue risk. Ecopetrol maintains responsibility for clean-up of any spilled oil and for pipeline repair.

Problems with these pipelines can cause interruptions to our producing activities if they are for a long enough duration that our storage facilities become full. For example, we experienced disruptions in transportation on this pipeline in March and April of 2008, June, July and August of 2009, June, August, and September 2010, February 2011, February to August of 2012 and October 2012 as a result of sabotage by guerrillas. In addition, there is competition for space in these pipelines, and additional discoveries in our area of operations by other companies could decrease the pipeline capacity available to us. Trucking is an alternative to transportation by pipeline; however, it is generally more expensive and carries higher safety risks for us, our employees and the public.

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

The entire Argentine domestic refining market is small and export opportunities are limited by available infrastructure. As a result, our oil and gas sales in Argentina will depend on a relatively small group of customers, and currently, on two significant customers. The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect our financial results. Currently, all operators in Argentina are operating without long-term sales contracts. We cannot provide any certainty as to when the situation will be resolved or what the final outcome will be.

In Brazil, there are a number of potential customers for our oil, and we are working to establish relationships with as many as possible to ensure a stable market for our oil. Currently, essentially all of our production in Brazil is sold to Petróleo Brasileiro S.A (“Petrobras”). Petrobras’ refinery in the area of our operations has had some technical difficulties which have restricted its ability to receive deliveries. Our second option in the area is at full capacity. This could mean that we cannot produce to full capacity in the area because of restrictions in being able to deliver our oil.

*Our Business is Subject to Local Legal, Political and Economic Factors Which are Beyond Our Control, Which Could Impair Our Ability to Expand Our Operations or Operate Profitably.

We operate our business in Colombia, Argentina, Peru, and Brazil, and may eventually expand to other countries. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. For example, starting on November 21, 2008, we were forced to reduce production in Colombia on a gradual basis, culminating on December 11, 2008 when we suspended all production from the Santana, Guayuyaco and Chaza blocks in the Putumayo Basin. This temporary suspension of production operations was the result of a declaration of a state of emergency and force majeure by Ecopetrol due to a general strike in the region. In January 2009, the situation was resolved and we were able to resume production and sales shipments. Starting in 2010, there was an increased presence of illegitimate unionization activities in the Putumayo Basin by the Sindicato de Trabajadores Petroleros del Putumayo, which disrupted our operations from time to time and may do so in the future. During 2012 and 2011, Argentina has experienced increased union activity and this may create disruptions in our Argentine operations in the future. During 2012, we have also experienced related issues with landowners blocking access to our fields for short periods of time in Argentina. South America has a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including the imposition of additional taxes. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any changes in oil and gas or investment regulations and policies or a shift in political attitudes in Argentina, Colombia, Peru or Brazil or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit.

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

Our capital program for 2012 calls for approximately $380 million to fund our exploration and development, which we intend to fund through existing cash and cash flows from operations. Funding this program relies in part on oil prices remaining high and other factors to generate sufficient cash flow. If we are not able to generate the sales which, together with our current cash resources, are sufficient to fund our capital program, we will not be able to efficiently execute our business plan which would cause us to decrease our exploration and development, which could harm our business outlook, investor confidence and our share price.

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

To develop our business, we endeavor to use the business relationships of our management and board of directors to enter into strategic and business relationships, which may take the form of joint ventures with other parties or with local government bodies, or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We also have an active business development program to develop those relationships and foster new relationships. We may not be able to establish these business relationships, or if established, we may choose the wrong partner or we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to take to fulfill our obligations to these partners or maintain our relationships. If we fail to make the cash calls required by our joint venture partners in the joint ventures we do not operate, we may be required to forfeit our interests in these joint ventures. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

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

The ANH has requested that the additional compensation be paid with respect to production from the recently drilled wells relating to the Moqueta discovery and has initiated a noncompliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, we view the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is our view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds five million barrels. Discussions with the ANH have not resolved this issue and we have sent notice to the ANH to initiate the dispute resolution process prescribed by the Chaza Contract. No assurance can be made that our interpretation will prevail and, depending on the ultimate size of the cumulative production from the Moqueta field in the future, such amounts may be material if such additional compensation must be paid. As at September 30, 2012, total cumulative production from the Moqueta field was 0.7 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $13.1 million. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our executive team and other personnel in conducting our business. The loss of any of these individuals or our inability to attract suitably qualified individuals to replace any of them could materially adversely impact our business. We are experiencing difficulties in finding and retaining suitably qualified staff in certain jurisdictions, particularly in Brazil and Peru , where experienced personnel in our industry are in high demand and competition for their talents is intense.

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

*Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our production in Argentina is primarily invoiced in United States dollars, but payment is made in Argentine pesos, at the then current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to United States dollars, our functional currency. Since September 1, 2005, exchange rates between the Colombian peso and U.S. dollar have varied between 1,648 pesos to one U.S. dollar to 2,632 pesos to one U.S. dollar, a fluctuation of approximately 60%. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentine peso and U.S. dollar has varied between 3.05 pesos to one U.S. dollar to 4.53 pesos to the U.S. dollar, a fluctuation of approximately 43%. Production in Brazil is invoiced and paid in Brazilian Reals. Since September 1, 2005, the exchange rate of the Brazilian Real has varied between 1.56 Reals to one U.S. dollar to 2.45 Reals to the U.S. dollar, a variance of 57%. Current and deferred tax liabilities in Colombia are denominated in Colombian pesos and the strengthening of 7.3% in the Colombian Peso against the U.S. dollar in the nine months ended September 30, 2012, resulted in a foreign exchange loss.

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

Negative Political Developments in Peru May Negatively Affect our Proposed Operations.

Peru held a national election in June 2011 after which a new political regime was elected, led by the left-populist candidate, Ollante Humala, who was elected the President. Mr. Humala has noted that the past decade prioritized the strengthening of democracy with economic growth, while the new government will enhance social inclusion to benefit the neediest. This newly elected political regime may adopt new policies, laws and regulations that are more hostile toward foreign investment which may result in the imposition of additional taxes, the adoption of regulations that limit price increases, termination of contract rights, or the expropriation of foreign-owned assets. While we do not have any reserves or any producing wells in Peru at this time, we do hold significant land holdings in Peru and such actions by the elected political regime could limit the amount of our future revenue in that country and affect our results of operations.

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

We are subject to licensing and permitting requirements relating to exploring and drilling for and development of oil and natural gas, including seismic, environmental and many other operating permits. We may not be able to obtain, sustain or renew such licenses and permits on a timely basis or at all. For example, the permitting process in Peru takes significant time, meaning that exploration and development projects have a longer cycle time to completion than they might elsewhere. Other drilling projects are being delayed because the Ministry of the Environment has not increased staffing levels to meet increased activity in the oil and gas industry in Colombia and so permit processing is taking longer than usual. These delays are also significantly impacting other industry participants. Regulations and policies relating to these licenses and permits may change, be implemented in a way that we do not currently anticipate or take significantly greater time to obtain. These licenses and permits are subject to numerous requirements, including compliance with the environmental regulations of the local governments. As we are not the operator of all the joint ventures we are currently involved in, we may rely on the operator to obtain all necessary permits and licenses. If we fail to comply with these requirements, we could be prevented from drilling for oil and natural gas, and we could be subject to civil or criminal liability or fines. Revocation or suspension of our environmental and operating permits could have a material adverse effect on our business, financial condition and results of operations. For example, currently in Brazil, we are subject to restrictions on flaring natural gas, which have the impact of limiting our production capacity.

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

Exploration, development, production (including transportation and workover costs), marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the oil and gas that we produce. These costs are subject to fluctuations and variation in different locales in which we operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

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

In 2011, we recorded a ceiling test impairment loss of $42.0 million in our Peru cost center related to seismic and drilling costs on two blocks which were relinquished and a ceiling test impairment loss of $25.7 million in our Argentina cost center related to an increase in estimated future operating and capital costs to produce our remaining Argentine proved reserves and a decrease in reserve volumes. In the nine months ended September 30, 2012, we recorded a ceiling test impairment loss of $20.2 million in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. The farmout agreement for that block terminated during the first quarter of 2012 when we provided notice that we would not enter into the second exploration period.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI per barrel was $66 in 2006, $72 in 2007, $100 in 2008, $62 in 2009, $79 in 2010, $95 in 2011 and $96 for the nine months ending September 30, 2012, demonstrating the inherent volatility in the market. Average Brent oil prices for the three and nine months ended September 30, 2012, were $109.61 and $112.20 per bbl. Given the current economic environment and unstable conditions in the Middle East, North Africa, the United States and Europe, the oil price environment is increasingly unpredictable and unstable. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

In addition, oil and natural gas prices in Argentina are effectively regulated and during 2009, 2010, 2011 and 2012, were substantially lower than those received in North America. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, the purchaser of most of the oil that we produce in Colombia, may cause realized prices to be lower or higher than those received in North America. Oil prices in Brazil are defined by contract with the refinery and may be lower or higher than those received in North America.

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

GRAN TIERRA ENERGY INC.

Date: November 7, 2012	/s/ Dana Coffield
By: Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2012	/s/ James Rozon
By: James Rozon Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (SEC File No. 001-34018), filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (SEC File No. 333-153376), filed with the SEC on October 10, 2008.

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited. #	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A (SEC File No. 001-34018), filed with the SEC on January 6, 2010.

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2008 (SEC File No. 000-52594).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.4	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

10.1	Addendum No. 2 to the Purchase Agreement between Gran Tierra Energy Colombia Ltd. and Ecopetrol S.A. with respect to the sale of crude oil from the Chaza Block, Santana Block and Guayuyaco Block.	Filed herewith.

10.2
Addendum No. 2 to the Purchase Agreement between Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A. with respect to the sale of crude oil from the Chaza Block, Santana Block and Guayuyaco Block.
Filed herewith.

10.3	Addendum No. 1 to the Transportation Agreement between Gran Tierra Energy Colombia Ltd. and Ecopetrol S.A.	Filed herewith.

10.4	Addendum No. 1 to the Transportation Agreement between Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A.	Filed herewith.

10.5	Sixth Amendment to Credit Agreement, dated as of October 9, 2012, among Solana Resources Limited, Gran Tierra Energy Inc., Wells Fargo Bank, National Association, and the Lenders	Filed herewith.

31.1	Certification of Principal Executive Officer	Filed herewith.

31.2	Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.

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