Form 10-Q
period 2013-03-31
GRAN TIERRA ENERGY INC.
filed 2013-05-06
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013

or

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

On April 30, 2013, the following number of shares of the registrant’s capital stock were outstanding: 269,577,263 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value, representing 6,223,810 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing 6,840,062 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Three Months Ended March 31, 2013

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

Production represents production volumes NAR adjusted for inventory changes. Our reserves and sales are also reported NAR.

NGL volumes are converted to BOE on a one-to-one basis with oil. Gas volumes are converted to BOE at the rate of 6 Mcf of gas per bbl of oil, based upon the approximate relative energy content of gas and oil. The rate is not necessarily indicative of the relationship between oil and gas prices. BOEs may be misleading, particularly if used in isolation. A BOE conversion ratio of 6 Mcf: 1 bbl is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2013	2012
REVENUE AND OTHER INCOME
Oil and natural gas sales	$204,780	$155,248
Interest income	591	703
	205,371	155,951
EXPENSES
Operating	41,015	24,487
Depletion, depreciation, accretion and impairment (Note 4)	58,412	60,367
General and administrative	11,421	15,899
Foreign exchange (gain) loss	(5,229)	24,375
Other loss (Note 8)	4,400	—
	110,019	125,128

INCOME BEFORE INCOME TAXES	95,352	30,823
Income tax expense (Note 7)	(37,439)	(31,136)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	57,913	(313)
RETAINED EARNINGS, BEGINNING OF PERIOD	284,673	185,014
RETAINED EARNINGS, END OF PERIOD	$342,586	$184,701

NET INCOME (LOSS) PER SHARE — BASIC	$0.21	$(0.00)
NET INCOME (LOSS) PER SHARE — DILUTED	$0.20	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	282,138,525	278,734,280
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	285,026,183	278,734,280

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$235,910	$212,624
Restricted cash	1,375	1,404
Accounts receivable	147,791	119,844
Inventory (Note 4)	18,320	33,468
Taxes receivable	14,326	39,922
Prepaids	4,332	4,074
Deferred tax assets (Note 7)	1,361	2,517
Total Current Assets	423,415	413,853

Oil and Gas Properties (using the full cost method of accounting)
Proved	802,267	813,247
Unproved	418,647	383,414
Total Oil and Gas Properties	1,220,914	1,196,661
Other capital assets	8,946	8,765
Total Property, Plant and Equipment (Note 4)	1,229,860	1,205,426

Other Long-Term Assets
Restricted cash	2,386	1,619
Deferred tax assets (Note 7)	2,807	1,401
Taxes receivable	2,564	1,374
Other long-term assets	7,448	6,621
Goodwill	102,581	102,581
Total Other Long-Term Assets	117,786	113,596
Total Assets	$1,771,061	$1,732,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$66,058	$102,263
Accrued liabilities	78,480	66,418
Taxes payable	31,387	22,339
Deferred tax liabilities (Note 7)	668	337
Asset retirement obligation (Note 6)	—	28
Total Current Liabilities	176,593	191,385

Long-Term Liabilities
Deferred tax liabilities (Note 7)	211,515	225,195
Equity tax payable (Note 7)	3,437	3,562
Asset retirement obligation (Note 6)	18,930	18,264
Other long-term liabilities	7,382	3,038
Total Long-Term Liabilities	241,264	250,059

Contingencies (Note 8)
Shareholders’ Equity
Common Stock (Note 5) (269,518,147 and 268,482,445 shares of Common Stock and 13,122,988 and 13,421,488 exchangeable shares, par value $0.001 per share, issued and outstanding as at March 31, 2013 and December 31, 2012, respectively)	8,973	7,986
Additional paid in capital	1,001,645	998,772
Retained earnings	342,586	284,673
Total Shareholders’ Equity	1,353,204	1,291,431
Total Liabilities and Shareholders’ Equity	$1,771,061	$1,732,875

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income (loss)	$57,913	$(313)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, accretion and impairment	58,412	60,367
Deferred tax recovery (Note 7)	(7,450)	(5,250)
Stock-based compensation (Note 5)	2,067	3,192
Unrealized foreign exchange (gain) loss	(6,744)	21,351
Settlement of asset retirement obligation (Note 6)	—	(404)
Other loss (Note 8)	4,400	—
Net change in assets and liabilities from operating activities
Accounts receivable and other long-term assets	(29,387)	(72,865)
Inventory	11,643	(4,500)
Prepaids	(258)	(618)
Accounts payable and accrued and other liabilities	(14,731)	(34,035)
Taxes receivable and payable	33,926	19,595
Net cash provided by (used in) operating activities	109,791	(13,480)

Investing Activities
Increase in restricted cash	(738)	(31,037)
Additions to property, plant and equipment	(87,378)	(77,983)
Net cash used in investing activities	(88,116)	(109,020)

Financing Activities
Proceeds from issuance of shares of Common Stock	1,611	891
Net cash provided by financing activities	1,611	891

Net increase (decrease) in cash and cash equivalents	23,286	(121,609)
Cash and cash equivalents, beginning of period	212,624	351,685
Cash and cash equivalents, end of period	$235,910	$230,076

Cash	$230,767	$148,035
Term deposits	5,143	82,041
Cash and cash equivalents, end of period	$235,910	$230,076

Supplemental cash flow disclosures:
Cash paid for income taxes	$13,103	$13,733

Non-cash investing activities:
Non-cash net liabilities related to property, plant and equipment, end of period	$66,536	$53,090

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,	Year Ended December 31,
	2013	2012
Share Capital
Balance, beginning of period	$7,986	$7,510
Issue of shares of Common Stock (Note 5)	987	476
Balance, end of period	8,973	7,986

Additional Paid in Capital
Balance, beginning of period	998,772	980,014
Issue of shares of Common Stock (Note 5)	—	2,902
Exercise of warrants	—	1,590
Expiry of warrants	—	190
Exercise of stock options (Note 5)	624	960
Stock-based compensation (Note 5)	2,249	13,116
Balance, end of period	1,001,645	998,772

Warrants
Balance, beginning of period	—	1,780
Exercise of warrants	—	(1,590)
Expiry of warrants	—	(190)
Balance, end of period	—	—

Retained Earnings
Balance, beginning of period	284,673	185,014
Net income	57,913	99,659
Balance, end of period	342,586	284,673

Total Shareholders’ Equity	$1,353,204	$1,291,431

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

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2012, included in the Company’s 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013.

The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company’s 2012 Annual Report on Form 10-K and are the same policies followed in these interim unaudited condensed consolidated financial statements. The Company has evaluated all subsequent events through to the date these interim unaudited condensed consolidated financial statements were issued.

Recently Issued Accounting Pronouncements

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is fixed at the Reporting Date

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013- 04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is fixed at the Reporting Date”. The ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The implementation of this update is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows.

3. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil and natural gas. The Company’s reportable segments are Colombia, Argentina, Peru and Brazil based on geographic organization. The level of activity in Peru and Brazil was not significant at March 31, 2013, or December 31, 2012; however, the Company has separately disclosed its results of operations in Peru and Brazil as reportable segments. The All Other category represents the Company’s corporate activities.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates reportable segment performance based on income or loss before income taxes.

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended March 31, 2013
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	180,003	18,540	—	6,237	—	204,780
Interest income	161	243	14	9	164	591
Depletion, depreciation, accretion and impairment	45,956	7,950	62	4,171	273	58,412
Depletion, depreciation, accretion and impairment - per unit of production	26.32	26.68	—	65.34	—	27.71
Income (loss) before income taxes	101,668	(1,636)	(1,227)	(439)	(3,014)	95,352
Segment capital expenditures	30,407	4,805	29,247	14,539	11	79,009
	Three Months Ended March 31, 2012
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	138,633	15,369	—	1,246	—	155,248
Interest income	204	47	15	294	143	703
Depletion, depreciation, accretion and impairment	32,286	5,925	115	21,808	233	60,367
Depletion, depreciation, accretion and impairment - per unit of production	25.80	22.80	—	1,741.44	—	39.62
Income (loss) before income taxes	60,120	(477)	(727)	(22,070)	(6,023)	30,823
Segment capital expenditures	20,349	14,105	16,655	36,256	226	87,591

	As at March 31, 2013
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$827,899	$136,029	$125,125	$137,772	$3,035	$1,229,860
Goodwill	102,581	—	—	—	—	102,581
Other assets	229,313	43,556	15,593	5,262	144,896	438,620
Total Assets	$1,159,793	$179,585	$140,718	$143,034	$147,931	$1,771,061

	As at December 31, 2012
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$840,027	$138,768	$95,940	$127,394	$3,297	$1,205,426
Goodwill	102,581	—	—	—	—	102,581
Other assets	222,220	47,038	10,880	8,498	136,232	424,868
Total Assets	$1,164,828	$185,806	$106,820	$135,892	$139,529	$1,732,875

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

In the three months ended March 31, 2013, the Company had three significant customers in Colombia: Ecopetrol S.A. ("Ecopetrol") and two other customers, which accounted for 54%, 21% and 11%, respectively, of the Company's consolidated revenue and other income for the three months ended March 31, 2013. For the three months ended March 31, 2012, sales to Ecopetrol accounted for 85% of the Company's consolidated revenues.

4. Property, Plant and Equipment and Inventory

Property, Plant and Equipment

	As at March 31, 2013			As at December 31, 2012
(Thousands of U.S. Dollars)	Cost	Accumulated depletion, depreciation and impairment	Net book value	Cost	Accumulated depletion, depreciation and impairment	Net book value
Oil and natural gas properties
Proved	$1,605,483	$(803,216)	$802,267	$1,562,477	$(749,230)	$813,247
Unproved	418,647	—	418,647	383,414	—	383,414
	2,024,130	(803,216)	1,220,914	1,945,891	(749,230)	1,196,661
Furniture and fixtures and leasehold improvements	7,514	(5,239)	2,275	7,575	(5,093)	2,482
Computer equipment	11,709	(5,675)	6,034	10,971	(5,248)	5,723
Automobiles	1,469	(832)	637	1,376	(816)	560
Total Property, Plant and Equipment	$2,044,822	$(814,962)	$1,229,860	$1,965,813	$(760,387)	$1,205,426

Depletion and depreciation expense on property, plant and equipment for the three months ended March 31, 2013, was $54.6 million (three months ended March 31, 2012 - $42.6 million). A portion of depletion and depreciation expense was recorded as inventory in each period and adjusted for inventory changes.

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

The amounts of G&A and stock-based compensation capitalized in each of the Company's cost centers during the three months ended March 31, 2013 and 2012, respectively, were as follows:

	Three Months Ended March 31, 2013
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$4,874	$1,265	$1,570	$1,145	$8,854
Capitalized stock-based compensation	$74	$60	$—	$48	$182

	Three Months Ended March 31, 2012
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$1,852	$1,080	$927	$1,068	$4,927
Capitalized stock-based compensation	$114	$66	$—	$59	$239

Unproved oil and natural gas properties consist of exploration lands held in Colombia, Argentina, Peru and Brazil. As at March 31, 2013, the Company had $177.0 million (December 31, 2012 - $175.9 million) of unproved assets in Colombia, $41.6 million (December 31, 2012 - $42.3 million) of unproved assets in Argentina, $124.3 million (December 31, 2012 - $95.1 million) of unproved assets in Peru, and $75.7 million (December 31, 2012 - $70.1 million) of unproved assets in Brazil for a total of $418.6 million (December 31, 2012 - $383.4 million). These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed. The Company expects that approximately 53% of costs not subject to depletion at March 31, 2013, will be transferred to the depletable base within the next five years and the remainder in the next five to 10 years.

Inventory
At March 31, 2013, oil and supplies inventories were $16.0 million and $2.3 million, respectively (December 31, 2012 - $31.2 million and $2.3 million, respectively).

5. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as Common Stock, par value $0.001 per share, 25 million are designated as Preferred Stock, par value $0.001 per share, and two shares are designated as special voting stock, par value $0.001 per share.

As at March 31, 2013, outstanding share capital consists of 269,518,147 shares of Common Stock of the Company, 6,899,178 exchangeable shares of Gran Tierra Exchange Co., (the "Exchangeco exchangeable shares") that will be automatically exchangeable on November 14, 2013, except under certain specified circumstances, and 6,223,810 exchangeable shares of Goldstrike Exchange Co. (the "Goldstrike exchangeable shares"), automatically exchangeable on November 10, 2013. During the three months ended March 31, 2013, 737,202 shares of Common Stock were issued upon the exercise of stock options and 298,500 shares of common stock were issued upon the exchange of the Exchangeco exchangeable shares.

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

The Exchangeco exchangeable shares were issued upon acquisition of Solana Resources Limited. The Goldstrike exchangeable shares were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. On October 5, 2012, the automatic redemption date on the Goldstrike exchangeable shares was extended by one year to November 10, 2013. As at March 31, 2013, 95.8% of the outstanding Goldstrike exchangeable shares were held by directors and management of the Company. Holders of exchangeable shares have substantially the same rights as holders of shares of Common Stock. Each exchangeable share is exchangeable into one share of Common Stock of the Company.

Stock Options

The Company grants options to purchase shares of Common Stock to certain directors, officers, employees and consultants in accordance with the 2007 Equity Incentive Plan. The Company did not make its customary annual grant of options during the three months ended March 31, 2013, because the Company was assessing proposed changes to its long-term incentive plan.

The following table provides information about stock option activity for the three months ended March 31, 2013:

	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Balance, December 31, 2012	15,399,662	5.11
Granted	75,000	6.00
Exercised	(737,202)	(2.18)
Forfeited	(117,211)	(6.31)
Expired	(29,766)	(6.89)
Balance, March 31, 2013	14,590,483	5.25

For the three months ended March 31, 2013, 737,202 shares of Common Stock were issued for cash proceeds of $1.6 million upon the exercise of 737,202 stock options (three months ended March 31, 2012 - $0.9 million).

The weighted average grant date fair value for options granted in the three months ended March 31, 2013, was $3.33 (three months ended March 31, 2012 - $3.37).

For the three months ended March 31, 2013, the stock-based compensation expense was $2.2 million (three months ended March 31, 2012- $3.4 million) of which $1.8 million (three months ended March 31, 2012 - $2.9 million) was recorded in G&A expenses, $0.2 million was recorded in operating expenses (three months ended March 31, 2012 – $0.3 million) and $0.2 million was capitalized as part of exploration and development costs (three months ended March 31, 2012 – $0.2 million).

At March 31, 2013, there was $6.0 million (December 31, 2012 - $8.2 million) of unrecognized compensation cost related to unvested stock options which is expected to be recognized over the next two years.

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

	Three Months Ended March 31,
	2013	2012
Weighted average number of common and exchangeable shares outstanding	282,138,525	278,734,280
Shares issuable pursuant to stock options	5,482,456	—
Shares assumed to be purchased from proceeds of stock options	(2,594,798)	—
Weighted average number of diluted common and exchangeable shares outstanding	285,026,183	278,734,280

For the three months ended March 31, 2013, 9,392,605 options (three months ended March 31, 2012 - 15,694,501 options and 6,098,224 warrants to purchase 3,049,112 shares of Common Stock) were excluded from the diluted income per share calculation as the options were anti-dilutive.

6. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Three Months Ended	Year Ended
(Thousands of U.S. Dollars)	March 31, 2013	December 31, 2012
Balance, beginning of year	$18,292	$12,669
Settlements	—	(404)
Liability incurred	237	5,190
Liability assumed in a business combination	—	410
Foreign exchange	(9)	45
Accretion	410	998
Revisions in estimated liability	—	(616)
Balance, end of period	$18,930	$18,292

Asset retirement obligation - current	$—	$28
Asset retirement obligation - long-term	18,930	18,264
Balance, end of period	$18,930	$18,292

Revisions to estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling the asset retirement obligation. At March 31, 2013, the fair value of assets that are legally restricted for purposes of settling asset retirement obligations was $2.0 million (December 31, 2012 - $1.3 million).

7. Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income before income taxes for the following reasons:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2013	2012
Income (loss) before income taxes
United States	(2,091)	634
Foreign	97,443	30,189
	95,352	30,823
	35%	35%
Income tax expense expected	33,373	10,788
Foreign currency translation adjustments	(1,878)	8,718
Impact of foreign taxes	(224)	(631)
Stock-based compensation	686	1,003
Increase in valuation allowance	1,844	10,145
Branch and other foreign loss pick-up	(827)	(622)
Non-deductible third party royalty in Colombia	3,547	1,943
Other permanent differences	918	(208)
Total income tax expense	$37,439	$31,136

Current income tax expense
United States	306	172
Foreign	44,583	36,214
	44,889	36,386
Deferred income tax recovery
United States	—	—
Foreign	(7,450)	(5,250)
	(7,450)	(5,250)
Total income tax expense	$37,439	$31,136

	As at
(Thousands of U.S. Dollars)	March 31, 2013	December 31, 2012
Deferred Tax Assets
Tax benefit of operating loss carryforwards	$54,136	$51,920
Tax basis in excess of book basis	23,139	22,519
Foreign tax credits and other accruals	30,063	30,926
Tax benefit of capital loss carryforwards	4,674	4,779
Deferred tax assets before valuation allowance	112,012	110,144
Valuation allowance	(107,844)	(106,226)
	$4,168	$3,918

Deferred tax assets - current	$1,361	$2,517
Deferred tax assets - long-term	2,807	1,401
	4,168	3,918
Deferred tax liabilities - current	(668)	(337)
Deferred tax liabilities - long-term	(211,515)	(225,195)
	$(212,183)	$(225,532)
Net Deferred Tax Liabilities	$(208,015)	$(221,614)

As at March 31, 2013, the Company had operating loss carryforwards of $223.4 million (December 31, 2012 - $213.1 million) and capital loss carryforwards of $35.0 million (December 31, 2012 – $35.9 million) before valuation allowance. Of these operating loss carryforwards and capital loss carryforwards, $224.8 million (December 31, 2012 - $215.2 million) were losses generated by the foreign subsidiaries of the Company. In certain jurisdictions, the operating loss carryforwards expire between 2014 and 2033 and the capital loss carryforwards expire between 2013 and 2017, while certain other jurisdictions allow operating losses to be carried forward indefinitely.

As at March 31, 2013, the total amount of Gran Tierra’s unrecognized tax benefit was approximately $21.8 million (December 31, 2012 - $21.8 million), a portion of which, if recognized, would affect the Company’s effective tax rate. There was no change in the Company's unrecognized tax benefit during the three months ended March 31, 2013, or 2012. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated statement of operations. As at March 31, 2013, the amount of interest and penalties on the unrecognized tax benefit included in current income tax liabilities in the consolidated balance sheet was approximately $3.6 million (December 31, 2012 - $3.6 million). The Company had no other material interest or penalties included in the consolidated statement of operations for the three months ended March 31, 2013, and 2012, respectively.

The Company and its subsidiaries file income tax returns in the U.S. and certain other foreign jurisdictions. The Company is potentially subject to income tax examinations for the tax years 2005 through 2012 in certain jurisdictions. The Company does not anticipate any material changes to the unrecognized tax benefit disclosed above within the next twelve months.

The equity tax liability at March 31, 2013, and December 31, 2012, includes a Colombian tax of 6% on a legislated measure and was calculated based on the Company’s Colombian segment’s balance sheet equity for tax purposes at January 1, 2011. The tax is payable in eight semi-annual installments over four years, but was expensed in the first quarter of 2011 at the commencement of the four-year period. The equity tax liability also partially related to an equity tax liability assumed upon the acquisition of Petrolifera Petroleum Limited.

8. Contingencies

Gran Tierra Energy Colombia, Ltd. and Petrolifera Petroleum Exploration (Colombia) Ltd (collectively “GTEC”) and Ecopetrol, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long-term test of the Guayuyaco-1 and Guayuyaco-2 wells, prior to GTEC's purchase of the companies originally involved in the dispute. There has been no agreement between the parties, and Ecopetrol filed a lawsuit in the Contravention Administrative Tribunal in the District of Cauca (the "Tribunal") regarding this matter. During the three months ended March 31, 2013, the Tribunal ruled in favor of Ecopetrol and awarded Ecopetrol 44,025 bbl of oil. GTEC has filed an appeal of the ruling to the Supreme Administrative Court (Consejo de Estado) in a second instance procedure. During the three months ended March 31, 2013, based on market oil prices in Colombia, we accrued $4.4 million in the condensed consolidated financial statements in relation to this dispute.

Gran Tierra’s production from the Costayaco field is subject to an additional royalty that applies when cumulative gross production from a commercial field is greater than five million barrels. This additional royalty is calculated on the difference between a trigger price defined by the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) and the sales price. The ANH has requested that the additional compensation be paid with respect to production from wells relating to the Moqueta discovery and has initiated a non-compliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, Gran Tierra views the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds five million barrels. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process and filed an arbitration claim. As at March 31, 2013, total cumulative production from the Moqueta field was 1.2 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $20.0 million. At this time no amount has been accrued in the condensed consolidated financial statements nor deducted from the Company's reserves as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra Colombia are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the additional royalty. Discussions with the ANH are ongoing. As at March 31, 2013, the estimated compensation which would be payable if the ANH’s interpretation is successful is $15.7 million. At this time no amount has been accrued in the condensed consolidated financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Letters of credit

At March 31, 2013, the Company had provided promissory notes totaling $47.0 million (December 31, 2012 - $34.2 million) as security for letters of credit relating to work commitment guarantees contained in exploration contracts.

9. Financial Instruments, Fair Value Measurements and Credit Risk

At March 31, 2013, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued liabilities and contingent consideration and contingent liability included in other long-term liabilities. The fair value of long-term restricted cash approximates its carrying value because interest rates are variable and reflective of market rates. Contingent consideration, which relates to the acquisition of the remaining 30% working interest in certain properties in Brazil in October 2012, was recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred and discounted back to present value by applying an appropriate discount rate that reflected the risk factors associated with the payment streams. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The contingent liability which relates to a dispute with Ecopetrol (Note 8) was based on the fair value of the amount awarded. The fair value of the contingent consideration and contingent liability is being remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in operating income. The fair value of the contingent consideration was $1.1 million at March 31, 2013, and December 31, 2012. The fair value of the contingent liability was $4.4 million at March 31, 2013. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments. At March 31, 2013, and December 31, 2012, the Company held no derivative instruments.

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs are based on significant other observable inputs and significant unobservable inputs, respectively, and have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. The fair value of the contingent consideration payable in connection with the Brazil acquisition was determined using Level 3 inputs at March 31, 2013, and December 31, 2012. The disclosure in the paragraph above regarding the fair value of other financial instruments is based on Level 1 inputs.

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The carrying value of cash and accounts receivable reflects management’s assessment of credit risk.

At March 31, 2013, cash and cash equivalents and restricted cash included balances in savings and checking accounts, as well as term deposits and certificates of deposit, placed primarily with governments and financial institutions with strong investment grade ratings, or the equivalent in the Company’s operating areas. Any foreign currency transactions are conducted on a spot basis, with major financial institutions in the Company’s operating areas.

Most of the Company’s accounts receivable relate to uncollateralized sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. For the three months ended March 31, 2013, the Company had three significant customers for its Colombian oil and three significant customers in Argentina.

For the three months ended March 31, 2013, 88% (three months ended March 31, 2012 - 89%) of our revenue and other income was generated in Colombia.

Additionally, foreign exchange gains and losses mainly result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s current and deferred tax liabilities, monetary liabilities, which are mainly denominated in the local currency of the Colombian foreign operations. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $113,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

The Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Central Bank may require prior authorization and may or may not grant such authorization for Gran Tierra's Argentina subsidiaries to make dividends or loan payments to the company. At March 31, 2013, $22.8 million, or 10%, of our cash and cash equivalents was deposited with banks in Argentina. We expect to use to these funds for the work program and operations in Argentina in 2013.

10. Credit Facilities

At March 31, 2013, a subsidiary of Gran Tierra had a credit facility with Wells Fargo Bank National Association. This reserve-based facility has a maximum borrowing base up to $100 million and is supported by the present value of the petroleum reserves of two of the Company’s subsidiaries with operating branches in Colombia and the Company's subsidiary in Brazil.
Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus 3.5%. In addition, a stand-by fee of 1.5% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The original credit facility became effective on July 30, 2010, for a three-year term. Under the terms of the facility, the Company is required to maintain and was in compliance with certain financial and operating covenants. As at March 31, 2013, and December 31, 2012, the Company had not drawn down any amounts under this facility. Under the terms of the credit facility, the Company cannot pay any dividends to its shareholders if it is in default under the facility and, if the Company is not in default, then it is required to obtain bank approval for any dividend payments exceeding $2 million in any fiscal year.

11. Related Party Transactions

On August 7, 2012, Gran Tierra entered into a contract related to the Brazil drilling program with a company for which one of Gran Tierra’s directors is a shareholder and was a director. During the three months ended March 31, 2013, $3.2 million (three months ended March 31, 2012 - $nil) was incurred and capitalized under this contract and at March 31, 2013, $2.3 million (December 31, 2012 - $1.1 million) was included in accounts payable relating to this contract.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the "Financial Statements" as set out in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the "Financial Statements and Supplementary Data" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 8 and 7, respectively, of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2013.

Overview

We are an independent international energy company incorporated in the United States and engaged in oil and natural gas acquisition, exploration, development and production. Our operations are carried out in South America in Colombia, Argentina, Peru and Brazil, and we are headquartered in Calgary, Alberta, Canada. For the three months ended March 31, 2013, 88% (three months ended March 31, 2012 - 89%) of our revenue and other income was generated in Colombia.

Highlights

	Three Months Ended March 31,
	2013	2012	% Change
Production (BOEPD) (1)	23,424	16,742	40

Prices Realized - per BOE	$97.14	$101.90	(5)

Revenue and Other Income ($000s)	$205,371	$155,951	32

Net Income (Loss) ($000s)	$57,913	$(313)	—

Net Income (Loss) Per Share - Basic	$0.21	$(0.00)	—

Net Income (Loss) Per Share - Diluted	$0.20	$(0.00)	—

Funds Flow From Operations ($000s) (2)	$108,598	$78,943	38

Capital Expenditures ($000s)	$79,009	$87,591	(10)

	As at
	March 31, 2013	December 31, 2012	% Change
Cash & Cash Equivalents ($000s)	$235,910	$212,624	11

Working Capital (including cash & cash equivalents) ($000s)	$246,822	$222,468	11

Property, Plant & Equipment ($000s)	$1,229,860	$1,205,426	2

(1) Production represents production volumes NAR adjusted for inventory changes.

(2) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under generally accepted accounting principles in the United States of America (“GAAP”). Management uses this financial measure to analyze operating performance and the income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze operating performance and our financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from operations, as presented, is net income or loss adjusted for depletion, depreciation, accretion and impairment (“DD&A”) expenses, deferred taxes, stock-based compensation,  unrealized foreign exchange loss or gain, settlement of asset retirement obligation and other loss. A reconciliation from net income to funds flow from operations is as follows:

	Three Months Ended March 31,
Funds Flow From Operations - Non-GAAP Measure ($000s)	2013	2012
Net income (loss)	$57,913	$(313)
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	58,412	60,367
Deferred taxes	(7,450)	(5,250)
Stock-based compensation	2,067	3,192
Unrealized foreign exchange (gain) loss	(6,744)	21,351
Settlement of asset retirement obligation	—	(404)
Other loss	4,400	—
Funds flow from operations	$108,598	$78,943

•
For the three months ended March 31, 2013, oil and gas production, NAR and adjusted for inventory changes, increased by 40% to 23,424 BOEPD compared with the comparable period in 2012. Alternative transportation arrangements to minimize the impact of pipeline disruptions in Colombia, a decrease in oil inventory in Colombia, and production from new wells in Colombia and Argentina all had a positive impact on production in 2013. The net inventory reduction accounted for 0.1 MMbl or 1,554 BOEPD of the reported increase in production in the three months ended March 31, 2013. In 2013, production was 75% from the Chaza Block in Colombia and 8% and 5% from the Puesto Morales and Surubi Blocks in Argentina, respectively.

•
For the three months ended March 31, 2013, revenue and other income increased by 32% to $205.4 million compared with $156.0 million in 2012. The positive contribution from higher production levels was partially offset by lower realized prices. The average price realized per BOE of $97.14, decreased by 5% from $101.90 in 2012.

•
Net income was $57.9 million, or $0.21 per share basic and $0.20 per share diluted, for the three months ended March 31, 2013, compared with a loss of $0.3 million, or $0.00 per share basic and diluted, in 2012. In 2013, increased oil and natural gas sales, decreased DD&A and general and administrative ("G&A") expenses and a foreign exchange gain were partially offset by increased operating and income tax expenses and other losses.

•
For the three months ended March 31, 2013, funds flow from operations increased by 38% from $78.9 million to $108.6 million primarily due to increased oil and natural gas sales, decreased G&A expenses and realized foreign exchange losses, partially offset by increased operating and income tax expenses and other losses.

•
Cash and cash equivalents were $235.9 million at March 31, 2013, compared with $212.6 million at December 31, 2012. The increase in cash and cash equivalents during 2013 was primarily the result of funds flow from operations of $108.6 million, partially offset by capital expenditures of $87.4 million.

•
Working capital (including cash and cash equivalents) was $246.8 million at March 31, 2013, a $24.4 million increase from December 31, 2012. The increase was primarily a result of the following: a $23.3 million increase in cash and cash equivalents; a $27.9 million increase in accounts receivable primarily related to increased volumes sold and increased prices for sales to Ecopetrol S.A. ("Ecopetrol") in Colombia, partially offset by the impact of a reduction in the number of days of sales outstanding in Argentina; and a $24.1 million decrease in accounts payable and accrued liabilities mainly in relation to our capital program and the timing of payments for drilling in Colombia. These increases in cash and working capital were partially offset by the following: a $15.1 million decrease in inventory primarily due to the timing of recognition of oil sales to a customer in Colombia where the sale is recognized when the customer exports oil; a $25.6 million decrease in net taxes receivable due to the reimbursement of value added tax receivable and increased taxable income in Colombia; and a $9.0 million increase in taxes payable due to increased taxable income in Colombia.

•
Property, plant and equipment at March 31, 2013, was $1.2 billion, an increase of $24.4 million from December 31, 2012, as a result of $79.0 million of capital expenditures (excluding changes in non-cash working capital), partially offset by $54.6 million of depletion, depreciation and impairment expenses.

•
Our capital expenditures for the three months ended March 31, 2013, were $79.0 million compared with $87.6 million for the three months ended March 31, 2012. In 2013, capital expenditures included drilling of $58.1 million, geological and geophysical (“G&G”) expenditures of $8.0 million, facilities of $7.0 million and other expenditures of $5.9 million.

Business Environment Outlook

Our revenues have been significantly affected by pipeline disruptions in Colombia and the continuing fluctuations in oil prices. Oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the worldwide economy on oil demand growth.

We believe that our current operations and 2013 capital expenditure program can be funded from cash flow from existing operations, cash on hand and potential periodic draws from our revolving credit facility. Should our operating cash flow decline due to unforeseen events, including additional pipeline delivery restrictions in Colombia, or a downturn in oil and gas prices, we would examine measures such as capital expenditure program reductions, issuance of debt, disposition of assets, or issuance of equity. Continuing social uncertainty in the Middle East and North Africa, economic uncertainty in the United States, Europe and China and changes in global supply and infrastructure are having an impact on world markets and we are unable to determine the impact, if any, these events may have on oil prices.

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

Consolidated Results of Operations

	Three Months Ended March 31,
	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$204,780	$155,248	32
Interest income	591	703	(16)
	205,371	155,951	32

Operating expenses	41,015	24,487	67
DD&A expenses	58,412	60,367	(3)
G&A expenses	11,421	15,899	(28)
Foreign exchange (gain) loss	(5,229)	24,375	(121)
Other loss	4,400	—	—
	110,019	125,128	(12)

Income before income taxes	95,352	30,823	209
Income tax expense	(37,439)	(31,136)	20
Net income (loss)	$57,913	$(313)	—

Production

Oil and NGL's, bbl	2,052,737	1,461,404	40
Natural gas, Mcf	332,613	372,947	(11)
Total production, BOE (1)	2,108,173	1,523,562	38

Average Prices

Oil and NGL's per bbl	$99.17	$105.36	(6)
Natural gas per Mcf	$3.61	$3.42	6

Consolidated Results of Operations per BOE

Oil and natural gas sales	$97.14	$101.90	(5)
Interest income	0.28	0.46	(39)
	97.42	102.36	(5)

Operating expenses	19.46	16.07	21
DD&A expenses	27.71	39.62	(30)
G&A expenses	5.42	10.44	(48)
Foreign exchange (gain) loss	(2.48)	16.00	(116)
Other loss	2.09	—	—
	52.20	82.13	(36)

Income before income taxes	45.22	20.23	124
Income tax expense	(17.76)	(20.44)	(13)
Net income (loss)	$27.46	$(0.21)	—

(1) Production represents production volumes NAR adjusted for inventory changes.

Net income for the three months ended March 31, 2013, was $57.9 million, compared to a loss of $0.3 million in the comparable period in 2012. On a per share basis, net income increased to $0.21 per share basic and $0.20 per share diluted from $0.00 per share basic and diluted in 2012. For the three months ended March 31, 2013, increased oil and natural gas sales, decreased DD&A and G&A expenses and a foreign exchange gain, were partially offset by increased operating and income tax expenses and other loss.

Oil and NGL production for the three months ended March 31, 2013, increased to 2.1 MMbbl compared with 1.5 MMbbl in 2012. The increase was due to the reduced impact of pipeline disruptions in Colombia, a decrease in oil inventory in the

Ecopetrol-operated Trans-Andean oil pipeline (the "OTA pipeline”) and associated Ecopetrol owned facilities in the Putumayo Basin, reduced oil inventory related to sales to a customer in Colombia with a protracted sales cycle whereby the transfer of ownership occurs upon export, and production from new wells in Colombia and Argentina. The net inventory reduction accounted for 0.1 MMbl or 1,554 BOEPD of the reported increase in production. Production during the three months ended March 31, 2013, reflected approximately 44 days of oil pipeline delivery restrictions in Colombia.

Average realized oil prices decreased by 6% to $99.17 per bbl from $105.36 per bbl for the three months ended March 31, 2013. Average Brent oil prices for the three months ended March 31, 2013, were $112.51 per bbl compared with $118.56 per bbl in 2012. WTI oil prices for the three months ended March 31, 2013, averaged $94.40 per bbl compared with $102.89 per bbl in 2012.

Revenue and other income for the three months ended March 31, 2013, increased to $205.4 million from $156.0 million in 2012 as a result of increased production, partially offset by decreased realized prices.

Operating expenses for the three months ended March 31, 2013, were $41.0 million, or $19.46 per BOE, compared with $24.5 million, or $16.07 per BOE, in 2012. The increase in operating expenses was primarily due to an increase of $13.5 million in Colombia related to increased production volumes, OTA pipeline oil transportation costs recorded as operating costs versus as a reduction of revenue effective February 1, 2012, pursuant to a change in the sales point on that date, and increased G&A allocations to operating costs.

DD&A expenses for the three months ended March 31, 2013, decreased to $58.4 million from $60.4 million in 2012. The impact of increased production was more than offset by the absence of impairment charges. DD&A expenses for the three months ended March 31, 2012, included a $20.2 million ceiling test impairment in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. On a per BOE basis, the depletion rate decreased by 30% to $27.71 from $39.62. The decrease was mainly due to the Brazil impairment charge of $13.26 per BOE in 2012. Increased costs in the depletable base were partially offset by increased reserves.

G&A expenses for the three months ended March 31, 2013, of $11.4 million decreased by 28% from $15.9 million in 2012. Increased employee related costs reflecting expanded operations were more than offset by increased recoveries and higher G&A allocations to operating expenses and capital projects in all business units. G&A expenses per BOE in the three months ended March 31, 2013, of $5.42 were 48% lower compared with $10.44 in 2012 due to increased production and increased recoveries and higher G&A allocations in Colombia.

For the three months ended March 31, 2013, the foreign exchange gain was $5.2 million, comprising a $6.7 million unrealized non-cash foreign exchange gain, offset by realized foreign exchange losses of $1.5 million. The foreign exchange gain was a result of a net monetary liability position in Colombia combined with the weakening of the Colombian Peso; whereas, the foreign exchange losses resulted from a net monetary asset position in Argentina and the weakening of the Argentina Peso. For the three months ended March 31, 2012, there was a foreign exchange loss of $24.4 million, of which $21.4 million was an unrealized non-cash foreign exchange loss, as a result of a net monetary liability position in Colombia combined with the strengthening of the Colombian Peso.

Other loss of $4.4 million in the three months ended March 31, 2013, relates to a contingent loss accrued in connection with a legal dispute where we received an adverse legal judgment within the quarter. We have filed an appeal against the judgment.

Income tax expense was $37.4 million for the three months ended March 31, 2013, compared with $31.1 million in the comparable period in 2012. The increase was primarily due to higher income before tax. The effective tax rate was 39% in the three months ended March 31, 2013, compared with 101% in the comparable period in 2012. The change in the effective tax rate from the comparable period in 2012 was primarily due to a decrease in non-deductible foreign currency translation adjustments and a decrease in the valuation allowance, partially offset by an increase in non-deductible royalty payments.

For 2013, the differential between the effective tax rate of 39% and the 35% U.S. statutory rate was primarily attributable to non-deductible third party royalty in Colombia, the change in valuation allowance, non-deductible foreign currency translation adjustments, and the foreign tax rate differential. The variance from the 35% U.S. statutory rate for 2012 was primarily attributable to the valuation allowance and non-deductible foreign currency translation adjustments.

2013 Work Program and Capital Expenditure Program

Our 2013 capital program has been revised to $424 million from $363 million. This includes: $223 million for Colombia; $77 million for Brazil; $20 million for Argentina; $101 million for Peru; and $3 million associated with corporate activities. The majority of the increase is associated with capital spending in Peru and relates to the Bretaña Norte 95-2-1XD sidetrack well and additional 2-D seismic. The capital spending program allocates $218 million for drilling, $73 million for facilities, pipelines and other; $130 million for G&G expenditures; and $3 million for corporate activities. Of the $218 million allocated to drilling, approximately $100 million is for exploration and the balance is for appraisal and development drilling.

Our 2013 work program is intended to create both growth and value by developing existing assets to increase reserves and production levels, the construction of pipelines and facilities in the areas with proved reserves, and maturing our exploration prospects through seismic acquisition and drilling. We are financing our capital program through cash flows from operations, cash on hand and potential periodic draws from our revolving credit facility, while retaining financial flexibility to undertake further development opportunities and pursue acquisitions. However, as a result of the nature of the oil and natural gas exploration, development and exploitation industry, we regularly review our budgets with respect to both the success of expenditures and other opportunities that become available. Accordingly, while we currently intend that funds be expended as set forth in our 2013 work program, there may be circumstances where, for sound business reasons, actual expenditures may in fact differ.

Segmented Results – Colombia

	Three Months Ended March 31,
	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$180,003	$138,633	30
Interest income	161	204	(21)
	180,164	138,837	30

Operating expenses	29,952	16,474	82
DD&A expenses	45,956	32,286	42
G&A expenses	4,636	6,599	(30)
Foreign exchange (gain) loss	(6,448)	23,358	(128)
Other loss	4,400	—	—
	78,496	78,717	—

Income before income taxes	$101,668	$60,120	69

Production

Oil and NGL's, bbl	1,746,326	1,249,581	40
Natural gas, Mcf	—	9,474	(100)
Total production, BOE (1)	1,746,326	1,251,160	40

Average Prices

Oil and NGL's per bbl	$103.08	$110.92	(7)
Natural gas per Mcf	$—	$3.39	(100)

Segmented Results of Operations per BOE

Oil and natural gas sales	$103.08	$110.80	(7)
Interest income	0.09	0.16	(44)
	103.17	110.96	(7)

Operating expenses	17.15	13.17	30
DD&A expenses	26.32	25.80	2
G&A expenses	2.65	5.27	(50)
Foreign exchange (gain) loss	(3.69)	18.67	(120)
Other loss	2.52	—	—
	44.95	62.91	(29)

Income before income taxes	$58.22	$48.05	21

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three months ended March 31, 2013, income before income taxes was $101.7 million compared with $60.1 million in 2012. The increase was due to higher oil and natural gas sales as a result of increased Production, decreased G&A expenses and a foreign exchange gain, partially offset by increased operating and DD&A expenses and other loss.

Oil and NGL Production for the three months ended March 31, 2013, increased to 1.7 MMbbl compared with 1.2 MMbbl for 2012 due to the reduced impact of pipeline disruptions, a decrease in oil inventory as previously discussed and increased production from new wells in the Costayaco and Moqueta fields in the Chaza Block. The net inventory reduction accounted for 0.1 MMbl or 1,554 BOEPD of the reported increase in production. Production during the three months ended March 31, 2013, reflected approximately 44 days of oil delivery restrictions in Colombia compared with 26 days of oil delivery restrictions in the comparable period in 2012. In 2013, the impact of OTA pipeline disruptions on production was mitigated by selling a portion of our oil through trucking and an alternative pipeline.

On February 1, 2012, the sales point for the majority of our oil sales in the Putumayo Basin changed. Ecopetrol now takes title at the Port of Tumaco on the Pacific coast of Colombia rather than at the entry into the OTA pipeline. As a result, our reported oil inventory increased during the first quarter of 2012, representing ownership of oil in the OTA pipeline and associated Ecopetrol owned facilities. The impact of the inventory increase on production in the first quarter of 2012 was a negative effect on production of 1,040 BOPD.

Revenue and other income increased by 30% to $180.2 million for the three months ended March 31, 2013, compared with $138.8 million in 2012.

For the three months ended March 31, 2013, the average realized price per bbl for oil decreased by 7% to $103.08 compared with $110.92 in 2012. Average Brent oil prices for the three months ended March 31, 2013, were $112.51 per bbl compared with $118.56 per bbl in 2012.

During the three months ended March 31, 2013, 28% of our oil and gas sales were to a customer to whom oil is delivered at the Costayaco battery and the sales point is where the oil is loaded into a truck at our loading facility. This oil is then trucked from the Costayaco field to the Atlántico Oil Terminal in Barranquilla, a distance of approximately 1,500 kilometers. Oil prices for sales to this customer are based on average WTI prices plus a Vasconia differential and premium, adjusted for trucking costs. The effect on the Colombian realized price was a reduction of approximately $5.10 per BOE as compared to delivering all of our Colombian oil through the OTA pipeline.

Until February 1, 2012, OTA transportation costs were factored into the price we received for oil sales in the Putumayo Basin to Ecopetrol, but, due to the change in sales point noted above, these costs are now invoiced separately and included in operating costs. This change resulted in a related increase in the average realized price per bbl starting February 1, 2012.

Operating expenses increased by 82% to $30.0 million for the three months ended March 31, 2013, from $16.5 million in 2012. On a per BOE basis, operating expenses increased by 30% to $17.15 for the three months ended March 31, 2013, from $13.17 in 2012. Operating expenses per BOE increased in 2013 primarily due to OTA pipeline oil transportation costs now recorded as operating costs, increased G&A allocations to operating costs and new wells with higher operating costs. The estimated net effect of OTA pipeline disruptions on Colombian transportation costs for the three months ended March 31, 2013 was neutral, with the increased trucking costs to an alternative pipeline offset by the absence of OTA pipeline charges relating to both these volumes and the volumes sold at the Costayaco battery. The trucking costs associated with the volumes sold at the Costayaco battery were a reduction of the realized price rather than recorded as transportation expenses and the effect on the realized price is as quantified above. Workover costs decreased by $0.42 per BOE compared with the comparable period in 2012. In 2013 and 2012, we performed workovers in the Costayaco and Juanambu fields and, in 2013, the Moqueta field.

DD&A expenses increased by 42% to $46.0 million for the three months ended March 31, 2013, from $32.3 million in 2012. On a per BOE basis, DD&A expenses increased by 2% to $26.32 for the three months ended March 31, 2013. The increase was due to increased costs in the depletable base being partially offset by increased reserves.

For the three months ended March 31, 2013, G&A expenses decreased by 30% to $4.6 million ($2.65 per BOE) from $6.6 million ($5.27 per BOE) in 2012 due to increased recoveries and G&A allocations to operating costs and capital projects, partially offset by increased salaries expense due to an increased headcount from expanded operations.

For the three months ended March 31, 2013, the foreign exchange gain was $6.4 million, which included a $6.7 million unrealized non-cash foreign exchange gain. In the three months ended March 31, 2012, we incurred a foreign exchange loss of $23.4 million, of which $21.4 million was an unrealized non-cash foreign exchange loss. The Colombian Peso weakened by 3% and strengthened by 8% against the U.S. dollar in the three months ended March 31, 2013 and 2012, respectively. Under GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation is the main source of the unrealized foreign exchange losses or gains.

Other loss of $4.4 million in the three months ended March 31, 2013, relates to a contingent loss accrued in connection with a legal dispute where we received an adverse legal judgment within the quarter. We have filed an appeal against the judgment.

Capital Program - Colombia

Capital expenditures in our Colombian segment during the three months ended March 31, 2013, were $30.4 million. The following table provides a breakdown of capital expenditures in the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Millions of U.S. Dollars)	2013	2012
Drilling and completions	$14.9	$10.5
G&G	5.3	7.1
Facilities and equipment	6.2	1.8
Other	4.0	0.9
	$30.4	$20.3

The significant elements of our first quarter 2013 capital program in Colombia were:

•
On the Chaza Block (100% working interest ("WI"), operated), we completed the Moqueta-8 development well as a producing well and drilled the Moqueta-9D development well in the Moqueta field. Testing of the Moqueta-9D development well is ongoing. On the Costayaco field, we continued completion work at the Costayaco-17 water injector well and commenced drilling the Costayaco-18D development well.

•	We commenced civil construction for one gross exploration well on the Guayuyaco Block (70% WI, operated).

•	We acquired 3-D seismic on the Garibay Block (50% WI, non-operated) and started acquiring 2-D seismic on the Magdalena Block (100% WI, operated).

•	We also continued facilities work at the Costayaco and Moqueta fields on the Chaza Block, the Llanos-22 Block (45% WI, non-operated) and the Guayuyaco Block.
Outlook - Colombia

The 2013 capital program in Colombia is $223 million with $109 million allocated to drilling, $48 million to facilities and pipelines and $66 million for G&G expenditures.

Our planned work program for the remainder of 2013 in Colombia includes drilling one oil exploration well on each of the Chaza and Putumayo-1 Blocks (100 % WI, operated) and two gross exploration wells on the Guayuyaco Block. We plan to finish the completion of the Costayaco-17 water injector well and complete drilling the Costayaco-18D development wells on the Chaza Block and drill two additional gross development wells on the Moqueta field of the Chaza Block, a development well on the Llanos-22 Block and convert an existing well on the Garibay Block to a water injector well.

We also plan to acquire 2-D seismic on the Cauca-7 (100% WI, operated), Putumayo-10 (100% WI, operated), Magdalena, Piedemonte Norte (70% WI, operated) and Piedemonte Sur (100% WI, operated) Blocks and 3-D seismic on the Putumayo-1 Block. Facilities work is also planned for the Chaza, Garibay and the Llanos-22 Blocks.

Segmented Results – Argentina

	Three Months Ended March 31,
	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$18,540	$15,369	21
Interest income	243	47	417
	18,783	15,416	22

Operating expenses	8,971	7,346	22
DD&A expenses	7,950	5,925	34
G&A expenses	2,374	2,251	5
Foreign exchange loss	1,124	371	203
	20,419	15,893	28

Loss before income taxes	$(1,636)	$(477)	243

Production

Oil and NGL's, bbl	242,577	199,300	22
Natural gas, Mcf	332,613	363,473	(8)
Total production, BOE (1)	298,013	259,879	15

Average Prices

Oil and NGL's per bbl	$71.31	$70.87	1
Natural gas per Mcf	$3.74	$3.42	9

Segmented Results of Operations per BOE

Oil and natural gas sales	$62.21	$59.14	5
Interest income	0.82	0.18	356
	63.03	59.32	6

Operating expenses	30.10	28.27	6
DD&A expenses	26.68	22.80	17
G&A expenses	7.97	8.66	(8)
Foreign exchange loss	3.77	1.43	164
	68.52	61.16	12

Loss before income taxes	$(5.49)	$(1.84)	198

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three months ended March 31, 2013, loss before income taxes in Argentina was $1.6 million compared with $0.5 million in 2012. In 2013, increased oil and natural gas sales were more than offset by increased operating, DD&A and G&A expenses and foreign exchange losses.

Total Production of oil and gas from the Argentina segment increased by 15% to 0.3 MMBOE for the three months ended March 31, 2013, compared with the comparable period in 2012.

Oil and NGL production increased 22% to 0.2 MMbbl for the three months ended March 31, 2013, compared with the comparable period in 2012. The increase was primarily due to production from the Proa-2 well, in the Surubi Block, which began production in April 2012. This was partially offset by reduced production from the Puesto Morales Block due to well downtime for workovers and delays in the completion of the waterflood implementation.

Revenue and other income increased by 22% to $18.8 million for the three months ended March 31, 2013, compared with $15.4 million in 2012, due to increased oil and NGL production volumes and increased prices.

Average oil prices increased by 1% in the three months ended March 31, 2013, compared with the comparable period in 2012. Due to the Argentina regulatory regime, the average oil price we received for production from our blocks during the three months ended March 31, 2013, was $71.31 per bbl. Currently, most oil and gas producers in Argentina are operating without sales contracts for periods longer than several months. We are continuing deliveries to refineries and are negotiating a price for those deliveries on a regular and short-term basis.

Operating expenses increased by 22% to $9.0 million for the three months ended March 31, 2013, compared with $7.3 million in 2012. The increase was primarily due to higher production volumes. On a per BOE basis, operating expenses increased by 6% to $30.10 for the three months ended March 31, 2013, from $28.27 in 2012. The increase in operating costs on a per BOE basis was due to lower production in Puesto Morales, partially offset by the effect of production from the Surubi Block, which has lower operating costs per BOE due to the high volumes produced.

DD&A expenses increased by 34% to $8.0 million for the three months ended March 31, 2013, compared with $5.9 million in 2012. On a per BOE basis, DD&A expenses were $26.68 for the three months ended March 31, 2013, 17% higher than DD&A expenses in 2012 of $22.80. The increase was due to increased costs in the depletable base, partially offset by increased reserves.

G&A expenses were $2.4 million ($7.97 per BOE) in the three months ended March 31, 2013, compared with $2.3 million ($8.66 per BOE) in the comparable period in 2012. For the three months ended March 31, 2013, G&A expenses increased due to higher salaries expense as a result of local inflation, partially offset by increased recoveries.

For the three months ended March 31, 2013, the foreign exchange loss was $1.1 million, compared with $0.4 million in the comparable period in 2012. The loss primarily related to realized foreign exchange losses on monetary assets in Argentina during the period. The Argentina Peso weakened by 4% and 2% against the U.S. dollar in the three months ended March 31, 2013, and 2012, respectively. The net monetary asset balance exposed to foreign exchange losses was higher in 2013 as compared to 2012 as a result of increased production and sales and lower capital expenditures.

Capital Program - Argentina

Capital expenditures in our Argentina segment during the three months ended March 31, 2013, were $4.8 million. Capital expenditures in 2013 included drilling of $2.7 million, G&G expenditures of $1.1 million, facilities of $0.5 million and other expenditures of $0.5 million.

The significant elements of our first quarter 2013 capital program in Argentina were:

•
We drilled and completed one development well, PMN-1130-SB, and commenced drilling an additional development well, PMN-1131-SB, on the Puesto Morales Block (100% WI, operated). Both wells were on production subsequent to quarter end.

•	We undertook facilities work at the Surubi Block (85% WI, operated).

Outlook – Argentina

The 2013 capital program in Argentina is $20 million with $10 million allocated to drilling, $4 million to facilities and pipelines, and $6 million to G&G expenditures.

With the previous announcement of the successful flow test for the PMN-1117 horizontal well, we plan to replace the two development wells originally planned for the second half of 2013 with a horizontal well into the Loma Montosa formation in the third quarter of 2013, to further evaluate this new play.

Our planned work program for the remainder of 2013 in Argentina includes drilling one development well on the Puesto Morales Block and workovers on existing wells. We also plan to perform facilities work on the El Chivil Block.

Segmented Results – Peru

	Three Months Ended March 31,
	2013	2012	% Change
(Thousands of U.S. Dollars)
Interest income	$14	$15	(7)

Operating expenses	—	$81	(100)
DD&A expenses	62	115	(46)
G&A expenses	1,006	616	63
Foreign exchange loss (gain)	173	(70)	(347)
	1,241	742	67

Loss before income taxes	$(1,227)	$(727)	69

G&A expenses were $1.0 million in the three months ended March 31, 2013, compared with $0.6 million in the comparable period in 2012. The increase was primarily due to lower recoveries due to our acquisition of the remaining 40% working interest in Block 95 and higher salaries expense resulting from expanded operations, partially offset by increased capitalized costs.

Capital Program – Peru

Capital expenditures in our Peruvian segment for the three months ended March 31, 2013, were $29.2 million. Capital expenditures in 2013 included drilling of $27.5 million, G&G expenditures of $1.2 million and other expenditures of $0.5 million.

The significant elements of our first quarter 2013 capital program in Peru were:

•
On Block 95 (100% WI, operated), we completed drilling and successfully tested the Bretaña Norte 95-2-1XD exploration well. We initiated drilling of a horizontal side-track extension of the exploration well. We also continued work to obtain the necessary environmental and social permits for future drilling activities and seismic programs.

•	On Block 133 (100% WI, operated), we commenced an aeromagnetic and aerogravity survey.

•	On Block 107 (100% WI, operated), we continued work to obtain the necessary environmental and social permits for future seismic programs.

Outlook - Peru

The 2013 capital program in Peru is $101 million with $48 million allocated to drilling, $2 million for facilities and $51 million for G&G expenditures.

Our planned work program for the remainder of 2013 includes the commencement of long-term testing on the Bretaña Norte 95-2-1XD exploration well, infill seismic on Bretaña field and other identified leads on Block 95 and preliminary field development planning for the Bretaña Norte field development.

Additionally, we plan to complete the aeromagnetic and aerogravity survey on Block 133, commence 2-D seismic programs on Block 95 and Block 107 and commence Environmental Impact Assessments on Block 133, Block 123 and Block 129.

Segmented Results - Brazil

	Three Months Ended March 31,
	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$6,237	$1,246	401
Interest income	9	294	(97)
	6,246	1,540	306

Operating expenses	2,091	585	257
DD&A expenses	4,171	21,808	(81)
G&A expenses	426	681	(37)
Foreign exchange (gain) loss	(3)	536	(101)
	6,685	23,610	(72)

Loss before income taxes	$(439)	$(22,070)	(98)

Production (1)

Oil and NGL's, bbl	63,834	12,523	410

Average Prices

Oil and NGL's per bbl	$97.71	$99.50	(2)

Segmented Results of Operations per bbl

Oil and natural gas sales	$97.71	$99.50	(2)
Interest income	0.14	23.48	(99)
	97.85	122.98	(20)

Operating expenses	32.76	46.71	(30)
DD&A expenses	65.34	1,741.44	(96)
G&A expenses	6.67	54.38	(88)
Foreign exchange (gain) loss	(0.05)	42.80	(100)
	104.72	1,885.33	(94)

Loss before income taxes	$(6.87)	$(1,762.35)	(100)

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three months ended March 31, 2013, loss before income taxes was $0.4 million compared with $22.1 million in the comparable period in 2012. Loss before income taxes in the first quarter of 2012 included a ceiling test impairment loss of $20.2 million relating to seismic and drilling costs on Block BM-CAL-10.

Oil and NGL production in Brazil is from the Tiê field in Block 155 in the onshore Recôncavo Basin. At March 31, 2013, we had three producing wells in this field compared with one producing well in the comparable period in 2012. We also increased our working interest in Block 155 from 70% to 100% in October 2012. Our production in Brazil is currently limited due to gas flaring restrictions, but we are continuing to evaluate options to mitigate the effect of these restrictions.

Revenue and other income increased to $6.2 million for the three months ended March 31, 2013, compared with $1.5 million in 2012, due to increased oil production volumes, partially offset by decreased prices. The price we receive in Brazil is at a discount to Brent due to refining and quality discounts.

Operating expenses increased to $2.1 million for the three months ended March 31, 2013, from $0.6 million in the comparable period in 2012 due to higher production volumes. On a per bbl basis, operating expenses decreased by 30% to $32.76 for the three months ended March 31, 2013, from $46.71 in the comparable period in 2012. Operating expenses per bbl decreased due to increased production.

DD&A expenses were $4.2 million in the three months ended March 31, 2013, compared with $21.8 million in the comparable period in 2012. DD&A in 2012, included a ceiling test impairment loss of $20.2 million. The impairment loss related to seismic and drilling costs on Block BM-CAL-10.

Capital Program – Brazil

Capital expenditures in our Brazilian segment during the three months ended March 31, 2013, were $14.5 million. Capital expenditures in 2013 included drilling of $13.0 million, facilities of $0.3 million, G&G expenditures of $0.4 million and $0.8 million of other expenditures.

The significant elements of our first quarter 2013 capital program in Brazil were:

•
We commenced drilling a horizontal sidetrack oil exploration well, 1-GTE-07-BA, in the Tiê field on Block REC-T-155 (100% WI, operated) and drilled one horizontal sidetrack oil exploration well, 1-GTE-06HP-BA, on Block REC-T-129 (100% WI, operated).

•	On Block REC-T-142 (100% WI, operated), our horizontal multi-stage fracture stimulation exploration drilling program is ongoing.

Outlook – Brazil

The 2013 capital program in Brazil is $77 million with $51 million allocated to drilling, $19 million to facilities and pipelines and $7 million for G&G and other expenditures.

Our planned work program for the remainder of 2013 in Brazil includes the completion of the two horizontal sidetrack oil exploration wells on Block REC-T-155 and Block REC-T-129, drilling and completion of an additional oil exploration well on Block REC-T-155, additional completion work on the 3-GTE-03-BA and 3-GTE-04-BA producing wells in the Tiê field and fracture stimulation operations on Block REC-T-142. We also plan to perform facilities and pipeline work on Block REC-T-155 and plan to acquire 3-D seismic on Block BM-CAL-7 (10% WI, non-operated) in the offshore Camamu Basin.

Results - Corporate Activities

	Three Months Ended March 31,
	2013	2012	% Change
(Thousands of U.S. Dollars)
Interest income	$164	$143	15

DD&A expenses	273	233	17
G&A expenses	2,980	5,753	(48)
Foreign exchange (gain) loss	(75)	180	(142)
	3,178	6,166	(48)

Loss before income taxes	$(3,014)	$(6,023)	(50)

G&A expenses in the three months ended March 31, 2013, were $3.0 million compared with $5.8 million in the comparable period in 2012. The reduction was primarily due to an increase in costs recovered from business units and lower consulting costs. Additionally, stock-based compensation was lower as we made only minimal stock option grants in the three months ended March 31, 2013 while we assessed proposed changes to the long-term incentive plan.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $235.9 million compared with $212.6 million at December 31, 2012.

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

At March 31, 2013, 93% of our cash and cash equivalents was held by our foreign subsidiaries. This balance is not available to fund domestic operations unless funds are repatriated. At this time, we do not intend to repatriate funds, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The governments in Brazil and Argentina require us to register funds that enter and exit the country with the central bank in each country. In Brazil, Argentina and Colombia, all transactions must be carried out in the local currency of the country. In Colombia, we participate in the Special Exchange Regime, which allows us to receive revenue in U.S. dollars offshore. Beginning in 2013, transfer of branch profits are considered as dividends subject to a 25% tax if those profits have not already been subject to Colombian tax. We do not currently expect that this change in Colombian law will have a material consequence to us.

The Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Central Bank may require prior authorization and may or may not grant such authorization for our Argentine subsidiaries to make dividends or loan payments to us. At March 31, 2013, $22.8 million, or 10%, of our cash and cash equivalents was deposited with banks in Argentina. We expect to use these funds for the 2013 Argentina work program and operations.

At March 31, 2013, one of our subsidiaries had a credit facility with Wells Fargo Bank National Association. This reserve-based facility has a maximum borrowing base up to $100 million and is supported by the present value of the petroleum reserves of two of our subsidiaries with operating branches in Colombia and our subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus 3.5%. In addition, a stand-by fee of 1.5% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The original credit facility became effective on July 30, 2010, for a three-year term. Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. As at March 31, 2013, and December 31, 2012, we had not drawn down any amounts under this facility. Under the terms of the credit facility, we cannot pay any dividends to our shareholders if we are in default under the facility and, if we are not in default, then we are required to obtain bank approval for any dividend payments exceeding $2 million in any fiscal year.

Cash Flows

During the three months ended March 31, 2013, our cash and cash equivalents increased by $23.3 million as a result of cash provided by operating activities of $109.8 million and cash provided by financing activities of $1.6 million, partially offset by cash used in investing activities of $88.1 million.

Cash provided by operating activities in the three months ended March 31, 2013, was primarily affected by increased oil and natural gas sales, decreased G&A expenses and lower realized foreign exchange losses. These increases were partially offset by increased operating and income tax expenses and a $1.2 million increase in assets and liabilities from operating activities. The main changes in assets and liabilities from operating activities were as follows: accounts receivable and other long-term assets increased by $29.4 million primarily due to increased volumes sold and prices for sales to Ecopetrol in Colombia, partially offset by the impact of a reduction in the number of days of sales outstanding in Argentina; inventory decreased by $11.6 million primarily due to the timing of recognition of oil sales to a customer in Colombia where the sale is recognized when the customer exports oil; accounts payable and accrued liabilities decreased by $14.7 million due to the timing of payments for drilling activity and reduced capital activity; and net taxes receivable decreased by $33.9 million resulting in net taxes payable due to the reimbursement of value added tax receivable and increased taxable income in Colombia.

Cash used in operating activities in the three months ended March 31, 2012, was negatively affected by a $92.4 million increase in assets and liabilities from operating activities. The main changes in assets and liabilities from operating activities were as follows: accounts receivable increased by $72.9 million due to increased sales and the timing of collection of receivables; inventory increased by $4.5 million due to the new commercialization and transportation agreements in Colombia; accounts payable and accrued liabilities decreased by $34.0 million. These amounts were partially offset by an increase in net taxes payable of $19.6 million due to increased taxable income in Colombia. The decrease in accounts payable and accrued liabilities was due to a $19.0 million reduction in royalties payable and a $13.7 million reduction in VAT payable, partially offset by a $12.0 million increase in capital expenditure related liabilities.

Cash outflows from investing activities in the three months ended March 31, 2013, included capital expenditures of $87.4 million (including changes in non-cash working capital related to investing activities) and an increase in restricted cash of $0.7 million. Cash outflows from investing activities in the three months ended March 31, 2012, included capital expenditures of $78.0 million (including changes in non-cash working capital related to investing activities) and an increase in restricted cash of $31.0 million.

Cash provided by financing activities in the three months ended March 31, 2013 and 2012, related to proceeds from issuance of shares of Common Stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As at March 31, 2013, we had no off-balance sheet arrangements.

Related Party Transactions

On August 7, 2012, we entered into a contract related to the Brazil drilling program with a company for which one of our directors is a shareholder (less than 10% shareholding) and was a director. During the three months ended March 31, 2013, $3.2 million was incurred and capitalized under this contract and at March 31, 2013, $2.3 million (December 31, 2012 - $1.1 million) was included in accounts payable relating to this contract.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2012 Annual Report on Form 10-K, filed with the SEC on February 26, 2013, and have not changed materially since the filing of that document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $113,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar. For the three months ended March 31, 2013, our realized foreign exchange loss was $1.5 million (three months ended March 31, 2012 - $3.0 million). The loss primarily related to realized foreign exchange losses on the net monetary assets in Argentina during the period. The Argentina Peso weakened by 4% and 2% against the U.S. dollar in the three months ended March 31, 2013, and 2012, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of March 31, 2013, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

Gran Tierra’s production from the Costayaco field is subject to an additional royalty that applies when cumulative gross production from a commercial field is greater than five MMbbl. This additional royalty is calculated on the difference between a trigger price defined by the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) and the sales price. The ANH has requested that the additional compensation be paid with respect to production from wells relating to the Moqueta discovery and has initiated a noncompliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, Gran Tierra views the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process and filed an arbitration claim. As at March 31, 2013, total cumulative production from the Moqueta field was 1.2 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $20.0 million. At this time, no amount has been accrued in the financial statements nor deducted from our reserves for the disputed royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra Energy Colombia, Ltd are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the additional royalty. Discussions with the ANH are ongoing. As at March 31, 2013, the estimated compensation which would be payable if the

ANH’s interpretation is successful is $15.7 million. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

We have several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We record costs as they are incurred or become probable and determinable.

Item 1A. Risk Factors

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013, are set forth below and are unchanged substantively at March 31, 2013, other than those designated by an asterisk “*”.

Risks Related to Our Business

*Guerrilla Activity in Colombia Has Disrupted and Delayed, and Could Continue to Disrupt or Delay, Our Operations and We Are Concerned About Safeguarding Our Operations and Personnel in Colombia.

During 2012, the guerrilla activity in Colombia increased significantly. This increased activity creates a greater risk for our operations and our employees and our mitigation activities may not be adequate to alleviate the risks arising from such guerrilla activity.

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

We operate principally in the Putumayo Basin in Colombia, and have properties in other basins, including the Catatumbo, Cauca, Llanos, Middle Magdalena and Lower Magdalena Basins. The Putumayo and Catatumbo regions have been the breeding place of guerrilla activity. Beginning in 1989, our predecessor company's facilities in one field were attacked by guerrillas and operations were briefly disrupted. In October 2010, two of our sites in the Putumayo/Cauca were attacked by FARC guerrillas causing some disruption to operations. Pipelines have also been primary targets because such pipelines cannot be adequately secured due to the sheer length of such pipelines and the remoteness of the areas in which the pipelines are laid. The Ecopetrol-operated OTA pipeline which transports oil from the Putumayo region and upon which we materially rely has been targeted by these guerrilla groups. In March and April of 2008, June, July, August and October of 2009, June, August, and September of 2010, February 2011, February to August of 2012 and October 2012 to May 2013, sections of the OTA pipeline were sabotaged by guerrillas, which temporarily reduced our deliveries to Ecopetrol during the affected periods. In 2012, the OTA pipeline was shutdown for over 162 days and the shutdown had a material adverse effect on our deliveries to Ecopetrol and our financial performance for 2012. We have employed mitigation strategies as discussed in the risk "We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses" later in this section. Such disruptions may continue indefinitely and could harm our business.

On January 30, 2013, four contract workers employed by companies providing services to Gran Tierra in the Putumayo Basin were abducted, possibly by guerillas. One individual was released within an hour, the other three contract workers were returned unharmed the next day (January 31, 2013). No employees of Gran Tierra were involved in the incident. On March 8, 2013, three armed people entered a remote facility and started a fire resulting in damage to our facilities in the amount of approximately $1.1 million. Production of about 330 BOPD was shut in for 39 days. No long-term environmental damage or injury to personnel occurred. Continuing attempts by the Colombian government to reduce or prevent guerrilla activity may not be successful and guerrilla activity may continue to disrupt our operations in the future. Our efforts to increase security measures may not be successful and there can also be no assurance that we can maintain the safety of our or our contractors' field personnel and Bogota head office personnel or operations in Colombia or that this violence will not continue to adversely affect our operations in the future and cause significant loss.

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

Problems with these pipelines can cause interruptions to our producing activities if they are for a long enough duration that our storage facilities become full. For example, we experienced disruptions in transportation on this pipeline in March and April of 2008, June, July and August of 2009, June, August, and September 2010, February 2011, February to August of 2012 and October 2012 to May 2013 as a result of sabotage by guerrillas. In addition, there is competition for space in these pipelines, and additional discoveries in our area of operations by other companies could decrease the pipeline capacity available to us. Trucking is an alternative to transportation by pipeline; however, it is generally more expensive and carries higher safety risks for us, our employees and the public.

Recent alternative transportation arrangements in Colombia allowed us to deliver our full production in January 2013; however, these deliveries result in reduced realized prices compared to the Ecopetrol operated OTA pipeline deliveries and are not necessarily sustainable. When disruptions are of a long enough duration, our sales volumes may be lower than normal, which will cause our cash flow to be lower than normal, and if our storage facilities become full, we can be forced to reduce production.

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

We operate our business in Colombia, Argentina, Peru, and Brazil, and may eventually expand to other countries. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. For example, starting on November 21, 2008, we were forced to reduce production in Colombia on a gradual basis, culminating on December 11, 2008, when we suspended all production from the Santana, Guayuyaco and Chaza blocks in the Putumayo Basin. This temporary suspension of production operations was the result of a declaration of a state of emergency and force majeure by Ecopetrol due to a general strike in the region. In January 2009, the situation was resolved and we were able to resume production and sales shipments. Starting in 2010, there was an increased presence of illegitimate unionization activities in the Putumayo Basin by the Sindicato de Trabajadores Petroleros del Putumayo, which disrupted our operations from time to time and may do so in the future. During 2011 and 2012, Argentina has experienced increased union activity and this may create disruptions in our Argentina operations in the future. During 2012 and 2013, we have also experienced related issues with landowners blocking access to our fields for short periods of time in Argentina. South America has a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including the imposition of additional taxes. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any changes in oil and gas or investment regulations and policies or a shift in political attitudes in Argentina, Colombia, Peru or Brazil or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit.

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

In July 2012, the Argentina government mandated the creation of an oil planning commission that will set national energy goals and have the power to review private oil companies' investment plans. Private companies must submit an annual investment plan by September 30 of each year. The committee will have the power to approve or reject the annual investment plan. This decree is new and many details are yet to be announced. However, we believe there is a risk that this may cause delays in our operations in Argentina, or cause changes to our investment plans that could negatively affect our business in Argentina or the rest of our operations.

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

Our capital program for 2013 calls for approximately $424 million to fund our exploration and development, which we intend to fund through existing cash, cash flows from operations and potential periodic draws from our revolving credit facility. Funding this program relies in part on oil prices remaining high and other factors to generate sufficient cash flow. If we are not able to generate the sales which, together with our current cash resources, are sufficient to fund our capital program, we will not be able to efficiently execute our business plan which would cause us to decrease our exploration and development, which could harm our business outlook, investor confidence and our share price.

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

The ANH has requested that the additional compensation be paid with respect to production from the recently drilled wells relating to the Moqueta discovery and has initiated a noncompliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, we view the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is our view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds five MMbbl. Discussions with the ANH have not resolved this issue and we have sent notice to the ANH to initiate the dispute resolution process prescribed by the Chaza Contract and have filed an arbitration claim. No assurance can be made that our interpretation will prevail and, depending on the ultimate size of the cumulative production from the Moqueta field in the future, such amounts may be material if such additional compensation must be paid. As at March 31, 2013, total cumulative production from the Moqueta field was 1.2 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $20.0 million. At this time no amount has been accrued in the financial statements nor deducted from our reserves for the disputed royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra Energy Colombia, Ltd are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the additional royalty. Discussions with the ANH are ongoing. As at March 31, 2013, the estimated compensation which would be payable if the ANH’s interpretation is successful is $15.7 million. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Our Business May Suffer If We Do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our executive team and other personnel in conducting our business. The loss of any of these individuals or our inability to attract suitably qualified individuals to replace any of them could materially adversely impact our business. We are experiencing difficulties in finding and retaining suitably qualified staff in certain jurisdictions, particularly in Brazil and Peru, where experienced personnel in our industry are in high demand and competition for their talents is intense.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in U.S. dollars. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our income taxes in Colombia are paid in Colombian pesos. Our production in Argentina is primarily invoiced in U.S. dollars, but payment is made in Argentina pesos, at the then current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to U.S. dollars, our functional currency. Since September 1, 2005, exchange rates between the Colombian peso and U.S. dollar have varied between 1,648 pesos to one U.S. dollar to 2,632 pesos to one U.S. dollar, a fluctuation of approximately 60%. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentina peso and U.S. dollar has varied between 3.05 pesos to one U.S. dollar to 5.16 pesos to the U.S. dollar, a fluctuation of approximately 69%. Production in Brazil is invoiced and paid in Brazilian Reals. Since September 1, 2005, the exchange rate of the Brazilian Real has varied between 1.56 Reals to one U.S. dollar to 2.45 Reals to the U.S. dollar, a variance of 57%. Current and deferred tax liabilities in Colombia are denominated in Colombian pesos and the weakening of

3% in the Colombian Peso against the U.S. dollar in the three months ended March 31, 2013, resulted in a foreign exchange gain.

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

Negative Political Developments in Peru May Negatively Affect our Proposed Operations.

Peru held a national election in June 2011 after which a new political regime was elected, led by the left-populist candidate, Ollante Humala, who was elected the President. Mr. Humala has noted that the past decade prioritized the strengthening of democracy with economic growth, while the new government will enhance social inclusion to benefit the neediest. This political regime may adopt new policies, laws and regulations that are more hostile toward foreign investment which may result in the imposition of additional taxes, the adoption of regulations that limit price increases, termination of contract rights, or the expropriation of foreign-owned assets. Such actions by the elected political regime could limit the amount of our future revenue in that country and affect our results of operations. While we do not have any reserves or any producing wells in Peru at this time, we do hold significant land holdings, have made significant capital investments and plan to continue doing so.

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

*Our business could be negatively impacted by security threats, including cybersecurity threats as well as other disasters, and related disruptions.

Our business processes depend on the availability, capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. It is critical to our business that our facilities and infrastructure remain secure.  Although we employ data encryption processes, an intrusion detection system, and other internal control procedures to assure the security of our data, we cannot guarantee that these measures will be sufficient for this purpose. The ability of the information technology function to support our business in the event of a security breach or a disaster such as fire or flood and our ability to recover key systems and information from unexpected interruptions cannot be fully tested and there is a risk that, if such an event actually occurs, we may not be able to address immediately the repercussions of the breach or disaster. In that event, key information and systems may be unavailable for a number of days or weeks, leading to our inability to conduct business or perform some business processes in a timely manner.

We have expended significant time and money on the security of our facilities and on our information technology infrastructure. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our data becomes available to unauthorized parties, we may lose our competitive edge in certain of our business activities and our reputation may be damaged. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

We have had past security breaches to our infrastructure, and, although they did not have a material adverse effect on our operations or our operating results, there can be no assurance of a similar result in the future.  Our employees have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate information or to introduce viruses or other malware through “trojan horse” programs to our computers. These emails appear to be legitimate emails sent by us but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. Despite our efforts to mitigate “spoof” and “phishing” emails through education, “spoof” and “phishing” activities remain a serious problem that may damage our information technology infrastructure.
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

We are subject to licensing and permitting requirements relating to exploring and drilling for and development of oil and natural gas, including seismic, environmental and many other operating permits. We may not be able to obtain, sustain or renew such licenses and permits on a timely basis or at all. For example, the permitting process in Peru takes significant time, meaning that exploration and development projects have a longer cycle time to completion than they might elsewhere. Other drilling and development projects are being delayed, most significantly our Moqueta field development, because the Ministry of the Environment has not increased staffing levels to meet increased activity in the oil and gas industry in Colombia and so permit processing takes longer than usual. These delays are also significantly impacting other industry participants. Regulations and policies relating to these licenses and permits may change, be implemented in a way that we do not currently anticipate or take significantly greater time to obtain. These licenses and permits are subject to numerous requirements, including compliance with the environmental regulations of the local governments. As we are not the operator of all the joint ventures we are currently involved in, we may rely on the operator to obtain all necessary permits and licenses. If we fail to comply with these requirements, we could be prevented from drilling for oil and natural gas, and we could be subject to civil or criminal liability or fines. Revocation or suspension of our environmental and operating permits could have a material adverse effect on our business, financial condition and results of operations. For example, currently in Brazil, we are subject to restrictions on flaring natural gas, which have the impact of limiting our production capacity.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI per bbl was $66 in 2006, $72 in 2007, $100 in 2008, $62 in 2009, $79 in 2010, $95 in 2011, $94 in 2012 and $94 in the three months ended March 31, 2013, demonstrating the inherent volatility in the market. The average Brent oil price per bbl was $111.67 in 2012 and $112.51 in the three months ended March 31, 2013. Given the current economic environment and unstable conditions in the Middle East, North Africa, the United States and Europe, the oil price environment is unpredictable and unstable. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

In addition, oil and natural gas prices in Argentina are effectively regulated and during 2009, 2010, 2011, 2012 and the three months ended March 31, 2013, were substantially lower than those received in North America. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, the purchaser of most of the oil that we produce in Colombia, may cause realized prices to be lower or higher than those received in North America. Oil prices in Brazil are defined by contract with the refinery and may be lower or higher than those received in North America.

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

GRAN TIERRA ENERGY INC.

Date: May 6, 2013	/s/ Dana Coffield
By: Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 6, 2013	/s/ James Rozon
By: James Rozon
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (SEC File No. 001-34018), filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (SEC File No. 333-153376), filed with the SEC on October 10, 2008.

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited. +	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A (SEC File No. 001-34018), filed with the SEC on January 6, 2010.

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2013 (SEC File No. 000-52594).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.4	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

10.1	Seventh Amendment to Credit Agreement, dated as of January 17, 2013, among Solana Resources Limited, Gran Tierra Energy Inc., Wells Fargo Bank, National Association, and the Lenders.	Incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2012, and filed with the SEC on February 26, 2013 (SEC File No. 001-34018).

10.2	Addendum No. 3 to the Transportation Agreement between Gran Tierra Energy Colombia, Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K for the year ended December 31, 2012, and filed with the SEC on February 26, 2013 (SEC File No. 001-34018).

10.3	Addendum No. 3 to the Transportation Agreement between Petrolifera Petroleum (Colombia) Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K for the year ended December 31, 2012, and filed with the SEC on February 26, 2013 (SEC File No. 001-34018).

10.4	Notice dated February 15, 2013, from Wells Fargo Bank that the borrowing base amount for the Solana Resources Ltd credit facility has been increased and the increase is effective.	Incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K for the year ended December 31, 2012, and filed with the SEC on February 26, 2013 (SEC File No. 001-34018).

10.5	2012 Executive Officer Cash Bonus Compensation and 2013 Cash Compensation Arrangements.
Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on February 19, 2013, with respect to 2012 Cash Bonus Compensation and 2012 Cash Compensation Arrangements (SEC File No. 001-34018).

10.6	Addendum No. 2 to the Transportation Agreement between Petrolifera Petroleum (Colombia) Ltd. and Ecopetrol S.A.	Filed herewith.

10.7	Amendment to Executive Employment Agreement, dated February 21, 2003, between Gran Tierra Energy Brasil Ltda. and Julio Moreira. *	Filed herewith.

31.1	Certification of Principal Executive Officer.	Filed herewith.

31.2	Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.
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