Form 10-Q
period 2013-06-30
GRAN TIERRA ENERGY INC.
filed 2013-08-07
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2013

or

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

On August 2, 2013, the following number of shares of the registrant’s capital stock were outstanding: 271,752,768 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value, representing 4,534,127 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing 6,787,191 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Six Months Ended June 30, 2013

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

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

We also refer to royalties and farm-in or farm-out transactions. Royalties include payments to governments on the production of oil and gas, either in kind or in cash. Royalties also include overriding royalties paid to third parties. A farm-in or farm-out transaction refers to a contractual agreement with an owner who holds a working interest in an oil and gas lease to assign all or part of that interest to another party in exchange for fulfilling contractually specified conditions. Payment in a farm-in or farm-out transaction can be in cash and/or in kind by committing to perform and/or pay for certain work obligations. A farm-out agreement often stipulates that the other party must drill a well to a certain depth, at a specified location, within a certain time frame. The transaction is labeled a farm-in by the purchaser of the working interest and a farm-out by the seller of the working interest.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE AND OTHER INCOME
Oil and natural gas sales	$168,181	$114,542	$372,961	$269,790
Interest income	629	608	1,220	1,311
	168,810	115,150	374,181	271,101
EXPENSES
Operating	31,902	27,333	72,917	51,820
Depletion, depreciation, accretion and impairment (Note 4)	63,022	32,571	121,434	92,938
General and administrative	11,746	17,599	23,167	33,498
Foreign exchange (gain) loss	(11,980)	4,807	(17,209)	29,182
Other loss (Note 8)	—	—	4,400	—
	94,690	82,310	204,709	207,438

INCOME BEFORE INCOME TAXES	74,120	32,840	169,472	63,663
Income tax expense (Note 7)	(26,337)	(19,736)	(63,776)	(50,872)
NET INCOME AND COMPREHENSIVE INCOME	47,783	13,104	105,696	12,791
RETAINED EARNINGS, BEGINNING OF PERIOD	342,586	184,701	284,673	185,014
RETAINED EARNINGS, END OF PERIOD	$390,369	$197,805	$390,369	$197,805

NET INCOME PER SHARE — BASIC	$0.17	$0.05	$0.37	$0.05
NET INCOME PER SHARE — DILUTED	$0.17	$0.05	$0.37	$0.05
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	282,822,383	280,714,786	282,482,343	279,726,434
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	285,449,708	284,141,287	285,646,763	283,500,228

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$281,978	$212,624
Restricted cash	2,549	1,404
Accounts receivable	114,128	119,844
Inventory (Note 4)	14,720	33,468
Taxes receivable	7,562	39,922
Prepaids	3,866	4,074
Deferred tax assets (Note 7)	1,445	2,517
Total Current Assets	426,248	413,853

Oil and Gas Properties (using the full cost method of accounting)
Proved	801,255	813,247
Unproved	445,994	383,414
Total Oil and Gas Properties	1,247,249	1,196,661
Other capital assets	9,610	8,765
Total Property, Plant and Equipment (Note 4)	1,256,859	1,205,426

Other Long-Term Assets
Restricted cash	3,924	1,619
Deferred tax assets (Note 7)	2,950	1,401
Taxes receivable	13,054	1,374
Other long-term assets	6,972	6,621
Goodwill	102,581	102,581
Total Other Long-Term Assets	129,481	113,596
Total Assets	$1,812,588	$1,732,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$66,228	$102,263
Accrued liabilities	79,122	66,418
Taxes payable	41,784	22,339
Deferred tax liabilities (Note 7)	1,599	337
Asset retirement obligation (Note 6)	—	28
Total Current Liabilities	188,733	191,385

Long-Term Liabilities
Deferred tax liabilities (Note 7)	190,866	225,195
Equity tax payable (Note 7)	1,632	3,562
Asset retirement obligation (Note 6)	19,615	18,264
Other long-term liabilities	7,421	3,038
Total Long-Term Liabilities	219,534	250,059

Contingencies (Note 8)
Shareholders’ Equity
Common Stock (Note 5) (271,747,587 and 268,482,445 shares of Common Stock and 11,323,499 and 13,421,488 exchangeable shares, par value $0.001 per share, issued and outstanding as at June 30, 2013 and December 31, 2012, respectively)	9,750	7,986
Additional paid in capital	1,004,202	998,772
Retained earnings	390,369	284,673
Total Shareholders’ Equity	1,404,321	1,291,431
Total Liabilities and Shareholders’ Equity	$1,812,588	$1,732,875

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$105,696	$12,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depletion, depreciation, accretion and impairment	121,434	92,938
Deferred tax recovery (Note 7)	(15,749)	(10,050)
Stock-based compensation (Note 5)	4,416	6,922
Unrealized foreign exchange (gain) loss	(18,366)	16,164
Settlement of asset retirement obligation (Note 6)	—	(404)
Equity tax	(1,718)	(1,785)
Other loss (Note 8)	4,400	—
Net change in assets and liabilities from operating activities
Accounts receivable and other long-term assets	3,726	(17,668)
Inventory	13,560	(13,485)
Prepaids	209	154
Accounts payable and accrued and other liabilities	(9,314)	(28,567)
Taxes receivable and payable	40,486	(82,262)
Net cash provided by (used in) operating activities	248,780	(25,252)

Investing Activities
Increase in restricted cash	(3,450)	(23,006)
Additions to property, plant and equipment	(184,586)	(178,644)
Proceeds from oil and gas properties (Note 4)	5,597	—
Net cash used in investing activities	(182,439)	(201,650)

Financing Activities
Proceeds from issuance of shares of Common Stock (Note 5)	3,013	3,745
Net cash provided by financing activities	3,013	3,745

Net increase (decrease) in cash and cash equivalents	69,354	(223,157)
Cash and cash equivalents, beginning of period	212,624	351,685
Cash and cash equivalents, end of period	$281,978	$128,528

Cash	$279,377	$78,929
Term deposits	2,601	49,599
Cash and cash equivalents, end of period	$281,978	$128,528

Supplemental cash flow disclosures:
Cash paid for income taxes	$12,631	$139,482

Non-cash investing activities:
Non-cash net assets and liabilities related to property, plant and equipment, end of period	$62,377	$18,447

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,	Year Ended December 31,
	2013	2012
Share Capital
Balance, beginning of period	$7,986	$7,510
Issue of shares of Common Stock (Note 5)	1,764	476
Balance, end of period	9,750	7,986

Additional Paid in Capital
Balance, beginning of period	998,772	980,014
Issue of shares of Common Stock (Note 5)	—	2,902
Exercise of warrants	—	1,590
Expiry of warrants	—	190
Exercise of stock options (Note 5)	1,249	960
Stock-based compensation (Note 5)	4,181	13,116
Balance, end of period	1,004,202	998,772

Warrants
Balance, beginning of period	—	1,780
Exercise of warrants	—	(1,590)
Expiry of warrants	—	(190)
Balance, end of period	—	—

Retained Earnings
Balance, beginning of period	284,673	185,014
Net income	105,696	99,659
Balance, end of period	390,369	284,673

Total Shareholders’ Equity	$1,404,321	$1,291,431

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

Restricted Stock Units

In May 2013, the Company's Board of Directors determined that the Company will annually grant time-vested restricted stock units ("RSUs") to officers, employees and consultants. RSUs entitle the holder to receive, at the option of the Company, either the underlying number of shares of the Company's Common Stock upon vesting of such shares or a cash payment equal to the value of the underlying shares. The Company expects its practice will be to settle RSUs in cash and, therefore, RSUs are accounted for as liability instruments. Compensation expense for RSUs granted is based on the estimated fair value, which is determined using the closing share price, at each reporting date, and the expense, net of estimated forfeitures, is recognized over the requisite service period using the accelerated method, with a corresponding change to liabilities. An adjustment is made to compensation expense for any difference between the estimated forfeitures and the actual forfeitures related to vested awards. Additionally, the Company will continue to grant options to purchase shares of Common Stock to certain directors, officers, employees and consultants. Stock-based compensation expense relating to RSUs and stock options is capitalized as part of oil and natural gas properties or expensed as part of operating expenses or general and administrative (“G&A”) expenses, as appropriate.

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

3. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil and natural gas. The Company’s reportable segments are Colombia, Argentina, Peru and Brazil based on geographic organization. The level of activity in Peru and Brazil was not significant at June 30, 2013, or December 31, 2012; however, the Company has separately disclosed its results of operations in Peru and Brazil as reportable segments. The All Other category represents the Company’s corporate activities.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates reportable segment performance based on income or loss before income taxes.

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended June 30, 2013
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$144,333	$17,931	$—	$5,917	$—	$168,181
Interest income	143	304	12	2	168	629
Depletion, depreciation, accretion and impairment	48,364	7,430	137	6,843	248	63,022
Depletion, depreciation, accretion and impairment - per unit of production	29.01	26.57	—	102.20	—	31.29
Income (loss) before income taxes	84,470	(382)	(2,353)	(2,887)	(4,728)	74,120
Segment capital expenditures (1)	$48,743	$(540)	$19,601	$19,981	$228	$88,013
	Three Months Ended June 30, 2012
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$92,018	$21,482	$—	$1,042	$—	$114,542
Interest income	223	39	—	273	73	608
Depletion, depreciation, accretion and impairment	23,084	7,990	991	266	240	32,571
Depletion, depreciation, accretion and impairment - per unit of production	24.61	23.78	—	23.14	—	25.34
Income (loss) before income taxes	42,481	1,268	(2,573)	(1,227)	(7,109)	32,840
Segment capital expenditures	$42,247	$2,739	$16,007	$5,442	$169	$66,604
	Six Months Ended June 30, 2013
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$324,336	$36,471	$—	$12,154	$—	$372,961
Interest income	304	547	26	11	332	1,220
Depletion, depreciation, accretion and impairment	94,320	15,380	199	11,014	521	121,434
Depletion, depreciation, accretion and impairment - per unit of production	27.63	26.62	—	84.21	—	29.46
Income (loss) before income taxes	186,138	(2,018)	(3,580)	(3,326)	(7,742)	169,472
Segment capital expenditures (1)	$79,150	$4,265	$48,848	$34,520	$239	$167,022
	Six Months Ended June 30, 2012
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$230,651	$36,851	$—	$2,288	$—	$269,790
Interest income	427	86	15	567	216	1,311
Depletion, depreciation, accretion and impairment	55,370	13,915	1,106	22,074	473	92,938
Depletion, depreciation, accretion and impairment - per unit of production	25.29	23.35	—	919.14	—	33.08
Income (loss) before income taxes	102,601	791	(3,300)	(23,297)	(13,132)	63,663
Segment capital expenditures	$62,596	$16,844	$32,662	$41,698	$395	$154,195
(1) In 2013, segment capital expenditures are net of proceeds of $4.1 million relating to the Company's assumption of the remaining 50% working interest in the Santa Victoria Block in Argentina and $1.5 million relating to the Company's sale of its 15% working interest in the Mecaya Block in Colombia (Note 4).

	As at June 30, 2013
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$830,111	$128,234	$144,589	$150,909	$3,016	$1,256,859
Goodwill	102,581	—	—	—	—	102,581
Other assets	206,439	39,594	20,996	9,193	176,926	453,148
Total Assets	$1,139,131	$167,828	$165,585	$160,102	$179,942	$1,812,588

	As at December 31, 2012
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$840,027	$138,768	$95,940	$127,394	$3,297	$1,205,426
Goodwill	102,581	—	—	—	—	102,581
Other assets	222,220	47,038	10,880	8,498	136,232	424,868
Total Assets	$1,164,828	$185,806	$106,820	$135,892	$139,529	$1,732,875

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

In the six months ended June 30, 2013, the Company had two significant customers in Colombia: Ecopetrol S.A. ("Ecopetrol") and one other customer, which accounted for 49% and 29%, respectively, of the Company's consolidated oil and natural gas sales for the six months ended June 30, 2013 and 43% and 39%, respectively, for the three months ended June 30, 2013. For the three and six months ended June 30, 2012, sales to Ecopetrol accounted for 75% and 81%, respectively, of the Company's consolidated oil and natural gas sales.

4. Property, Plant and Equipment and Inventory

Property, Plant and Equipment

	As at June 30, 2013			As at December 31, 2012
(Thousands of U.S. Dollars)	Cost	Accumulated depletion, depreciation and impairment	Net book value	Cost	Accumulated depletion, depreciation and impairment	Net book value
Oil and natural gas properties
Proved	$1,664,350	$(863,095)	$801,255	$1,562,477	$(749,230)	$813,247
Unproved	445,994	—	445,994	383,414	—	383,414
	2,110,344	(863,095)	1,247,249	1,945,891	(749,230)	1,196,661
Furniture and fixtures and leasehold improvements	7,682	(5,732)	1,950	7,575	(5,093)	2,482
Computer equipment	13,459	(6,458)	7,001	10,971	(5,248)	5,723
Automobiles	1,352	(693)	659	1,376	(816)	560
Total Property, Plant and Equipment	$2,132,837	$(875,978)	$1,256,859	$1,965,813	$(760,387)	$1,205,426

Depletion and depreciation expense on property, plant and equipment for the three months ended June 30, 2013, was $59.0 million (three months ended June 30, 2012 - $35.1 million) and for the six months ended June 30, 2013, was $113.6 million (six months ended June 30, 2012 - $77.8 million). A portion of depletion and depreciation expense was recorded as inventory in each period and adjusted for inventory changes.

In the second quarter of 2013, the Company recorded a ceiling test impairment loss of $2.0 million in the Company's Brazil cost center as a result of lower realized prices and increased operating costs.

On February 17, 2012, in accordance with the terms of the farm-out agreement for Block BM-CAL-10 in Brazil, the Company gave notice to Statoil that it would not enter into and assume its share of the work obligations of the second exploration period of the block. As a result, the farm-out agreement terminated and the Company did not receive any interest in this block. Pursuant to the farm-out agreement, the Company was obligated to make payment for a certain percentage of the costs relating to Block BM-CAL-10, which relate primarily to a well that was drilled during the term of the farm-out agreement. The notice of withdrawal was a trigger for payment of amounts that would otherwise have been due if the farm-out agreement had closed and the Company had acquired a working interest. In the first quarter of 2012, the Company recorded a ceiling test impairment loss in the Company’s Brazil cost center of $20.2 million. This impairment loss resulted from the recognition of $23.8 million of capital expenditures in relation to the Block BM-CAL-10 farm-out agreement in the first quarter of 2012.

In the second quarter of 2013, the Company assumed its partner's 50% working interest in the Santa Victoria Block in Argentina and received cash consideration of $4.1 million from its partner, comprising the balance owing for carry consideration and compensation for the second exploration phase work commitment. The Company also received proceeds of $1.5 million relating to a sale of its 15% working interest in the Mecaya Block in Colombia.

The amounts of G&A expenses and stock-based compensation capitalized in each of the Company's cost centers were as follows:

	Six Months Ended June 30, 2013
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$10,269	$2,113	$2,932	$2,604	$17,918
Capitalized stock-based compensation	$159	$122	$—	$103	$384

	Six Months Ended June 30, 2012
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$4,219	$1,915	$1,623	$2,107	$9,864
Capitalized stock-based compensation	$190	$148	$—	$193	$531

Unproved oil and natural gas properties consist of exploration lands held in Colombia, Argentina, Peru and Brazil. As at June 30, 2013, the Company had $172.3 million (December 31, 2012 - $175.9 million) of unproved assets in Colombia, $38.7 million (December 31, 2012 - $42.3 million) of unproved assets in Argentina, $143.8 million (December 31, 2012 - $95.1 million) of unproved assets in Peru, and $91.2 million (December 31, 2012 - $70.1 million) of unproved assets in Brazil for a total of $446.0 million (December 31, 2012 - $383.4 million). These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed. The Company expects that approximately 59% of costs not subject to depletion at June 30, 2013, will be transferred to the depletable base within the next five years and the remainder in the next five to 10 years.

Inventory

At June 30, 2013, oil and supplies inventories were $12.7 million and $2.0 million, respectively (December 31, 2012 - $31.2 million and $2.3 million, respectively).

5. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as Common Stock, par value $0.001 per share, 25 million are designated as Preferred Stock, par value $0.001 per share, and two shares are designated as special voting stock, par value $0.001 per share.

As at June 30, 2013, outstanding share capital consists of 271,747,587 shares of Common Stock of the Company, 6,789,372 exchangeable shares of Gran Tierra Exchange Co., (the "Exchangeco exchangeable shares") which will be automatically exchangeable on November 14, 2013 (or at an earlier date under certain specified circumstances), and 4,534,127 exchangeable shares of Goldstrike Exchange Co. (the "Goldstrike exchangeable shares"), automatically exchangeable on November 10, 2013. During the six months ended June 30, 2013, 1,167,153 shares of Common Stock were issued upon the exercise of stock options, 408,306 shares of Common Stock were issued upon the exchange of the Exchangeco exchangeable shares and 1,689,683 shares of Common Stock were issued upon the exchange of the Goldstrike exchangeable shares.

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

Restricted Stock Units and Stock Options

In May 2013, the Company issued RSUs and stock options, which will vest as to 1/3 of the awards on each of March 1, 2014, March 1, 2015 and March 1, 2016. The term of options granted after May 2013 is five years or three months after the grantee’s end of service to the Company, whichever occurs first. Options granted prior to May 2013 continue to have a term of ten years or three months after the grantee’s end of service to the Company, whichever occurs first. Once an RSU is vested, it is immediately settled and considered to be at the end of its term.

The following table provides information about long-term incentive plan ("LTIP") activity for the six months ended June 30, 2013:

	RSUs	Options
	Number of Outstanding Share Units	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Balance, December 31, 2012	—	15,399,662	5.11
Granted	927,905	2,051,335	6.27
Exercised	—	(1,167,153)	(2.58)
Forfeited	(3,170)	(193,882)	(6.20)
Expired	—	(92,595)	(6.39)
Balance, June 30, 2013	924,735	15,997,367	5.42

For the six months ended June 30, 2013, 1,167,153 shares of Common Stock were issued for cash proceeds of $3.0 million upon the exercise of 1,167,153 stock options (six months ended June 30, 2012 - $3.7 million).

The weighted average grant date fair value for options granted in the six months ended June 30, 2013, was $2.65 (six months ended June 30, 2012 - $3.37) and for the three months ended June 30, 2013, was $2.66 (three months ended June 30, 2012 - $2.88). As a result of the change in the term of stock options from ten years to five years, the weighted average volatility used in the Black-Scholes option pricing model was reduced to 54% for the three months ended June 30, 2013 from 75% for the year ended December 31, 2012, resulting in a lower grant date fair value per share than in prior periods.

The amounts recognized for stock-based compensation were as follows:

(Thousands of U.S. Dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation costs for stock options	$1,932	$4,022	$4,181	$7,453
Compensation costs for RSUs	619	—	619	—
	2,551	4,022	4,800	7,453
Less: stock-based compensation costs capitalized	(202)	(292)	(384)	(531)
Total stock-based compensation expense	$2,349	$3,730	$4,416	$6,922

Of the total compensation expense for the three months ended June 30, 2013, $2.1 million (three months ended June 30, 2012 - $3.4 million) was recorded in G&A expenses and $0.2 million (three months ended June 30, 2012 – $0.3 million) was recorded in operating expenses. Of the total compensation expense for the six months ended June 30, 2013, $4.0 million (six months ended June 30, 2012 – $6.3 million) was recorded in G&A expenses and $0.4 million (six months ended June 30, 2012 – $0.6 million) was recorded in operating expenses.

At June 30, 2013, there was $13.4 million (December 31, 2012 - $8.2 million) of unrecognized compensation cost related to unvested LTIP units which is expected to be recognized over the next two years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of common and exchangeable shares outstanding	282,822,383	280,714,786	282,482,343	279,726,434
Shares issuable pursuant to warrants	—	170,145	—	339,495
Shares issuable pursuant to stock options	10,400,550	5,942,583	5,610,297	6,078,405
Shares assumed to be purchased from proceeds of stock options	(7,773,225)	(2,686,227)	(2,445,877)	(2,644,106)
Weighted average number of diluted common and exchangeable shares outstanding	285,449,708	284,141,287	285,646,763	283,500,228

For the three months ended June 30, 2013, 5,282,205 options (three months ended June 30, 2012 - 9,726,917 options) were excluded from the diluted income per share calculation as the options were anti-dilutive. For the six months ended June 30, 2013, 10,902,358 options (six months ended June 30, 2012 - 9,731,230 options) were excluded from the diluted income per share calculation as the options were anti-dilutive.

6. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Six Months Ended	Year Ended
(Thousands of U.S. Dollars)	June 30, 2013	December 31, 2012
Balance, beginning of year	$18,292	$12,669
Settlements	—	(404)
Liability incurred	675	5,190
Liability assumed in a business combination	—	410
Foreign exchange	(25)	45
Accretion	673	998
Revisions in estimated liability	—	(616)
Balance, end of period	$19,615	$18,292

Asset retirement obligation - current	$—	$28
Asset retirement obligation - long-term	19,615	18,264
Balance, end of period	$19,615	$18,292

Revisions to estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling the asset retirement obligation. At June 30, 2013, the fair value of assets that are legally restricted for purposes of settling asset retirement obligations was $1.9 million (December 31, 2012 - $1.3 million).

7. Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income before income taxes for the following reasons:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2013	2012
Income (loss) before income taxes
United States	(4,631)	$(2,444)
Foreign	174,103	$66,107
	169,472	63,663
	35%	35%
Income tax expense expected	59,315	22,282
Foreign currency translation adjustments	(5,257)	8,101
Impact of foreign taxes	1,418	(86)
Stock-based compensation	1,112	2,326
Increase in valuation allowance	4,674	5,457
Branch and other foreign loss pick-up	(396)	(2,159)
Non-deductible third party royalty in Colombia	5,749	7,140
Other permanent differences	(2,839)	7,811
Total income tax expense	$63,776	$50,872

Current income tax expense
United States	$726	$(301)
Foreign	78,799	61,223
	79,525	60,922
Deferred income tax recovery
United States	—	—
Foreign	(15,749)	(10,050)
	(15,749)	(10,050)
Total income tax expense	$63,776	$50,872

	As at
(Thousands of U.S. Dollars)	June 30, 2013	December 31, 2012
Deferred Tax Assets
Tax benefit of operating loss carryforwards	$56,744	$51,920
Tax basis in excess of book basis	23,658	22,519
Foreign tax credits and other accruals	30,449	30,926
Tax benefit of capital loss carryforwards	4,202	4,779
Deferred tax assets before valuation allowance	115,053	110,144
Valuation allowance	(110,658)	(106,226)
	$4,395	$3,918

Deferred tax assets - current	$1,445	$2,517
Deferred tax assets - long-term	2,950	1,401
	4,395	3,918
Deferred tax liabilities - current	(1,599)	(337)
Deferred tax liabilities - long-term	(190,866)	(225,195)
	(192,465)	(225,532)
Net Deferred Tax Liabilities	$(188,070)	$(221,614)

As at June 30, 2013, the Company had operating loss carryforwards of $238.6 million (December 31, 2012 - $213.1 million) and capital loss carryforwards of $32.2 million (December 31, 2012 – $35.9 million) before valuation allowance. Of these operating loss carryforwards and capital loss carryforwards, $240.6 million (December 31, 2012 - $215.2 million) were losses generated by the foreign subsidiaries of the Company. In certain jurisdictions, the operating loss carryforwards expire between 2014 and 2033 and the capital loss carryforwards expire between 2014 and 2017, while certain other jurisdictions allow operating losses to be carried forward indefinitely.

As at June 30, 2013, the total amount of Gran Tierra’s unrecognized tax benefit was approximately $21.8 million (December 31, 2012 - $21.8 million), a portion of which, if recognized, would affect the Company’s effective tax rate. There was no change in the Company's unrecognized tax benefit during the six months ended June 30, 2013, or 2012. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated statement of operations. As at June 30, 2013, the amount of interest and penalties on the unrecognized tax benefit included in current income tax liabilities in the consolidated balance sheet was approximately $3.6 million (December 31, 2012 - $3.6 million). The Company had no other material interest or penalties included in the consolidated statement of operations for the three and six months ended June 30, 2013, and 2012, respectively.

The Company and its subsidiaries file income tax returns in the U.S. and certain other foreign jurisdictions. The Company is potentially subject to income tax examinations for the tax years 2005 through 2012 in certain jurisdictions. The Company does not anticipate any material changes to the unrecognized tax benefit disclosed above within the next twelve months.

The equity tax liability at June 30, 2013, and December 31, 2012, includes a Colombian tax of 6% on a legislated measure and was calculated based on the Company’s Colombian segment’s balance sheet equity for tax purposes at January 1, 2011. The tax is payable in eight semi-annual installments over four years, but was expensed in the first quarter of 2011 at the commencement of the four-year period. The equity tax liability also partially related to an equity tax liability assumed upon the 2011 acquisition of Petrolifera Petroleum Limited.

8. Contingencies

Gran Tierra Energy Colombia, Ltd. and Petrolifera Petroleum Exploration (Colombia) Ltd (collectively “GTEC”) and Ecopetrol, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long-term test of the Guayuyaco-1 and Guayuyaco-2 wells, prior to GTEC's purchase of the companies originally involved in the dispute. There has been no agreement between the parties, and Ecopetrol filed a lawsuit in the Contravention Administrative Tribunal in the District of Cauca (the "Tribunal") regarding this matter. During the first quarter of 2013, the Tribunal ruled in favor of Ecopetrol and awarded Ecopetrol 44,025 bbl of oil. GTEC has filed an appeal of the ruling to the Supreme Administrative Court (Consejo de Estado) in a second instance procedure. During the six months ended June 30, 2013, based on market oil prices in Colombia, Gran Tierra accrued $4.4 million in the condensed consolidated financial statements in relation to this dispute.

Gran Tierra’s production from the Costayaco field is subject to an additional royalty that applies when cumulative gross production from a commercial field is greater than 5 MMbbl. This additional royalty is calculated on the difference between a trigger price defined by the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) and the sales price. The ANH has requested that the additional compensation be paid with respect to production from wells relating to the Moqueta discovery and has initiated a non-compliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, Gran Tierra views the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds 5 MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process and filed an arbitration claim. As at June 30, 2013, total cumulative production from the Moqueta field was 1.5 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $24.8 million. At this time, no amount has been accrued in the condensed consolidated financial statements nor deducted from the Company's reserves as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra Colombia are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the additional royalty. Discussions with the ANH are ongoing. As at June 30, 2013, the estimated compensation which would be payable if the ANH’s interpretation is successful is $19.6 million. At this time, no amount has been accrued in the condensed consolidated financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Letters of credit

At June 30, 2013, the Company had provided promissory notes totaling $45.1 million (December 31, 2012 - $34.2 million) as security for letters of credit relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

9. Financial Instruments, Fair Value Measurements and Credit Risk

At June 30, 2013, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued liabilities and contingent consideration and contingent liability included in other long-term liabilities. The fair value of long-term restricted cash approximates its carrying value because interest rates are variable and reflective of market rates. Contingent consideration, which relates to the acquisition of the remaining 30% working interest in certain properties in Brazil in October 2012, was recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred and discounted back to present value by applying an appropriate discount rate that reflected the risk factors associated with the payment streams. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The contingent liability which relates to a dispute with Ecopetrol (Note 8) was based on the fair value of the amount awarded. The fair value of the contingent consideration and contingent liability is being remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in operating income. The fair value of the contingent consideration was $1.1 million at June 30, 2013, and December 31, 2012. The fair value of the contingent liability was $4.4 million at June 30, 2013. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments. At June 30, 2013, and December 31, 2012, the Company held no derivative instruments.

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs are based on significant other observable inputs and significant unobservable inputs, respectively, and have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. The fair value of the contingent consideration payable in connection with the Brazil acquisition was determined using Level 3 inputs at June 30, 2013, and December 31, 2012. The disclosure in the paragraph above regarding the fair value of other financial instruments is based on Level 1 inputs.

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

At June 30, 2013, cash and cash equivalents and restricted cash included balances in savings and checking accounts, as well as term deposits and certificates of deposit, placed primarily with financial institutions with strong investment grade ratings or governments, or the equivalent in the Company’s operating areas. Any foreign currency transactions are conducted on a spot basis, with major financial institutions in the Company’s operating areas.

Most of the Company’s accounts receivable relate to uncollateralized sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. For the six months ended June 30, 2013, the Company had two customers which were significant to the Colombian oil segment and two customers which were significant to the Argentina segment.

For the six months ended June 30, 2013, 87% (six months ended June 30, 2012 - 85%) of our revenue and other income was generated in Colombia.

Additionally, foreign exchange gains and losses mainly result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s current and deferred tax liabilities, which are monetary liabilities mainly denominated in the local currency of the Colombian foreign operations. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $98,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

The Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Argentina Central Bank may require prior authorization and may or may not grant such authorization for Gran Tierra's Argentina subsidiaries to make dividends or loan payments to the Company. During the three months ended June 30, 2013, the Company repatriated $11.1 million from one of its Argentina subsidiaries through loan repayments, authorized by the Argentina Central Bank. These were repayments of loan principal and as such had no withholding tax applied. At June 30, 2013, $16.4 million, or 6%, of our cash and cash equivalents was deposited with banks in Argentina. We expect to use these funds for the work program and operations in Argentina in 2013.

10. Credit Facilities

At June 30, 2013, a subsidiary of Gran Tierra had a credit facility with Wells Fargo Bank National Association. This reserve-based facility has a maximum borrowing base of up to $100 million and is supported by the present value of the petroleum reserves of two of the Company’s subsidiaries with operating branches in Colombia and the Company's subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus 3.5% per annum. In addition, a stand-by fee of 1.5% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The original credit facility was entered into on July 30, 2010 and became effective on September 3, 2010, for a three-year term. Under the terms of the facility, the Company is required to maintain and was in compliance with certain financial and operating covenants. As at June 30, 2013, and December 31, 2012, the Company had not drawn down any amounts under this facility. Under the terms of the credit facility, the Company cannot pay any dividends to its shareholders if it is in default under the facility and, if the Company is not in default, then it is required to obtain bank approval for any dividend payments exceeding $2 million in any fiscal year.

11. Related Party Transactions

On August 7, 2012, Gran Tierra entered into a contract related to the Brazil drilling program with a company for which one of Gran Tierra’s directors is a shareholder and was a director. During the three and six months ended June 30, 2013, $4.4 million and $7.6 million, respectively, (three and six months ended June 30, 2012 - $nil) was incurred and capitalized under this contract. At June 30, 2013, $2.3 million (December 31, 2012 - $1.1 million) was included in accounts payable relating to this contract.

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

Overview

We are an independent international energy company incorporated in the United States and engaged in oil and natural gas acquisition, exploration, development and production. Our operations are carried out in South America in Colombia, Argentina, Peru and Brazil, and we are headquartered in Calgary, Alberta, Canada. For the six months ended June 30, 2013, 87% (six months ended June 30, 2012 - 85%) of our revenue and other income was generated in Colombia.

Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Production (BOEPD) (1)	22,131	14,127	57	22,775	15,435	48

Prices Realized - per BOE	$83.51	$89.10	(6)	$90.48	$96.04	(6)

Revenue and Other Income ($000s)	$168,810	$115,150	47	$374,181	$271,101	38

Net Income ($000s)	$47,783	$13,104	265	$105,696	$12,791	726

Net Income Per Share - Basic	$0.17	$0.05	240	$0.37	$0.05	640

Net Income Per Share - Diluted	$0.17	$0.05	240	$0.37	$0.05	640

Funds Flow From Operations ($000s) (2)	$91,515	$37,633	143	$200,113	$116,576	72

Capital Expenditures ($000s)	$88,013	$66,604	32	$167,022	$154,195	8

	As at
	June 30, 2013	December 31, 2012	% Change
Cash & Cash Equivalents ($000s)	$281,978	$212,624	33

Working Capital (including cash & cash equivalents) ($000s)	$237,515	$222,468	7

Property, Plant & Equipment ($000s)	$1,256,859	$1,205,426	4

(1) Production represents production volumes NAR adjusted for inventory changes.

(2) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under generally accepted accounting principles in the United States of America (“GAAP”). Management uses this financial measure to analyze operating performance and the income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze operating performance and our financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from operations, as presented, is net income adjusted for depletion, depreciation, accretion and impairment (“DD&A”) expenses, deferred tax recovery, stock-based compensation, unrealized foreign exchange gain or loss, settlement of asset retirement obligation, equity tax and other loss. A reconciliation from net income to funds flow from operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Funds Flow From Operations - Non-GAAP Measure ($000s)	2013	2012	2013	2012
Net income	$47,783	$13,104	$105,696	$12,791
Adjustments to reconcile net income to funds flow from operations
DD&A expenses	63,022	32,571	121,434	92,938
Deferred tax recovery	(8,299)	(4,800)	(15,749)	(10,050)
Stock-based compensation	2,349	3,730	4,416	6,922
Unrealized foreign exchange (gain) loss	(11,622)	(5,187)	(18,366)	16,164
Settlement of asset retirement obligation	—	—	—	(404)
Equity tax	(1,718)	(1,785)	(1,718)	(1,785)
Other loss	—	—	4,400	—
Funds flow from operations	$91,515	$37,633	$200,113	$116,576

•
For the three and six months ended June 30, 2013, oil and gas production, NAR and adjusted for inventory changes, increased by 57% to 22,131 BOEPD and increased by 48% to 22,775 BOEPD compared with the corresponding periods in 2012. In Colombia, alternative transportation arrangements to minimize the impact of pipeline disruptions, production from new wells and a decrease in oil inventory had a positive impact on production in 2013. In the three and six months ended June 30, 2013, production was 74% from the Chaza Block in Colombia and 8% and 5% from the Puesto Morales and Surubi Blocks in Argentina, respectively.

•
For the three and six months ended June 30, 2013, revenue and other income increased by 47% to $168.8 million and by 38% to $374.2 million compared with $115.2 million and $271.1 million in the corresponding periods in 2012, respectively. The positive contribution from higher production levels was partially offset by lower realized prices. The average price realized per BOE decreased by 6% to $83.51 and $90.48 for each of the three and six months ended June 30, 2013, from $89.10 and $96.04, in the comparable periods in 2012, respectively.

•
Net income was $47.8 million, or $0.17 per share basic and diluted, and $105.7 million, or $0.37 per share basic and diluted, for the three and six months ended June 30, 2013, respectively, compared with $13.1 million and $12.8 million, or $0.05 per share basic and diluted, in the corresponding periods in 2012, respectively. In 2013, increased oil and natural gas sales, decreased general and administrative ("G&A") expenses and a foreign exchange gain were partially offset by increased operating, DD&A and income tax expenses.

•
For the three and six months ended June 30, 2013, funds flow from operations increased by 143% to $91.5 million and by 72% to $200.1 million, respectively, primarily due to increased oil and natural gas sales and decreased G&A expenses and realized foreign exchange losses, partially offset by increased operating and income tax expenses.

•
Cash and cash equivalents were $282.0 million at June 30, 2013, compared with $212.6 million at December 31, 2012. The increase in cash and cash equivalents during the six months ended June 30, 2013 was primarily the result of funds flow from operations of $200.1 million, a $48.7 million decrease in assets and liabilities from operating activities, partially offset by capital expenditures, net of proceeds from oil and gas properties, of $179.0 million.

•	Working capital (including cash and cash equivalents) was $237.5 million at June 30, 2013, a $15.0 million increase from December 31, 2012.

•
Property, plant and equipment at June 30, 2013, was $1.3 billion, an increase of $51.4 million from December 31, 2012, as a result of $167.0 million of net capital expenditures (excluding changes in non-cash working capital), partially offset by $115.6 million of depletion, depreciation and impairment expenses.

•
Our net capital expenditures for the six months ended June 30, 2013, were $167.0 million compared with $154.2 million for the six months ended June 30, 2012. In 2013, capital expenditures included drilling of $117.1 million, geological and geophysical (“G&G”) expenditures of $25.6 million, facilities of $18.6 million and other expenditures of $11.3 million. Capital expenditures in 2013 were offset by proceeds from oil and gas properties of $5.6 million.

Business Environment Outlook

Our revenues have been significantly affected by pipeline disruptions in Colombia and the continuing fluctuations in oil prices. Oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the worldwide economy on oil demand growth.

We believe that our current operations and 2013 capital expenditure program can be funded from cash flow from existing operations and cash on hand. Should our operating cash flow decline due to unforeseen events, including additional pipeline delivery restrictions in Colombia or a downturn in oil and gas prices, we would examine measures such as capital expenditure program reductions, use of our existing revolving credit facility, issuance of debt, disposition of assets, or issuance of equity. Continuing social uncertainty in the Middle East and North Africa, economic uncertainty in the United States, Europe and China and changes in global supply and infrastructure are having an impact on world markets and we are unable to determine the impact, if any, these events may have on oil prices.

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

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$168,181	$114,542	47	$372,961	$269,790	38
Interest income	629	608	3	1,220	1,311	(7)
	168,810	115,150	47	374,181	271,101	38

Operating expenses	31,902	27,333	17	72,917	51,820	41
DD&A expenses	63,022	32,571	93	121,434	92,938	31
G&A expenses	11,746	17,599	(33)	23,167	33,498	(31)
Foreign exchange (gain) loss	(11,980)	4,807	(349)	(17,209)	29,182	(159)
Other loss	—	—	—	4,400	—	—
	94,690	82,310	15	204,709	207,438	(1)

Income before income taxes	74,120	32,840	126	169,472	63,663	166
Income tax expense	(26,337)	(19,736)	33	(63,776)	(50,872)	25
Net income	$47,783	$13,104	265	$105,696	$12,791	726

Production

Oil and NGL's, bbl	1,960,896	1,223,289	60	4,013,633	2,684,693	50
Natural gas, Mcf	318,071	373,710	(15)	650,684	746,657	(13)
Total production, BOE (1)	2,013,908	1,285,574	57	4,122,081	2,809,136	47

Average Prices

Oil and NGL's per bbl	$85.03	$92.48	(8)	$92.26	$99.49	(7)
Natural gas per Mcf	$4.54	$3.78	20	$4.07	$3.60	13

Consolidated Results of Operations per BOE

Oil and natural gas sales	$83.51	$89.10	(6)	$90.48	$96.04	(6)
Interest income	0.31	0.47	(34)	0.30	0.47	(36)
	83.82	89.57	(6)	90.78	96.51	(6)

Operating expenses	15.84	21.26	(25)	17.69	18.45	(4)
DD&A expenses	31.29	25.34	23	29.46	33.08	(11)
G&A expenses	5.83	13.69	(57)	5.62	11.92	(53)
Foreign exchange (gain) loss	(5.95)	3.74	(259)	(4.17)	10.39	(140)
Other loss	—	—	—	1.07	—	—
	47.01	64.03	(27)	49.67	73.84	(33)

Income before income taxes	36.81	25.54	44	41.11	22.67	81
Income tax expense	(13.08)	(15.35)	(15)	(15.47)	(18.11)	(15)
Net income	$23.73	$10.19	133	$25.64	$4.56	462

(1) Production represents production volumes NAR adjusted for inventory changes.

Net income for the three and six months ended June 30, 2013, was $47.8 million and $105.7 million, respectively, compared with $13.1 million and $12.8 million in the comparable periods in 2012. On a per share basis, net income increased to $0.17 per share basic and diluted for the three months ended June 30, 2013, and $0.37 per share basic and diluted for the six months ended June 30, 2013, from $0.05 per share basic and diluted in the comparable periods in 2012. Increased oil and natural gas sales, decreased G&A expenses and a foreign exchange gain were partially offset by increased operating, DD&A and income tax expenses.

Oil and NGL production for the three months ended June 30, 2013, increased to 2.0 MMbbl compared with 1.2 MMbbl in 2012. The increase was primarily due to new wells and the reduced impact of pipeline disruptions in Colombia, partially offset by reduced production in Argentina. Production during the three months ended June 30, 2013, reflected approximately 70 days of oil pipeline delivery restrictions in Colombia compared with 59 days in the comparable period in 2012.

Oil and NGL production for the six months ended June 30, 2013, increased to 4.0 MMbbl compared with 2.7 MMbbl in 2012. The increase was due to the reduced impact of pipeline disruptions in Colombia, a decrease in oil inventory in the Ecopetrol-operated Trans-Andean oil pipeline (the "OTA pipeline”) and associated Ecopetrol owned facilities in the Putumayo Basin, and production from new wells in Colombia. The net inventory reduction accounted for 0.1 MMbbl or 595 BOPD of the production increase. Production during the six months ended June 30, 2013, reflected approximately 115 days of oil pipeline delivery restrictions in Colombia compared with 85 days in the comparable period in 2012. In the three and six months ended June 30, 2013, the impact of OTA pipeline disruptions on production was mitigated by selling a portion of our oil through trucking and an alternative pipeline.

Average realized oil prices decreased by 8% to $85.03 per bbl for the three months ended June 30, 2013, from $92.48 per bbl in the comparable period in 2012 and decreased by 7% to $92.26 per bbl for the six months ended June 30, 2013, from $99.49 per bbl in the comparable period in 2012. Average Brent oil prices for the three and six months ended June 30, 2013, were $102.58 and $107.54 per bbl, respectively, compared with $108.43 and $113.50 per bbl in the corresponding periods in 2012. WTI oil prices for the three and six months ended June 30, 2013, averaged $94.22 and $94.31 per bbl, respectively, compared with $93.48 and $98.19 per bbl in the corresponding periods in 2012. During the three and six months ended June 30, 2013, 51% and 40% of our oil and gas volumes sold in Colombia, respectively, were to a customer where the realized price is adjusted for trucking costs related to a 1,500 km route.

Revenue and other income for the three months ended June 30, 2013, increased to $168.8 million from $115.2 million in the comparable period in 2012 as a result of increased production, partially offset by decreased realized prices. Revenue and other income for the six months ended June 30, 2013, increased to $374.2 million from $271.1 million in the comparable period in 2012 due to the same factors.

Operating expenses increased by 17% to $31.9 million and 41% to $72.9 million for the three and six months ended June 30, 2013, respectively, from the comparable periods in 2012. The increase in operating expenses in 2013 was primarily due to increased production, partially offset by a decrease in the operating cost per BOE. On a per BOE basis, operating expenses decreased by 25% to $15.84 and 4% to $17.69 for the three and six months ended June 30, 2013, respectively, from $21.26 and $18.45 in the comparable periods in 2012. Operating expenses per BOE decreased in 2013 primarily due to OTA transportation costs and other trucking costs not incurred for those volumes subject to alternative transportation arrangements, whereby trucking costs related to a 1,500 km route are paid by the purchaser and netted to arrive at our realized price.

DD&A expenses for the three months ended June 30, 2013, increased to $63.0 million from $32.6 million in the comparable period in 2012, primarily due to increased production and a ceiling test impairment loss of $2.0 million in our Brazil cost center. The ceiling test impairment loss related to lower realized prices and an increase in the estimate of operating costs. On a per BOE basis, the depletion rate increased by 23% to $31.29 from $25.34. The increase was mainly due to the Brazil impairment loss of $0.99 per BOE in 2013 and increased costs in the depletable base only partially offset by increased reserves.

DD&A expenses for the six months ended June 30, 2013, increased to $121.4 million from $92.9 million in the comparable period in 2012. The impact of increased production was partially offset by a reduction in ceiling test impairment losses. As noted above, DD&A expenses for the six months ended June 30, 2013, included a $2.0 million ceiling test impairment loss in our Brazil cost center. DD&A expenses for the six months ended June 30, 2012, included a $20.2 million ceiling test impairment loss in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. On a per BOE basis, the depletion rate decreased by 11% to $29.46 from $33.08. The decrease was mainly due to reduced Brazil cost center impairment losses, partially offset by increased costs in the depletable base. Increased costs were partially offset by increased reserves.

G&A expenses for the three and six months ended June 30, 2013, decreased by 33% to $11.7 million and by 31% to $23.2 million, respectively, from from $17.6 million and $33.5 million, compared with the corresponding periods in 2012. Increased employee related costs reflecting expanded operations were more than offset by increased recoveries from business units and higher G&A allocations to operating expenses and capital projects within the business units. G&A expenses per BOE in the three and six months ended June 30, 2013, of $5.83 and $5.62, respectively, were 57% and 53% lower compared with $13.69 and $11.92 in 2012 due to increased production, increased recoveries from business units and higher G&A allocations to operating expenses and capital projects within the business units.

For the three and six months ended June 30, 2013, the foreign exchange gain was $12.0 million and $17.2 million, respectively. For the three months ended June 30, 2013, we had realized foreign exchange gains of $0.4 million and an unrealized non-cash foreign exchange gain of $11.6 million. For the six months ended June 30, 2013, we had realized foreign exchange losses of $1.2 million and an unrealized non-cash foreign exchange gain of $18.4 million. The foreign exchange gains were a result of a net monetary liability position in Colombia combined with the weakening of the Colombian Peso, partially offset by foreign exchange losses resulting from a net monetary asset position in Argentina and the weakening of the Argentina Peso.

For the three months ended June 30, 2012, there was a foreign exchange loss of $4.8 million, comprising a $5.2 million unrealized non-cash foreign exchange gain and realized foreign exchange losses of $10.0 million. The realized foreign exchange loss primarily arose upon payment of the 2011 Colombian income tax liability during the quarter. For the six months ended June 30, 2012, there was a foreign exchange loss of $29.2 million, comprising a $16.2 million unrealized non-cash foreign exchange loss and realized foreign exchange losses of $13.0 million. The unrealized non-cash foreign exchange loss was a result of a net monetary liability position in Colombia combined with the strengthening of the Colombian Peso and the realized foreign exchange loss primarily arose upon payment of the 2011 Colombian income tax liability during the second quarter of 2012.

Other loss of $4.4 million in the six months ended June 30, 2013, relates to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment in the first quarter of 2013. We have filed an appeal against the judgment.

Income tax expense was $26.3 million and $63.8 million for the three and six months ended June 30, 2013, respectively, compared with $19.7 million and $50.9 million in the comparable periods in 2012. The increase was primarily due to higher income before tax. The effective tax rate was 38% in the six months ended June 30, 2013, compared with 80% in the comparable period in 2012. The change in the effective tax rate from the comparable period in 2012 was primarily due to a decrease in non-deductible foreign currency translation adjustments and a decrease in true-up adjustments, partially offset by an increase in the valuation allowance.

For the six months ended June 30, 2013, the differential between the effective tax rate of 38% and the 35% U.S. statutory rate was primarily attributable to the increase in valuation allowance, a non-deductible third party royalty in Colombia, non-deductible foreign currency translation adjustments, and return to provision true ups. The variance from the 35% U.S. statutory rate for 2012 was primarily attributable to the valuation allowance and non-deductible foreign currency translation adjustments.

2013 Work Program and Capital Expenditure Program

Our 2013 capital program has been revised to $454 million from $424 million. This includes: $216 million for Colombia; $94 million for Brazil; $33 million for Argentina; $109 million for Peru; and $2 million associated with corporate activities. The majority of the increase to our capital spending is due to signature bonus payments relating to successful land bids in Brazil, the addition of the Proa-3 well in Argentina and increased costs associated with the horizontal sidetrack well in the Bretaña structure in Peru. The increase in capital spending is partially offset by the deferral of two exploration wells in Colombia. The capital spending program allocates $235 million for drilling; $72 million for facilities, pipelines and other; $129 million for G&G expenditures; $16 million for acquisitions; and $2 million for corporate activities. Of the $235 million allocated to drilling, approximately $124 million is for exploration and the balance is for appraisal and development drilling.

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

Segmented Results – Colombia

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$144,333	$92,018	57	$324,336	$230,651	41
Interest income	143	223	(36)	304	427	(29)
	144,476	92,241	57	324,640	231,078	40

Operating expenses	22,349	17,721	26	52,301	34,195	53
DD&A expenses	48,364	23,084	110	94,320	55,370	70
G&A expenses	3,379	6,976	(52)	8,015	13,575	(41)
Foreign exchange (gain) loss	(14,086)	1,979	(812)	(20,534)	25,337	(181)
Other loss	—	—	—	4,400	—	—
	60,006	49,760	21	138,502	128,477	8

Income before income taxes	$84,470	$42,481	99	$186,138	$102,601	81

Production

Oil and NGL's, bbl	1,665,555	928,258	79	3,411,881	2,177,839	57
Natural gas, Mcf	10,468	58,686	(82)	10,468	68,160	(85)
Total production, BOE (1)	1,667,300	938,039	78	3,413,626	2,189,199	56

Average Prices

Oil and NGL's per bbl	$86.61	$98.96	(12)	$95.04	$105.82	(10)
Natural gas per Mcf	$7.18	$2.62	174	$7.18	$2.73	163

Segmented Results of Operations per BOE

Oil and natural gas sales	$86.57	$98.10	(12)	$95.01	$105.36	(10)
Interest income	0.09	0.24	(63)	0.09	0.20	(55)
	86.66	98.34	(12)	95.10	105.56	(10)

Operating expenses	13.40	18.89	(29)	15.32	15.62	(2)
DD&A expenses	29.01	24.61	18	27.63	25.29	9
G&A expenses	2.03	7.44	(73)	2.35	6.20	(62)
Foreign exchange (gain) loss	(8.45)	2.11	(500)	(6.02)	11.57	(152)
Other loss	—	—	—	1.29	—	—
	35.99	53.05	(32)	40.57	58.68	(31)

Income before income taxes	$50.67	$45.29	12	$54.53	$46.88	16

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three and six months ended June 30, 2013, income before income taxes was $84.5 million and $186.1 million, respectively, compared with $42.5 million and $102.6 million in the comparable periods in 2012. The increase was due to higher oil and natural gas sales as a result of higher production, decreased G&A expenses and increased foreign exchange gains, partially offset by increased operating and DD&A expenses.

Oil and NGL production for the three months ended June 30, 2013, increased to 1.7 MMbbl compared with 0.9 MMbbl in the comparable period in 2012 due to the reduced impact of pipeline disruptions, increased production from new wells in the Costayaco and Moqueta fields in the Chaza Block and long-term test production from a new well on the Llanos -22 Block, partially offset by the end of the Melero field long-term test production. Production during the three months ended June 30, 2013, reflected approximately 70 days of oil delivery restrictions in Colombia compared with 59 days of oil delivery restrictions in the comparable period in 2012.

Oil and NGL production for the six months ended June 30, 2013, increased to 3.4 MMbbl compared with 2.2 MMbbl in the comparable period in 2012 due to the reduced impact of pipeline disruptions, a decrease in oil inventory as previously discussed and increased production from new wells in the Costayaco and Moqueta fields in the Chaza Block. The net inventory reduction accounted for 0.1 MMbbl or 669 BOPD of the production increase. Production during the six months ended June 30, 2013, reflected approximately 115 days of oil delivery restrictions in Colombia compared with 85 days of oil delivery restrictions in the comparable period in 2012. In 2013, the impact of OTA pipeline disruptions on production was mitigated by selling a portion of our oil through trucking and an alternative pipeline.

Revenue and other income for the three and six months ended June 30, 2013, increased by 57% to $144.5 million and 40% to $324.6 million, respectively, from the comparable periods in 2012.

For the three and six months ended June 30, 2013, the average realized price per bbl for oil decreased by 12% to $86.61 and by 10% to $95.04, respectively, compared with $98.96 and $105.82, in the corresponding periods in 2012. Average Brent oil prices for the three and six months ended June 30, 2013, were $102.58 and $107.54 per bbl, respectively, compared with $108.43 and $113.50 per bbl in the corresponding periods in 2012.

During the three and six months ended June 30, 2013, 51% and 40% of our oil and gas volumes sold, respectively, were to a customer to which oil is delivered at the Costayaco battery and the sales price is based on average WTI prices plus a Vasconia differential and premium, adjusted for trucking costs related to a 1,500 km route. The effect on the Colombian realized price for the three and six months ended June 30, 2013, was a reduction of approximately $11.30 and $9.85 per BOE as compared with delivering all of our Colombian oil through the OTA pipeline.

During the second quarter of 2012, the recognition of additional royalties resulting from an arbitrator's decision on a dispute with a third party relating to the calculation of the third party's net profits interest on 50% of production from the Chaza Block in Colombia resulted in a $10.9 million revenue reduction. This amount related to July 2009 to May 2012 production. The recognition of this royalty resulted in a $11.62 per BOE reduction in the average realized price in the second quarter of 2012 and $4.98 per BOE in the first half of 2012.

Operating expenses increased by 26% to $22.3 million and 53% to $52.3 million for the three and six months ended June 30, 2013, respectively, from the comparable periods in 2012. On a per BOE basis, operating expenses decreased by 29% to $13.40 and 2% to $15.32 for the three and six months ended June 30, 2013, respectively, from $18.89 and $15.62 in the comparable periods in 2012.

In the three months ended June 30, 2013, operating expenses per BOE decreased primarily due to lower transportation costs associated with OTA pipeline disruptions and increased volumes, partially offset by increased G&A allocations to operating costs. Transportation costs were lower due to the absence of OTA pipeline charges relating to volumes sold at the Costayaco battery. The trucking costs associated with the volumes sold at the Costayaco battery were a reduction to our realized price rather than recorded as transportation expenses. The estimated net effect of OTA pipeline disruptions on Colombian transportation costs for the three months ended June 30, 2013 was a saving of $2.20 per BOE. In the six months ended June 30, 2013, lower transportation costs associated with OTA pipeline disruptions, were offset by increased trucking costs to an alternate pipeline, increased G&A allocations to operating costs and increased other fixed costs. The estimated net effect of OTA pipeline disruptions on Colombian transportation costs for the six months ended June 30, 2013 was a saving of $1.05 per BOE.

DD&A expenses increased by 110% to $48.4 million and 70% to $94.3 million for the three and six months ended June 30, 2013, respectively, from the comparable periods in 2012. On a per BOE basis, DD&A expenses increased by 18% to $29.01 and 9% to $27.63 for the three and six months ended June 30, 2013, respectively. The increase was due to increased costs in the depletable base being partially offset by increased reserves.

G&A expenses decreased by 52% to $3.4 million ($2.03 per BOE) from $7.0 million ($7.44 per BOE) and by 41% to $8.0 million ($2.35 per BOE) from $13.6 million ($6.20 per BOE) for the three and six months ended June 30, 2013, respectively, from the comparable periods in 2012. The decrease was due to increased G&A allocations to operating costs and capital projects, partially offset by increased salaries expense due to an increased headcount from expanded operations. Additionally, bank fees were lower in the three and six months ended June 30, 2013, compared with the comparable period in 2012 due to lower tax installment payments as a result of a corporate reorganization in Colombia in the fourth quarter of 2012.

For the three months ended June 30, 2013, the foreign exchange gain was $14.1 million, which included a $11.6 million unrealized non-cash foreign exchange gain. In the three months ended June 30, 2012, we incurred a foreign exchange loss of $2.0 million, which included a realized non-cash foreign exchange loss of $7.1 million. The second quarter 2012 realized foreign exchange loss primarily arose upon payment of the 2011 Colombian income tax liability during the quarter. The settlement of this liability crystallized the previously unrealized losses associated with the taxes payable. The Colombian Peso weakened by 5% and strengthened by 0.4% against the U.S. dollar in the three months ended June 30, 2013 and 2012, respectively. Under GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation is the main source of the unrealized foreign exchange losses or gains.

For the six months ended June 30, 2013, the foreign exchange gain was $20.5 million, which included a $18.4 million unrealized non-cash foreign exchange gain. In the six months ended June 30, 2012, we incurred a foreign exchange loss of $25.3 million, of which $16.2 million was an unrealized non-cash foreign exchange loss. The Colombian Peso weakened by 9% and strengthened by 8% against the U.S. dollar in the six months ended June 30, 2013 and 2012, respectively.

Other loss of $4.4 million in the six months ended June 30, 2013, relates to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment within the quarter. We have filed an appeal against the judgment.

Capital Program - Colombia

Capital expenditures in our Colombian segment during the three months ended June 30, 2013, were $50.2 million bringing total capital expenditures for the six months ended June 30, 2013, to $80.7 million. During the second quarter of 2013, we also received proceeds of $1.5 million from the sale of our 15% working interest in the Mecaya Block in Colombia.

The following table provides a breakdown of capital expenditures in 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of U.S. Dollars)	2013	2012	2013	2012
Drilling and completions	$24.8	$29.9	$39.7	$40.4
G&G	11.3	4.5	16.6	6.2
Facilities and equipment	10.5	3.3	16.7	10.6
Other	3.6	4.6	7.7	5.4
	$50.2	$42.3	$80.7	$62.6

The significant elements of our second quarter 2013 capital program in Colombia were:

•
On the Chaza Block (100% working interest ("WI"), operated), we drilled the Moqueta-10 development well in the Moqueta field. This well is expected to be completed as an oil producer until water breakthrough occurs, then converted to a water injector as originally planned. The Moqueta-11 development well was successfully drilled and testing has been initiated. In the Costayaco field, we completed the Costayaco-17 development well as a water injector well and the Costayaco-18 development well as a producing well.

•	Together with our partner, we commenced drilling the Mayalito-1 exploration well on the Llanos-22 Block (45% WI, non-operated).

•	We continued civil construction for one gross exploration well on the Guayuyaco Block (70% WI, operated).

•	We started 3-D seismic on the Putumayo-1 Block (55% WI, operated) and acquired 2-D seismic on the Magdalena Block (100% WI, operated).

•	We also continued facilities work at the Costayaco and Moqueta fields on the Chaza Block, the Llanos-22 Block and the Guayuyaco Block.
Outlook - Colombia

The 2013 capital program in Colombia is $216 million with $92 million allocated to drilling, $50 million to facilities and pipelines and $74 million for G&G expenditures.

Our planned work program for the remainder of 2013 in Colombia includes drilling the exploration well on the Llanos-22 Block and one gross exploration well on the Guayuyaco Block. We also plan to complete the Moqueta-11 development well, drill the Moqueta-12 development well and convert an existing well on the Garibay Block to a water injector well.

We also plan to acquire 2-D seismic on the Cauca-6 and Cauca-7 (100% WI, operated), Putumayo-10 (100% WI, operated), Piedemonte Norte (70% WI, operated) and Piedemonte Sur (100% WI, operated) Blocks and 3-D seismic on the Putumayo-1 Block. Facilities work is also planned for the Chaza, Garibay and the Llanos-22 Blocks.

Segmented Results – Argentina

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$17,931	$21,482	(17)	$36,471	$36,851	(1)
Interest income	304	39	679	547	86	536
	18,235	21,521	(15)	37,018	36,937	—

Operating expenses	7,933	8,947	(11)	16,904	16,293	4
DD&A expenses	7,430	7,990	(7)	15,380	13,915	11
G&A expenses	2,618	2,759	(5)	4,992	5,010	—
Foreign exchange loss	636	557	14	1,760	928	90
	18,617	20,253	(8)	39,036	36,146	8

(Loss) income before income taxes	$(382)	$1,268	(130)	$(2,018)	$791	(355)

Production

Oil and NGL's, bbl	228,382	283,538	(19)	470,959	482,838	(2)
Natural gas, Mcf	307,603	315,024	(2)	640,216	678,497	(6)
Total production, BOE (1)	279,649	336,042	(17)	577,662	595,921	(3)

Average Prices

Oil and NGL's per bbl	$72.32	$71.32	1	$71.80	$71.13	1
Natural gas per Mcf	$4.60	$4.00	15	$4.15	$3.69	12

Segmented Results of Operations per BOE

Oil and natural gas sales	$64.12	$63.93	—	$63.14	$61.84	2
Interest income	1.09	0.12	808	0.95	0.14	579
	65.21	64.05	2	64.09	61.98	3

Operating expenses	28.37	26.62	7	29.26	27.34	7
DD&A expenses	26.57	23.78	12	26.62	23.35	14
G&A expenses	9.36	8.21	14	8.64	8.41	3
Foreign exchange loss	2.27	1.66	37	3.05	1.56	96
	66.57	60.27	10	67.57	60.66	11

(Loss) income before income taxes	$(1.36)	$3.78	(136)	$(3.48)	$1.32	(364)

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three and six months ended June 30, 2013, loss before income taxes in Argentina was $0.4 million and $2.0 million, respectively, compared with income before taxes of $1.3 million and $0.8 million in the comparable periods in 2012. In the three months ended June 30, 2013, decreased oil and natural gas sales and increased foreign exchange losses were partially offset by decreased operating, DD&A and G&A expenses. In the six months ended June 30, 2013, oil and natural gas sales and G&A expenses were comparable to the prior year, but operating and DD&A expenses and foreign exchange losses increased.

Total production of oil and gas from the Argentina segment decreased by 17% to 0.3 MMBOE for the three months ended June 30, 2013, and by 3% to 0.6 MMBOE for the six months ended June 30, 2013, compared with the corresponding periods in 2012.

Oil and NGL production decreased by 19% to 0.2 MMbbl for the three months ended June 30, 2013 and decreased by 2% to 0.5 MMbbl for the six months ended June 30, 2013, compared with the comparable periods in 2012. The decrease was primarily due to the following: reduced production from the Puesto Morales Block due to expected production declines, well downtime for workovers, and delays in the completion of the waterflood implementation due to ongoing analysis of a pilot project; reduced production from the Surubi Block due to stabilization of Proa-2 production, which came on-stream in April 2012; and reduced production from the El Chivil Block due to well downtime for workovers.

Revenue and other income decreased by 15% to $18.2 million for the three months ended June 30, 2013 compared with $21.5 million, in the comparable period in 2012, due to decreased oil and NGL production volumes. For the six months ended June 30, 2013, revenue and other income was consistent with the comparable period in 2012 at $37.0 million, and production decreases were offset by natural gas price increases.

Average oil prices for the three and six months ended June 30, 2013 were comparable with the corresponding periods in 2012. Due to the Argentina regulatory regime, the average oil price we received during the six months ended June 30, 2013, was $71.80 per bbl. Currently, most oil and gas producers in Argentina are operating without sales contracts for periods longer than several months. We are continuing deliveries to refineries and are negotiating a price for those deliveries on a regular and short-term basis.

Operating expenses decreased by 11% to $7.9 million and increased by 4% to $16.9 million for the three and six months ended June 30, 2013, respectively, from the comparable periods in 2012. On a per BOE basis, operating expenses increased by 7% to $28.37 and $29.26 for the three and six months ended June 30, 2013, respectively, from $26.62 and $27.34 in the comparable periods in 2012. The increase in operating costs on a per BOE basis was primarily due to an increased number of operating personnel and road maintenance work on the Puesto Morales and Surubi Blocks and reduced production volumes.

DD&A expenses decreased by 7% to $7.4 million for the three months ended June 30, 2013 and increased by 11% to $15.4 million for the six months ended June 30, 2013, compared with $8.0 million and $13.9 million in the comparable period in 2012. On a per BOE basis, DD&A expenses increased by 12% to $26.57 and by 14% to $26.62 for the three and six months ended June 30, 2013, respectively, from the comparable periods in 2012. The increases were due to increased costs in the depletable base, partially offset by increased reserves.

G&A expenses were $2.6 million ($9.36 per BOE) in the three months ended June 30, 2013, compared with $2.8 million ($8.21 per BOE) in the comparable period in 2012 due to decreased salaries resulting from a reduced headcount. For the six months ended June 30, 2013, G&A expenses of $5.0 million ($8.64 per BOE) were consistent with the comparable period in 2012 due to higher salaries expense as a result of bonus payments being offset by increased recoveries.

For the three and six months ended June 30, 2013, foreign exchange losses were $0.6 million and $1.8 million, respectively, compared with $0.6 million and $0.9 million in the comparable periods in 2012. The losses primarily related to realized foreign exchange losses on monetary assets in Argentina during the period. The Argentina Peso weakened by 5% and 3% against the U.S. dollar in the three months ended June 30, 2013, and 2012, respectively and by 10% and 5% against the U.S. dollar in the six months ended June 30, 2013, and 2012, respectively. The net monetary asset balance exposed to foreign exchange losses was higher in 2013 as compared with 2012 as a result of increased production in the first quarter of 2013 and sales and lower capital expenditures.

Capital Program - Argentina

During the second quarter of 2013, we assumed our partner's 50% working interest in the Santa Victoria Block and received cash consideration of $4.1 million from our partner, comprising the balance owing for carry consideration and compensation for the second exploration phase work commitment. Capital expenditures in the three months ended June 30, 2013, included drilling of $1.9 million, G&G expenditures of $0.7 million, facilities of $0.5 million and other expenditures of $0.5 million, resulting in capital expenditures recovery, net of proceeds received for oil and gas properties, of $0.5 million and bringing total net capital expenditures for the six months ended June 30, 2013, to $4.3 million.

In Argentina, during the second quarter of 2013 we purchased materials in preparation for drilling a development well on the Surubi Block (85% WI, operated) and undertook facilities work at the Surubi Block and the Puesto Morales Block.

Outlook – Argentina

The 2013 capital program in Argentina is $33 million with $23 million allocated to drilling, $5 million to facilities and pipelines, and $5 million to G&G expenditures. Drilling is net of proceeds received for oil and gas properties of $4.1 million.

Our planned work program for the remainder of 2013 in Argentina includes a horizontal well into the Loma Montosa formation on the Puesto Morales Block to further evaluate this new play, one gross development well on the Surubi Block and workovers on existing wells. We also plan to perform facilities work on the El Chivil Block.

Segmented Results – Peru

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Interest income	$12	$—	—	$26	$15	73

Operating expenses	—	80	(100)	—	$161	(100)
DD&A expenses	137	991	(86)	199	1,106	(82)
G&A expenses	1,381	1,466	(6)	2,387	2,082	15
Foreign exchange loss (gain)	847	36	—	1,020	(34)	—
	2,365	2,573	(8)	3,606	3,315	9

Loss before income taxes	$(2,353)	$(2,573)	(9)	$(3,580)	$(3,300)	8

Loss before income taxes for the three and six months ended June 30, 2013, was consistent with the comparable period in 2012.

Capital Program – Peru

Capital expenditures in our Peruvian segment for the three months ended June 30, 2013, were $19.6 million bringing total capital expenditures for the six months ended June 30, 2013, to $48.8 million. Capital expenditures in three months ended June 30, 2013 included drilling of $13.6 million, G&G expenditures of $5.4 million, facilities expenditures of $0.2 million and other expenditures of $0.4 million.

The significant elements of our second quarter 2013 capital program in Peru were:

•
On Block 95 (100% WI, operated), we completed drilling and initial testing of a horizontal side-track extension of the Bretaña Norte 95-2-1XD exploration well. A production test was conducted over the horizontal length of the sidetrack. A final rate of approximately 1,699 BOPD was produced on natural flow with 0% water cut, through a 32/64 inch choke. The choke size was then increased to a 64/64 inch and the oil flow increased to approximately 3,095 BOPD on natural flow with 0% water cut. Wellhead flowing pressure was increasing during the first test indicating the formation was cleaning up. Cumulative production for both testing periods was approximately 3,552 barrels of oil and testing was concluded when available storage capacity had been achieved. We initiated a preliminary Front End Engineering Design ("FEED") study for the Bretaña Norte field development and continued work to obtain the necessary environmental and social permits for future drilling activities and seismic programs.

•	On Block 133 (100% WI, operated), we completed an aeromagnetic and aerogravity survey and processing and interpretation of this data is ongoing.

•	On Block 107 (100% WI, operated), we continued work to obtain the necessary environmental and social permits for future seismic programs.

Outlook - Peru

The 2013 capital program in Peru is $109 million with $58 million allocated to drilling, $2 million for facilities and $49 million for G&G expenditures.

Our planned work program for the remainder of 2013 includes infill seismic on the Bretaña Norte field and other identified leads on Block 95, preliminary FEED planning for the Bretaña Norte field development and continued work to obtain the necessary environmental and social permits for future drilling activities and seismic programs on this block.

Additionally, we plan to commence a 2-D seismic program and commence facilities work on Block 107 and commence Environmental Impact Assessments on Block 133, Block 123 and Block 129.

Segmented Results - Brazil

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$5,917	$1,042	468	$12,154	$2,288	431
Interest income	2	273	(99)	11	567	(98)
	5,919	1,315	350	12,165	2,855	326

Operating expenses	1,621	586	177	3,712	1,171	217
DD&A expenses	6,843	266	2,473	11,014	22,074	(50)
G&A expenses	317	456	(30)	743	1,137	(35)
Foreign exchange loss	25	1,234	(98)	22	1,770	(99)
	8,806	2,542	246	15,491	26,152	(41)

Loss before income taxes	$(2,887)	$(1,227)	135	$(3,326)	$(23,297)	(86)

Production (1)

Oil and NGL's, bbl	66,959	11,493	483	130,793	24,016	445

Average Prices

Oil and NGL's per bbl	$88.37	$90.66	(3)	$92.93	$95.27	(2)

Segmented Results of Operations per bbl

Oil and natural gas sales	$88.37	$90.66	(3)	$92.93	$95.27	(2)
Interest income	0.03	23.75	(100)	0.08	23.61	(100)
	88.40	114.41	(23)	93.01	118.88	(22)

Operating expenses	24.21	50.99	(53)	28.38	48.76	(42)
DD&A expenses	102.20	23.14	342	84.21	919.14	(91)
G&A expenses	4.73	39.68	(88)	5.68	47.34	(88)
Foreign exchange loss	0.37	107.37	(100)	0.17	73.70	(100)
	131.51	221.18	(41)	118.44	1,088.94	(89)

Loss before income taxes	$(43.11)	$(106.77)	(60)	$(25.43)	$(970.06)	(97)

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three and six months ended June 30, 2013, loss before income taxes was $2.9 million and $3.3 million, respectively, compared with $1.2 million and $23.3 million in the three and six months ended June 30, 2012. In the second quarter of 2013, we recorded a ceiling test impairment loss of $2.0 million relating to lower realized prices and an increase in estimate of operating costs. Loss before taxes in the first quarter of 2012 included a ceiling test impairment loss of $20.2 million relating to seismic and drilling costs on Block BM-CAL-10.

Oil and NGL production in Brazil is from the Tiê field in Block 155 in the onshore Recôncavo Basin. At June 30, 2013, we had three producing wells in this field compared with one producing well in the comparable periods in 2012. We also increased our working interest in Block 155 from 70% to 100% in October 2012. Our production in Brazil is currently limited due to gas flaring restrictions, but we are continuing to evaluate options to mitigate the effect of these restrictions.

Revenue and other income increased to $5.9 million and $12.2 million, respectively, for the three and six months ended June 30, 2013, compared with $1.3 million and $2.9 million in the comparable periods in 2012, due to increased oil production volumes, partially offset by decreased prices. The price we receive in Brazil is at a discount to Brent due to refining and quality discounts.

Operating expenses increased to $1.6 million and $3.7 million, respectively, for the three and six months ended June 30, 2013, compared with $0.6 million and $1.2 million in the comparable periods in 2012, due to higher production volumes. On a per bbl basis, operating expenses decreased to $24.21 for the three months ended June 30, 2013, from $50.99 per bbl and decreased to $28.38 for the six months ended June 30, 2013, from $48.76, in the corresponding periods in 2012. Operating expenses per bbl decreased due to increased production, partially offset by increased costs for water disposal and slickline services.

DD&A expenses were $6.8 million ($102.20 per BOE) and $11.0 million ($84.21 per BOE) in the three and six months ended June 30, 2013, respectively, compared with $0.3 million ($23.14 per BOE) and $22.1 million ($919.14 per BOE) in the comparable periods in 2012. In the second quarter of 2013, we recorded a ceiling test impairment loss of $2.0 million as discussed earlier. DD&A in the six months ended June 30, 2012, included a ceiling test impairment loss of $20.2 million as discussed earlier.

Capital Program – Brazil

Capital expenditures in our Brazilian segment during the three months ended June 30, 2013, were $20.0 million bringing total capital expenditures for the six months ended June 30, 2013, to $34.5 million. Capital expenditures in three months ended June 30, 2013 included drilling of $18.7 million, facilities of $0.4 million, G&G expenditures of $0.2 million and $0.7 million of other expenditures.

During the second quarter of 2013, we were the successful bidder in the 2013 Brazil Bid Round on three blocks, Block REC-T-86, Block REC-T-117 and Block REC-T-118, located north of our core existing areas in the Recôncavo Basin onshore Brazil. Subject to finalization of the concession agreements, we will hold a 100% operated WI in these blocks.
The significant elements of our second quarter 2013 capital program in the Tiê field in Brazil were:

•	On Block REC-T-155 (100% WI, operated), we are in the process of drilling a horizontal sidetrack oil exploration well from the 1-GTE-07-BA wellbore.

•
On Block REC-T-129 (100% WI, operated), the horizontal sidetrack oil exploration well, 1-GTE-06HP-BA. was successfully drilled. A six stage fracture stimulation was completed and based on micro seismic monitoring data, the final two fracture stages had greater fracture heights than planned and were inadvertently fracked into an a lower water bearing zone. We are currently planning to re-enter the wellbore to isolate the final two stages in order to test the shale interval.

Outlook – Brazil

The 2013 capital program in Brazil is $94 million with $62 million allocated to drilling, $15 million to facilities and pipelines, $16 million for acquisitions and $1 million for G&G and other expenditures.

Our planned work program for the remainder of 2013 in Brazil includes the completion of the horizontal sidetrack oil exploration well on Block REC-T-155, drilling of an additional oil exploration well on Block REC-T-155 and additional completion work on the 1-GTE-6-BA well on Block REC-T-129 and the 3-GTE-03-BA and 3-GTE-04-BA producing wells in the Tiê field. We also plan to perform facilities and pipeline work on Block REC-T-155.

Results - Corporate Activities

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Interest income	$168	$73	130	$332	$216	54

DD&A expenses	248	240	3	521	473	10
G&A expenses	4,051	5,941	(32)	7,031	11,694	(40)
Foreign exchange (gain) loss	597	1,001	(40)	522	1,181	(56)
	4,896	7,182	(32)	8,074	13,348	(40)

Loss before income taxes	$(4,728)	$(7,109)	(33)	$(7,742)	$(13,132)	(41)

G&A expenses in the three and six months ended June 30, 2013, were $4.1 million and $7.0 million, respectively, compared with $5.9 million and $11.7 million in the comparable periods in 2012. The decrease in G&A expenses was primarily due to an increase in costs recovered from business units, lower stock-based compensation expense and compensation for damages. During the three months ending June 30, 2013, we received $1.0 million from the U.S. Federal Government for assets recovered from our our former U.S. securities counsel as compensation for damages suffered in 2006. This amount was recorded as a reduction of G&A expenses in the quarter. Stock-based compensation expense decreased due to less residual amortization of prior year higher value stock-based payment awards in the 2013 and lower amortization of current year awards due to a later grant date than in 2012.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $282.0 million compared with $212.6 million at December 31, 2012.

We believe that our cash resources, including cash on hand and cash generated from operations, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for 2013, given current oil price trends and production levels. In accordance with our investment policy, cash balances are held in our primary cash management bank, HSBC Bank plc., in interest earning current accounts or are invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

At June 30, 2013, 90% of our cash and cash equivalents was generally not available to fund domestic or head office operations unless funds are repatriated, because it was held by subsidiaries and partnerships outside of Canada and the United States. During the three months ending June 30, 2013, we repatriated $11.1 million to a Canadian subsidiary from one of our Argentina subsidiaries through loan repayments, authorized by the Argentina Central Bank. These were repayments of loan principal and as such had no withholding tax applied. At this time, we do not intend to repatriate further funds, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

The Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Argentina Central Bank may require prior authorization and may or may not grant such authorization for our Argentina subsidiaries to make dividends or loan payments to us. At June 30, 2013, $16.4 million, or 6%, of our cash and cash equivalents was deposited with banks in Argentina, after the above noted repatriation of $11.1 million during the quarter. We expect to use these funds for the 2013 Argentina work program and operations.

At June 30, 2013, one of our subsidiaries had a credit facility with Wells Fargo Bank National Association. This reserve-based facility has a maximum borrowing base up to $100 million and is supported by the present value of the petroleum reserves of two of our subsidiaries with operating branches in Colombia and our subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus 3.5% per annum. In addition, a stand-by fee of 1.5% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The original credit facility was entered into on July 30, 2010 and became effective on September 3, 2010 for a three-year term. Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. As at June 30, 2013, and December 31, 2012, we had not drawn down any amounts under this facility. Under the terms of the credit facility, we cannot pay any dividends to our shareholders if we are in default under the facility and, if we are not in default, then we are required to obtain bank approval for any dividend payments exceeding $2 million in any fiscal year. We intend to replace the existing credit facility on or before its expiration.

Cash Flows

During the six months ended June 30, 2013, our cash and cash equivalents increased by $69.4 million as a result of cash provided by operating activities of $248.8 million and cash provided by financing activities of $3.0 million, partially offset by cash used in investing activities of $182.4 million.

Cash provided by operating activities in the six months ended June 30, 2013, was primarily affected by increased oil and natural gas sales, decreased G&A expenses, lower realized foreign exchange losses and a $48.7 million decrease in assets and liabilities from operating activities. These increases were partially offset by increased operating and income tax expenses. The main changes in assets and liabilities from operating activities were as follows: accounts receivable and other long-term assets decreased by $3.7 million primarily due to lower production and the impact of a reduction in the number of days of sales outstanding in Argentina; inventory decreased by $13.6 million primarily due to the reduced oil inventory in the OTA pipeline and associated Ecopetrol owned facilities in the Putumayo Basin, and reduced oil inventory related to the timing of recognition of oil sales to a short-term customer in Colombia; accounts payable and accrued liabilities decreased by $9.3 million due to the timing of payments for drilling activity; and net taxes receivable decreased by $40.5 million resulting in net taxes payable due to the reimbursement of a value added tax receivable and increased taxable income in Colombia.

Cash used in operating activities in the six months ended June 30, 2012, was affected by decreased production, increased operating expenses and a $141.8 million increase in assets and liabilities from operating activities. The main changes in assets and liabilities from operating activities were as follows: accounts receivable increased by $17.7 million due to increased oil and gas sales and the timing of collection of receivables; inventory increased by $13.5 million due to the new commercialization and transportation agreements in Colombia; accounts payable and accrued liabilities decreased by $28.6 million; and taxes payable decreased by $82.3 million due to tax payments in Colombia. The decrease in accounts payable and accrued liabilities was primarily the result of a reduction in royalties payable due to the timing of royalty payments, a decrease in capital expenditure related liabilities due to lower activity and a reduction in VAT payable.

Cash outflows from investing activities in the six months ended June 30, 2013, included capital expenditures of $184.6 million (including changes in non-cash working capital related to investing activities) and an increase in restricted cash of $3.5 million and were partially offset by proceeds from oil and gas properties of $5.6 million. Cash outflows from investing activities in the six months ended June 30, 2012, included capital expenditures of $178.6 million (including changes in non-cash working capital related to investing activities) and an increase in restricted cash of $23.0 million.

Cash provided by financing activities in the six months ended June 30, 2013 and 2012, related to proceeds from issuance of shares of Common Stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As at June 30, 2013, we had no off-balance sheet arrangements.

Related Party Transactions

On August 7, 2012, we entered into a contract related to the Brazil drilling program with a company for which one of our directors is a shareholder (less than 10% shareholding) and was a director. During the six months ended June 30, 2013, $7.6 million was incurred and capitalized under this contract and at June 30, 2013, $2.3 million (December 31, 2012 -$1.1 million) was included in accounts payable relating to this contract.

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

Foreign currency risk is a factor for our company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. We have not engaged in any formal hedging activity with regard to foreign currency risk. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. dollar price of WTI or Brent oil.

In Colombia, we receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures are in U.S. dollars or are based on U.S. dollar prices. In Argentina and Brazil, prices for oil are in U.S. dollars, but revenues are received in local currency translated according to current exchange rates. The majority of our capital expenditures within Argentina and Brazil are based on U.S. dollar prices, but are paid in local currency translated according to current exchange rates. The majority of our capital expenditures in Peru are in U.S. dollars. The majority of income and value added taxes and G&A expenses in all locations are in local currency. While we operate in South America exclusively, the majority of our acquisition expenditures have been valued and paid in U.S. dollars.

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $98,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar. For the six months ended June 30, 2013, our realized foreign exchange loss was $1.2 million (six months ended June 30, 2012 - $13.0 million). In 2013, the realized foreign exchange loss primarily related to foreign exchange losses on the net monetary assets in Argentina during the period. The Argentina Peso weakened by 10% and 5% against the U.S. dollar in the six months ended June 30, 2013, and 2012, respectively. In 2012, the realized foreign exchange loss primarily arose upon payment of the 2011 Colombian income tax liability during the second quarter of 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of June 30, 2013, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

Gran Tierra’s production from the Costayaco field is subject to an additional royalty that applies when cumulative gross production from a commercial field is greater than five MMbbl. This additional royalty is calculated on the difference between a trigger price defined by the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) and the sales price. The ANH has requested that the additional compensation be paid with respect to production from wells relating to the Moqueta discovery and has initiated a noncompliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, Gran Tierra views the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process and filed an arbitration claim. As at June 30, 2013, total cumulative production from the Moqueta field was 1.5 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $24.8 million. At this time, no amount has been accrued in the financial statements nor deducted from our reserves for the disputed royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra Energy Colombia, Ltd are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the additional royalty. Discussions with the ANH are ongoing. As at June 30, 2013, the estimated compensation which would be payable if the ANH’s interpretation is successful is $19.6 million. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

We have several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We record costs as they are incurred or become probable and determinable.

Item 1A. Risk Factors

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013, are set forth below and are unchanged substantively at June 30, 2013, other than those designated by an asterisk “*”.

Risks Related to Our Business

*Guerrilla Activity in Colombia Has Disrupted and Delayed, and Could Continue to Disrupt or Delay, Our Operations and We Are Concerned About Safeguarding Our Operations and Personnel in Colombia.

During 2012 and extending into the first seven months of 2013, guerrilla activity in Colombia increased significantly. This increased activity creates a greater risk for our operations and our employees and our mitigation activities may not be adequate to alleviate the risks arising from such guerrilla activity.

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

We operate principally in the Putumayo Basin in Colombia, and have properties in other basins, including the Catatumbo, Cauca, Llanos, Middle Magdalena and Lower Magdalena Basins. The Putumayo and Catatumbo regions have been the breeding place of guerrilla activity. Pipelines have been primary targets because such pipelines cannot be adequately secured due to the sheer length of such pipelines and the remoteness of the areas in which the pipelines are laid. The Ecopetrol-operated OTA pipeline which transports oil from the Putumayo region and upon which we materially rely has been targeted by these guerrilla groups. Starting in 2008, the OTA pipeline experienced outages of various lengths. In 2012, the OTA pipeline was shutdown for over 162 days and the shutdown had a material adverse effect on our deliveries to Ecopetrol and our financial performance for 2012. Recently we have experienced outages from October 2012 through July 2013. In the six months ended June 30, 2013, the OTA pipeline was shutdown for approximately 115 days. We have employed mitigation strategies as discussed in the risk "We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses" later in this section. Such disruptions may continue indefinitely and could harm our business.

In the first six months of 2013, we experienced damage to two of our facilities in the amount of approximately $1.3 million. Production of about 330 BOPD was shut in for 39 days. No long-term environmental damage or injury to personnel occurred in either incident. Also during this time period, four workers employed by companies providing services to Gran Tierra in the Putumayo Basin were abducted, possibly by guerrillas. All were returned safely within two days. No Gran Tierra employees were involved. Continuing attempts by the Colombian government to reduce or prevent guerrilla activity may not be successful and guerrilla activity may continue to disrupt our operations in the future. Our efforts to increase security measures may not be successful and there can also be no assurance that we can maintain the safety of our or our contractors' field personnel and Bogota head office personnel or operations in Colombia or that this violence will not continue to adversely affect our operations in the future and cause significant loss.

Our Lack of Diversification Will Increase the Risk of an Investment in Our Common Stock.

Our business focuses on the oil and gas industry in a limited number of properties in Colombia, Argentina, Peru, and Brazil. Most of our production is in one basin in Colombia and two basins in Argentina. As a result, we lack diversification, in terms of both the nature and geographic scope of our business. Accordingly, factors affecting our industry or the regions in which we operate, including the geographic remoteness of our operations and weather conditions, will likely impact us more acutely than if our business was more diversified. In particular, most of our production is from the Putumayo Basin in Colombia, and we depend on the OTA pipeline and alternative transportation arrangements to transport our oil to market. Cash flow from these sales funds a large part of our business. Disruptions to this pipeline, as described in the risk "We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses" could harm our business in Colombia and other countries.

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

Problems with these pipelines can cause interruptions to our producing activities if they are for a long enough duration that our storage facilities become full. For example, we experienced disruptions in transportation on this pipeline in March and April of 2008, June, July and August of 2009, June, August, and September 2010, February 2011, February to August of 2012 and October 2012 to July 2013 as a result of sabotage by guerrillas. In addition, there is competition for space in these pipelines, and additional discoveries in our area of operations by other companies could decrease the pipeline capacity available to us. Trucking is an alternative to transportation by pipeline; however, it is generally more expensive and carries higher safety risks for us, our employees and the public.

Recent alternative transportation arrangements in Colombia allowed us to deliver our full production in June 2013; however, these deliveries result in reduced realized prices compared to the Ecopetrol operated OTA pipeline deliveries and are not necessarily sustainable. When disruptions are of a long enough duration, our sales volumes may be lower than normal, which will cause our cash flow to be lower than normal, and if our storage facilities become full, we can be forced to reduce production.

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

*Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results.

Oil sales in Colombia are mainly to Ecopetrol and, in the second quarter of 2013, to another customer. While oil prices in Colombia are related to international market prices, lack of competition and reliance on a limited number of customers for sales of oil may diminish prices and depress our financial results.

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

At June 30, 2013, 90% of our cash and cash equivalents was generally not available to fund domestic or head office operations unless funds are repatriated, because it was held by subsidiaries and partnerships outside of Canada and the United States. At this time, we do not intend to repatriate further funds, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings.

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

Our capital program for 2013 calls for approximately $454 million to fund our exploration and development, which we intend to fund through existing cash on hand and cash flows from operations at current production and commodity price levels. Funding this program relies in part on oil prices remaining high and other factors to generate sufficient cash flow. If we are not able to generate the sales which, together with our current cash resources, are sufficient to fund our capital program, we will not be able to efficiently execute our business plan which would cause us to decrease our exploration and development, which could harm our business outlook, investor confidence and our share price.

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

The ANH has requested that the additional compensation be paid with respect to production from the recently drilled wells relating to the Moqueta discovery and has initiated a noncompliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, we view the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is our view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds five MMbbl. Discussions with the ANH have not resolved this issue and we have sent notice to the ANH to initiate the dispute resolution process prescribed by the Chaza Contract and have filed an arbitration claim. No assurance can be made that our interpretation will prevail and, depending on the ultimate size of the cumulative production from the Moqueta field in the future, such amounts may be material if such additional compensation must be paid. As at June 30, 2013, total cumulative production from the Moqueta field was 1.5 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $24.8 million. At this time no amount has been accrued in the financial statements nor deducted from our reserves for the disputed royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra Energy Colombia, Ltd are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the additional royalty. Discussions with the ANH are ongoing. As at June 30, 2013, the estimated compensation which would be payable if the ANH’s interpretation is successful is $19.6 million. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in U.S. dollars. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our income taxes in Colombia are paid in Colombian pesos. Our production in Argentina is primarily invoiced in U.S. dollars, but payment is made in Argentina pesos, at the then current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to U.S. dollars, our functional currency. Since September 1, 2005, exchange rates between the Colombian peso and U.S. dollar have varied between 1,648 pesos to one U.S. dollar to 2,632 pesos to one U.S. dollar, a fluctuation of approximately 60%. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentina peso and U.S. dollar has varied between 3.05 pesos to one U.S. dollar to 5.39 pesos to the U.S. dollar, a fluctuation of approximately 76%. Production in Brazil is invoiced and paid in Brazilian Reals. Since September 1, 2005, the exchange rate of the Brazilian Real has varied between 1.56 Reals to one U.S. dollar to 2.45 Reals to the U.S. dollar, a variance of 57%. Current and deferred tax liabilities in Colombia are denominated in Colombian pesos and the weakening of 9% in the Colombian Peso against the U.S. dollar in the six months ended June 30, 2013, resulted in a foreign exchange gain.

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

The governments in Brazil and Argentina require us to register funds that enter and exit the country with the central bank in each country. In Brazil, Argentina and Colombia, all transactions must be carried out in the local currency of the country. Exchange controls may prevent us from transferring funds abroad. For example, the Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Central Bank may require prior authorization and may or may not grant such authorization for our Argentina subsidiaries to make dividend or loan payments to us and there may be a tax imposed with respect to the expatriation of such proceeds. During the three months ending June 30, 2013, we repatriated $11.1 million to a Canadian subsidiary from one of our Argentina subsidiaries through loan repayments, authorized by the Argentina Central Bank. These were repayments of loan principal and as such had no withholding tax applied.

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

*Negative Political Developments in Colombia May Negatively Affect our Proposed Operations.

Adverse political incidents may generate social unrest which could impact our operations and oil deliveries in Colombia. Peace process negotiations between the government and FARC may not generate the intended outcome for both parties. With the use of arms, and other methods of influence, the FARC may place pressure on organizations and communities that are in areas of operations of the company. These communities, and affiliated organizations, can generate protests to attract the attention of government. Protests or other demonstrations may establish blockades and could cause interruptions of operations, deliveries, and other disruptions to our work programs in the affected area.

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

Our business processes depend on the availability, capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. It is critical to our business that our facilities and infrastructure remain secure. Although we employ data encryption processes, an intrusion detection system, and other internal control procedures to assure the security of our data, we cannot guarantee that these measures will be sufficient for this purpose. The ability of the information technology function to support our business in the event of a security breach or a disaster such as fire or flood and our ability to recover key systems and information from unexpected interruptions cannot be fully tested and there is a risk that, if such an event actually occurs, we may not be able to address immediately the repercussions of the breach or disaster. In that event, key information and systems may be unavailable for a number of days or weeks, leading to our inability to conduct business or perform some business processes in a timely manner. In June 2013, the City of Calgary experienced flooding which caused power outages throughout the city. As a result, many of our key information systems were unavailable for two business days. We have implemented strategies to improve our ability to keep our systems functioning through a similar disaster.

We have expended significant time and money on the security of our facilities and on our information technology infrastructure including testing of our security at our facilities and infrastructure. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our data becomes available to unauthorized parties, we may lose our competitive edge in certain of our business activities and our reputation may be damaged. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

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

In 2011, we recorded a ceiling test impairment loss of $42.0 million in our Peru cost center related to seismic and drilling costs on two blocks which were relinquished and a ceiling test impairment loss of $25.7 million in our Argentina cost center related to an increase in estimated future operating and capital costs to produce our remaining Argentina proved reserves and a decrease in reserve volumes. In 2012, we recorded a ceiling test impairment loss of $20.2 million in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. The farm-out agreement for that block terminated during the first quarter of 2012 when we provided notice that we would not enter into the second exploration period. In 2013, we recorded a ceiling test impairment loss of $2.0 million in our Brazil cost center related to lower realized prices and an increase in operating costs.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI per bbl was $66 in 2006, $72 in 2007, $100 in 2008, $62 in 2009, $79 in 2010, $95 in 2011, $94 in 2012 and $94 in the six months ended June 30, 2013, demonstrating the inherent volatility in the market. The average Brent oil price per bbl was $112 in 2012 and $108 in the six months ended June 30, 2013. Given the current economic environment and unstable conditions in the Middle East, North Africa, the United States and Europe, the oil price environment is unpredictable and unstable. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

In addition, oil and natural gas prices in Argentina are effectively regulated and during 2009, 2010, 2011, 2012 and the six months ended June 30, 2013, were substantially lower than those received in North America. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, the purchaser of most of the oil that we produce in Colombia, may cause realized prices to be lower or higher than those received in North America. Oil prices in Brazil are defined by contract with the refinery and may be lower or higher than those received in North America.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 26, 2013, we issued 1,689,683 shares of our common stock to one holder of exchangeable shares, which were issued by a subsidiary of Gran Tierra in a share exchange on November 10, 2005. The shares were issued to this holder in reliance on Regulation S promulgated by the SEC as the investor was not a resident of the United States.

Item 6. Exhibits

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: August 6, 2013	/s/ Dana Coffield
By: Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 6, 2013	/s/ James Rozon
By: James Rozon
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (SEC File No. 001-34018), filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (SEC File No. 333-153376), filed with the SEC on October 10, 2008.

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited. +	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A (SEC File No. 001-34018), filed with the SEC on January 6, 2010.

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2013 (SEC File No. 000-52594).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.4	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

10.1	Restricted Stock Unit Award Agreement	Filed herewith.

10.2	Option Agreement	Filed herewith.

10.3	Addendum No. 4 to the Transportation Agreement between Petrolifera Petroleum (Colombia) Ltd. and Ecopetrol S.A.	Filed herewith.

10.4	Addendum No. 4 to the Transportation Agreement between Gran Tierra Energy Colombia, Ltd. and Ecopetrol S.A.	Filed herewith.

31.1	Certification of Principal Executive Officer.	Filed herewith.

31.2	Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.
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