Form 10-Q
period 2013-09-30
GRAN TIERRA ENERGY INC.
filed 2013-11-12
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013

or

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

On November 6, 2013, the following number of shares of the registrant’s capital stock were outstanding: 272,193,233 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value, representing 4,534,127 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing 6,424,391 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Nine Months Ended September 30, 2013

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE AND OTHER INCOME
Oil and natural gas sales	$188,974	$168,616	$561,935	$438,406
Interest income	684	317	1,904	1,628
	189,658	168,933	563,839	440,034
EXPENSES
Operating	35,588	36,295	108,505	88,115
Depletion, depreciation, accretion and impairment (Note 4)	58,875	45,044	180,309	137,982
General and administrative	14,673	12,896	37,840	46,394
Foreign exchange loss (gain)	1,880	(1,315)	(15,329)	27,867
Other loss (Note 8)	—	—	4,400	—
	111,016	92,920	315,725	300,358

INCOME BEFORE INCOME TAXES	78,642	76,013	248,114	139,676
Income tax expense (Note 7)	(45,585)	(31,408)	(109,361)	(82,280)
NET INCOME AND COMPREHENSIVE INCOME	33,057	44,605	138,753	57,396
RETAINED EARNINGS, BEGINNING OF PERIOD	390,369	197,805	284,673	185,014
RETAINED EARNINGS, END OF PERIOD	$423,426	$242,410	$423,426	$242,410

NET INCOME PER SHARE — BASIC	$0.12	$0.16	$0.49	$0.20
NET INCOME PER SHARE — DILUTED	$0.12	$0.16	$0.49	$0.20
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	283,092,224	281,695,212	282,687,871	280,387,484
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	286,026,519	284,605,162	285,820,007	283,968,384

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$353,064	$212,624
Restricted cash	3,819	1,404
Accounts receivable	143,915	119,844
Inventory (Note 4)	16,404	33,468
Taxes receivable	6,069	39,922
Prepaids	5,365	4,074
Deferred tax assets (Note 7)	2,090	2,517
Total Current Assets	530,726	413,853

Oil and Gas Properties (using the full cost method of accounting)
Proved	790,193	813,247
Unproved	435,082	383,414
Total Oil and Gas Properties	1,225,275	1,196,661
Other capital assets	9,101	8,765
Total Property, Plant and Equipment (Note 4)	1,234,376	1,205,426

Other Long-Term Assets
Restricted cash	3,305	1,619
Deferred tax assets (Note 7)	2,076	1,401
Taxes receivable	14,608	1,374
Other long-term assets	6,746	6,621
Goodwill	102,581	102,581
Total Other Long-Term Assets	129,316	113,596
Total Assets	$1,894,418	$1,732,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$70,783	$102,263
Accrued liabilities	79,934	66,418
Taxes payable	88,757	22,339
Deferred tax liabilities (Note 7)	1,643	337
Asset retirement obligation (Note 6)	—	28
Total Current Liabilities	241,117	191,385

Long-Term Liabilities
Deferred tax liabilities (Note 7)	183,925	225,195
Equity tax payable (Note 7)	—	3,562
Asset retirement obligation (Note 6)	20,388	18,264
Other long-term liabilities	9,015	3,038
Total Long-Term Liabilities	213,328	250,059

Contingencies (Note 8)
Shareholders’ Equity
Common Stock (Note 5) (271,872,896 and 268,482,445 shares of Common Stock and 11,278,855 and 13,421,488 exchangeable shares, par value $0.001 per share, issued and outstanding as at September 30, 2013 and December 31, 2012, respectively)	10,020	7,986
Additional paid in capital	1,006,527	998,772
Retained earnings	423,426	284,673
Total Shareholders’ Equity	1,439,973	1,291,431
Total Liabilities and Shareholders’ Equity	$1,894,418	$1,732,875

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$138,753	$57,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, accretion and impairment	180,309	137,982
Deferred tax recovery (Note 7)	(23,791)	(8,855)
Stock-based compensation (Note 5)	6,113	9,854
Unrealized foreign exchange (gain) loss	(16,853)	14,072
Cash settlement of asset retirement obligation	(927)	(404)
Equity tax	(3,345)	(3,534)
Other loss (Note 8)	4,400	—
Net change in assets and liabilities from operating activities
Accounts receivable and other long-term assets	(26,284)	(96,656)
Inventory	12,366	(9,769)
Prepaids	(1,291)	1,087
Accounts payable and accrued and other liabilities	(7,593)	(25,960)
Taxes receivable and payable	87,230	(59,281)
Net cash provided by operating activities	349,087	15,932

Investing Activities
Increase in restricted cash	(4,101)	(21,704)
Additions to property, plant and equipment	(267,642)	(222,119)
Proceeds from oil and gas properties (Note 4)	59,621	—
Net cash used in investing activities	(212,122)	(243,823)

Financing Activities
Proceeds from issuance of shares of Common Stock (Note 5)	3,475	3,797
Net cash provided by financing activities	3,475	3,797

Net increase (decrease) in cash and cash equivalents	140,440	(224,094)
Cash and cash equivalents, beginning of period	212,624	351,685
Cash and cash equivalents, end of period	$353,064	$127,591

Cash	$296,520	$99,442
Term deposits	56,544	28,149
Cash and cash equivalents, end of period	$353,064	$127,591

Supplemental cash flow disclosures:
Cash paid for income taxes	$38,978	$140,069

Non-cash investing activities:
Non-cash net assets and liabilities related to property, plant and equipment, end of period	$65,645	$33,961

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012
Share Capital
Balance, beginning of period	$7,986	$7,510
Issue of shares of Common Stock (Note 5)	2,034	476
Balance, end of period	10,020	7,986

Additional Paid in Capital
Balance, beginning of period	998,772	980,014
Issue of shares of Common Stock (Note 5)	—	2,902
Exercise of warrants	—	1,590
Expiry of warrants	—	190
Exercise of stock options (Note 5)	1,441	960
Stock-based compensation (Note 5)	6,314	13,116
Balance, end of period	1,006,527	998,772

Warrants
Balance, beginning of period	—	1,780
Exercise of warrants	—	(1,590)
Expiry of warrants	—	(190)
Balance, end of period	—	—

Retained Earnings
Balance, beginning of period	284,673	185,014
Net income	138,753	99,659
Balance, end of period	423,426	284,673

Total Shareholders’ Equity	$1,439,973	$1,291,431

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The implementation of this update is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows.

3. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil and natural gas. The Company’s reportable segments are Colombia, Argentina, Peru and Brazil based on geographic organization. The level of activity in Peru and Brazil was not significant at September 30, 2013, or December 31, 2012; however, the Company has separately disclosed its results of operations in Peru and Brazil as reportable segments. The All Other category represents the Company’s corporate activities.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates reportable segment performance based on income or loss before income taxes.

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended September 30, 2013
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$164,241	$18,149	$—	$6,584	$—	$188,974
Interest income	111	164	—	281	128	684
Depletion, depreciation, accretion and impairment	46,821	7,606	73	4,129	246	58,875
Depletion, depreciation, accretion and impairment - per unit of production	27.48	30.51	—	59.72	—	29.12
Income (loss) before income taxes	89,214	(4,164)	(1,404)	(337)	(4,667)	78,642
Segment capital expenditures (1)	$39,608	$8,159	$11,063	$(22,500)	$289	$36,619
	Three Months Ended September 30, 2012
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$145,610	$22,332	$—	$674	$—	$168,616
Interest income	171	10	—	40	96	317
Depletion, depreciation, accretion and impairment	35,255	9,165	68	305	251	45,044
Depletion, depreciation, accretion and impairment - per unit of production	24.46	26.60	—	40.35	—	25.12
Income (loss) before income taxes	79,915	1,777	(847)	(1,170)	(3,662)	76,013
Segment capital expenditures	$35,880	$11,568	$11,204	$2,838	$300	$61,790
	Nine Months Ended September 30, 2013
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$488,577	$54,620	$—	$18,738	$—	$561,935
Interest income	415	710	27	292	460	1,904
Depletion, depreciation, accretion and impairment	141,141	22,986	272	15,143	767	180,309
Depletion, depreciation, accretion and impairment - per unit of production	27.58	27.79	—	75.74	—	29.35
Income (loss) before income taxes	275,353	(6,183)	(4,984)	(3,663)	(12,409)	248,114
Segment capital expenditures (1)	$118,758	$12,424	$59,911	$12,021	$528	$203,642
	Nine Months Ended September 30, 2012
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$376,261	$59,183	$—	$2,962	$—	$438,406
Interest income	598	96	15	607	312	1,628
Depletion, depreciation, accretion and impairment	90,625	23,080	1,174	22,379	724	137,982
Depletion, depreciation, accretion and impairment - per unit of production	24.96	24.54	—	708.76	—	29.98
Income (loss) before income taxes	182,516	2,568	(4,147)	(24,467)	(16,794)	139,676
Segment capital expenditures	$98,476	$28,412	$43,866	$44,536	$695	$215,985
(1) In the third quarter of 2013, segment capital expenditures in Brazil are net of proceeds of $54.0 million relating to termination of a farm-in agreement. Additionally, segment capital expenditures for the nine months ended September 30, 2013, are net of proceeds of $4.1 million relating to the Company's assumption of the remaining 50% working interest in the Santa Victoria Block in Argentina and $1.5 million relating to the Company's sale of its 15% working interest in the Mecaya Block in Colombia (Note 4).

	As at September 30, 2013
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$822,522	$128,799	$155,579	$124,418	$3,058	$1,234,376
Goodwill	102,581	—	—	—	—	102,581
Other assets	267,186	37,320	18,285	50,555	184,115	557,461
Total Assets	$1,192,289	$166,119	$173,864	$174,973	$187,173	$1,894,418

	As at December 31, 2012
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$840,027	$138,768	$95,940	$127,394	$3,297	$1,205,426
Goodwill	102,581	—	—	—	—	102,581
Other assets	222,220	47,038	10,880	8,498	136,232	424,868
Total Assets	$1,164,828	$185,806	$106,820	$135,892	$139,529	$1,732,875

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

In the nine months ended September 30, 2013, the Company had two significant customers in Colombia: Ecopetrol S.A. ("Ecopetrol") and one other customer, which accounted for 52% and 29%, respectively, of the Company's consolidated oil and natural gas sales. For the three months ended September 30, 2013, these customers accounted for 56% and 28%, respectively, of the Company's consolidated oil and natural gas sales. In the nine months ended September 30, 2012, the Company had one significant customer in Colombia: Ecopetrol. For the three and nine months ended September 30, 2012, sales to Ecopetrol accounted for 71% and 77%, respectively, of the Company's consolidated oil and natural gas sales. For the three months ended September 30, 2012, the Company had an additional short-term significant customer , which accounted for 13% of the Company's revenues during the period.

4. Property, Plant and Equipment and Inventory

Property, Plant and Equipment

	As at September 30, 2013			As at December 31, 2012
(Thousands of U.S. Dollars)	Cost	Accumulated depletion, depreciation and impairment	Net book value	Cost	Accumulated depletion, depreciation and impairment	Net book value
Oil and natural gas properties
Proved	$1,710,788	$(920,595)	$790,193	$1,562,477	$(749,230)	$813,247
Unproved	435,082	—	435,082	383,414	—	383,414
	2,145,870	(920,595)	1,225,275	1,945,891	(749,230)	1,196,661
Furniture and fixtures and leasehold improvements	8,215	(6,203)	2,012	7,575	(5,093)	2,482
Computer equipment	14,018	(7,458)	6,560	10,971	(5,248)	5,723
Automobiles	1,352	(823)	529	1,376	(816)	560
Total Property, Plant and Equipment	$2,169,455	$(935,079)	$1,234,376	$1,965,813	$(760,387)	$1,205,426

Depletion and depreciation expense on property, plant and equipment for the three months ended September 30, 2013, was $59.1 million (three months ended September 30, 2012 - $43.0 million) and for the nine months ended September 30, 2013, was $172.7 million (nine months ended September 30, 2012 - $120.8 million). A portion of depletion and depreciation expense was recorded as inventory in each period and adjusted for inventory changes.

In the second quarter of 2013, the Company recorded a ceiling test impairment loss of $2.0 million in the Company's Brazil cost center as a result of lower realized prices and increased operating costs.

In the first quarter of 2012, the Company recorded a ceiling test impairment loss in the Company’s Brazil cost center of $20.2 million. This impairment loss resulted from the recognition of $23.8 million of capital expenditures in relation to the Block BM-CAL-10 farm-out agreement in the first quarter of 2012. On February 17, 2012, in accordance with the terms of the farm-out agreement for Block BM-CAL-10 in Brazil, the Company gave notice to its joint venture partner that it would not enter into and assume its share of the work obligations of the second exploration period of the block. As a result, the farm-out agreement terminated and the Company did not receive any interest in this block. Pursuant to the farm-out agreement, the Company was obligated to make payment for a certain percentage of the costs relating to Block BM-CAL-10, which relate primarily to a well that was drilled during the term of the farm-out agreement. The notice of withdrawal was a trigger for payment of amounts that would otherwise have been due if the farm-out agreement had closed and the Company had acquired a working interest.

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

During the third quarter of 2013, the Company received a net payment of $54.0 million (before income taxes) from a third party in connection with termination of a farm-in agreement in the Recôncavo Basin relating to Block REC-T-129, Block REC-T-142, Block REC-T-155 and Block REC-T-224.

The Company successfully bid on three blocks in the 2013 Brazil Bid Round administered by Brazil's Agência Nacional de Petróleo, Gás Natural e Biocombustíveis ("ANP") and, in the third quarter of 2013, paid a signature bonus of $14.4 million upon finalization of the concession agreement.

In Brazil, the exploration phase of the concession agreements on Blocks REC-T-129, REC-T-142 and REC-T-155 is due to expire on November 24, 2013; however, under the concession agreements the Company is able and has submitted an application to the ANP for extension of the exploration phase of these blocks. Additionally, the exploration phase of the concession agreement on Block REC-T-224 is due to expire on December 11, 2013, but we plan to apply for an extension of the exploration phase of this block. At September 30, 2013, unproved properties included $59.6 million relating to these four blocks. Management assessed these blocks for impairment at September 30, 2013 and concluded no impairment had occurred.

In Argentina, Rio Negro Province has enacted legislation that changes the royalty regime associated with concession agreement extensions. The Company is negotiating concession agreement extensions and royalty rates for its Puesto Morales, Puesto Morales Este, Rinconada Norte and Rinconada Sur Blocks and expects that royalty rates in Rio Negro Province will likely increase and a bonus payment, not determinable at this time, may be payable for the concession agreement extensions.

The amounts of G&A expenses and stock-based compensation capitalized in each of the Company's cost centers were as follows:

	Nine Months Ended September 30, 2013
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$14,746	$2,896	$5,981	$5,813	$29,436
Capitalized stock-based compensation	$794	$171	$571	$566	$2,102

	Nine Months Ended September 30, 2012
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$9,279	$3,480	$3,670	$2,653	$19,082
Capitalized stock-based compensation	$376	$275	$—	$216	$867

Unproved oil and natural gas properties consist of exploration lands held in Colombia, Argentina, Peru and Brazil. As at September 30, 2013, the Company had $163.0 million (December 31, 2012 - $175.9 million) of unproved assets in Colombia, $39.5 million (December 31, 2012 - $42.3 million) of unproved assets in Argentina, $154.6 million (December 31, 2012 - $95.1 million) of unproved assets in Peru, and $78.0 million (December 31, 2012 - $70.1 million) of unproved assets in Brazil for a total of $435.1 million (December 31, 2012 - $383.4 million). These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed. The Company expects that approximately 62% of costs not subject to depletion at September 30, 2013, will be transferred to the depletable base within the next five years and the remainder in the next five to 10 years.

Inventory

At September 30, 2013, oil and supplies inventories were $14.6 million and $1.8 million, respectively (December 31, 2012 - $31.2 million and $2.3 million, respectively).

5. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as Common Stock, par value $0.001 per share, 25 million are designated as Preferred Stock, par value $0.001 per share, and two shares are designated as special voting stock, par value $0.001 per share.

As at September 30, 2013, outstanding share capital consists of 271,872,896 shares of Common Stock of the Company, 6,744,728 exchangeable shares of Gran Tierra Exchangeco Inc., (the "Exchangeco exchangeable shares") and 4,534,127 exchangeable shares of Gran Tierra Goldstrike Inc. (the "Goldstrike exchangeable shares"). The redemption date of the Exchangeco exchangeable shares was previously established as November 14, 2013 (or at an earlier date under certain specified circumstances). However, pursuant to resolutions of the board of directors of Gran Tierra Exchangeco Inc., effective October 25, 2013, the redemption date for the Exchangeco exchangeable shares was extended to such later date as may be established by the board of directors of Gran Tierra Exchangeco Inc. at its discretion. The redemption date of the Goldstrike exchangeable shares was previously established as November 10, 2013. However, pursuant to resolutions of the board of directors of Gran Tierra Goldstrike Inc., effective October 31, 2013, the redemption date for the Goldstrike exchangeable shares was extended to such later date as may be established by the board of directors of Gran Tierra Goldstrike Inc. at its discretion. During the nine months ended September 30, 2013, 1,247,818 shares of Common Stock were issued upon the exercise of stock options, 452,950 shares of Common Stock were issued upon the exchange of the Exchangeco exchangeable shares and 1,689,683 shares of Common Stock were issued upon the exchange of the Goldstrike exchangeable shares.

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

Restricted Stock Units and Stock Options

In May 2013, the Company issued RSUs and stock options, which will vest as to 1/3 of the awards on each of March 1, 2014, March 1, 2015 and March 1, 2016. The term of options granted starting May 2013 is five years or three months after the grantee’s end of service to the Company, whichever occurs first. Options granted prior to May 2013 continue to have a term of ten years or three months after the grantee’s end of service to the Company, whichever occurs first. Once an RSU is vested, it is immediately settled and considered to be at the end of its term.

The following table provides information about long-term incentive plan ("LTIP") activity for the nine months ended September 30, 2013:

	RSUs	Options
	Number of Outstanding Share Units	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Balance, December 31, 2012	—	15,399,662	5.11
Granted	939,365	2,066,935	6.27
Exercised	—	(1,247,818)	(2.79)
Forfeited	(21,655)	(284,835)	(6.17)
Expired	—	(102,593)	(6.57)
Balance, September 30, 2013	917,710	15,831,351	5.42

For the nine months ended September 30, 2013, 1,247,818 shares of Common Stock were issued for cash proceeds of $3.5 million upon the exercise of 1,247,818 stock options (nine months ended September 30, 2012 - $3.8 million).

The weighted average grant date fair value for options granted in the three months ended September 30, 2013, was $2.34 (three months ended September 30, 2012 - $2.62) and for the nine months ended September 30, 2013, was $2.62 (nine months ended September 30, 2012 - $3.36). As a result of the change in the term of stock options to five years for stock options granted starting May 2013, the weighted average volatility used in the Black-Scholes option pricing model was reduced to 43% for the three months ended September 30, 2013 and 53% for the nine months ended September 30, 2013, from 75% for the year ended December 31, 2012, resulting in a lower grant date fair value per share than in prior periods.

The amounts recognized for stock-based compensation were as follows:

(Thousands of U.S. Dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation costs for stock options	$2,132	$3,268	$6,314	$10,721
Compensation costs for RSUs	1,282	—	1,901	—
	3,414	3,268	8,215	10,721
Less: stock-based compensation costs capitalized	(1,717)	(336)	(2,102)	(867)
Total stock-based compensation expense	$1,697	$2,932	$6,113	$9,854

Of the total compensation expense for the three months ended September 30, 2013, $1.3 million (three months ended September 30, 2012 - $2.6 million) was recorded in G&A expenses and $0.4 million (three months ended September 30, 2012 – $0.3 million) was recorded in operating expenses. Of the total compensation expense for the nine months ended September 30, 2013, $5.3 million (nine months ended September 30, 2012 – $8.9 million) was recorded in G&A expenses and $0.8 million (nine months ended September 30, 2012 – $0.9 million) was recorded in operating expenses.

At September 30, 2013, there was $11.3 million (December 31, 2012 - $8.2 million) of unrecognized compensation cost related to unvested LTIP units which is expected to be recognized over a weighted average period of 2.1 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of common and exchangeable shares outstanding	283,092,224	281,695,212	282,687,871	280,387,484
Shares issuable pursuant to warrants	—	—	—	235,582
Shares issuable pursuant to stock options	12,428,489	5,643,730	10,823,968	5,947,880
Shares assumed to be purchased from proceeds of stock options	(9,494,194)	(2,733,780)	(7,691,832)	(2,602,562)
Weighted average number of diluted common and exchangeable shares outstanding	286,026,519	284,605,162	285,820,007	283,968,384

For the three months ended September 30, 2013, 3,472,472 options (three months ended September 30, 2012 - 9,957,585 options) were excluded from the diluted income per share calculation as the options were anti-dilutive. For the nine months ended September 30, 2013, 5,584,732 options (nine months ended September 30, 2012 - 9,808,758 options) were excluded from the diluted income per share calculation as the options were anti-dilutive.

6. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Nine Months Ended	Year Ended
(Thousands of U.S. Dollars)	September 30, 2013	December 31, 2012
Balance, beginning of year	$18,292	$12,669
Settlements	(2,068)	(404)
Liability incurred	1,397	5,190
Liability assumed in a business combination	—	410
Foreign exchange	(23)	45
Accretion	918	998
Revisions in estimated liability	1,872	(616)
Balance, end of period	$20,388	$18,292

Asset retirement obligation - current	$—	$28
Asset retirement obligation - long-term	20,388	18,264
Balance, end of period	$20,388	$18,292

For the nine months ended September 30, 2013, settlements included cash payments of $0.9 million with the balance in accounts payable and accrued liabilities at September 30, 2013. Revisions to estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling the asset retirement obligation. At September 30, 2013, the fair value of assets that are legally restricted for purposes of settling the asset retirement obligation was $1.9 million (December 31, 2012 - $1.3 million).

7. Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income before income taxes for the following reasons:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2013	2012
Income (loss) before income taxes
United States	$(8,488)	$(7,942)
Foreign	256,602	147,618
	248,114	139,676
	35%	35%
Income tax expense expected	86,840	48,887
Foreign currency translation adjustments	(7,649)	8,025
Impact of foreign taxes	1,908	2,716
Stock-based compensation	1,943	3,277
Increase in valuation allowance	22,700	9,304
Branch and other foreign loss pick-up	(2,013)	(4,358)
Non-deductible third party royalty in Colombia	8,812	9,951
Other permanent differences	(3,180)	4,478
Total income tax expense	$109,361	$82,280

Current income tax expense
United States	$813	$778
Foreign	132,339	90,357
	133,152	91,135
Deferred income tax recovery
United States	—	—
Foreign	(23,791)	(8,855)
	(23,791)	(8,855)
Total income tax expense	$109,361	$82,280

	As at
(Thousands of U.S. Dollars)	September 30, 2013	December 31, 2012
Deferred Tax Assets
Tax benefit of operating loss carryforwards	$53,693	$51,920
Tax basis in excess of book basis	44,500	22,519
Foreign tax credits and other accruals	30,550	30,926
Tax benefit of capital loss carryforwards	4,835	4,779
Deferred tax assets before valuation allowance	133,578	110,144
Valuation allowance	(129,412)	(106,226)
	$4,166	$3,918

Deferred tax assets - current	$2,090	$2,517
Deferred tax assets - long-term	2,076	1,401
	4,166	3,918
Deferred tax liabilities - current	(1,643)	(337)
Deferred tax liabilities - long-term	(183,925)	(225,195)
	(185,568)	(225,532)
Net Deferred Tax Liabilities	$(181,402)	$(221,614)

As at September 30, 2013, the Company had operating loss carryforwards of $233.7 million (December 31, 2012 - $213.1 million) and capital loss carryforwards of $32.6 million (December 31, 2012 – $35.9 million) before valuation allowance. Of these operating loss carryforwards and capital loss carryforwards, $233.8 million (December 31, 2012 - $215.2 million) were losses generated by the foreign subsidiaries of the Company. In certain jurisdictions, the operating loss carryforwards expire between 2014 and 2033 and the capital loss carryforwards expire between 2014 and 2017, while certain other jurisdictions allow operating losses to be carried forward indefinitely.

As at September 30, 2013, the total amount of Gran Tierra’s unrecognized tax benefit was approximately $19.8 million (December 31, 2012 - $21.8 million), a portion of which, if recognized, would affect the Company’s effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated statement of operations.

Changes in the Company's unrecognized tax benefit are as follows:

	Nine Months Ended September 30,
	2013	2012
(Thousands of U.S. Dollars)
Unrecognized tax benefit at beginning of period	$21,800	$20,500
Changes for positions relating to prior year	(2,000)	—
Unrecognized tax benefit at end of period	$19,800	$20,500

The Company and its subsidiaries file income tax returns in the U.S. and certain other foreign jurisdictions. The Company is potentially subject to income tax examinations for the tax years 2005 through 2012 in certain jurisdictions. The Company does not anticipate any material changes to the unrecognized tax benefit disclosed above within the next twelve months.

The equity tax liability at September 30, 2013, and December 31, 2012, includes a Colombian tax of 6% on a legislated measure and was calculated based on the Company’s Colombian segment’s balance sheet equity for tax purposes at January 1, 2011. The tax is payable in eight semi-annual installments over four years, but was expensed in the first quarter of 2011 at the commencement of the four-year period. The equity tax liability also partially related to an equity tax liability assumed upon the 2011 acquisition of Petrolifera Petroleum Limited.

8. Contingencies

Gran Tierra Energy Colombia, Ltd. and Petrolifera Petroleum Exploration (Colombia) Ltd (collectively “GTEC”) and Ecopetrol, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long-term test of the Guayuyaco-1 and Guayuyaco-2 wells, prior to GTEC's purchase of the companies originally involved in the dispute. There has been no agreement between the parties, and Ecopetrol filed a lawsuit in the Contravention Administrative Tribunal in the District of Cauca (the "Tribunal") regarding this matter. During the first quarter of 2013, the Tribunal ruled in favor of Ecopetrol and awarded Ecopetrol 44,025 bbl of oil. GTEC has filed an appeal of the ruling to the Supreme Administrative Court (Consejo de Estado) in a second instance procedure. During the nine months ended September 30, 2013, based on market oil prices in Colombia, Gran Tierra accrued $4.4 million in the condensed consolidated financial statements in relation to this dispute.

Gran Tierra’s production from the Costayaco field is subject to an additional royalty that applies when cumulative gross production from a commercial field is greater than 5 MMbbl. This additional royalty is calculated on the difference between a trigger price defined by the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) and the sales price. The ANH has requested that the additional compensation be paid with respect to production from wells relating to the Moqueta discovery and has initiated a non-compliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, Gran Tierra views the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds 5 MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process and filed an arbitration claim. As at September 30, 2013, total cumulative production from the Moqueta field was 1.9 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $31.7 million. At this time, no amount has been accrued in the condensed consolidated financial statements nor deducted from the Company's reserves as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra Colombia are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the additional royalty. Discussions with the ANH are ongoing. As at September 30, 2013, the estimated compensation which would be payable if the ANH’s interpretation is successful is $23.4 million. At this time, no amount has been accrued in the condensed consolidated financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Letters of credit

At September 30, 2013, the Company had provided promissory notes totaling $49.6 million (December 31, 2012 - $34.2 million) as security for letters of credit relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

9. Financial Instruments, Fair Value Measurements and Credit Risk

At September 30, 2013, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and contingent consideration and contingent liability included in other long-term liabilities. The fair value of long-term restricted cash approximates its carrying value because interest rates are variable and reflective of market rates. Contingent consideration, which relates to the acquisition of the remaining 30% working interest in certain properties in Brazil in October 2012, was recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred and discounted back to present value by applying an appropriate discount rate that reflected the risk factors associated with the payment streams. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The contingent liability which relates to a dispute with Ecopetrol (Note 8) was based on the fair value of the amount awarded. The fair value of the contingent consideration and contingent liability is being remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in operating income. The fair value of the contingent consideration was $1.1 million at September 30, 2013, and December 31, 2012. The fair value of the contingent liability was $4.4 million at

September 30, 2013. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments. At September 30, 2013, and December 31, 2012, the Company held no derivative instruments.

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs are based on significant other observable inputs and significant unobservable inputs, respectively, and have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. The fair value of the contingent consideration payable in connection with the Brazil acquisition was determined using Level 3 inputs at September 30, 2013, and December 31, 2012. The disclosure in the paragraph above regarding the fair value of other financial instruments is based on Level 1 inputs.

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

At September 30, 2013, cash and cash equivalents and restricted cash included balances in savings and checking accounts, as well as term deposits and certificates of deposit, placed primarily with financial institutions with strong investment grade ratings or governments, or the equivalent in the Company’s operating areas. Any foreign currency transactions are conducted on a spot basis, with major financial institutions in the Company’s operating areas.

Most of the Company’s accounts receivable relate to uncollateralized sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. For the nine months ended September 30, 2013, the Company had two customers which were significant to the Colombian segment, three customers which were significant to the Argentina segment and one customer which was significant to the Brazilian segment.

For the nine months ended September 30, 2013, 87% (nine months ended September 30, 2012 - 86%) of the Company's revenue and other income was generated in Colombia.

Additionally, foreign exchange gains and losses mainly result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s current and deferred tax liabilities, which are monetary liabilities mainly denominated in the local currency of the Colombian foreign operations. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $95,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

The Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Argentina Central Bank may require prior authorization and may or may not grant such authorization for Gran Tierra's Argentina subsidiaries to make dividends or loan payments to the Company. During the three months ended June 30, 2013, the Company repatriated $11.1 million from one of its Argentina subsidiaries through loan repayments, authorized by the Argentina Central Bank. These were repayments of loan principal and as such had no withholding tax applied. At September 30, 2013, $20.3 million, or 6%, of the Company's cash and cash equivalents was deposited with banks in Argentina. We expect to use these funds for the Argentina work program and operations in 2013.

10. Credit Facilities

At September 30, 2013, a subsidiary of Gran Tierra had a credit facility with a syndicate of banks, led by Wells Fargo Bank National Association as administrative agent. This reserve-based facility has a current borrowing base of $150 million and a maximum borrowing base of up to $300 million and is supported by the present value of the petroleum reserves of two of the Company’s subsidiaries with operating branches in Colombia and the Company's subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus a margin ranging between 2.25% and 3.25% per annum depending on the rate of borrowing base utilization. In addition, a stand-by fee of 0.875% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The credit facility was entered into on August 30, 2013 and became effective on October 31, 2013 for a three-year term. Subsequent to the effective date, the

Company has not drawn down any amounts under the new credit facility. Under the terms of the facility, the Company is required to maintain and was in compliance with certain financial and operating covenants. Under the terms of the credit facility, the Company cannot pay any dividends to its shareholders if it is in default under the facility and, if the Company is not in default, then it is required to obtain bank approval for any dividend payments exceeding $2 million in any fiscal year.

11. Related Party Transactions

On August 7, 2012, Gran Tierra entered into a contract related to the Brazil drilling program with a company for which one of Gran Tierra’s directors is a shareholder and was a director. During the three and nine months ended September 30, 2013, $4.2 million and $11.8 million, respectively, (three and nine months ended September 30, 2012 - $nil) was incurred and capitalized under this contract. At September 30, 2013, $2.3 million (December 31, 2012 - $1.1 million) was included in accounts payable relating to this contract.

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

Overview

We are an independent international energy company incorporated in the United States and engaged in oil and natural gas acquisition, exploration, development and production. Our operations are carried out in South America with business units in Colombia, Argentina, Peru and Brazil, and we are headquartered in Calgary, Alberta, Canada. For the nine months ended September 30, 2013, 87% (nine months ended September 30, 2012 - 86%) of our revenue and other income was generated in Colombia.

Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Production (BOEPD) (1)	21,978	19,491	13	22,505	16,797	34

Prices Realized - per BOE	$93.46	$94.03	(1)	$91.46	$95.26	(4)

Revenue and Other Income ($000s)	$189,658	$168,933	12	$563,839	$440,034	28

Net Income ($000s)	$33,057	$44,605	(26)	$138,753	$57,396	142

Net Income Per Share - Basic	$0.12	$0.16	(25)	$0.49	$0.20	145

Net Income Per Share - Diluted	$0.12	$0.16	(25)	$0.49	$0.20	145

Funds Flow From Operations ($000s) (2)	$84,546	$89,935	(6)	$284,659	$206,511	38

Net Capital Expenditures ($000s) (3)	$36,619	$61,790	(41)	$203,642	$215,985	(6)

	As at
	September 30, 2013	December 31, 2012	% Change
Cash & Cash Equivalents ($000s)	$353,064	$212,624	66

Working Capital (including cash & cash equivalents) ($000s)	$289,609	$222,468	30

Property, Plant & Equipment ($000s)	$1,234,376	$1,205,426	2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Funds Flow From Operations - Non-GAAP Measure ($000s)	2013	2012	2013	2012
Net income	$33,057	$44,605	$138,753	$57,396
Adjustments to reconcile net income to funds flow from operations
DD&A expenses	58,875	45,044	180,309	137,982
Deferred tax (recovery) expense	(8,042)	1,195	(23,791)	(8,855)
Stock-based compensation	1,697	2,932	6,113	9,854
Unrealized foreign exchange loss (gain)	1,513	(2,092)	(16,853)	14,072
Cash settlement of asset retirement obligation	(927)	—	(927)	(404)
Equity tax	(1,627)	(1,749)	(3,345)	(3,534)
Other loss	—	—	4,400	—
Funds flow from operations	$84,546	$89,935	$284,659	$206,511

(3) In the third quarter of 2013, segment capital expenditures in Brazil are net of proceeds of $54.0 million relating to termination of a farm-in agreement. Additionally, segment capital expenditures for the nine months ended September 30, 2013, are net of proceeds of $4.1 million relating to the Company's assumption of the remaining 50% working interest in the Santa Victoria Block in Argentina and $1.5 million relating to the Company's sale of its 15% working interest in the Mecaya Block in Colombia.

•
For the three and nine months ended September 30, 2013, oil and gas production, NAR and adjusted for inventory changes, increased by 13% to 21,978 BOEPD and by 34% to 22,505 BOEPD compared with the corresponding periods in 2012, respectively. In Colombia, alternative transportation arrangements to minimize the impact of pipeline disruptions, production from new wells and a decrease in oil inventory had a positive impact on production in 2013. In the three and nine months ended September 30, 2013, production was 75% from the Chaza Block in Colombia. In the three months ended September 30, 2013, the Puesto Morales and Surubi Blocks in Argentina contributed 7% and 4% of total production, respectively, and in the nine months ended September 30, 2013, their contribution was 8% and 5%, respectively.

•
For the three and nine months ended September 30, 2013, revenue and other income increased by 12% to $189.7 million and by 28% to $563.8 million compared with $168.9 million and $440.0 million in the corresponding periods in 2012, respectively. The positive contribution from higher production levels was partially offset by lower realized prices. The average price realized per BOE decreased by 1% to $93.46 and by 4% to $91.46 for the three and nine months ended September 30, 2013, from $94.03 and $95.26, in the comparable periods in 2012, respectively.

•
Net income was $33.1 million, or $0.12 per share basic and diluted, and $138.8 million, or $0.49 per share basic and diluted, for the three and nine months ended September 30, 2013, respectively, compared with $44.6 million and $57.4 million, or $0.16 and $0.20 per share basic and diluted, in the corresponding periods in 2012, respectively. For the three months ended September 30, 2013, increased oil and natural gas sales were more than offset by increased DD&A, general and administrative ("G&A") and income tax expenses and foreign exchange losses. For the nine months ended September 30, 2013, increased oil and natural gas sales and foreign exchange gains and lower G&A expenses were partially offset by increased DD&A, operating and income tax expenses.

•
For the three and nine months ended September 30, 2013, funds flow from operations decreased by 6% to $84.5 million and increased by 38% to $284.7 million, respectively. For the three months ended September 30, 2013, increased oil and natural gas sales were more than offset by increased G&A and income tax expenses. For the nine months ended September 30, 2013, increased oil and natural gas sales, lower G&A expenses and decreased realized foreign exchange losses were partially offset by increased operating and income tax expenses.

•
Cash and cash equivalents were $353.1 million at September 30, 2013, compared with $212.6 million at December 31, 2012. The increase in cash and cash equivalents during the nine months ended September 30, 2013, was primarily the result of funds flow from operations of $284.7 million, a $64.4 million change in assets and liabilities from operating activities, partially offset by capital expenditures, net of proceeds from oil and gas properties, of $208.0 million.

•	Working capital (including cash and cash equivalents) was $289.6 million at September 30, 2013, a $67.1 million increase from December 31, 2012.

•
Property, plant and equipment at September 30, 2013, was $1.2 billion, an increase of $29.0 million from December 31, 2012, as a result of $203.6 million of net capital expenditures (net of proceeds from oil and gas properties of $59.6 million and excluding changes in non-cash working capital), partially offset by $174.6 million of depletion, depreciation and impairment expenses.

•
Net capital expenditures for the nine months ended September 30, 2013, were $203.6 million compared with $216.0 million for the nine months ended September 30, 2012. In 2013, capital expenditures included drilling of $161.1 million, geological and geophysical (“G&G”) expenditures of $56.9 million, facilities of $27.4 million and other expenditures of $17.8 million. Capital expenditures in 2013 were offset by proceeds from oil and gas properties of $59.6 million.

Business Environment Outlook

Our revenues have been significantly affected by pipeline disruptions in Colombia and the continuing fluctuations in oil prices. Oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the worldwide economy on oil supply and demand.

We believe that our current operations and 2013 capital expenditure program can be funded from cash flow from existing operations and cash on hand. Should our operating cash flow decline due to unforeseen events, including additional pipeline delivery restrictions in Colombia or a downturn in oil and gas prices, we would examine measures such as capital expenditure program reductions, use of our existing revolving credit facility, issuance of debt, disposition of assets, or issuance of equity. Continuing social and political uncertainty in the Middle East, North Africa and South America, economic uncertainty in the United States, Europe and Asia and changes in global supply and infrastructure are having an impact on world markets and we are unable to determine the impact, if any, these events may have on oil prices. The timing and execution of our capital expenditure program are also affected by the availability of services from third party oil field contractors and our ability to obtain, sustain or renew necessary government licenses and permits on a timely basis to conduct exploration and development activities. Any delay may affect our ability to execute our capital expenditure program.

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

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$188,974	$168,616	12	$561,935	$438,406	28
Interest income	684	317	116	1,904	1,628	17
	189,658	168,933	12	563,839	440,034	28

Operating expenses	35,588	36,295	(2)	108,505	88,115	23
DD&A expenses	58,875	45,044	31	180,309	137,982	31
G&A expenses	14,673	12,896	14	37,840	46,394	(18)
Foreign exchange loss (gain)	1,880	(1,315)	243	(15,329)	27,867	(155)
Other loss	—	—	—	4,400	—	—
	111,016	92,920	19	315,725	300,358	5

Income before income taxes	78,642	76,013	3	248,114	139,676	78
Income tax expense	(45,585)	(31,408)	45	(109,361)	(82,280)	33
Net income	$33,057	$44,605	(26)	$138,753	$57,396	142

Production

Oil and NGL's, bbl	1,969,077	1,726,224	14	5,982,710	4,410,917	36
Natural gas, Mcf	317,834	401,783	(21)	968,518	1,148,440	(16)
Total production, BOE (1)	2,022,049	1,793,188	13	6,144,130	4,602,324	34

Average Prices

Oil and NGL's per bbl	$95.28	$96.75	(2)	$93.26	$98.42	(5)
Natural gas per Mcf	$4.25	$4.01	6	$4.13	$3.75	10

Consolidated Results of Operations per BOE

Oil and natural gas sales	$93.46	$94.03	(1)	$91.46	$95.26	(4)
Interest income	0.34	0.18	89	0.31	0.35	(11)
	93.80	94.21	—	91.77	95.61	(4)

Operating expenses	17.60	20.24	(13)	17.66	19.15	(8)
DD&A expenses	29.12	25.12	16	29.35	29.98	(2)
G&A expenses	7.26	7.19	1	6.16	10.08	(39)
Foreign exchange loss (gain)	0.93	(0.73)	227	(2.49)	6.05	(141)
Other loss	—	—	—	0.72	—	—
	54.91	51.82	6	51.40	65.26	(21)

Income before income taxes	38.89	42.39	(8)	40.37	30.35	33
Income tax expense	(22.54)	(17.52)	29	(17.80)	(17.88)	—
Net income	$16.35	$24.87	(34)	$22.57	$12.47	81

(1) Production represents production volumes NAR adjusted for inventory changes.

Net income for the three and nine months ended September 30, 2013, was $33.1 million and $138.8 million, respectively, compared with $44.6 million and $57.4 million in the comparable periods in 2012. On a per share basis, net income decreased to $0.12 per share basic and diluted for the three months ended September 30, 2013, from $0.16 per share basic and diluted in the corresponding period in 2012. For the nine months ended September 30, 2013, net income increased to $0.49 per share basic and diluted from $0.20 per share basic and diluted in the corresponding period in 2012.

For the three months ended September 30, 2013, increased oil and natural gas sales were more than offset by increased DD&A, G&A and income tax expenses and foreign exchange losses. For the nine months ended September 30, 2013, increased oil and natural gas sales and foreign exchange gains and lower G&A expenses were partially offset by increased DD&A, operating and income tax expenses.

Oil and NGL production for the three months ended September 30, 2013, increased to 2.0 MMbbl compared with 1.7 MMbbl in 2012. The increase was primarily due to new wells and the reduced impact of pipeline disruptions in Colombia as well as higher production in Brazil, partially offset by reduced production in Argentina.

Oil and NGL production for the nine months ended September 30, 2013, increased to 6.0 MMbbl compared with 4.4 MMbbl in 2012. The increase was due to the reduced impact of pipeline disruptions in Colombia, a decrease in oil inventory in the Ecopetrol S.A. ("Ecopetrol")-operated Trans-Andean oil pipeline (the "OTA pipeline”) and associated Ecopetrol owned facilities in the Putumayo Basin, and production from new wells in Colombia. The net inventory reduction accounted for 0.1 MMbbl or 230 BOPD of the production increase. In the three and nine months ended September 30, 2013, the impact of OTA pipeline disruptions on production was mitigated by selling a portion of our oil through trucking and an alternative pipeline.

Average realized oil prices decreased by 2% to $95.28 per bbl for the three months ended September 30, 2013, from $96.75 per bbl in the comparable period in 2012 and decreased by 5% to $93.26 per bbl for the nine months ended September 30, 2013, from $98.42 per bbl in the comparable period in 2012. Average Brent oil prices for the three and nine months ended September 30, 2013, were $110.27 and $108.45 per bbl, respectively, compared with $109.61 and $112.20 per bbl in the corresponding periods in 2012. WTI oil prices for the three and nine months ended September 30, 2013, averaged $105.80 and $98.14 per bbl, respectively, compared with $92.27 and $96.21 per bbl in the corresponding periods in 2012. During the three and nine months ended September 30, 2013, 38% and 39% of our oil and gas volumes sold in Colombia, respectively, were to a customer which takes delivery at the Costayaco battery and transports the oil by truck over a 1,500 km route to the Port of Barranquilla. The sales price for this customer is based on average WTI prices plus a Vasconia differential and premium, less trucking costs. For sales to this customer, the trucking costs are recorded as a reduction of the realized price and not as operating costs.

Revenue and other income for the three months ended September 30, 2013, increased to $189.7 million from $168.9 million in the comparable period in 2012 as a result of increased production, partially offset by decreased realized prices. Revenue and other income for the nine months ended September 30, 2013, increased to $563.8 million from $440.0 million in the comparable period in 2012 due to the same factors.

Operating expenses decreased by 2% to $35.6 million and increased by 23% to $108.5 million for the three and nine months ended September 30, 2013, respectively, from the comparable periods in 2012. For the three months ended September 30, 2013, the decrease in operating expenses was primarily due to a decrease in the operating cost per BOE, partially offset by increased production. For the nine months ended September 30, 2013, a decrease in the operating cost per BOE was more than offset by increased production. On a per BOE basis, operating expenses decreased by 13% to $17.60 and 8% to $17.66 for the three and nine months ended September 30, 2013, respectively, from $20.24 and $19.15 in the comparable periods in 2012. Operating expenses per BOE decreased in 2013 primarily due to OTA transportation costs and other trucking costs not incurred for those volumes subject to alternative transportation arrangements, whereby trucking costs related to a 1,500 km route are paid by the purchaser and netted to arrive at our realized price.

DD&A expenses for the three months ended September 30, 2013, increased to $58.9 million from $45.0 million in the comparable period in 2012, due to increased production and an increased depletion rate. On a per BOE basis, the depletion rate increased by 16% to $29.12 from $25.12 due to increased costs in the depletable base only partially offset by increased reserves.

DD&A expenses for the nine months ended September 30, 2013, increased to $180.3 million from $138.0 million in the comparable period in 2012. The impact of increased production was partially offset by a reduction in ceiling test impairment losses. DD&A expenses for the nine months ended September 30, 2013, included a $2.0 million ceiling test impairment loss in our Brazil cost center. DD&A expenses for the nine months ended September 30, 2012, included a $20.2 million ceiling test impairment loss in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. On a per BOE basis, the depletion rate was consistent with the comparable period at $29.35. Reduced Brazil cost center impairment losses and increased reserves were offset by increased costs in the depletable base.

G&A expenses for the three months ended September 30, 2013, increased by 14% to $14.7 million from $12.9 million compared with the corresponding period in 2012. Increased employee related costs reflecting expanded operations and withholding tax on inter-company charges were partially offset by higher G&A allocations to operating expenses and capital projects within the business units. G&A expenses per BOE of $7.26 were consistent with the comparable period in 2012.

G&A expenses for the nine months ended September 30, 2013, decreased by 18% to $37.8 million from $46.4 million, compared with the corresponding period in 2012. Increased employee related costs reflecting expanded operations and withholding tax on inter-company charges were more than offset by higher G&A allocations to operating expenses and capital projects within the business units. G&A expenses per BOE of $6.16, were 39% lower compared with $10.08 in 2012 due to increased production and higher G&A allocations to operating expenses and capital projects within the business units.

For the three months ended September 30, 2013, the foreign exchange loss was $1.9 million and for the nine months ended September 30, 2013, the foreign exchange gain was $15.3 million. For the three months ended September 30, 2013, we had realized foreign exchange losses of $0.4 million and an unrealized non-cash foreign exchange loss of $1.5 million. For the nine months ended September 30, 2013, we had realized foreign exchange losses of $1.6 million and an unrealized non-cash foreign exchange gain of $16.9 million. The unrealized foreign exchange gain in the nine months ended September 30, 2013, was a result of a net monetary liability position in Colombia combined with the weakening of the Colombian Peso. This was partially offset by foreign exchange losses resulting from a net monetary asset position in Argentina and the weakening of the Argentina Peso.

For the three months ended September 30, 2012, there was a foreign exchange gain of $1.3 million, comprising a $2.1 million unrealized non-cash foreign exchange gain and realized foreign exchange losses of $0.8 million. For the nine months ended September 30, 2012, there was a foreign exchange loss of $27.9 million, comprising a $14.1 million unrealized non-cash foreign exchange loss and realized foreign exchange losses of $13.8 million. The unrealized non-cash foreign exchange loss was a result of a net monetary liability position in Colombia combined with the strengthening of the Colombian Peso. The realized foreign exchange loss primarily arose upon payment of the 2011 Colombian income tax liability during the second quarter of 2012.

Other loss of $4.4 million in the nine months ended September 30, 2013, relates to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment in the first quarter of 2013. We have filed an appeal against the judgment.

Income tax expense was $45.6 million and $109.4 million for the three and nine months ended September 30, 2013, respectively, compared with $31.4 million and $82.3 million in the comparable periods in 2012. The increase was primarily due to higher taxable income in Colombia and Brazil. In Brazil, a net payment of $54.0 million from a third party in connection with the termination of a farm-in agreement resulted in a current tax liability of approximately $10.4 million during the third quarter of 2013. The effective tax rate was 44% in the nine months ended September 30, 2013, compared with 59% in the comparable period in 2012. The change in the effective tax rate from the comparable period in 2012 was primarily due to a decrease in non-deductible foreign currency translation adjustments and other permanent differences, partially offset by an increase in the valuation allowance.

For the nine months ended September 30, 2013, the differential between the effective tax rate of 44% and the 35% U.S. statutory rate was primarily attributable to the increase in valuation allowance, a non-deductible third party royalty in Colombia and non-deductible foreign currency translation adjustments. The variance from the 35% U.S. statutory rate for 2012 was primarily attributable to the same factors as 2013.

2013 Work Program and Capital Expenditure Program

Our 2013 capital program has been revised to $420 million from $454 million. This includes: $218 million for Colombia; $89 million for Brazil; $25 million for Argentina; $87 million for Peru; and $1 million associated with corporate activities. The majority of the decrease in our capital spending is due to deferral of the following projects to 2014: facilities work on the Jilguero Block in Colombia; the Proa-3 well in Argentina; the long-term test on the Bretaña Norte 95-2-1XD exploration well on Block 95 and the seismic program on Block 107 in Peru; and facilities work on Block REC-T-155 in Brazil. These decreases in 2013 capital spending where partially offset by new appraisal wells planned for Colombia. The capital spending program allocates $239 million for drilling; $58 million for facilities, pipelines and other; $108 million for G&G expenditures; $14 million for acquisitions; and $1 million for corporate activities. Of the $239 million allocated to drilling, approximately $119 million is for exploration and the balance is for appraisal and development drilling.

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

Segmented Results – Colombia

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$164,241	$145,610	13	$488,577	$376,261	30
Interest income	111	171	(35)	415	598	(31)
	164,352	145,781	13	488,992	376,859	30

Operating expenses	23,463	27,005	(13)	75,764	61,200	24
DD&A expenses	46,821	35,255	33	141,141	90,625	56
G&A expenses	3,035	4,504	(33)	11,050	18,079	(39)
Foreign exchange loss (gain)	1,819	(898)	303	(18,716)	24,439	(177)
Other loss	—	—	—	4,400	—	—
	75,138	65,866	14	213,639	194,343	10

Income before income taxes	$89,214	$79,915	12	$275,353	$182,516	51

Production

Oil and NGL's, bbl	1,696,981	1,428,251	19	5,108,862	3,606,090	42
Natural gas, Mcf	39,648	76,770	(48)	50,116	144,930	(65)
Total production, BOE (1)	1,703,589	1,441,046	18	5,117,215	3,630,245	41

Average Prices

Oil and NGL's per bbl	$96.72	$101.81	(5)	$95.60	$104.23	(8)
Natural gas per Mcf	$2.88	$2.62	10	$3.78	$2.67	42

Segmented Results of Operations per BOE

Oil and natural gas sales	$96.41	$101.04	(5)	$95.48	$103.65	(8)
Interest income	0.07	0.12	(42)	0.08	0.16	(50)
	96.48	101.16	(5)	95.56	103.81	(8)

Operating expenses	13.77	18.74	(27)	14.81	16.86	(12)
DD&A expenses	27.48	24.46	12	27.58	24.96	10
G&A expenses	1.78	3.13	(43)	2.16	4.98	(57)
Foreign exchange loss (gain)	1.07	(0.62)	273	(3.66)	6.73	(154)
Other loss	—	—	—	0.86	—	—
	44.10	45.71	(4)	41.75	53.53	(22)

Income before income taxes	$52.38	$55.45	(6)	$53.81	$50.28	7

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three and nine months ended September 30, 2013, income before income taxes was $89.2 million and $275.4 million, respectively, compared with $79.9 million and $182.5 million in the comparable periods in 2012. For the three months ended September 30, 2013, the increase was due to higher oil and natural gas sales as a result of higher production and decreased operating and G&A expenses, partially offset by increased DD&A expenses and foreign exchange losses. For the nine months ended September 30, 2013, the increase was due to higher oil and natural gas sales as a result of higher production, lower G&A expenses and higher foreign exchange gains, partially offset by increased DD&A and operating expenses.

Oil and NGL production for the three months ended September 30, 2013, increased to 1.7 MMbbl compared with 1.4 MMbbl in the comparable period in 2012 due to the reduced impact of pipeline disruptions, increased production from new wells in the Costayaco and Moqueta fields in the Chaza Block and long-term test production from a new well on the Llanos-22 Block, partially offset by the end of the Melero field long-term test production. Production during the three months ended September 30, 2013, reflected approximately 35 days of oil delivery restrictions in Colombia compared with 36 days of oil delivery restrictions in the comparable period in 2012.

Oil and NGL production for the nine months ended September 30, 2013, increased to 5.1 MMbbl compared with 3.6 MMbbl in the comparable period in 2012 due to the reduced impact of pipeline disruptions, a decrease in oil inventory as previously discussed and increased production from new wells in the Costayaco and Moqueta fields in the Chaza Block. The net inventory reduction accounted for 0.1 MMbbl or 333 BOPD of the production increase. Production during the nine months ended September 30, 2013, reflected approximately 150 days of oil delivery restrictions in Colombia compared with 121 days of oil delivery restrictions in the comparable period in 2012. In 2013, the impact of OTA pipeline disruptions on production was mitigated by selling a portion of our oil through trucking and an alternative pipeline.

Revenue and other income for the three and nine months ended September 30, 2013, increased by 13% to $164.4 million and 30% to $489.0 million, respectively, from the comparable periods in 2012.

For the three and nine months ended September 30, 2013, the average realized price per bbl for oil decreased by 5% to $96.72 and by 8% to $95.60, respectively, compared with $101.81 and $104.23, in the corresponding periods in 2012. Average Brent oil prices for the three and nine months ended September 30, 2013, were $110.27 and $108.45 per bbl, respectively, compared with $109.61 and $112.20 per bbl in the corresponding periods in 2012.

During the three and nine months ended September 30, 2013, 38% and 39% of our oil and gas volumes sold, respectively, were to a customer to which oil is delivered at the Costayaco battery and the sales price is based on average WTI prices plus a Vasconia differential and premium, adjusted for trucking costs related to a 1,500 km route. The effect on the Colombian realized price for the three and nine months ended September 30, 2013, was a reduction of approximately $7.61 and $8.47 per BOE as compared with delivering all of our Colombian oil through the OTA pipeline.

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

Operating expenses decreased by 13% to $23.5 million for the three months ended September 30, 2013, and increased by 24% to $75.8 million for nine months ended September 30, 2013, from the comparable periods in 2012. On a per BOE basis, operating expenses decreased by 27% to $13.77 and 12% to $14.81 for the three and nine months ended September 30, 2013, respectively, from $18.74 and $16.86 in the comparable periods in 2012.

In the three months ended September 30, 2013, operating expenses per BOE decreased primarily due to lower transportation costs associated with OTA pipeline disruptions. Transportation costs were lower due to the absence of pipeline charges and trucking costs relating to volumes sold at the Costayaco battery. The trucking costs associated with the volumes sold at the Costayaco battery were a reduction to our realized price rather than recorded as transportation expenses. The estimated net effect of OTA pipeline disruptions on Colombian transportation costs for the three months ended September 30, 2013, was a saving of $2.02 per BOE.

In the nine months ended September 30, 2013, lower transportation costs associated with OTA pipeline disruptions, were partially offset by increased G&A allocations to operating costs and increased other fixed costs. The estimated net effect of OTA pipeline disruptions on Colombian transportation costs for the nine months ended September 30, 2013, was a saving of $1.36 per BOE.

DD&A expenses increased by 33% to $46.8 million and 56% to $141.1 million for the three and nine months ended September 30, 2013, respectively, from the comparable periods in 2012. The increase was due to increased production and an increase in the per BOE depletion rate. On a per BOE basis, DD&A expenses increased by 12% to $27.48 and 10% to $27.58 for the three and nine months ended September 30, 2013, respectively. The increase was primarily due to increased costs in the depletable base, partially offset by an increase in reserves.

G&A expenses decreased by 33% to $3.0 million ($1.78 per BOE) from $4.5 million ($3.13 per BOE) and by 39% to $11.1 million ($2.16 per BOE) from $18.1 million ($4.98 per BOE) for the three and nine months ended September 30, 2013, respectively, from the comparable periods in 2012. The decrease was due to increased G&A allocations to operating costs and capital projects, partially offset by increased salaries expense due to increased headcount from expanded operations. Additionally, bank fees were lower in the nine months ended September 30, 2013, compared with the comparable period in 2012 due to lower tax installment payments resulting from a corporate reorganization in Colombia in the fourth quarter of 2012.

For the three months ended September 30, 2013, the foreign exchange loss was $1.8 million, which included a $1.5 million unrealized non-cash foreign exchange loss. In the three months ended September 30, 2012, we had a foreign exchange gain of $0.9 million, which included a $2.2 million unrealized non-cash foreign exchange gain and a realized non-cash foreign exchange loss of $1.3 million. The Colombian Peso strengthened by 1% and weakened by 1% against the U.S. dollar in the three months ended September 30, 2013 and 2012, respectively. Under GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation is the main source of the unrealized foreign exchange losses or gains.

For the nine months ended September 30, 2013, the foreign exchange gain was $18.7 million, which included a $16.9 million unrealized non-cash foreign exchange gain. In the nine months ended September 30, 2012, we incurred a foreign exchange loss of $24.4 million, of which $14.0 million was an unrealized non-cash foreign exchange loss. The realized foreign exchange loss in 2012 primarily arose upon payment of 2011 taxes. The Colombian Peso weakened by 8% and strengthened by 7% against the U.S. dollar in the nine months ended September 30, 2013 and 2012, respectively.

Other loss of $4.4 million in the nine months ended September 30, 2013, relates to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment within the quarter. We have filed an appeal against the judgment.

Capital Program - Colombia

Capital expenditures in our Colombian segment during the three months ended September 30, 2013, were $39.6 million bringing total capital expenditures, for the nine months ended September 30, 2013, to $120.3 million. During the second quarter of 2013, we also received proceeds of $1.5 million from the sale of our 15% working interest in the Mecaya Block in Colombia.

The following table provides a breakdown of capital expenditures in 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of U.S. Dollars)	2013	2012	2013	2012
Drilling and completions	$22.9	$23.1	$62.6	$63.5
G&G	8.6	3.3	25.2	9.5
Facilities and equipment	6.5	7.0	23.2	17.6
Other	1.6	2.5	9.3	7.9
	$39.6	$35.9	$120.3	$98.5

The significant elements of our third quarter 2013 capital program in Colombia were:

•
On the Chaza Block (100% working interest ("WI"), operated), we drilled and completed the Moqueta-11 development well in the Moqueta field as an oil producer and commenced drilling the Moqueta-12 development well.

•	Together with our partner, we continued drilling the Mayalito-1 exploration well on the Llanos-22 Block (45% WI, non-operated).

•	We continued civil construction for one gross exploration well, Miraflor Oeste, on the Guayuyaco Block (70% WI, operated).

•	We started 2-D seismic on the Cauca-7 Block (100% WI, operated) and continued 3-D seismic on the Putumayo-1 Block (55% WI, operated).

•	We also continued facilities work at the Costayaco and Moqueta fields on the Chaza Block.
Outlook - Colombia

The 2013 capital program in Colombia is $218 million with $113 million allocated to drilling, $43 million to facilities and pipelines and $62 million for G&G expenditures.

Our planned work program for the remainder of 2013 in Colombia includes drilling the Mayalito-1 exploration well on the Llanos-22 Block and the Miraflor Oeste exploration well on the Guayuyaco Block. Additionally, we plan to start civil construction for an additional exploration well on the Guayuyaco Block. We also plan to complete the Moqueta-12 development well, drill two appraisal wells, Corunta-1 and Zapotero-1, adjacent to the Moqueta field, and convert an existing well on the Garibay Block to a water injector well.

We also plan to acquire 2-D seismic on the Cauca-6 (100% WI, operated), Cauca-7 and Piedemonte Sur (100% WI, operated) Blocks and 3-D seismic on the Putumayo-1 Block. Facilities work is also planned for the Chaza, Garibay and the Llanos-22 Blocks.

Segmented Results – Argentina

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$18,149	$22,332	(19)	$54,620	$59,183	(8)
Interest income	164	10	—	710	96	640
	18,313	22,342	(18)	55,330	59,279	(7)

Operating expenses	10,518	8,197	28	27,422	24,490	12
DD&A expenses	7,606	9,165	(17)	22,986	23,080	—
G&A expenses	2,899	2,258	28	7,891	7,268	9
Foreign exchange loss	1,454	945	54	3,214	1,873	72
	22,477	20,565	9	61,513	56,711	8

(Loss) income before income taxes	$(4,164)	$1,777	(334)	$(6,183)	$2,568	(341)

Production

Oil and NGL's, bbl	202,960	290,414	(30)	673,919	773,252	(13)
Natural gas, Mcf	278,186	325,013	(14)	918,402	1,003,510	(8)
Total production, BOE (1)	249,324	344,583	(28)	826,986	940,504	(12)

Average Prices

Oil and NGL's per bbl	$83.09	$72.05	15	$75.20	$71.48	5
Natural gas per Mcf	$4.62	$4.34	6	$4.29	$3.90	10

Segmented Results of Operations per BOE

Oil and natural gas sales	$72.79	$64.81	12	$66.05	$62.93	5
Interest income	0.66	0.03	—	0.86	0.10	760
	73.45	64.84	13	66.91	63.03	6

Operating expenses	42.19	23.79	77	33.16	26.04	27
DD&A expenses	30.51	26.60	15	27.79	24.54	13
G&A expenses	11.63	6.55	78	9.54	7.73	23
Foreign exchange loss	5.83	2.74	113	3.89	1.99	95
	90.16	59.68	51	74.38	60.30	23

(Loss) income before income taxes	$(16.71)	$5.16	(424)	$(7.47)	$2.73	(374)

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three and nine months ended September 30, 2013, loss before income taxes in Argentina was $4.2 million and $6.2 million, respectively, compared with income before taxes of $1.8 million and $2.6 million in the comparable periods in 2012. In the three months ended September 30, 2013, decreased oil and natural gas sales and increased operating and G&A expenses and foreign exchange losses were partially offset by decreased DD&A expenses. In the nine months ended September 30, 2013,

DD&A expenses were comparable to the prior year, but oil and natural gas sales decreased and operating and G&A expenses and foreign exchange losses increased.

Total oil and gas production from the Argentina segment decreased by 28% to 0.2 MMBOE for the three months ended September 30, 2013, and by 12% to 0.8 MMBOE for the nine months ended September 30, 2013, compared with the corresponding periods in 2012.

Oil and NGL production decreased by 30% to 0.2 MMbbl for the three months ended September 30, 2013 and decreased by 13% to 0.7 MMbbl for the nine months ended September 30, 2013, compared with the comparable periods in 2012. The decreases were primarily due to the following: reduced production from the Puesto Morales Block due to expected production declines, well downtime for workovers, and delays in the completion of the waterflood implementation due to ongoing analysis of a pilot project; reduced production from the Surubi Block due to stabilization of Proa-2 production, which came on-stream in April 2012, and well downtime for workovers; and reduced production from the El Chivil Block due to well downtime for workovers.

Revenue and other income decreased by 18% to $18.3 million and by 7% to $55.3 million for the three and nine months ended September 30, 2013, respectively. During the three months ended September 30, 2013, we recognized $2.2 million, or $10.80 per bbl, upon the sale of some of our Petroleum Plus program credits. These credits are granted by the Argentina government to companies for new production of oil or natural gas, either from new discoveries, enhanced recovery techniques or reactivation of older fields. We have an additional $3.3 million of Petroleum Plus program credits which we expect to monetize. Future sales of these credits will be recognized when realized, as a contingent gain.

In 2013, production decreases were partially offset by increased oil and natural gas prices. For the three and nine months ended September 30, 2013, the average realized price per bbl for oil increased by 15% to $83.09 and by 5% to $75.20, respectively, compared with $72.05 and $71.48, in the corresponding periods in 2012. As noted above, the impact of the sale of some of our Petroleum Plus program credits in the three months ended September 30, 2013, was $10.80 per bbl (nine months ended September 30, 2013 - $3.25). The prices we receive in Argentina are influenced by the Argentina regulatory regime. Currently, most oil and gas producers in Argentina are operating without sales contracts for periods longer than several months. We are continuing deliveries to refineries and are negotiating a price for those deliveries on a regular and short-term basis.

Operating expenses increased by 28% to $10.5 million and increased by 12% to $27.4 million for the three and nine months ended September 30, 2013, respectively, from the comparable periods in 2012. On a per BOE basis, operating expenses increased by 77% to $42.19 and by 27% to $33.16 for the three and nine months ended September 30, 2013, respectively, from $23.79 and $26.04 in the comparable periods in 2012. The increase in operating costs on a per BOE basis was primarily due to workover expenses being $9.15 and $2.60 per BOE higher for the three and nine months ended September 30, 2013, respectively, increased security and road maintenance expenses on the Puesto Morales and Surubi Blocks and reduced production volumes, partially offset by reduced transportation costs. In the three and nine months ended September 30, 2013, workovers were performed on the Puesto Morales, Surubi and El Chivil Blocks, whereas in the three and nine months ended September 30, 2012, workovers were performed on the Puesto Morales and Palmar Largo Blocks.

DD&A expenses decreased by 17% to $7.6 million for the three months ended September 30, 2013, compared with $9.2 million in the comparable period in 2012. DD&A expenses for the nine months ended September 30, 2013, were comparable with the corresponding period in 2012. On a per BOE basis, DD&A expenses increased by 15% to $30.51 and by 13% to $27.79 for the three and nine months ended September 30, 2013, respectively, from the comparable periods in 2012. The increases were due to increased costs in the depletable base, partially offset by increased reserves.

G&A expenses were $2.9 million ($11.63 per BOE) in the three months ended September 30, 2013, compared with $2.3 million ($6.55 per BOE) in the comparable period in 2012. The increase was primarily due to lower G&A allocations due to reduced capital activity. For the nine months ended September 30, 2013, G&A expenses were $7.9 million ($9.54 per BOE) compared with $7.3 million ($7.73 per BOE) in the comparable period in 2012 due to higher compensation costs and lower G&A allocations.

For the three and nine months ended September 30, 2013, foreign exchange losses were $1.5 million and $3.2 million, respectively, compared with $0.9 million and $1.9 million in the comparable periods in 2012. The losses primarily related to realized foreign exchange losses on monetary assets in Argentina during the period. The Argentina Peso weakened by 8% and 4% against the U.S. dollar in the three months ended September 30, 2013 and 2012, respectively and by 18% and 9% against the U.S. dollar in the nine months ended September 30, 2013 and 2012, respectively. The net monetary asset balance exposed to foreign exchange losses was higher in 2013 as compared with 2012 as a result of lower capital expenditures.

Capital Program - Argentina

Capital expenditures in the three months ended September 30, 2013, included drilling of $6.4 million, G&G expenditures of $0.7 million, facilities of $0.5 million and other expenditures of $0.5 million, resulting in capital expenditures of $8.1 million and bringing total net capital expenditures, net of proceeds received for oil and gas properties, for the nine months ended September 30, 2013, to $12.4 million.

In Argentina, during the third quarter of 2013, we commenced drilling a horizontal multi-stage fracture stimulated well into the Loma Montosa formation on the Puesto Morales Block to further evaluate this new play. Work on this well is currently suspended due to landowner blockades that prevent safe operations. We also completed workovers on wells on this block.

Outlook – Argentina

The 2013 capital program in Argentina is $25 million with $16 million allocated to drilling, $4 million to facilities and pipelines, and $5 million to G&G expenditures.

Our planned work program for the remainder of 2013 in Argentina includes workovers on existing wells and facilities work on the El Chivil Block.

Segmented Results – Peru

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Interest income	$—	$—	—	$27	$15	80

Operating expenses	—	—	—	—	$161	(100)
DD&A expenses	73	68	7	272	1,174	(77)
G&A expenses	1,234	1,034	19	3,621	3,116	16
Foreign exchange loss (gain)	97	(255)	138	1,118	(289)	487
	1,404	847	66	5,011	4,162	20

Loss before income taxes	$(1,404)	$(847)	66	$(4,984)	$(4,147)	20

For the three and nine months ended September 30, 2013, loss before income taxes in Peru was $1.4 million and $5.0 million, respectively, compared with $0.8 million and $4.1 million in the comparable periods in 2012.The increase was primarily due to increased foreign exchange losses.

Capital Program – Peru

Capital expenditures in the three months ended September 30, 2013, were $11.1 million bringing total capital expenditures for the nine months ended September 30, 2013, to $59.9 million. Capital expenditures in three months ended September 30, 2013 included drilling and G&G expenditures of $7.5 million, facilities expenditures of $1.4 million and other expenditures of $2.2 million.

The significant elements of our third quarter 2013 capital program in Peru were:

•
On Block 95 (100% WI, operated), we completed a preliminary Front End Engineering Design ("FEED") study for the Bretaña field development and initiated a 2-D seismic program to provide a more detailed map of the Bretaña structure, along with maturing separate independent exploration leads on Block 95.

•	On Block 107 (100% WI, operated), we continued work to obtain the necessary environmental and social permits for future seismic programs.

Outlook - Peru

The 2013 capital program in Peru is $87 million with $43 million allocated to drilling, $4 million for facilities and $40 million for G&G expenditures.

Our planned work program for the remainder of 2013 includes infill seismic on the Bretaña Norte field and other identified leads on Block 95, further FEED planning for the Bretaña Norte field development and continued work to obtain the necessary environmental and social permits for future drilling activities and seismic programs on this block.

Additionally, we plan to continue Environmental Impact Assessments on Block 107, Block 133, Block 123 and Block 129.

Segmented Results - Brazil

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$6,584	$674	877	$18,738	$2,962	533
Interest income	281	40	603	292	607	(52)
	6,865	714	861	19,030	3,569	433

Operating expenses	1,607	1,093	47	5,319	2,264	135
DD&A expenses	4,129	305	—	15,143	22,379	(32)
G&A expenses	2,851	355	703	3,594	1,492	141
Foreign exchange (gain) loss	(1,385)	131	—	(1,363)	1,901	(172)
	7,202	1,884	282	22,693	28,036	(19)

Loss before income taxes	$(337)	$(1,170)	(71)	$(3,663)	$(24,467)	(85)

Production (1)

Oil and NGL's, bbl	69,136	7,559	815	199,929	31,575	533

Average Prices

Oil and NGL's per bbl	$95.23	$89.17	7	$93.72	$93.81	—

Segmented Results of Operations per bbl

Oil and natural gas sales	$95.23	$89.17	7	$93.72	$93.81	—
Interest income	4.06	5.29	(23)	1.46	19.22	(92)
	99.29	94.46	5	95.18	113.03	(16)

Operating expenses	23.24	144.60	(84)	26.60	71.70	(63)
DD&A expenses	59.72	40.35	48	75.74	708.76	(89)
G&A expenses	41.24	46.96	(12)	17.98	47.25	(62)
Foreign exchange (gain) loss	(20.03)	17.33	(216)	(6.82)	60.21	(111)
	104.17	249.24	(58)	113.50	887.92	(87)

Loss before income taxes	$(4.88)	$(154.78)	(97)	$(18.32)	$(774.89)	(98)

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three months ended September 30, 2013, loss before income taxes was $0.3 million compared with loss before income taxes of $1.2 million in the comparable period in 2012. In the three months ended September 30, 2013, increased oil and natural gas sales and foreign exchange gains were partially offset by increased operating, DD&A and G&A expenses and a non-recoverable withholding tax payable on inter-company charges. For the nine months ended September 30, 2013, loss before income taxes was $3.7 million compared with $24.5 million in the comparable period in 2012. In the second quarter of 2013, we recorded a ceiling test impairment loss of $2.0 million relating to lower realized prices and an increase in estimate of operating costs. Loss before taxes in the first quarter of 2012 included a ceiling test impairment loss of $20.2 million relating to seismic and drilling costs on Block BM-CAL-10.

Oil and NGL production in Brazil is from the Tiê field in Block 155 in the onshore Recôncavo Basin. At September 30, 2013, we had three producing wells in this field compared with one producing well in the comparable periods in 2012. During 2012, production was shut in between the expiry of the long-term test phase on July 31, 2012, and the declaration of commerciality for the Tiê field. Production recommenced on September 21, 2012, after the receipt of regulatory approval. This resulted in lower oil and natural gas sales in the third quarter of 2012 compared with the third quarter of 2013. We also increased our working interest in Block 155 from 70% to 100% in October 2012. Our production in Brazil is currently limited due to gas flaring restrictions, but we are continuing to evaluate options to mitigate the effect of these restrictions. Subsequent to the quarter end, our production in Brazil was shut in for three weeks in October 2013 as a result of a strike by employees of Petróleo Brasileiro S.A. which affected the crude oil receiving terminal we use in the Recôncavo Basin. This will affect our fourth quarter 2013 production in Brazil.

Revenue and other income increased to $6.9 million and $19.0 million, respectively, for the three and nine months ended September 30, 2013, compared with $0.7 million and $3.6 million in the comparable periods in 2012, primarily due to increased oil production volumes. Additionally, for the three months ended September 30, 2013, the average realized price per bbl for oil increased by 7% to $95.23. The price we receive in Brazil is at a discount to Brent due to refining and quality discounts.

Operating expenses increased to $1.6 million and $5.3 million, respectively, for the three and nine months ended September 30, 2013, compared with $1.1 million and $2.3 million in the comparable periods in 2012, due to higher production volumes. On a per bbl basis, operating expenses decreased to $23.24 for the three months ended September 30, 2013, from $144.60 per bbl and decreased to $26.60 for the nine months ended September 30, 2013, from $71.70, in the corresponding periods in 2012. Operating expenses per bbl decreased due to increased production, partially offset by increased costs for water disposal and slickline services.

DD&A expenses were $4.1 million ($59.72 per bbl) and $15.1 million ($75.74 per bbl) in the three and nine months ended September 30, 2013, respectively, compared with $0.3 million ($40.35 per bbl) and $22.4 million ($708.76 per bbl) in the comparable periods in 2012. The increase in DD&A expenses per bbl in the three months ended September 30, 2013 compared with 2012 was due to increased costs in the depletable base, primarily related to the acquisition of the remaining 30% WI in four blocks in the Recôncavo Basin in October 2012. In the second quarter of 2013, we recorded a ceiling test impairment loss of $2.0 million as discussed earlier. DD&A expenses in the nine months ended September 30, 2012, included a ceiling test impairment loss of $20.2 million relating to seismic and drilling costs on Block BM-CAL-10, as discussed earlier.

G&A expenses were $2.9 million ($41.24 per bbl) and $3.6 million ($17.98 per bbl) in the three and nine months ended September 30, 2013, respectively, compared with $0.4 million ($46.96 per bbl) and $1.5 million ($47.25 per bbl) in the comparable periods in 2012. The increase in G&A expenses was due to non-recoverable withholding tax payable on inter-company charges.

Capital Program – Brazil

During the third quarter of 2013, we received a net payment of $54.0 million (before income taxes) from a third party in connection with termination of a farm-in agreement in the Recôncavo Basin relating to Block REC-T-129, Block REC-T-142, Block REC-T-155 and Block REC-T-224. We retain a 100% WI in these blocks.

We successfully bid on three blocks in the 2013 Brazil Bid Round administered by Brazil's Agência Nacional de Petróleo, Gás Natural e Biocombustíveis ("ANP") and, in the third quarter of 2013, paid a signature bonus of $14.4 million upon finalization of the concession agreements. The three blocks, Block REC-T-86, Block REC-T-117 and Block REC-T-118, are located north of our core existing areas in the Recôncavo Basin onshore Brazil and we hold a 100% operated WI in these blocks.

Capital expenditures in our Brazilian segment in the three months ended September 30, 2013, included drilling of $14.7 million, facilities of $0.4 million, G&G expenditures of $14.5 million and $1.9 million of other expenditures, resulting in capital expenditures recovery, net of the termination payment received, of $22.5 million, bringing net capital expenditures for the nine months ended September 30, 2013, to $12.0 million.

The significant elements of our third quarter 2013 capital program in Brazil were:

•
On Block REC-T-155 (100% WI, operated), we drilled an exploration well, 1-GTE-8DP-BA. We met our primary objective which was to cut and retrieve core from the target interval. In the end, 144 feet of core was successfully retrieved which will be utilized for detailed special core analysis studies to gain critical information regarding the oil shale play. This wellbore is currently suspended awaiting fracture stimulation. We also drilled a horizontal sidetrack oil exploration well, 1-GTE-7HPC-BA, from the 1-GTE-7-BA wellbore. This well reached total depth during the third quarter of 2013, however, the wellbore is currently suspended awaiting fracture stimulation.

•	On Block REC-T-129 (100% WI, operated), we continued work in preparation for re-entry and isolating the final two fracture stages at the horizontal sidetrack oil exploration well, 1-GTE-6HP-BA.
Outlook – Brazil

The 2013 capital program in Brazil is $89 million with $67 million allocated to drilling, $7 million to facilities and pipelines, $14 million for acquisitions and $1 million for G&G and other expenditures.

Our planned work program for the remainder of 2013 in Brazil includes fracture stimulations on the 1-GTE-7HPC-BA horizontal sidetrack oil exploration well and the the 1-GTE-8DP-BA oil exploration well on Block REC-T-155 and additional completion work on the 1-GTE-6-BA well on Block REC-T-129 and the 3-GTE-3-BA and 3-GTE-4-BA producing wells in the Tiê field. We also plan to perform facilities and pipeline work on Block REC-T-155.

Results - Corporate Activities

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
(Thousands of U.S. Dollars)
Interest income	$128	$96	33	$460	$312	47

DD&A expenses	246	251	(2)	767	724	6
G&A expenses	4,651	4,745	(2)	11,682	16,439	(29)
Foreign exchange (gain) loss	(102)	(1,238)	(92)	420	(57)	(837)
	4,795	3,758	28	12,869	17,106	(25)

Loss before income taxes	$(4,667)	$(3,662)	27	$(12,409)	$(16,794)	(26)

G&A expenses in the three and nine months ended September 30, 2013, were $4.7 million and $11.7 million, respectively, compared with $4.7 million and $16.4 million in the comparable periods in 2012. G&A expenses for the three months ended September 30, 2013, were consistent with the comparable period in 2012. For the nine months ended September 30, 2013, the decrease in G&A expenses was primarily due to an increase in costs recovered from business units, lower stock-based compensation expense and compensation for damages. During the nine months ended September 30, 2013, we received $1.0 million from the U.S. Federal Government for assets recovered from our former U.S. securities counsel as compensation for damages suffered in 2006. This amount was recorded as a reduction of G&A expenses in the period. Stock-based compensation expense decreased due to less residual amortization of prior year higher value stock-based payment awards in the 2013 and lower amortization of current year awards due to a later grant date than in 2012.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $353.1 million compared with $212.6 million at December 31, 2012.

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

At September 30, 2013, 94% of our cash and cash equivalents was generally not available to fund domestic or head office operations unless funds are repatriated, because it was held by subsidiaries and partnerships outside of Canada and the United States. During the three months ended June 30, 2013, we repatriated $11.1 million to a Canadian subsidiary from one of our Argentina subsidiaries through loan repayments, authorized by the Argentina Central Bank. These were repayments of loan principal and as such had no withholding tax applied. At this time, we do not intend to repatriate further funds, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

The Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Argentina Central Bank may require prior authorization and may or may not grant such authorization for our Argentina subsidiaries to make dividends or loan payments to us. At September 30, 2013, $20.3 million, or 6%, of our cash and cash equivalents was deposited with banks in Argentina, after the above noted repatriation of $11.1 million during the second quarter of 2013. We expect to use these funds for the Argentina work program and operations in 2013.

At September 30, 2013, one of our subsidiaries had a credit facility with a syndicate of banks, led by Wells Fargo Bank National Association as administrative agent. This reserve-based facility has current borrowing base of $150 million and a maximum borrowing base up to $300 million and is supported by the present value of the petroleum reserves of two of our subsidiaries with operating branches in Colombia and our subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus a margin ranging between 2.25% and 3.25% per annum depending on the rate of borrowing base utilization. In addition, a stand-by fee of 0.875% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The credit facility was entered into on August 30, 2013 and became effective on October 31, 2013 for a three-year term. Subsequent to the effective date, we have not drawn down any amounts under the new credit facility. Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. Under the terms of the credit facility, we cannot pay any dividends to our shareholders if we are in default under the facility and, if we are not in default, we are required to obtain bank approval for any dividend payments exceeding $2 million in any fiscal year.

Cash Flows

During the nine months ended September 30, 2013, our cash and cash equivalents increased by $140.4 million as a result of cash provided by operating activities of $349.1 million and cash provided by financing activities of $3.5 million, partially offset by cash used in investing activities of $212.1 million. During the nine months ended September 30, 2012, our cash and cash equivalents decreased by $224.1 million as a result of cash provided by operating activities of $15.9 million and cash provided by financing activities of $3.8 million, partially offset by cash used in investing activities of $243.8 million.

Cash provided by operating activities in the nine months ended September 30, 2013, was primarily affected by increased oil and natural gas sales, decreased G&A expenses, lower realized foreign exchange losses and a $64.4 million decrease in assets and liabilities from operating activities. These increases were partially offset by increased operating and income tax expenses. The main changes in assets and liabilities from operating activities were as follows: accounts receivable and other long-term assets increased by $26.3 million primarily due to higher production in Colombia, partially offset by the impact of a reduction in the number of days of sales outstanding in Argentina; inventory decreased by $12.4 million primarily due to the reduced oil inventory in the OTA pipeline and associated Ecopetrol owned facilities in the Putumayo Basin, and reduced oil inventory related to the timing of recognition of oil sales to a short-term customer in Colombia; accounts payable and accrued liabilities decreased by $7.6 million due to the timing of payments for drilling activity; and net taxes receivable decreased by $87.2 million resulting in net taxes payable due to the reimbursement of a value added tax receivable and increased taxable income in Colombia.

Cash provided by operating activities in the nine months ended September 30, 2012, was affected by increased operating expenses and realized foreign exchange losses and a $190.6 million increase in assets and liabilities from operating activities. The main changes in assets and liabilities from operating activities were as follows: accounts receivable increased by $96.7 million due to increased oil and gas sales and the timing of collection of receivables; inventory increased by $9.8 million due to a change in sales point under a new sales agreement in Colombia; accounts payable and accrued liabilities decreased by $26.0 million; and taxes payable decreased by $59.3 million due to tax payments in Colombia. The decrease in accounts payable and accrued liabilities was primarily the result of a reduction in royalties payable due to the timing of royalty payments and a reduction in value added tax payable.

Cash outflows from investing activities in the nine months ended September 30, 2013, included capital expenditures of $267.6 million (including changes in non-cash working capital related to investing activities) and an increase in restricted cash of $4.1 million and were partially offset by proceeds from oil and gas properties of $59.6 million. Cash outflows from investing activities in the nine months ended September 30, 2012, included capital expenditures of $222.1 million (including changes in non-cash working capital related to investing activities) and an increase in restricted cash of $21.7 million.

Cash provided by financing activities in the nine months ended September 30, 2013 and 2012, related to proceeds from issuance of shares of Common Stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As at September 30, 2013, we had no off-balance sheet arrangements.

Related Party Transactions

On August 7, 2012, we entered into a contract related to the Brazil drilling program with a company for which one of our directors is a shareholder (less than 10% shareholding) and was a director. During the nine months ended September 30, 2013, $11.8 million was incurred and capitalized under this contract and at September 30, 2013, $2.3 million (December 31, 2012 -$1.1 million) was included in accounts payable relating to this contract.

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

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $95,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar. For the nine months ended September 30, 2013, our realized foreign exchange loss was $1.6 million (nine months ended September 30, 2012 - $13.8 million). In 2013, the realized foreign exchange loss primarily related to foreign exchange losses on the net monetary assets in Argentina during the period. The Argentina Peso weakened by 18% and 9% against the U.S. dollar in the nine months ended September 30, 2013, and 2012, respectively. In 2012, the realized foreign exchange loss primarily arose upon payment of the 2011 Colombian income tax liability during the second quarter of 2012.

We consider our exposure to interest rate risk to be immaterial. Our interest rate exposures primarily relate to our investment portfolio. Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality bank issues at overnight rates, or U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. A 10% relative change in interest rates would not have a material effect on the value of our investment portfolio. We do not hold any of these investments for trading purposes. We do not hold equity investments, and we have no debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of September 30, 2013, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

Gran Tierra’s production from the Costayaco field is subject to an additional royalty that applies when cumulative gross production from a commercial field is greater than five MMbbl. This additional royalty is calculated on the difference between a trigger price defined by the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) and the sales price. The ANH has requested that the additional compensation be paid with respect to production from wells relating to the Moqueta discovery and has initiated a noncompliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, Gran Tierra views the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process and filed an arbitration claim. As at September 30, 2013, total cumulative production from the Moqueta field was 1.9 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $31.7 million. At this time, no amount has been accrued in the financial statements nor deducted from our reserves for the disputed royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra Energy Colombia, Ltd are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the additional royalty. Discussions with the ANH are ongoing. As at September 30, 2013, the estimated compensation which would be payable if the ANH’s interpretation is successful is $23.4 million. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

We have several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We record costs as they are incurred or become probable and determinable.

Item 1A. Risk Factors

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013, are set forth below and are unchanged substantively at September 30, 2013, other than those designated by an asterisk “*”.

Risks Related to Our Business

*Guerrilla Activity in Colombia Has Disrupted and Delayed, and Could Continue to Disrupt or Delay, Our Operations and We Are Concerned About Safeguarding Our Operations and Personnel in Colombia.

During 2012 and extending into the first ten months of 2013, guerrilla activity in Colombia increased significantly. This increased activity creates a greater risk for our operations and our employees and our mitigation activities may not be adequate to alleviate the risks arising from such guerrilla activity.

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

We operate principally in the Putumayo Basin in Colombia, and have properties in other basins, including the Catatumbo, Cauca, Llanos, Sinu-San Jacinto, Middle Magdalena and Lower Magdalena Basins. The Putumayo and Catatumbo regions have been the breeding place of guerrilla activity. Pipelines have been primary targets because such pipelines cannot be adequately secured due to the sheer length of such pipelines and the remoteness of the areas in which the pipelines are laid. The Ecopetrol-operated OTA pipeline which transports oil from the Putumayo region and upon which we materially rely has been targeted by these guerrilla groups. Starting in 2008, the OTA pipeline experienced outages of various lengths. In 2012, the OTA pipeline was shutdown for over 162 days and the shutdown had a material adverse effect on our deliveries to Ecopetrol and our financial performance for 2012. Recently we have experienced outages from October 2012 through November 2013. In the nine months ended September 30, 2013, the OTA pipeline was shutdown for approximately 150 days. We have employed mitigation strategies as discussed in the risk "We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses" later in this section. Such disruptions may continue indefinitely and could harm our business.

In the first nine months of 2013, we experienced damage to two of our facilities in the amount of approximately $0.8 million. Production of about 330 BOPD was shut in for 39 days. No long-term environmental damage or injury to personnel occurred in either incident. Also during this time period, four workers employed by companies providing services to Gran Tierra in the Putumayo Basin were abducted, possibly by guerrillas. All were returned safely within two days. No Gran Tierra employees were involved. Continuing attempts by the Colombian government to reduce or prevent guerrilla activity may not be successful and guerrilla activity may continue to disrupt our operations in the future. Our efforts to increase security measures may not be successful and there can also be no assurance that we can maintain the safety of our or our contractors' field personnel and Bogota head office personnel or operations in Colombia or that this violence will not continue to adversely affect our operations in the future and cause significant loss.

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

Problems with these pipelines can cause interruptions to our producing activities if they are for a long enough duration that our storage facilities become full. For example, we experienced disruptions in transportation on this pipeline in March and April of 2008, June, July and August of 2009, June, August, and September 2010, February 2011, February to August of 2012 and October 2012 to November 2013 as a result of sabotage by guerrillas. In addition, there is competition for space in these pipelines, and additional discoveries in our area of operations by other companies could decrease the pipeline capacity available to us. Trucking is an alternative to transportation by pipeline; however, it is generally more expensive and carries higher safety risks for us, our employees and the public.

Recent alternative transportation arrangements in Colombia allowed us to deliver our full production until September 2013; however, these deliveries result in reduced realized prices compared to the Ecopetrol operated OTA pipeline deliveries and are not necessarily sustainable. When disruptions are of a long enough duration, our sales volumes may be lower than normal, which will cause our cash flow to be lower than normal, and if our storage facilities become full, we can be forced to reduce production.

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

*Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results.

Oil sales in Colombia are mainly to Ecopetrol and, in the first, second and third quarters of 2013, to another customer. While oil prices in Colombia are related to international market prices, lack of competition and reliance on a limited number of customers for sales of oil may diminish prices and depress our financial results.

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

We operate our business in Colombia, Argentina, Peru, and Brazil, and may eventually expand to other countries. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. For example, starting on November 21, 2008, we were forced to reduce production in Colombia on a gradual basis, culminating on December 11, 2008, when we suspended all production from the Santana, Guayuyaco and Chaza blocks in the Putumayo Basin. This temporary suspension of production operations was the result of a declaration of a state of emergency and force majeure by Ecopetrol due to a general strike in the region. In January 2009, the situation was resolved and we were able to resume production and sales shipments. Starting in 2010, there was an increased presence of illegitimate unionization activities in the Putumayo Basin by the Sindicato de Trabajadores Petroleros del Putumayo, which disrupted our operations from time to time and may do so in the future. During 2011 and 2012, Argentina has experienced increased union activity and this may create disruptions in our Argentina operations in the future. During 2012 and 2013, we have also experienced related issues with landowners blocking access to our fields in Argentina. Our production in Brazil was shut in for three weeks in October 2013 as a result of a strike by employees of Petrobras which affected the crude oil receiving terminal we use in the Recôncavo Basin. We do not know how long such labor action will last, and if it lasts a significant amount of time, it may effect our ability to meet our production targets. South America has a history of political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including the imposition of additional taxes. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. Any changes in oil and gas or investment regulations and policies or a shift in political attitudes in Argentina, Colombia, Peru or Brazil or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit.

At September 30, 2013, 94% of our cash and cash equivalents was generally not available to fund domestic or head office operations unless funds are repatriated, because it was held by subsidiaries and partnerships outside of Canada and the United States. At this time, we do not intend to repatriate further funds, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings.

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

Our capital program for 2013 calls for approximately $420 million to fund our exploration and development, which we intend to fund through existing cash on hand and cash flows from operations at current production and commodity price levels. Funding this program relies in part on oil prices remaining high and other factors to generate sufficient cash flow. If we are not able to generate the sales which, together with our current cash resources, are sufficient to fund our capital program, we will not be able to efficiently execute our business plan which would cause us to decrease our exploration and development, which could harm our business outlook, investor confidence and our share price.

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

The ANH has requested that the additional compensation be paid with respect to production from the recently drilled wells relating to the Moqueta discovery and has initiated a noncompliance procedure under the Chaza Contract. The Moqueta discovery is not located in the Costayaco Exploitation Area. Further, we view the Costayaco field and the Moqueta discovery as two clearly separate and independent hydrocarbon accumulations. Therefore, it is our view that it is clear that, pursuant to the Chaza Contract, the additional compensation payments are only to be paid with respect to production from the Moqueta wells when the accumulated oil production from any new Exploitation Area created with respect to the Moqueta discovery exceeds five MMbbl. Discussions with the ANH have not resolved this issue and we have sent notice to the ANH to initiate the dispute resolution process prescribed by the Chaza Contract and have filed an arbitration claim. No assurance can be made that our interpretation will prevail and, depending on the ultimate size of the cumulative production from the Moqueta field in the future, such amounts may be material if such additional compensation must be paid. As at September 30, 2013, total cumulative production from the Moqueta field was 1.9 MMbbl. The estimated compensation which would be payable on cumulative production to date if the ANH’s interpretation is successful is $31.7 million. At this time no amount has been accrued in the financial statements nor deducted from our reserves for the disputed royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra Energy Colombia, Ltd are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the additional royalty. Discussions with the ANH are ongoing. As at September 30, 2013, the estimated compensation which would be payable if the ANH’s interpretation is successful is $23.4 million. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

In Argentina, some provincial regulations are changing, introducing new royalties and fees associated with extensions of concession agreements. These royalties and fees represent increased costs for the affected concessions, specifically our Rio Negro Province concessions, which could result in a decreased rate of return from these assets and could negatively affect our business in Argentina.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in U.S. dollars. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our income taxes in Colombia are paid in Colombian pesos. Our production in Argentina is primarily invoiced in U.S. dollars, but payment is made in Argentina pesos, at the then current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to U.S. dollars, our functional currency. Since September 1, 2005, exchange rates between the Colombian peso and U.S. dollar have varied between 1,648 pesos to one U.S. dollar to 2,632 pesos to one U.S. dollar, a fluctuation of approximately 60%. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentina peso and U.S. dollar has varied between 3.05 pesos to one U.S. dollar to 5.84 pesos to the U.S. dollar, a fluctuation of approximately 91%. Production in Brazil is invoiced and paid in Brazilian Reals. Since September 1, 2005, the exchange rate of the Brazilian Real has varied between 1.56 Reals to one U.S. dollar to 2.45 Reals to the U.S. dollar, a variance of 57%. Current and deferred tax liabilities in Colombia are denominated in Colombian pesos and the weakening of 8% in the Colombian Peso against the U.S. dollar in the nine months ended September 30, 2013, resulted in a foreign exchange gain.

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

We are subject to licensing and permitting requirements relating to exploring and drilling for and development of oil and natural gas, including seismic, environmental and many other operating permits. We may not be able to obtain, sustain or renew such licenses and permits on a timely basis or at all. For example, the permitting process in Peru takes significant time, meaning that exploration and development projects have a longer cycle time to completion than they might elsewhere. Other drilling and development projects are being delayed, most significantly our Moqueta field development, because the Ministry of the Environment has not increased staffing levels to meet increased activity in the oil and gas industry in Colombia and so permit processing takes longer than usual. These delays are also significantly impacting other industry participants. Regulations and policies relating to these licenses and permits may change, be implemented in a way that we do not currently anticipate or take significantly greater time to obtain. These licenses and permits are subject to numerous requirements, including compliance with the environmental regulations of the local governments. As we are not the operator of all the joint ventures we are currently involved in, we may rely on the operator to obtain all necessary permits and licenses. If we fail to comply with these requirements, we could be prevented from drilling for oil and natural gas, and we could be subject to civil or criminal liability or fines. Revocation or suspension of our environmental and operating permits could have a material adverse effect on our business, financial condition and results of operations. For example, currently in Brazil, we are subject to restrictions on flaring natural gas, which have the impact of limiting our production capacity. Additionally in Brazil, the exploration phase of three of our concession agreements is due to expire on November 24, 2013.We have submitted an application to the ANP for extensions of the exploration phase of these concession agreements as provided for in the agreements; however, we may not be successful and loss of these agreements may impair our ability to grow our business in Brazil.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for WTI per bbl was $66 in 2006, $72 in 2007, $100 in 2008, $62 in 2009, $79 in 2010, $95 in 2011, $94 in 2012 and $98 in the nine months ended September 30, 2013, demonstrating the inherent volatility in the market. The average Brent oil price per bbl was $112 in 2012 and $108 in the nine months ended September 30, 2013. Given the current economic environment and unstable conditions in the Middle East, North Africa, the United States and Europe, the oil price environment is unpredictable and unstable. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

In addition, oil and natural gas prices in Argentina are effectively regulated and during 2009, 2010, 2011, 2012 and the nine months ended September 30, 2013, were substantially lower than those received in North America. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contract with Ecopetrol, the purchaser of most of the oil that we produce in Colombia, may cause realized prices to be lower or higher than those received in North America. Oil prices in Brazil are defined by contract with the refinery and may be lower or higher than those received in North America.

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

GRAN TIERRA ENERGY INC.

Date: November 8, 2013	/s/ Dana Coffield
By: Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 8, 2013	/s/ James Rozon
By: James Rozon
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (SEC File No. 001-34018), filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (SEC File No. 333-153376), filed with the SEC on October 10, 2008.

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited. +	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q/A (SEC File No. 001-34018), filed with the SEC on January 6, 2010.

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2013 (SEC File No. 000-52594).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.4	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

10.1	Addendum No. 4 to the Transportation Agreement between Petrolifera Petroleum (Colombia) Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 333-111656).

10.2	Addendum No. 4 to the Transportation Agreement between Gran Tierra Energy Colombia, Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 333-111656).

10.3	Credit Agreement, dated as of August 30, 2013, among Gran Tierra Energy International Holdings Ltd., Gran Tierra Energy Inc., the Lenders party thereto, and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 6, 2013 (SEC File No. 001-34018).

10.4
Crude Oil Transportation Agreement for the Orito to Tumaco (OTA) pipeline, dated as of August 31, 2013, between Gran Tierra Energy Colombia, Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Filed herewith.

10.5
Crude Oil Transportation Agreement for the Orito to Tumaco (OTA) pipeline, dated as of August 31, 2013, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Filed herewith.

10.6
Crude Oil Transportation Agreement for the Mansoyá - Orito (OMO) pipeline, dated as of August 31, 2013, between Gran Tierra Energy Colombia, Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Filed herewith.

10.7
Crude Oil Transportation Agreement for the Mansoyá - Orito (OMO) pipeline, dated as of August 31, 2013, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
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