Form 10-K
period 2013-12-31
GRAN TIERRA ENERGY INC.
filed 2014-02-26
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.6 billion (including shares issuable upon exercise of exchangeable shares). Aggregate market value excludes an aggregate of 2,894,897 shares of Common Stock and 7,407,427 shares issuable upon exercise of exchangeable shares held by officers and directors on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On February 19, 2014, the following numbers of shares of the registrant’s capital stock were outstanding: 272,341,810 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value, representing 4,534,127 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing 6,334,313 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2014 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

Gran Tierra Energy Inc.

Annual Report on Form 10-K

Year Ended December 31, 2013

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

PART I
Item 1. Business

General

Gran Tierra Energy Inc. together with its subsidiaries (“Gran Tierra”, "us", "our", or “we”) is an independent international energy company engaged in oil and gas acquisition, exploration, development and production. We own the rights to oil and gas properties in Colombia, Argentina, Peru and Brazil.

Our principal executive offices are located at 300, 625-11th Avenue S.W., Calgary, Alberta, Canada. The telephone number at our principal executive offices is (403) 265-3221. All dollar ($) amounts referred to in this Annual Report on Form 10-K are United States (U.S.) dollars, unless otherwise indicated.

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

In 2013:

•	in Colombia, we continued to focus on developing our producing conventional light oil fields, including Costayaco and Moqueta, and on the generation of exploration prospects;

•	in Argentina, we continued to focus on developing our producing fields, including the Surubi and Puesto Morales fields;

•	in Brazil, we added three onshore blocks to our core operating area in the Recôncavo Basin in the 2013 Brazil bid round 11;

•
in Peru, we completed drilling and testing of the Vivian formation sandstone reservoir in the Bretaña Norte 95-2-1XD exploration well and drilled a horizontal side-track extension of this well, completed a preliminary Front End Engineering Design ("FEED") study for the Bretaña field development and completed a 382 kilometer 2-D seismic program to provide a more detailed map of the Bretaña structure, along with maturing separate independent exploration leads on Block 95. Significant probable and possible reserves were added in Peru during 2013. We also received regulatory approval for the assignment of the remaining 40% working interest of Block 95; and received regulatory approval to assume operatorship of Blocks 123 and 129.

In the year ended December 31, 2013, we incurred capital expenditures of $374.4 million (excluding changes in non-cash working capital). In 2013, capital expenditures included drilling expenditures of $220.9 million, geological and geophysical

(“G&G”) expenditures of $93.0 million, facilities expenditures of $34.4 million and other expenditures of $26.1 million. In 2013, we realized proceeds from oil and gas properties of $59.6 million.

Our acreage as of December 31, 2013, excluding acres where relinquishments and acreage changes were subject to various government approvals, included:

•
3.4 million gross acres (2.7 million net) in Colombia covering 17 exploration and production contracts, five of which were producing and 15 of which were operated by Gran Tierra (excludes 1.0 million gross and net acres on five blocks where relinquishments were subject to approval and acreage changes, also subject to approval, on a further three blocks);

•	1.3 million gross acres (0.9 million net) in Argentina covering 11 exploration and production contracts, eight of which were producing and nine of which were operated by Gran Tierra;

•	47,734 gross acres (47,734 net) in Brazil covering seven exploration blocks, one of which was producing and all of which were operated by Gran Tierra; and

•	5.8 million gross acres (5.8 million net) in Peru covering five exploration licenses, none of which were producing and all of which were operated by Gran Tierra.

Oil and Gas Properties – Colombia

Lower Magdalena Basin
Magdalena
Sierra Nevada
Magangue
Sinú-San Jacinto Basin
SINU-3
SINU-1
Catguas B
Catguas A
Catatumbo Basin
Turpial
Middle Magdalena Basin
Rio Magdalena
Llanos Basin
LLA 22
Garibay
Cauca 6
Cauca 7
Cauca Basin
Azar, Santana, Guayuyaco, Chaza, PUT 1, PUT 10, Piedmonte Norte, Piedmonte Sur, Rumiyaco Block
Operated Property
Non-Operated Property
Putumayo Basin
Chaza
Guayuaco
Azar
Piedmonte Norte
Santana
Put 1
Put 10
Piedmonte Sur
Rumiyaco

We have interests in 22 blocks in Colombia, and are the operator in 20 blocks. The Chaza, Guayuyaco, Garibay, Llanos-22 and Santana Blocks have producing oil wells. During the year ended December 31, 2013, 75% of our consolidated production,

NAR adjusted for inventory changes, was from the Chaza Block. In 2013, we received proceeds of $1.5 million from the sale of our 15% working interest in the Mecaya Block.

Royalties

Colombian royalties are regulated under law 756 of 2002. All discoveries made subsequent to the enactment of this law have the sliding scale royalty described below. Discoveries made before the enactment of this law have a royalty of 20%. The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) contracts to which we are a party all have royalties that are based on a sliding scale described in law 756. This royalty works on an individual oil field basis starting with a base royalty rate of 8% for gross production of less than 5,000 BOPD. The royalty increases in a linear fashion from 8% to 20% for gross production between 5,000 and 125,000 BOPD, and is stable at 20% for gross production between 125,000 and 400,000 BOPD. For gross production between 400,000 and 600,000 BOPD the rate increases in a linear fashion from 20% to 25%. For gross production in excess of 600,000 BOPD the royalty rate is fixed at 25%. In addition to the sliding scale royalty, the Llanos-22, Sinu-1 and Sinu-3 Blocks have additional x-factor royalties of 1%, 3% and 17%, respectively.

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

Pursuant to the Chaza Block exploration and production contract (the "Chaza Contract") between the ANH and Gran Tierra, our production from the Costayaco Exploitation Area is also subject to an additional royalty (the "HPR royalty") that applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. Pursuant to the Chaza Contract, any new Exploitation Area on the Chaza Block will also be subject to the HPR royalty once the production exceeds five MMbbl of cumulative production. The Moqueta Exploitation Area in the Chaza Block and the Jilguero Exploitation Area in the Garibay Block will each be subject to the HPR royalty once production from such Exploitation Areas has reached five MMbbl.

There is a dispute with the ANH as to whether the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area or only after production from the Moqueta Exploitation Area has reached five MMbbl (see “Legal Proceedings”, below, in Item 3). As at December 31, 2013, total cumulative production from the Moqueta Exploitation Area was 2.3 MMbbl. The estimated HPR royalty that would be payable on cumulative production to that date if the ANH’s interpretation is successful is $38.4 million.

For exploration and production contracts awarded in the 2010 and 2012 Colombia Bid Rounds, the HPR royalty will apply once the production from the area governed by the contract, rather than any particular Exploitation Area designated under the contract, exceeds five MMbbl of cumulative production. We expect that this criterion for the HPR royalty will apply for subsequent bid rounds.

The Santana and Magangué Blocks have a flat 20% royalty as those discoveries were made before 2002. The Guayuyaco and Rio Magdalena Blocks have the sliding scale royalty but do not have the additional royalty.

In addition to these government royalties, our original interests in the Santana, Guayuyaco, Chaza, Rio Magdalena, and Azar Blocks acquired on our entry into Colombia in 2006 are subject to a third party royalty. The additional interests in Guayuyaco and Chaza that we acquired on the acquisition of Solana in 2008 are not subject to this third party royalty. On June 20, 2006, we entered into a participation agreement that would effectively compensate Crosby Capital, LLC ("Crosby") for its share in certain Colombian properties. The compensation is in the form of overriding royalty rights that apply to our original interests in production from the Santana, Guayuyaco, Chaza, Rio Magdalena, and Azar Blocks. The overriding royalty rights start with a 2% rate on working interest production less government royalties. For new commercial fields discovered within 10 years of the agreement date and after a prescribed threshold is reached, Crosby reserves the right to convert the overriding royalty rights to a net profit interest ("NPI"). This NPI ranges from 7.5% to 10% of working interest production less sliding scale government royalties, as described above, and operating and overhead costs. No adjustment is made for the HPR royalty. On certain pre-existing fields, Crosby does not have the right to convert its overriding royalty rights to an NPI. In addition, there are conditional overriding royalty rights that apply only to the pre-existing fields. Currently, we are subject to a 10% NPI on 50% of our working interest production from the Costayaco and Moqueta fields in the Chaza Block and 35% of our working interest production from the Juanambu field in the Guayuyaco Block, and overriding royalties on our working interest production from the Santana Block and the Guayuyaco field in the Guayuyaco Block.

Chaza Block

The Chaza Block covers 46,676 gross acres in the Putumayo Basin and is governed by the terms of an Exploration and Exploitation Contract with the ANH, which was signed June 27, 2005. We are the operator and hold a 100% working interest in this block. The discovery of the Costayaco field in the Chaza Block was the result of drilling the Costayaco-1 exploration well in the second quarter of 2007. This well commenced production in July 2007. The discovery of the Moqueta field in the Chaza Block was the result of drilling the Moqueta-1 exploration well in the second quarter of 2010. During 2013, we applied for and were granted a second additional exploration program which extended the exploration phase of the contract to June 26, 2015. The second additional exploration program requires one exploration well to be drilled by June 26, 2015. The additional exploration program requires that 50% of this block's acreage, excluding exploitation and evaluation areas, be relinquished, however, we have not yet received final documentation from the ANH for this acreage change. This block includes 25 producing wells in two fields — Costayaco and Moqueta. The production phase for the Costayaco field will end in 2033 and for the Moqueta field will end in 2037. After the expiration of the production phase, we must carry out an abandonment program to the satisfaction of the ANH. In conjunction with the abandonment, we must establish and maintain an abandonment fund to ensure that financial resources are available at the end of the contract.

In 2013, we drilled and completed the Moqueta-10 and -11 development wells and the Costayaco-18 development well as oil producers, completed drilling the Moqueta-12 development well and commenced drilling the Zapotero-1 and Corunta-1 exploration wells. We also drilled the Moqueta-9 well. Additionally, we continued facilities work at the Costayaco and Moqueta fields. Subsequent to year-end, we completed initial testing of the Moqueta-12 development well and decided to abandon the Corunta-1 exploration well due to drilling problems prior to reaching the reservoir target on this long-reach deviated well. The target location will be drilled again this year with a revised drilling plan.

In 2014, we plan to drill three oil exploration wells, one appraisal well and eight development wells on the Chaza Block. We also plan to perform additional facilities work on this block.

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

This block includes six gross producing wells in two fields — Guayuyaco and Juanambu. The Guayuyaco field was discovered in 2005. The production phase of the contract will end in 2030, following which, the property will be returned to the government upon expiration of the production contract, and we are not obligated to perform remediation work.

In 2013, we drilled one gross exploration well, Miraflor Oeste-1, which resulted in an oil discovery, and performed facilities upgrades on this block. In 2014, we also plan to acquire 80 kilometers of 2-D seismic on the Verdeyaco prospect and plan to perform further facilities upgrades on this block.

Garibay Block

Solana acquired the Garibay Block in October 2005. The block covers 75,936 gross acres in the Llanos Basin and we have a non-operated 50% working interest. Compania Espanola de Petroleos Colombia, S.A.U. (“CEPCOLSA”), a wholly-owned subsidiary of Compañia Española de Petróleos S.A., has the remaining interest and is the operator. This block includes one gross producing well in the Jilguero field. The block is held under an Exploration and Exploitation Contract with the ANH. We applied for and were granted a second additional exploratory program which extended the exploration phase of the contract to October 24, 2015. There is an obligation to drill one exploration well in this exploration phase. The additional exploration program requires that 50% of this block's acreage, excluding exploitation and evaluation areas, be relinquished; however, we have not yet received final documentation from the ANH for this acreage change. In 2013, we acquired 80 square kilometers of 3-D seismic on this block. In 2014, we plan to drill one gross oil exploration well and perform additional facilities work on this block.

Llanos-22 Block

During 2011, we earned a 45% non-operated working interest in the Llanos-22 Block in the Llanos Basin pursuant to farm-out agreements with CEPCOLSA (CEPCOLSA retained a 55% working interest and operatorship). CEPCOLSA farmed-in for a 30% working interest on the Piedemonte Norte Block. The Llanos-22 Block is held under an Exploration and Exploitation Contract with the ANH and covers 42,388 gross acres. The second exploration phase of the contract ended on February 4, 2014 and required one exploration well to be drilled. This obligation was satisfied by the completion of the Mayalito-1P oil exploration well and the relinquishment of 50% of this block in 2013. An oil discovery was made at the Mayalito-1P oil exploration well. We must decide whether to enter the first additional exploration phase by April 4, 2014

At December 31, 2013, this block had one gross oil producing well in the Ramiriqui field and the Mayalito-1P oil exploration well was on a short-term production test. In 2013, we also commenced seismic reprocessing and G&G studies. In 2014, planning is underway to put this well on long-term production test and we plan to perform additional facilities work on this block.

Santana Block

The Santana Block contract was signed in July 1987 and covers 1,119 gross acres in the Putumayo Basin and includes nine gross producing wells in four fields — Linda, Mary, Miraflor and Toroyaco. Activities are governed by terms of a Shared Risk Contract with Ecopetrol and we are the operator. We hold a 35% working interest in all fields and Ecopetrol holds the remaining interest. The block has been producing since 1991. Under the Shared Risk Contract, Ecopetrol initially backed into a 50% working interest upon declaration of commerciality in 1991. In June 1996, when the block reached seven MMbbl of oil produced, Ecopetrol had the right to back into a further 15% working interest, which it exercised, for a total ownership of 65%. We have completed all of our obligations in relation to the contract. The production phase of the contract will end in 2015, at which time the property will be returned to the Ecopetrol and we will not be obligated to perform remediation work.

In 2013, we performed workovers on this block. No significant capital expenditures are planned for 2014.

Sierra Nevada Block

We acquired our interest in the Sierra Nevada Block through the Petrolifera acquisition in March 2011. The Sierra Nevada Block is located in the Lower Magdalena Basin and covers 178,162 gross acres. We have submitted documentation to the ANH to relinquish the exploration area of this block such that our remaining acreage in the commercial field would be 1,309 gross acres. This acreage change is subject to receipt of final documentation from the ANH. We are the operator of the block with a 100% working interest. The block is held under an Exploration and Exploitation Contract with the ANH and a third party has a 1% overriding royalty right on the block. We are currently in an evaluation program period for the Brillante Discovery which will end on June 30, 2014. No work obligations remain on this block.

In 2013, there were no significant capital expenditures on this block, and no significant capital expenditures are planned for 2014.

Piedemonte Norte Block

In June 2009, we completed the conversion of our Technical Evaluation Areas (“TEA”) in the Putumayo Basin to blocks with Exploration and Exploitation Contracts with the ANH. The Piedemonte Norte Block covers 78,742 gross acres in the Putumayo Basin and we hold a 70% working interest. In 2011, we farmed out 30% of the block to CEPCOLSA, but retained operatorship. This asset swap was in connection with the Llanos-22 Block farm-in agreement. The first exploration phase was to end on October 10, 2012, and required the acquisition, processing and interpretation of 70 kilometers of 2-D seismic. This block was under suspension from December 17, 2010, to January 4, 2014, and we have applied for a further suspension.The exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2013, there were no significant capital expenditures on this block, and no significant capital expenditures are planned for 2014.

Piedemonte Sur Block

The Piedemonte Sur Block was part of the Putumayo West A TEA and became an exploration block with an Exploration and Exploitation Contract with the ANH in June 2009. The Piedemonte Sur Block covers 73,898 gross acres in the Putumayo Basin. We are the operator of the block with a 100% working interest. We are in a unified phase two and three of six exploration phases. This unified phase required the acquisition of 55 kilometers of 2-D seismic and the drilling of one exploration well by July 26, 2013; however, we applied for and were granted an extension of this phase to February 9, 2014. We applied for an additional extension and were granted an extension to May 23, 2014, but have applied for a longer extension of the phase. The exploration phase will end in February 2017 and the exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2013, we acquired 2-D seismic and performed environmental impact assessments ("EIA"s) on this block. No significant capital expenditures are planned for 2014.

Cauca-6 Block

We were awarded the Cauca-6 Block in the 2010 Colombia Bid Round. The block covers 571,098 gross acres in the Cauca Basin. We are the operator of the block with a 100% working interest. The block is held under a TEA Contract with the ANH. We are in the exploration phase of the contract which requires the acquisition of 200 kilometers of 2-D seismic and the drilling of one stratigraphic well by December 15, 2014. After the end of the current exploration phase, we may convert this TEA contract into an Exploration and Exploitation Contract.

In 2013, there were no significant capital expenditures on this block. In 2014, we plan to acquire 214 kilometers of 2-D seismic on this block.

Cauca-7 Block

We were awarded the Cauca-7 Block in the 2010 Colombia Bid Round. The block covers 785,451 gross acres in the Cauca Basin. We are the operator of the block with a 100% working interest. The block is held under a TEA Contract with the ANH. The exploration phase of the contract requires the acquisition of 250 kilometers of 2-D seismic and the drilling of one stratigraphic well by December 15, 2014, however, we have applied for an extension of this phase. After the end of the current exploration phase, we may convert this TEA contract into an Exploration and Exploitation Contract.

In 2013, we commenced the acquisition of 2-D seismic on this block. In 2014 we plan to acquire 253 kilometers of 2-D seismic on this block.

Putumayo 10 Block

We were awarded the Putumayo 10 Block in June 2010 in the 2010 Colombia Bid Round. The block covers 114,097 gross acres in the Putumayo Basin. We are the operator of the block with a 100% working interest. The block is held under an Exploration and Exploitation Contract with the ANH. We are in the first of two exploration phases of the contract. This phase requires the acquisition of 73 kilometers of 2-D seismic and two exploration wells to be drilled by September 15, 2014; however, we applied for an extension of this phase. The exploration phase ends in September 2017 and the exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2013, we continued work to obtain the necessary environmental and social permits for a future seismic program and, in 2014, we plan to acquire 100 kilometers of 2-D seismic on this block.

Putumayo 1 Block

We acquired a 55% operated working interest in the Putumayo-1 Block in 2010. The block covers 114,881 gross acres in the Putumayo Basin. The block is held under an Exploration and Exploitation Contract with the ANH. We are in the first of two exploration phases. This phase required the acquisition of 159 square kilometers of 3-D seismic and one exploration well to be drilled by May 3, 2012; however, we requested and were granted an extension to March 3, 2014. Operations were suspended on this block due to security issues in the area, but recommenced in December 2013, and we have requested an additional extension. The exploration phase ends in March 2017 and the exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2013, we commenced 3-D seismic on this block. In 2014, we plan to acquire 228 square kilometers of 3-D seismic and drill one gross oil exploration well on this block.

Catguas A and B Blocks

Solana acquired the Catguas Block in November 2005. We are the operator of the block which covers 330,355 gross acres in the Catatumbo Basin. The block is held under an Exploration and Exploitation Contract with the ANH. We have a 100% working interest in the block; however, in December 2005, Solana and its partner signed a participation agreement whereby they defined the areas A and B and distributed them between the partners in the block. The participation agreement would transfer a 15% working interest in the southern part of the block (Catguas B) and a 50% working interest in the remainder of the block (Catguas A) to our partner. This agreement will be subject to approval by ANH. Catguas A covers 74,119 gross acres and Catguas B covers 256,236 gross acres. We are in a unified phase two and three of six exploration periods in the contract. This phase was to end in May 2007; however, the block contract is under suspension by ANH as a result of force majeure. This phase requires three exploratory wells to be drilled, or two exploratory wells and one re-entry, and the acquisition of 50 square kilometers of 3-D seismic. We may elect to enter into up to two subsequent exploration periods of 12 months each in length, which both require the drilling of one exploration well. The exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2013, there were no significant capital expenditures on this block, and no significant capital expenditures are planned for 2014.

Sinu-1 Block

We acquired a 60% operated working interest in the Sinu-1 Block in the 2012 Colombia Bid Round. The block covers 503,000 gross acres in the Sinu Basin. The block is held under an TEA Contract with the ANH. We are in the community consultation phase which will end on February 28, 2014.

In 2013, we conducted community consultations and commenced G&G studies. In 2014, we plan to acquire aeromagnetic surveys and commence the acquisition of 478 kilometers of 2-D seismic program on this block.

Sinu-3 Block

We acquired a 51% operated working interest in the Sinu-3 Block in the 2012 Colombia Bid Round. The block covers 483,000 gross acres in the Sinu Basin. The block is held under an Exploration and Exploitation Contract with the ANH. We are in the first exploration phase which will end on September 11, 2016, and requires the acquisition of 488 kilometers of 2-D seismic, one exploration well to be drilled and 1,248 kilometers of regional studies.

In 2013, we conducted community consultations and commenced G&G studies. In 2014, we plan to acquire aeromagnetic surveys and commence the acquisition of 488 kilometers of 2-D seismic on this block.

Turpial Block

We acquired our interest in the Turpial Block through the Petrolifera acquisition in March 2011. The Turpial block is located in the Middle Magdalena Basin and covers 111,066 gross acres. We are currently the operator of the block and hold a 50% working interest and our partner holds the remaining working interest. However, we have indicated our withdrawal from the block and are attempting to transfer our interest and operatorship to our partner. The block is held under an Exploration and Exploitation Contract with the ANH and a third party has a 1% overriding royalty right on the block. We are in the fifth phase of six exploration phases. The fourth exploration phase required one exploration well to be drilled by November 3, 2013, but we applied for and were granted an extension to drill the well until March 21, 2014. We have started the ANH's fulfillment process. The fifth exploration phase requires an additional exploration well to be drilled by October 4, 2014. We expect that a third party will pay all costs in relation to the operation of this block. The exploration phase will end in August 2015 and the exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2013, there were no significant capital expenditures on this block and no significant capital expenditures are planned for 2014.

Magdalena Block

We acquired our interest in the Magdalena Block through the Petrolifera acquisition in March 2011. The Magdalena Block is located in the Lower Magdalena Basin and covers 594,803 gross acres. We are the operator of the block with a 100% working interest. The block is held under an Exploration and Exploitation Contract with the ANH and a third party has a 1% overriding royalty right on the block. The third of six exploration phases ended on May 1, 2013, and required one exploration well to be drilled; however, we requested and were granted approval to change the work obligation to a 2-D seismic program. We have applied to the ANH to relinquish our interest in this block.

In 2013, we acquired 2-D seismic on this block. No significant capital expenditures are planned for 2014.

Magangué Block

Solana acquired the Magangué Block in October 2006. It is held pursuant to an Association Contract with Ecopetrol and covers 20,647 gross acres in the Lower Magdalena Basin. We are the operator of the block with a 42% working interest and our partner Ecopetrol has the remaining working interest. We have completed all of our obligations in relation to the contract. We have applied to Ecopetrol to relinquish our interest in this block.

In 2013, there were no significant capital expenditures on this block and no significant capital expenditures are planned for 2014.

Azar Block

We have a 100% working interest in the Azar Block.This block covers 47,224 gross acres in the Putumayo Basin and we are the operator. The block is held under an Exploration and Exploitation Contract with the ANH and we do not have any further work commitments on this block. We had entered into agreements to transfer a portion of our working interest to third parties, however, this transfer will not be completed before the ANH, as this block is in a relinquishment process

In 2013, there were no significant capital expenditures on this block and no significant capital expenditures are planned for 2014.

Rumiyaco Block

The Rumiyaco Block was part of the Putumayo West B TEA and became an exploration block with an Exploration and Exploitation Contract with the ANH in June 2009. Rumiyaco covers 82,624 gross acres in the Putumayo Basin. We are the operator of the block with a 100% working interest. We have applied to the ANH to relinquish our interest in this block and do not have any further work commitments on this block.

In 2013, there were no significant capital expenditures on this block and no significant capital expenditures are planned for 2014.

Rio Magdalena Block

The Rio Magdalena Association Contract with Ecopetrol was signed in February 2002. The Rio Magdalena Block covers 36,154 gross acres in the Magdalena Basin. We are the operator of the block, hold a 70% working interest and do not have any further work commitments on this block.We had entered into an agreement to transfer a portion of our working interest to a third party, however, this transfer will not be completed before Ecopetrol, as this block is in a relinquishment process.

In 2013, there were no significant capital expenditures and no significant capital expenditures are planned for 2014.

Oil and Gas Properties – Argentina

Santa Victoria
Palmar Largo (Balbuena Este)
Palmar Largo
El Chivil
Palmar Largo
Valle Morado
Surubi
El Vinalar
El Vinalar
Noroeste Basin
Rinconada Norte
Puesto Morales
Rinconada Sur
Puesto Morales Este
Vaca Mahuida
Neuquen Basin
Operated Property
Non-Operated Property

Our Argentina properties are located in the Noroeste Basin in northern Argentina and the Neuquen Basin in central Argentina. During 2013, we assumed our partners' 50% working interests in the Santa Victoria Block and the El Vinalar Block. The Puesto Morales, Puesto Morales Este, Rinconada Norte, Rinconada Sur, Surubi, El Chivil, Palmar Largo and El Vinalar Blocks have producing oil wells and the Puesto Morales Block also has producing gas wells. During the year ended December 31, 2013, 8% of our consolidated production, NAR adjusted for inventory changes, was from the Puesto Morales Block and 5% was from the Surubi Block. For all of our blocks in Argentina, upon expiry of the block rights, ownership of producing assets will revert to the provincial governments.

Some of our oil production in Argentina is trucked to a local refinery, therefore, sales of oil in the Noroeste Basin may be seasonally delayed by adverse weather and road conditions, particularly during the months November through February when the area is subject to periods of heavy rain and flooding. While storage facilities are designed to accommodate ordinary disruptions without curtailing production, delayed sales will delay revenues and may adversely impact our working capital position in Argentina.

Royalties in Argentina are based on a provincial royalty plus an additional provincial turnover tax. The provincial royalty rate is 24% for the Puesto Morales Este Block and 12% on all other blocks in Argentina. The provincial turnover tax ranges from 1.5% to 3% on our blocks.

Rio Negro Province, which includes the Puesto Morales, Puesto Morales Este, and Rinconada Sur Blocks, has enacted new legislation that changes the royalty regime associated with concession agreement extensions. Royalties in Rio Negro Province are expected to increase a minimum of 3.5% and required bonus payments, not determinable at this time, are being negotiated for the concession agreement extension. In addition, there is an additional royalty component of 0.5% per dollar per bbl on realized oil prices greater than $80 per bbl and 0.5% per dollar per MMBtu for gas prices above $3.50 per MMBtu. Under the new legislation, negotiations are required to be carried and the resulting new terms are expected to come into effect immediately thereafter. Negotiations are still in progress between the Rio Negro Province and the largest producers in the area. After terms are finalized between these parties, it is expected that these terms will form the starting base for negotiations with the smaller producers such as Gran Tierra.

Puesto Morales Block

We acquired our interest in the Puesto Morales Block through the Petrolifera acquisition in March 2011. The Puesto Morales Block covers 31,254 gross acres. We are the operator of the block with a 100% working interest. The contract was awarded on October 18, 2010, and the exploitation phase we are currently in will end on January 22, 2016, with a possible ten year extension. We have commenced negotiations for an extension. We have no work obligations on this block.

In 2013, we drilled and completed two development wells, PMN-1130-SB and PMN-1131-SB, on this block. Both wells are on production. We also commenced drilling a horizontal multi-stage fracture stimulated well into the Loma Montosa formation on this block to further evaluate this new play. Work on this well was suspended due to landowner blockades that prevented safe operations. We are planning to recommence drilling in 2014 based on rig availability. We also completed workovers and facilities upgrades on this block. In 2014, we plan to drill one development well, continue the workover program and perform further facilities upgrades.

Surubi Block

We purchased the Surubi Block in late 2006. We are the operator of the Surubi Block, which covers 90,824 gross acres, and have an 85% working interest. In 2008, we drilled the Proa-1 discovery well, which began production in September 2008. In 2012, we drilled the Proa-2 well, which began production in April 2012. In April 2008, the provincial oil company, Recursos Energeticos Formosa S.A., farmed-in to the block for a 15% working interest. The contract for this block will end on August 17, 2026. We have no work obligations on this block.

In 2013, we performed facilities upgrades and purchased materials in preparation for drilling a development well on this block. In 2014, we plan to drill one gross development well and perform additional facilities work.

Rinconada Sur Block

We acquired our interest in the Rinconada Sur Block through the Petrolifera acquisition in March 2011. The Rinconada Sur Block covers 28,417 gross acres and is part of the Puesto Morales concession. We are the operator of the block with a 100% working interest. The contract was awarded on October 18, 2010, and the exploitation phase we are currently in will end on January 22, 2016, with a possible ten year extension. We have no work obligations on this block.

In 2013, there were no significant capital expenditures and no significant capital expenditures are planned for 2014.

Puesto Morales Este Block

We acquired our interest in the Puesto Morales Este Block through the Petrolifera acquisition in March 2011. The Puesto Morales Este Block covers 1,532 gross acres. We are the operator of the block with a 100% working interest. The contract was awarded on October 18, 2010, and the exploitation phase we are currently in will end on October 17, 2035, with a possible five year extension. We have no work obligations on this block.

In 2013, there were no significant capital expenditures and no significant capital expenditures are planned for 2014.

Rinconada Norte Block

We acquired our interest in the Rinconada Norte Block through the Petrolifera acquisition in March 2011. The Rinconada Norte Block covers 23,475 gross acres. We have a 35% non-operated working interest. Our partner is the operator and has the remaining working interest. This is an exploitation concession and the exploitation phase will end on January 22, 2016, with a possible ten year extension. We have no work obligations on this block.

In 2013, there were no significant capital expenditures and no significant capital expenditures are planned for 2014.

El Chivil Block

We purchased the El Chivil Block in 2006. We are the operator and hold a 100% working interest in the block which covers 30,394 gross acres. The contract for this block will end on September 7, 2015, with a possible ten year extension. We have no work obligations on this block.

In 2013, regular field maintenance and workover activities were performed. In 2014, we plan to perform facilities upgrades.

Palmar Largo Block

We purchased a 14% non-operated working interest in the Palmar Largo Block in September 2005. Three partners hold the remaining working interest. The Palmar Largo Block covers 186,688 gross acres. This asset comprises several producing oil fields in the Noroeste Basin and is subdivided into three sub-blocks. The Palmar Largo Block contract will end in 2017, with a possible ten year extension. We have no work obligations on this block.

In 2013, there were no significant capital expenditures and no significant capital expenditures are planned for 2014.

El Vinalar Block

In June 2006, we acquired a 50% working interest in the El Vinalar Block. In November 2013, we acquired the remaining 50% working interest from our partner. We are the operator of the block, which covers 61,035 gross acres. The El Vinalar Block contract will end on April 19, 2016, with a possible ten year extension. We have no work obligations on this block.

In 2013, there were no significant capital expenditures, other than the costs of acquiring our partner's working interest. In 2014, we plan to perform facilities upgrades.

Valle Morado Block

We purchased our original interest in the Valle Morado Block in 2006 and purchased a further 3.4% working interest during 2011. This block covers 49,099 gross acres and we are the operator with a 96.6% working interest. The Valle Morado GTE.St.VMor-2001 well was first drilled in 1989. A previous operator completed a 3-D seismic program over the field and constructed a gas plant and pipeline infrastructure. Production began in 1999 from the GTE.St.VMor-2001 well, but was shut-in in 2001 due to water incursion. During 2008, we performed long-term testing on the well. In July 2010, we commenced a re-entry and sidetrack operation on the well; however, these operations were suspended in February 2011 and the wellbore was abandoned due to operational challenges. We continue to review alternatives associated with the field development. The contract for this block expires in 2034. We have no work obligations on this block.

In 2013, there were no significant capital expenditures and no significant expenditures are planned for 2014.

Santa Victoria Block

We purchased the Santa Victoria Block in 2006. This block covers 516,846 gross acres. We are the operator and have a 100% working interest. In 2011, we relinquished 50% of the block as a condition to enter into the second phase and also farmed-out 50% of our working interest. In 2013, we assumed our partner's 50% working interest in this block. We are in the second of three exploration phases. This phase required one exploration well to be drilled or 720 units of work ($3.6 million) to be completed by March 29, 2013, but we have commenced negotiations to extend the expiry date of this phase. The exploration phase ends in March 2014.

In 2013, there were no significant capital expenditures. In 2014, we plan to evaluate the potential to drill a gas exploration well.

Vaca Mahuida Block

We acquired our interest in the Vaca Mahuida Block through the Petrolifera acquisition in March 2011. This block covers 232,798 gross acres. We are the operator and have a 25% working interest. Our three partners share the remaining working interest. After three gas discoveries in 2010, an exploitation concession was requested and we are awaiting regulatory approval. We satisfied our obligation to perform long-term production gas tests and are evaluating the potential of these prospects and the block. We have no work obligations on this block.

In 2013, there were no significant capital expenditures and no significant capital expenditures are planned for 2014.

Oil and Gas Properties - Brazil

Reconcavo Basin
REC-T-086
REC-T-117
REC-T-118
REC-T-129
REC-T-155
REC-T-142
REC-T-224
Operated Property

We have interests in seven blocks in Brazil, and are the operator in all of these blocks. Our Brazilian properties are located in the Recôncavo Basin in Eastern Brazil in the State of Bahia. Block 155 in the Recôncavo Basin has three producing oil wells. During 2013, we added three exploration blocks in Brazil through the 2013 bid round and relinquished our interest in Block BM-CAL-7 in the Camamu Basin, offshore Bahia.

All of our blocks in Brazil are subject to an 11% royalty, which consists of a 10% crown royalty and a 1% landowner royalty.

Blocks REC-T-129, REC-T-142, REC-T-155, and REC-T-224

Blocks REC-T-129, REC-T-142, REC-T-155 and REC-T-224 are located approximately 70 kilometers northeast of Salvador, Brazil in the Recôncavo Basin and cover 27,076 gross acres. We are the operator of these blocks with a 100% working interest. In September 2012, we received declaration of commerciality for the Tiê field on Block REC-T-155. The second exploration phase for all four blocks ended during the fourth quarter of 2013. This phase required the drilling of an exploration well on each block which was satisfied by drilling the 1-GTE-06HP-BA exploration well on REC-T-Block 129, the GTE-05HP-BA exploration well on Block REC-T-142 and the 1-GTE-08DP-BA exploration well on Block REC-T-155. A work commitment for an exploration well remains on Block REC-T-224. We have applied for an extension on Blocks REC-T-129, REC-T-142 and REC-T-155 and a suspension on REC-T-224 and are waiting for feedback from the ANP on our applications.

In 2013, on Block REC-T-155, we drilled an exploration well, 1-GTE-8DP-BA, and a horizontal sidetrack oil exploration well, 1-GTE-7HPC-BA, from the 1-GTE-7-BA wellbore. Both of these wellbores are currently suspended awaiting fracture stimulation. On Block REC-T-129, we re-entered and isolated the final two fracture stages at the horizontal sidetrack oil exploration well, 1-GTE-6HP-BA.

In 2014, we plan to perform additional facilities work in the Tiê field and continue the study of two unconventional resource plays through core analysis, geochemistry studies, 3D seismic re-processing and evaluating ongoing fracture stimulation test results, among other activities in an effort to establish the commercial viability of the resource opportunity in oil-saturated tight sandstones and shales in the Recôncavo Basin.

Blocks REC-T-86, REC-T-117 and REC-T-118

We were awarded Blocks REC-T-86, REC-T-117 and REC-T-118 in the 2013 Brazil Bid Round 11. These blocks are located north of our other blocks in the Recôncavo Basin and cover 20,658 gross acres. We are the operator with a 100% working interest. Concession Agreements were executed on August 30, 2013. All three blocks are in the first exploration phase which will end in August 2016. This phase requires the acquisition of a total of 120 square kilometers of 3-D seismic on the three blocks and two exploration wells to be drilled on Block REC-T-117 and three exploration wells on Block REC-T-118.

In 2013, there were no significant capital expenditures, other than the signature bonuses paid in connection with the 2013 Brazil Bid Round 11. In 2014, we plan to acquire a total 120 square kilometers of 3-D seismic on these three blocks.

Oil and Gas Properties - Peru

Block 129
Block 123
Maranon Basin
Block 95
Block133
Block 107
Ucayali Basin
Operated Property

We have interests in five blocks in Peru and we are the operator in each of the blocks. All blocks in Peru are subject to a license agreement with PeruPetro. There is a 5-20%, sliding scale, royalty rate on the lands, dependent on production levels. Production less than 5,000 BOPD is assessed a royalty of 5%. For production between 5,000 and 100,000 BOPD there is a linear sliding scale between 5% and 20%. Production over 100,000 BOPD has a flat royalty of 20%. This royalty structure applies to all blocks in Peru in which we have an interest. Block 133 has an additional royalty 'X' factor of 15%.

Block 95

In December 2010, we acquired a 60% working interest in Block 95. During the first quarter of 2013, we acquired the remaining 40% working interest. We are the operator of this block. Block 95 has an area of 872,002 gross acres. An oil field has already been discovered on Block 95, with a discovery well drilled in 1974 flowing 807 BOPD naturally without pumps. The third exploration period of the contract required the drilling of one well or the completion of 400 units of work and the relinquishment of 31.58% of the block. This obligation was satisfied by the Bretaña Norte 95-2-1XD exploration well, which we completed drilling in the first quarter of 2013, and the relinquishment of 31.58% of the block. We are in the fourth exploration period of six which requires the acquisition of 75 square kilometers of 3-D seismic or the completion of 225 units of work and the relinquishment of further acreage in the block by June 27, 2014. At the end of the fourth period, we will have relinquished a total of 50% of the block's acreage.The exploration period is currently due to end on December 27, 2015, and the exploitation period on December 27, 2038, but these periods would be extended in the event of force majeure.

In 2013, in addition to the completion of drilling of Bretaña Norte 95-2-1XD exploration well, we completed drilling a horizontal side-track extension of this well. We also completed a preliminary FEED study for the Bretaña field development and completed a 382 kilometer 2-D seismic program to provide a more detailed map of the Bretaña structure, along with maturing separate independent exploration leads on Block 95. The 2013 2-D seismic program satisfied the fourth period work obligation. In 2014, we plan to drill a water disposal well and an appraisal well in the Bretaña field. In addition, crude oil processing and loading facilities are expected to be completed in order to initiate long-term test production in 2014.

Block 123 and Block 129

In September 2010, we acquired a 20% working interest in Block 123 and Block 129. In October 2012, we increased our working interest in Blocks 123 and 129 to 100% through the assumption of our partners' interests and assumed operatorship in January 2013. Blocks 123 and 129 have a total area of 3,491,240 gross acres. We are in the third exploration period of five on Block 123, which was to end on November 29, 2012, but we applied for and were granted two three month extensions to May 29, 2013. However, this block has been under force majeure since April 29, 2013, to allow us time to assume operatorship. The current period requires one exploration well to be drilled or 300 units of work. This obligation was satisfied by acquisition of 318 kilometers of 2-D seismic prior to assuming operatorship. On Block 129, the third exploration period of five was due to end on February 26, 2013, but we applied for and were granted a six month extension to August 26, 2013. However, this block has been under force majeure since July 17, 2013, to allow us time to assume operatorship. This period required one exploration well to be drilled or 204 units of work. This obligation was satisfied by the acquisition of 252 kilometers of 2-D seismic by our former partners on this block.

In 2013, we continued work to obtain the necessary environmental and social permits for future drilling programs. In 2014, we plan to continue the permitting process.

Block 107

We acquired our interest in Block 107 through the Petrolifera acquisition in March 2011. Block 107 covers 623,504 gross acres. We are the operator of the block with a 100% working interest and a third party has a 3% overriding royalty right on the block. We are in the fourth and final exploration period, which requires one exploration well to be drilled or 300 units of work, but we applied for and approval was granted to change the work obligation to the acquisition of 300 kilometers of 2-D seismic. The block was under force majeure from May 25, 2012 to August 20, 2013 and has been under force majeure from September 25, 2013, due to delays in the permitting process. We have applied for an extension of the exploration period.

In 2013, we continued work to obtain the necessary environmental and social permits for future seismic programs. In 2014, we plan to complete a 312 kilometer 2-D seismic program, which will satisfy our fourth period work obligation, and begin pre-drilling activities.

Block 133

We acquired our interest in Block 133 through the Petrolifera acquisition in March 2011. Block 133 covers 764,320 gross acres. We are the operator of the block with a 100% working interest. The second exploration period required that 20.96% of this block's acreage be relinquished, which occurred upon the end of the second exploration period in October 2013. We are in the third exploration period of four. This period requires one exploration well to be drilled or the completion of 300 units of work, but is currently suspended pending the approval of a 2-D seismic and drilling program and pre-drilling EIAs.

In 2013, we completed an aeromagnetic and aerogravity survey which satisfied the second exploration period work obligation. In 2014, we plan to continue environmental impact assessments.

Estimated Reserves

The following table sets forth our estimated reserves NAR as of December 31, 2013. The process of estimating oil and gas reserves is complex and requires significant judgment, as discussed in Item 1A. “Risk Factors”. The reserve estimation process requires us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. Therefore the accuracy of the reserve estimate is dependent on the quality of the data, the accuracy of the assumptions based on the data, and the interpretations and judgment related to the data.

We have developed internal policies for estimating and evaluating reserves. The policies we have developed are applied company wide, and are comprehensive in nature. Our internal controls over reserve estimates include reconciliation and review controls, including an independent internal review of assumptions used in the estimation by our reserves committee, and 100% of our reserves are evaluated by an independent reservoir engineering firm, GLJ Petroleum Consultants Ltd., at least annually.

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

The Company’s 2013 proved reserves additions were based on estimates generated through the integration of relevant geological, engineering, and production data, utilizing technologies that have been demonstrated in the field to yield repeatable and consistent results as defined in the SEC regulations. Data used in these integrated assessments included information obtained directly from the subsurface through wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements such as seismic data. The tools used to interpret the data included proprietary and commercially available seismic processing software and commercially available reservoir modeling and simulation software. Reservoir parameters from analogous reservoirs were used to increase the quality of and confidence in the reserves estimates when available. The method or combination of methods used to estimate the reserves of each reservoir was based on the unique circumstances of each reservoir and the dataset available at the time of the estimate.

The product prices that were used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from market. The average realized prices for reserves in the report are:

Light/Medium Oil USD/bbl) - Argentina	$73.47
Natural Gas (USD/Mcf) - Argentina	$4.85
NGLs (USD/bbl) - Argentina	$75.91
Light/Medium Oil (USD/bbl) - Brazil	$90.70
Natural Gas (USD/Mcf) - Brazil	$4.69
Oil and NGLs (USD/bbl) - Colombia	$101.31
Natural Gas (USD/Mcf) - Colombia	$2.00
Heavy Oil (USD/bbl) Peru	$87.52

No estimates of reserves comparable to those included herein have been included in a report to any federal agency other than the SEC.

	Liquids (1)	Natural Gas
Reserves Category	(Mbbl)	(MMcf)
Proved
Developed
Colombia	28,598	8,776
Argentina	2,448	3,750
Brazil	537	—
Total proved developed reserves	31,583	12,526
Undeveloped
Colombia	5,961	—
Argentina	1,156	927
Brazil	1,146	—
Total proved undeveloped reserves	8,263	927
Total proved reserves	39,846	13,453

Probable
Developed
Colombia	5,223	2,372
Argentina	672	540
Brazil	138	—
Total probable developed reserves	6,033	2,912
Undeveloped
Colombia	2,861	—
Argentina	1,102	1,161
Brazil	1,219	1,459
Peru	57,635	—
Total probable undeveloped reserves	62,817	2,620
Total probable reserves	68,850	5,532

Possible
Developed
Colombia	6,722	2,785
Argentina	576	553
Brazil	139	—
Total possible developed reserves	7,437	3,338
Undeveloped
Colombia	5,736	540
Argentina	2,014	45,662
Brazil	1,421	773
Peru	47,042	—
Total possible undeveloped reserves	56,213	46,975
Total possible reserves	63,650	50,313

(1) Liquid reserves for Colombia and Argentina include small amounts of NGL reserves.Brazil liquids reserves are 100% oil.

Proved Undeveloped Reserves

At December 31, 2013, we had total proved undeveloped reserves NAR of 8.4 MMBOE (December 31, 2012 - 11.2 MMBOE), including 6.0 MMBOE in Colombia (December 31, 2012 – 6.6 MMBOE), 1.3 MMBOE in Argentina (December 31, 2012 – 3.4 MMBOE) and 1.1 MMBOE in Brazil (December 31, 2012 – 1.2 MMBOE). Approximately 60% and 11% of proved undeveloped reserves, respectively, are located in our Moqueta and Costayaco fields in Colombia, 13% are in the Tie field in Brazil and 10% and 6%,respectively, are in our Puesto Morales and Surubi fields in Argentina. None of our proved undeveloped reserves at December 31, 2013, have remained undeveloped for five years or more since initial disclosure as proved reserves and we have adopted a development plan which indicates that the proved undeveloped reserves are scheduled to be drilled within five years of initial disclosure as proved reserves.

Significant changes in proved undeveloped reserves are summarized in the table below:

Oil Equivalent (MMBOE)
Balance, December 31, 2012	11.2
Converted to proved producing	(3.6)
Discoveries and extensions	3.1
Technical revisions	(2.3)
Balance, December 31, 2013	8.4
In 2013, we converted 3.6 MMBOE, or 32% of the total year-end 2012 proved undeveloped reserves, to developed status. In 2013, we made investments, consisting solely of capital expenditures, of $25.3 million in Colombia and $11.1 million in Argentina associated with the development of proved undeveloped reserves. Approximately 97% of proved undeveloped reserves conversions occurred in the Costayaco, Moqueta and Ramiriqui fields in Colombia. The majority of proved undeveloped conversions occurred as a result of ongoing development activities in the Moqueta and Costayaco fields in Colombia, including infill drilling and a pressure maintenance project in both of these fields and an appraisal drilling program in the Moqueta field.

Technical revisions include positive revisions resulting from better than expected production performance in the Costayaco field offset by negative technical revisions resulting from deferred investment and inconclusive waterflood results on the Puesto Morales Block in Argentina.

Production Revenue and Price History

Certain information concerning oil and natural gas production, prices, revenues and operating expenses for the three years ended December 31, 2013, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Supplementary Data provided following our Financial Statements in Item 8, which information is incorporated by reference here.

The following table presents oil and NGL production NAR from our Costayaco and Moqueta fields for the three years ended December 31, 2013:

	Year Ended December 31,
	2013		2012		2011
	Costayaco	Moqueta	Costayaco	Moqueta	Costayaco	Moqueta
Oil and NGL's, bbl	4,692,610	1,283,369	3,783,147	645,219	4,461,289	138,437

We prepared the estimate of standardized measure of proved reserves in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 932, “Extractive Activities – Oil and Gas”.

Drilling Activities

The following table summarizes the results of our exploration and development drilling activity for the past three years. Wells labeled as “In Progress” for a year were in progress as of December 31, 2013, 2012 or 2011.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Colombia
Exploration
Productive	3.00	1.60	—	—	1.00	0.50
Dry	1.00	0.50	3.00	2.50	6.00	6.00
In Progress	2.00	2.00	2.00	0.95	1.00	0.44
Development
Productive	5.00	5.00	3.00	3.00	8.00	7.20
Dry	—	—	—	—	1.00	1.00
In Progress	—	—	2.00	2.00	—	—
Total Colombia	11.00	9.10	10.00	8.45	17.00	15.14

Argentina
Exploration
Productive	—	—	1.00	0.35	2.00	0.70
Dry	3.00	1.70	2.00	1.35	1.00	1.00
In Progress	—	—	3.00	1.70	2.00	0.70
Development
Productive	4.00	3.35	10.00	9.20	3.00	3.00
Dry	1.00	0.35	1.00	1.00	—	—
In Progress	1.00	1.00	3.00	1.70	2.00	2.00
Total Argentina	9.00	6.40	20.00	15.30	10.00	7.40

Brazil
Exploration
Productive	—	—	—	—	—	—
Dry	2.00	2.00	—	—	—	—
In Progress	2.00	2.00	1.00	1.00	2.00	1.40
Development
Productive	—	—	2.00	2.00	—	—
Dry	—	—	—	—	—	—
In Progress	—	—	—		1.00	0.70
Total Brazil	4.00	4.00	3.00	3.00	3.00	2.10

Peru
Exploration
Productive	1.00	1.00	—	—	—	—
Dry	—	—	—	—	1.00	1.00
In Progress	—	—	1.00	1.00	—	—
Development
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
In Progress	—	—	—	—	—	—
Total Peru	1.00	1.00	1.00	1.00	1.00	1.00
Total	25.00	20.50	34.00	27.75	31.00	25.64

In 2013, we also continued pressure maintenance projects in the Costayaco field in Colombia and the Puesto Morales Block in Argentina and commenced a pressure maintenance project in the Moqueta field in Colombia.

As at February 19, 2014, the results of wells in progress at December 31, 2013, are as follows:

	Productive		Dry		Still in Progress
	Gross	Net	Gross	Net	Gross	Net
Colombia	—	—	1.00	1.00	1.00	1.00
Argentina	—	—	—	—	1.00	1.00
Brazil	—	—	—	—	2.00	2.00
Peru	—	—	—	—	—	—
	—	—	1.00	1.00	4.00	4.00

Well Statistics

The following table sets forth our producing wells as of December 31, 2013:

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Colombia (1)	43.0	33.4	—	—	43.0	33.4
Argentina (2)	109.0	86.1	14.0	14.0	123.0	100.1
Brazil	3.0	3.0	—	—	3.0	3.0
Peru	1.0	1.0	—	—	1.0	1.0
	156.0	123.5	14.0	14.0	170.0	137.5

(1) Includes 6.0 gross and net water injector wells and 24.0 gross and 19.9 net wells with multiple completions.

(2) Includes 35.0 gross and 24.7 net water injector wells and 1.0 gross and net well with multiple completions.

Developed and Undeveloped Acreage

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2013:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Colombia (1)	417,294	327,601	3,926,393	3,346,825	4,343,687	3,674,426
Argentina	686,417	322,384	565,945	564,271	1,252,362	886,655
Brazil	5,786	5,786	41,947	41,947	47,733	47,733
Peru	—	—	5,751,066	5,751,066	5,751,066	5,751,066
	1,109,497	655,771	10,285,351	9,704,109	11,394,848	10,359,880

(1) Included in acres are blocks where relinquishments and acreage changes for which government approval was pending as of December 31, 2013. These pending approvals will result in a decrease of 1.0 million net acres in Colombia.

At December 31, 2013, our gross undeveloped acreage was located 56% in Peru (34% Blocks 123 and 129), 38% in Colombia and 6% in Argentina.

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

While continuing to pursue opportunities to grow our business both through internal growth and through mergers, acquisitions and other asset transactions, we will also pursue opportunities to dispose of non-core assets through farm-outs or outright disposition of assets, which may include a sale of the stock of one or more of our subsidiaries. To implement this strategy, we may be involved in various related discussions and activities at any given time. Acquisitions are motivated by many factors, including, among others, our desire to grow our business, obtain quality assets, including ones with attractive revenue streams, and acquire skilled personnel. Dispositions are motivated by our desire devote our resources to our best performing and most profitable assets that result in us achieving the best return.

A key to our business plan is positioning and being in the right place at the right time with the right resources. The fundamentals of this strategy are described in more detail below:

•
Position in countries that are welcoming to foreign investment, provide attractive fiscal terms, have stable legal systems, offer opportunities that we believe have been previously ignored or undervalued, and have an active market with many available deals;

•	Build a balanced portfolio of production, development and exploration assets and opportunities, with a drilling inventory that balances risks and rewards to create value;

•
Retain operatorship of assets whenever possible to retain control of work programs, budgets, prospect generation, drilling operations and development activities; non-operating positions will be taken when operators add a strategic advantage to our business growth;

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

Research and Development

We have not expended any resources on pursuing research and development initiatives. We utilize existing technology, industry best practices and continual process improvement to execute our business plan.

Marketing and Major Customers

Colombia

Our oil in Colombia is good quality light oil, with 96% of production coming from the Putumayo Basin with an average API of 29° to 30°. Ecopetrol is the main purchaser of our crude oil production in Colombia and the source of a significant portion of our revenues. Sales to Ecopetrol accounted for 41%, 74% and 87% of our consolidated revenues in 2013, 2012 and 2011, respectively.

We have entered into agreements to sell to Ecopetrol the volume of crude oil production produced in the Chaza Block, Santana Block and Guayuyaco Block (the “Putumayo production”). The volume of crude oil does not include the volume of oil owned by the ANH corresponding to royalties, other than HPR royalties. These agreements are subject to renegotiation periodically and generally contain mutual termination provisions with 30 days notice. These agreements will expire November 30, 2014. In the event that Ecopetrol does not accept a full delivery of this production, we may sell to another party the crude oil not accepted. We deliver our oil to Ecopetrol through our transportation facilities which include pipelines, gathering systems and trucking.

Prior to the end of January 2012, the sales point for our sales to Ecopetrol of the Putumayo production to be exported through the Port of Tumaco on the Pacific coast of Colombia was a point in the Putumayo Basin. Beginning in February 2012, the sales point was changed to the Port of Tumaco. Due to the change in the sales point for Putumayo production to the Port of Tumaco, we entered into crude oil transportation agreements with Ecopetrol pursuant to which we pay a transportation and commercialization tariff and transportation tax for the transportation of the Putumayo production from the Putumayo Basin to the Port of Tumaco.

In 2013, Ecopetrol transferred its hydrocarbon transport and logistics assets to its wholly-owned subsidiary, CENIT Transporte y Logistica de Hidrocarburos S.A.S ("CENIT"). We entered into transportation agreements (the “Transportation Agreements”) with CENIT, each dated August 31, 2013. Pursuant to the Transportation Agreements, each of Gran Tierra Energy Colombia Ltd. and Petrolifera Petroleum (Colombia) Limited have the right to transport up to 10,000 BOPD, subject to availability of capacity, of crude oil production from the Chaza Block, Santana Block and Guayuyaco Block in Colombia: (1) from Santana Station to CENIT’s facility at Orito through CENIT’s Mansoya – Orito Pipeline, and (2) from CENIT’s facility at Orito to the Port of Tumaco through CENIT’s Orito – Tumaco Pipeline. We can request that CENIT transport additional crude oil in excess of 20,000 BOPD through the pipelines on the same terms, which CENIT may do at its sole discretion.

Generally, under these agreements, CENIT is liable (subject to specified limitations) for risk of loss of oil during transportation except in cases where such loss is due to events in the nature of force majeure or acts of third parties or the shipper and CENIT has adopted reasonable and timely measures to prevent serious damage. Each of the Transportation Agreements have a term of one year ending August 31, 2014. Currently we have Firm Capacity Transportation Agreements for 6,000 BOPD, of which 3,000 BOPD are under ship or pay agreements, that are in place for eight years and the remainder of our Putumayo production is transported through the Transportation Agreements.

In the event Ecopetrol does not accept a full delivery of our production, we have four alternative purchasers: Gunvor Colombia SAS ("Gunvor"), Petrobras Colombia Limited (“Petrobras Colombia”), Core Petroleum LLC ("Core") and one other short-term customer. Sales to Gunvor, Petrobras Colombia, Core and the short-term customer accounted for 38%, 2%, 2% and 3% of our consolidated revenues during the year ended December 31, 2013, respectively.

We are under no obligation to sell any oil to Gunvor until we specify for a particular day the amount of oil we wish to sell to them. Oil is delivered to Gunvor at the Costayaco battery and the sales point is where the oil is loaded into trucks at our loading facility in Costayaco. On November 22, 2013, the Gunvor agreements were extended by one year to December 2, 2014. Oil is delivered to Petrobras Colombia at facilities at Guaduas or Vasconia Stations and the sales point is the Port of Coveñas upon oil export. Oil is delivered to Core via pipeline to the Port of Esmeraldas, Ecuador and the sales point is when oil is loaded into an export tanker. Our short-term customer in Colombia permits us to use excess capacity on their pipeline to transport our oil to the Port of Coveñas with no minimum volume obligation. For this customer, the delivery point is the flange of the customers crude oil facility, but the sales point is when oil is loaded into their export tanker, which is subject to the export program and off-take procedures of the Port of Coveñas. We are under no obligation to sell any oil to Petrobras Colombia, Core or the other short-term customer.

The majority of the oil produced is transported by pipeline. Varying amounts of oil are trucked: (1) from Santana Station to Ecopetrol’s storage terminal at Orito, a distance of approximately 46 kilometers; (2) from the Costayaco field to Ecopetrol’s storage terminal at Neiva (Dina Station), approximately 350 kilometers north of the Chaza Block; (3) from the Costayaco field to the Atlántico Oil Terminal in Barranquilla, a distance of approximately 1,500 kilometers; (4) from the Garibay field to facilities at Vasconia Station, a distance of approximately 640 kilometers; and; (5) during 2012, from the Costayaco field to our short-term customer's facilities at Rio Loro Station, approximately 220 kilometers north of the field.

Oil prices for sales to Ecopetrol are defined by agreements with Ecopetrol based on a “marker” price (generally the average export price for crude oil from the port of shipment) with adjustments for quality and specified fees depending on the port, including port operation and commercialization fees and a transportation fee and transportation tax. Oil prices for sales to Gunvor are based on the average of West Texas Intermediate ("WTI") prices plus a Vasconia differential and premium, adjusted for trucking costs, since the sales point is at the loading facility in Costayaco. Oil prices for sales to Petrobras Colombia are based on Vasconia crude oil price less adjustments for quality, transportation, marketing and handling. Oil prices for sales to Core are based on average WTI crude oil price plus a premium. Oil prices for sales to our additional short-term purchaser are determined based on Vasconia crude oil price less adjustments for quality, transportation, marketing and handling. We receive revenues for our Colombian oil sales in U.S. dollars.

Argentina

We market our own share of production in Argentina. The purchaser of our oil in the Noroeste Basin of Argentina is Refineria del Norte S.A. (“Refinor”). Our contract with Refinor expired on January 1, 2008; however, we are continuing sales of our oil under monthly agreements with Refinor. In the Noroeste Basin, oil is delivered to the refinery by truck. At December 31, 2013, Shell C.A.P.S.A. (“Shell”) and YPF S.A. ("YPF") were the main purchasers of our oil in the Neuquen Basin of Argentina. In the Neuquen Basin, oil is delivered to the refinery by pipeline.

Sales to Refinor and Shell accounted for 5% and 1%, respectively, of our oil and natural gas sales in 2013, 6% and 3%, respectively, in 2012 and 3% each in 2011. The purchaser of our gas in Argentina is Albanesi S.A. Sales to Albanesi S.A. accounted for less than 1% of our oil and natural gas sales in each of the three years ended December 31, 2013.

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

Brazil

Petróleo Brasileiro S.A (“Petrobras”) is the purchaser of all of the oil produced from Block 155 in Brazil. Oil is trucked 26 miles to the Petrobras Carmo Oil Treatment Station. Oil prices for sales to Petrobras are based on the monthly average Brent Dated price less a refining and quality discount.

There were no sales in any countries other than Colombia, Argentina and Brazil in 2013, 2012 or 2011.

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

Geographic Information

Information regarding our geographic segments, including information on revenues, assets, expenses, and net income can be found in Note 4 to the Financial Statements, Segment and Geographic Reporting, in Item 8 “Financial Statements and Supplementary Data”, which information is incorporated by reference here. Long lived assets are Property, Plant and Equipment, which includes all oil and gas assets, furniture and fixtures, automobiles and computer equipment. No long lived assets are held in our country of domicile, which is the United States of America. "All Other" assets include assets held by our corporate head office in Calgary, Alberta, Canada. Because all of our exploration and development operations are in South America, we face many risks associated with these operations. See Item 1A “Risk Factors” for risks associated with our foreign operations.

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

Colombia

In Colombia, prior to 2004, Ecopetrol was the administrator of all hydrocarbons and therefore executed contracts with oil companies under different contractual types such as Association Contracts and Shared Risk Contracts. Under an Association Contract, the oil company (“Associate”) assumed all risk during the exploration phase and Ecopetrol had the obligation to reimburse the Associate, if the commerciality was accepted by Ecopetrol, the direct exploration costs which the Associate incurred in proportion to Ecopetrol's working interest. If Ecopetrol did not accept the initial commerciality of a field, the Associate could continue the activities at its sole risk and Ecopetrol would retain the right to back-in later, after Ecopetrol reimbursed the Associate for the initial exploitation work and exploration costs plus certain penalties, depending upon at what stage Ecopetrol later declared commerciality of the field.

Effective June 2003, the regulatory regime in Colombia underwent a significant change with the formation of the ANH. The ANH is now the administrator of the hydrocarbons in the country and therefore is responsible for regulating the Colombian oil and gas industry, including managing all exploration lands. Ecopetrol became a public company owned in majority by the state with the main purpose of exploring and producing hydrocarbons similar to any other oil company. However, Ecopetrol continues to have rights under the existing contracts executed with oil companies before the ANH was created. Ecopetrol continues to be the major purchaser and marketer of oil in Colombia, and operates the majority of the oil transportation infrastructure in the country.

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

We operate in Colombia through two branches – Gran Tierra Energy Colombia, Ltd. and Petrolifera Petroleum (Colombia) Limited. Both are qualified as operators of oil and gas properties by the ANH.

When operating under a contract, the contractor is the owner of the hydrocarbons extracted from the contract area during the performance of operations, and pays royalties which are collected by the ANH or Ecopetrol, depending on the type of contract. The contractor can market the hydrocarbons in any manner whatsoever, subject to a limitation in the case of natural emergencies where the law specifies the manner of sale.

Argentina

The Hydrocarbons Law 17.319, enacted in June 1967, established the basic legal framework for the regulation of exploration and production of hydrocarbons in Argentina. The Hydrocarbons Law empowers the National Executive Branch to establish a national policy for development of Argentina’s hydrocarbon reserves, with the main purpose of satisfying domestic demand. However, on January 5, 2007, Law 26.197 was passed by the Government of Argentina. This legal framework replaced article one of the Hydrocarbons Law 17.319 and provides for the provinces to assume complete ownership, authority and administration of the oil and natural gas reserves located within their territories, including offshore areas up to 12 nautical miles from the coast line. This includes all exploration permits and exploitation and transportation concessions.

On June 3, 2002, the Government of Argentina issued a resolution authorizing the Energy Secretariat to limit the amount of oil that companies can export. The restriction was to be in place from June 2002 to September 2002. However, on June 14, 2002, the government agreed to abandon the limit on oil export volumes in exchange for a guarantee from oil companies that domestic demand would be supplied. Oil companies also agreed not to raise natural gas and related prices to residential customers during the winter months and to maintain gasoline, natural gas and oil prices in line with those in other South American countries.

Near the end of 2007, the Government of Argentina issued decrees changing the withholding export tax structure and further regulating oil exports.

At the end of 2008, the Argentina government launched the Gas Plus and Petroleum Plus programs, programs designed to stimulate investments in and production of natural gas and oil through providing incentives for new production of natural gas or oil, either from new discoveries, enhanced recovery techniques or reactivation of older fields. Companies apply for the incentives, and qualification is based on a complex set of formulas involving increased production over a calculated base and increases in proved reserves for the year. We have received credits totaling $6.2 million under the Petroleum Plus program related to our production for the fourth quarter of 2008, first, third and fourth quarters of 2010 and 2011. Realization of the credits is contingent on establishing a contract with a third party to purchase the credits or exporting oil. During the year ended December 31, 2013, we recognized $3.7 million (year ended December 31, 2012 - $0.7 million) upon the sale of credits. We have an additional $1.8 million of Petroleum Plus program credits which we plan to monetize in 2014. Future sales of these credits will be recognized when realized, as a contingent gain.

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

After general elections in October 2011, the Government of Argentina decided to remove certain subsidies which were implemented after the 2001/2002 Argentina economic crisis. Consequently, in November 2011, ENARGAS issued Regulation 1982 which broadened the application of a charge to certain industries and services, including oil & gas upstream and natural gas processing activities, and increased the charge. The charge was created in 2008 to fund the importation of natural gas and liquefied natural gas into Argentina. This measure has been challenged by some important companies within the industry.

In July 2012, the Argentina government mandated the creation of an oil planning commission that sets national energy goals and has the power to review private oil companies' investment plans. Private companies must submit an annual investment plan by September 30 of each year. The committee has the power to approve or reject annual investment plans.

In July 2013, the Argentina government issued Decree 929, which created the Investment Promotional Regime on Hydrocarbons Exploitation. Pursuant to the Decree, holders of exploration permits and exploitation concessions may apply to be included in the Promotional Regime by filing an investment project to invest foreign currency of not less than $1 billion during the first five years of the project. Companies included in the Promotional Regime will receive benefits from the fifth year after the execution of the relevant investment project, including exemptions from export duties for a portion of their hydrocarbon production and a relaxation of currency restrictions on funds derived from such hydrocarbon exports.

Additionally in Argentina some provincial regulations are changing, introducing new royalties and fees associated with extensions of concession agreements.

We operate in Argentina through Gran Tierra Energy Argentina S.R.L. and two branches: Petrolifera Petroleum (Americas) Limited - Sucursal Argentina and Petrolifera Petroleum Limited - Sucursal Argentina. Gran Tierra Energy Argentina S.R.L. is qualified by the Federal Secretary of Energy to be a titleholder of Exploration Permits and Exploitation Concessions as well as to operate them. Petrolifera Petroleum Limited - Sucursal Argentina is qualified to be a titleholder of Exploration Permits and Exploitation Concessions, but not to operate them. Petrolifera Petroleum (Americas) Limited - Sucursal Argentina is authorized by the Federal Secretary of Energy to be a titleholder of Exploration Permits and Exploitation Concessions as well as to operate them and is taking steps to obtain its annual qualification renewal.

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

PeruPetro enters into either license contracts or service contracts for hydrocarbon exploration and exploitation. Peruvian law also allows for other contract models, but the investor must propose contract terms compatible with Peru’s interests. We only operate under license contracts and do not foresee operating under any service contracts. A company must be qualified by PeruPetro to enter into hydrocarbon exploration and exploitation contracts in Peru. In order to qualify, the company must meet the standards under the Regulations Governing the Qualifications of Oil Companies. These qualifications generally require the company to have the technical, legal, economic and financial capacity to comply with all obligations it will assume under the contract based on the characteristics of the area requested, the possible investments and the environmental protection rules governing the performance of its operations. When a contractor is a foreign investor, it is expected to incorporate a subsidiary company or registered branch in accordance with Peruvian corporate law and appoint Peruvian representatives in accordance with the Organic Hydrocarbon Law who will interact with PeruPetro.

We operate in Peru through Gran Tierra Energy Peru S.R.L. and Petrolifera Petroleum Del Peru S.A.C. Gran Tierra Energy Peru S.R.L. has been qualified by PeruPetro with respect to its contracts for Blocks 95, 123 and 129 and Petrolifera has been qualified by PeruPetro with respect to its contracts for Blocks 107 and 133.

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

In accordance with the Petroleum Law, the acquisition of oil and natural gas property and oil and gas operations by state and private companies is subject to legal, technical and economic standards and regulations issued by the Agência Nacional de Petróleo, Gás Natural e Biocombustíveis ("ANP"), the agency created by the Petroleum Law and vested with regulatory and inspection authority to ensure adequate operational procedures with respect to industry activities and the supply of fuels throughout the national territory.

The ANP has authority for the implementation of the national oil and natural gas policy in accordance with the National Council of Energy Policy. The ANP conducts bid rounds to award exploration, development and production contracts, as well as to approve the construction and operation of refineries and gas processing units, transportation facilities (including port terminals), import and export of oil and natural gas, as well as supervision of the activities which integrate the petroleum industry and the general enforcement of the Petroleum Law.

During a public bid procedure, any company evidencing technical, financial and legal standards under the applicable regulations may qualify and apply for particular blocks made available for concession contracts. Qualified companies may compete alone or in association with other companies, including through the formation of “consortia” (unincorporated joint-ventures), provided they agree to comply with all the applicable requirements of Brazilian Corporate Law. Blocks awarded and the duration of the exploration and production periods are defined in the contracts which, besides the usual covenants that can be found in oil concessions, such as exploration and development programs, relinquishment of areas, and unitization, include reversion to the state of certain assets at the end of the concession. Contracts may be assigned or transferred to other Brazilian companies that comply with the technical, financial and legal requirements established by the ANP.

Oil and natural gas resources in Brazil, whether onshore or offshore, belong to the Brazilian government. However, under the Concession Regime, after the discovery of oil and gas reserves, ownership is assigned to the concessionaire. Under the principles of the Federal Constitution, the national territory comprises all land and the continental shelf. Brazil is a signatory of the conventions regulating the economic use of the sea and its subsoil. Brazil is thus entitled to the enjoyment of the resources over the territorial sea and marine platform up to the limits indicated in the pertinent treaties.

Concessionaires are required under Law No. 9478 to pay the government dues and fees, in addition to the charges for sale of pre-bid data and information. The ANP has the power to determine the criteria under which the Government Take will be assessed within the limits established by Decree No. 2705/98. Government Take comprises (i) signature bonus, (ii) royalties, (iii) special participation and (iv) area rentals. Part of the Government Take is passed on to States and Municipalities and other government branches according to law.

We operate in Brazil through Gran Tierra Energy Brasil Ltda. (“Gran Tierra Brazil”). Gran Tierra Brazil received approval from the ANP as a Class B operator permitting Grant Tierra Brazil to act as an operator both onshore and in the shallow water offshore Brazil.

In addition to the risk factors referenced in the Argentina and Peru sections above, see "Our Business is Subject to Local Legal, Political and Economic Factors Which are Beyond Our Control, Which Could Impair Our Ability to Expand Our Operations or Operate Profitably" in Item 1A “Risk Factors” for information regarding the regulatory risks that we face.

Environmental Compliance

Our activities are subject to existing laws and regulations governing environmental quality and pollution control in the foreign countries where we maintain operations. Our activities with respect to exploration, drilling, production and facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil and other products, are subject to stringent environmental regulation by provincial and federal authorities in Colombia, Argentina, Peru and Brazil. Such regulations relate to environmental impact studies, permissible levels of air and water emissions, control of hazardous waste, construction of facilities, recycling requirements and reclamation standards, among others. Risks are inherent in oil and gas exploration, development and production operations, and significant costs and liabilities may be incurred in connection with environmental compliance issues. Licenses and permits which we may require to carry out exploration and production activities may not be obtainable on reasonable terms or on a timely basis, and such laws and regulations may have an adverse effect on any project that we may wish to undertake.

In 2014, we plan to spend approximately $16.0 million in Colombia on capital programs related to environmental studies, community consultations and environmental remediation. In Peru, costs for environmental and social projects are expected to be approximately $18.0 million and mainly relates to environmental and social impact assessments, implementation of environmental management plans, and environmental and social monitoring activities. We plan to spend approximately $2.5 million in Argentina on programs related to environmental matters, including environmental studies, environmental remediation and wastewater treatment facilities improvements. In Brazil, we plan to spend approximately $2.5 million on costs for environmental projects including waste management.

In 2013, we experienced a limited number of environmental incidents and enacted the following environmental initiatives:

•
In Colombia, we continued measures to contain the release of oil from a flow-through drainage chamber in the Mary battery and investigated the source of the release. We are developing a plan for remediation activities. Additionally, during 2013, the number of illegal valves installed on the section of pipeline from Uchupayaco to Santana increased. Three oil seeps were found which related to pipeline disruptions in areas with difficult access. In each of these incidents, we completed a full clean up and remediation of the affected area. A number of minor incidents on our blocks occurred, each of which caused small quantities of oil to be spilled. In each of these minor incidents, we completed a full clean up and remediation of the affected area.

•
In Argentina, minor spills occurred relating to oil and produced water transported by pipeline. In each case, we completed a full clean up and remediation of the affected area. We also undertook site remediation and restoration activities.

•
In Peru, we continued the Environmental Monitoring Program for drilling and seismic activities on Block 95 and partnerships were established with the Pacaya Samiria Natural Reserve and Pucacuro National Reserve. We are also seeking the necessary permits for the relocation of four well pads and a new seismic project in Block 107 and we continued preparations for an Environmental Impact Study for seismic and drilling activities on Blocks 133, 123 and 129.

•
In Brazil, we implemented a water, soil and air monitoring program for our blocks in the Recôncavo Basin, constructed barriers on the Tiê field to prevent soil erosion and to contain minor spills and commenced a reforestation project.

We will continue to strive to be in compliance with all environmental and pollution control laws and regulations in Colombia, Argentina, Peru and Brazil. We plan to continue environmental, health and safety initiatives in order to minimize our environmental impact and expenses. We also plan to continue to improve internal audit procedures and practices in order to monitor current performance and search for improvement.

We expect the cost of compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment for the remainder of our operations, will not be material to Gran Tierra.

We have implemented a company wide web-based reporting system which allows us to better track incidents and respective corrective actions and associated costs. We have a Corporate Health, Safety and Environment Management System and follow Environmental Best Practices. We have an environmental risk management program in place as well as waste management procedures. Air and water testing occur regularly, and environmental contingency plans have been prepared for all sites and ground transportation of oil. We have a regular quarterly comprehensive reporting system, with a schedule of internal audits and routine checking of practices and procedures. Emergency response exercises were conducted in Calgary, Argentina, Colombia, Peru and Brazil.

Community Relations Initiatives

In 2013, we continued standardized, quarterly reporting on our community relations initiatives. In addition to employing local people and hiring local companies as often as feasible in all of our operations, we have a program of community investment in all of our operating areas. We also continuously monitor the needs of the communities where we operate to ensure that our investments meet their requirements and have the highest positive impact possible.

Projects undertaken in 2013 were as follows:

Colombia

In 2013, our most significant community relations initiatives and investments were made in the municipalities of Mocoa, Villagarzon and Puerto Guzman in the Department of Putumayo and the Municipality of Piamonte in the Department of Cauca.
We made voluntary investments in relation to community support during drilling projects on the Chaza Block. Below is a description of our $2.5 million voluntary social investment, responding to the needs identified and prioritized by the communities in those areas in which we operate.

•	Provided support for education, including providing funding for technology.

•	Supported community groups in projects that benefited local families with agriculture projects.

•
Various projects for the support of cultural identity such as sponsorship of local festivals that celebrate indigenous culture and history and sponsorship of local people to attend a conference of indigenous peoples from various areas in the country.

•
Various programs for strengthening local infrastructure such as paving streets in urban areas, construction of cultural venues, construction of sport facilities and computer rooms, and provision of materials for electric power supply in rural areas.

•	Projects related to health, basic sanitation and housing including construction of a hospital emergency room and improving health facilities and housing.

•	Provided strong communications with the communities and undertook consultations with ethnic minorities.

Argentina

In 2013, we invested approximately $0.6 million in the following activities:

•	Provided and distributed education materials to schools in our operated areas. Ran workshops and provided training to teachers for health, and physical education.

•	Provided child protection related training courses to local organizations.

•	Provided materials and support to local communities for improvements to rain water gathering systems.

•	Worked with a local agricultural agency to improve crop production, including providing tools, seeds and education.

•	Supported fair trade initiatives for local artisans.

•	Worked with local communities to improve chaguar production, a plant that is used to make fabrics, baskets and belts.

•	Supported local youth environmental protection initiatives.

•	Delivered supplies and medicines to hospitals.

Peru

In 2013, we invested approximately $1.0 million in the following activities:

•	On Block 95, we made improvements to the health center and electricity generators in Bretaña town.

•	Held consultation and education sessions with various communities located on our blocks and developed technical workshops with indigenous organizations on the uses of natural resources.

•	Provided healthcare support services to communities in our blocks.

•	Provided temporary employment to residents in our blocks.

•	Supported initiatives to provide identification documents to rural communities to enable them to work and access health, education and other social programs.

•	Provided funding for turtle conservation projects in the Pacaya Samiria National Reserve.

•	Supported conservation monitoring activities in the Pucacuro National Reserve, included financing the construction of a conservation research center.

Brazil

In 2013, we invested approximately $80,000 in supporting schools in the municipality of Pojuca, in the Salvador region.

Employees

At December 31, 2013, we had 520 full-time employees: 48 located in the Calgary corporate office, 283 in Colombia (142 staff in Bogota and 141 field personnel), 86 in Argentina (39 office staff in Buenos Aires and 47 field staff, of which 32 were unionized), 60 in Peru (50 office staff in Lima and 10 field staff) and 43 in Brazil (31 office staff in Rio de Janeiro and Salvador and 12 field staff). Other than as disclosed above, none of our employees are represented by labor unions, and we consider our employee relations to be good.

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

During 2012 and 2013, guerrilla activity in Colombia increased significantly. This increased activity creates a greater risk for our operations and our employees and our mitigation activities may not be adequate to alleviate the risks arising from such guerrilla activity.

For over 40 years, the Colombian government has been engaged in a civil war with two main Marxist guerrilla groups: the Revolutionary Armed Forces of Colombia ("FARC") and the National Liberation Army ("ELN"). Both of these groups have been designated as terrorist organizations by the United States and the European Union. Another threat comes from criminal gangs formed from the former members of the United Self-Defense Forces of Colombia militia, a paramilitary group that originally sprouted up to combat FARC and ELN, which the Colombian government successfully dissolved.

We operate principally in the Putumayo Basin in Colombia, and have properties in other basins, including the Catatumbo, Cauca, Llanos, Sinu-San Jacinto, Middle Magdalena and Lower Magdalena Basins. The Putumayo and Catatumbo regions have been the breeding place of guerrilla activity. Pipelines have been primary targets because such pipelines cannot be adequately secured due to the sheer length of such pipelines and the remoteness of the areas in which the pipelines are laid. The Ecopetrol-operated Trans-Andean oil pipeline (the "OTA pipeline”) which transports oil from the Putumayo region and upon which we materially rely has been targeted by these guerrilla groups. Starting in 2008, the OTA pipeline experienced outages of various lengths. In 2012, the OTA pipeline was shutdown for over 162 days and the shutdown had a material adverse effect on our deliveries to Ecopetrol and our financial performance for 2012. Recently we have experienced outages from October 2012 through February 2014. In 2013, the OTA pipeline was shutdown for approximately 229 days. We have employed mitigation strategies as discussed in the risk "We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses" later in this section. Such disruptions may continue indefinitely and could harm our business.

In 2013, we experienced damage to two of our facilities in the amount of approximately $0.8 million. Production of about 330 BOPD was shut in for 39 days. No long-term environmental damage or injury to personnel occurred in either incident. Continuing attempts by the Colombian government to reduce or prevent guerrilla activity may not be successful and guerrilla activity may continue to disrupt our operations in the future. Our efforts to increase security measures may not be successful and there can also be no assurance that we can maintain the safety of our or our contractors' field personnel and Bogota head office personnel or operations in Colombia or that this violence will not continue to adversely affect our operations in the future and cause significant loss.

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

The majority of our oil in Colombia is contracted for delivery to a single pipeline owned by CENIT S.A. ("CENIT"), a wholly-owned subsidiary of Ecopetrol, and operated by Ecopetrol. Sales of oil have been and could continue to be disrupted by damage to this pipeline or displaced by Ecopetrol’s use of the pipeline itself. Under our transportation contract with CENIT, the delivery point for our oil is at the end of the pipeline. This creates a risk of loss of oil due to sabotage by guerrillas or theft from the pipeline which may result in reduced revenues and increased clean-up or third party costs. We have attempted to mitigate the risk of increased costs with insurance and are investigating potential ways to mitigate and reduce revenue risk. CENIT and Ecopetrol maintain responsibility for clean-up of any spilled oil and for pipeline repair.

Problems with these pipelines can cause interruptions to our producing activities if they are for a long enough duration that our storage facilities become full. For example, we experienced disruptions in transportation on this pipeline in March and April of 2008, June, July and August of 2009, June, August, and September 2010, February 2011, February to August of 2012 and October 2012 to February 2014 as a result of sabotage by guerrillas. In addition, there is competition for space in these pipelines, and additional discoveries in our area of operations by other companies could decrease the pipeline capacity available to us. Trucking is an alternative to transportation by pipeline; however, it is generally more expensive and carries higher safety risks for us, our employees and the public.

Recent alternative transportation arrangements in Colombia allowed us to deliver our full production during 2013; however, these deliveries result in reduced realized prices compared to the Ecopetrol operated OTA pipeline deliveries and are not necessarily sustainable. When disruptions are of a long enough duration, our sales volumes may be lower than normal, which will cause our cash flow to be lower than normal, and if our storage facilities become full, we can be forced to reduce production.

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

Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results.

Oil sales in Colombia are mainly to Ecopetrol and, in 2013, to another customer. While oil prices in Colombia are related to international market prices, lack of competition and reliance on a limited number of customers for sales of oil may diminish prices and depress our financial results.

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

In Brazil, there are a number of potential customers for our oil, and we are working to establish relationships with as many as possible to ensure a stable market for our oil. Currently, essentially all of our production in Brazil is sold to Petróleo Brasileiro S.A (“Petrobras”). Petrobras’ refinery in the area of our operations has previously had some technical difficulties which have restricted its ability to receive deliveries. Our second option in the area is at full capacity. This could mean that we cannot produce to full capacity in the area because of restrictions in being able to deliver our oil.

Our Business is Subject to Local Legal, Political and Economic Factors Which Are Beyond Our Control, Which Could Impair Our Ability to Expand Our Operations or Operate Profitably.

We operate our business in Colombia, Argentina, Peru, and Brazil, and may eventually expand to other countries. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. For example, starting on November 21, 2008, we were forced to reduce production in Colombia on a gradual basis, culminating on December 11, 2008, when we suspended all production from the Santana, Guayuyaco and Chaza Blocks in the Putumayo Basin. This temporary suspension of production operations was the result of a declaration of a state of emergency and force majeure by Ecopetrol due to a general strike in the region. In January 2009, the situation was resolved and we were able to resume production and sales shipments. Starting in 2010, there was an increased presence of illegitimate unionization activities in the Putumayo Basin by the Sindicato de Trabajadores Petroleros del Putumayo, which disrupted our operations from time to time and may do so in the future. During 2011, 2012 and 2013, Argentina has experienced increased union activity and this may create disruptions in our Argentina operations in the future. During 2012 and 2013, we have also experienced related issues with landowners blocking access to our fields in Argentina. Our production in Brazil was shut in for three weeks in October 2013 as a result of a strike by employees of Petrobras which affected the crude oil receiving terminal we use in the Recôncavo Basin. We do not know how long such labor action will last, and if it lasts a significant amount of time, it may effect our ability to meet our production targets.

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

Additionally in Argentina, some provincial regulations are changing, introducing new and/or increased royalties and fees associated with extensions of concession agreements. These royalties and fees represent increased costs for the affected concessions, specifically our Rio Negro Province concession, which could result in a decreased rate of return from this asset and could negatively affect our business in Argentina.

Almost All of Our Cash and Cash Equivalents is Held Outside of Canada and the United States, and if We Determine to, or Are Required to, Repatriate These Funds, We Could be Subject to Significant Taxes.

At December 31, 2013, 97% of our cash and cash equivalents was held by subsidiaries and partnerships outside of Canada and the United States. Subsequent to year-end, some of this cash was used to pay amounts owing to the head office, however, this cash was generally not available to fund domestic or head office operations unless funds are repatriated. At this time, we do not intend to repatriate funds, but if we did, we might have to accrue and pay taxes in certain jurisdictions on the distribution of accumulated earnings.

We Have an Aggressive Business Plan, and if We do not Have the Resources to Execute on Our Business Plan, We May Be Required to Curtail Our Operations.

Our capital program for 2014 calls for approximately $467 million to fund our exploration and development, which we intend to fund through existing cash on hand and cash flows from operations at current production and commodity price levels. Funding this program relies in part on oil prices remaining high and other factors to generate sufficient cash flow. If we are not able to generate the sales which, together with our current cash resources, are sufficient to fund our capital program, we will not be able to efficiently execute our business plan which would cause us to decrease our exploration and development, which could harm our business outlook, investor confidence and our share price.

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

As discussed above (see “Royalties”, above, in Item 1), our production from the Costayaco Exploitation Area is subject to the HPR royalty, which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. The ANH has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which we contested because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. We also believe that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is our view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and we have initiated the dispute resolution process under the Chaza Contract and filed an arbitration claim seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. The ANH has filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that we breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. As at December 31, 2013, total cumulative production from the Moqueta Exploitation Area was 2.3 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $38.4 million. At this time no amount has been accrued in the financial statements nor deducted from our reserves for the disputed HPR royalty as we do not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $28.9 million as at December 31, 2013. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

In Argentina, some provincial regulations are changing, introducing new and/or increased royalties and fees associated with extensions of concession agreements. These royalties and fees represent increased costs for the affected concessions, specifically our Rio Negro Province concessions, which could result in a decreased rate of return from these assets and could negatively affect our business in Argentina.

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

Currently most oil and gas producers in Argentina are operating without sales contracts. In 2008, a new withholding tax regime for exports was introduced without specific guidance as to its application. The domestic price was regulated in a similar way, so that both exported and domestically sold products were priced the same. Producers and refiners of oil in Argentina were unable to determine an agreed sales price for oil deliveries to refineries. In our case, the refineries’ price offered to oil producers reflects their price received, less taxes and operating costs and their usual mark up. Along with most other oil producers in Argentina, we are continuing negotiating sales on a spot price basis with refiners and the price is negotiated on a month by month basis. The Provincial governments have also been hurt by these changes as their effective royalty and turnover tax takes have been reduced and capital investment in oilfields has declined, and so they are lobbying to change the situation. The government introduced the Petro Plus and Gas Plus programs in 2009, which grant higher prices to producers that sell production from new reserves. This positive step forward will hopefully lead to further opening of price regulation in Argentina.

The government of Argentina has been active in the oil and gas business. On April 16, 2012, the government announced their intention to acquire a 51% interest in YPF S.A. ("YPF") from Repsol S.A. (Repsol S.A. holds 56.7% of YPF), and retain 51% control for the Federal Government and distribute 49% of the shares to Argentina provinces. During 2012, the Argentina government took control of YPF's operations and signed deals with Chevron Corporation and others for developing shale resources. Repsol S.A. has filed international complaints and US lawsuits regarding the takeover and subsequent deals. Prior to this announcement, various provincial governments announced contract cancellations effecting YPF, Petrobras Argentina S.A., and Azabache Energy Inc., among others. The reason cited for the contract cancellations was lack of activity in the areas in question. We have active programs in all producing areas, which we believe helps mitigate our risk. However, despite the fact that all employees in Argentina are Argentines employed by a locally incorporated company, we also operate through two branches of foreign entities, and are viewed as a foreign company and could therefore face increased risk.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in U.S. dollars. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our income taxes in Colombia are paid in Colombian pesos. Our production in Argentina is primarily invoiced in U.S. dollars, but payment is made in Argentina pesos, at the then current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to U.S. dollars, our functional currency. Since September 1, 2005, exchange rates between the Colombian peso and U.S. dollar have varied between 1,648 pesos to one U.S. dollar to 2,632 pesos to one U.S. dollar, a fluctuation of approximately 60%. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentina peso and U.S. dollar has varied between 3.05 pesos to one U.S. dollar to 8.02 pesos to the U.S. dollar, a fluctuation of approximately 162%. Production in Brazil is invoiced and paid in Brazilian Reals. Since September 1, 2005, the exchange rate of the Brazilian Real has varied between 1.56 Reals to one U.S. dollar to 2.45 Reals to the U.S. dollar, a variance of 57%. Current and deferred tax liabilities in Colombia are denominated in Colombian pesos and the weakening of 9% in the Colombian Peso against the U.S. dollar in the year ended December 31, 2013, resulted in a foreign exchange gain.

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

Negative Political Developments in Colombia May Negatively Affect Our Proposed Operations.

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

We are subject to the U.S. Foreign Corrupt Practices Act, a Violation of Which Could Adversely Affect Our Business.

The U.S. Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws in other jurisdictions prohibit corporations and individuals, including us and our employees, from making improper payments to non-U.S. officials and certain other individuals and organizations for the purpose of obtaining or retaining business or engaging in certain accounting practices. We do business and may do future business in countries in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, international organizations, or private entities. As a result, we face the risk of unauthorized payments or offers of payments by employees, contractors and agents of ours or our subsidiaries or affiliates, even though these parties are not always subject to our control or direction. It is our policy to implement compliance procedures to prohibit these practices. However, our existing safeguards and any future improvements may prove to be less than effective or may not be followed, and our employees, contractors, agents, and partners may engage in illegal conduct for which we might be held responsible. Also, the FCPA contains certain accounting standards which obligate us to maintain accurate and complete books and records and a system of effective internal controls. These accounting provisions are very broad and a violation can occur even if there is no evidence of a bribe. The U.S. government is actively investigating and enforcing the FCPA and similar laws against companies and individuals. A violation of any of these laws, even if prohibited by our policies, may result in criminal or civil sanctions or other penalties (including profit disgorgement), could disrupt our business and could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to investigate and defend, and impair our ability to do business. A number of countries, including Canada, have strengthened their anti-corruption legislation. These laws prohibit both domestic and international bribery. There is a risk that an act of corruption can result in a violation of not only the FCPA, but also the laws of several other countries.

Our Business Could be Negatively Impacted by Security Threats, Including Cybersecurity Threats as Well as Other Disasters, and Related Disruptions.

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

We are subject to licensing and permitting requirements relating to exploring and drilling for and development of oil and natural gas, including seismic, environmental and many other operating permits. We may not be able to obtain, sustain or renew such licenses and permits on a timely basis or at all. For example, the permitting process in Peru takes significant time, meaning that exploration and development projects have a longer cycle time to completion than they might elsewhere. In Colombia, other drilling and development projects are being delayed, most significantly our Moqueta field development, because of delays at the Ministry of the Environment and other government departments. In addition, environmental and social evaluation demands have increased in Colombia, causing permit processing to take longer than previously experienced in the areas where we operate. These delays are also significantly impacting other industry participants. Regulations and policies relating to these licenses and permits may change, be implemented in a way that we do not currently anticipate or take significantly greater time to obtain. These licenses and permits are subject to numerous requirements, including compliance with the environmental regulations of the local governments. As we are not the operator of all the joint ventures we are currently involved in, we may rely on the operator to obtain all necessary permits and licenses. If we fail to comply with these requirements, we could be prevented from drilling for oil and natural gas, and we could be subject to civil or criminal liability or fines. Revocation or suspension of our environmental and operating permits could have a material adverse effect on our business, financial condition and results of operations. For example, currently in Brazil, we are subject to restrictions on flaring natural gas, which have the impact of limiting our production capacity. Additionally in Brazil, the exploration phase of three of our concession agreements was due to expire on November 24, 2013. We have submitted an application to the ANP for extensions of the exploration phase of these concession agreements as provided for in the agreements; however, we may not be successful and loss of these agreements may impair our ability to grow our business in Brazil.

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

In 2011, we recorded a ceiling test impairment loss of $42.0 million in our Peru cost center related to seismic and drilling costs on two blocks which were relinquished and a ceiling test impairment loss of $25.7 million in our Argentina cost center related to an increase in estimated future operating and capital costs to produce our remaining Argentina proved reserves and a decrease in reserve volumes. In 2012, we recorded a ceiling test impairment loss of $20.2 million in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. The farm-out agreement for that block terminated during the first quarter of 2012 when we provided notice that we would not enter into the second exploration period. In 2013, we recorded a ceiling test impairment loss of $30.8 million in our Argentina cost center due to a decrease in reserves as a result of deferred investment and inconclusive waterflood results on the Puesto Morales Block and a $2.0 million in our Brazil cost center related to lower realized prices and an increase in operating costs.

Drilling New Wells and Producing Oil and Natural Gas From Existing Facilities Could Result in New Liabilities, Which Could Endanger Our Interests in Our Properties and Assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. Earthquakes or weather related phenomena such as heavy rain, landslides, storms and hurricanes can also cause problems in drilling new wells. There are also risks in producing oil and natural gas from existing facilities. For example, in January 2014, the Corunta-1 exploration well on the west flank of the Moqueta field encountered drilling problems prior to reaching the reservoir target on this long-reach deviated well, and the decision was made to abandon the well. The target location will be drilled again this year with a revised drilling plan. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. Incidents such as these can lead to serious injury, property damage and even loss of life. We generally obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Prices and Markets for Oil and Natural Gas Are Unpredictable and Tend to Fluctuate Significantly, Which Could Reduce Our Profitability, Growth and Value.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for West Texas Intermediate ("WTI") per bbl has varied from $66 in 2006 to $98 in 2013, demonstrating the inherent volatility in the market. The average Brent oil price per bbl was $111 in 2011, $112 in 2012 and $109 in 2013. Given the current economic environment and unstable conditions in the Middle East, North Africa, the United States and Europe, the oil price environment is unpredictable and unstable. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

In addition, oil and natural gas prices in Argentina are effectively regulated and during 2009 through 2013 were substantially lower than those received in North America. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contracts with offtakers may cause realized prices to be lower or higher than those received in North America. Oil prices in Brazil are defined by contract with the refinery and may be lower or higher than those received in North America.

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

Administrative Facilities

Our executive offices are located in Calgary, Canada. Our primary executive offices comprise approximately 15,700 square feet, which we lease for approximately $34,000 per month under a lease that expires on October 30, 2015. We also lease additional space in Calgary that we use to supplement our primary executive office space. We lease administrative office space in Colombia, Argentina, Peru and Brazil. We believe that our current executive and administrative offices are sufficient for our purposes or, to the extent that we need additional office space, that additional office space will be readily available to us.

Item 3. Legal Proceedings

As discussed above (see “Royalties”, above, in Item 1), Gran Tierra’s production from the Costayaco Exploitation Area is subject to the HPR royalty, which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. The ANH has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which was contested by Gran Tierra because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. Gran Tierra also believes that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process under the Chaza Contract and filed an arbitration claim seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. The ANH has filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that Gran Tierra breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. As at December 31, 2013, total cumulative production from the Moqueta Exploitation Area was 2.3 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $38.4 million. At this time, no amount has been accrued in the financial statements nor deducted from our reserves for the disputed HPR royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $28.9 million as at December 31, 2013. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

We have several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We record costs as they are incurred or become probable and determinable.

Item 4. Mine Safety Disclosures

Not applicable.

End of Item 4

Executive Officers of the Registrant

Set forth below is information regarding our executive officers as of February 19, 2014.

Name	Age	Position
Dana Coffield	55	President and Chief Executive Officer; Director
James Rozon	50	Chief Financial Officer
Shane O’Leary	57	Chief Operating Officer
David Hardy	59	Vice-President, Legal, Secretary and General Counsel
Rafael Orunesu	58	President, Gran Tierra Energy Argentina
Duncan Nightingale	55	President, Gran Tierra Energy Colombia
Julio Cesar Moreira	52	President, Gran Tierra Energy Brazil
Carlos Monges	57	President, Gran Tierra Energy Peru

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

David Hardy, Vice President, Legal, and Secretary and General Counsel. Mr. Hardy joined Gran Tierra as General Counsel, Vice President Legal and Secretary on March 1, 2010. He has more than 20 years’ experience in the legal profession. Before joining Gran Tierra, he worked for Encana Corporation from 2000 through 2009 where he held various positions, including: Vice President Divisional Legal Services, Integrated Oil and Canadian Plains Divisions; Vice President Regulatory Services, Corporate Relations Division; and Associate General Counsel, Offshore and International Division. For four of his eight years in the Offshore and International Division of Encana, Mr. Hardy led the Legal and Commercial Negotiations Group, where he was responsible for providing strategic legal, commercial and negotiation advice and support to the offshore and international business units. This included dealing with new venture activities and operational, joint venture and host government issues relating to projects in various countries, including Australia, Brazil, Chad, Libya, Oman, Qatar and Yemen. Prior to joining Encana, Mr. Hardy spent over 10 years in private practice and was a partner in a law firm in Calgary, Alberta. He holds a Juris Doctor Degree from the University of Calgary (converted from an LL.B Degree in 2011) and is a member of the Law Society of Alberta and the Association of International Petroleum Negotiators.

Rafael Orunesu, President, Gran Tierra Argentina. Mr. Orunesu joined Gran Tierra in March 2005. He brings a mix of operations management, project evaluation, production geology, reservoir and production engineering skills to Gran Tierra, with a South American focus. Prior to joining Gran Tierra he was Engineering Manager for Pluspetrol Peru, from 1997 through 2004, responsible for planning and development operations in the Peruvian North jungle. He participated in numerous evaluation and asset purchase and sale transactions covering Latin America and North Africa, discovering 200 MMbbl of oil over a five-year period. Mr. Orunesu was previously with Pluspetrol Argentina from 1990 to 1996 where he managed the technical/economic evaluation of several oil fields. He began his career with YPF, initially as a geologist in the Austral Basin of Argentina and eventually as Chief of Exploitation Geology and Engineering for the Catriel Field in the Neuquén Basin, where he was responsible for drilling programs, workovers and secondary recovery projects.
Mr. Orunesu has a postgraduate degree in Reservoir Engineering and Exploitation Geology from Universidad Nacional de Buenos Aires and a degree in Geology from Universidad Nacional de la Plata, Argentina.

Duncan Nightingale, President, Gran Tierra Energy Colombia. Mr. Nightingale joined Gran Tierra in September 2009, where he served in our Calgary, Canada office as our Vice President of Exploration from September 2009 to January 2011. He served in our Bogotá, Colombia office as our Senior Manager Project Planning and Exploration from January 2011 until August 2011, and was promoted to President of Gran Tierra Energy Colombia in August 2011. Prior to joining Gran Tierra, Mr. Nightingale was Senior Vice President, Exploration & Production, at Artumas Group Inc., a Canadian oil and gas company focusing on exploration and development of hydrocarbon reserves in Tanzania and Mozambique, where he was responsible for Artumas Group’s exploration and production operations in Mozambique and Tanzania and management of its gas processing plant and power generation facility in Tanzania. Prior to Artumas Group, Mr. Nightingale was General Manager, Exploration & Production, with Dana Gas PJSC, a leading private sector natural gas company in the Middle East, where Mr. Nightingale was responsible for all of Dana Gas’s exploration and production operations, and was responsible for a multi-million dollar exploration and development program in Kurdistan. Prior to Dana Gas, Mr. Nightingale was with Encana Corporation’s International Division from May 2002 until March 2007. From June 2002 until September 2003, he was the Country Manager in Qatar, responsible for managing Encana’s activities in Qatar, including the execution of exploration programs and new venture activity. From October 2003 until June 2006, he had similar responsibilities in the Sultanate of Oman, where he served as Encana’s Country Manager. Mr. Nightingale has a total of 30 years of corporate head office and resident in-country international operating experience, spanning all aspects of managing exploration programs, development and production operations, new business ventures, portfolio management and strategic planning. Mr. Nightingale graduated from the University of Nottingham in the U.K. with a Bachelor of Science degree with honors in Geology.

Julio Cesar Moreira, President, Gran Tierra Energy Brasil. Mr. Moreira joined our company as President, Gran Tierra Brazil in September 2009. Mr. Moreira has over 25 years of experience working for international companies in Brazil and USA in senior business development and management positions. Most recently, he was Managing Director for IBV Brasil Petroleo Ltda from September 2008 to August 2009 where he managed a portfolio of assets including 10 Exploration Deep Water Blocks located in Sergipe-Alagoas, Espirito Santo, Potiguar and Campos Basins, all in Brazil, and Brazil Country Manager for Encana Corporation from December 2001 to September 2008, where he was instrumental in capturing assets which were later sold for a combined value of over $500 million. Before Encana Corporation, Mr. Moreira was Brazil New Ventures & Business Development Vice President for Unocal Corporation where he successfully completed a $180 million corporate transaction to acquire a Natural Gas / Condensate field in Northeast Brazil and captured Deep Water Exploration assets offshore Brazil. Mr. Moreira holds an Information Technology degree from Universidade Federal Fluminense in Rio de Janeiro, and a post-graduate degree in Marketing from Rio Catholic University. In addition, he attended the Executive MBA Program at UFRJ/Coppead (Brazil), the Executive Management programs in Oil and Gas at Thunderbird (USA) and the Ivey Executive Program at the University of Western Ontario (Canada).

Carlos Monges, President, Gran Tierra Energy Peru. Mr. Monges has over 30 years of experience in the oil industry. He joined our company upon its acquisition of Petrolifera Petroleum Limited ("Petrolifera") in March 2011. He was Petrolifera’s country manager in Peru since 2005, with responsibility for management and exploratory operations in three onshore blocks. He was the senior geologist on the team that performed for PeruPetro S.A. ("PeruPetro") a geological and geophysical assessment of Peru’s hydrocarbon basins which was sponsored by the Canadian and Peruvian governments. Prior to that, Mr. Monges was the Operations Manager for Energy Development, Anadarko Petroleum and then BPZ Energy with respect to various offshore and onshore blocks in Peru. He began his career in the industry working as a field development geologist and a well-site and production geologist in Talara Basin for Petróleos del Perú S.A. and Occidental Petroleum and also worked as a mud engineer in drilling operations in Venezuela and Argentina. Mr. Monges received his Bachelor of Science Degree in Geological Engineering from Universidad Nacional Mayor de San Marcos, Lima in 1978, performed studies on exploration techniques at Robertson Research Center in United Kingdom in 1990, and completed certificate studies on oil industry management at the IHRDC program in Boston, USA in 1997. He is a current member and past director of the Peruvian Geological Society.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock trade on the NYSE MKT, and on the Toronto Stock Exchange ("TSX") under the symbol “GTE”. In addition, the exchangeable shares in one of our subsidiaries, Gran Tierra Exchangeco, are listed on the TSX and are trading under the symbol “GTX”.

As of February 19, 2014, there were approximately: 38 holders of record of shares of our Common Stock and 272,341,810 shares outstanding with $0.001 par value; and one share of Special A Voting Stock, $0.001 par value representing approximately six holders of record of 4,534,127 exchangeable shares which may be exchanged on a 1-for-1 basis into shares of our Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing nine holders of record of 6,334,313 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into shares of our Common Stock.

For the quarters indicated from January 1, 2012, through the end of the fourth quarter of 2013, the following table shows the high and low closing sale prices per share of our Common Stock as reported on the NYSE MKT.

	High	Low
Fourth Quarter 2013	$7.92	$6.86
Third Quarter 2013	$7.36	$6.01
Second Quarter 2013	$6.53	$5.21
First Quarter 2013	$6.12	$5.00
Fourth Quarter 2012	$5.93	$4.87
Third Quarter 2012	$5.51	$4.17
Second Quarter 2012	$6.64	$4.44
First Quarter 2012	$6.29	$4.73

Dividend Policy

We have never declared or paid dividends on the shares of Common Stock and we intend to retain future earnings, if any, to support the development of the business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, would be at the discretion of our Board of Directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs. Under the terms of our credit facility we cannot pay any dividends to our shareholders if we are in default under the facility, and if we are not in default then are required to obtain bank approval for any dividend payments made by us exceeding $2 million in any fiscal year.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gran Tierra Energy Inc, the Russell Small Cap Completeness Index, and the Dow Jones US Exploration & Production TSM Index

$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Gran Tierra Energy Inc
Russell Small Cap Completeness
Dow Jones US Exploration & Production TSM

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 Dow Jones & Co. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.

Item 6. Selected Financial Data
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

Statement of Operations Data
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Oil and natural gas sales	$720,450	$583,109	$596,191	$373,286	$262,629
Interest income	3,193	2,078	1,216	1,174	1,087
	723,643	585,187	597,407	374,460	263,716

Operating expenses	149,059	124,903	86,497	59,446	40,784
DD&A expenses	267,146	182,037	231,235	163,573	135,863
G&A expenses	53,400	58,882	60,389	40,241	28,787
Other gain	—	(9,336)	—	—	—
Other loss	4,400	—	—	—	—
Equity tax	—	—	8,271	—	—
Financial instruments (gain) loss	—	—	(1,522)	(44)	190
Gain on acquisition	—	—	(21,699)	—	—
Foreign exchange (gain) loss	(12,198)	31,338	(11)	16,838	19,797
	461,807	387,824	363,160	280,054	225,421

Income before income taxes	261,836	197,363	234,247	94,406	38,295
Income tax expense	(135,548)	(97,704)	(107,330)	(57,234)	(24,354)
Net income	$126,288	$99,659	$126,917	$37,172	$13,941

Net income per common share - basic	$0.45	$0.35	$0.46	$0.15	$0.06
Net income per common share - diluted	$0.44	$0.35	$0.45	$0.14	$0.05

Balance Sheet Data
	As at December 31, 2013	As at December 31, 2012	As at December 31, 2011	As at December 31, 2010	As at December 31, 2009
Cash and cash equivalents	$428,800	$212,624	$351,685	$355,428	$270,786
Working capital (including cash)	245,827	222,468	213,100	265,835	215,161
Oil and gas properties	1,250,070	1,196,661	1,036,850	721,157	709,568
Deferred tax asset - long term	1,407	1,401	4,747	—	7,218
Total assets	1,904,550	1,732,875	1,626,780	1,249,254	1,143,808
Deferred tax liability - long term	177,082	225,195	186,799	204,570	216,625
Total long-term liabilities	208,077	250,059	207,633	210,075	221,786
Shareholders’ equity	1,429,908	1,291,431	1,174,318	886,866	816,426

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

Overview

We are an independent international energy company incorporated in the United States and engaged in oil and natural gas acquisition, exploration, development and production. Our operations are carried out in South America in Colombia, Argentina, Peru, and Brazil, and we are headquartered in Calgary, Alberta, Canada. For the year ended December 31, 2013, 86% (year ended December 31, 2012 - 84%; year ended December 31, 2011 - 91%) of our revenue and other income was generated in Colombia.

As of December 31, 2013, we had estimated proved reserves NAR of 42.1 MMBOE, comprising 95% oil and 5% natural gas, of which 80% were proved developed reserves. Our primary source of liquidity is cash generated from our operations.
The price of oil is a critical factor to our business and the price of oil has historically been volatile. Future volatility could be detrimental to our financial performance. During 2013, the average price realized for our oil was $90.61 per barrel (2012 - $97.31; 2011 - $96.60).

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

While continuing to pursue opportunities to grow our business both through internal growth and through mergers, acquisitions and other asset transactions, we will also pursue opportunities to dispose of non-core assets through farm-outs or outright disposition of assets, which may include a sale of the stock of one or more of our subsidiaries. To implement this strategy, we may be involved in various related discussions and activities at any given time. Acquisitions are motivated by many factors, including, among others, our desire to grow our business, obtain quality assets, including ones with attractive revenue streams, and acquire skilled personnel. Dispositions are motivated by our desire devote our resources to our best performing and most profitable assets that result in us achieving the best return.

Highlights

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
Estimated Proved Oil and Gas Reserves, NAR, at December 31 (MMBOE)	42.1	4	40.6	19	34.0

Estimated Probable Oil and Gas Reserves, NAR, at December 31 (MMBOE)	69.8	347	15.6	5	14.8

Estimated Possible Oil and Gas Reserves, NAR, at December 31 (MMBOE)	72.0	139	30.1	(19)	37.0

Production (BOEPD) (1)	22,267	32	16,897	(3)	17,408

Prices Realized - per BOE	$88.65	(6)	$94.29	—	$93.83

Revenue and Other Income ($000s)	$723,643	24	$585,187	(2)	$597,407

Net Income ($000s)	$126,288	27	$99,659	(21)	$126,917

Net Income Per Share - Basic	$0.45	29	$0.35	(24)	$0.46

Net Income Per Share - Diluted	$0.44	26	$0.35	(22)	$0.45

Funds Flow From Operations ($000s) (2)	$352,929	9	$323,756	1	$319,046

Net Capital Expenditures ($000s) (3)	$314,818	1	$313,176	(4)	$327,647

	As at December 31,
	2013	% Change	2012	% Change	2011
Cash & Cash Equivalents ($000s)	$428,800	102	$212,624	(40)	$351,685

Working Capital (including cash & cash equivalents) ($000s)	$245,827	10	$222,468	4	$213,100

Property, Plant & Equipment ($000s)	$1,260,172	5	$1,205,426	15	$1,044,842
(1) Production represents production volumes NAR adjusted for inventory changes.

(2) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under generally accepted accounting principles in the United States of America (“GAAP”). Management uses this financial measure to analyze operating performance and the income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze operating performance and our financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from operations, as presented, is net income adjusted for depletion, depreciation, accretion and impairment (“DD&A”) expenses, deferred tax recovery or expense, stock-based compensation, unrealized gain on financial instruments, unrealized foreign exchange gain or loss, cash settlement of asset retirement obligation, other gain, other loss, equity tax and gain on acquisition. A reconciliation from net income to funds flow from operations is as follows:

	Year Ended December 31,
Funds Flow From Operations - Non-GAAP Measure ($000s)	2013	2012	2011
Net income	$126,288	$99,659	$126,917
Adjustments to reconcile net income to funds flow from operations
DD&A expenses	267,146	182,037	231,235
Deferred tax (recovery) expense	(29,499)	26,274	(28,685)
Stock-based compensation	8,918	12,006	12,767
Unrealized gain on financial instruments	—	—	(1,354)
Unrealized foreign exchange (gain) loss	(18,911)	17,054	(2,232)
Cash settlement of asset retirement obligation	(2,068)	(404)	(345)
Other gain	—	(9,336)	—
Other loss	4,400	—	—
Equity tax	(3,345)	(3,534)	2,442
Gain on acquisition	—	—	(21,699)
Funds flow from operations	$352,929	$323,756	$319,046

(3) In 2013, capital expenditures are net of proceeds of $54.0 million relating to termination of a farm-in agreement in Brazil; $4.1 million relating to our assumption of the remaining 50% working interest in the Santa Victoria Block in Argentina; and $1.5 million relating to the sale of our 15% working interest in the Mecaya Block in Colombia. In 2011, capital expenditures are net of proceeds of: $3.3 million from the farm-out of a 50% interest in the Santa Victoria Block in Argentina; and $1.2 million from the sale of a blow-out preventer in Argentina.

•
For the year ended December 31, 2013, oil and gas production, NAR and adjusted for inventory changes, increased by 32% to 22,267 BOEPD compared with 2012. In Colombia, alternative transportation arrangements to minimize the impact of pipeline disruptions, production from new wells and a decrease in oil inventory had a positive impact on production in 2013. Production in 2013 was 75% from the Chaza Block in Colombia and 8% and 5% from the Puesto Morales and Surubi Blocks in Argentina, respectively.

•
Estimated proved oil and NGL reserves, NAR, as of December 31, 2013, were 39.8 MMbbl, a 4% increase from the estimated proved reserves as at December 31, 2012. Proved reserves at December 31, 2013 were after 2013 oil and NGL production of 7.8 MMbbl NAR before inventory changes. The increase was primarily due to positive technical adjustments for the Costayaco field due to reservoir performance, additional development drilling in the Costayaco field and the appraisal drilling program in the Moqueta field. Reserves were also added for the Tiê field in the Recôncavo Basin, Brazil due to production performance. These reserve additions were offset by a decrease of 2.2 MMbbl in Argentina reserves, primarily related to the Puesto Morales field due to deferred investment and inconclusive waterflood results.

•
Estimated probable and possible oil and NGL reserves, NAR, as of December 31, 2013, were 68.9 MMbbl and 63.7 MMbbl, respectively, compared with 14.8 MMbbl and 21.5 MMbbl as of December 31, 2012. Probable oil and NGL reserves, NAR, increased by 366% and possible oil and NGL reserves, NAR, increased by 197% compared with 2012. The increase was due primarily to the Bretaña oil discovery in Peru which resulted in 57.6 MMbbl of probable and 47.0 MMbbl of possible liquids reserves.

•
Estimated proved gas reserves, NAR, as of December 31, 2013, were 13.5 Bcf compared with 12.8 Bcf as at December 31, 2012. At December 31, 2013, 59% of proved gas reserves were in the Sierra Nevada Block in Colombia and 35% were in the Puesto Morales Block in Argentina. Proved gas reserves were consistent with the prior year end as new gas reserves were developed to replace 2013 production. Estimated probable and possible gas reserves, NAR, as of December 31, 2013, were 5.5 Bcf and 50.3 Bcf, respectively, compared with 5.1 Bcf and 51.7 Bcf as of December 31, 2012.

•
For the year ended December 31, 2013, revenue and other income increased by 24% to $723.6 million compared with $585.2 million in 2012. The positive contribution from higher production levels was partially offset by lower realized prices. The average price realized per BOE decreased by 6% to $88.65 from $94.29 in 2012.

•
Net income increased by 27% to $126.3 million, or $0.45 per share basic and $0.44 per share diluted, for the year ended December 31, 2013, compared with $99.7 million, or $0.35 per share basic and diluted, in 2012. In 2013, increased oil and natural gas sales and foreign exchange gains and lower G&A expenses were partially offset by increased operating, DD&A and income tax expenses and other loss and the absence of other gain recorded in 2012. DD&A expenses for the year ended December 31, 2013, included a $30.8 million ceiling test impairment loss in our Argentina cost center due to a decrease in reserves as a result of deferred investment and inconclusive waterflood results on the Puesto Morales Block. DD&A expenses in 2012 included a $20.2 million ceiling test impairment in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10.

•
For the year ended December 31, 2013, funds flow from operations increased by 9% from $323.8 million to $352.9 million primarily due to increased oil and natural gas sales and lower G&A expenses and realized foreign exchange losses partially offset by increased operating and income tax expenses, including a $10.4 million non-recurring tax expense in Brazil on the proceeds from termination of a farmout agreement .

•
Cash and cash equivalents were $428.8 million at December 31, 2013, compared with $212.6 million at December 31, 2012. The change in cash and cash equivalents during 2013 was primarily the result of funds flow from operations of $352.9 million, a $167.9 million change in net assets and liabilities from operating activities, proceeds from oil and gas properties of $59.6 million, and proceeds from issuance of common stock of $3.8 million, partially offset by capital expenditures of $367.3 million and a $0.8 million increase in restricted cash.

•	Working capital (including cash and cash equivalents) was $245.8 million at December 31, 2013, a $23.4 million increase from December 31, 2012.

•
Property, plant and equipment at December 31, 2013, was $1.3 billion, an increase of $54.7 million from December 31, 2012, as a result of $314.8 million of net capital expenditures (net of proceeds from oil and gas properties of $59.6 million and excluding changes in non-cash working capital), partially offset by $260.1 million of depletion, depreciation and impairment expenses.

•
Net capital expenditures for the year ended December 31, 2013, were $314.8 million compared with $313.2 million for the year ended December 31, 2012. In 2013, capital expenditures included drilling of $220.9 million, geological and geophysical (“G&G”) expenditures of $93.0 million, facilities of $34.4 million and other expenditures of $26.1 million. Capital expenditures in 2013 were offset by proceeds from oil and gas properties of $59.6 million.

Estimated Oil and Gas Reserves

As at December 31, 2013, the estimated proved oil and gas reserves, NAR, were 42.1 MMBOE compared with 40.6 MMBOE as at December 31, 2012 and 34.0 MMBOE as at December 31, 2011. Proved reserves at December 31, 2013 were after 2013 oil and gas production of 8.1 MMBOE NAR before inventory changes.

Estimated proved oil and NGL reserves, NAR, as of December 31, 2013, were 39.8 MMbbl, a 4% increase from the estimated proved oil and NGL reserves as at December 31, 2012. The increase was due primarily due to positive technical adjustments for the Costayaco field due to reservoir performance, additional development drilling in the Costayaco field and the appraisal drilling program in the Moqueta field. Reserves were also added for the Tiê field in the Recôncavo Basin, Brazil due to production performance. These reserve additions were offset by a decrease of 2.2 MMbbl in Argentina reserves, primarily related to the Puesto Morales field due to deferred investment and inconclusive waterflood results.

Estimated probable and possible oil and NGL reserves, NAR, as of December 31, 2013 were 68.9 MMbbl and 63.7 MMbbl, respectively, compared with 14.8 MMbbl and 21.5 MMbbl as of December 31, 2012. The increase was due primarily to the Bretaña oil discovery in Peru.

Estimated proved gas reserves, NAR, as of December 31, 2013, were 13.5 Bcf compared with 12.8 Bcf at December 31, 2012. At December 31, 2013, 59% of proved gas reserves were in the Sierra Nevada Block and 35% were in the Puesto Morales Block. Proved gas reserves were consistent with the prior year end as new gas reserves were developed to replace 2013 production. Estimated probable and possible gas reserves, NAR, as of December 31, 2013 were 5.5 Bcf and 50.3 Bcf, respectively, compared with 5.1 Bcf and 51.7 Bcf as of December 31, 2012.

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

Estimated proved gas reserves, NAR, as of December 31, 2012, were 12.8 Bcf compared with 18.3 Bcf at December 31, 2011. Estimated proved gas reserves, NAR, in the Sierra Nevada Block decreased by 6.0 Bcf during the year ended December 31, 2012 due to technical revisions. Proved gas reserves in the Puesto Morales Block were consistent with the prior year end as new gas reserves were created to replace 2012 production. Estimated probable and possible gas reserves, NAR, as of December 31, 2012 were 5.1 Bcf and 51.7 Bcf, respectively.

Business Environment Outlook

Our revenues are significantly affected by pipeline disruptions in Colombia and the continuing fluctuations in oil prices. Oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the worldwide economy on oil supply and demand growth.

We believe that our current operations and 2014 capital expenditure program can be funded from cash flow from existing operations and cash on hand. Should our operating cash flow decline due to unforeseen events, including additional pipeline delivery restrictions in Colombia or a downturn in oil and gas prices, we would examine measures such as capital expenditure program reductions, use of our revolving credit facility, issuance of debt, disposition of assets, or issuance of equity. Continuing social and political uncertainty in the Middle East, North Africa and South America, economic uncertainty in the United States, Europe and Asia and changes in global supply and infrastructure are having an impact on world markets, and we are unable to determine the impact, if any, these events may have on oil prices and demand. The timing and execution of our capital expenditure program are also affected by the availability of services from third party oil field contractors and our ability to obtain, sustain or renew necessary government licenses and permits on a timely basis to conduct exploration and development activities. Any delay may affect our ability to execute our capital expenditure program.

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

Business Combinations

On October 8, 2012, we received regulatory approval and acquired the remaining 30% working interest in four blocks in Brazil pursuant to the terms of a purchase and sale agreement dated January 20, 2012. With the exception of one block which has three producing wells, the remaining blocks are unproved properties. We paid cash purchase consideration of $35.5 million. Contingent consideration up to an additional $3.0 million may be payable dependent on production volumes from the acquired blocks.

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

Consolidated Results of Operations

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
(Thousands of U.S. Dollars)
Oil and natural gas sales	$720,450	24	$583,109	(2)	$596,191
Interest income	3,193	54	2,078	71	1,216
	723,643	24	585,187	(2)	597,407

Operating expenses	149,059	19	124,903	44	86,497
DD&A expenses	267,146	47	182,037	(21)	231,235
G&A expenses	53,400	(9)	58,882	(2)	60,389
Other gain	—	(100)	(9,336)	—	—
Other loss	4,400	—	—	—	—
Equity tax	—	—	—	(100)	8,271
Financial instruments gain	—	—	—	(100)	(1,522)
Gain on acquisition	—	—	—	(100)	(21,699)
Foreign exchange (gain) loss	(12,198)	(139)	31,338	—	(11)
	461,807	19	387,824	7	363,160

Income before income taxes	261,836	33	197,363	(16)	234,247
Income tax expense	(135,548)	39	(97,704)	(9)	(107,330)
Net income	$126,288	27	$99,659	(21)	$126,917

Production

Oil and NGL's, bbl	7,888,767	33	5,934,107	(3)	6,118,705
Natural gas, Mcf	1,431,052	(5)	1,501,070	6	1,411,188
Total production, BOE (1)	8,127,276	31	6,184,285	(3)	6,353,903

Average Prices

Oil and NGL's per bbl	$90.61	(7)	$97.31	1	$96.60
Natural gas per Mcf	$3.94	5	$3.76	3	$3.65

Consolidated Results of Operations per BOE

Oil and natural gas sales	$88.65	(6)	$94.29	—	$93.83
Interest income	0.39	15	0.34	79	0.19
	89.04	(6)	94.63	1	94.02

Operating expenses	18.34	(9)	20.20	48	13.61
DD&A expenses	32.87	12	29.44	(19)	36.39
G&A expenses	6.57	(31)	9.52	—	9.50
Other gain	—	(100)	(1.51)	—	—
Other loss	0.54	—	—	—	—
Equity tax	—	—	—	(100)	1.30
Financial instruments gain	—	—	—	(100)	(0.24)
Gain on acquisition	—	—	—	(100)	(3.42)
Foreign exchange (gain) loss	(1.50)	(130)	5.07	-	—
	56.82	(9)	62.72	10	57.14

Income before income taxes	32.22	1	31.91	(13)	36.88
Income tax expense	(16.68)	6	(15.80)	(6)	(16.89)
Net income	$15.54	(4)	$16.11	(19)	$19.99

(1) Production represents production volumes NAR adjusted for inventory changes.

Consolidated Results of Operations for the Year Ended December 31, 2013, Compared with the Results for the Year Ended December 31, 2012

Net income for the year ended December 31, 2013, was $126.3 million, a 27% increase from 2012. On a per share basis, net income increased to $0.45 per share basic and $0.44 per share diluted from $0.35 per share basic and diluted in 2012. For the year ended December 31, 2013, increased oil and natural gas sales and foreign exchange gains and lower G&A expenses were partially offset by increased operating, DD&A, and income tax expenses and other loss and the absence of other gain recorded in 2012.

Oil and NGL production, NAR and adjusted for inventory changes, for the year ended December 31, 2013, increased to 7.9 MMbbl compared with 5.9 MMbbl in 2012 due to the reduced impact of pipeline disruptions in Colombia, a decrease in oil inventory in the Ecopetrol S.A. ("Ecopetrol") operated Trans-Andean oil pipeline (the "OTA pipeline”) and associated Ecopetrol operated facilities in the Putumayo Basin, and production from new wells in Colombia. The net inventory reduction accounted for 0.1 MMbbl or 155 BOPD of the production increase. In the year ended December 31, 2013, the impact of OTA pipeline disruptions on production was mitigated by selling a portion of our oil through trucking and an alternative pipeline.

Average realized oil prices decreased by 7% to $90.61 per bbl for the year ended December 31, 2013, from $97.31 per bbl for 2012. Average Brent oil prices for the year ended December 31, 2013, were $108.64 per bbl compared with $111.67 per bbl in 2012. West Texas Intermediate ("WTI") oil prices for the year ended December 31, 2013, were $97.97 per bbl compared with $94.20 per bbl in 2012. During the year ended December 31, 2013, 49% of our oil and gas volumes sold in Colombia were to a customer which takes delivery at the Costayaco battery and transports the oil by truck over a 1,500 km route to the Port of Barranquilla. The sales price for this customer is based on average WTI prices plus a Vasconia differential and premium, less trucking costs. For sales to this customer, the trucking costs are recorded as a reduction of the realized price and not as operating costs.

Revenue and other income for the year ended December 31, 2013, increased to $723.6 million from $585.2 million in 2012 as a result of increased production, partially offset by decreased realized prices.

Operating expenses for the year ended December 31, 2013, were $149.1 million, or $18.34 per BOE, compared with $124.9 million, or $20.20 per BOE, in 2012. For the year ended December 31, 2013, a decrease in the operating cost per BOE was more than offset by increased production. Operating expenses per BOE decreased in 2013 primarily due to OTA transportation costs and other trucking costs not incurred for those volumes subject to alternative transportation arrangements, whereby trucking costs are netted to arrive at our realized price.

DD&A expenses for the year ended December 31, 2013, increased to $267.1 million from $182.0 million in 2012. DD&A expenses for the year ended December 31, 2013, included a $30.8 million ceiling test impairment loss in our Argentina cost center due to a decrease in reserves as a result of deferred investment and inconclusive waterflood results on the Puesto Morales Block and a $2.0 million ceiling test impairment loss in our Brazil cost center. DD&A expenses in 2012 included a $20.2 million ceiling test impairment in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. On a per BOE basis, the depletion rate increased by 12% to $32.87 from $29.44. Increased impairment losses and increased costs in the depletable base, were only partially offset by increased proved reserves.

G&A expenses for the year ended December 31, 2013, of $53.4 million decreased by 9% from $58.9 million in 2012. Increased employee related costs reflecting expanded operations were more than offset by higher G&A allocations to operating expenses and capital projects within the business units. G&A expenses per BOE in the year ended December 31, 2013, of $6.57 were 31% lower compared with $9.52 in 2012 due to increased production and higher G&A allocations to operating expenses and capital projects within the business units.

Other gain in the year ended December 31, 2012, relates to a value added tax recovery resulting from the completion of a reorganization of companies and their Colombian branches in the Colombian reporting segment during the fourth quarter of 2012.

Other loss in the year ended December 31, 2013, relates to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment in the first quarter of 2013. We have filed an appeal against the judgment.

For the year ended December 31, 2013, the foreign exchange gain was $12.2 million, of which $18.9 million was an unrealized non-cash foreign exchange gain. The unrealized foreign exchange gain in 2013 was a result of a net monetary liability position in Colombia combined with the weakening of the Colombian Peso. This was partially offset by foreign exchange losses resulting from a net monetary asset position in Argentina and the weakening of the Argentina Peso.

Income tax expense was $135.5 million for the year ended December 31, 2013, compared with $97.7 million in 2012. The increase was primarily due to higher taxable income in Colombia and Brazil. In Brazil, a net payment of $54.0 million from a third party in connection with the termination of a farm-in agreement resulted in a current tax expense of approximately $10.4 million during the third quarter of 2013. The effective tax rate was 52% in the year ended December 31, 2013, compared with 50% in 2012. The change in the effective tax rate from 2013 was primarily due to an increase in the valuation allowance partially offset by a decrease in non-deductible foreign currency translation adjustments and other permanent differences.

For 2013, the differential between the effective tax rate of 52% and the 35% U.S. statutory rate was primarily attributable to the increase in valuation allowance and a non-deductible third party royalty in Colombia, which were partially offset by a reduction in non-deductible foreign currency translation adjustments and other permanent differences. The variance from the 35% U.S. statutory rate for 2012 was primarily attributable to an increase in valuation allowance, a non-deductible third party royalty in Colombia, non-deductible foreign currency translation adjustments and other permanent differences.

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

Oil and NGL production, NAR and adjusted for inventory changes, for the year ended December 31, 2012, decreased to 5.9 MMbbl compared with 6.1 MMbbl in 2011 due to pipeline disruptions and the effect of a change in the sales point in Colombia. As a result of entering into new oil sales and transportation agreements with Ecopetrol as of February 1, 2012, which changed the sales point of our oil from Orito station to the Port of Tumaco, our oil inventory increased and now includes oil in the OTA pipeline and associated Ecopetrol operated facilities. Production during the year ended December 31, 2012, reflects approximately 162 days of oil delivery restrictions in Colombia.

Average realized oil prices increased by 1% to $97.31 per bbl from $96.60 per bbl for the year ended December 31, 2012. We received a premium to WTI in Colombia during the year ended December 31, 2012. WTI oil prices for the year ended December 31, 2012, were $94.20 per bbl compared with $95.06 per bbl in 2011. Average Brent oil prices for the year ended December 31, 2012, were $111.67 per bbl compared with $111.26 per bbl in 2011.

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

Income tax expense was $97.7 million for the year ended December 31, 2012, compared with $107.3 million in 2011. The decrease was primarily due to lower income before tax. The effective tax rate was 50% in the year ended December 31, 2012, compared with 46% in 2011. The higher effective tax rate was primarily due to a non-taxable gain on the acquisition of Petrolifera recorded in 2011, an increase in non-deductible royalty payments, the impact of branch and other foreign loss pick-ups, an increase in the non-deductible foreign currency translation adjustments and other permanent differences in 2012. These factors were partially offset by the impact of foreign taxes as compared with the U.S. statutory rate and a lower valuation allowance in 2012.

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

2014 Work Program and Capital Expenditure Program

In December 2013, we announced the details of our 2014 capital program. We have planned a 2014 capital program of $467 million consisting of: $243 million for Colombia; $30 million for Brazil; $44 million for Argentina; $148 million for Peru; and $2 million associated with corporate activities. Of this, $227 million is for drilling, $104 million is for facilities, pipelines and other; and $136 million is for G&G expenditures. Of the $227 million allocated to drilling, approximately 41% is for exploration and the balance is for appraisal and development drilling.

Our 2014 work program is intended to create both growth and value by developing existing assets to increase reserves and production levels, the construction of pipelines and facilities in the areas with proved reserves, and maturing our exploration prospects through seismic acquisition and drilling. We expect to finance our 2014 capital program through cash flows from operations and cash on hand, while retaining financial flexibility to undertake further development opportunities and pursue acquisitions. However, as a result of the nature of the oil and natural gas exploration, development and exploitation industry, budgets are regularly reviewed with respect to both the success of expenditures and other opportunities that become available.

Accordingly, while we currently intend that funds be expended as set forth in our 2014 work program, there may be circumstances where, for sound business reasons, actual expenditures may in fact differ.

Segmented Results – Colombia

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
(Thousands of U.S. Dollars)
Oil and natural gas sales	$624,410	26	$493,615	(9)	$543,999
Interest income	623	(7)	667	36	492
	625,033	26	494,282	(9)	544,491

Operating expenses	102,861	18	87,410	50	58,081
DD&A expenses	184,697	51	122,055	(14)	141,133
G&A expenses	16,996	(26)	23,019	(8)	25,116
Other gain	—	100	(9,336)	—	—
Other loss	4,400	—	—	—	—
Equity tax	—	—	—	(100)	8,271
Foreign exchange (gain) loss	(20,100)	(175)	26,660	—	(1,626)
	288,854	16	249,808	8	230,975

Income before income taxes	$336,179	38	$244,474	(22)	$313,516

Production

Oil and NGL's, bbl	6,767,617	41	4,785,643	(11)	5,348,885
Natural gas, Mcf	92,942	(40)	154,702	(42)	267,612
Total production, BOE (1)	6,783,107	41	4,811,427	(11)	5,393,487

Average Prices

Oil and NGL's per bbl	$92.21	(11)	$103.04	2	$101.42
Natural gas per Mcf	$3.64	15	$3.16	(45)	$5.72

Segmented Results of Operations per BOE

Oil and natural gas sales	$92.05	(10)	$102.59	2	$100.86
Interest income	0.09	(36)	0.14	56	0.09
	92.14	(10)	102.73	2	100.95

Operating expenses	15.16	(17)	18.17	69	10.77
DD&A expenses	27.23	7	25.37	(3)	26.17
G&A expenses	2.51	(47)	4.78	3	4.66
Other gain	—	100	(1.94)	—	—
Other loss	0.65	—	—	—	—
Equity tax	—	—	—	(100)	1.53
Foreign exchange (gain) loss	(2.96)	(153)	5.54	—	(0.30)
	42.59	(18)	51.92	21	42.83

Income before income taxes	$49.55	(2)	$50.81	(13)	$58.12

(1)	Production represents production volumes NAR adjusted for inventory changes.

Segmented Results of Operations - Colombia for the Year Ended December 31, 2013, Compared with the Results for the Year Ended December 31, 2012

For the year ended December 31, 2013, income before income taxes was $336.2 million compared with $244.5 million in 2012. The increase was due to higher oil and natural gas sales as a result of increased production, lower G&A expenses and higher foreign exchange gains, partially offset by increased operating and DD&A expenses, other loss and the absence of a gain relating to the recovery of value added tax in 2012.

Oil and NGL production, NAR and adjusted for inventory changes, for the year ended December 31, 2013, increased to 6.8 MMbbl compared with 4.8 MMbbl for 2012 due to the reduced impact of pipeline disruptions, a decrease in oil inventory as previously discussed and increased production from new wells in the Costayaco and Moqueta fields in the Chaza Block and long-term test production from a new well on the Llanos-22 Block. The net inventory reduction accounted for 0.1 MMbbl or 233 BOPD of the production increase. Production during the year ended December 31, 2013, reflected approximately 229 days of oil delivery restrictions in Colombia compared with 162 days of oil delivery restrictions in 2012. In 2013, the impact of OTA pipeline disruptions on production was mitigated by selling a portion of our oil through trucking and an alternative pipeline.

Revenue and other income increased by 26% to $625.0 million for the year ended December 31, 2013, as compared with $494.3 million in 2012.

For the year ended December 31, 2013, the average realized price per bbl for oil decreased by 11% to $92.21 compared with $103.04 in 2012. Average Brent oil prices for the year ended December 31, 2013, were $108.64 per bbl compared with $111.67 per bbl in 2012.

During the year ended December 31, 2013, 49% of our oil and gas volumes sold in Colombia were to a customer to which oil is delivered at the Costayaco battery and the sales price is based on average WTI prices plus a Vasconia differential and premium, adjusted for trucking costs related to a 1,500 km route. The effect on the Colombian realized price for the year ended December 31, 2013, was a reduction of approximately $12.55 per BOE as compared with delivering all of our Colombian oil through the OTA pipeline.

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

Operating expenses increased by 18% to $102.9 million for the year ended December 31, 2013, from $87.4 million in 2012. The increase was due to higher production levels partially offset by lower operating cost per BOE. On a per BOE basis, operating expenses decreased by 17% to $15.16 for the year ended December 31, 2013, from $18.17 in 2012. Operating costs per BOE decreased primarily due to lower transportation costs associated with OTA pipeline disruptions. Transportation costs were lower due to the absence of pipeline charges and trucking costs relating to volumes sold at the Costayaco battery. The trucking costs associated with the volumes sold at the Costayaco battery were a reduction to our realized price rather than recorded as transportation expenses. The estimated net effect of OTA pipeline disruptions on Colombian transportation costs for the year ended December 31, 2013, was a reduction of $1.79 per BOE.

DD&A expenses increased by 51% to $184.7 million for the year ended December 31, 2013, from $122.1 million in 2012. The increase was due to increased production and an increase in the per BOE depletion rate. On a per BOE basis, DD&A expenses increased by 7% to $27.23 due to increased costs in the depletable base, partially offset by higher reserves.

For the year ended December 31, 2013, G&A expenses decreased by 26% to $17.0 million ($2.51 per BOE) from $23.0 million ($4.78 per BOE) in 2012. The decrease was due to increased G&A allocations to operating costs and capital projects, partially offset by increased salaries expense due to increased headcount from expanded operations. Additionally, bank fees were lower in 2013 due to lower tax installment payments resulting from a corporate reorganization in Colombia in the fourth quarter of 2012.

Other gain in the year ended December 31, 2012, relates to a recovery of previously unrecognized value added tax which occurred upon the completion of a reorganization of companies and their Colombian branches in the Colombian reporting segment during the fourth quarter of 2012. Upon the completion of the reorganization, the combined entity had sufficient revenue to utilize the tax credits.

Other loss of $4.4 million in the year ended December 31, 2013, relates to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment within the quarter. We have filed an appeal against the judgment.

For the year ended December 31, 2013, the foreign exchange gain was $20.1 million, of which $18.8 million was an unrealized non-cash foreign exchange gain. In the year ended December 31, 2012, we incurred a foreign exchange loss of $26.7 million of which $17.1 million was an unrealized non-cash foreign exchange loss. Furthermore, in 2012, we had a realized foreign exchange loss of $9.5 million which primarily arose upon payment of 2011 Colombian income tax liabilities. This compares with $1.3 million realized foreign exchange gain in 2013.The Colombian Peso weakened by 9% against the U.S. dollar in the year ended December 31, 2013. In the year ended December 31, 2012, the Colombian Peso strengthened by 9% against the U.S. dollar. Under GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation is the main source of the unrealized foreign exchange losses or gains.

Segmented Results of Operations - Colombia for the Year Ended December 31, 2012, Compared with the Results for the Year Ended December 31, 2011

For the year ended December 31, 2012, income before income taxes was $244.5 million compared with $313.5 million in 2011. The decrease was due to lower oil and natural gas sales and increased operating expenses and foreign exchange losses, partially offset by decreased DD&A and G&A expenses, the recognition of a gain relating to the recovery of value added tax and the absence of equity tax.

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

Oil and NGL production, NAR and adjusted for inventory changes, for the year ended December 31, 2012, decreased to 4.8 MMbbl compared with 5.3 MMbbl for 2011 due to the impact of pipeline disruptions and the effect of a change in the sales point, which decreased production and increased inventory, partially offset by increased production from new producing wells. Production during the year ended December 31, 2012, reflects approximately 162 days of oil delivery restrictions in Colombia. We continued production at a reduced rate while the OTA pipeline was down, selling a portion of our oil through trucking and storing excess oil. The disruptions resulted in a reduction in oil production of approximately 4,000 BOPD NAR in the year ended December 31, 2012. In 2012, our NAR inventory increased by approximately: 196Mbbl in Ecopetrol's facilities as a result of the change in sales point and OTA pipeline disruptions; 36Mbbl in our own storage facilities as a result of OTA pipeline disruptions; and 110Mbbl as a result of the terms of a sales agreement with a third party. Sales to a third party increased oil inventory due to a protracted sales cycle whereby the transfer of ownership occurs upon export. Increases in production resulted from the development of the Moqueta field with six producing wells and production in the Garibay Block from the Jilguero-1 and -2 and Melero-1 wells.

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

Capital Program - Colombia

Capital expenditures in our Colombian segment during the year ended December 31, 2013, were $190.0 million. During 2013, we also received proceeds of $1.5 million from the sale of our 15% working interest in the Mecaya Block in Colombia.

The following table provides a breakdown of capital expenditures in the three years ended December 31, 2013:

	Year Ended December 31,
(Millions of U.S. Dollars)	2013	2012	2011
Drilling and completions	$107.1	$103.1	$105.3
Facilities and equipment	29.4	26.3	33.0
G&G	40.0	14.5	30.0
Other	13.5	9.4	34.3
	$190.0	$153.3	$202.6

The significant elements of our 2013 capital program in Colombia were:

•
On the Chaza Block (100% working interest ("WI"), operated), we drilled and completed the Moqueta-10 and -11 development wells in the Moqueta field and the Costayaco-18 development well in the Costayaco field as oil producers and commenced drilling the Moqueta-12 development well and the Zapotero-1 and Corunta-1 exploration well. We also drilled and completed the Moqueta-9 water injector well. Subsequent to year-end, we completed initial testing of the Moqueta-12 development well and decided to abandon the Corunta-1 exploration well due to drilling problems prior to reaching the reservoir target on this long-reach deviated well. The target location will be drilled again this year with a revised drilling plan.

•	We drilled one gross exploration well, Miraflor Oeste-1, on the Guayuyaco Block (70% WI, operated), which resulted in an oil discovery.

•	Together with our partner, we continued drilling the Mayalito-1P exploration well on the Llanos-22 Block (45% WI, non-operated) and this also resulted in an oil discovery.

•	We performed workovers on the Santana Block (35% WI, operated).

•
We acquired 3-D seismic on the Garibay Block (50% WI, non-operated) and 2-D seismic on the Piedemonte Sur (100%, operated) and Magdalena Blocks (100% WI, operated). We started 3-D seismic on the Putumayo-1 Block (55% WI, operated) and 2-D seismic on the Cauca-7 Block (100% WI, operated) and Putumayo-10 (100% WI, operated) Blocks. We commenced G&G studies, including aeromagnetic surveys, on the Sinu-1 (60% WI, operated)and Sinu-3 Blocks (51% WI, operated). and seismic reprocessing and G&G studies on the Llanos-22 Block.

•	We also continued facilities work at the Costayaco and Moqueta fields on the Chaza Block, the Llanos-22 Block and the Guayuyaco Block.
Outlook - Colombia

The 2014 capital program in Colombia is $243 million with $118 million allocated to drilling, $54 million to facilities and pipelines and $71 million for G&G expenditures.

Our planned work program for 2014 in Colombia includes drilling three oil exploration wells on the Chaza Block and one gross exploration well on each of the Putumayo-1 Block and the Garibay Block . We also plan to drill one appraisal well and eight development wells on the Chaza Block (both Costayaco and Moqueta fields).

We also plan to commence the acquisition of 2-D seismic on the Chaza, Cauca-6, Cauca-7, Putumayo-10, Sinu-1 and Sinu-3 Blocks and 3-D seismic on the Putumayo-1 Block. Facilities work is also planned for the Chaza, Garibay, Guayuyaco and Llanos-22 Blocks.

Segmented Results – Argentina

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
(Thousands of U.S. Dollars)
Oil and natural gas sales	$73,495	(8)	$79,642	66	$48,016
Interest income	1,015	186	355	438	66
	74,510	(7)	79,997	66	48,082

Operating expenses	38,886	19	32,696	21	27,076
DD&A expenses	64,295	104	31,466	(31)	45,506
G&A expenses	12,223	1	12,159	56	7,805
Foreign exchange loss	6,484	148	2,616	693	330
	121,888	54	78,937	(2)	80,717

(Loss) income before income taxes	$(47,378)	(4,570)	$1,060	(103)	$(32,635)

Production

Oil and NGL's, bbl	882,110	(16)	1,047,265	44	726,762
Natural gas, Mcf	1,338,110	(1)	1,346,368	18	1,143,576
Total production, BOE (1)	1,105,128	(13)	1,271,660	39	917,358

Average Prices

Oil and NGL's per bbl	$77.12	8	$71.12	16	$61.10
Natural gas per Mcf	$4.08	7	$3.83	21	$3.16

Segmented Results of Operations per BOE

Oil and natural gas sales	$66.50	6	$62.63	20	$52.34
Interest income	0.92	229	0.28	300	0.07
	67.42	7	62.91	20	52.41

Operating expenses	35.19	37	25.71	(13)	29.52
DD&A expenses	58.18	135	24.74	(50)	49.61
G&A expenses	11.06	16	9.56	12	8.51
Foreign exchange loss	5.87	185	2.06	472	0.36
	110.30	78	62.07	(29)	88.00

(Loss) income before income taxes	$(42.88)	(5,205)	$0.84	(102)	$(35.59)

(1)	Production represents production volumes NAR adjusted for inventory changes.

Segmented Results of Operations - Argentina for the Year Ended December 31, 2013, Compared with the Results for the Year Ended December 31, 2012

For the year ended December 31, 2013, loss before income taxes in Argentina was $47.4 million compared with income before taxes of $1.1 million in 2012. In 2013, DD&A expenses included a ceiling test impairment loss of $30.8 million. Additionally, oil and natural gas sales decreased and operating expenses and foreign exchange losses increased.

Total oil and gas production from the Argentina segment decreased by 13% to 1.1 MMBOE, NAR and adjusted for inventory changes, for the year ended December 31, 2013, compared with 1.3 MMBOE in 2012.

Oil and NGL production, NAR and adjusted for inventory changes, decreased 16% to 0.9 MMbbl for the year ended December 31, 2013, compared with 1.0 MMbbl in 2012. The decrease was primarily due to the following: reduced production from the Puesto Morales Block due to expected production declines and well downtime for workovers; reduced production from the Surubi Block due to stabilization of Proa-2 production, which came on-stream in April 2012, and well downtime for workovers; and reduced production from the El Chivil Block due to well downtime for workovers. In 2013, gas production of 1.3 Bcf was consistent with 2012.

Revenue and other income decreased by 7% to $74.5 million for the year ended December 31, 2013, compared with $80.0 million in 2012. During the year ended December 31, 2013, we recognized $3.7 million, or $4.20 per bbl, upon the sale of some of our Petroleum Plus program credits. These credits are granted by the Argentina government to companies for new production of oil or natural gas, either from new discoveries, enhanced recovery techniques or reactivation of older fields. We have an additional $1.8 million of Petroleum Plus program credits which we expect to monetize. Future sales of these credits will be recognized when realized, as a contingent gain.

In 2013, production decreases were partially offset by increased oil and natural gas prices. The average realized price for oil increased by 8% to $77.12 compared with $71.12 in 2012. As noted above, the impact of the sale of some of our Petroleum Plus program credits in the year ended December 31, 2013, was $4.20 per bbl. The prices we receive in Argentina are influenced by the Argentina regulatory regime. Currently, most oil and gas producers in Argentina are operating without sales contracts for periods longer than several months. We are continuing deliveries to refineries and are negotiating a price for those deliveries on a regular and short-term basis.

Operating expenses increased by 19% to $38.9 million for the year ended December 31, 2013, compared with $32.7 million in 2012. On a per BOE basis, operating expenses increased by 37% to $35.19 for the year ended December 31, 2013, from $25.71 in 2012. The increase in operating costs on a per BOE basis was primarily due to reduced production volumes, an increase of $4.73 per BOE in workover expenses and increased security on the Puesto Morales and Surubi Blocks, partially offset by reduced transportation costs. During the year ended December 31, 2013, workovers were performed on the Puesto Morales, Surubi, El Chivil, El Vinalar and Palmar Largo Blocks; whereas, in 2012, workovers were performed only on the Puesto Morales and Palmar Largo Blocks.

DD&A expenses increased by 104% to $64.3 million for the year ended December 31, 2013, compared with $31.5 million in 2012. DD&A expenses for the year ended December 31, 2013, included a ceiling test impairment loss of $30.8 million in our Argentina cost center due to a decrease in reserves as a result of deferred investment and inconclusive waterflood results on the Puesto Morales Block. On a per BOE basis, DD&A expenses increased by 135% to $58.18 compared with $24.74 in 2012. The 2013 ceiling test impairment loss accounted for $27.87 per BOE of the increase. The remainder of the increase was due to increased costs in the depletable base and lower reserves.

G&A expenses were $12.2 million ($11.06 per BOE) in the year ended December 31, 2013, consistent with $12.2 million ($9.56 per BOE) in 2012.

For the year ended December 31, 2013, the foreign exchange loss was $6.5 million, compared with $2.6 million in 2012. The loss primarily relates to realized foreign exchange losses on monetary assets in Argentina during the year. The Argentina Peso weakened by 33% and 14% against the U.S. dollar in the years ended December 31, 2013, and 2012, respectively. The net monetary asset balance exposed to foreign exchange losses was higher throughout 2013 as compared with 2012.

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

Natural gas production, NAR, was 1.3 Bcf in the year ended December 31, 2012, compared with 1.1 Bcf in 2011. The increase was mainly attributable to a full year of production from Petrolifera's properties.

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

G&A expenses were $12.2 million ($9.56 per BOE) in the year ended December 31, 2012, compared with $7.8 million ($8.51 per BOE) in 2011. For the year ended December 31, 2012, G&A expenses increased due to a $1.9 million loss recorded against a value added tax receivable balance due from a former partner and increased employee related expenses due to an increased headcount from expanded operations. G&A expenses in the year ended December 31, 2011, included $1.6 million of interest expense on debt acquired on the Petrolifera acquisition which was repaid in August 2011, when Argentina's regulatory requirements allowed its repayment.

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

Capital Program - Argentina

Capital expenditures in our Argentina segment during the year ended December 31, 2013, were $23.6 million, including drilling of $14.6 million, G&G expenditures of $3.1 million, facilities of $2.0 million and other expenditures of $3.9 million. During the second quarter of 2013, we assumed our partner's 50% working interest in the Santa Victoria Block and received cash consideration of $4.1 million from our partner, comprising the balance owing for carry consideration and compensation for the second exploration phase work commitment.

The significant elements of our 2013 capital program in Argentina were:

•	We drilled and completed two development wells, PMN-1130-SB and PMN-1131-SB, on the Puesto Morales Block (100% WI, operated). Both wells are on production.

•
We commenced drilling a horizontal multi-stage fracture stimulated well into the Loma Montosa formation on the Puesto Morales Block to further evaluate this new play. Work on this well is currently suspended due to landowner blockades that prevent safe operations. We also completed workovers on wells on the Puesto Morales Block.

•	We purchased materials in preparation for drilling a development well on the Surubi Block (85% WI, operated).

•	We acquired the remaining 50% working interest in the El Vinalar Block (100% WI, operated) from our partner.

•	We undertook facilities work at the Surubi and Puesto Morales Blocks.

Outlook – Argentina

The 2014 capital program in Argentina is $44 million with $18 million allocated to drilling, $20 million to facilities and pipelines, and $6 million to G&G expenditures.

Our planned work program for 2014 in Argentina includes drilling one gross development well on each of the Puesto Morales Block and the Surubi Block and workovers on existing wells. We also plan to perform facilities work on the Puesto Morales Block, the Surubi Block, the El Chivil Block and the El Vinalar Block.

Segmented Results – Peru

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
(Thousands of U.S. Dollars)
Interest income	$27	(45)	$49	(65)	$140

Operating expenses	—	(100)	$160	(50)	322
DD&A expenses	362	(71)	1,234	(97)	42,035
G&A expenses	5,524	21	4,573	8	4,249
Foreign exchange loss (gain)	1,208	(384)	(425)	96	(217)
	7,094	28	5,542	(88)	46,389

Loss before income taxes	$(7,067)	29	$(5,493)	(88)	$(46,249)

Segmented Results of Operations - Peru for the Year Ended December 31, 2013, Compared with the Results for the Years Ended December 31, 2012, and December 31, 2011

DD&A expenses for the year ended December 31, 2011, included $42.0 million of impairment charges relating to drilling costs from a dry well and seismic costs on blocks which were relinquished.

G&A expenses were $5.5 million in the year ended December 31, 2013, $4.6 million in the year ended December 31, 2012, and $4.2 million in 2011. The increases were due to higher salaries expense resulting from expanded operations partially offset by increased capitalized costs.

For the year ended December 31, 2013, the foreign exchange loss was $1.2 million, compared with a gain of $0.4 million in 2012. The loss primarily relates to realized foreign exchange losses on monetary assets in Peru during the year. The Peruvian Nuevo Sol weakened by 9% and strengthened by 5% against the U.S. dollar in the years ended December 31, 2013, and 2012, respectively.

Capital Program – Peru

Capital expenditures in our Peruvian segment for the year ended December 31, 2013, were $83.0 million. Capital expenditures in 2013 included drilling of $42.9 million, G&G expenditures of $34.8 million, facilities expenditures of $1.5 million and other expenditures of $3.8 million.

The significant elements of our 2013 capital program in Peru were:

•
On Block 95 (100% WI, operated), we completed drilling a horizontal side-track extension of the Bretaña Norte 95-2-1XD exploration well. We also completed a preliminary Front End Engineering Design study for the Bretaña field development and completed a 2-D seismic program to provide a more detailed map of the Bretaña structure, along with maturing separate independent exploration leads on Block 95.

•	On Blocks 123, 129 and 107 (all 100% WI, operated), we continued work to obtain the necessary environmental and social permits for future seismic programs.

•	On Block 133 (100% WI, operated), we completed an aeromagnetic and aerogravity survey.

Outlook - Peru

The 2014 capital program in Peru is $148 million with $83 million allocated to drilling, $22 million for facilities and $43 million for G&G expenditures.

Our planned work program for 2014 in Peru includes drilling a water disposal well and an appraisal well in the Bretaña field. In addition, crude oil processing and loading facilities are expected to be completed in order to initiate long-term test production in 2014. Additionally, we expect to acquire 2-D seismic on Block 107 and continue work to obtain the necessary environmental and social permits in anticipation of drilling our first wells on Blocks 123, 129 and 107 in future years.

Segmented Results - Brazil

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
(Thousands of U.S. Dollars)
Oil and natural gas sales	$22,545	129	$9,852	136	$4,176
Interest income	909	50	607	623	84
	23,454	124	10,459	146	4,260

Operating expenses	7,311	58	4,637	356	1,018
DD&A expenses	16,761	(36)	26,300	—	1,819
G&A expenses	2,231	7	2,092	(54)	4,542
Foreign exchange (gain) loss	(199)	(110)	1,973	160	759
	26,104	(25)	35,002	330	8,138

Loss before income taxes	$(2,650)	(89)	$(24,543)	533	$(3,878)

Production (1)

Oil and NGL's, bbl	239,040	136	101,199	135	43,058

Average Prices

Oil and NGL's per bbl	$94.31	(3)	$97.35	—	$96.99

Segmented Results of Operations per BOE

Oil and natural gas sales	$94.31	(3)	$97.35	—	$96.99
Interest income	3.80	(37)	6.00	208	1.95
	98.11	(5)	103.35	4	98.94

Operating expenses	30.58	(33)	45.82	94	23.64
DD&A expenses	70.12	(73)	259.88	515	42.25
G&A expenses	9.33	(55)	20.67	(80)	105.49
Foreign exchange (gain) loss	(0.83)	(104)	19.50	11	17.63
	109.20	(68)	345.87	83	189.01

Loss before income taxes	$(11.09)	(95)	$(242.52)	169	$(90.07)

(1)	Production represents production volumes NAR adjusted for inventory changes.

Segmented Results of Operations - Brazil for the Year Ended December 31, 2013, Compared with the Results for the Years Ended December 31, 2012, and December 31, 2011

For the year ended December 31, 2013, loss before income taxes was $2.7 million compared with $24.5 million in 2012 and $3.9 million in 2011. Loss before income taxes included a ceiling test impairment loss of $2.0 million in 2013 and $20.2 million in 2012.

Oil and NGL production in Brazil is from the Tiê field in Block 155 in the onshore Recôncavo Basin. We began recording revenue from this block in June 2011, the date regulatory approval was received for the purchase of our initial 70% working interest in this block. In October 2012, we increased our working interest in Block 155 from 70% to 100%. Additionally, our number of producing wells was increased from one to three during 2012. Our production in Brazil was shut in for three weeks in October 2013 as a result of a strike by employees of Petróleo Brasileiro S.A. which affected the crude oil receiving terminal we use in the Recôncavo Basin. During 2012, production was shut in between the expiry of the long-term test phase on July 31, 2012, and the declaration of commerciality for the Tiê field. Production recommenced on September 21, 2012, after the receipt of regulatory approval. Our production in Brazil is currently limited due to gas flaring restrictions, but we are continuing to evaluate options to mitigate the effect of these restrictions.

Revenue and other income increased to $23.5 million for the year ended December 31, 2013, compared with $10.5 million in 2012 and $4.3 million in 2011. Revenue increased in both years primarily as a result of increased oil production volumes. For the year ended December 31, 2013, the average realized price per bbl for oil decreased by 3% to $94.31 compared with $97.35 in 2012.The average realized price per bbl for oil in 2012 was consistent with the price in 2011. The price we receive in Brazil is at a discount to Brent due to refining and quality discounts. Average Brent oil prices for the year ended December 31, 2013, were $108.64 per bbl compared with $111.67 per bbl in 2012.

Operating expenses increased to $7.3 million for the year ended December 31, 2013, compared with $4.6 million in 2012 and
$1.0 million in 2011, due to higher production volumes. On a per bbl basis, operating expenses decreased to $30.58 for the year ended December 31, 2013, from $45.82 per bbl in 2012. Operating expenses per bbl decreased in 2013 compared with 2012 due to increased production, partially offset by increased costs for water disposal and slickline services. Operating expenses per bbl increased from $23.64 in 2011 to $45.82 in 2012 due to the increased well count.

DD&A expenses were $16.8 million ($70.12 per bbl) in the year ended December 31, 2013, compared with $26.3 million ($259.88 per bbl) in 2012 and $1.8 million ($42.25 per bbl) for the year ended December 31, 2011. In 2013, we recorded a ceiling test impairment loss of $2.0 million ($8.37 per bbl). DD&A expenses in 2012, included a ceiling test impairment loss of $20.2 million ($199.61 per bbl) relating to seismic and drilling costs on Block BM-CAL-10. In 2013, the effect of reduced ceiling test impairment losses, was partially offset by the effect of increased costs in the depletable base, primarily related to the acquisition of the remaining 30% WI in four blocks in the Recôncavo Basin in October 2012. The increase in DD&A expense per bbl in 2012 compared with 2011 was due to the effect of increased ceiling test impairment losses combined with the effect of increased costs in the depletable base.

G&A expenses were $2.2 million ($9.33 per bbl) in the year ended December 31, 2013, compared with $2.1 million ($20.67 per bbl) in 2012 and $4.5 million ($105.49 per bbl) in 2011. We began recognizing production in Brazil in June 2011 upon receipt of regulatory approval. This resulted in a significant increase in the costs that were directly attributable to operations and exploration and development and a corresponding reduction in G&A expenses in 2012 compared with 2011.

Capital Program – Brazil

Capital expenditures in our Brazilian segment during the year ended December 31, 2013, were $77.0 million, including drilling of $56.3 million, facilities of $1.5 million, G&G expenditures of $15.1 million and $4.1 million of other expenditures.

During the third quarter of 2013, we received a net payment of $54.0 million (before income taxes) from a third party in connection with termination of a farm-in agreement in the Recôncavo Basin relating to Block REC-T-129, Block REC-T-142, Block REC-T-155 and Block REC-T-224. We retain a 100% operated WI in these blocks.

We successfully bid on three blocks in the 2013 Brazil Bid Round 11 administered by Brazil's Agência Nacional de Petróleo, Gás Natural e Biocombustíveis ("ANP") and, in the third quarter of 2013, paid a signature bonus of $14.4 million upon finalization of the concession agreements. The three blocks, Block REC-T-86, Block REC-T-117 and Block REC-T-118, are located north of our core existing areas in the Recôncavo Basin onshore Brazil and we hold a 100% operated WI in these blocks.

The significant elements of our 2013 capital program in Brazil were:

•
On Block REC-T-155 , we drilled an exploration well, 1-GTE-8DP-BA and a horizontal sidetrack oil exploration well, 1-GTE-7HPC-BA, from the 1-GTE-7-BA wellbore. Both of these wells are currently suspended awaiting fracture stimulation. We also performed facilities work on Block 155.

•	On Block REC-T-129 , we re-entered and isolated the final two fracture stages at the horizontal sidetrack oil exploration well, 1-GTE-6HP-BA.

•	Together with our partners, we relinquished our interest in Block BM-CAL-7 and paid a penalty of $1.3 million for not meeting the first exploration phase work obligation to drill a well on this block.

Outlook – Brazil

The 2014 capital program in Brazil is $30 million with $8 million allocated to drilling, $6 million to facilities and pipelines and $16 million for G&G and other expenditures.

Our planned work program for 2014 in Brazil will focus on facilities work in the Tiê field along with seismic acquisition on Block REC-T-86, Block REC-T-117 and Block REC-T-118. We will continue the study of two unconventional resource plays in 2014 through core analysis, geochemistry studies, 3D seismic re-processing and evaluating ongoing fracture stimulation test results, among other activities in an effort to establish the commercial viability of the resource opportunity in oil-saturated tight sandstones and shales in the Recôncavo Basin.

Results - Corporate Activities

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
(Thousands of U.S. Dollars)
Interest income	$619	55	$400	(8)	434

DD&A expenses	1,031	5	982	32	742
G&A expenses	16,425	(4)	17,039	(9)	18,677
Financial instruments gain	—	—	—	—	(1,522)
Gain on acquisition	—	—	—	(100)	(21,699)
Foreign exchange loss (gain)	411	(20)	514	(31)	743
	17,867	(4)	18,535	(706)	(3,059)

(Loss) income before income taxes	$(17,248)	(5)	$(18,135)	(619)	$3,493

Results of Operations - Corporate Activities for the Year Ended December 31, 2013, Compared with the Results for the Years Ended December 31, 2012, and December 31, 2011

G&A expenses in the year ended December 31, 2013, were $16.4 million compared with $17.0 million in 2012. The decrease in G&A expenses in 2013 was primarily due to an increase in costs recovered from business units, lower stock-based compensation expense and compensation for damages, partially offset by increased tax consulting fees. During 2013, we received $1.0 million from the U.S. Federal Government for assets recovered from our former U.S. securities counsel as compensation for damages suffered in 2006. This amount was recorded as a reduction of G&A expenses in the year. Stock-based compensation expense decreased due to less residual amortization of prior year higher value stock-based payment awards in 2013 and lower amortization of current year awards due to a later grant date than in 2012.

G&A expenses in the year ended December 31, 2012, were $17.0 million compared with $18.7 million in 2011. Increases in salaries due to expanded operations were more than offset by an increase in the amount of costs recovered from business units, a reduction in consulting costs and the absence of Petrolifera acquisition costs ($1.2 million in 2011).

Gain on acquisition in the year ended December 31, 2011, related to the acquisition of Petrolifera.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of $428.8 million compared with $212.6 million at December 31, 2012, and $351.7 million at December 31, 2011.

We believe that our cash resources, including cash on hand and cash generated from operations will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for 2014, given current oil price trends and production levels. In accordance with our investment policy, cash balances are held in our primary cash management bank, HSBC Bank plc., in interest earning current accounts or are invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

At December 31, 2013, 97% of our cash and cash equivalents was held by subsidiaries and partnerships outside of Canada and the United States. Subsequent to year-end, some of this cash was used to pay amounts owing to the head office; however, this cash was generally not available to fund domestic or head office operations unless funds were repatriated. During the three months ended June 30, 2013, we repatriated $11.1 million to a Canadian subsidiary from one of our Argentina subsidiaries through loan repayments, authorized by the Argentina Central Bank. These were repayments of loan principal and as such had no withholding tax applied. At this time, we do not intend to repatriate further funds, but if we did, we might have to accrue and pay taxes in certain jurisdictions on the distribution of accumulated earnings. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The governments in Brazil and Argentina require us to register funds that enter and exit the country with the central bank in each country. In Brazil, Argentina and Colombia, all transactions must be carried out in the local currency of the country. In Colombia, we participate in a special exchange regime, which allows us to receive revenue in U.S. dollars offshore. Beginning in 2013, transfers of branch profits are considered as dividends subject to a 25% tax if those profits have not already been subject to Colombian tax. We do not currently expect that this change in Colombian law will have a material consequence to us.

The Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Argentina Central Bank may require prior authorization and may or may not grant such authorization for our Argentina subsidiaries to make dividends or loan payments to us. At December 31, 2013, $19.5 million, or 5%, of our cash and cash equivalents was deposited with banks in Argentina. We expect to use these funds for the Argentina work program and operations in 2014.

At December 31, 2013, one of our subsidiaries had a credit facility with a syndicate of banks, led by Wells Fargo Bank National Association as administrative agent. This reserve-based facility has a current borrowing base of $150 million and a maximum borrowing base up to $300 million and is supported by the present value of the petroleum reserves of two of our subsidiaries with operating branches in Colombia and our subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus a margin ranging between 2.25% and 3.25% per annum depending on the rate of borrowing base utilization. In addition, a stand-by fee of 0.875% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The credit facility was entered into on August 30, 2013 and became effective on October 31, 2013 for a three-year term. Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. Under the terms of the credit facility, we cannot pay any dividends to our shareholders if we are in default under the facility and, if we are not in default, we are required to obtain bank approval for any dividend payments exceeding $2.0 million in any fiscal year. No amounts have been drawn on this facility.

Cash Flows

During the year ended December 31, 2013, our cash and cash equivalents increased by $216.2 million as a result of cash provided by operating activities of $520.9 million and cash provided by financing activities of $3.8 million, partially offset by cash used in investing activities of $308.5 million.

Cash provided by operating activities in the year ended December 31, 2013, was primarily affected by increased oil and natural gas sales, decreased G&A expenses, lower realized foreign exchange losses and a $167.9 million change in assets and liabilities from operating activities. These increases were partially offset by increased operating and income tax expenses. The main changes in assets and liabilities from operating activities were as follows: accounts receivable and other long-term assets decreased by $67.0 million primarily due to a reduction in the number of days of sales outstanding in Colombia which resulted from a larger portion of sales in 2013 being to a customer with more favorable payment terms; inventory decreased by $13.9 million primarily due to the reduced oil inventory in the OTA pipeline and associated Ecopetrol operated facilities in the Putumayo Basin, and reduced oil inventory related to the timing of recognition of oil sales to a short-term customer in Colombia; accounts payable and accrued liabilities decreased by $5.2 million due to the timing of payments for drilling activity; and net taxes payable increased by $94.5 million due to increased taxable income in Colombia and the reimbursement of value added tax receivable in Colombia.

Cash provided by operating activities of $156.3 million in the year ended December 31, 2012, was primarily affected by increased operating expenses and realized foreign exchange losses and a $167.4 million change in assets and liabilities from operating activities.The main changes in assets and liabilities from operating activities were as follows: accounts receivable and other long-term assets increased by $56.7 million due to the change in the timing of collection of Ecopetrol receivables, new customers in Colombia and increased oil and gas sales in Argentina; inventory increased by $18.2 million primarily due to a change in the sales point under new sales agreements with Ecopetrol and increased sales to other third parties with different sales points due to the timing of the transfer of risks in Colombia; accounts payable and accrued liabilities decreased by $8.4 million due to the payment of royalties and reduced royalties payable resulting from lower production, partially offset by increased operating cost and other payables as a result of increased activity in all business units; and taxes receivable and payable decreased by $83.7 million as a result of a decrease in taxes payable due to utilization of tax losses and tax deductions resulting from a corporate reorganization, and lower taxable income in Colombia, partially offset by an increase in taxes receivable due to value added tax and income tax recoveries in Colombia generated upon completion of the same corporate reorganization.

Cash provided by operating activities of $353.8 million in the year ended December 31, 2011, was positively affected by increased production and improved oil prices and a decrease in non-cash working capital. These positive contributions were partially offset by increased operating and G&A expenses to support expanded operations.

Cash outflows from investing activities in the year ended December 31, 2013, included capital expenditures of $367.3 million (including changes in non-cash working capital related to investing activities) and an increase in restricted cash of $0.8 million and were partially offset by proceeds from oil and gas properties of $59.6 million. Cash outflows from investing activities in the year ended December 31, 2012, included capital expenditures of $276.1 million and cash paid for the 30% working interest acquisition in Brazil of $35.5 million, partially offset by a decrease in restricted cash of $11.9 million related to the same acquisition. Cash outflows from investing activities in the year ended December 31, 2011, included capital expenditures of $333.2 million and an increase in restricted cash of $10.2 million, partially offset by proceeds on sale of asset-backed commercial paper of $22.7 million, $7.7 million cash acquired through the Petrolifera acquisition and $4.5 million of proceeds from disposition of oil and gas properties.

Cash provided by financing activities in the years ended December 31, 2013, 2012 and 2011 related to proceeds from issuance of shares of our Common Stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As at December 31, 2013, 2012 and 2011 we had no off-balance sheet arrangements.

Contractual Obligations

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2013:

	Year ending December 31
	Total	2014	2015	2016	2017	2018	Thereafter
(Thousands of U.S. Dollars)
Oil transportation services	$52,339	$23,261	$10,635	$3,812	$3,812	$3,812	$7,007
Drilling and G&G	56,143	55,806	337	—	—	—	—
Completions	48,500	26,544	14,289	7,667	—	—	—
Facility construction	19,446	18,748	698	—	—	—	—
Operating leases	3,949	2,690	989	163	26	16	65
Software and telecommunication	1,992	1,824	137	31	—	—	—
Consulting	1,225	937	288	—	—	—	—
	$183,594	$129,810	$27,373	$11,673	$3,838	$3,828	$7,072

Total contractual obligations at December 31, 2013 were $183.6 million (December 31, 2012 - $121.0 million). The increase in 2013 was primarily due to drilling and completion commitments for the Chaza and Guayuyaco Blocks in Colombia, new transportation agreements in the Garibay, Chaza, and Llanos-22 Blocks in Colombia, and facilities commitments for Block 95 in Peru, partially offset by the amortization of transportation contracts in Colombia.

At December 31, 2013, we had provided promissory notes totaling $52.5 million as security for letters of credit relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

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

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation. The ceiling test limits pooled costs to the aggregate of the discounted estimated after-tax future net revenues from proved oil and gas properties, plus the lower of cost or estimated fair value of unproved properties less any associated tax effects.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas, and the applicable discount rate, that are used to calculate the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that a 10% discount factor be used and future net revenues are calculated using prices that represent the average of the first day of each month price for the 12-month period. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but reflect adjustments for gravity, quality, local conditions, gathering and transportation fees and distance from market. Estimates of standardized measure of our future cash flows from proved reserves for our December 31, 2013, ceiling tests were based on wellhead prices per BOE as of the first day of each month within that twelve month period of $96.49 for Colombia, $65.46 for Argentina and $90.70 for Brazil.

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

At June 30, 2013, we recorded a ceiling test impairment loss of $2.0 million in our Brazil cost center related to lower realized prices and an increase in estimate of operating costs. We assessed our oil and gas properties for impairment as at December 31, 2013, and found no further impairment write-down was required based on our calculations for our Colombia, Brazil and Peru cost centers. As a result of assessing oil and gas properties in our Argentina cost center, a ceiling test impairment loss of $30.8 million was recorded. The 2013 impairment charge in the Argentina cost center was a result of deferred investment and inconclusive waterflood results in the Puesto Morales field.

At March 31, 2012, we recorded a ceiling test impairment loss of $20.2 million in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. We assessed our oil and gas properties for impairment as at December 31, 2011, and found no impairment write-down was required based on our calculations for our Colombia and Brazil cost centers. As a result of assessing oil and gas properties in our Peru and Argentina cost centers, ceiling test impairment losses of $42.0 million and $25.7 million respectively were recorded. The 2011 impairment charge in the Peru cost center related to drilling costs on a dry well and seismic costs on blocks which were relinquished. The 2011 impairment charge in the Argentina cost center related to an increase in estimated future operating and capital costs to produce our remaining Argentina proved reserves and a decrease in reserve volumes.

Because of the volatile nature of oil and gas prices, it is not possible to predict the timing or magnitude of full cost writedowns. In addition, due to the inter-relationship of the various judgments made to estimate proved reserves, it is impractical to provide a quantitative analysis of the effects of potential changes in these estimates. However, decreases in estimates of proved reserves would generally increase our depletion rate and, thus, our DD&A expense. Decreases in our proved reserves may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. The decline in proved reserve estimates may impact the outcome of the full cost ceiling test previously discussed. In addition, increases in costs required to develop our reserves would increase the rate at which we record DD&A expenses.

Unproved properties

Unproved properties are not depleted pending the determination of the existence of proved reserves. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Unproved properties are evaluated quarterly to ascertain whether impairment has occurred. Unproved properties, the costs of which are individually significant, are assessed individually by considering seismic data, plans or requirements to relinquish acreage, drilling results and activity, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, these properties are grouped for purposes of assessing impairment. During any period in which factors indicate an impairment, the cumulative costs incurred to date for such property are transferred to the full cost pool and are then subject to amortization. The transfer of costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on our drilling plans and results, G&G evaluations, the assignment of proved reserves, availability of capital, and other factors. For countries where a reserve base has not yet been established, the impairment is charged to earnings.

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

Allocation of Consideration Transferred in Business Combinations

The acquisition of properties in Brazil in 2012 and the acquisition of Petrolifera in 2011 were both accounted for using the acquisition method, with Gran Tierra being the acquirer, whereby the assets acquired and liabilities assumed were recorded at their fair values at the acquisition date. For the 2012 acquisition, the fair value of the consideration transferred was equal to the fair value of the net assets acquired and no gain or goodwill was recorded on acquisition. For the 2011 acquisition, the excess of the fair values of the net assets acquired over the consideration transferred recorded as a gain on acquisition. Calculation of fair values of assets and liabilities, which was done with the assistance of independent advisors, was subject to estimates which include various assumptions including the fair value of proved and unproved reserves of the assets acquired as well as future production and development costs and future oil and gas prices.

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

Goodwill

Goodwill represents the excess of the aggregate of the consideration transferred over net identifiable assets acquired and liabilities assumed. The goodwill on our balance sheet resulted from the Solana Resources Limited and Argosy Energy International L.P. acquisitions, in 2008 and 2006 respectively, and relates entirely to the Colombia reporting unit.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to oil prices. Most of our revenues are from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to West Texas Intermediate ("WTI") or Brent and adjusted for quality each month. In Argentina, a further discount factor which is related to a tax on oil exports establishes a common pricing mechanism for all oil produced in the country, regardless of its destination.

Foreign currency risk is a factor for our company but is ameliorated to a large degree by the nature of expenditures and revenues in the countries where we operate. During 2013, we did not engage in any formal hedging activity with regard to foreign currency risk. Subsequent to year end, we have purchased non-deliverable forward contracts for purposes of fixing the exchange rate at which we will purchase Colombian Pesos to settle our income tax installment payments due in April and June 2014. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. dollar price of WTI or Brent oil.

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

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $90,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar. For the year ended December 31, 2013, our realized foreign exchange loss was $6.7 million (2012 - $17.1 million). In 2013, the realized foreign exchange loss primarily related to foreign exchange losses on the net monetary assets in Argentina during the period. The Argentina Peso weakened by 33% and 14% against the U.S. dollar in the year ended December 31, 2013, and 2012, respectively. In 2012, the realized foreign exchange loss primarily arose upon payment of the 2011 Colombian income tax liability during the second quarter of 2012.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the accompanying consolidated financial statements of Gran Tierra Energy Inc. and subsidiaries (the "Company"), which comprise the consolidated balance sheets as at December 31, 2013 and 2012, and the consolidated statements of operations and retained earnings, consolidated statements of shareholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2013, and a summary of significant accounting policies and other exploratory information.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Gran Tierra Energy Inc. and subsidiaries as at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in accordance with the accounting principles generally accepted in the United States of America.

Other Matter

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),
the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

Chartered Accountants
February 25, 2014
Calgary, Canada

Gran Tierra Energy Inc.
Consolidated Statements of Operations and Retained Earnings
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUE AND OTHER INCOME
Oil and natural gas sales	$720,450	$583,109	$596,191
Interest income	3,193	2,078	1,216
	723,643	585,187	597,407
EXPENSES
Operating	149,059	124,903	86,497
Depletion, depreciation, accretion and impairment	267,146	182,037	231,235
General and administrative	53,400	58,882	60,389
Other gain (Note 9)	—	(9,336)	—
Other loss (Notes 11 and 12)	4,400	—	—
Equity tax (Note 9)	—	—	8,271
Financial instruments gain (Note 3)	—	—	(1,522)
Gain on acquisition (Note 3)	—	—	(21,699)
Foreign exchange (gain) loss	(12,198)	31,338	(11)
	461,807	387,824	363,160

INCOME BEFORE INCOME TAXES	261,836	197,363	234,247
Income tax expense (Note 9)	(135,548)	(97,704)	(107,330)
NET INCOME AND COMPREHENSIVE INCOME	126,288	99,659	126,917
RETAINED EARNINGS, BEGINNING OF YEAR	284,673	185,014	58,097
RETAINED EARNINGS, END OF YEAR	$410,961	$284,673	$185,014

NET INCOME PER SHARE — BASIC	$0.45	$0.35	$0.46
NET INCOME PER SHARE — DILUTED	$0.44	$0.35	$0.45
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 7)	282,808,497	280,741,255	273,491,564
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 7)	286,127,897	284,172,254	281,287,002

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$428,800	$212,624
Restricted cash	1,478	1,404
Accounts receivable (Note 5)	49,703	119,844
Inventory (Note 5)	13,725	33,468
Taxes receivable	9,980	39,922
Prepaids	6,450	4,074
Deferred tax assets (Note 9)	2,256	2,517
Total Current Assets	512,392	413,853

Oil and Gas Properties (using the full cost method of accounting)
Proved	794,069	813,247
Unproved	456,001	383,414
Total Oil and Gas Properties	1,250,070	1,196,661
Other capital assets	10,102	8,765
Total Property, Plant and Equipment (Note 6)	1,260,172	1,205,426

Other Long-Term Assets
Restricted cash	2,300	1,619
Deferred tax assets (Note 9)	1,407	1,401
Taxes receivable	18,535	1,374
Other long-term assets	7,163	6,621
Goodwill (Note 2)	102,581	102,581
Total Other Long-Term Assets	131,986	113,596
Total Assets	$1,904,550	$1,732,875
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 10)	$72,400	$102,263
Accrued liabilities (Note 10)	89,567	66,418
Taxes payable	102,887	22,339
Deferred tax liabilities (Note 9)	1,193	337
Asset retirement obligation (Note 8)	518	28
Total Current Liabilities	266,565	191,385

Long-Term Liabilities
Deferred tax liabilities (Note 9)	177,082	225,195
Equity tax payable	—	3,562
Asset retirement obligation (Note 8)	21,455	18,264
Other long-term liabilities	9,540	3,038
Total Long-Term Liabilities	208,077	250,059

Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common Stock (Note 7) (272,327,810 and 268,482,445 shares of Common Stock and 10,882,440 and 13,421,488 exchangeable shares, par value $0.001 per share, issued and outstanding as at December 31, 2013 and December 31, 2012, respectively)	10,187	7,986
Additional paid in capital	1,008,760	998,772
Retained earnings	410,961	284,673
Total Shareholders’ Equity	1,429,908	1,291,431
Total Liabilities and Shareholders’ Equity	$1,904,550	$1,732,875
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$126,288	$99,659	$126,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, accretion and impairment	267,146	182,037	231,235
Deferred tax (recovery) expense (Note 9)	(29,499)	26,274	(28,685)
Stock-based compensation (Note 7)	8,918	12,006	12,767
Unrealized gain on financial instruments (Note 3)	—	—	(1,354)
Unrealized foreign exchange (gain) loss	(18,911)	17,054	(2,232)
Cash settlement of asset retirement obligation (Note 8)	(2,068)	(404)	(345)
Other gain (Note 9)	—	(9,336)	—
Other loss (Notes 11 and 12)	4,400	—	—
Equity tax	(3,345)	(3,534)	2,442
Gain on acquisition (Note 3)	—	—	(21,699)
Net change in assets and liabilities from operating activities
Accounts receivable and other long-term assets	67,034	(56,669)	(15,627)
Inventory	13,947	(18,195)	(548)
Prepaids	(2,375)	(477)	(1,321)
Accounts payable and accrued and other liabilities	(5,170)	(8,387)	16,780
Taxes receivable and payable	94,496	(83,709)	35,422
Net cash provided by operating activities	520,861	156,319	353,752

Investing Activities
(Increase) decrease in restricted cash	(755)	11,859	(10,197)
Additions to property, plant and equipment	(367,322)	(276,084)	(333,194)
Proceeds from oil and gas properties (Note 6)	59,621	—	4,450
Cash paid for acquisition (Note 3)	—	(35,495)	—
Cash acquired on acquisition (Note 3)	—	—	7,747
Proceeds on sale of asset-backed commercial paper (Note 3)	—	—	22,679
Net cash used in investing activities	(308,456)	(299,720)	(308,515)

Financing Activities
Settlement of bank debt (Note 3)	—	—	(54,103)
Proceeds from issuance of shares of Common Stock	3,771	4,340	5,123
Net cash provided by (used in) financing activities	3,771	4,340	(48,980)

Net increase (decrease) in cash and cash equivalents	216,176	(139,061)	(3,743)
Cash and cash equivalents, beginning of year	212,624	351,685	355,428
Cash and cash equivalents, end of year	$428,800	$212,624	$351,685

Cash	$408,568	$207,392	$172,645
Term deposits	20,232	5,232	179,040
Cash and cash equivalents, end of year	$428,800	$212,624	$351,685

Supplemental cash flow disclosures:
Cash paid for interest (Note 3)	$—	$—	$1,604
Cash paid for income taxes	$51,183	$143,498	$67,053

Non-cash investing activities:
Non-cash net assets and liabilities related to property, plant and equipment, end of year	$75,580	$75,393	$43,333

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Shareholders’ Equity
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2013	2012	2011
Share Capital
Balance, beginning of year	$7,986	$7,510	$4,797
Issue of shares of Common Stock	2,201	476	2,713
Balance, end of year	10,187	7,986	7,510

Additional Paid in Capital
Balance, beginning of year	998,772	980,014	821,781
Issue of shares of Common Stock	—	2,902	142,109
Exercise of warrants (Note 7)	—	1,590	411
Expiry of warrants (Note 7)	—	190	—
Exercise of stock options (Note 7)	1,570	960	1,990
Stock-based compensation (Note 7)	8,418	13,116	13,723
Balance, end of year	1,008,760	998,772	980,014

Warrants
Balance, beginning of year	—	1,780	2,191
Exercise of warrants (Note 7)	—	(1,590)	(411)
Expiry of warrants (Note 7)	—	(190)	—
Balance, end of year	—	—	1,780

Retained Earnings
Balance, beginning of year	284,673	185,014	58,097
Net income	126,288	99,659	126,917
Balance, end of year	410,961	284,673	185,014

Total Shareholders’ Equity	$1,429,908	$1,291,431	$1,174,318

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011
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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: oil and natural gas reserves and related present value of future cash flows; depreciation, depletion, amortization and impairment (“DD&A”); impairment assessments of goodwill; timing of transfers from oil and gas properties not subject to depletion to the depletable base; asset retirement obligations; determining the value of the consideration transferred and the net identifiable assets acquired and liabilities assumed in connection with business combinations and determining goodwill; income taxes; legal and other contingencies; and stock-based compensation. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results may differ from these estimates.

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

Allowance for doubtful accounts

The Company estimates losses on receivables based on known uncollectible accounts, if any, and historical experience of losses incurred and accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. The allowance for doubtful receivables was nil at December 31, 2013, and 2012.

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

The Company computes depletion of oil and natural gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. Future development costs related to properties with proved reserves are also included in the amortization base for computation of depletion. The costs of unproved properties are excluded from the amortization base until the properties are evaluated. The cost of exploratory dry wells is transferred to proved properties, and thus is subject to amortization, immediately upon determination that a well is dry in those countries where proved reserves exist.

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

The Company calculates future net cash flows by applying the unweighted average of prices in effect on the first day of the month for the preceding 12-month period, adjusted for location and quality differentials. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts.

Unproved properties are not depleted pending the determination of the existence of proved reserves. Costs are transferred into the depletable base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Unproved properties are evaluated quarterly to ascertain whether impairment has occurred. This evaluation considers, among other factors, seismic data, requirements to relinquish acreage, drilling results and activity, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions. During any period in which factors indicate an impairment, the cumulative costs incurred to date for such property are transferred to the full cost pool and are then subject to depletion. For countries where a reserve base has not yet been established, the impairment is charged to earnings.

In exploration areas, related geological and geophysical (“G&G”) costs are capitalized in unproved property and evaluated as part of the total capitalized costs associated with a property. G&G costs related to development projects are recorded in proved properties and therefore subject to depletion as incurred.

Gains and losses on the sale or other disposition of oil and natural gas properties are not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

Asset retirement obligation

The Company records an estimated liability for future costs associated with the abandonment of its oil and gas properties including the costs of reclamation of drilling sites. The Company records the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred with an offsetting increase to the related oil and gas properties. The fair value of an asset retirement obligation is measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value, while the asset retirement cost is amortized over the estimated productive life of the related assets. The accretion of the asset retirement obligation and amortization of the asset retirement cost are included in DD&A. If estimated future costs of an asset retirement obligation change, an adjustment is recorded to both the asset retirement obligation and oil and gas properties. Revisions to the estimated asset retirement obligation can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

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

The Company recorded $87.6 million of goodwill in relation to the acquisition of Solana Resources Limited (“Solana”) in 2008 and $15.0 million of goodwill in relation to the Argosy Energy International L.P. acquisition in 2006. The goodwill relates entirely to the Colombia reportable segment. The Company performed a qualitative assessment of goodwill at December 31, 2013, and based on this assessment, no impairment of goodwill was identified.

Revenue recognition

Revenue from the production of oil and natural gas is recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, the sale is evidenced by a contract and collection of the revenue is reasonably assured.

On February 1, 2012, the sales point for the Company’s Colombian oil sales to a significant customer in the Putumayo Basin changed. Gran Tierra’s customer, Ecopetrol S.A. (“Ecopetrol”), now takes title at the Port of Tumaco on the Pacific coast of Colombia rather than at the entry into the Ecopetrol-operated Trans-Andean oil pipeline (“the OTA pipeline”) at the Orito

Station in the Putumayo Basin. In Colombia, the Company has other sales contracts where the sales point is the purchaser's facilities or when oil is loaded into a truck at Gran Tierra's loading facility or an export tanker.

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

Stock-based compensation

The Company grants time-vested restricted stock units ("RSUs") to officers, employees and consultants. RSUs entitle the holder to receive, at the option of the Company, either the underlying number of shares of the Company's Common Stock upon vesting of such shares or a cash payment equal to the value of the underlying shares. The Company expects its practice will be to settle RSUs in cash and, therefore, RSUs are accounted for as liability instruments. Compensation expense for RSUs granted is based on the estimated fair value, which is determined using the closing share price, at each reporting date, and the expense, net of estimated forfeitures, is recognized over the requisite service period using the accelerated method, with a corresponding change to liabilities. An adjustment is made to compensation expense for any difference between the estimated forfeitures and the actual forfeitures related to vested awards.

Additionally, the Company grants options to purchase shares of Common Stock to certain directors, officers, employees and consultants. The Company follows the fair-value based method of accounting for stock options granted. Compensation expense for options granted is based on the estimated fair value, using the Black-Scholes option pricing model, at the time of grant and the expense, net of estimated forfeitures, is recognized over the requisite service period using the accelerated method. An adjustment is made to compensation expense for any difference between the estimated forfeitures and the actual forfeitures related to vested awards. The Company uses historical data to estimate option exercises, expected term and employee departure behavior used in the Black-Scholes option pricing model. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s shares. The risk-free rate for periods within the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Recently Issued Accounting Pronouncements

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is fixed at the Reporting Date

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013- 04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is fixed at the Reporting Date”. The ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The implementation of this update is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows or disclosure.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The implementation of this update is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows or disclosure.

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

Contingent consideration was recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred, discounted back to present value by applying an appropriate discount rate that reflected the risk factors associated with the payment streams. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The acquisition date fair value of the contingent consideration was $1.1 million and was recorded in other long-term liabilities. The fair value of the contingent consideration is being remeasured at the estimated fair value at each reporting period and any change in fair value will be recognized as income or expense in operating income. There was no significant change in the fair value of the contingent consideration between October 8, 2012, December 31, 2012, and December 31, 2013. Any changes in fair value will impact earnings in such reporting period until the contingencies are resolved.

The following table shows the allocation of the consideration transferred based on the fair values of the assets and liabilities acquired:

(Thousands of U.S. Dollars)
Consideration Transferred:
Cash	$35,495
Fair value of contingent consideration payable	1,061
$36,556

Allocation of Consideration Transferred:
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

4. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil and natural gas. The Company’s reportable segments are Colombia, Argentina, Peru and Brazil based on geographic organization. The level of activity in Brazil was not significant at December 31, 2013; however, the Company has separately disclosed its results of operations in Brazil as a reportable segment. The All Other category represents the Company’s corporate activities.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates reportable segment performance based on income or loss before income taxes. The segmented results include the operations of Petrolifera subsequent to March 18, 2011, the Acquisition Date (Note 3).

The following tables present information on the Company’s reportable segments and other activities:

	Year Ended December 31, 2013
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$624,410	$73,495	$—	$22,545	$—	$720,450
Interest income	623	1,015	27	909	619	3,193
DD&A expenses	184,697	64,295	362	16,761	1,031	267,146
DD&A - per unit of production	27.23	58.18	—	70.12	—	32.87
Income (loss) before income taxes	336,179	(47,378)	(7,067)	(2,650)	(17,248)	261,836
Segment capital expenditures (1)	188,547	19,503	82,954	23,039	775	314,818
	Year Ended December 31, 2012
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$493,615	$79,642	$—	$9,852	$—	$583,109
Interest income	667	355	49	607	400	2,078
DD&A expenses	122,055	31,466	1,234	26,300	982	182,037
DD&A - per unit of production	25.37	24.74	—	259.88	—	29.44
Income (loss) before income taxes	244,474	1,060	(5,493)	(24,543)	(18,135)	197,363
Segment capital expenditures (1)	153,331	40,653	62,869	55,239	1,084	313,176
	Year Ended December 31, 2011
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$543,999	$48,016	$—	$4,176	$—	$596,191
Interest income	492	66	140	84	434	1,216
DD&A expenses	141,133	45,506	42,035	1,819	742	231,235
DD&A - per unit of production	26.17	49.61	—	42.25	—	36.39
Income (loss) before income taxes	313,516	(32,635)	(46,249)	(3,878)	3,493	234,247
Segment capital expenditures (1)	202,551	36,289	36,224	50,836	1,747	327,647

(1) In 2013, segment capital expenditures are net of proceeds of: $54.0 million relating to termination of a farm-in agreement in Brazil; $4.1 million relating to the Company's assumption of the remaining 50% working interest in the Santa Victoria Block in Argentina; and $1.5 million relating to the Company's sale of its 15% working interest in the Mecaya Block in Colombia (Note 6). In 2012, the Company paid $35.5 million and recorded $1.1 million of contingent consideration in connection with the acquisition of the remaining 30% working interest in four blocks in Brazil (Note 3). In 2011, amounts are net of proceeds from the farm-out of a 50% working interest in the Santa Victoria Block and the sale of a blow-out preventer, both in Argentina (Note 6). In 2011, the Company also completed its acquisition of all the issued and outstanding common shares and warrants of Petrolifera (Note 3).

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

The Company has two significant customers in Colombia, Ecopetrol and one other customer. Sales to Ecopetrol accounted for 41%, 74% and 87% of the Company's consolidated oil and gas sales for the years ended December 31, 2013, 2012 and 2011, respectively. Sales to the other customer in Colombia accounted for 38% of the Company's consolidated oil and gas sales for the year ended December 31, 2013.

	As at December 31, 2013
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$850,359	$94,366	$178,531	$133,874	$3,042	$1,260,172
Goodwill	102,581	—	—	—	—	102,581
Other assets	233,336	39,209	24,240	24,477	220,535	541,797
Total Assets	$1,186,276	$133,575	$202,771	$158,351	$223,577	$1,904,550

	As at December 31, 2012
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$840,027	$138,768	$95,940	$127,394	$3,297	$1,205,426
Goodwill	102,581	—	—	—	—	102,581
Other assets	222,220	47,038	10,880	8,498	136,232	424,868
Total Assets	$1,164,828	$185,806	$106,820	$135,892	$139,529	$1,732,875

5. Accounts Receivable and Inventory

Accounts Receivable

	As at December 31,
(Thousands of U.S. Dollars)	2013	2012
Trade	$46,113	$116,434
Other	3,590	3,410
	$49,703	$119,844

Inventory

At December 31, 2013, oil and supplies inventories were $11.7 million and $2.0 million, respectively (December 31, 2012 - $31.2 million and $2.3 million, respectively).

6. Property, Plant and Equipment

Property, Plant and Equipment

	As at December 31, 2013			As at December 31, 2012
(Thousands of U.S. Dollars)	Cost	Accumulated depletion, depreciation and impairment	Net book value	Cost	Accumulated depletion, depreciation and impairment	Net book value
Oil and natural gas properties
Proved	$1,799,544	$(1,005,475)	$794,069	$1,562,477	$(749,230)	$813,247
Unproved	456,001	—	456,001	383,414	—	383,414
	2,255,545	(1,005,475)	1,250,070	1,945,891	(749,230)	1,196,661
Furniture and fixtures and leasehold improvements	8,919	(6,568)	2,351	7,575	(5,093)	2,482
Computer equipment	14,786	(7,605)	7,181	10,971	(5,248)	5,723
Automobiles	1,381	(811)	570	1,376	(816)	560
Total Property, Plant and Equipment	$2,280,631	$(1,020,459)	$1,260,172	$1,965,813	$(760,387)	$1,205,426

Depletion and depreciation expense on property, plant and equipment for the year ended December 31, 2013, was $227.3 million (year ended December 31, 2012 - $168.0 million; year ended December 31, 2011 - $162.6 million). A portion of depletion and depreciation expense was recorded as inventory in each year and adjusted for inventory changes.

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

In the third quarter of 2013, the Company received a net payment of $54.0 million (before income taxes) from a third party in connection with termination of a farm-in agreement in the Recôncavo Basin relating to Block REC-T-129, Block REC-T-142, Block REC-T-155 and Block REC-T-224 in Brazil.

The Company successfully bid on three blocks in the 2013 Brazil Bid Round 11 administered by Brazil's Agência Nacional de Petróleo, Gás Natural e Biocombustíveis ("ANP") and, in the third quarter of 2013, paid a signature bonus of $14.4 million upon finalization of the concession agreements.

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

In September 2011, the Company announced two farm-out agreements with Statoil do Brasil Ltda. ("Statoil") in a joint venture with PetróleoBrasileiro S.A. pursuant to which, the Company would receive an assignment of a non-operated 10% working interest in Block BM-CAL-7 and a non-operated 15% working interest in Block BM-CAL-10. Both blocks are located in the Camamu Basin, offshore Bahia, Brazil. On February 17, 2012, in accordance with the terms of the farm-out agreement for Block BM-CAL-10 in Brazil, the Company gave notice to its joint venture partner that it would not enter into and assume its share of the work obligations of the second exploration period of the block. As a result, the farm-out agreement terminated and the Company did not receive any interest in this block. Pursuant to the farm-out agreement, the Company was obligated to make payment for a certain percentage of the costs relating to Block BM-CAL-10, which relate primarily to a well that was drilled during the term of the farm-out agreement. The notice of withdrawal was a trigger for payment of amounts that would otherwise have been due if the farm-out agreement had closed and the Company had acquired a working interest. In the first quarter of 2012, the Company received regulatory approval from the ANP for the Block BM-CAL-7 farm-out agreement. Purchase consideration of $0.7 million was paid and the assignment became effective on April 3, 2012. The Company relinquished its interest in Block 186 of Block BM-CAL-7 effective in the fourth quarter of 2013 and paid a penalty of $1.3 million for not meeting the first exploration phase work obligation to drill a well on this block.

In March 2011, the Company recorded proceeds of $3.3 million from the farm-out of a 50% interest in the Santa Victoria Block in Argentina. The Company also recorded $1.2 million from the sale of a blow-out preventer in Argentina in September 2011.

In the year ended December 31, 2013, the Company recorded a ceiling test impairment loss of $30.8 million in the Company's Argentina cost center as a result of deferred investment and inconclusive waterflood results and a ceiling test impairment loss of $2.0 million in the Company's Brazil cost center as a result of lower realized prices and increased operating costs.

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

In Brazil, the exploration phase of the concession agreements on Blocks REC-T-129, REC-T-142 and REC-T-155 was due to expire on November 24, 2013 and the exploration phase of the concession agreement on Block REC-T-224 was due to expire on December 11, 2013; however, under the concession agreements the Company was able and did submit applications to the ANP for extensions or suspensions of the exploration phases of these blocks. At December 31, 2013, unproved properties included $51.4 million relating to exploration expenditures on these four blocks. Management assessed these blocks for impairment at December 31, 2013 and concluded no impairment had occurred.

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

The amounts of G&A and stock-based compensation capitalized in each of the Company's cost centers during the years ended December 31, 2013, 2012 and 2011, respectively, were as follows:

	Year Ended December 31, 2013
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$21,415	$3,423	$7,896	$7,220	$39,954
Capitalized stock-based compensation	921	128	669	718	2,436

	Year Ended December 31, 2012
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$15,054	$4,605	$4,761	$3,844	$28,264
Capitalized stock-based compensation	481	354	—	275	1,110

	Year Ended December 31, 2011
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	Total
Capitalized G&A, including stock-based compensation	$7,996	$3,189	$1,183	$1,985	$14,353
Capitalized stock-based compensation	456	266	—	234	956

Unproved oil and natural gas properties consist of exploration lands held in Colombia, Argentina, Peru and Brazil. As at December 31, 2013, the Company had $176.1 million (December 31, 2012 - $175.9 million) of unproved assets in Colombia, $18.2 million (December 31, 2012 - $42.3 million) of unproved assets in Argentina, $177.5 million (December 31, 2012 - $95.1 million) of unproved assets in Peru, and $84.2 million (December 31, 2012 - $70.1 million) of unproved assets in Brazil for a total of $456.0 million (December 31, 2012 - $383.4 million). These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration dictates whether or not future areas will be developed. The Company expects that approximately 75% of costs not subject to depletion at December 31, 2013, will be transferred to the depletable base within the next five years and the remainder in the next five to 10 years.

The following is a summary of Gran Tierra’s oil and natural gas properties not subject to depletion as at December 31, 2013:

	Costs Incurred in
(Thousands of U.S. Dollars)	2013	2012	2011	Prior to 2011	Total
Acquisition costs - Colombia	$—	$—	$3,900	$127,842	$131,742
Acquisition costs - Argentina	(4,088)	—	14,889	—	10,801
Acquisition costs - Peru	—	5,400	23,423	2,000	30,823
Acquisition costs - Brazil	—	12,802	22,668	—	35,470
Exploration costs - Colombia	4,965	16,092	7,225	16,064	44,346
Exploration costs - Argentina	204	(588)	2,595	5,226	7,437
Exploration costs - Peru	82,311	58,286	6,019	—	146,616
Exploration costs - Brazil	14,106	17,128	17,532	—	48,766
Total oil and natural gas properties not subject to depletion	$97,498	$109,120	$98,251	$151,132	$456,001

7. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as Common Stock, par value $0.001 per share, 25 million are designated as Preferred Stock, par value $0.001 per share, and two shares are designated as special voting stock, par value $0.001 per share.

As at December 31, 2013, outstanding share capital consists of 272,327,810 shares of Common Stock of the Company, 6,348,313 exchangeable shares of Gran Tierra Exchangeco Inc., (the "Exchangeco exchangeable shares") and 4,534,127 exchangeable shares of Gran Tierra Goldstrike Inc. (the "Goldstrike exchangeable shares"). The Exchangeco exchangeable shares were issued upon the acquisition of Solana. The Goldstrike exchangeable shares were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company.

The redemption date of the Exchangeco exchangeable shares was previously established as November 14, 2013 (or at an earlier date under certain specified circumstances). However, pursuant to resolutions of the Board of Directors of Gran Tierra Exchangeco Inc., effective October 25, 2013, the redemption date for the Exchangeco exchangeable shares was extended to such later date as may be established by the Board of Directors of Gran Tierra Exchangeco Inc. at its discretion. The redemption date of the Goldstrike exchangeable shares was previously established as November 10, 2013. However, pursuant to resolutions of the Board of Directors of Gran Tierra Goldstrike Inc., effective October 31, 2013, the redemption date for the Goldstrike exchangeable shares was extended to such later date as may be established by the Board of Directors of Gran Tierra Goldstrike Inc. at its discretion. During the year ended December 31, 2013, 1,306,317 shares of Common Stock were issued upon the exercise of stock options, 1,689,683 shares of Common Stock were issued upon the exchange of the Goldstrike exchangeable shares and 849,365 shares of common stock were issued upon the exchange of the Exchangeco exchangeable shares.

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

Restricted Stock Units and Stock Options

As at December 31, 2013, the Company followed the 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, under which the Company’s Board of Directors is authorized to issue options or other rights to acquire shares of the Company’s Common Stock. On June 27, 2012, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the Common Stock available for issuance thereunder from 23,306,100 shares to 39,806,100 shares.

The Company grants time-vested RSUs to officers, employees and consultants. RSUs entitle the holder to receive, at the option of the Company, either the underlying number of shares of the Company's Common Stock upon vesting of such shares or a cash payment equal to the value of the underlying shares. The Company expects its practice will be to settle RSUs in cash.

Additionally, the Company grants options to purchase shares of Common Stock to certain directors, officers, employees and consultants. Each option permits the holder to purchase one share of Common Stock at the stated exercise price. At the time of grant, the exercise price equals the market price. Options vest over three years. The Company does not expect to repurchase any shares in the open market to settle any such exercises.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2013	2012	2011
Dividend yield (per share)	Nil	Nil	Nil
Volatility	42% to 54%	59% to 75%	75% to 81%
Weighted average volatility	53%	75%	80%
Risk-free interest rate	0.3% to 0.7%	0.3% to 0.4%	0.4% to 1.4%
Expected term	4-5 years	4-6 years	4-6 years

The following table provides information about stock option and RSU activity for the year ended December 31, 2013:

	RSUs	Options
	Number of Outstanding Share Units	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Balance, December 31, 2012	—	15,399,662	5.11
Granted	966,320	2,121,375	6.29
Exercised	—	(1,306,317)	(2.89)
Forfeited	(44,275)	(396,003)	(7.01)
Expired	—	(150,259)	(6.25)
Balance, December 31, 2013	922,045	15,668,458	5.41
Exercisable, at December 31, 2013		10,372,602	4.87
Vested, or expected to vest, at December 31, 2013, through the life of the options		15,142,311	5.37

For the year ended December 31, 2013, 1,306,317 shares of Common Stock were issued upon the exercise of 1,306,317 stock options (2012 – 482,841; 2011 – 1,695,049). Cash proceeds from the exercise of stock options in the year ended December 31, 2013 were $3.8 million.

At December 31, 2013, the weighted average remaining contractual term of outstanding stock options was 6.1 years and of exercisable stock options was 5.8 years.

The weighted average grant date fair value for options granted in the year ended December 31, 2013, was $2.62 (2012 - $3.33; 2011 - $4.84). The weighted average grant date fair value for options vested in the year ended December 31, 2013, was $3.94 (2012 - $3.90; 2011 - $2.26). The total fair value of stock options vested during year ended December 31, 2013, was $12.4 million (2012 - $10.2 million; 2011 - $6.6 million).

The amounts recognized for stock-based compensation were as follows:

(Thousands of U.S. Dollars)	Year Ended December 31,
	2013	2012	2011
Compensation costs for stock options	$8,418	$13,116	$13,723
Compensation costs for RSUs	2,936	—	—
	11,354	13,116	13,723
Less: stock-based compensation costs capitalized	(2,436)	(1,110)	(956)
Total stock-based compensation expense	$8,918	$12,006	$12,767

Of the total compensation expense for the year ended December 31, 2013, $7.9 million (2012 - $10.9 million; 2011 - $11.4 million) was recorded in G&A expenses and $1.0 million (2012 – $1.1 million; 2011 - $1.3 million) was recorded in operating expenses.

At December 31, 2013, there was $8.1 million (December 31, 2012 - $8.2 million) of unrecognized compensation cost related to unvested stock options and RSUs which is expected to be recognized over a weighted average period of 2.9 years.

The aggregate intrinsic value of options outstanding at December 31, 2013, was $32.9 million (2012 - $17.8 million; 2011 -$14.7 million) based on the Company’s closing share price of $7.31 at December 31, 2013 (December 31, 2012 - $5.51; December 31, 2011 - $4.80). The aggregate intrinsic value of options exercisable at December 31, 2013, was $27.4 million (December 31, 2012 - $17.6 million; December 31, 2011 - $14.2 million). The aggregate intrinsic value of options exercised in the year ended December 31, 2013, was $3.3 million (2012 - $1.4 million; 2011 - $6.2 million). The aggregate intrinsic value of options vested, or expected to vest, at December 31, 2013, through the life of the options was $32.4 million and the weighted-average remaining contractual term of these options was 6.1 years.

Warrants

At December 31, 2013, and 2012, the Company did not have any warrants outstanding. At December 31, 2011, the Company had 6,298,230 warrants outstanding to purchase 3,149,115 shares of Common Stock for $1.05 per share, expiring between June 20, 2012, and June 30, 2012. During the year ended December 31, 2012, 2,766,834 shares of Common Stock were issued upon the exercise of 5,550,668 warrants (2011 - 735,817 shares of Common Stock were issued upon the exercise of 1,471,634 warrants), 26,190 shares of Common Stock were issued with 7,143 shares withheld in lieu of a cashless exchange upon the exercise of 66,666 warrants, and 680,896 warrants expired unexercised.

Weighted Average Shares Outstanding

	Year Ended December 31,
	2013	2012	2011
Weighted average number of common and exchangeable shares outstanding	282,808,497	280,741,255	273,491,564
Shares issuable pursuant to warrants	—	175,061	2,708,183
Shares issuable pursuant to stock options	12,041,260	5,879,929	5,143,498
Shares assumed to be purchased from proceeds of stock options	(8,721,860)	(2,623,991)	(56,243)
Weighted average number of diluted common and exchangeable shares outstanding	286,127,897	284,172,254	281,287,002

For the year ended December 31, 2013, 4,217,082 options (2012 - 9,784,874 options; 2011 - 3,726,999) were excluded from the diluted income per share calculation as the options were anti-dilutive.

8. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2013	2012
Balance, beginning of year	$18,292	$12,669
Settlements	(2,068)	(404)
Liability incurred	2,623	5,190
Liability assumed in a business combination (Note 3)	—	410
Foreign exchange	(25)	45
Accretion	1,279	998
Revisions in estimated liability	1,872	(616)
Balance, end of year	$21,973	$18,292

Asset retirement obligation - current	$518	$28
Asset retirement obligation - long-term	21,455	18,264
Balance, end of year	$21,973	$18,292

Revisions to estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling the asset retirement obligation. At December 31, 2013, the fair value of assets that are legally restricted for purposes of settling asset retirement obligations was $1.9 million (December 31, 2012 - $1.3 million). These assets are included in restricted cash on the Company's balance sheet.

9. Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income before income taxes for the following reasons:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2013	2012	2011
Income (loss) before income taxes
United States	$(13,566)	$(13,918)	$4,984
Foreign	275,402	211,281	229,263
	261,836	197,363	234,247
	35%	35%	35%
Income tax expense expected	91,643	69,077	81,986
Foreign currency translation adjustments	(2,978)	5,473	(417)
Impact of foreign taxes	(1,287)	(1,833)	3,890
Stock-based compensation	2,859	3,982	4,013
Increase in valuation allowance	39,028	6,709	36,815
Branch and other foreign loss pick-up	(2,362)	(3,809)	(14,363)
Non-deductible third party royalty in Colombia	11,073	11,938	8,525
Non-taxable gain on acquisition	—	—	(7,595)
Other permanent differences (1)	(2,428)	6,167	(5,524)
Total income tax expense	$135,548	$97,704	$107,330

Current income tax expense
United States	$1,250	$1,233	$1,029
Foreign	163,797	70,197	134,986
	165,047	71,430	136,015
Deferred income tax expense (recovery)
United States	—	—	—
Foreign	(29,499)	26,274	(28,685)
	(29,499)	26,274	(28,685)
Total income tax expense	$135,548	$97,704	$107,330

(1) Other permanent differences in the rate reconciliation are tax effected at the 35% statutory rate. For the year ended December 31, 2013, these differences include $9.1 million (2012 - $11.4 million) of tax basis and loss adjustments, $3.8 million (2012 - $8.7 million) of which are offset by a change in the valuation allowance and $2.9 million (2012 - $2.7 million) of which are subject to local tax at a rate of 1.75%.

The Colombian income tax rate was 33% for the years ended December 31, 2011 and 2012. On December 26, 2012, the Colombian Congress enacted tax reform which effectively increased the income tax rate to 34% from 33%, effective January  1, 2013 until December 31, 2015. As part of this tax reform Colombia reduced the corporate income tax rate from 33% to 25% and introduced a new 9% tax (CREE tax) which was introduced in addition to the regular corporate income tax. A portion of the CREE tax is considered a minimum tax based on net equity and has not been included as part of the overall income tax expense.

The Canadian statutory income tax rate changed from 26% for the year ended December 31, 2011 to 25% for the year ended December 31, 2012 as a result of the enacted reduction of Canadian corporate tax rates.

	As at December 31,
(Thousands of U.S. Dollars)	2013	2012
Deferred Tax Assets
Tax benefit of operating loss carryforwards	$47,154	$51,920
Tax basis in excess of book basis	59,168	22,519
Foreign tax credits and other accruals	34,894	30,926
Tax benefit of capital loss carryforwards	4,769	4,779
Deferred tax assets before valuation allowance	145,985	110,144
Valuation allowance	(142,322)	(106,226)
	$3,663	$3,918

Deferred tax assets - current	$2,256	$2,517
Deferred tax assets - long-term	1,407	1,401
	3,663	3,918
Deferred tax liabilities - current	(1,193)	(337)
Deferred tax liabilities - long-term	(177,082)	(225,195)
	(178,275)	(225,532)
Net Deferred Tax Liabilities	$(174,612)	$(221,614)

Undistributed earnings of foreign subsidiaries as of December 31, 2013, were considered to be permanently reinvested. A determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

As at December 31, 2013, the Company had operating loss carryforwards of $215.4 million (December 31, 2012 - $213.1 million) and capital loss carryforwards of $32.6 million (December 31, 2012 – $35.9 million) before valuation allowance. Of these operating loss carryforwards and capital loss carryforwards, $213.8 million (December 31, 2012 - $215.2 million) were losses generated by the foreign subsidiaries of the Company. In certain jurisdictions, the operating loss carryforwards expire between 2014 and 2033 and the capital loss carryforwards expire between 2016 and 2017, while certain other jurisdictions allow operating losses to be carried forward indefinitely.

The valuation allowance increased by $36.1 million during the year ended December 31, 2013. The change in the valuation allowance was primarily due to a ceiling test impairment loss of $30.8 million in Argentina (Note 6) and losses in Brazil and the U.S. The largest offset to the increase in the valuation allowance related to an Argentina entity where taxable income was generated, but sheltered by minimal notional tax credits. The Company continues to incur losses in the U.S., Peru, Brazil, Canada and certain Argentina entities.The losses are fully offset by a valuation allowance as their recognition does not meet the “more likely than not” threshold.

As at December 31, 2013, the total amount of Gran Tierra’s unrecognized tax benefit was $22.1 million (December 31, 2012 - $21.8 million; December 31, 2011 - $20.5 million), approximately $12.6 million of which, if recognized, would affect the Company’s effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated statement of operations. As at December 31, 2013, the amount of interest and penalties on the unrecognized tax benefit included in current income tax liabilities in the consolidated balance sheet was approximately $5.4 million (December 31, 2012 - $3.6 million). Interest and penalties on the unrecognized tax benefit included in income tax expense for the year ended December 31, 2013 was $1.8 million (2012 - $2.0 million; 2011 - $0.6 million). The Company had no other material interest or penalties included in the consolidated statement of operations for the three years ended December 31, 2013, respectively.

Changes in the Company's unrecognized tax benefit are as follows:

	Year Ended December 31,
	2013	2012	2011
(Thousands of U.S. Dollars)
Unrecognized tax benefit, beginning of year	$21,800	$20,500	$4,175
Increases for positions relating to prior year	3,200	1,300	585
Additions to tax position related to the current year	—	—	15,740
Decreases due to lapse of statute of limitations	(1,500)	—	—
Settlements	(1,400)	—	—
Unrecognized tax benefit, end of year	$22,100	$21,800	$20,500

The Company and its subsidiaries file income tax returns in the U.S. and certain other foreign jurisdictions. The Company is potentially subject to income tax examinations for the tax years 2005 through 2013 in certain jurisdictions. The Company does not anticipate any material changes to the unrecognized tax benefit disclosed above within the next twelve months.

The other gain for the year ended December 31, 2012, of $9.3 million represented a value added tax recovery which occurred upon the completion of a reorganization of subsidiary companies and their Colombian branches in the Colombian reporting segment during the fourth quarter of 2012.

Equity tax for the year ended December 31, 2011, of $8.3 million represented a Colombian tax of 6% on a legislated measure and was calculated based on the Company’s Colombian segment’s balance sheet equity for tax purposes at January 1, 2011. The tax is payable in eight semi-annual installments over four years, but was expensed in the first quarter of 2011 at the commencement of the four-year period. The equity tax liability at December 31, 2013, and December 31, 2012, was also partially related to an equity tax liability assumed upon the acquisition of Petrolifera.

10. Accounts Payable and Accrued Liabilities

	As at December 31,
(Thousands of U.S. Dollars)	2013	2012
Trade	$97,947	$103,720
Royalties	14,969	17,607
VAT and withholding tax	24,882	28,169
Employee compensation	16,525	13,178
Other	7,644	6,007
	$161,967	$168,681

11. Commitments and Contingencies

Purchase Obligations, Firm Agreements and Leases

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining lease terms in excess of one year as of December 31, 2013:

	Year ending December 31
	Total	2014	2015	2016	2017	2018	Thereafter
(Thousands of U.S. Dollars)
Oil transportation services	$52,339	$23,261	$10,635	$3,812	$3,812	$3,812	$7,007
Drilling and G&G	56,143	55,806	337	—	—	—	—
Completions	48,500	26,544	14,289	7,667	—	—	—
Facility construction	19,446	18,748	698	—	—	—	—
Operating leases	3,949	2,690	989	163	26	16	65
Software and telecommunication	1,992	1,824	137	31	—	—	—
Consulting	1,225	937	288	—	—	—	—
	$183,594	$129,810	$27,373	$11,673	$3,838	$3,828	$7,072

Gran Tierra leases certain office space, compressors, vehicles, equipment and housing. Total rent expense for the year ended December 31, 2013, was $3.1 million (year ended December 31, 2012 – $2.7 million; year ended December 31, 2011 - $3.0 million).

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

Letters of credit

At December 31, 2013, the Company had provided promissory notes totaling $52.5 million (December 31, 2012 - $34.2 million) as security for letters of credit relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

Contingencies

Gran Tierra Energy Colombia, Ltd. and Petrolifera Petroleum (Colombia) Ltd (collectively “GTEC”) and Ecopetrol, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long-term test of the Guayuyaco-1 and Guayuyaco-2 wells, prior to GTEC's purchase of the companies originally involved in the dispute. There has been no agreement between the parties, and Ecopetrol filed a lawsuit in the Contravention Administrative Tribunal in the District of Cauca (the "Tribunal") regarding this matter. During the first quarter of 2013, the Tribunal ruled in favor of Ecopetrol and awarded Ecopetrol 44,025 bbl of oil. GTEC has filed an appeal of the ruling to the Supreme Administrative Court (Consejo de Estado) in a second instance procedure. During the year ended December 31, 2013, based on market oil prices in Colombia, Gran Tierra accrued $4.4 million in the consolidated financial statements in relation to this dispute.

Gran Tierra’s production from the Costayaco Exploitation Area is subject to an additional royalty (the "HPR royalty"), which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl . The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Block exploration and production contract (the "Chaza Contract") and the sales price. The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which was contested by Gran Tierra because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. Gran Tierra also believes that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation

Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process under the Chaza Contract and filed an arbitration claim seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. The ANH has filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that Gran Tierra breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. As at December 31, 2013, total cumulative production from the Moqueta Exploitation Area was 2.3 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $38.4 million. At this time no amount has been accrued in the financial statements nor deducted from the Company's reserves for the disputed HPR royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $28.9 million as at December 31, 2013. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

Gran Tierra has several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Gran Tierra records costs as they are incurred or become probable and determinable.

12. Financial Instruments, Fair Value Measurements and Credit Risk

At December 31, 2013, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and contingent consideration and contingent liability included in other long-term liabilities. The fair value of long-term restricted cash approximates its carrying value because interest rates are variable and reflective of market rates.

Contingent consideration, which relates to the acquisition of the remaining 30% working interest in certain properties in Brazil (Note 3), was recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred and discounted back to present value by applying an appropriate discount rate that reflected the risk factors associated with the payment streams. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The contingent liability which relates to a dispute with Ecopetrol (Note 11) was based on the fair value of the amount awarded using market oil prices in Colombia. The fair value of the contingent consideration and contingent liability are being remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in operating income. The fair value of the contingent consideration and this contingent liability at December 31, 2013 and December 31, 2012 were as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2013	2012
Contingent consideration (Note 3)	$1,061	$1,061
Contingent liability (Note 11)	$4,400	$—

The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments. At December 31, 2013 and December 31, 2012, the Company held no derivative instruments.

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs are based on significant other observable inputs and significant unobservable inputs, respectively, and have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. At December 31, 2013, the fair value of the contingent liability which relates to a dispute with Ecopetrol (Note 11) was determined using Level 1 inputs and the fair value of the contingent consideration payable in connection with the Brazil acquisition (Note 3) was determined using Level 3 inputs. The disclosure in the paragraph above regarding the fair value of cash and restricted cash is based on Level 1 inputs.

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

At December 31, 2013, cash and cash equivalents and restricted cash included balances in savings and checking accounts, as well as term deposits and certificates of deposit, placed primarily with financial institutions with strong investment grade ratings or governments, or the equivalent in the Company’s operating areas. Any foreign currency transactions are conducted on a spot basis with major financial institutions in the Company’s operating areas.

Most of the Company’s accounts receivable relate to uncollateralized sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. For the year ended December 31, 2013, the Company had two customers which were significant to the Colombian segment, three customers which were significant to the Argentine segment and one customer which was significant to the Brazil segment.

For the year ended December 31, 2013, 86% (year ended December 31, 2012 - 84%, year ended December 31, 2011 - 91%) of the Company's revenue and other income was generated in Colombia.

Additionally, foreign exchange gains and losses mainly result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s current and deferred tax liabilities, which are monetary liabilities mainly denominated in the local currency of the Colombian foreign operations. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $90,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

In February 2014, the Company purchased non-deliverable forward contracts totaling 149.8 billion Colombian Pesos for purposes of fixing the exchange rate at which it will purchase Colombian Pesos to settle its income tax installment payments due in April and June 2014. As a result, the Company will effectively settle its 2013 Colombian income tax liability at exchange rates ranging from 2,034 to 2,053 Colombian Pesos to the U.S. dollar.

The Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Argentina Central Bank may require prior authorization and may or may not grant such authorization for Gran Tierra's Argentina subsidiaries to make payments. During the year ended December 31, 2013, the Company repatriated $11.1 million from one of its Argentina subsidiaries through loan repayments, authorized by the Argentina Central Bank. These were repayments of loan principal and as such had no withholding tax applied. At December 31, 2013, $19.5 million, or 5%, of our cash and cash equivalents was deposited with banks in Argentina.

13. Credit Facilities

At December 31, 2013, a subsidiary of Gran Tierra had a credit facility with a syndicate of banks, led by Wells Fargo Bank National Association as administrative agent. This reserve-based facility has a current borrowing base of $150 million and a maximum borrowing base of up to $300 million and is supported by the present value of the petroleum reserves of two of the Company’s subsidiaries with operating branches in Colombia and the Company's subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus a margin ranging between 2.25% and 3.25% per annum depending on the rate of borrowing base utilization. In addition, a stand-by fee of 0.875% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The credit facility was entered into on August 30, 2013 and became effective on October 31, 2013 for a three-year term. As at December 31, 2013, the Company had not drawn down any amounts under this facility. Under the terms of the facility, the Company is required to maintain and was in compliance with certain financial and operating covenants. Under the terms of the credit facility, the Company cannot pay any dividends to its shareholders if it is in default under the facility and, if the Company is not in default, then it is required to obtain bank approval for any dividend payments exceeding $2 million in any fiscal year.

14. Related Party Transactions

On August 7, 2012, Gran Tierra entered into a contract related to the Brazil drilling program with a company for which one of Gran Tierra’s directors is a shareholder and was a director. During the year ended December 31, 2013, $11.9 million was incurred and capitalized under this contract and at December 31, 2013, $2.0 million was included in accounts payable relating to this contract. Similarly, on August 3, 2010, Gran Tierra entered into a contract related to the Peru drilling program with the same company and $1.7 million was incurred and capitalized under this contract during the year ended December 31, 2012, and at December 31, 2012, $1.1 million was included in accounts payable relating to this contract.

Supplementary Data (Unaudited)
1) Oil and Gas Producing Activities
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 932, “Extractive Activities—Oil and Gas,” and regulations of the U.S. Securities and Exchange Commission (SEC), the Company is making certain supplemental disclosures about its oil and gas exploration and production operations.
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

Proved Reserves NAR (1)

	Colombia		Argentina		Brazil		Total
	Liquids (3)	Gas	Liquids (3)	Gas	Liquids (3)	Gas	Liquids (3)	Gas
	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)
Proved developed and undeveloped reserves, December 31, 2010	22,485	1,232	1,112	—	—	—	23,597	1,232
Extensions and discoveries	4,009	—	47	—	—	—	4,056	—
Purchases of reserves in place	238	13,797	4,639	4,825	396	—	5,273	18,622
Production	(5,349)	(268)	(727)	(1,143)	(43)	—	(6,119)	(1,411)
Revisions of previous estimates	4,042	(121)	72	—	—	—	4,114	(121)
Proved developed and undeveloped reserves, December 31, 2011	25,425	14,640	5,143	3,682	353	—	30,921	18,322
Extensions and discoveries	4,680	921	1,731	56	1,006	—	7,417	977
Purchases of reserves in place	—	—		—	222	—	222	—
Production	(5,200)	(138)	(1,049)	(1,346)	(107)	—	(6,356)	(1,484)
Revisions of previous estimates	6,204	(5,951)	(32)	912	117	—	6,289	(5,039)
Proved developed and undeveloped reserves, December 31, 2012	31,109	9,472	5,793	3,304	1,591	—	38,493	12,776
Extensions and discoveries	4,625	—	29	1,115	—	—	4,654	1,115
Purchases of reserves in place	—	—	—	—	—	—	—	—
Production	(6,684)	(82)	(887)	(1,338)	(263)	—	(7,834)	(1,420)
Revisions of previous estimates	5,509	(614)	(1,331)	1,596	355	—	4,533	982
Proved developed and undeveloped reserves, December 31, 2013	34,559	8,776	3,604	4,677	1,683	—	39,846	13,453

Proved developed reserves, December 31, 2011 (2)	20,899	13,927	1,918	3,351	54	—	22,871	17,278
Proved developed reserves, December 31, 2012 (2)	24,677	8,551	2,459	2,777	347	—	27,483	11,328
Proved developed reserves, December 31, 2013 (2)	28,598	8,776	2,448	3,750	537	—	31,583	12,526

Proved undeveloped reserves, December 31, 2011	4,526	713	3,225	331	299	—	8,050	1,044
Proved undeveloped reserves, December 31, 2012	6,432	921	3,334	527	1,244	—	11,010	1,448
Proved undeveloped reserves, December 31, 2013	5,961	—	1,156	927	1,146	—	8,263	927
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
(2) Proved developed oil and gas reserves are expected to be recovered through existing wells with existing equipment and operating methods.

(3) Liquids include oil and NGLs. The Company has NGL reserves in small amounts in Colombia and Argentina only. Brazil liquids reserves are 100% oil.
B. Capitalized Costs

	Proved Properties	Unproved Properties	Accumulated depletion, depreciation and impairment	Capitalized Costs
Colombia	$1,219,640	$175,871	$(558,423)	$837,088
Argentina	215,030	42,284	(120,649)	136,665
Brazil	84,807	70,129	(28,158)	126,778
Peru	—	96,130	—	96,130
Balance, December 31, 2012	$1,519,477	$384,414	$(707,230)	$1,196,661

Colombia	$1,403,625	$176,071	$(733,028)	$846,668
Argentina	258,758	18,238	(183,859)	93,137
Brazil	93,020	84,236	(44,447)	132,809
Peru	—	177,456	—	177,456
Balance, December 31, 2013	$1,755,403	$456,001	$(961,334)	$1,250,070

C. Costs Incurred

	Colombia	Argentina	Brazil	Peru	Total
Balance, December 31, 2010	$941,539	$73,843	$—	$40,633	$1,056,015
Property acquisition costs
Proved	—	58,458	4,601	—	63,059
Unproved	114,993	49,784	35,285	—	200,062
Exploration costs	54,486	11,270	17,225	34,461	117,442
Development costs	133,121	23,749	5,923	—	162,793
Balance, December 31, 2011	1,244,139	217,104	63,034	75,094	1,599,371
Property acquisition costs
Proved	24,403	—	24,106	—	48,509
Unproved	—	—	37,309	12,543	49,852
Exploration costs	32,472	1,310	19,128	51,493	104,403
Development costs	95,415	38,044	10,297	—	143,756
Balance, December 31, 2012	1,396,429	256,458	153,874	139,130	1,945,891
Property acquisition costs
Proved	—	—	—	—	—
Unproved	—	(4,083)	—	—	(4,083)
Exploration costs	41,628	—	26,429	82,275	150,332
Development costs	144,790	22,601	(3,986)	—	163,405
Balance, December 31, 2013	$1,582,847	$274,976	$176,317	$221,405	$2,255,545

D. Results of Operations for Oil and Gas Producing Activities

	Colombia	Argentina	Brazil	Peru	Total
Year Ended December 31, 2011
Oil and natural gas sales	$543,999	$48,016	$4,176	$—	$596,191
Production costs	(58,081)	(27,076)	(1,018)	(322)	(86,497)
Exploration expenses	—	—	—	—	—
DD&A expenses	(141,133)	(45,506)	(1,819)	(42,035)	(230,493)
Income tax expense	(114,255)	5,489	—	(6)	(108,772)
Results of Operations	$230,530	$(19,077)	$1,339	$(42,363)	$170,429

Year Ended December 31, 2012
Oil and natural gas sales	$493,615	$79,642	$9,852	$—	$583,109
Production costs	(87,410)	(32,696)	(4,637)	(160)	(124,903)
Exploration expenses	—	—	—	—	—
DD&A expenses	(122,055)	(31,466)	(26,300)	(1,234)	(181,055)
Income tax expense	(95,042)	(1,412)	—	—	(96,454)
Results of Operations	$189,108	$14,068	$(21,085)	$(1,394)	$180,697

Year Ended December 31, 2013
Oil and natural gas sales	$624,410	$73,495	$22,545	$—	$720,450
Production costs	(102,861)	(38,886)	(7,311)	—	(149,058)
Exploration expenses	—	—	—	—	—
DD&A expenses	(184,697)	(64,295)	(16,761)	(362)	(266,115)
Income tax expense	(115,546)	(6,547)	(11,091)	(81)	(133,265)
Results of Operations	$221,306	$(36,233)	$(12,618)	$(443)	$172,012
E. Standardized Measure of Discounted Future Net Cash Flows and Changes
The following disclosure is based on estimates of net proved reserves and the period during which they are expected to be produced. Future cash inflows are computed by applying the twelve month period unweighted arithmetic average of the price as of the first day of each month within that twelve month period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions to Gran Tierra’s after royalty share of estimated annual future production from proved oil and gas reserves. The 2013 twelve month period unweighted arithmetic average of the wellhead price as of the first day of each month within that twelve month period was $96.49 (2012 - $103.57; 2011 - $95.20) for Colombia, $65.46 (2012 - $66.12; 2011 - $54.26) for Argentina and $90.70 (2012 - $95.38; 2011 - $97.07) for Brazil. The calculated weighted average production costs at December 31, 2013, were $11.89 (2012 - $18.49; 2011 - $10.10) for Colombia, $26.10 (2012 - $22.99; 2011 - $28.50) for Argentina and $20.43 (2012 - $5.71; 2011 - $15.65; 2010 - $nil) for Brazil. Future development and production costs to be incurred in producing and further developing the proved reserves are based on year end cost indicators. Future income taxes are computed by applying year end statutory tax rates. These rates reflect allowable deductions and tax credits, and are applied to the estimated pre-tax future net cash flows. Discounted future net cash flows are calculated using 10% mid-year discount factors. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proved to be the case in the past. Other assumptions could give rise to substantially different results.
The Company believes this information does not in any way reflect the current economic value of its oil and gas producing properties or the present value of their estimated future cash flows as:

•	no economic value is attributed to probable and possible reserves;

•	use of a 10% discount rate is arbitrary; and

•	prices change constantly from the twelve month period unweighted arithmetic average of the price as of the first day of each month within that twelve month period.

	Colombia	Argentina	Brazil	Total
December 31, 2011
Future cash inflows	$2,535,662	$331,554	$34,244	$2,901,460
Future production costs	(459,955)	(179,277)	(11,667)	(650,899)
Future development costs	(145,513)	(50,742)	(4,900)	(201,155)
Future asset retirement obligations	(12,420)	(3,063)	(525)	(16,008)
Future income tax expense	(500,700)	(18,207)	(1,215)	(520,122)
Future net cash flows	1,417,074	80,265	15,937	1,513,276
10% discount	(369,112)	(26,274)	(2,543)	(397,929)
Standardized Measure of Discounted Future Net Cash Flows	$1,047,962	$53,991	$13,394	$1,115,347

December 31, 2012
Future cash inflows	$3,283,618	$423,867	$151,726	$3,859,211
Future production costs	(915,035)	(193,434)	(17,758)	(1,126,227)
Future development costs	(204,658)	(61,165)	(27,550)	(293,373)
Future asset retirement obligations	(13,360)	(3,681)	(1,750)	(18,791)
Future income tax expense	(584,762)	(44,023)	—	(628,785)
Future net cash flows	1,565,803	121,564	104,668	1,792,035
10% discount	(428,616)	(36,006)	(29,961)	(494,583)
Standardized Measure of Discounted Future Net Cash Flows	$1,137,187	$85,558	$74,707	$1,297,452

December 31, 2013
Future cash inflows	$3,518,822	$287,689	$152,692	$3,959,203
Future production costs	(969,644)	(132,184)	(46,489)	(1,148,317)
Future development costs	(194,178)	(45,479)	(10,800)	(250,457)
Future asset retirement obligations	(13,540)	(3,794)	(2,500)	(19,834)
Future income tax expense	(628,628)	(21,929)	—	(650,557)
Future net cash flows	1,712,832	84,303	92,903	1,890,038
10% discount	(489,836)	(29,767)	(25,482)	(545,085)
Standardized Measure of Discounted Future Net Cash Flows	$1,222,996	$54,536	$67,421	$1,344,953

Changes in the Standardized Measure of Discounted Future Net Cash Flows
The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	2013	2012	2011
Balance, beginning of year	$1,297,452	$1,115,347	$600,999
Sales and transfers of oil and gas produced, net of production costs	(571,391)	(457,095)	(491,046)
Net changes in prices and production costs related to future production	(66,370)	162,623	446,111
Extensions, discoveries and improved recovery, less related costs	239,125	342,906	206,762
Previously estimated development costs incurred during the year	127,255	90,801	106,291
Revisions of previous quantity estimates	262,888	286,995	242,761
Accretion of discount	175,980	149,850	81,422
Purchases of reserves in place	—	10,422	93,071
Sales of reserves in place	—	—	—
Net change in income taxes	(26,943)	(198,808)	(148,529)
Changes in future development costs	(93,043)	(205,589)	(22,495)
Net increase	47,501	182,105	514,348
Balance, end of year	$1,344,953	$1,297,452	$1,115,347

2) Summarized Quarterly Financial Information

	Revenue and other Income	Expenses	Income before income taxes	Income taxes	Net income (loss)	Net income (loss) per share - basic	Net income (loss) per share - diluted
2013
First quarter	$205,371	$110,019	$95,352	$(37,439)	$57,913	$0.21	$0.20
Second quarter	168,810	94,690	74,120	(26,337)	47,783	0.17	0.17
Third quarter	189,658	111,016	78,642	(45,585)	33,057	0.12	0.12
Fourth quarter	159,804	146,082	13,722	(26,187)	(12,465)	(0.04)	(0.04)
	$723,643	$461,807	$261,836	$(135,548)	$126,288	$0.45	$0.44

2012
First quarter	$155,951	$125,128	$30,823	$(31,136)	$(313)	$—	$—
Second quarter	115,150	82,310	32,840	(19,736)	13,104	0.05	0.05
Third quarter	168,933	92,920	76,013	(31,408)	44,605	0.16	0.16
Fourth quarter	145,153	87,466	57,687	(15,424)	42,263	0.15	0.15
	$585,187	$387,824	$197,363	$(97,704)	$99,659	$0.35	$0.35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Gran Tierra’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Gran Tierra’s management, including our principal executive and principal financial officers, Gran Tierra conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “1992 COSO Framework”). Based on this evaluation under the 1992 COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2013. The effectiveness of Gran Tierra’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte LLP, independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published an updated Internal Control - Integrated Framework and related illustrative documents which will supersede the 1992 COSO Framework. As of December 31, 2013, Gran Tierra was utilizing the original framework published in 1992.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the internal control over financial reporting of Gran Tierra Energy Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP

Chartered Accountants
February 25, 2014
Calgary, Canada

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013. For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this report, following Item 4.

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

Gran Tierra intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to Gran Tierra’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on its website at http://www.grantierra.com/corporate-responsibility.html. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2013.

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

The following table provides certain information with respect to securities authorized for issuance under Gran Tierra’s equity compensation plans in effect as of the end of December 31, 2013:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	15,668,458	5.41	16,157,691
Equity compensation plans not approved by security holders	—	—	—
	15,668,458	5.41	16,157,691
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

GRAN TIERRA ENERGY INC.

Date: February 25, 2014	/s/ Dana Coffield
By: Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 25, 2014	/s/ James Rozon
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Dana Coffield	Chief Executive Officer and President	February 25, 2014
Dana Coffield	(Principal Executive Officer)

/s/ James Rozon	Chief Financial Officer	February 25, 2014
James Rozon	(Principal Financial and Accounting Officer)

/s/ Jeffrey Scott	Chairman of the Board, Director	February 25, 2014
Jeffrey Scott

/s/ Verne Johnson	Director	February 25, 2014
Verne Johnson

/s/ Nicholas G. Kirton	Director	February 25, 2014
Nicholas G. Kirton

/s/ J. Scott Price	Director	February 25, 2014
J. Scott Price

/s/ Gerry Macey	Director	February 25, 2014
Gerry Macey

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (SEC File No. 001-34018), filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (SEC File No. 333-153376), filed with the SEC on October 10, 2008.

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited. +	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Filed herewith.

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2013 (SEC File No. 001-34018).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.4	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

10.1	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (SEC File No. 333-111656).

10.2	Voting and Exchange Trust Agreement, dated as of November 14, 2008, between Gran Tierra Energy Inc., Gran Tierra Exchangeco Inc. and Computershare Trust Company of Canada.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2008 (SEC File No. 001-34018).

10.3	Support Agreement, dated as of November 14, 2008, between Gran Tierra Energy Inc., Gran Tierra Callco ULC and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on November 17, 2008 (SEC File No. 001-34018).

10.4	Amended and Restated 2007 Equity Incentive Plan. *	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2012 (SEC File No. 001-34018).

10.5	Form of Option Agreement under the Company's 2007 Equity Incentive Plan. *	Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (SEC File No. 000-52594).

10.6	Form of Grant Notice under the Company's 2007 Equity Incentive Plan. *	Incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (SEC File No. 000-52594).

10.7	Form of Exercise Notice under the Company's 2007 Equity Incentive Plan. *	Incorporated by reference to Exhibit 99.3 to the current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 (SEC File No. 000-52594).

10.8	Form of Indemnity Agreement. *	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2008 (SEC File No. 000-52594).

10.9	2005 Equity Incentive Plan. *	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (SEC File No. 333-111656).

10.10	2012 Cash Compensation Arrangements. *
Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012, with respect to 2012 Cash Compensation Arrangements (SEC File No. 001-34018).

10.11	Employment Agreement, dated November 4, 2008, between Gran Tierra Energy Inc. and Dana Coffield. *	Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2009 (SEC File No. 001-34018).

10.12	Employment Agreement, dated June 17, 2008, between Gran Tierra Energy Inc. and Rafael Orunesu. *	Incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.13	Offer Letter between Gran Tierra Energy Inc. and Shane P. O'Leary dated January 26, 2009. *	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 4, 2009 (SEC File No. 001-34018).

10.14	Employment Agreement between Gran Tierra Energy Inc. and Shane P. O'Leary dated as of January 26, 2009. *	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on February 4, 2009 (SEC File No. 001-34018).

10.15	Employment Agreement, dated July 1, 2009, between Gran Tierra Energy Inc. and Julio César Moreira. *
Incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K for the period ended December 31, 2009, and filed with the Securities and Exchange on February 26, 2010 (SEC File No. 001-34018).

10.16	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 333-111656).

10.17	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.18	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on November 19, 2008 (SEC File No. 001-34018).

10.19	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009 (SEC File No. 001-34018).

10.20	Form of Voting Support Agreement Respecting the Arrangement Involving Petrolifera Petroleum Limited and Gran Tierra Energy Inc. (Petrolifera Directors and Officers)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

10.21	Form of Voting Support Agreement Respecting the Arrangement Involving Petrolifera Petroleum Limited and Gran Tierra Energy Inc. (Petrolifera largest stockholder)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

10.22	Credit Agreement, dated as of July 30, 2010, among Solana Resources Limited, Gran Tierra Energy Inc., the Lenders party thereto, and BNP Paribas.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2010 (SEC File No. 001-34018).

10.23	First Amendment to Credit Agreement, dated as of August 30, 2010, among Solana Resources Limited, Gran Tierra Energy Inc., BNP Paribas and Other Lenders.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2010 (SEC File No. 001-34018).

10.24	Second Amendment to Credit Agreement, dated as of November 5, 2010, among Solana Resources Limited, Gran Tierra Energy Inc., BNP Paribas and Other Lenders.	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2011 (SEC File No. 001-34018).

10.25	Third Amendment to Credit Agreement, dated as of January 20, 2011, among Solana Resources Limited, Gran Tierra Energy Inc., BNP Paribas and Other Lenders.	Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2011 (SEC File No. 001-34018).

10.26	Contract, dated July 27, 2011, between Gran Tierra Colombia Ltd. and Ecopetrol S.A., for the Purchase and Sale of Crude Oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011 (SEC File No. 001-34018).

10.27	Contract, dated July 27, 2011, between Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A., for the Purchase and Sale of Crude Oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011 (SEC File No. 001-34018).

10.28	Executive Employment Agreement dated July 30, 2009, between Gran Tierra Energy Inc. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2011 (SEC File No. 001-34018).

10.29	Expatriate Assignment Agreement to Gran Tierra Colombia Ltd., dated December 7, 2010, between Gran Tierra Energy Inc. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2011 (SEC File No. 001-34018).

10.30	Employment Contract dated January 31, 2011, between Gran Tierra Colombia Ltd. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2011 (SEC File No. 001-34018).

10.31	Amendment to Expatriate Assignment Agreement, dated October 13, 2011, between Gran Tierra Energy Inc. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2011 (SEC File No. 001-34018).

10.32	Executive Employment Agreement, dated January 20, 2010, between Gran Tierra Energy Inc. and David Hardy. *	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011 (SEC File No. 001-34018).

10.33
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

10.34
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

10.35
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

10.36
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

10.37
Amendment dated January 30, 2012, to contract, dated July 27, 2011, between Gran Tierra Colombia Ltd and Ecopetrol S.A., for the Purchase and Sale of Crude Oil from the Chaza, Santana and Guayuyaco Blocks.
Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012 (SEC File No. 001-34018).

10.38
Amendment dated January 30, 2012, to contract, dated July 27, 2011, between Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A., for the Purchase and Sale of Crude Oil from the Chaza, Santana and Guayuyaco Blocks.
Incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012 (SEC File No. 001-34018).

10.39	Amendment No. 4 dated June 13, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.40	Amendment No. 5 dated February 10, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.41	Agreement between Gran Tierra Colombia Ltd and Ecopetrol S.A., dated January 30, 2012, with respect to the transportation of crude oil from the Chaza Block.	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.42	Agreement between Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A., dated January 30, 2012, with respect to the transportation of crude oil from the Chaza Block.	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.43	Fourth Amendment to Credit Agreement, dated as of February 14, 2012, among Solana Resources Limited, Gran Tierra Energy Inc., BNP Paribas and Other Lenders.	Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.44	Amendment No. 6 dated March 1, 2012, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.45	Amendment to Employment Agreement dated May 2, 2012, between Gran Tierra Energy Inc. and David Hardy. *	Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.46	Executive Employment Agreement dated May 2, 2012, between Gran Tierra Energy Inc. and James Rozon. *	Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.47
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

10.48	Fifth Amendment to Credit Agreement, dated as of May 18, 2012, among Solana Resources Limited, Gran Tierra Energy Inc. Wells Fargo Bank, National Association, and the Lenders.	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2012 (SEC File No. 001-34018).

10.49	Amendment No. 2 to the Purchase Agreement between Gran Tierra Energy Colombia, Ltd. and Ecopetrol S.A. with respect to the sale of crude oil from the Chaza Block, Santana Block and Guayuyaco Block.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012 (SEC File No. 001-34018).

10.50
Amendment No. 2 to the Purchase Agreement between Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A. with respect to the sale of crude oil from the Chaza Block, Santana Block and Guayuyaco Block.
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012 (SEC File No. 001-34018).

10.51	Addendum No. 1 to the Transportation Agreement between Gran Tierra Energy Colombia, Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012 (SEC File No. 001-34018).

10.52	Addendum No. 1 to the Transportation Agreement between Solana Petroleum Exploration Colombia Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012 (SEC File No. 001-34018).

10.53	Sixth Amendment to Credit Agreement, dated as of October 9, 2012, among Solana Resources Limited, Gran Tierra Energy Inc., Wells Fargo Bank, National Association, and the Lenders.	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2012 (SEC File No. 001-34018).

10.54	Agreement between Gran Tierra Energy Colombia, Ltd and Ecopetrol S.A., dated December 1, 2012, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.55	Agreement between Petrolifera Petroleum (Colombia) Limited and Ecopetrol S.A., dated December 1, 2012, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.56	Agreement between Gran Tierra Colombia Ltd and Gunvor Colombia SAS, dated December 3, 2012, with respect to the sale of crude oil.	Incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.57	Agreement between Petrolifera Petroleum (Colombia) Limited and Gunvor Colombia SAS, dated December 3, 2012, with respect to the sale of crude oil.	Incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.58	Seventh Amendment to Credit Agreement, dated as of January 17, 2013, among Solana Resources Limited, Gran Tierra Energy Inc., Wells Fargo Bank, National Association, and the Lenders.	Incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.59	Addendum No. 3 to the Transportation Agreement between Gran Tierra Energy Colombia, Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.60	Addendum No. 3 to the Transportation Agreement between Petrolifera Petroleum (Colombia) Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.61	Notice dated February 15, 2013, from Wells Fargo Bank that the borrowing base amount for the Solana Resources Ltd credit facility has been increased and the increase is effective.	Incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.62	2012 Executive Officer Cash Bonus Compensation and 2013 Cash Compensation Arrangements. *
Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on February 19, 2013, with respect to 2012 Cash Bonus Compensation and 2013 Cash Compensation Arrangements (SEC File No. 001-34018).

10.63	Chaza Block Hydrocarbons Exploration and Exploitation Agreement between Argosy Energy International and the National Hydrocarbons Agency dated June 25, 2005.	Incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.64	Addendum No. 1 to the Chaza Block Hydrocarbons Exploration and Exploitation Agreement between Argosy Energy International and the National Hydrocarbons Agency.	Incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.65	Addendum No. 2 to the Transportation Agreement between Petrolifera Petroleum (Colombia) Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2013 (SEC File No. 001-34018).

10.66	Amendment to Executive Employment Agreement, dated February 21, 2003, between Gran Tierra Energy Brasil Ltda. and Julio Moreira. *	Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2013 (SEC File No. 001-34018).

10.67	Form of Restricted Stock Unit Award Agreement *	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013 (SEC File No. 001-34018).

10.68	Form of Option Agreement *	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013 (SEC File No. 001-34018).

10.69	Addendum No. 4 to the Transportation Agreement between Petrolifera Petroleum (Colombia) Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013 (SEC File No. 001-34018).

10.70	Addendum No. 4 to the Transportation Agreement between Gran Tierra Energy Colombia, Ltd. and Ecopetrol S.A.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013 (SEC File No. 001-34018).

10.71	Credit Agreement, dated as of August 30, 2013, among Gran Tierra Energy International Holdings Ltd., Gran Tierra Energy Inc., the Lenders party thereto, and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 6, 2013 (SEC File No. 001-34018).

10.72
Crude Oil Transportation Agreement for the Orito to Tumaco (OTA) pipeline, dated as of August 31, 2013, between Gran Tierra Energy Colombia, Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 (SEC File No. 001-34018).

10.73
Crude Oil Transportation Agreement for the Orito to Tumaco (OTA) pipeline, dated as of August 31, 2013, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 (SEC File No. 001-34018).

10.74
Crude Oil Transportation Agreement for the Mansoyá - Orito (OMO) pipeline, dated as of August 31, 2013, between Gran Tierra Energy Colombia, Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 (SEC File No. 001-34018).

10.75
Crude Oil Transportation Agreement for the Mansoyá - Orito (OMO) pipeline, dated as of August 31, 2013, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 (SEC File No. 001-34018).

10.76	Indefinite Employment Contract, dated August 1, 2009, between Gran Tierra Energy Inc. and Carlos Monges. *	Filed herewith.

10.77	Individual Labor Contract, dated September 30, 2011, between Gran Tierra Energy Peru S.R.L. and Carlos Monges. *	Filed herewith.

10.78	Addenda to the Individual Labor Contract, dated September 30, 2011, between Gran Tierra Energy Peru S.R.L. and Carlos Monges. *	Filed herewith.

10.79	Employment Agreement dated December 14, 2011, between Gran Tierra Energy Peru S.R.L. and Carlos Monges. *	Filed herewith.

10.80	Expat Assignment Letter Agreement dated January 10, 2014, between Gran Tierra Energy Inc. and Duncan Nightingale. *	Filed herewith.

10.81	Agreement between Gran Tierra Energy Colombia, Ltd and Ecopetrol S.A., dated December 1, 2013, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014 (SEC File No. 001-34018).

10.82	Agreement between Petrolifera Petroleum (Colombia) Limited and Ecopetrol S.A., dated December 1, 2013, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014 (SEC File No. 001-34018).

10.83	Addendum No. 1 dated November 22, 2013, to agreement between Gran Tierra Energy Colombia Ltd and Gunvor Colombia SAS with respect to the sale of crude oil.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014 (SEC File No. 001-34018).

10.84	Addendum No. 1 dated November 22, 2013, to agreement between Petrolifera Petroleum (Colombia) Limited and Gunvor Colombia SAS with respect to the sale of crude oil.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014 (SEC File No. 001-34018).

10.77	2013 Executive Officer Cash Bonus Compensation and 2014 Cash Compensation Arrangements. *
Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on February 12, 2014, with respect to 2013 Cash Bonus Compensation and 2014 Cash Compensation Arrangements (SEC File No. 001-34018).

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of Deloitte LLP.	Filed herewith.

23.2	Consent of GLJ Petroleum Consultants.	Filed herewith.

24.1	Power of Attorney.	See signature page.

31.1	Certification of Principal Executive Officer.	Filed herewith.

31.2	Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.

99.1	Gran Tierra Energy Inc. Reserves Assessment and Evaluation of Colombian, Argentina and Brazilian Oil and Gas Properties Corporate Summary, effective December 31, 2013.	Filed herewith.
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