Form 10-Q
period 2014-03-31
GRAN TIERRA ENERGY INC.
filed 2014-05-07
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014

or

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

On May 1, 2014, the following number of shares of the registrant’s capital stock were outstanding: 272,948,937 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value, representing 4,534,127 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing 5,980,993 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Three Months Ended March 31, 2014

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

GLOSSARY OF OIL AND GAS TERMS

In this document, the abbreviations set forth below have the following meanings:

bbl	barrel	Mcf	thousand cubic feet
Mbbl	thousand barrels	MMcf	million cubic feet
MMbbl	million barrels	Bcf	billion cubic feet
bopd	barrels of oil per day	MMBtu	million British thermal units
BOE	barrels of oil equivalent	NGL	natural gas liquids
MMBOE	million barrels of oil equivalent	NAR	net after royalty
BOEPD	barrels of oil equivalent per day

Production represents production volumes NAR adjusted for inventory changes. Our reserves and oil and natural gas sales are also reported NAR.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2014	2013
REVENUE AND OTHER INCOME
Oil and natural gas sales	$168,525	$204,780
Interest income	1,154	591
	169,679	205,371
EXPENSES
Operating	28,293	41,015
Depletion, depreciation, accretion and impairment	53,157	58,412
General and administrative	15,204	11,421
Foreign exchange loss (gain)	126	(5,229)
Financial instruments gain (Note 9)	(2,409)	—
Other loss (Notes 8 and 9)	—	4,400
	94,371	110,019

INCOME BEFORE INCOME TAXES	75,308	95,352
Income tax expense (Note 7)	(30,179)	(37,439)
NET INCOME AND COMPREHENSIVE INCOME	45,129	57,913
RETAINED EARNINGS, BEGINNING OF PERIOD	410,961	284,673
RETAINED EARNINGS, END OF PERIOD	$456,090	$342,586

NET INCOME PER SHARE — BASIC	$0.16	$0.21
NET INCOME PER SHARE — DILUTED	$0.16	$0.20
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	283,235,202	282,138,525
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	288,636,904	285,026,183

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$390,953	$428,800
Restricted cash	394	1,478
Accounts receivable	106,517	49,703
Other financial instruments (Note 9)	2,409	—
Inventory (Note 4)	14,407	13,725
Taxes receivable	13,921	9,980
Prepaids	7,025	6,450
Deferred tax assets (Note 7)	770	2,256
Total Current Assets	536,396	512,392

Oil and Gas Properties (using the full cost method of accounting)
Proved	795,830	794,069
Unproved	489,817	456,001
Total Oil and Gas Properties	1,285,647	1,250,070
Other capital assets	10,059	10,102
Total Property, Plant and Equipment (Note 4)	1,295,706	1,260,172

Other Long-Term Assets
Restricted cash	2,876	2,300
Deferred tax assets (Note 7)	1,375	1,407
Taxes receivable	14,246	18,535
Other long-term assets	6,815	7,163
Goodwill	102,581	102,581
Total Other Long-Term Assets	127,893	131,986
Total Assets	$1,959,995	$1,904,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$51,734	$72,400
Accrued liabilities	103,692	89,567
Taxes payable	121,877	102,887
Deferred tax liabilities (Note 7)	1,265	1,193
Asset retirement obligation (Note 6)	518	518
Total Current Liabilities	279,086	266,565

Long-Term Liabilities
Deferred tax liabilities (Note 7)	169,798	177,082
Asset retirement obligation (Note 6)	22,654	21,455
Other long-term liabilities	10,776	9,540
Total Long-Term Liabilities	203,228	208,077

Contingencies (Note 8)
Shareholders’ Equity
Common Stock (Note 5) (272,792,843 and 272,327,810 shares of Common Stock and 10,528,740 and 10,882,440 exchangeable shares, par value $0.001 per share, issued and outstanding as at March 31, 2014, and December 31, 2013, respectively)	10,187	10,187
Additional paid in capital	1,011,404	1,008,760
Retained earnings	456,090	410,961
Total Shareholders’ Equity	1,477,681	1,429,908
Total Liabilities and Shareholders’ Equity	$1,959,995	$1,904,550

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$45,129	$57,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, accretion and impairment	53,157	58,412
Deferred tax recovery (Note 7)	(2,260)	(7,450)
Stock-based compensation	1,591	2,067
Unrealized foreign exchange gain	(4,178)	(6,744)
Unrealized financial instrument gain (Note 9)	(2,409)	—
Other loss (Notes 8 and 9)	—	4,400
Net change in assets and liabilities from operating activities
Accounts receivable and other long-term assets	(54,728)	(29,387)
Inventory	(318)	11,643
Prepaids	(575)	(258)
Accounts payable and accrued and other liabilities	(19,259)	(14,731)
Taxes receivable and payable	20,014	33,926
Net cash provided by operating activities	36,164	109,791

Investing Activities
Decrease (increase) in restricted cash	507	(738)
Additions to property, plant and equipment	(75,146)	(87,378)
Net cash used in investing activities	(74,639)	(88,116)

Financing Activities
Proceeds from issuance of shares of Common Stock (Note 5)	628	1,611
Net cash provided by financing activities	628	1,611

Net (decrease) increase in cash and cash equivalents	(37,847)	23,286
Cash and cash equivalents, beginning of period	428,800	212,624
Cash and cash equivalents, end of period	$390,953	$235,910

Cash	$368,142	$230,767
Term deposits	22,811	5,143
Cash and cash equivalents, end of period	$390,953	$235,910

Supplemental cash flow disclosures:
Cash paid for income taxes	$7,453	$13,103

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$87,859	$66,536

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
Share Capital
Balance, beginning of period	$10,187	$7,986
Issue of shares of Common Stock (Note 5)	—	2,201
Balance, end of period	10,187	10,187

Additional Paid in Capital
Balance, beginning of period	1,008,760	998,772
Exercise of stock options (Note 5)	628	1,570
Stock-based compensation (Note 5)	2,016	8,418
Balance, end of period	1,011,404	1,008,760

Retained Earnings
Balance, beginning of period	410,961	284,673
Net income	45,129	126,288
Balance, end of period	456,090	410,961

Total Shareholders’ Equity	$1,477,681	$1,429,908

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

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2013, included in the Company’s 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014.

The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company’s 2013 Annual Report on Form 10-K and are the same policies followed in these interim unaudited condensed consolidated financial statements, except as disclosed below. The Company has evaluated all subsequent events through to the date these interim unaudited condensed consolidated financial statements were issued.

Foreign Currency Derivatives

In February 2014, the Company purchased Colombian peso non-deliverable forward contracts for purposes of fixing the exchange rate at which it will purchase Colombian pesos to settle its income tax installment payments due in April and June 2014 (Note 9). The Company does not intend to issue or hold derivative financial instruments for speculative trading purposes.

The Company records derivative instruments on the balance sheet as either an asset or liability measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Generally because of the short-term nature of the contracts and their limited use, the Company does not apply hedge accounting, and changes in the fair value of those contracts are reflected in net income as financial instrument gains or losses in the condensed consolidated statement of operations. Cash settlements of the Company's derivative arrangements are classified as operating cash flows.

The fair value of foreign currency derivatives is based on the maturity value of the foreign exchange non-deliverable forward contracts, using applicable forward exchange rates. The most significant variable to the cash flow calculations is the estimation of forward foreign exchange rates. The resulting net future cash inflows or outflows at maturity of the contracts are the net value of the contract.

Recently Adopted Accounting Pronouncements

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is fixed at the Reporting Date

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013- 04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is fixed at the Reporting Date”. The ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU was effective for fiscal years, and interim periods within those years, beginning after

December 15, 2013. The implementation of this update did not materially impact the Company’s consolidated financial position, results of operations, cash flows or disclosure.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The implementation of this update did not materially impact the Company’s consolidated financial position, results of operations, cash flows, or disclosure.

3. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil and natural gas. The Company’s reportable segments are Colombia, Argentina, Peru and Brazil based on geographic organization. The level of activity in Brazil was not significant at March 31, 2014, or December 31, 2013; however, the Company has separately disclosed its results of operations in Brazil as a reportable segment. The All Other category represents the Company’s corporate activities. The Company evaluates reportable segment performance based on income or loss before income taxes.

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended March 31, 2014
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$144,935	$17,420	$—	$6,170	$—	$168,525
Interest income	137	404	—	425	188	1,154
Depletion, depreciation, accretion and impairment	41,250	8,893	208	2,579	227	53,157
Depletion, depreciation, accretion and impairment - per unit of production	25.44	32.23	—	38.89	—	27.07
Income (loss) before income taxes	86,011	(4,152)	(2,058)	1,950	(6,443)	75,308
Segment capital expenditures	50,543	6,536	20,893	10,366	299	88,637
	Three Months Ended March 31, 2013
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Argentina	Peru	Brazil	All Other	Total
Oil and natural gas sales	$180,003	$18,540	$—	$6,237	$—	$204,780
Interest income	161	243	14	9	164	591
Depletion, depreciation, accretion and impairment	45,956	7,950	62	4,171	273	58,412
Depletion, depreciation, accretion and impairment - per unit of production	26.32	26.68	—	65.34	—	27.71
Income (loss) before income taxes	101,668	(1,636)	(1,227)	(439)	(3,014)	95,352
Segment capital expenditures	30,407	4,805	29,247	14,539	11	79,009

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

In the three months ended March 31, 2014, the Company had two significant customers in Colombia: Ecopetrol S.A. ("Ecopetrol") and one other customer, which accounted for 43% and 37%, respectively, of the Company's consolidated oil and natural gas sales. In the three months ended March 31, 2013, the Company had three significant customers in Colombia, Ecopetrol and two other customers, which accounted for 54%, 21% and 11%, respectively, of the Company's consolidated oil and natural gas sales.

	As at March 31, 2014
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$859,500	$92,103	$199,216	$141,773	$3,114	$1,295,706
Goodwill	102,581	—	—	—	—	102,581
All other assets	262,269	35,646	27,850	24,336	211,607	561,708
Total Assets	$1,224,350	$127,749	$227,066	$166,109	$214,721	$1,959,995

	As at December 31, 2013
(Thousands of U.S. Dollars)	Colombia	Argentina	Peru	Brazil	All Other	Total
Property, plant and equipment	$850,359	$94,366	$178,531	$133,874	$3,042	$1,260,172
Goodwill	102,581	—	—	—	—	102,581
All other assets	233,336	39,209	24,240	24,477	220,535	541,797
Total Assets	$1,186,276	$133,575	$202,771	$158,351	$223,577	$1,904,550

4. Property, Plant and Equipment and Inventory

Property, Plant and Equipment

	As at March 31, 2014			As at December 31, 2013
(Thousands of U.S. Dollars)	Cost	Accumulated depletion, depreciation and impairment	Net book value	Cost	Accumulated depletion, depreciation and impairment	Net book value
Oil and natural gas properties
Proved	$1,853,547	$(1,057,717)	$795,830	$1,799,544	$(1,005,475)	$794,069
Unproved	489,817	—	489,817	456,001	—	456,001
	2,343,364	(1,057,717)	1,285,647	2,255,545	(1,005,475)	1,250,070
Furniture and fixtures and leasehold improvements	9,182	(6,989)	2,193	8,919	(6,568)	2,351
Computer equipment	15,297	(8,019)	7,278	14,786	(7,605)	7,181
Automobiles	1,425	(837)	588	1,381	(811)	570
Total Property, Plant and Equipment	$2,369,268	$(1,073,562)	$1,295,706	$2,280,631	$(1,020,459)	$1,260,172

Depletion and depreciation expense on property, plant and equipment for the three months ended March 31, 2014, was $53.1 million (three months ended March 31, 2013 - $54.6 million). A portion of depletion and depreciation expense was recorded as inventory in each period and adjusted for inventory changes.

In Brazil, the exploration phase of the concession agreements on Blocks REC-T-129, REC-T-142 and REC-T-155 were each due to expire on November 24, 2013, and the exploration phase of the concession agreement on Block REC-T-224 was due to expire on December 11, 2013; however, under the concession agreements the Company was able and did submit applications to the Agência Nacional de Petróleo, Gás Natural e Biocombustíveis ("ANP") for extensions or suspensions of the exploration phases of these blocks. The Company has not yet received a decision from the ANP regarding these extension or suspension applications. At March 31, 2014, unproved properties included $71.9 million relating to exploration expenditures on these four blocks. Management assessed these blocks for impairment at March 31, 2014, and concluded no impairment had occurred.

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

Unproved oil and natural gas properties consist of exploration lands held in Colombia, Argentina, Peru and Brazil. As at March 31, 2014, the Company had $184.0 million (December 31, 2013 - $176.1 million) of unproved assets in Colombia, $17.7 million (December 31, 2013 - $18.2 million) of unproved assets in Argentina, $198.1 million (December 31, 2013 - $177.5 million) of unproved assets in Peru, and $90.0 million (December 31, 2013 - $84.2 million) of unproved assets in Brazil for a total of $489.8 million (December 31, 2013 - $456.0 million). These properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration warrants whether or not future areas will be developed.

Inventory

At March 31, 2014, oil and supplies inventories were $12.1 million and $2.3 million, respectively (December 31, 2013 - $11.7 million and $2.0 million, respectively).

5. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as Common Stock, par value $0.001 per share, 25 million are designated as Preferred Stock, par value $0.001 per share, and two shares are designated as special voting stock, par value $0.001 per share.

As at March 31, 2014, outstanding share capital consists of 272,792,843 shares of Common Stock of the Company, 5,994,613 exchangeable shares of Gran Tierra Exchangeco Inc., (the "Exchangeco exchangeable shares") and 4,534,127 exchangeable shares of Gran Tierra Goldstrike Inc. (the "Goldstrike exchangeable shares"). The redemption date for the Exchangeco exchangeable shares and the Goldstrike exchangeable shares is a date to be established by the applicable Board of Directors. During the three months ended March 31, 2014, 111,333 shares of Common Stock were issued upon the exercise of stock options and 353,700 shares of Common Stock were issued upon the exchange of the Exchangeco exchangeable shares.

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

Restricted Stock Units and Stock Options

The Company grants time-vested restricted stock units ("RSUs") to certain officers, employees and consultants. Additionally, the Company grants options to purchase shares of Common Stock to certain directors, officers, employees and consultants. The following table provides information about RSU and stock option activity for the three months ended March 31, 2014:

	RSUs	Options
	Number of Outstanding Share Units	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Balance, December 31, 2013	922,045	15,668,458	5.41
Granted	835,490	2,237,630	7.09
Exercised	(292,608)	(111,333)	(5.64)
Forfeited	(17,984)	(84,156)	(6.57)
Expired	—	(67,668)	(6.81)
Balance, March 31, 2014	1,446,943	17,642,931	5.61

For the three months ended March 31, 2014, 111,333 shares of Common Stock were issued for cash proceeds of $0.6 million upon the exercise of 111,333 stock options (three months ended March 31, 2013 - $1.6 million).

The weighted average grant date fair value for options granted in the three months ended March 31, 2014, was $2.52 (three months ended March 31, 2013 - $3.33).

The amounts recognized for stock-based compensation were as follows:

(Thousands of U.S. Dollars)	Three Months Ended March 31,
	2014	2013
Compensation costs for stock options	$2,016	$2,231
Compensation costs for RSUs	1,244	—
	3,260	2,231
Less: stock-based compensation costs capitalized	(783)	(182)
Stock-based compensation costs expensed	$2,477	$2,049

Of the total compensation expense for the three months ended March 31, 2014, $2.2 million (three months ended March 31, 2013 – $1.8 million) was recorded in general and administrative expenses and $0.3 million (three months ended March 31, 2013 – $0.2 million) was recorded in operating expenses.

At March 31, 2014, there was $16.1 million (December 31, 2013 - $8.1 million) of unrecognized compensation cost related to unvested stock options and RSUs which is expected to be recognized over a weighted average period of 2.2 years.

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

	Three Months Ended March 31,
	2014	2013
Weighted average number of common and exchangeable shares outstanding	283,235,202	282,138,525
Shares issuable pursuant to stock options	14,553,754	5,482,456
Shares assumed to be purchased from proceeds of stock options	(9,152,052)	(2,594,798)
Weighted average number of diluted common and exchangeable shares outstanding	288,636,904	285,026,183

For the three months ended March 31, 2014, 3,175,152 options (three months ended March 31, 2013 - 9,392,605 options) were excluded from the diluted income per share calculation as the options were anti-dilutive.

6. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Three Months Ended	Year Ended
(Thousands of U.S. Dollars)	March 31, 2014	December 31, 2013
Balance, beginning of year	$21,973	$18,292
Settlements	—	(2,068)
Liability incurred	786	2,623
Foreign exchange	(5)	(25)
Accretion	418	1,279
Revisions in estimated liability	—	1,872
Balance, end of period	$23,172	$21,973

Asset retirement obligation - current	$518	$518
Asset retirement obligation - long-term	22,654	21,455
Balance, end of period	$23,172	$21,973

Revisions to estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling the asset retirement obligation. At March 31, 2014, the fair value of assets that are legally restricted for purposes of settling the asset retirement obligation was $2.0 million (December 31, 2013 - $1.9 million). These assets are included in restricted cash on the Company's balance sheet.

7. Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income before income taxes for the following reasons:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2014	2013
Income (loss) before income taxes
United States	$(5,078)	$(2,091)
Foreign	80,386	97,443
	75,308	95,352
	35%	35%
Income tax expense expected	26,358	33,373
Foreign currency translation adjustments	4,160	(1,878)
Impact of foreign taxes	(1,093)	(224)
Stock-based compensation	760	686
(Decrease) increase in valuation allowance	(2,439)	1,844
Branch and other foreign loss pick-up	254	(827)
Non-deductible third party royalty in Colombia	2,223	3,547
Other permanent differences	(44)	918
Total income tax expense	$30,179	$37,439

Current income tax expense
United States	$357	$306
Foreign	32,082	44,583
	32,439	44,889
Deferred income tax recovery
United States	—	—
Foreign	(2,260)	(7,450)
	(2,260)	(7,450)
Total income tax expense	$30,179	$37,439

	As at
(Thousands of U.S. Dollars)	March 31, 2014	December 31, 2013
Deferred Tax Assets
Tax benefit of operating loss carryforwards	$45,630	$47,154
Tax basis in excess of book basis	57,340	59,168
Foreign tax credits and other accruals	35,619	34,894
Tax benefit of capital loss carryforwards	4,838	4,769
Deferred tax assets before valuation allowance	143,427	145,985
Valuation allowance	(141,282)	(142,322)
	$2,145	$3,663

Deferred tax assets - current	$770	$2,256
Deferred tax assets - long-term	1,375	1,407
	2,145	3,663
Deferred tax liabilities - current	(1,265)	(1,193)
Deferred tax liabilities - long-term	(169,798)	(177,082)
	(171,063)	(178,275)
Net Deferred Tax Liabilities	$(168,918)	$(174,612)

As at March 31, 2014, the Company had operating loss carryforwards of $206.8 million (December 31, 2013 - $215.4 million) and capital loss carryforwards of $32.8 million (December 31, 2013 – $32.6 million) before valuation allowance. Of these operating loss carryforwards and capital loss carryforwards, $203.5 million (December 31, 2013 - $213.8 million) were losses generated by the foreign subsidiaries of the Company. In certain jurisdictions, the operating loss carryforwards expire between 2014 and 2033 and the capital loss carryforwards expire between 2016 and 2017, while certain other jurisdictions allow operating losses to be carried forward indefinitely.

As at March 31, 2014, the total amount of Gran Tierra’s unrecognized tax benefit was $22.5 million (December 31, 2013 - $22.1 million), approximately $12.8 million of which, if recognized, would affect the Company’s effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated statement of operations.

Changes in the Company's unrecognized tax benefit are as follows:

	Three Months Ended March 31,
	2014	2013
(Thousands of U.S. Dollars)
Unrecognized tax benefit at beginning of period	$22,100	$21,800
Decreases for positions relating to prior year	(1,100)	—
Additions to tax position related to the current year	1,500	—
Unrecognized tax benefit at end of period	$22,500	$21,800

The Company and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and certain other foreign jurisdictions. The Company is potentially subject to income tax examinations for the tax years 2006 through 2013 in certain jurisdictions. The Company does not anticipate any material changes to the unrecognized tax benefit disclosed above within the next twelve months.

At March 31, 2014, and December 31, 2013, accounts payable included the remaining unpaid balance of equity tax liability, a Colombian tax of 6% on a legislated measure calculated based on the Company’s Colombian segment’s balance sheet equity for tax purposes at January 1, 2011. The tax is payable in eight semi-annual installments over four years, but was expensed in the first quarter of 2011 at the commencement of the four-year period. The equity tax liability also partially related to an equity tax liability assumed upon an acquisition in 2011.

8. Contingencies

Gran Tierra Energy Colombia, Ltd. and Petrolifera Petroleum (Colombia) Ltd (collectively “GTEC”) and Ecopetrol, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long-term test of the Guayuyaco-1 and Guayuyaco-2 wells, prior to GTEC's purchase of the companies originally involved in the dispute. There has been no agreement between the parties, and Ecopetrol filed a lawsuit in the Contravention Administrative Tribunal in the District of Cauca (the "Tribunal") regarding this matter. During the first quarter of 2013, the Tribunal ruled in favor of Ecopetrol and awarded Ecopetrol 44,025 bbl of oil. GTEC has filed an appeal of the ruling to the Supreme Administrative Court (Consejo de Estado) in a second instance procedure. During the three months ended March 31, 2013, based on market oil prices in Colombia, Gran Tierra accrued $4.4 million in the condensed consolidated financial statements in relation to this dispute (Note 9).

Gran Tierra’s production from the Costayaco Exploitation Area is subject to an additional royalty (the "HPR royalty"), which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Block exploration and production contract (the "Chaza Contract") and the sales price. The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which was contested by Gran Tierra because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. Gran Tierra also believes that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process under the Chaza Contract and filed an arbitration claim seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. The ANH filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that Gran Tierra breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. Gran Tierra filed a response to the ANH's counterclaim and filed its comments on the ANH's responses to Gran Tierra's claim. The ANH filed an amended counterclaim and Gran Tierra filed a response to the ANH's amended counterclaim. As at March 31, 2014, total cumulative production from the Moqueta Exploitation Area was 2.7 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $44.9 million. At this time no amount has been accrued in the condensed consolidated financial statements nor deducted from the Company's reserves for the disputed HPR royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on the Company's understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $31.7 million as at March 31, 2014. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

In addition to the above, Gran Tierra has several other lawsuits and claims pending. Although the outcome of these other lawsuits and disputes cannot be predicted with certainty, Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Gran Tierra records costs as they are incurred or become probable and determinable.

Letters of credit

At March 31, 2014, the Company had provided promissory notes totaling $52.5 million (December 31, 2013 - $52.5 million) as security for letters of credit relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

9. Financial Instruments, Fair Value Measurements and Credit Risk

At March 31, 2014, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, foreign currency derivatives included in current assets and contingent consideration and contingent liability included in other long-term liabilities.

The fair value of long-term restricted cash approximates its carrying value because interest rates are variable and reflective of market rates.

The fair value of foreign currency derivatives is based on the maturity value of foreign exchange non-deliverable forward contracts using applicable forward exchange rates. The most significant variable to the cash flow calculations is the estimation of forward foreign exchange rates. The resulting future cash inflows or outflows at maturity of the contracts are the net value of the contract.

Contingent consideration, which relates to the acquisition of the remaining 30% working interest in certain properties in Brazil, was recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred and discounted back to present value by applying an appropriate discount rate that reflected the risk factors associated with the payment streams. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods.

The fair value of the contingent liability which relates to a dispute with Ecopetrol (Note 8) was estimated based on the fair value of the amount awarded using market oil prices in Colombia.

The fair value of the foreign currency derivatives, contingent consideration and contingent liability are being remeasured at the estimated fair value at each reporting period with the change in fair value recognized as financial instruments gains or losses in net income. The fair value of the foreign currency derivatives, contingent consideration and the contingent liability at March 31, 2014, and December 31, 2013, were as follows:

	As at
(Thousands of U.S. Dollars)	March 31, 2014	December 31, 2013
Foreign currency derivative asset	$2,409	$—
Contingent consideration	$1,061	$1,061
Contingent liability (Note 8)	$4,400	$4,400

The following table presents gains or losses on financial instruments recognized in the accompanying condensed consolidated statements of operations:

(Thousands of U.S. Dollars)	Three Months Ended March 31,
	2014	2013
Foreign currency derivative gains	$2,409	$—

These gains are presented as financial instrument gain in the condensed consolidated statements of operations and cash flows.

The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs are based on significant other observable inputs and significant unobservable inputs, respectively, and have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities. At March 31, 2014, and December 31, 2013, the fair value of the contingent liability which relates to a dispute with Ecopetrol (Note 8) was determined using Level 1 inputs and the fair value of the contingent consideration payable in connection with the Brazil acquisition was determined using Level 3 inputs. At March 31, 2014, the fair value of the foreign currency derivatives was determined using Level 2 inputs. The disclosure in the paragraph above regarding the fair value of cash and restricted cash is based on Level 1 inputs.

The Company’s non-recurring fair value measurements include asset retirement obligation. The fair value of an asset retirement obligation is measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate. The significant level 3 inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit-adjusted risk-free interest rate, inflation rates and estimated dates of abandonment. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value, while the asset retirement cost is amortized over the estimated productive life of the related assets.

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, accounts receivables and foreign currency derivatives. The carrying value of cash, accounts receivable and foreign currency derivatives reflects management’s assessment of credit risk.

At March 31, 2014, cash and cash equivalents and restricted cash included balances in savings and checking accounts, as well as term deposits and certificates of deposit, placed primarily with financial institutions with strong investment grade ratings or governments, or the equivalent in the Company’s operating areas. In February 2014, the Company purchased non-deliverable forward contracts for purposes of fixing the exchange rate at which it will purchase Colombian pesos to settle its income tax installment payments due in April and June 2014.With the exception of these foreign currency derivatives, any foreign currency transactions are conducted on a spot basis with major financial institutions in the Company’s operating areas.

At March 31, 2014, the Company had the following open foreign currency derivative position:

Forward contracts
Currency	Contract Type	Notional (Billions of Colombian Pesos)	Weighted Average Fixed Rate Received (Colombian Pesos - U.S. Dollars)	Expiration
Colombian pesos	Buy	109.3	2,037	April 2014
Colombian pesos	Buy	40.5	2,045	June 2014
		149.8

Most of the Company’s accounts receivable relate to uncollateralized sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. For the three months ended March 31, 2014, the Company had two customers which were significant to the Colombian segment, three customers which were significant to the Argentina segment and one customer which was significant to the Brazilian segment.

To reduce the concentration of exposure to any individual counterparty, the Company utilizes a group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its foreign currency derivative instruments.

For the three months ended March 31, 2014, 85% (three months ended March 31, 2013 - 88%) of the Company's revenue and other income was generated in Colombia.

The Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Argentina Central Bank may require prior authorization and may or may not grant such authorization for Gran Tierra's Argentina subsidiaries to make dividends or loan payments to the Company. At March 31, 2014, $15.1 million, or 4%, of the Company's cash and cash equivalents was deposited with banks in Argentina in Argentina pesos. The Company expects to use these funds for the Argentina work program and operations in 2014 and is exposed to foreign exchange gains and losses on its net monetary position.

Additionally, unrealized foreign exchange gains and losses result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s current and deferred tax liabilities, which are monetary liabilities mainly denominated in the local currency of the Colombian operations. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $87,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

In Colombia, the company receives 100% of its revenues in U.S. dollars and the majority of its capital expenditures are in U.S. dollars or are based on U.S. dollar prices. In Argentina and Brazil, prices for oil are in U.S. dollars, but revenues are received in local currency translated according to current exchange rates. The majority of the Company's capital expenditures within Argentina and Brazil are based on U.S. dollar prices, but are paid in local currency translated according to current exchange rates. In Peru, capital expenditures are based on U.S. dollar prices and may be paid in local currency or U.S. dollars.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the "Financial Statements" as set out in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the "Financial Statements and Supplementary Data" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 8 and 7, respectively, of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2014.

Overview

We are an independent international energy company incorporated in the United States and engaged in oil and natural gas acquisition, exploration, development and production. Our operations are carried out in South America with business units in Colombia, Argentina, Peru and Brazil, and we are headquartered in Calgary, Alberta, Canada. For the three months ended March 31, 2014, 85% (three months ended March 31, 2013 - 88%) of our revenue and other income was generated in Colombia.

Highlights

	Three Months Ended March 31,
	2014	2013	% Change
Production (BOEPD) (1)	21,819	23,424	(7)

Prices Realized - per BOE	$85.82	$97.14	(12)

Revenue and Other Income ($000s)	$169,679	$205,371	(17)

Net Income ($000s)	$45,129	$57,913	(22)

Net Income Per Share - Basic	$0.16	$0.21	(24)

Net Income Per Share - Diluted	$0.16	$0.20	(20)

Funds Flow From Operations ($000s) (2)	$91,030	$108,598	(16)

Capital Expenditures ($000s)	$88,637	$79,009	12

	As at
	March 31, 2014	December 31, 2013	% Change
Cash & Cash Equivalents ($000s)	$390,953	$428,800	(9)

Working Capital (including cash & cash equivalents) ($000s)	$257,310	$245,827	5

Property, Plant & Equipment ($000s)	$1,295,706	$1,260,172	3

(1) Production represents production volumes NAR adjusted for inventory changes.

(2) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under generally accepted accounting principles in the United States of America (“GAAP”). Management uses this financial measure to analyze operating performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze operating performance and our financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from operations, as presented, is net income adjusted for depletion, depreciation, accretion and impairment (“DD&A”) expenses, deferred tax recovery, non-cash stock-based compensation, unrealized foreign exchange gain or loss, unrealized financial instrument gain or loss, and other loss. A reconciliation from net income to funds flow from operations is as follows:

	Three Months Ended March 31,
Funds Flow From Operations - Non-GAAP Measure ($000s)	2014	2013
Net income	$45,129	$57,913
Adjustments to reconcile net income to funds flow from operations
DD&A expenses	53,157	58,412
Deferred tax recovery	(2,260)	(7,450)
Stock-based compensation	1,591	2,067
Unrealized foreign exchange gain	(4,178)	(6,744)
Unrealized financial instrument gain	(2,409)	—
Other loss	—	4,400
Funds flow from operations	$91,030	$108,598

•
For the three months ended March 31, 2014, oil and gas production NAR before inventory adjustments increased to 22,188 BOEPD compared with 21,869 BOEPD in the corresponding period in 2013. In 2014 in Colombia, production from new wells in the Moqueta field in the Chaza Block and the reduced impact of pipeline disruptions had a positive effect on production NAR before inventory adjustments in Colombia. In Argentina, increased gas production was more than offset by lower oil and NGL production in Argentina in the three months ended March 31, 2014, compared with 2013, due to expected production declines.

•
Oil and gas production, NAR and adjusted for inventory changes, decreased by 1,605 BOEPD or 7% to 21,819 BOEPD compared with the corresponding period in 2013. In this document unless otherwise stated production represents production volumes NAR adjusted for inventory changes. Production NAR adjusted for inventory changes in the first quarter of 2013 included 0.1 MMbbl or 1,556 bopd resulting from a net reduction in oil inventory during the quarter and production for the first quarter of 2014 was reduced by 0.03 MMbbl or 369 bopd due to an increase in oil inventory in the quarter. In the three months ended March 31, 2014, production was 71% from the Chaza Block in Colombia, 7% and 4% from the Puesto Morales and Surubi Blocks in Argentina and 3% from Block 155 in Brazil.

•
For the three months ended March 31, 2014, revenue and other income decreased by 17% to $169.7 million compared with $205.4 million in the corresponding period in 2013 due to lower production NAR after inventory adjustments and lower realized prices. The average price realized per BOE decreased by 12% to $85.82 for the three months ended March 31, 2014, from $97.14 in the comparable period in 2013.

•
Net income was $45.1 million, or $0.16 per share basic and diluted for the three months ended March 31, 2014, compared with $57.9 million, or $0.21 per share basic and $0.20 per share diluted in the corresponding period in 2013. For the three months ended March 31, 2014, lower operating, DD&A and income tax expenses, a financial instrument gain and the absence of other loss were more than offset by decreased oil and natural gas sales, increased general and administrative ("G&A") expenses and the absence of foreign exchange gains.

•
For the three months ended March 31, 2014, funds flow from operations decreased by 16% to $91.0 million. Lower operating and income tax expenses were more than offset by decreased oil and natural gas sales, increased G&A expenses and higher realized foreign exchange losses.

•
Cash and cash equivalents were $391.0 million at March 31, 2014, compared with $428.8 million at December 31, 2013. The decrease in cash and cash equivalents during the three months ended March 31, 2014, was primarily the result of cash capital expenditures of $75.1 million and a $54.9 million change in assets and liabilities from operating activities, partially offset by funds flow from operations of $91.0 million.

•	Working capital (including cash and cash equivalents) was $257.3 million at March 31, 2014, a $11.5 million increase from December 31, 2013.

•
Property, plant and equipment at March 31, 2014, was $1.3 billion, an increase of $35.5 million from December 31, 2013, as a result of $88.6 million of capital expenditures, partially offset by $53.1 million of depletion and depreciation expenses.

•
Capital expenditures for the three months ended March 31, 2014, were $88.6 million compared with $79.0 million for the three months ended March 31, 2013. In 2014, capital expenditures included drilling of $61.7 million, geological and geophysical (“G&G”) expenditures of $15.0 million, facilities of $6.3 million and other expenditures of $5.6 million.

Business Environment Outlook

Our revenues are significantly affected by pipeline and other oil transportation disruptions in Colombia and the continuing fluctuations in oil prices. Oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the worldwide economy on oil supply and demand.

We believe that our current operations and 2014 capital expenditure program can be funded from cash flow from existing operations and cash on hand. Should our operating cash flow decline due to unforeseen events, including additional pipeline delivery restrictions and other oil transportation disruptions in Colombia or a downturn in oil and gas prices, we would examine measures such as capital expenditure program reductions, use of our revolving credit facility, issuance of debt, disposition of assets, or issuance of equity. Continuing global social and political uncertainty, economic uncertainty in the United States, Europe and Asia and changes in global supply and infrastructure are having an impact on world markets, and we are unable to determine the impact, if any, these events may have on oil prices and demand. The timing and execution of our capital expenditure program are also affected by the availability of services from third party oil field contractors and our ability to obtain, sustain or renew necessary government licenses and permits on a timely basis to conduct exploration and development activities. Any delay may affect our ability to execute our capital expenditure program.

We have noted recently that in the Department of Putumayo in Colombia where we operate, additional efforts are being made by new ethnic groups to utilize the courts to require that they be consulted, and obtain benefits, despite a company's prior compliance with the legislated consultation process and the receipt of the necessary permits to drill and operate. See "Risk Factors: Our Business is Subject to Local Legal, Political and Economic Factors Which Are Beyond Our Control, Which Could Impair Our Ability to Expand Our Operations or Operate Profitably." For example, we recently received notice of an application to the court by a new ethnic group in the vicinity of our Moqueta field. We were given notice of the application by the court as a party that might be affected by a court’s order. The application is filed against the Ministry of the Interior of Colombia and seeks to compel the Ministry of Interior to conduct a visit to the area to determine whether the group is impacted by projects in the area and to require consultation in respect to some of our projects. We are closely monitoring this development in general, and this specific action, to try and avoid any adverse ramifications to our business.

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

Consolidated Results of Operations

	Three Months Ended March 31,
	2014	2013	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$168,525	$204,780	(18)
Interest income	1,154	591	95
	169,679	205,371	(17)

Operating expenses	28,293	41,015	(31)
DD&A expenses	53,157	58,412	(9)
G&A expenses	15,204	11,421	33
Foreign exchange loss (gain)	126	(5,229)	102
Financial instruments gain	(2,409)	—	—
Other loss	—	4,400	(100)
	94,371	110,019	(14)

Income before income taxes	75,308	95,352	(21)
Income tax expense	(30,179)	(37,439)	(19)
Net income	$45,129	$57,913	(22)

Production

Oil and NGL's, bbl	1,882,170	2,052,737	(8)
Natural gas, Mcf	489,036	332,613	47
Total production, BOE (1)	1,963,677	2,108,173	(7)

Average Prices

Oil and NGL's per bbl	$88.45	$99.17	(11)
Natural gas per Mcf	$4.20	$3.61	16

Consolidated Results of Operations per BOE

Oil and natural gas sales	$85.82	$97.14	(12)
Interest income	0.59	0.28	111
	86.41	97.42	(11)

Operating expenses	14.41	19.46	(26)
DD&A expenses	27.07	27.71	(2)
G&A expenses	7.74	5.42	43
Foreign exchange loss (gain)	0.06	(2.48)	102
Financial instruments gain	(1.23)	—	—
Other loss	—	2.09	(100)
	48.05	52.20	(8)

Income before income taxes	38.36	45.22	(15)
Income tax expense	(15.37)	(17.76)	(13)
Net income	$22.99	$27.46	(16)

(1) Production represents production volumes NAR adjusted for inventory changes.

Net income for the three months ended March 31, 2014, was $45.1 million compared with $57.9 million in the comparable period in 2013. On a per share basis, net income decreased to $0.16 per share basic and diluted for the three months ended March 31, 2014, from $0.21 per share basic and $0.20 per share diluted in the corresponding period in 2013.

For the three months ended March 31, 2014, lower operating, DD&A and income tax expenses, a financial instrument gain and the absence of other losses were more than offset by decreased oil and natural gas sales, increased G&A expenses and the absence of foreign exchange gains.

Oil and NGL production NAR before inventory adjustments for the three months ended March 31, 2014, was 21,282 bopd consistent with 21,252 bopd in the corresponding period in 2013. In 2014 in Colombia, production from new wells in the Moqueta field in the Chaza Block and the reduced impact of pipeline disruptions had a positive effect of 301 bopd production NAR before inventory adjustments. These increases were partially offset by a production decrease of 248 bopd in oil and NGL production in Argentina in the three months ended March 31, 2014, compared with 2013, due to expected production declines.

Oil and NGL production NAR after inventory changes for the three months ended March 31, 2014, decreased to 1.9 MMbbl compared with 2.1 MMbbl in the corresponding period in 2013. During the corresponding period in 2013 a net inventory reduction accounted for 0.1 MMbbl or 1,556 bopd of production. The oil inventory reduction in 2013 was due to a decrease in oil inventory in the Ecopetrol S.A. ("Ecopetrol")-operated Trans-Andean oil pipeline (the "OTA pipeline”) and associated Ecopetrol owned facilities in the Putumayo Basin and reduced oil inventory related to sales to a customer in Colombia with a protracted sales cycle whereby the transfer of ownership occurred upon export. In the three months ended March 31, 2014 and 2013, the impact of OTA pipeline disruptions on production was mitigated by selling a portion of our oil through trucking and an alternative pipeline.

Average realized oil prices decreased by 11% to $88.45 per bbl for the three months ended March 31, 2014, from $99.17 per bbl in the comparable period in 2013. Average Brent oil prices for the three months ended March 31, 2014, were $108.17 per bbl compared with $112.51 per bbl in the corresponding period in 2013. Average WTI oil prices for the three months ended March 31, 2014, were $98.68 per bbl compared with $94.40 per bbl in the corresponding period in 2013. During the three months ended March 31, 2014, 48% of our oil and gas volumes sold in Colombia were to a customer which takes delivery at the Costayaco battery and transports the oil by truck over a 1,500 km route to the Port of Barranquilla. The sales price for this customer is based on average WTI prices plus a Vasconia differential and premium, less trucking costs. For sales to this customer, the trucking costs are recorded as a reduction of the realized price and not as operating costs. Sales to this customer during the corresponding period in 2013 were 28% of our oil and gas volumes sold in Colombia

Revenue and other income for the three months ended March 31, 2014, decreased to $169.7 million from $205.4 million in the comparable period in 2013 as a result of lower production NAR after inventory adjustments and lower realized prices.

Operating expenses decreased by 31% to $28.3 million for the three months ended March 31, 2014, from 41.0 million in the comparable period in 2013. For the three months ended March 31, 2014, the decrease in operating expenses was primarily due to a decrease in the operating cost per BOE and lower production. On a per BOE basis, operating expenses decreased by 26% to $14.41 for the three months ended March 31, 2014 from $19.46 in the comparable period in 2013 primarily as a result of a decrease in transportation costs. The inventory volumes liquidated in the comparative three months ended March 31, 2013, carried high transportation costs due to the delivery point to which they were sold and to which we did not deliver in the current period. Furthermore, there were no transportation costs related to the portion of volumes subject to alternative transportation arrangements, whereby trucking costs related to a 1,500 km route are paid by the purchaser and netted to arrive at our realized price rather than recorded as transportation expenses. Operating expenses per BOE also decreased in 2014 as a result of deferred workover expenses, lower fuel consumption and lower training costs.

DD&A expenses for the three months ended March 31, 2014, decreased to $53.2 million from $58.4 million in the comparable period in 2013, primarily due to lower production. On a per BOE basis, the depletion rate of $27.07 was comparable with the depletion rate of $27.71 in the corresponding period. Increased costs in the depletable base were offset by increased reserves.

G&A expenses for the three months ended March 31, 2014, increased by 33% to $15.2 million from $11.4 million in the corresponding period in 2013. Increased employee related costs, higher consulting expenses associated with increased activity, expanded operations in Peru and higher stock-based compensation expense associated with restricted stock units ("RSUs") and stock options granted during the three months ended March 31, 2014. The annual grant to employees was not made until May 2013 in the prior year so no expense was recorded relating to the annual grant in the comparative period. These increases were partially offset by higher G&A allocations to operating expenses and capital projects within the business units. G&A expenses per BOE of $7.74 were 43% higher compared with $5.42 in 2013 due to lower production and increased costs as described above, partially offset by higher G&A allocations to operating expenses and capital projects within the business units.

For the three months ended March 31, 2014, the foreign exchange loss was $0.1 million, comprising an unrealized non-cash foreign exchange gain of $4.2 million and realized foreign exchange losses of $4.3 million. The unrealized foreign exchange gain was a result of a net monetary liability position in Colombia combined with the weakening of the Colombian peso. This was partially offset by foreign exchange losses resulting from a net monetary asset position in Argentina and the weakening of the Argentina peso. For the three months ended March 31, 2013, there was a foreign exchange gain of $5.2 million, comprising a $6.7 million unrealized non-cash foreign exchange gain and realized foreign exchange losses of $1.5 million due to the same factors as in 2014.

Financial instruments gain of $2.4 million in the three months ended March 31, 2014, related to unrealized gains on our Colombia peso non-deliverable forward contracts. We purchased these contracts in February 2014 for purposes of fixing the exchange rate at which we will purchase Colombian pesos to settle our income tax installment payments due in April and June 2014.

Other loss of $4.4 million in the three months ended March 31, 2013, related to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment in the first quarter of 2013. We have filed an appeal against the judgment.

Income tax expense was $30.2 million for the three months ended March 31, 2014, compared with $37.4 million in the comparable period in 2013. The decrease was primarily due to lower taxable income in Colombia. The effective tax rate was 40% in the three months ended March 31, 2014, compared with 39% in the comparable period in 2013. The change in the effective tax rate from the comparable period in 2013 was primarily due to an increase in non-deductible foreign currency translation adjustments, partially offset by a decrease in the valuation allowance, other permanent differences, foreign tax rate differential and the non-deductible third party royalty in Colombia.

For the three months ended March 31, 2014, the differential between the effective tax rate of 40% and the 35% U.S. statutory rate was primarily attributable to an increase in a non-deductible third party royalty in Colombia and non-deductible foreign currency translation adjustments which were partially offset by a decrease in valuation allowance and the impact of foreign taxes. The variance from the 35% U.S. statutory rate for the three months ended March 31, 2013, was primarily attributable to an increase from a non-deductible third party royalty in Colombia and valuation allowance, which was partially offset by a decrease in non-deductible foreign currency translation adjustments.

2014 Work Program and Capital Expenditure Program

Our 2014 capital program has been revised to $495 million from $467 million. This includes: $246 million for Colombia; $161 million for Peru; $48 million for Argentina; $38 million for Brazil; and $2 million associated with corporate activities. The increase in our capital spending is primarily due to the following: an increase in costs for the long-term test facilities on Block 95 in Peru as a result of a change in the scope of this project, and acceleration of the base camp construction on Block 107; additional Zapotero-1 and Corunta-1 exploratory well costs and 2013 budgeted costs carried forward to 2014 in Colombia; and additional workover costs and 2013 budgeted costs carried forward to 2014 in Brazil. The capital spending program allocates $267 million for drilling; $93 million for facilities, pipelines and other; $133 million for G&G expenditures; and $2 million for corporate activities. Of the $267 million allocated to drilling, approximately 28% is for exploration and the balance is for appraisal and development drilling.

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

Segmented Results – Colombia

	Three Months Ended March 31,
	2014	2013	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$144,935	$180,003	(19)
Interest income	137	161	(15)
	145,072	180,164	(19)

Operating expenses	20,205	29,952	(33)
DD&A expenses	41,250	45,956	(10)
G&A expenses	4,383	4,636	(5)
Foreign exchange gain	(4,368)	(6,448)	32
Financial instruments gain	(2,409)	—	—
Other loss	—	4,400	(100)
	59,061	78,496	(25)

Income before income taxes	$86,011	$101,668	(15)

Production

Oil and NGL's, bbl	1,610,655	1,746,326	(8)
Natural gas, Mcf	64,779	—	—
Total production, BOE (1)	1,621,452	1,746,326	(7)

Average Prices

Oil and NGL's per bbl	$89.73	$103.08	(13)
Natural gas per Mcf	$6.34	$—	—

Segmented Results of Operations per BOE

Oil and natural gas sales	$89.39	$103.08	(13)
Interest income	0.08	0.09	(11)
	89.47	103.17	(13)

Operating expenses	12.46	17.15	(27)
DD&A expenses	25.44	26.32	(3)
G&A expenses	2.70	2.65	2
Foreign exchange gain	(2.69)	(3.69)	27
Financial instruments gain	(1.49)	—	—
Other loss	—	2.52	(100)
	36.42	44.95	(19)

Income before income taxes	$53.05	$58.22	(9)

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three months ended March 31, 2014, income before income taxes was $86.0 million compared with $101.7 million in the comparable period in 2013. For the three months ended March 31, 2014, lower oil and natural gas sales and lower foreign exchange gains were partially offset by decreased operating, DD&A and G&A expenses, a financial instrument gain and the absence of other losses.

Oil and NGL production NAR before inventory adjustments for the three months ended March 31, 2014, increased to 18,152 BOEPD compared with 17,851 BOEPD in the corresponding period in 2013. In 2014, production from new wells in the Moqueta field in the Chaza Block and the reduced impact of pipeline disruptions had a positive effect on production NAR before inventory adjustments.

Oil and NGL production NAR after inventory adjustments for the three months ended March 31, 2014, decreased to 1.6 MMbbl compared with 1.7 MMbbl in the comparable period in 2013. During the corresponding period in 2013 a net inventory reduction accounted for 0.1 MMbbl or 1,556 bopd of production. The oil inventory reduction in 2013 was due to a decrease in oil inventory in the OTA pipeline and associated Ecopetrol owned facilities in the Putumayo Basin and reduced oil inventory related to sales to a customer in Colombia with a protracted sales cycle whereby the transfer of ownership occurred upon export. Production during the three months ended March 31, 2014, reflected approximately 51 days of oil delivery restrictions in Colombia compared with 44 days of oil delivery restrictions in the comparable period in 2013.

Revenue and other income for the three months ended March 31, 2014, decreased by 19% to $145.1 million from $180.2 million in the comparable period in 2013.

For the three months ended March 31, 2014, the average realized price per bbl of oil decreased by 13% to $89.73 compared with $103.08 in the corresponding period in 2013. Average Brent oil price for the three months ended March 31, 2014, was $108.17 per bbl, compared with $112.51 per bbl in the corresponding period in 2013.

During the three months ended March 31, 2014, 48% of our oil and gas volumes sold were to a customer to which oil is delivered at the Costayaco battery and the sales price is based on average WTI prices plus a Vasconia differential and premium, adjusted for trucking costs related to a 1,500 km route. The effect on the Colombian realized price for the three months ended March 31, 2014, was a reduction of approximately $8.33 per BOE as compared with delivering all of our Colombian oil through the OTA pipeline. Sales to this customer during the corresponding period in 2013 were 28% of our oil and gas volumes sold in Colombia and the effect on the Colombian realized price was a reduction of approximately $5.39 per BOE.

Operating expenses decreased by 33% to $20.2 million for the three months ended March 31, 2014 from $30.0 million in the comparable period in 2013. On a per BOE basis, operating expenses decreased by 27% to $12.46 for the three months ended March 31, 2014 from $17.15 in the comparable period in 2013. Operating expenses per BOE decreased primarily due to higher transportation costs associated with the liquidated inventory volumes in the comparative period. The inventory volumes liquidated in the comparative three months ended March 31, 2013 were primarily related to a delivery point which carried high transportation costs, and to which we did not deliver in the current period. Transportation costs were also lower due to the absence of pipeline charges and trucking costs relating to volumes sold at the Costayaco battery. The trucking costs associated with the volumes sold at the Costayaco battery were a reduction to our realized price rather than recorded as transportation expenses. The estimated net effect of OTA pipeline disruptions on Colombian transportation costs was $1.81 per BOE saving for the three months ended March 31, 2014, as compared with delivering all of our Colombian oil through the OTA pipeline and a saving of $1.24 per BOE in the corresponding period in 2013. Operating expenses per BOE also decreased in 2014 as a result of deferred workover expenses, lower fuel consumption and lower training costs.

DD&A expenses decreased by 10% to $41.3 million for the three months ended March 31, 2014 from $46.0 million in the comparable period in 2013. The decrease was due to lower production and a decrease in the per BOE depletion rate. On a per BOE basis, DD&A expenses decreased by 3% to $25.44 for the three months ended March 31, 2014, compared with the corresponding period in 2013. The decrease was primarily due to an increase in reserves, partially offset by increased costs in the depletable base.

G&A expenses of $4.4 million ($2.70 per BOE) were comparable with $4.6 million ($2.65 per BOE) in the comparable period in 2013.

For the three months ended March 31, 2014, the foreign exchange gain was $4.4 million, which included a $4.2 million unrealized non-cash foreign exchange gain. In the three months ended March 31, 2013, we had a foreign exchange gain of $6.4 million, which included a $6.7 million unrealized non-cash foreign exchange gain and a realized non-cash foreign exchange loss of $0.3 million. The Colombian peso weakened by 2% and 3% against the U.S. dollar in the three months ended March 31, 2014 and 2013, respectively. Under GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation is the main source of the unrealized foreign exchange losses or gains.

Financial instruments gain of $2.4 million in the three months ended March 31, 2014, related to an unrealized gain on our Colombian peso non-deliverable forward contracts. We purchased these contracts in February 2014 for purposes of fixing the exchange rate at which we will purchase Colombian pesos to settle our income tax installment payments due in April and June 2014.

Other loss of $4.4 million in the three months ended March 31, 2013, related to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment within the quarter. We have filed an appeal against the judgment.

Capital Program - Colombia

Capital expenditures in our Colombian segment during the three months ended March 31, 2014, were $50.5 million. The following table provides a breakdown of capital expenditures in 2014 and 2013:

	Three Months Ended March 31,
(Millions of U.S. Dollars)	2014	2013
Drilling and completions	$30.6	$14.9
G&G	11.1	5.3
Facilities and equipment	6.2	6.2
Other	2.6	4.0
	$50.5	$30.4

The significant elements of our first quarter 2014 capital program in Colombia were:

•
On the Chaza Block (100% working interest ("WI"), operated), we drilled and started completion work on the Costayaco-20 development well in the Costayaco field and commenced drilling the Costayaco-22 development well. The Costayaco-20 development well was completed as an oil producing well subsequent to the quarter-end. The Costayaco-20 development well was completed and the Costayaco-22 development well was spud subsequent to the quarter-end. We continued drilling the Zapotero-1 exploration well, a long-reach deviated well. but encountered drilling problems resulting in the initiation of sidetrack operations. We drilled the Corunta-1 exploration well, but encountered drilling problems prior to reaching the reservoir target on this long-reach deviated well, and the decision was made to abandon the well. The well location is expected to be drilled again in 2014 with a revised drilling plan.

•	We continued initial testing and evaluation of one gross exploration well, Miraflor Oeste, on the Guayuyaco Block (70% WI, operated).

•
We completed 2-D seismic acquisition on the Piedemonte Sur Block (100% WI, operated), continued 2-D seismic acquisition on the Cauca-7 Block (100% WI, operated) and 3-D seismic acquisition on the Putumayo-1 Block (55% WI, operated) and commenced an aerogravity and magnetic survey on the Sinu-1 (60% WI, operated) and Sinu-3 Blocks (51% WI, operated).

•	We also continued facilities work at the Costayaco and Moqueta fields on the Chaza Block and the Llanos-22 Block (45% WI, non-operated).
Outlook - Colombia

The 2014 capital program in Colombia is $246 million with $126 million allocated to drilling, $47 million to facilities and pipelines and $73 million for G&G expenditures.

Our planned work program for the remainder of 2014 in Colombia includes drilling three oil exploration wells on the Chaza Block, one gross exploration well on the Putumayo-1 Block, and completion of the Zapotero-1 exploration well. We also plan to drill five development wells on the Chaza Block (both Costayaco and Moqueta fields).

We also plan to complete the acquisition of 2-D seismic on the Cauca-6 and 7 Blocks and 3-D seismic on the Putumayo-1 Block and commence the acquisition of 2-D seismic on the Chaza, Guayuyaco, Sinu-1 and Sinu-3 Blocks. Facilities work is also planned for the Chaza, Garibay (50% WI, non-operated) and Llanos-22 Blocks.

Segmented Results – Argentina

	Three Months Ended March 31,
	2014	2013	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$17,420	$18,540	(6)
Interest income	404	243	66
	17,824	18,783	(5)

Operating expenses	6,428	8,971	(28)
DD&A expenses	8,893	7,950	12
G&A expenses	2,327	2,374	(2)
Foreign exchange loss	4,328	1,124	285
	21,976	20,419	8

Loss before income taxes	$(4,152)	$(1,636)	154

Production

Oil and NGL's, bbl	205,193	242,577	(15)
Natural gas, Mcf	424,257	332,613	28
Total production, BOE (1)	275,903	298,013	(7)

Average Prices

Oil and NGL's per bbl	$76.61	$71.31	7
Natural gas per Mcf	$4.00	$3.74	7

Segmented Results of Operations per BOE

Oil and natural gas sales	$63.14	$62.21	1
Interest income	1.46	0.82	78
	64.60	63.03	2

Operating expenses	23.30	30.10	(23)
DD&A expenses	32.23	26.68	21
G&A expenses	8.43	7.97	6
Foreign exchange loss	15.69	3.77	316
	79.65	68.52	16

Loss before income taxes	$(15.05)	$(5.49)	174

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three months ended March 31, 2014, loss before income taxes in Argentina was $4.2 million compared with $1.6 million in the comparable period in 2013. In the three months ended March 31, 2014, decreased oil and natural gas sales and increased DD&A and foreign exchange losses were partially offset by decreased operating expenses.

Total oil and gas production from the Argentina segment decreased by 7% to 275.9 MBOE for the three months ended March 31, 2014 compared with the corresponding period in 2013.

Oil and NGL production decreased by 15% to 205.2 Mbbl for the three months ended March 31, 2014 compared with the corresponding period in 2013. The decrease was primarily due to reduced production from the Puesto Morales and Surubi Blocks due to delays in securing workover rigs, expected production declines and the conversion of an oil producing well to a gas producer, partially offset by higher production from the El Vinalar Block due to an increase in our working interest in this block from 50% to 100% and successful workovers on wells in the block. We acquired our partner's 50% working interest in the El Vinalar Block in November 2013.

The decrease in oil and NGL production was offset by a 28% or 170 BOEPD increase in gas production for the three months ended March 31, 2014 due to the conversion of an oil producing well to a gas producer.

Revenue and other income decreased by 5% to $17.8 million for the three months ended March 31, 2014, from $18.8 million in the comparable period in 2013. The decrease was due to lower production, partially offset by the recognition of $1.8 million upon the sale of our remaining Petroleum Plus program credits. These credits are granted by the Argentina government to companies for new production of oil or natural gas, either from new discoveries, enhanced recovery techniques or reactivation of older fields.

For the three months ended March 31, 2014, the average realized price per bbl for oil increased by 7% to $76.61 compared with $71.31 in the corresponding period in 2013. The impact of the sale of some of our Petroleum Plus program credits in the three months ended March 31, 2014, was $8.74 per bbl. The prices we receive in Argentina are influenced by the Argentina regulatory regime. Currently, most oil and gas producers in Argentina are operating without sales contracts for periods longer than several months. We are continuing deliveries to refineries and are negotiating a price for those deliveries on a regular and short-term basis. During January to April 2014, the Argentine government imposed oil price discounts in the range of 3.75% to 14% through fixing the monthly exchange rate at which U.S. dollar denominated spot contract oil prices could be exchanged to Argentina pesos for invoicing to buyers.

Operating expenses decreased by 28% to $6.4 million for the three months ended March 31, 2014, from $9.0 million in the comparable period in 2013. On a per BOE basis, operating expenses decreased by 23% to $23.30 for the three months ended March 31, 2014, from $30.10 in the comparable period in 2013. The decrease in operating costs on a per BOE basis was primarily due to higher production from the El Vinalar Block, $1.37 per BOE lower workover costs, and lower labour and maintenance expenses on the Puesto Morales and Surubi Blocks. In the three months ended March 31, 2014, workovers were performed on the Puesto Morales Block, whereas in the three months ended March 31, 2013, workovers were performed on the Puesto Morales and Palmar Largo Blocks.

DD&A expenses increased by 12% to $8.9 million for the three months ended March 31, 2014, compared with $8.0 million in the comparable period in 2013 due to higher depletion rates, partially offset by lower production. On a per BOE basis, DD&A expenses increased by 21% to $32.23 for the three months ended March 31, 2014 from the comparable period in 2013. The increase was due to lower reserves.

G&A expenses were $2.3 million ($8.43 per BOE) in the three months ended March 31, 2014, compared with $2.4 million ($7.97 per BOE) in the comparable period in 2013.

For the three months ended March 31, 2014, foreign exchange losses were $4.3 million compared with $1.1 million in the comparable period in 2013. The losses primarily related to realized foreign exchange losses on net monetary assets in Argentina during the period. The Argentina peso weakened by 23% and 4% against the U.S. dollar in the three months ended March 31, 2014 and 2013, respectively.

Capital Program - Argentina

Capital expenditures in the three months ended March 31, 2014, included drilling of $5.2 million, G&G expenditures of $0.6 million, facilities of $0.1 million and other expenditures of $0.6 million, resulting in capital expenditures of $6.5 million.

In Argentina, during the first quarter of 2014, we commenced drilling the Proa-3 development well on the Surubi Block (85% WI, operated) and completed workovers on wells on the Puesto Morales (100% WI, operated) and El Vinalar Blocks (100% WI, operated).

Outlook – Argentina

The 2014 capital program in Argentina is $48 million with $20 million allocated to drilling, $23 million to facilities and pipelines, and $5 million to G&G expenditures.

Our planned work program for the remainder of 2014 in Argentina includes completion of drilling of the Proa-3 development well on the Surubi Block, drilling one gross development well on the Puesto Morales Block and workovers on existing wells. We also plan to perform facilities work on the Puesto Morales Block, the Surubi Block, the El Chivil Block (100% WI, operated) and the El Vinalar Block.

Segmented Results – Peru

	Three Months Ended March 31,
	2014	2013	% Change
(Thousands of U.S. Dollars)
Interest income	$—	$14	(100)

DD&A expenses	208	62	235
G&A expenses	1,642	1,006	63
Foreign exchange loss	208	173	20
	2,058	1,241	66

Loss before income taxes	$(2,058)	$(1,227)	68

For the three months ended March 31, 2014, loss before income taxes in Peru was $2.1 million compared with $1.2 million in the comparable period in 2013. The increase was primarily due to increased G&A expenses. The increases in G&A expenses was due to higher salaries expense as a result of an increased headcount and higher consulting fees due to expanded operations, partially offset by increased G&A allocations to capital projects.

Capital Program – Peru

Capital expenditures in the three months ended March 31, 2014, were $20.9 million and included drilling of $15.9 million, G&G expenditures of $3.3 million and other expenditures of $1.7 million.

The significant elements of our first quarter 2014 capital program in Peru were:

•	On Block 95 (100% WI, operated), we commenced pre-drilling activities for a water disposal well on the Bretaña field and purchased long-lead items for future drilling activities on this field.

•
On Block 107 (100% WI, operated) and Block 133 (100% WI, operated), we continued work to obtain the necessary environmental and social permits for future seismic programs. We also completed aeromagnetic survey data analysis on Block 133 and refurbished a seismic camp on Block 107.

Outlook - Peru

The 2014 capital program in Peru is $161 million with $107 million allocated to drilling, $18 million for facilities and $36 million for G&G expenditures.

Our planned work program for the remainder of 2014 includes drilling a water disposal well and an appraisal well in the Bretaña field. In addition, crude oil processing and loading facilities are expected to be completed in order to initiate long-term test production in 2014. Additionally, we expect to acquire 2-D seismic on Block 107 and continue work to obtain the necessary environmental and social permits in anticipation of drilling our first exploration wells on Blocks 123, 129 and 107 in future years.

Segmented Results - Brazil

	Three Months Ended March 31,
	2014	2013	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$6,170	$6,237	(1)
Interest income	425	9	—
	6,595	6,246	6

Operating expenses	1,660	2,091	(21)
DD&A expenses	2,579	4,171	(38)
G&A expenses	651	426	53
Foreign exchange gain	(245)	(3)	—
	4,645	6,685	(31)

Income (loss) before income taxes	$1,950	$(439)	(544)

Production (1)

Oil and NGL's, bbl	66,322	63,834	4

Average Prices

Oil and NGL's per bbl	$93.03	$97.71	(5)

Segmented Results of Operations per bbl

Oil and natural gas sales	$93.03	$97.71	(5)
Interest income	6.41	0.14	—
	99.44	97.85	2

Operating expenses	25.03	32.76	(24)
DD&A expenses	38.89	65.34	(40)
G&A expenses	9.82	6.67	47
Foreign exchange gain	(3.69)	(0.05)	—
	70.05	104.72	(33)

Income (loss) before income taxes	$29.39	$(6.87)	(528)

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three months ended March 31, 2014, income before income taxes was $2.0 million compared with loss before income taxes of $0.4 million in the comparable period in 2013. In the three months ended March 31, 2014, decreased operating and DD&A expenses and increased foreign exchange gains were partially offset by increased G&A expenses.

Oil and NGL production in Brazil is from the Tiê field in Block 155 in the onshore Recôncavo Basin. Oil and NGL production for the three months ended March 31, 2014, increased to 66.3 Mbbl compared with 63.8 Mbbl in the comparable period in 2013. Our production in Brazil continues to be limited due to gas flaring restrictions and we are continuing to evaluate options to mitigate the effect of these restrictions.

Revenue and other income increased to $6.6 million for the three months ended March 31, 2014, compared with $6.2 million in the comparable period in 2013. For the three months ended March 31, 2014, the average realized price per bbl for oil decreased by 5% to $93.03. Average Brent oil price for the three months ended March 31, 2014, was $108.17 per bbl, compared with $112.51 per bbl in the corresponding period in 2013. The price we receive in Brazil is at a discount to Brent due to refining and quality discounts.

Operating expenses decreased to $1.7 million for the three months ended March 31, 2014, compared with $2.1 million in the comparable period in 2013. On a per bbl basis, operating expenses decreased to $25.03 for the three months ended March 31, 2014, from $32.76 per bbl in the corresponding period in 2013. Operating expenses per bbl decreased due to lower water disposal and slickline service costs, partially offset by increased workover expenses.

DD&A expenses were $2.6 million ($38.89 per bbl) in the three months ended March 31, 2014 compared with $4.2 million ($65.34 per bbl) in the comparable period in 2013. The decrease was primarily due to an increase in reserves and a decrease in costs in the depletable base relating to lower future development costs and the application of a termination payment in the third quarter of 2013 to reduce the cost base

G&A expenses were $0.7 million ($9.82 per bbl) in the three months ended March 31, 2014 compared with $0.4 million ($6.67 per bbl) in the comparable period in 2013.

Capital Program – Brazil

Capital expenditures in our Brazilian segment in the three months ended March 31, 2014, included drilling of $10.0 million and $0.4 million of other expenditures, resulting in capital expenditures of $10.4 million.

The significant elements of our first quarter 2014 capital program in Brazil were:

•
On Block REC-T-155 (100% WI, operated), we successfully completed the dual completion of the 4-GTE-04-BA development well and completed a single stage fracture stimulation on the exploration well, 1-GTE-8DP-BA.

Outlook – Brazil

The 2014 capital program in Brazil is $38 million with $14 million allocated to drilling, $5 million to facilities and pipelines and $19 million for G&G and other expenditures.

Our planned work program for the remainder of 2014 in Brazil will focus on facilities work in the Tiê field along with seismic acquisition on Block REC-T-86, Block REC-T-117 and Block REC-T-118. We will continue the study of two unconventional resource plays in 2014 through core analysis, geochemistry studies, 3-D seismic acquisition and re-processing and evaluating ongoing fracture stimulation test results, among other activities in an effort to establish the commercial viability of the resource opportunity in oil-saturated tight sandstones and shales in the Recôncavo Basin.

Results - Corporate Activities

	Three Months Ended March 31,
	2014	2013	% Change
(Thousands of U.S. Dollars)
Interest income	$188	$164	15

DD&A expenses	227	273	(17)
G&A expenses	6,201	2,980	108
Foreign exchange loss (gain)	203	(75)	(371)
	6,631	3,178	109

Loss before income taxes	$(6,443)	$(3,014)	114

G&A expenses in the three months ended March 31, 2014, were $6.2 million compared with $3.0 million in the comparable period in 2013. The increase in G&A expenses in the three months ended March 31, 2014, was a result of higher salaries, higher consulting expenses associated with increased activity and higher stock-based compensation expense associated with RSUs and stock options granted during the three months ended March 31, 2014. The annual grant to employees was not made until May 2013 in the prior year so no expense was recorded relating to the annual grant in the comparative period.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $391.0 million compared with $428.8 million at December 31, 2013.

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

At March 31, 2014, 92% of our cash and cash equivalents was generally not available to fund domestic or head office operations unless funds are repatriated, because it was held by subsidiaries and partnerships outside of Canada and the United States. At this time, we do not intend to repatriate further funds, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The governments in Brazil and Argentina require us to register funds that enter and exit the country with the central bank in each country. In Brazil, Argentina and Colombia, all transactions must be carried out in the local currency of the country. In Colombia, we participate in the Special Exchange Regime, which allows us to receive revenue in U.S. dollars offshore. In Peru, expenditures may be paid in local currency or U.S. dollars.

The Argentina government has imposed a number of monetary and currency exchange control measures that include restrictions on the free disposition of funds deposited with banks and tight restrictions on transferring funds abroad, with certain exceptions for transfers related to foreign trade and other authorized transactions approved by the Argentina Central Bank. The Argentina Central Bank may require prior authorization and may or may not grant such authorization for our Argentina subsidiaries to make dividends or loan payments to us. At March 31, 2014, $15.1 million, or 4%, of our cash and cash equivalents was deposited with banks in Argentina. We expect to use these funds for the Argentina work program and operations in 2014.

At March 31, 2014, one of our subsidiaries had a credit facility with a syndicate of banks, led by Wells Fargo Bank National Association as administrative agent. This reserve-based facility has current borrowing base of $150 million and a maximum borrowing base up to $300 million and is supported by the present value of the petroleum reserves of two of our subsidiaries with operating branches in Colombia and our subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus a margin ranging between 2.25% and 3.25% per annum depending on the rate of borrowing base utilization. In addition, a stand-by fee of 0.875% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The credit facility was entered into on August 30, 2013, and became effective on October 31, 2013, for a three-year term. Subsequent to the effective date, we have not drawn down any amounts under the new credit facility. Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. Under the terms of the credit facility, we cannot pay any dividends to our shareholders if we are in default under the facility and, if we are not in default, we are required to obtain bank approval for any dividend payments exceeding $2 million in any fiscal year.

Cash Flows

During the three months ended March 31, 2014, our cash and cash equivalents decreased by $37.8 million as a result of cash used in investing activities of $74.6 million, partially offset by cash provided by operating activities of $36.2 million and cash provided by financing activities of $0.6 million. During the three months ended March 31, 2013, our cash and cash equivalents increased by $23.3 million as a result of cash provided by operating activities of $109.8 million and cash provided by financing activities of $1.6 million, partially offset by cash used in investing activities of $88.1 million.

Cash provided by operating activities in the three months ended March 31, 2014, was primarily affected by decreased oil and natural gas sales, increased G&A expenses, higher realized foreign exchange losses and a $54.9 million change in assets and liabilities from operating activities. These decreases were partially offset by lower operating and income tax expenses. The main changes in assets and liabilities from operating activities were as follows: accounts receivable and other long-term assets increased by $54.7 million primarily due to an increase in the number of days of sales outstanding in Colombia as a result of a higher portion of sales being to Ecopetrol which has longer payment terms than our other significant customer; inventory increased by $0.3 million; accounts payable and accrued liabilities decreased by $19.3 million due to the timing of payments for drilling activity; and net taxes payable increased by $20.0 million due to increased taxable income in Colombia.

Cash provided by operating activities in the three months ended March 31, 2013, was affected by increased oil and natural gas sales, decreased G&A expenses and lower realized foreign exchange losses. These increases were partially offset by increased operating and income tax expenses and a $1.2 million increase in assets and liabilities from operating activities. The main changes in assets and liabilities from operating activities were as follows: accounts receivable and other long-term assets increased by $29.4 million primarily due to increased volumes sold and prices for sales to Ecopetrol in Colombia, partially offset by the impact of a reduction in the number of days of sales outstanding in Argentina; inventory decreased by $11.6 million primarily due to the timing of recognition of oil sales to a customer in Colombia where the sale is recognized when the customer exports oil; accounts payable and accrued liabilities decreased by $14.7 million due to the timing of payments for drilling activity and reduced capital activity; and net taxes receivable decreased by $33.9 million resulting in net taxes payable due to the reimbursement of value added tax receivable and increased taxable income in Colombia.

Cash used in investing activities in the three months ended March 31, 2014, included cash capital expenditures of $75.1 million and were partially offset by a decrease in restricted cash of $0.5 million. Cash outflows from investing activities in the three months ended March 31, 2013, included cash capital expenditures of $87.4 million and an increase in restricted cash of $0.7 million.

Cash provided by financing activities in the three months ended March 31, 2014 and 2013, related to proceeds from issuance of shares of Common Stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As at March 31, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2013 Annual Report on Form 10-K, filed with the SEC on February 26, 2014, and have not changed materially since the filing of that document, except as disclosed below.

Derivative Activities

In February 2014, we purchased Colombian peso non-deliverable forward contracts for purposes of fixing the exchange rate at which we will purchase Colombian pesos to settle our income tax installment payments due in April and June 2014. Under the terms of our foreign exchange forward contracts, we will receive Colombian pesos and pay U.S. dollars based on a total notional amount.

The fair value of foreign currency derivatives is based on the maturity value of the foreign exchange non-deliverable forward contracts, using applicable forward exchange rates. The most significant variable to the cash flow calculations is the estimation of forward foreign exchange rates. The resulting net future cash inflows or outflows at maturity of the contracts are the net value of the contract.

Counterparty credit risk has not had a significant effect on our cash flow calculations and derivative valuations because the Company utilizes a group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. Because we have chosen not to qualify our derivatives for hedge accounting treatment, changes in the fair values of derivatives can have a significant impact on our reported results of operations. Generally, changes in derivative fair values will not impact our liquidity or capital resources.

Settlements of derivative instruments, regardless of whether they qualify for hedge accounting, do have an impact on our liquidity and results of operations. Generally, if actual market prices are higher than the price of the derivative instruments, our net earnings and cash flow from operations will be lower relative to the results that would have occurred absent these instruments. The opposite is also true.

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

Foreign currency risk is a factor for our company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. We have engaged in non-deliverable foreign exchange contracts to buy Colombian pesos in order to fix the exchange rate of our income tax installment payments in Colombia. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. dollar price of WTI or Brent oil.

In Colombia, we receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures are in U.S. dollars or are based on U.S. dollar prices. In Argentina and Brazil, prices for oil are in U.S. dollars, but revenues are received in local currency translated according to current exchange rates. The majority of our capital expenditures within Argentina and Brazil are based on U.S. dollar prices, but are paid in local currency translated according to current exchange rates. In Peru, capital expenditures are based on U.S. dollar prices and may be paid in local currency or U.S. dollars.

During the three months ended March 31, 2014, the Argentine peso weakened 23% against the U.S. dollar (2013 - 4%) and, due to our net monetary asset position in the country, we recorded a $4.3 million foreign exchange loss (2013 - $1.1 million). The majority of our capital expenditures in Peru are in U.S. dollars. The majority of income and value added taxes and G&A expenses in all locations are in local currency. While we operate in South America exclusively, the majority of our acquisition expenditures have been valued and paid in U.S. dollars.

Additionally, foreign exchange gains and losses result from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $87,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar. At March 31, 2014, we held Colombia peso non-deliverable forward contracts totaling 149.8 billion Colombian pesos for purposes of fixing the exchange rate at which we will purchase Colombian pesos to settle our income tax installment payments due in April and June 2014.

Exchange Rate Sensitivity

The table below provides information about our foreign currency forward exchange agreements at March 31, 2014, including the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. Expected cash flows from the forward contracts equal the fair value of the contacts. The information is presented in U.S. dollars because that is the registrant's reporting currency. The increase or decrease in the value of the forward contracts is offset by the increase or decrease to the U.S. dollar equivalent of the Colombian peso current tax liabilities.

Forward contracts
Currency	Contract Type	Notional (Billions of Colombian Pesos)	Weighted Average Fixed Rate Received (Colombian Pesos - U.S. Dollars)	Fair Value of the Forward Contracts (thousands of U.S. Dollars)	Expiration
Colombian pesos	Buy	109.3	2,037	1,751	April 2014
Colombian pesos	Buy	40.5	2,045	658	June 2014
		149.8		2,409

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of March 31, 2014, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published an updated Internal Control - Integrated Framework and related illustrative documents which will supersede the 1992 COSO Framework. As of December 31, 2013, Gran Tierra was utilizing the original framework published in 1992.

PART II - Other Information

Item 1. Legal Proceedings

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 above, Gran Tierra’s production from the Costayaco Exploitation Area is subject to the HPR royalty, which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. The ANH has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which was contested by Gran Tierra because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. Gran Tierra also believes that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process under the Chaza Contract and filed an arbitration claim seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. The ANH has filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that Gran Tierra breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. Gran Tierra filed a response to the ANH's counterclaim and filed its comments on the ANH's responses to Gran Tierra's claim. The ANH filed an amended counterclaim and Gran Tierra filed a response to the ANH's amended counterclaim. As at March 31, 2014, total cumulative production from the Moqueta Exploitation Area was 2.7 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $44.9 million. At this time, no amount has been accrued in the financial statements nor deducted from our reserves for the disputed HPR royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $31.7 million as at March 31, 2014. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

We have several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We record costs as they are incurred or become probable and determinable.

Item 1A. Risk Factors

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 26, 2014, are set forth below and are unchanged substantively at March 31, 2014, other than those designated by an asterisk “*”.

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

We operate principally in the Putumayo Basin in Colombia, and have properties in other basins, including the Catatumbo, Cauca, Llanos, Sinu-San Jacinto, Middle Magdalena and Lower Magdalena Basins. The Putumayo and Catatumbo regions have been the breeding place of guerrilla activity. Pipelines have been primary targets because such pipelines cannot be adequately secured due to the sheer length of such pipelines and the remoteness of the areas in which the pipelines are laid. The Ecopetrol-operated Trans-Andean oil pipeline (the "OTA pipeline”) which transports oil from the Putumayo region and upon which we materially rely has been targeted by these guerrilla groups. Starting in 2008, the OTA pipeline experienced outages of various lengths. In 2012, the OTA pipeline was shutdown for over 162 days and the shutdown had a material adverse effect on our deliveries to Ecopetrol and our financial performance for 2012. Recently we have experienced outages from October 2012 through to May 2014. In 2013, the OTA pipeline was shutdown for approximately 229 days. In the three months ended March 31, 2014, the OTA pipeline was shutdown for approximately 51 days. We have employed mitigation strategies as discussed in the risk "We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses" later in this section. Such disruptions may continue indefinitely and could harm our business.

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

Problems with these pipelines can cause interruptions to our producing activities if they are for a long enough duration that our storage facilities become full. For example, we experienced disruptions in transportation on this pipeline in March and April of 2008, June, July and August of 2009, June, August, and September 2010, February 2011, February to August of 2012 and October 2012 to May 2014 as a result of sabotage by guerrillas. In addition, there is competition for space in these pipelines, and additional discoveries in our area of operations by other companies could decrease the pipeline capacity available to us. Trucking is an alternative to transportation by pipeline; however, it is generally more expensive and carries higher safety risks for us, our employees and the public.

Alternative transportation arrangements in Colombia allowed us to deliver our full production during 2013 and the first three months of 2014; however, these deliveries result in reduced realized prices compared to the Ecopetrol operated OTA pipeline deliveries and are not necessarily sustainable. When disruptions are of a long enough duration, our sales volumes may be lower than normal, which will cause our cash flow to be lower than normal, and if our storage facilities become full, we can be forced to reduce production.

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

Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results.

Oil sales in Colombia are mainly to Ecopetrol and, in 2013 and during the three months ended March 31, 2014, to another customer. While oil prices in Colombia are related to international market prices, lack of competition and reliance on a limited number of customers for sales of oil may diminish prices and depress our financial results.

The entire Argentina domestic refining market is small and export opportunities are limited by available infrastructure. As a result, our oil and gas sales in Argentina will depend on a relatively small group of customers, and currently, on three significant customers. The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect our financial results. Currently, all operators in Argentina are operating without long-term sales contracts. We cannot provide any certainty as to when the situation will be resolved or what the final outcome will be.

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

We operate our business in Colombia, Argentina, Peru, and Brazil, and may eventually expand to other countries. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as nationalization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. During 2011, 2012 and 2013, Argentina has experienced increased union activity and this may create disruptions in our Argentina operations in the future. During 2012 and 2013, we also experienced related issues with landowners blocking access to our fields in Argentina. Our production in Brazil was shut in for three weeks in October 2013 as a result of a strike by employees of Petrobras which affected the crude oil receiving terminal we use in the Recôncavo Basin, and we have experienced minor delays in trucking operations due to demonstrations and strikes in our operating area during the three months ended March 31, 2014. We do not know how long such labor action will last, and if it lasts a significant amount of time, it may affect our ability to meet our production targets.

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

Changes in laws in the jurisdiction in which we operate or expand into with the effect of favoring local enterprises, and changes in political views regarding the exploitation of natural resources and economic pressures, may make it more difficult for us to negotiate agreements on favorable terms, obtain required licenses, comply with regulations or effectively adapt to adverse economic changes, such as increased taxes, higher costs, inflationary pressure and currency fluctuations. In certain jurisdictions the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be more uncertain, creating particular concerns with respect to licenses and agreements for business. These licenses and agreements may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. Recently, in the Department of Putumayo in Colombia where we operate, despite a company’s compliance with legislative requirements for prior consultation of communities and minority ethnic groups and the receipt of the necessary permits to drill and operate, new ethnic groups have been threatening, and in some cases using, the Judicial Branch of the Government, Superior Court of the Judicial District of Mocoa (the “Local Court”) to require that they be consulted, and thereby obtain benefits from companies operating in Putumayo, Colombia as a result of those consultations. The Local Court has the ultimate jurisdiction to determine, upon a writ for protection or tutela, by an ethnic group (i) whether there has been a violation of a fundamental right to prior consultation by act or omission of a public authority or individual and (ii) whether the ethnic group is legitimate. If the Local Court determines that there has been a violation and the ethnic group is legitimate despite receipt by the company of its proper governmental permits, the Local Court has the power to invalidate a company’s permits and force the company to cease operations immediately until such time as the company can successfully appeal to the Supreme Court to overturn the Local Court’s decision or prior consultations are completed and the permits effective once again. Property right transfers, joint ventures, licenses, license applications or other legal arrangements pursuant to which we operate may be adversely affected by the actions of government and judicial authorities and the effectiveness of and enforcement of our rights under such arrangements in these jurisdictions may be impaired and, if we are faced with a tutela, our operations in the area(s) governed by a Local Court’s order may be shut down for a period of time thereby causing significant harm to our business in Colombia.

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

At March 31, 2014, 92% of our cash and cash equivalents was held by subsidiaries and partnerships outside of Canada and the United States. This cash is generally not available to fund domestic or head office operations unless funds are repatriated. At this time, we do not intend to repatriate funds, but if we did, we might have to accrue and pay taxes in certain jurisdictions on the distribution of accumulated earnings.

We Have an Aggressive Business Plan, and if We do not Have the Resources to Execute on Our Business Plan, We May Be Required to Curtail Our Operations.

Our capital program for 2014 calls for approximately $495 million to fund our exploration and development, which we intend to fund through existing cash on hand and cash flows from operations at current production and commodity price levels. Funding this program relies in part on oil prices remaining close to current levels or higher and other factors to generate sufficient cash flow. If we are not able to generate the sales which, together with our current cash resources, are sufficient to fund our capital program, we will not be able to efficiently execute our business plan which would cause us to decrease our exploration and development, which could harm our business outlook, investor confidence and our share price.

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

To develop our business, we enter into strategic and business relationships, which may take the form of joint ventures with other parties or with local government bodies, or contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We also have an active business development program to develop those relationships and foster new relationships. We may not be able to establish these business relationships, or if established, we may choose the wrong partner or we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to take to fulfill our obligations to these partners or maintain our relationships. If we fail to make the cash calls required by our joint venture partners in the joint ventures we do not operate, we may be required to forfeit our interests in these joint ventures. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

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

As discussed in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 above, our production from the Costayaco Exploitation Area is subject to the HPR royalty, which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. The ANH has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which we contested because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. We also believe that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is our view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and we have initiated the dispute resolution process under the Chaza Contract and filed an arbitration claim seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. The ANH has filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that we breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. As at March 31, 2014, total cumulative production from the Moqueta Exploitation Area was 2.7 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $44.9 million. At this time no amount has been accrued in the financial statements nor deducted from our reserves for the disputed HPR royalty as we do not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $31.7 million as at March 31, 2014. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Currently most oil and gas producers in Argentina are operating without sales contracts. In 2008, a new withholding tax regime for exports was introduced without specific guidance as to its application. The domestic price was regulated in a similar way, so that both exported and domestically sold products were priced the same. Producers and refiners of oil in Argentina were unable to determine an agreed sales price for oil deliveries to refineries. In our case, the refineries’ price offered to oil producers reflects their price received, less taxes and operating costs and their usual mark up. Along with most other oil producers in Argentina, we are continuing negotiating sales on a spot price basis with refiners and the price is negotiated on a month by month basis. The Provincial governments have also been hurt by these changes as their effective royalty and turnover tax takes have been reduced and capital investment in oilfields has declined, and so they are lobbying to change the situation. The government introduced the Petro Plus and Gas Plus programs in 2009, which grant higher prices to producers that sell production from new reserves. This positive step forward had led to easing of price restrictions. However, recently restrictions have tightened again.

The government of Argentina has been active in the oil and gas business. On April 16, 2012, the government announced their intention to acquire a 51% interest in YPF S.A. ("YPF") from Repsol S.A. (Repsol S.A. holds 56.7% of YPF), and retain 51% control for the Federal Government and distribute 49% of the shares to Argentina provinces. During 2012, the Argentina government took control of YPF's operations and signed deals with Chevron Corporation and others for developing shale resources. Repsol S.A. recently reached a settlement with the Argentine government related to the takeover. Prior to this announcement, various provincial governments announced contract cancellations effecting YPF, Petrobras Argentina S.A., and Azabache Energy Inc., among others. The reason cited for the contract cancellations was lack of activity in the areas in question. We have active programs in all producing areas, which we believe helps mitigate our risk. However, despite the fact that all employees in Argentina are Argentines employed by a locally incorporated company, we also operate through two branches of foreign entities, and are viewed as a foreign company and could therefore face increased risk.

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

Maintaining Good Community Relationships and Being a Good Corporate Citizen May be Costly and Difficult to Manage.

Our operations have a significant effect on the areas in which we operate. To enjoy the confidence of local populations and the local governments, we must invest in the communities where were operate. In many cases, these communities are impoverished and lack many resources taken for granted in North America. The opportunities for investment are large, many and varied; however, we must invest carefully in projects that will truly benefit these areas. Improper management of these investments and relationships could lead to a delay in operations, loss of license or major impact to our reputation in these communities, which could adversely affect our business.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in U.S. dollars. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our income taxes in Colombia are paid in Colombian pesos. Our production in Argentina is primarily invoiced in U.S. dollars, but payment is made in Argentina pesos, at the then current exchange rate. As a result, we are exposed to translation risk when local currency financial statements are translated to U.S. dollars, our functional currency. Since September 1, 2005, exchange rates between the Colombian peso and U.S. dollar have varied between 1,648 pesos to one U.S. dollar to 2,632 pesos to one U.S. dollar, a fluctuation of approximately 60%. Since we began operating in Argentina (September 1, 2005), the rate of exchange between the Argentina peso and U.S. dollar has varied between 3.05 pesos to one U.S. dollar to 8.02 pesos to the U.S. dollar, a fluctuation of approximately 162%. Production in Brazil is invoiced and paid in Brazilian Reals. Since September 1, 2005, the exchange rate of the Brazilian Real has varied between 1.56 Reals to one U.S. dollar to 2.45 Reals to the U.S. dollar, a variance of 57%. Current and deferred tax liabilities in Colombia are denominated in Colombian pesos and the weakening of 2% in the Colombian Peso against the U.S. dollar in the three months ended March 31, 2014, resulted in a foreign exchange gain.

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

*Negative Political Developments in Colombia May Negatively Affect Our Proposed Operations.

Adverse political incidents may generate social unrest which could impact our operations and oil deliveries in Colombia. Peace process negotiations between the government and FARC may not generate the intended outcome for both parties. With the use of arms, and other methods of influence, the FARC may place pressure on organizations and communities that are in areas of operations of the company. These communities, and affiliated organizations, can generate protests to attract the attention of government. These communities may make further use of the Local Court by filing a tutela, or writ of protection, to stop operations in Colombia until such time as these new ethnic communities obtain further consultations and benefits from companies operating in Colombia. Protests or other demonstrations may establish blockades, or the issuance of a tutela by a Local Court, could cause interruptions of operations, deliveries, and other disruptions to our work programs in the affected area.

Negative Political Developments in Peru May Negatively Affect our Proposed Operations.

Peru held a national election in June 2011 after which a new political regime was elected on a left-populist platform. The government has said that the past decade prioritized the strengthening of democracy with economic growth, while the current government will enhance social inclusion to benefit the neediest. This political regime may adopt new policies, laws and regulations that are more hostile toward foreign investment which may result in the imposition of additional taxes, the adoption of regulations that limit price increases, termination of contract rights, or the expropriation of foreign-owned assets. Such actions by the elected political regime could limit the amount of our future revenue in that country and affect our results of operations.

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

We are subject to licensing and permitting requirements relating to exploring and drilling for and development of oil and natural gas, including seismic, environmental and many other operating permits. We may not be able to obtain, sustain or renew such licenses and permits on a timely basis or at all. For example, the permitting process in Peru takes significant time, meaning that exploration and development projects have a longer cycle time to completion than they might elsewhere. In Colombia, other drilling and development projects are being delayed, most significantly our Moqueta field development, because of delays at the Ministry of the Environment and other government departments. In addition, environmental and social evaluation demands have increased in Colombia, causing permit processing to take longer than previously experienced in the areas where we operate and, in some areas where we operate, such as the Department of Putumayo, despite the receipt of the proper permits, there are new procedures being utilized by new ethnic communities to make further economic demands on operators to continue to operate in the region, such as the use of the Local Court to obtain a tutela, or writ of protection. These delays and demands are also significantly impacting other industry participants. Regulations and policies relating to these licenses and permits may change, be implemented in a way that we do not currently anticipate or take significantly greater time to obtain. These licenses and permits are subject to numerous requirements, including compliance with the environmental regulations of the local governments. As we are not the operator of all the joint ventures we are currently involved in, we may rely on the operator to obtain all necessary permits and licenses. If we fail to comply with these requirements, we could be prevented from drilling for oil and natural gas, and we could be subject to civil or criminal liability or fines. Revocation or suspension of our environmental and operating permits could have a material adverse effect on our business, financial condition and results of operations. For example, currently in Brazil, we are subject to restrictions on flaring natural gas, which have the impact of limiting our production capacity. Additionally in Brazil, the exploration phase of three of our concession agreements was due to expire on November 24, 2013. We have submitted an application to the Agência Nacional de Petróleo, Gás Natural e Biocombustíveis for extensions of the exploration phase of these concession agreements as provided for in the agreements; however, we may not be successful and loss of these agreements may impair our ability to grow our business in Brazil.

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

In 2011, we recorded a ceiling test impairment loss of $42.0 million in our Peru cost center related to seismic and drilling costs on two blocks which were relinquished and a ceiling test impairment loss of $25.7 million in our Argentina cost center related to an increase in estimated future operating and capital costs to produce our remaining Argentina proved reserves and a decrease in reserve volumes. In 2012, we recorded a ceiling test impairment loss of $20.2 million in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. The farm-out agreement for that block terminated during the first quarter of 2012 when we provided notice that we would not enter into the second exploration period. In 2013, we recorded a ceiling test impairment loss of $30.8 million in our Argentina cost center due to a decrease in reserves as a result of deferred investment and inconclusive waterflood results on the Puesto Morales Block and a $2.0 million ceiling test impairment loss in our Brazil cost center related to lower realized prices and an increase in operating costs.

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

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for West Texas Intermediate ("WTI") per bbl has varied from $66 in 2006 to $98 in 2013, and $99 in the three months ended March 31, 2014, demonstrating the inherent volatility in the market. The average Brent oil price per bbl was $111 in 2011, $112 in 2012, $109 in 2013 and $108.17 in the three months ended March 31, 2014. Given the current economic environment and unstable conditions in the Middle East, North Africa, the United States and Europe, the oil price environment is unpredictable and unstable. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

In addition, oil and natural gas prices in Argentina are effectively regulated and during 2009 through March 31, 2014, were substantially lower than the international prices noted above. Oil prices in Colombia are related to international market prices, but adjustments that are defined by contracts with offtakers may cause realized prices to be lower or higher than those received in North America. Oil prices in Brazil are defined by contract with the refinery and may be lower or higher than those received in North America.

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

GRAN TIERRA ENERGY INC.

Date: May 6, 2014	/s/ Dana Coffield
By: Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 6, 2014	/s/ James Rozon
By: James Rozon
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008 (SEC File No. 001-34018).

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3, filed with the SEC on October 10, 2008 (SEC File No. 333-153376).

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited. +	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2014 (SEC File No. 001-34018).

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 26, 2014 (SEC File No. 001-34018).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.4	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

10.1	Expat Assignment Letter Agreement dated January 10, 2014, between Gran Tierra Energy Inc. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.80 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2014 (SEC File No. 001-34018).

10.2	2013 Executive Officer Cash Bonus Compensation and 2014 Cash Compensation Arrangements. *
Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on February 12, 2014, with respect to 2013 Cash Bonus Compensation and 2014 Cash Compensation Arrangements (SEC File No. 001-34018).

10.3	Amendment dated April 15, 2014 to Expat Assignment Letter Agreement between Gran Tierra Energy Inc. and Duncan Nightingale. *	Filed herewith.

31.1	Certification of Principal Executive Officer.	Filed herewith.

31.2	Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.
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