Form 10-Q
period 2014-09-30
GRAN TIERRA ENERGY INC.
filed 2014-11-06
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014

or

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

On October 31, 2014, the following number of shares of the registrant’s capital stock were outstanding: 276,059,008 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value, representing 4,534,127 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing 5,646,968 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Nine Months Ended September 30, 2014

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE AND OTHER INCOME
Oil and natural gas sales	$161,517	$170,825	$460,510	$507,315
Interest income	772	519	2,160	1,190
	162,289	171,344	462,670	508,505
EXPENSES
Operating	33,949	25,069	81,161	81,082
Depletion, depreciation, accretion and impairment	53,936	51,269	140,137	157,323
General and administrative	13,350	11,768	40,145	29,880
Foreign exchange (gain) loss	(12,438)	430	(6,604)	(18,549)
Financial instruments loss (gain) (Note 10)	2,790	—	(2,223)	—
Other loss (Notes 9 and 10)	—	—	—	4,400
	91,587	88,536	252,616	254,136

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	70,702	82,808	210,054	254,369
Income tax expense (Note 8)	(26,518)	(42,595)	(84,614)	(104,572)
INCOME FROM CONTINUING OPERATIONS	44,184	40,213	125,440	149,797
Loss from discontinued operations, net of income taxes (Note 3)	—	(7,156)	(26,990)	(11,044)
NET INCOME AND COMPREHENSIVE INCOME	44,184	33,057	98,450	138,753
RETAINED EARNINGS, BEGINNING OF PERIOD	465,227	390,369	410,961	284,673
RETAINED EARNINGS, END OF PERIOD	$509,411	$423,426	$509,411	$423,426

INCOME (LOSS) PER SHARE
BASIC
INCOME FROM CONTINUING OPERATIONS	$0.15	$0.15	$0.44	$0.53
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(0.03)	(0.09)	(0.04)
NET INCOME	$0.15	$0.12	$0.35	$0.49
DILUTED
INCOME FROM CONTINUING OPERATIONS	$0.15	$0.15	$0.44	$0.53
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(0.03)	(0.09)	(0.04)
NET INCOME	$0.15	$0.12	$0.35	$0.49
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	285,576,898	283,092,224	284,203,679	282,687,871
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	288,059,601	286,026,519	287,569,347	285,820,007

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$360,430	$428,800
Restricted cash	508	1,478
Accounts receivable	104,436	49,703
Marketable securities (Note 10)	11,711	—
Other financial instruments (Note 10)	414	—
Inventory (Note 5)	13,866	13,725
Taxes receivable	10,937	9,980
Prepaids	3,439	6,450
Deferred tax assets (Note 8)	1,099	2,256
Total Current Assets	506,840	512,392

Oil and Gas Properties (using the full cost method of accounting)
Proved	768,107	794,069
Unproved	516,657	456,001
Total Oil and Gas Properties	1,284,764	1,250,070
Other capital assets	9,519	10,102
Total Property, Plant and Equipment (Note 5)	1,294,283	1,260,172

Other Long-Term Assets
Restricted cash	2,392	2,300
Deferred tax assets (Note 8)	1,696	1,407
Taxes receivable	9,100	18,535
Other long-term assets	6,554	7,163
Goodwill	102,581	102,581
Total Other Long-Term Assets	122,323	131,986
Total Assets	$1,923,446	$1,904,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$49,178	$72,400
Accrued liabilities	89,882	89,567
Other financial instruments (Note 10)	652	—
Taxes payable	29,168	102,887
Deferred tax liabilities (Note 8)	1,461	1,193
Asset retirement obligation (Note 7)	7,353	518
Total Current Liabilities	177,694	266,565

Long-Term Liabilities
Deferred tax liabilities (Note 8)	168,495	177,082
Asset retirement obligation (Note 7)	19,565	21,455
Other long-term liabilities	12,333	9,540
Total Long-Term Liabilities	200,393	208,077

Contingencies (Note 9)
Shareholders’ Equity
Common Stock (Note 6) (276,018,597 and 272,327,810 shares of Common Stock and 10,221,506 and 10,882,440 exchangeable shares, par value $0.001 per share, issued and outstanding as at September 30, 2014, and December 31, 2013, respectively)	10,190	10,187
Additional paid in capital	1,025,758	1,008,760
Retained earnings	509,411	410,961
Total Shareholders’ Equity	1,545,359	1,429,908
Total Liabilities and Shareholders’ Equity	$1,923,446	$1,904,550

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$98,450	$138,753
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes (Note 3)	26,990	11,044
Depletion, depreciation, accretion and impairment	140,137	157,323
Deferred tax expense (recovery) (Note 8)	1,431	(23,494)
Non-cash stock-based compensation	4,341	5,505
Unrealized foreign exchange gain	(9,251)	(16,850)
Unrealized financial instruments loss	2,439	—
Equity tax	(3,283)	(3,345)
Cash settlement of asset retirement obligation (Note 7)	(211)	(927)
Other loss (Notes 9 and 10)	—	4,400
Net change in assets and liabilities from operating activities of continuing operations
Accounts receivable and other long-term assets	(61,224)	(35,574)
Inventory	(1,688)	12,592
Prepaids	2,565	(1,090)
Accounts payable and accrued and other liabilities	(981)	(8,332)
Taxes receivable and payable	(55,084)	80,932
Net cash provided by operating activities of continuing operations	144,631	320,937
Net cash (used in) provided by operating activities of discontinued operations	(4,792)	28,150
Net cash provided by operating activities	139,839	349,087

Investing Activities
Decrease (increase) in restricted cash	877	(4,936)
Additions to property, plant and equipment	(250,634)	(249,606)
Proceeds from sale of Argentina business unit, net of cash sold and transaction costs	42,755	—
Proceeds from sale of oil and gas properties (Note 5)	—	55,524
Net cash used in investing activities of continuing operations	(207,002)	(199,018)
Net cash used in investing activities of discontinued operations	(12,384)	(13,104)
Net cash used in investing activities	(219,386)	(212,122)

Financing Activities
Proceeds from issuance of shares of Common Stock (Note 6)	11,177	3,475
Net cash provided by financing activities	11,177	3,475

Net (decrease) increase in cash and cash equivalents	(68,370)	140,440
Cash and cash equivalents, beginning of period	428,800	212,624
Cash and cash equivalents, end of period	$360,430	$353,064

Cash	$229,018	$296,520
Term deposits	131,412	56,544
Cash and cash equivalents, end of period	$360,430	$353,064

Supplemental cash flow disclosures:
Cash paid for income taxes	$118,540	$38,978

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$72,410	$65,645

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,	Year Ended December 31,
	2014	2013
Share Capital
Balance, beginning of period	$10,187	$7,986
Issue of shares of Common Stock (Note 6)	3	2,201
Balance, end of period	10,190	10,187

Additional Paid in Capital
Balance, beginning of period	1,008,760	998,772
Exercise of stock options (Note 6)	11,174	1,570
Stock-based compensation (Note 6)	5,824	8,418
Balance, end of period	1,025,758	1,008,760

Retained Earnings
Balance, beginning of period	410,961	284,673
Net income	98,450	126,288
Balance, end of period	509,411	410,961

Total Shareholders’ Equity	$1,545,359	$1,429,908

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

Discontinued Operations

During the three months ended June 30, 2014, the Company completed the sale of its Argentina business unit and the discontinued operations criteria of Accounting Standards Codification ("ASC") 205-20, “Discontinued Operations” were met. Therefore, the results of the Company’s Argentina business unit are reflected separately as loss from discontinued operations, net of income taxes in the interim unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013, on a line immediately after “Income from continuing operations.” Additionally, cash flows of the Company’s Argentina business unit are reflected separately in the interim unaudited condensed consolidated statement of cash flows for the three and nine months ended September 30, 2014 and 2013 as cash provided by or used in operating and investing activities of discontinued operations. Amounts for 2013 have been reclassified to conform to the 2014 presentation. The reclassifications had no effect on net income. See Note 3, “Discontinued Operations,” for additional disclosure. The Company did not recognize depletion, depreciation and accretion expenses subsequent to May 29, 2014, the date the assets were classified as held for sale.

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

Foreign Currency Derivatives

The Company purchases Colombian peso non-deliverable forward contracts for purposes of fixing exchange rates at which it will purchase or sell Colombian pesos to settle its income tax installment payments. The Company does not intend to issue or hold derivative financial instruments for speculative trading purposes.

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

The fair value of foreign currency derivatives is based on the estimated maturity value of the foreign exchange non-deliverable forward contracts, using applicable forward exchange rates. The most significant variable to the cash flow calculations is the estimation of forward foreign exchange rates. The resulting net future cash inflows or outflows at maturity of the contracts are the net value of the contract.

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

Accordingly, the results of the Company’s Argentina business unit are classified as “Loss from discontinued operations, net of income taxes” on the consolidated statements of operations for the three and nine months ended September 30, 2014, and 2013. Additionally, cash flows of the Company’s Argentina business unit are reflected separately in the interim unaudited condensed consolidated statement of cash flows for the three and nine months ended September 30, 2014 and 2013 as cash provided by or used in operating and investing activities of discontinued operations. Amounts for 2013 have been reclassified to conform to the 2014 presentation. The reclassifications had no effect on net income.

Revenue and other income and loss from discontinued operations for the three and nine months ended September 30, 2014, and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2014	2013	2014	2013
Revenue and other income	$—	$18,316	$31,985	$55,335

Loss from operations of discontinued operations before income taxes	$—	$(4,163)	$(6,252)	$(6,253)
Income tax expense	—	(2,993)	(1,458)	(4,791)
Loss from operations of discontinued operations	—	(7,156)	(7,710)	(11,044)

Loss on sale before income taxes	—	—	(18,235)	—
Income tax expense	—	—	(1,045)	—
Loss on sale	—	—	(19,280)	—
Loss from discontinued operations, net of income taxes	$—	$(7,156)	$(26,990)	$(11,044)

The Company classified the Argentina business unit as held for sale at May 29, 2014. The Company did not meet the criteria to classify the Argentina business unit as held for sale at March 31, 2014, or prior periods. The cost center ceiling with respect to the Company’s Argentina full cost pool exceeded the net capitalized cost of the cost center at March 31, 2014, and as such, no ceiling test writedown was required. In the year ended December 31, 2013, the Company recorded a ceiling test impairment loss of $30.8 million in the Company's Argentina cost center as a result of deferred investment and inconclusive waterflood results.

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

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended September 30, 2014
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$153,815	$—	$7,702	$—	$161,517
Interest income	98	1	433	240	772
Depletion, depreciation, accretion and impairment	51,144	109	2,429	254	53,936
Depletion, depreciation, accretion and impairment - per unit of production	28.31	—	26.30	—	28.40
Income (loss) from continuing operations before income taxes	81,258	(3,345)	1,746	(8,957)	70,702
Segment capital expenditures	50,785	40,730	3,377	527	95,419
	Three Months Ended September 30, 2013
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$164,241	$—	$6,584	$—	$170,825
Interest income	111	1	281	126	519
Depletion, depreciation, accretion and impairment	46,821	73	4,129	246	51,269
Depletion, depreciation, accretion and impairment - per unit of production	27.48	—	59.72	—	28.92
Income (loss) from continuing operations before income taxes	89,215	(1,404)	(337)	(4,666)	82,808
Segment capital expenditures (1)	39,608	11,063	(22,500)	289	28,460
	Nine Months Ended September 30, 2014
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$438,100	$—	$22,410	$—	$460,510
Interest income	419	1	1,292	448	2,160
Depletion, depreciation, accretion and impairment	131,742	420	7,249	726	140,137
Depletion, depreciation, accretion and impairment - per unit of production	26.70	—	29.24	—	27.05
Income (loss) from continuing operations before income taxes	229,750	(7,811)	7,446	(19,331)	210,054
Segment capital expenditures	147,016	103,535	17,176	1,132	268,859
	Nine Months Ended September 30, 2013
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$488,577	$—	$18,738	$—	$507,315
Interest income	415	27	292	456	1,190
Depletion, depreciation, accretion and impairment	141,141	272	15,143	767	157,323
Depletion, depreciation, accretion and impairment - per unit of production	27.58	—	75.74	—	29.59
Income (loss) from continuing operations before income taxes	275,353	(4,984)	(3,663)	(12,337)	254,369
Segment capital expenditures (1)	118,758	59,911	12,021	528	191,218

(1) In the third quarter of 2013, segment capital expenditures were net of proceeds of $54.0 million relating to termination of a farm-in agreement in Brazil. Additionally, segment capital expenditures for the nine months ended September 30, 2013, were net of proceeds of $1.5 million relating to the Company's sale of its 15% working interest in the Mecaya Block in Colombia (Note 5).

	As at September 30, 2014
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total Excluding Discontinued Operations	Discontinued Operations	Total
Property, plant and equipment	$865,331	$281,646	$143,938	$3,368	$1,294,283	$—	$1,294,283
Goodwill	102,581	—	—	—	102,581	—	102,581
All other assets	264,064	31,439	19,989	211,090	526,582	—	526,582
Total Assets	$1,231,976	$313,085	$163,927	$214,458	$1,923,446	$—	$1,923,446

	As at December 31, 2013
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total Excluding Discontinued Operations	Discontinued Operations	Total
Property, plant and equipment	$850,359	$178,531	$133,874	$2,962	$1,165,726	$94,446	$1,260,172
Goodwill	102,581	—	—	—	102,581	—	102,581
All other assets	233,336	24,240	24,477	218,780	500,833	40,964	541,797
Total Assets	$1,186,276	$202,771	$158,351	$221,742	$1,769,140	$135,410	$1,904,550

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

In the three months ended September 30, 2014, the Company had three significant customers in Colombia: Ecopetrol S.A. ("Ecopetrol"), Hocol Petroleum Limited ("Hocol") and one other customer, which accounted for 37%, 11% and 38%, respectively, of the Company's consolidated oil and natural gas sales from continuing operations. For the three months ended September 30, 2013, sales to Ecopetrol and the other customer accounted for 61% and 31%, respectively, of the Company's consolidated oil and natural gas sales from continuing operations. In the nine months ended September 30, 2014 and 2013, sales to Ecopetrol accounted for 46% and 57%, respectively, and sales to the other customer accounted for 38% and 32%, respectively, of the Company's consolidated oil and natural gas sales from continuing operations. Sales to Hocol were not significant in the nine months ended September 30, 2014, or in the three and nine months ended September 30, 2013.

5. Property, Plant and Equipment and Inventory

Property, Plant and Equipment

	As at September 30, 2014			As at December 31, 2013
(Thousands of U.S. Dollars)	Cost	Accumulated depletion, depreciation and impairment	Net book value	Cost	Accumulated depletion, depreciation and impairment	Net book value
Oil and natural gas properties
Proved	$1,927,314	$(1,159,207)	$768,107	$1,799,544	$(1,005,475)	$794,069
Unproved	516,657	—	516,657	456,001	—	456,001
	2,443,971	(1,159,207)	1,284,764	2,255,545	(1,005,475)	1,250,070
Furniture and fixtures and leasehold improvements	9,202	(7,028)	2,174	8,919	(6,568)	2,351
Computer equipment	13,732	(6,820)	6,912	14,786	(7,605)	7,181
Automobiles	802	(369)	433	1,381	(811)	570
Total Property, Plant and Equipment	$2,467,707	$(1,173,424)	$1,294,283	$2,280,631	$(1,020,459)	$1,260,172

Depletion and depreciation expense from continuing operations on property, plant and equipment for the three months ended September 30, 2014, was $49.9 million (three months ended September 30, 2013 - $51.5 million) and for the nine months ended September 30, 2014, was $140.4 million (nine months ended September 30, 2013 - $150.3 million). A portion of depletion and depreciation expense was recorded as inventory in each period and adjusted for inventory changes. In the second quarter of 2013, the Company recorded a ceiling test impairment loss of $2.0 million in the Company's Brazil cost center as a result of lower realized prices and increased operating costs.

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

During the third quarter of 2014, the Agência Nacional de Petróleo, Gás Natural e Biocombustíveis ("ANP") in Brazil granted the Company extensions or suspensions of the first exploration phase of the concession agreements on Blocks REC-T-129, REC-T-142 and REC-T-155 to May 24, 2015. The exploration phase of the concession agreement on Block REC-T-224 was due to expire on December 11, 2013; however, under the concession agreements the Company was able and did submit an application to the ANP for a suspension of the exploration phase of this block. The Company has not yet received a decision from the ANP regarding this suspension application. At September 30, 2014, unproved properties included $3.6 million relating to exploration expenditures on this block. Management assessed this block for impairment at September 30, 2014, and concluded no impairment had occurred.

Unproved oil and natural gas properties consist of exploration lands held in Colombia, Peru and Brazil. As at September 30, 2014, the Company had $170.2 million (December 31, 2013 - $176.1 million) of unproved assets in Colombia, $280.4 million (December 31, 2013 - $177.5 million) of unproved assets in Peru, and $66.1 million (December 31, 2013 - $84.2 million) of unproved assets in Brazil for a total of $516.7 million (December 31, 2013 - $437.8 million). At December 31, 2013, the Company had $18.2 million of unproved assets in Argentina, which were sold as part of the sale of the Argentina business unit on June 25, 2014. Unproved oil and natural gas properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration warrants whether or not future areas will be developed.

Inventory

At September 30, 2014, oil and supplies inventories were $11.5 million and $2.4 million, respectively (December 31, 2013 - $11.7 million and $2.0 million, respectively).

6. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as Common Stock, par value $0.001 per share, 25 million are designated as Preferred Stock, par value $0.001 per share, and two shares are designated as special voting stock, par value $0.001 per share.

As at September 30, 2014, outstanding share capital consists of 276,018,597 shares of Common Stock of the Company, 5,687,379 exchangeable shares of Gran Tierra Exchangeco Inc., (the "Exchangeco exchangeable shares") and 4,534,127 exchangeable shares of Gran Tierra Goldstrike Inc. (the "Goldstrike exchangeable shares"). The redemption date for the Exchangeco exchangeable shares and the Goldstrike exchangeable shares is a date to be established by the applicable Board of Directors. During the nine months ended September 30, 2014, 3,029,853 shares of Common Stock were issued upon the exercise of stock options and 660,934 shares of Common Stock were issued upon the exchange of the Exchangeco exchangeable shares.

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

Restricted Stock Units and Stock Options

The Company grants time-vested restricted stock units ("RSUs") to certain officers, employees and consultants. Additionally, the Company grants options to purchase shares of Common Stock to certain directors, officers, employees and consultants. The following table provides information about RSU and stock option activity for the nine months ended September 30, 2014:

	RSUs	Options
	Number of Outstanding Share Units	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Balance, December 31, 2013	922,045	15,668,458	5.41
Granted	903,205	2,407,730	7.06
Exercised	(415,538)	(3,029,853)	(3.68)
Forfeited	(50,980)	(197,676)	(6.59)
Expired	—	(720,724)	(7.12)
Balance, September 30, 2014	1,358,732	14,127,935	5.96

For the nine months ended September 30, 2014, 3,029,853 shares of Common Stock were issued for cash proceeds of $11.2 million upon the exercise of stock options (nine months ended September 30, 2013 - $3.5 million).

The weighted average grant date fair value for options granted in the three months ended September 30, 2014, was $2.21 (three months ended September 30, 2013 - $2.34) and for the nine months ended September 30, 2014, was $2.50 (nine months ended September 30, 2013 - $2.62).

The amounts recognized for stock-based compensation were as follows:

(Thousands of U.S. Dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation costs for stock options	$1,961	$2,133	$5,824	$6,314
Compensation costs for RSUs	326	1,282	3,967	1,901
	2,287	3,415	9,791	8,215
Less: Stock-based compensation costs capitalized	(278)	(1,718)	(2,100)	(2,102)
Stock-based compensation costs expensed	$2,009	$1,697	$7,691	$6,113

Of the total compensation expense for the three months ended September 30, 2014, $2.0 million (three months ended September 30, 2013 - $1.3 million) was recorded in G&A expenses, $nil (three months ended September 30, 2013 – $0.1 million) was recorded in operating expenses and $nil (three months ended September 30, 2013 – $0.3 million ) was recorded in loss from discontinued operations. Of the total compensation expense for the nine months ended September 30, 2014, $6.1 million (nine months ended September 30, 2013 – $5.1 million) was recorded in G&A expenses, $0.3 million (nine months ended September 30, 2013 – $0.4 million) was recorded in operating expenses and $1.3 million (nine months ended September 30, 2013 - $0.6 million) was recorded in loss from discontinued operations.

At September 30, 2014, there was $8.6 million (December 31, 2013 - $8.1 million) of unrecognized compensation cost related to unvested stock options and RSUs which is expected to be recognized over a weighted average period of 2.9 years. The vesting of certain RSUs and stock options was accelerated as a result of the sale of the Argentina business unit and the retirement of our former Chief Operating Officer.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common and exchangeable shares outstanding	285,576,898	283,092,224	284,203,679	282,687,871
Weighted average shares issuable pursuant to stock options	8,117,355	12,428,489	9,399,930	10,823,968
Weighted average shares assumed to be purchased from proceeds of stock options	(5,634,652)	(9,494,194)	(6,034,262)	(7,691,832)
Weighted average number of diluted common and exchangeable shares outstanding	288,059,601	286,026,519	287,569,347	285,820,007

For the three months ended September 30, 2014, 6,884,227 options (three months ended September 30, 2013 - 3,472,472 options) were excluded from the diluted income per share calculation as the options were anti-dilutive. For the nine months ended September 30, 2014, 6,925,117 options (nine months ended September 30, 2013 - 5,584,732 options) were excluded from the diluted income per share calculation as the options were anti-dilutive.

7. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Nine Months Ended	Year Ended
(Thousands of U.S. Dollars)	September 30, 2014	December 31, 2013
Balance, beginning of period	$21,973	$18,292
Settlements	(211)	(2,068)
Liability incurred	10,262	2,623
Liabilities associated with the Argentina business unit sold (Note 3)	(10,170)	—
Foreign exchange	(14)	(25)
Accretion	1,022	1,279
Revisions in estimated liability	4,056	1,872
Balance, end of period	$26,918	$21,973

Asset retirement obligation - current	$7,353	$518
Asset retirement obligation - long-term	19,565	21,455
Balance, end of period	$26,918	$21,973

Revisions to estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling the asset retirement obligation. At September 30, 2014, the fair value of assets that are legally restricted for purposes of settling the asset retirement obligation was $2.4 million (December 31, 2013 - $1.9 million). These assets are included in restricted cash on the Company's interim unaudited condensed consolidated balance sheet.

8. Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income from continuing operations before income taxes for the following reasons:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2014	2013
Income (loss) from continuing operations before income taxes
United States	$(16,450)	$(8,488)
Foreign	226,504	262,857
	210,054	254,369
	35%	35%
Income tax expense from continuing operations expected	73,519	89,029
Foreign currency translation adjustments	(1,464)	(7,263)
Impact of foreign taxes	(3,361)	(3,388)
Other local taxes	3,192	1,497
Stock-based compensation	2,155	1,887
Increase in valuation allowance	2,146	17,975
Non-deductible third party royalty in Colombia	7,554	8,812
Other permanent differences	873	(3,977)
Total income tax expense from continuing operations	$84,614	$104,572

Current income tax expense from continuing operations
United States	$990	$813
Foreign	82,193	127,253
	83,183	128,066
Deferred income tax expense (recovery) from continuing operations
Foreign	1,431	(23,494)
Total income tax expense from continuing operations	$84,614	$104,572

	As at
(Thousands of U.S. Dollars)	September 30, 2014	December 31, 2013
Deferred Tax Assets
Tax benefit of operating loss carryforwards	$36,367	$47,154
Tax basis in excess of book basis	40,257	59,168
Foreign tax credits and other accruals	19,917	34,894
Tax benefit of capital loss carryforwards	29,114	4,769
Deferred tax assets before valuation allowance	125,655	145,985
Valuation allowance	(122,860)	(142,322)
	$2,795	$3,663

Deferred tax assets - current	$1,099	$2,256
Deferred tax assets - long-term	1,696	1,407
	2,795	3,663
Deferred tax liabilities - current	(1,461)	(1,193)
Deferred tax liabilities - long-term	(168,495)	(177,082)
	(169,956)	(178,275)
Net Deferred Tax Liabilities	$(167,161)	$(174,612)

As at September 30, 2014, the Company had operating loss carryforwards of $122.7 million (December 31, 2013 - $215.4 million) and capital loss carryforwards of $227.0 million (December 31, 2013 – $32.6 million) before valuation allowance. Of these operating loss carryforwards and capital loss carryforwards, $308.8 million (December 31, 2013 - $213.8 million) were losses generated by the foreign subsidiaries of the Company. In certain jurisdictions, the operating loss carryforwards expire between 2014 and 2034 and the capital loss carryforwards expire between 2016 and 2017, while certain other jurisdictions allow operating and capital losses to be carried forward indefinitely.

As at September 30, 2014, the total amount of Gran Tierra’s unrecognized tax benefit related to continuing operations was $4.1 million (December 31, 2013 - $2.9 million), which if recognized would affect the Company’s effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated statement of operations.

Changes in the Company's unrecognized tax benefit relating to continuing operations are as follows:

	Nine Months Ended September 30,
	2014	2013
(Thousands of U.S. Dollars)
Unrecognized tax benefit relating to continuing operations at beginning of period	$2,900	$5,900
Increases for positions relating to prior year	1,200	—
Decreases for positions relating to prior year	—	(3,200)
Unrecognized tax benefit relating to continuing operations at end of period	$4,100	$2,700

The Company and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and certain other foreign jurisdictions. The Company is potentially subject to income tax examinations for the tax years 2006 through 2013 in certain jurisdictions. The Company does not anticipate any material changes to the unrecognized tax benefit disclosed above within the next twelve months.

At September 30, 2014, and December 31, 2013, accounts payable included the remaining unpaid balance of equity tax liability of $nil (December 31, 2013 - $3.3 million), a Colombian tax of 6% on a legislated measure calculated based on the Company’s Colombian segment’s balance sheet equity for tax purposes at January 1, 2011. The tax is payable in eight semi-annual installments over four years, but was expensed in the first quarter of 2011 at the commencement of the four-year period.

9. Contingencies

Gran Tierra Energy Colombia, Ltd. and Petrolifera Petroleum (Colombia) Ltd (collectively “GTEC”) and Ecopetrol, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long-term test of the Guayuyaco-1 and Guayuyaco-2 wells, prior to GTEC's purchase of the companies originally involved in the dispute. There was no agreement between the parties, and Ecopetrol filed a lawsuit in the Contravention Administrative Tribunal in the District of Cauca (the "Tribunal") regarding this matter. During the first quarter of 2013, the Tribunal ruled in favor of Ecopetrol and awarded Ecopetrol 44,025 bbl of oil. GTEC has filed an appeal of the ruling to the Supreme Administrative Court (Consejo de Estado) in a second instance procedure. During the three months ended March 31, 2013, based on market oil prices in Colombia, Gran Tierra accrued $4.4 million in the interim unaudited condensed consolidated financial statements in relation to this dispute (Note 10).

Gran Tierra’s production from the Costayaco Exploitation Area is subject to an additional royalty (the "HPR royalty"), which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Block exploration and production contract (the "Chaza Contract") and the sales price. The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which was contested by Gran Tierra because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. Gran Tierra also believes that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process under the Chaza Contract and filed an arbitration claim seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. The ANH filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that Gran Tierra breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. Gran Tierra filed a response to the ANH's counterclaim and filed its comments on the ANH's responses to Gran Tierra's claim. The ANH filed an amended counterclaim and Gran Tierra filed a response to the ANH's amended counterclaim. As at September 30, 2014, total cumulative production from the Moqueta Exploitation Area was 3.7 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $59.7 million. At this time no amount has been accrued in the interim unaudited condensed consolidated financial statements nor deducted from the Company's reserves for the disputed HPR royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on the Company's understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $38.9 million as at September 30, 2014. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Letters of credit

At September 30, 2014, the Company had provided promissory notes totaling $73.6 million (December 31, 2013 - $52.5 million) as security for letters of credit relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

10. Financial Instruments, Fair Value Measurement, Credit Risk and Foreign Exchange Risk

Financial Instruments

At September 30, 2014, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, trading securities, accounts payable, accrued liabilities, foreign currency derivatives included in current assets and liabilities and contingent consideration and contingent liability included in other long-term liabilities.

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

The fair value of foreign currency derivatives was based on the estimated maturity value of foreign exchange non-deliverable forward contracts using applicable forward exchange rates. The most significant variable to the cash flow calculations is the estimation of forward foreign exchange rates. The resulting future cash inflows or outflows at maturity of the contracts are the net value of the contract.

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

The fair value of the trading securities, foreign currency derivative assets and liabilities, contingent consideration and the contingent liability related to the Ecopetrol dispute at September 30, 2014, and December 31, 2013, were as follows:

	As at
(Thousands of U.S. Dollars)	September 30, 2014	December 31, 2013
Trading securities (Note 3)	$11,711	$—
Foreign currency derivative asset	414	—
	$12,125	—

Foreign currency derivative liability	$652	$—
Contingent consideration liability	1,061	1,061
Contingent liability (Note 9)	4,400	4,400
	$6,113	$5,461

The following table presents gains or losses on financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

(Thousands of U.S. Dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trading securities loss	$2,540	$—	$2,201	$—
Foreign currency derivatives loss (gain)	250	—	(4,424)	—
	$2,790	$—	$(2,223)	$—

These losses and gains are presented as financial instruments loss or gain in the interim unaudited condensed consolidated statements of operations and cash flows.

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

At September 30, 2014, the fair value of the trading securities acquired in connection with the disposal of the Argentina business unit (Note 3) was determined using Level 1 inputs. At September 30, 2014, the fair value of the foreign currency derivatives was determined using Level 2 inputs. At September 30, 2014, and December 31, 2013, the fair value of the contingent consideration payable in connection with the Brazil acquisition was determined using Level 3 inputs and the fair value of the contingent liability which relates to a dispute with Ecopetrol (Note 9) was determined using Level 1 inputs. The disclosure in the paragraph above regarding the fair value of cash and restricted cash is based on Level 1 inputs.

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

At September 30, 2014, cash and cash equivalents and restricted cash included balances in savings and checking accounts, as well as term deposits and certificates of deposit, placed primarily with financial institutions with strong investment grade ratings or governments, or the equivalent in the Company’s operating areas.

The Company purchases non-deliverable forward contracts for purposes of fixing exchange rates at which it will purchase or sell Colombian pesos to settle its income tax installment payments. With the exception of these foreign currency derivatives, any foreign currency transactions are conducted on a spot basis with major financial institutions in the Company’s operating areas.

At September 30, 2014, the Company had the following open foreign currency derivative positions:

Forward contracts
Currency	Contract Type	Notional (Millions of Colombian Pesos)	Weighted Average Fixed Rate Received (Colombian Pesos - U.S. Dollars)	Expiration
Colombian pesos	Buy	15,811.9	1,885	February 2015
Colombian pesos	Sell	10,275.3	1,895	February 2015

For the nine months ended September 30, 2014, 95% (nine months ended September 30, 2013 - 96%) of the Company's revenue and other income from continuing operations was generated in Colombia.

Foreign Exchange Risk

Unrealized foreign exchange gains and losses primarily result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s current and deferred tax liabilities, which are monetary liabilities mainly denominated in the local currency of the Colombian operations. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $80,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

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

Overview

We are an independent international energy company incorporated in the United States and engaged in oil and natural gas acquisition, exploration, development and production. Our operations are carried out in South America with business units in Colombia, Peru and Brazil, and we are headquartered in Calgary, Alberta, Canada. For the nine months ended September 30, 2014, 95% (nine months ended September 30, 2013 - 96%) of our revenue and other income from continuing operations was generated in Colombia.

On June 25, 2014, we sold our Argentina business unit to Madalena Energy Inc. ("Madalena") for aggregate consideration of $69.3 million, comprising $55.4 million in cash and $13.9 million in Madalena shares. The decision to sell our Argentina business unit followed recent significant exploration success in Peru, ongoing success in Colombia and ongoing evaluations in Brazil and was due to a decision to focus our human and capital resources in areas that we believe will provide the greatest return for our shareholders and drive growth in the future. In accordance with generally accepted accounting principles in the United States of America, we met the criteria to classify our Argentina business unit as discontinued operations in the second quarter of 2014. As such, the results of operations for our Argentina business unit are reflected as loss from discontinued operations, net of income taxes and discussed further in Note 3, "Discontinued Operations," of our interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise stated production represents production volumes NAR adjusted for inventory changes and losses.

Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Production (BOEPD) (1)(2)	20,641	19,269	7	18,980	19,476	(3)

Prices Realized - per BOE (1)	$85.05	$96.36	(12)	$88.88	$95.41	(7)

Revenue and Other Income ($000s) (1)	$162,289	$171,344	(5)	$462,670	$508,505	(9)

Income from Continuing Operations ($000s) (1)	$44,184	$40,213	10	$125,440	$149,797	(16)

Loss from Discontinued Operations, Net of Income Taxes ($000s)	$—	$(7,156)	—	$(26,990)	$(11,044)	144

Net Income ($000s)	$44,184	$33,057	34	$98,450	$138,753	(29)

Income (Loss) Per Share - Basic
Income from Continuing Operations (1)	$0.15	$0.15	—	$0.44	$0.53	(17)
Loss from Discontinued Operations, Net of Income Taxes	—	(0.03)	—	(0.09)	(0.04)	125
Net income	$0.15	$0.12	25	$0.35	$0.49	(29)

Income (Loss) Per Share - Diluted
Income from Continuing Operations (1)	$0.15	$0.15	—	$0.44	$0.53	(17)
Loss from Discontinued Operations, Net of Income Taxes	—	(0.03)	—	(0.09)	(0.04)	125
Net income	$0.15	$0.12	25	$0.35	$0.49	(29)

Funds Flow from Continuing Operations ($000s) (1)(3)	$89,229	$84,060	6	$261,043	$272,409	(4)

Capital Expenditures for Continuing Operations ($000s) (1)	$95,419	$28,460	235	$268,859	$191,218	41

	As at
	September 30, 2014	December 31, 2013	% Change
Cash & Cash Equivalents ($000s)	$360,430	$428,800	(16)

Working Capital (including Cash & Cash Equivalents) ($000s)	$329,146	$245,827	34

Property, Plant & Equipment ($000s)	$1,294,283	$1,260,172	3

(1) Excludes amounts relating to discontinued operations. Oil and gas production, NAR and adjusted for inventory changes, associated with discontinued operations was nil BOEPD and 1,819 BOEPD for the three and nine months ended September 30, 2014, and 2,710 BOEPD and 3,029 BOEPD for the corresponding periods in 2013. Argentina production for the three and nine months ended September 30, 2014, was calculated to the date of sale of June 25, 2014.

(2) Production represents production volumes NAR adjusted for inventory changes.

(3) Funds flow from continuing operations is a non-GAAP measure which does not have any standardized meaning prescribed under generally accepted accounting principles in the United States of America (“GAAP”). Management uses this financial measure to analyze operating performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze operating performance and our financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from continuing operations, as presented, is net income adjusted for loss from discontinued operations, net of income taxes, depletion, depreciation, accretion and impairment (“DD&A”) expenses, deferred tax expense or recovery, non-cash stock-based compensation, unrealized foreign exchange gain or loss, unrealized financial instruments gain or loss, equity tax, cash settlement of asset retirement obligation and other loss. A reconciliation from net income to funds flow from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Funds Flow From Continuing Operations - Non-GAAP Measure ($000s)	2014	2013	2014	2013
Net income	$44,184	$33,057	$98,450	$138,753
Adjustments to reconcile net income to funds flow from continuing operations
Loss from discontinued operations, net of income taxes	—	7,156	26,990	11,044
DD&A expenses	53,936	51,269	140,137	157,323
Deferred tax expense (recovery)	2,272	(7,779)	1,431	(23,494)
Non-cash stock-based compensation	1,717	1,395	4,341	5,505
Unrealized foreign exchange (gain) loss	(13,818)	1,516	(9,251)	(16,850)
Unrealized financial instruments loss	2,790	—	2,439	—
Equity tax	(1,641)	(1,627)	(3,283)	(3,345)
Cash settlement of asset retirement obligation	(211)	(927)	(211)	(927)
Other loss	—	—	—	4,400
Funds flow from continuing operations	$89,229	$84,060	$261,043	$272,409

•
Oil and gas production NAR before inventory adjustments and losses was 19,297 BOEPD and 19,395 BOEPD for the three and nine months ended September 30, 2014, compared with 19,676 BOEPD and 19,230 BOEPD in the corresponding periods in 2013, respectively. In 2014, production from new wells in the Moqueta field in the Chaza Block and a new well in the Llanos-22 Block had a positive effect on production NAR before inventory adjustments and losses in Colombia, which was more than offset by the impact of well downtime for workovers and a water cut increase on the Costayaco field in the Chaza Block.

•
Oil and gas production, NAR and adjusted for inventory changes and losses, increased by 7% to 20,641 BOEPD and decreased by 3% to 18,980 BOEPD for the three and nine months ended September 30, 2014, compared with the corresponding periods in 2013, respectively. During the three and nine months ended September 30, 2014, a net inventory reduction accounted for 0.1 MMbbl or 1,344 bopd of increased production and a net inventory increase accounted for 0.1 MMbbl or 415 bopd of reduced production, respectively. During the three months ended September 30, 2013, an oil inventory and losses ("oil inventory") increase accounted for 37,434 barrels or 407 bopd of reduced production and a net inventory reduction in the nine months ended September 30, 2013 accounted for 0.1 MMbbl or 246 bopd of increased production. In the three and nine months ended September 30, 2014, production was 85% and 83% from the Chaza Block in Colombia, respectively.

•
For the three and nine months ended September 30, 2014, revenue and other income decreased by 5% to $162.3 million and by 9% to $462.7 million compared with $171.3 million and $508.5 million in the corresponding periods in 2013, respectively. The decrease was primarily due to the effect of lower realized prices in both periods, partially offset by increased production in the three months ended September 30, 2014. The average price realized per BOE decreased by 12% to $85.05 and decreased by 7% to $88.88 for the three and nine months ended September 30, 2014, from $96.36 and $95.41, in the comparable periods in 2013, respectively.

•
Income from continuing operations was $44.2 million, or $0.15 per share basic and diluted, and $125.4 million, or $0.44 per share basic and diluted, for the three and nine months ended September 30, 2014, respectively, compared with $40.2 million, or $0.15 per share basic and diluted, and $149.8 million, or $0.53 per share basic and diluted, in the corresponding periods in 2013, respectively. For the three months ended September 30, 2014, decreased oil and natural gas sales as a result of lower realized oil prices, and higher operating, DD&A, general and administrative ("G&A") expenses and financial instruments losses were more than offset by increased foreign exchange gains and lower income tax expenses. For the nine months ended September 30, 2014, decreased oil and natural gas sales, increased G&A expenses and lower foreign exchange gains were only partially offset by lower DD&A and income tax expenses, financial instruments gains and the absence of other loss.

•
Loss from discontinued operations, net of income taxes, was $nil, or $0.00 per share basic and diluted, and $27.0 million, or $0.09 per share basic and diluted, for the three and nine months ended September 30, 2014, respectively, compared with a loss of $7.2 million, or $0.03 per share basic and diluted, and $11.0 million, or $0.04 per share basic and diluted, in the corresponding periods in 2013, respectively. For the nine months ended September 30, 2014, loss from discontinued operations, net of tax, included loss on disposal of the Argentina business unit of $19.3 million.

•
Net income was $44.2 million, or $0.15 per share basic and diluted, and $98.5 million, or $0.35 per share basic and diluted, for the three and nine months ended September 30, 2014, respectively, compared with $33.1 million, or $0.12 per share basic and diluted, and $138.8 million, or $0.49 per share basic and diluted, in the corresponding periods in 2013, respectively. For the three months ended September 30, 2014, the increase was due to the absence of loss from discontinued operations, net of income taxes, and higher income from continuing operations. For the nine months ended September 30, 2014, the decrease was due to the recognition of a loss on sale of the Argentina business unit and lower income from continuing operations.

•
For the three and nine months ended September 30, 2014, funds flow from continuing operations increased by 6% to $89.2 million and decreased by 4% to $261.0 million, respectively. For the three months ended September 30, 2014, decreased oil and natural gas sales as a result of lower oil realized prices, higher operating and G&A expenses and realized foreign exchange losses were offset by lower income tax expenses. For the nine months ended September 30, 2014, decreased oil and natural gas sales, increased G&A expenses and realized foreign exchange losses were only partially offset by lower income tax expenses and financial instruments gains.

•
Cash and cash equivalents were $360.4 million at September 30, 2014, compared with $428.8 million at December 31, 2013. The decrease in cash and cash equivalents during the nine months ended September 30, 2014, was primarily the result of cash capital expenditures of $250.6 million, cash used in investing activities of discontinued operations of $12.4 million, cash used in operating activities of discontinued operations of $4.8 million, a $116.4 million change in assets and liabilities from operating activities of continuing operations, partially offset by funds flow from continuing operations of $261.0 million, net proceeds from sale of Argentina business unit of $42.8 million, and proceeds from the issuance of shares of common stock of $11.2 million.

•	Working capital (including cash and cash equivalents) was $329.1 million at September 30, 2014, an $83.3 million increase from December 31, 2013.

•
Property, plant and equipment ("PPE") at September 30, 2014, was $1.3 billion, an increase of $34.1 million from December 31, 2013, as a result of $268.9 million of capital expenditures related to continuing operations and $18.7 million of capital expenditures related to discontinued operations, partially offset by the sale of the Argentina business unit PPE of $100.2 million, $140.4 million of depletion, depreciation and impairment expenses related to continuing operations, and $12.9 million of depletion, depreciation and impairment expenses recorded in loss from discontinued operations.

•
Capital expenditures for continuing operations for the nine months ended September 30, 2014, were $268.9 million compared with $191.2 million for the nine months ended September 30, 2013. In 2014, these capital expenditures included drilling of $169.2 million, geological and geophysical (“G&G”) expenditures of $48.4 million, facilities of $23.3 million and other expenditures of $28.0 million.

Business Environment Outlook

Our revenues are significantly affected by pipeline and other oil transportation disruptions in Colombia and the continuing fluctuations in oil prices. Oil prices are volatile and unpredictable and are influenced by concerns about financial markets and the impact of the worldwide economy on oil supply and demand.

We believe our current operations and 2014 capital expenditure program can be funded from cash flow from existing operations and cash on hand. Should our operating cash flow decline due to unforeseen events, including additional pipeline delivery restrictions and other oil transportation disruptions in Colombia or a downturn in oil and gas prices, we would examine measures such as capital expenditure program reductions, use of our revolving credit facility, issuance of debt, disposition of assets, or issuance of equity. Continuing global social, political and economic uncertainty in the Middle East, United States, Europe and Asia and changes in global demand, supply and infrastructure are having an impact on world markets, and we are unable to determine the impact, if any, these events may have on oil prices and demand. The timing and execution of our capital expenditure program are also affected by the availability of services from third party oil field contractors and our ability to obtain, sustain or renew necessary government licenses and permits on a timely basis to conduct exploration and development activities. Any delay may affect our ability to execute our capital expenditure program.

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

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales (1)	$161,517	$170,825	(5)	$460,510	$507,315	(9)
Interest income (1)	772	519	49	2,160	1,190	82
	162,289	171,344	(5)	462,670	508,505	(9)

Operating expenses (1)	33,949	25,069	35	81,161	81,082	—
DD&A expenses (1)	53,936	51,269	5	140,137	157,323	(11)
G&A expenses (1)	13,350	11,768	13	40,145	29,880	34
Foreign exchange (gain) loss (1)	(12,438)	430	—	(6,604)	(18,549)	64
Financial instruments loss (gain) (1)	2,790	—	—	(2,223)	—	—
Other loss (1)	—	—	—	—	4,400	(100)
	91,587	88,536	3	252,616	254,136	(1)

Income from continuing operations before income taxes (1)	70,702	82,808	(15)	210,054	254,369	(17)
Income tax expense (1)	(26,518)	(42,595)	(38)	(84,614)	(104,572)	(19)
Income from continuing operations (1)	$44,184	$40,213	10	$125,440	$149,797	(16)
Loss from discontinued operations, net of income taxes	—	(7,156)	(100)	(26,990)	(11,044)	144
Net income	$44,184	$33,057	34	$98,450	$138,753	(29)

Production (1)(2)

Oil and NGL's, bbl	1,888,626	1,766,117	7	5,138,675	5,308,791	(3)
Natural gas, Mcf	62,077	39,648	57	256,567	50,116	412
Total production, BOE	1,898,972	1,772,725	7	5,181,436	5,317,144	(3)

Average Prices (1)

Oil and NGL's per bbl	$85.40	$96.69	(12)	$89.41	$95.55	(6)
Natural gas per Mcf	$4.51	$2.88	57	$4.72	$3.78	25

Consolidated Results of Operations per BOE

Oil and natural gas sales (1)	$85.05	$96.36	(12)	$88.88	$95.41	(7)
Interest income (1)	0.41	0.29	41	0.42	0.22	91
	85.46	96.65	(12)	89.30	95.63	(7)

Operating expenses (1)	17.88	14.14	26	15.66	15.25	3
DD&A expenses (1)	28.40	28.92	(2)	27.05	29.59	(9)
G&A expenses (1)	7.03	6.64	6	7.75	5.62	38
Foreign exchange (gain) loss (1)	(6.55)	0.24	—	(1.27)	(3.49)	64
Financial instruments loss (gain) (1)	1.47	—	—	(0.43)	—	—
Other loss (1)	—	—	—	—	0.83	(100)
	48.23	49.94	(3)	48.76	47.80	2

Income from continuing operations before income taxes (1)	37.23	46.71	(20)	40.54	47.83	(15)
Income tax expense (1)	(13.96)	(24.03)	(42)	(16.33)	(19.67)	(17)
Income from continuing operations (1)	$23.27	$22.68	3	$24.21	$28.16	(14)

(1) Excludes amounts relating to discontinued operations. Oil and gas production, NAR and adjusted for inventory changes, associated with discontinued operations was nil BOEPD and 1,819 BOEPD for the three and nine months ended September 30,

2014, and 2,710 BOEPD and 3,029 BOEPD for the corresponding periods in 2013. Argentina production for the three and nine months ended September 30, 2014, was calculated to the date of sale of June 25, 2014.

(2) Production represents production volumes NAR adjusted for inventory changes and losses.

Net income for the three and nine months ended September 30, 2014, was $44.2 million and $98.5 million, respectively, compared with $33.1 million and $138.8 million in the comparable periods in 2013. On a per share basis, net income increased to $0.15 per share basic and diluted for the three months ended September 30, 2014, from $0.12 per share basic and diluted in the corresponding period in 2013. For the nine months ended September 30, 2014, net income decreased to $0.35 per share basic and diluted from $0.49 per share basic and diluted in the corresponding period in 2013. For the three months ended September 30, 2014, the increase was due to the absence of loss from discontinued operations, net of income taxes, and higher income from continuing operations. For the nine months ended September 30, 2014, the decrease was due to higher loss from discontinued operations, net of income taxes, and lower income from continuing operations.

Income from continuing operations was $44.2 million, or $0.15 per share basic and diluted, and $125.4 million, or $0.44 per share basic and diluted, for the three and nine months ended September 30, 2014, respectively, compared with $40.2 million, or $0.15 per share basic and diluted, and $149.8 million, or $0.53 per share basic and diluted, in the corresponding periods in 2013, respectively. For the three months ended September 30, 2014, decreased oil and natural gas sales as a result of lower realized oil prices, and higher operating, DD&A and G&A expenses and financial instruments losses, were offset by foreign exchange gains and lower income tax expenses. For the nine months ended September 30, 2014, decreased oil and natural gas sales, increased G&A expenses and lower foreign exchange gains were only partially offset by lower DD&A and income tax expenses, financial instruments gains and the absence of other loss.

Loss from discontinued operations, net of income taxes, was $nil, and $27.0 million, or $0.09 per share basic and diluted, for the three and nine months ended September 30, 2014, respectively, compared with $7.2 million, or $0.03 per share basic and diluted, and $11.0 million, or $0.04 per share basic and diluted, in the corresponding periods in 2013, respectively. For the nine months ended September 30, 2014, loss from discontinued operations, net of tax, included loss on disposal of the Argentina business unit of $19.3 million.

Oil and NGL production NAR before inventory adjustments and losses for the three and nine months ended September 30, 2014, decreased to 19,185 and increased to 19,238 bopd compared with 19,609 and 19,202 bopd in the corresponding periods in 2013, respectively. In 2014, production from new wells in the Moqueta field in the Chaza Block and a new well in the Llanos-22 Block and fewer days of pipeline disruptions had a positive effect on production NAR before inventory adjustments and losses in Colombia, which was more than offset by the impact of well downtime for workovers and a water cut increase on the Costayaco field in the Chaza Block.

Oil and NGL production NAR after inventory adjustments and losses for the three and nine months ended September 30, 2014, increased by 7% to 20,529 bopd and decreased by 3% to 18,823 bopd compared with the corresponding periods in 2013, respectively. During the three months ended September 30, 2014, an oil inventory reduction accounted for 0.1 MMbbl or 1,344 bopd of increased production compared with an oil inventory increase which accounted for 37,434 barrels or 407 bopd reduced production in the corresponding period in 2013. The oil inventory reduction in three months ended September 30, 2014, was due to reduced oil inventory related to sales to a customer in Colombia with a protracted sales cycle whereby the transfer of ownership occurred upon export. During the nine months ended September 30, 2014, an oil inventory increase accounted for 0.1 MMbbl or 415 bopd of reduced production compared with an oil inventory reduction in 2013 which accounted for 0.1 MMbbl or 246 bopd increased production. In the three and nine months ended September 30, 2014 and 2013, the impact of Ecopetrol S.A. ("Ecopetrol") operated Trans-Andean oil pipeline (the "OTA pipeline”) disruptions on production was partially mitigated by selling a portion of our oil through trucking and use of alternative pipelines.

Average realized oil prices decreased by 12% to $85.40 per bbl for the three months ended September 30, 2014, from $96.69 per bbl in the comparable period in 2013 and decreased by 6% to $89.41 per bbl for the nine months ended September 30, 2014, from $95.55 per bbl in the comparable period in 2013, primarily due to decreases in the benchmark prices during the three month period. Average Brent oil prices for the three and nine months ended September 30, 2014, were $101.82 and $106.56 per bbl, respectively, compared with $110.27 and $108.45 per bbl in the corresponding periods in 2013. Average WTI oil prices for the three and nine months ended September 30, 2014, were $97.17 and $99.61 per bbl, respectively, compared with $105.80 and $98.14 per bbl in the corresponding periods in 2013.

During the third quarter of 2014, we commenced sales to additional alternative customers during periods of OTA pipeline disruptions. These sales have varying affects on our realized prices and transportation costs. During the three and nine months ended September 30, 2014, 62% and 52% of our oil and gas volumes sold in Colombia, respectively, were to alternative customers, as compared with 38% and 39% during the corresponding periods in 2013. Beginning July 1, 2014, the port operations fee component of the OTA pipeline pricing structure increased by $2.94 per bbl resulting in a reduction of realized oil prices by this amount on sales delivered through the OTA pipeline.

Revenue and other income for the three months ended September 30, 2014, decreased to $162.3 million from $171.3 million in the comparable period in 2013 as a result of decreased realized oil prices, partially offset by increased production. Revenue and other income for the nine months ended September 30, 2014, decreased to $462.7 million from $508.5 million in the comparable period in 2013 primarily due to lower realized prices.

Operating expenses increased by 35% to $33.9 million and remained consistent at $81.2 million for the three and nine months ended September 30, 2014, respectively, compared with the corresponding periods in 2013. For the three months ended September 30, 2014, the increase in operating expenses was primarily due to an increase in the operating cost per BOE and increased production. For the nine months ended September 30, 2014, an increase in the operating cost per BOE, was offset by decreased production.

On a per BOE basis, operating expenses increased by 26% to $17.88 and increased by 3% to $15.66 for the three and nine months ended September 30, 2014, respectively, from $14.14 and $15.25 in the comparable periods in 2013. The increase in operating expenses per BOE in 2014 was primarily due to higher pipeline and trucking costs due to sales to alternative customers with delivery points which carried high transportation costs. Operating expenses per BOE also increased in the three months ended September 30, 2014, as a result of increased workover expenses.

DD&A expenses for the three months ended September 30, 2014, increased to $53.9 million from $51.3 million in the comparable period in 2013, primarily due to increased production, partially offset by a decreased depletion rate. On a per BOE basis, the depletion rate decreased by 2% to $28.40 from $28.92 due to an increase in reserves combined with a decrease in costs in the depletable base relating to lower future development costs and the receipt of a termination payment in Brazil in the third quarter of 2013.

DD&A expenses for the nine months ended September 30, 2014, decreased to $140.1 million ($27.05 per BOE) from $157.3 million ($29.59 per BOE) in the comparable period in 2013, due to decreased production and a decreased depletion rate. DD&A expenses for the nine months ended September 30, 2013, included a $2.0 million ceiling test impairment loss in our Brazil cost center. On a per BOE basis, in addition to the 2013 impairment charge, the decrease was due to an increase in reserves, partially offset by an increase in costs in the depletable base.

G&A expenses for the three months ended September 30, 2014, increased by 13% to $13.4 million ($7.03 per BOE) from $11.8 million ($6.64 per BOE) compared with the corresponding period in 2013. The increase was mainly due to increased activity related to expanded operations in Peru, increased employee related costs and higher consulting expenses.

G&A expenses for the nine months ended September 30, 2014, increased by 34% to $40.1 million ($7.75 per BOE) from $29.9 million ($5.62 per BOE), the corresponding period in 2013. The increase was primarily associated with the increased activity for expanded operations in Peru, increased salaries expenses and higher stock-based compensation expense associated with restricted stock units ("RSUs") and stock options. These increases were partially offset by higher G&A allocations to capital projects within the business units.

For the three and nine months ended September 30, 2014, the foreign exchange gain was $12.4 million and $6.6 million, respectively. For the three months ended September 30, 2014, we had realized foreign exchange losses of $1.4 million and an unrealized non-cash foreign exchange gain of $13.8 million. For the nine months ended September 30, 2014, we had realized foreign exchange losses of $2.7 million and an unrealized non-cash foreign exchange gain of $9.3 million. Unrealized foreign exchange gains are primarily a result of a net monetary liability position in Colombia and the weakening of Colombian Peso versus U.S. dollar.

For the three months ended September 30, 2013, there was a foreign exchange loss of $0.4 million, comprising a $1.5 million unrealized non-cash foreign exchange loss and realized foreign exchange gains of $1.1 million. For the nine months ended September 30, 2013, there was a foreign exchange gain of $18.5 million, comprising a $16.9 million unrealized non-cash foreign exchange gain and realized foreign exchange gains of $1.6 million.

Financial instruments loss was $2.8 million in the three months ended September 30, 2014 consisting solely of unrealized losses. In the nine months ended September 30, 2014, we had a financial instrument gain of $2.2 million, which comprised a realized financial instrument gain of $4.6 million and unrealized financial instruments losses of $2.4 million.

Financial instrument loss in the three and nine months ended September 30, 2014, included a $2.5 million and $2.2 million, respectively, unrealized loss on the Madalena shares we received in connection with the sale of our Argentina business unit. Madalena is an independent, Canadian-based, domestic and international upstream oil and gas company whose main business activities include exploration, development and production of crude oil, natural gas liquids and natural gas. Madalena's shares are listed on the Canadian TSX Venture Exchange.

Financial instruments losses and gains in the three and nine months ended September 30, 2014, also included a $0.3 million loss and a $4.4 million gain, respectively, on our Colombian peso non-deliverable forward contracts. We purchased these contracts for purposes of fixing the exchange rate at which we will purchase or sell Colombian pesos to settle our income tax installment payments.

Other loss of $4.4 million in the nine months ended September 30, 2013, related to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment in the first quarter of 2013. We have filed an appeal against the judgment.

Income tax expense related to continuing operations was $26.5 million and $84.6 million for the three and nine months ended September 30, 2014, respectively, compared with $42.6 million and $104.6 million in the comparable periods in 2013. The decrease for the nine months ended September 30, 2014, was primarily due to lower taxable income in Colombia and lower taxes in Brazil. In the corresponding quarter in 2013 in Brazil, a net payment of $54.0 million from a third party in connection with the termination of a farm-in agreement resulted in a current tax liability of approximately $10.4 million. The effective tax rate was 40% in the nine months ended September 30, 2014, comparable with 41% in the same period in 2013.

For the nine months ended September 30, 2014, the differential between the effective tax rate of 40% and the 35% U.S. statutory rate was primarily attributable to a non-deductible third party royalty in Colombia, the impact of other local taxes, non-deductible stock-based compensation, and an increase in the valuation allowance, partially offset by the foreign currency translation adjustments and the foreign tax rate differential. The variance from the 35% U.S. statutory rate for 2013 was primarily attributable to a non-deductible third party royalty in Colombia, an increase in valuation allowance, non-deductible stock-based compensation and the impact of other local taxes, partially offset by a decrease in foreign currency translation adjustments, the foreign tax rate differential and other permanent adjustments.

2014 Work Program and Capital Expenditure Program

Our 2014 capital program has been reduced to $472 million from $482 million. This includes $248 million for Colombia, $175 million for Peru, $26 million for Brazil, $18 million for Argentina and $5 million associated with corporate activities. The decrease in our capital spending is primarily due to the deferral of three exploration wells in Colombia and a portion of seismic in Brazil to 2015. The capital spending program allocates $286 million for drilling; $65 million for facilities, pipelines and other; $116 million for G&G expenditures; and $5 million for corporate activities. Of the $286 million allocated to drilling, approximately 17% is for exploration and the balance is for appraisal and development drilling.

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

Segmented Results from Continuing Operations – Colombia

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$153,815	$164,241	(6)	$438,100	$488,577	(10)
Interest income	98	111	(12)	419	415	1
	153,913	164,352	(6)	438,519	488,992	(10)

Operating expenses	32,261	23,463	37	75,747	75,764	—
DD&A expenses	51,144	46,821	9	131,742	141,141	(7)
G&A expenses	4,202	3,035	38	14,383	11,050	30
Foreign exchange (gain) loss	(15,202)	1,818	(936)	(8,679)	(18,716)	54
Financial instruments loss (gain)	250	—	—	(4,424)	—	—
Other loss	—	—	—	—	4,400	(100)
	72,655	75,137	(3)	208,769	213,639	(2)

Income from continuing operations before income taxes	$81,258	$89,215	(9)	$229,750	$275,353	(17)

Production (1)

Oil and NGL's, bbl	1,796,265	1,696,981	6	4,890,774	5,108,862	(4)
Natural gas, Mcf	62,077	39,648	57	256,567	50,116	412
Total production, BOE	1,806,611	1,703,589	6	4,933,535	5,117,215	(4)

Average Prices

Oil and NGL's per bbl	$85.47	$96.72	(12)	$89.33	$95.60	(7)
Natural gas per Mcf	$4.51	$2.88	57	$4.72	$3.78	25

Segmented Results of Operations per BOE

Oil and natural gas sales	$85.14	$96.41	(12)	$88.80	$95.48	(7)
Interest income	0.05	0.07	(29)	0.08	0.08	—
	85.19	96.48	(12)	88.88	95.56	(7)

Operating expenses	17.86	13.77	30	15.35	14.81	4
DD&A expenses	28.31	27.48	3	26.70	27.58	(3)
G&A expenses	2.33	1.78	31	2.92	2.16	35
Foreign exchange (gain) loss	(8.41)	1.07	(886)	(1.76)	(3.66)	52
Financial instruments loss (gain)	0.14	—	—	(0.90)	—	—
Other loss	—	—	—	—	0.86	(100)
	40.23	44.10	(9)	42.31	41.75	1

Income from continuing operations before income taxes	$44.96	$52.38	(14)	$46.57	$53.81	(13)

(1)	Production represents production volumes NAR adjusted for inventory changes and losses.

For the three and nine months ended September 30, 2014, income from continuing operations before income taxes was $81.3 million and $229.8 million, respectively, compared with $89.2 million and $275.4 million in the comparable periods in 2013. For the three months ended September 30, 2014, the decrease was due to lower oil and natural gas sales primarily as a result of decreased realized oil prices and increased operating, DD&A and G&A expenses, partially offset by foreign exchange gains. For the nine months ended September 30, 2014, the decrease was due to lower oil and natural gas sales, higher G&A expenses and lower foreign exchange gains, partially offset by decreased DD&A expenses, financial instrument gains and the absence of other losses.

Oil and NGL production NAR before inventory adjustments and losses for the three and nine months ended September 30, 2014, decreased to 18,185 bopd and 18,321 bopd compared with 18,780 bopd and 18,384 bopd, respectively, in the corresponding periods in 2013. Production during the nine months ended September 30, 2014, reflected approximately 155 days of oil delivery restrictions in Colombia compared with 150 days of oil delivery restrictions in the comparable period in 2013. In 2014, production from new wells in the Moqueta field in the Chaza Block and a new well in the Llanos-22 Block had a positive effect on production NAR before inventory adjustments and losses, which was more than offset by the impact of well downtime for workovers and a water cut increase on the Costayaco field in the Chaza Block.

Oil and NGL production NAR after inventory adjustments and losses for the three and nine months ended September 30, 2014, increased to 1.8 MMbbl or 19,525 bopd and decreased to 4.9 MMbbl or 17,915 bopd compared with 1.7 MMbbl or 18,445 bopd and 5.1 MMbbl or 18,714 bopd, respectively, in the comparable periods in 2013. During the three and nine months ended September 30, 2014, an oil inventory decrease accounted for increased production of 0.1 MMbbl or 1,340 bopd and an oil inventory increase accounted for reduced production of 0.1 MMbbl or 406 bopd, respectively. During the three months ended September 30, 2013, an oil inventory increase accounted for 30,771 barrels or 335 bopd reduced production and an oil inventory reduction accounted for 0.1 MMbbl or 330 bopd of increased production in the nine months ended September 30, 2013.

In the three months ended September 30, 2014, we liquidated inventory delivered in the prior quarter to a customer with a protracted sales cycle whereby the transfer of ownership does not occur until export, which resulted in decreased inventory. Oil inventory in the OTA pipeline and associated Ecopetrol owned facilities as well as our tanks in the Putumayo Basin decreased as a result of a reduced impact of pipeline disruptions. In the nine months ended September 30, 2014, our inventory increased due to the timing of revenue recognition for deliveries to another customer with a protracted sales cycle, and oil inventory in the OTA pipeline and associated Ecopetrol owned facilities as well as our tanks in the Putumayo Basin increased as a result of pipeline disruptions. The oil inventory reduction in the nine months ended September 30, 2013, was due to a decrease in oil inventory in the OTA pipeline and associated Ecopetrol owned facilities in the Putumayo Basin and reduced oil inventory related to sales to a another short-term customer in Colombia with a protracted sales cycle whereby the transfer of ownership occurred upon export.

Revenue and other income for the three and nine months ended September 30, 2014, decreased by 6% to $153.9 million and 10% to $438.5 million, respectively, from the comparable periods in 2013.

For the three months ended September 30, 2014, the average realized price per bbl for oil decreased by 12% to $85.47 compared with $96.72 in the corresponding period in 2013. For the nine months ended September 30, 2014, the average realized price per bbl for oil decreased by 7% to $89.33 compared with $95.60 in the corresponding period in 2013, primarily due to decreases in the benchmark prices during the three month period. Average Brent oil prices for the three and nine months ended September 30, 2014, were $101.82 and $106.56 per bbl, respectively, compared with $110.27 and $108.45 per bbl in the corresponding periods in 2013.

During the third quarter of 2014, we commenced sales to additional alternative customers during periods of OTA pipeline disruptions. These sales have varying affects on our realized prices and transportation costs. During the three and nine months ended September 30, 2014, 62% and 52% of our oil and gas volumes sold, respectively, were to alternative customers. The effect on the Colombian realized price for the three and nine months ended September 30, 2014, for sales to alternative customers was a reduction of approximately $3.07 and $7.31 per BOE, respectively, as compared with delivering all of our Colombian oil through the OTA pipeline. Sales to alternative customers during the corresponding periods in 2013 were 38% and 39%, respectively, of our oil and gas volumes sold in Colombia and the effect on the Colombian realized price was a reduction of approximately $7.61 and $8.47 per BOE, respectively. Sales to two of the alternative customers were made at the beginning of the three month period ended September 30, 2014 at the highest oil prices of the quarter, decreasing the downward pressure on realized prices that results from selling to alternative customers. Additionally, an increase in the Port of Tumaco tariff effective July 1, 2014, reduced our realized oil price by approximately $0.89 and $0.33 per bbl in the three and nine months ended September 30, 2014, respectively.

Operating expenses increased by 37% to $32.3 million for the three months ended September 30, 2014, and at $75.7 million for the nine months ended September 30, 2014, were consistent with the comparable period in 2013. For the three months ended September 30, 2014, the effect was due to higher production combined with an increase in operating costs per BOE, whereas for the nine months ended September 30, 2014, the effect of reduced production was offset by increased operating costs per BOE. On a per BOE basis, operating expenses increased by 30% to $17.86 for the three months ended September 30, 2014, and increased by 4% to $15.35 for the nine months ended September 30, 2014, from $13.77 and $14.81, respectively, in the comparable periods in 2013. In the three months ended September 30, 2014, operating expenses per BOE increased primarily due to higher pipeline and trucking costs due to sales to alternative customers with delivery points which carried high transportation costs. Additionally, in the three months ended September 30, 2014, workover expenses increased by $1.02 per BOE compared with the corresponding period in 2013. The estimated net effect of sales to alternative customers as compared with delivering all of our Colombian oil through the OTA pipeline on Colombian transportation costs for the three months ended September 30, 2014, was an increase of $0.28 per BOE compared with a saving of $2.02 per BOE in the corresponding period in 2013.

In the nine months ended September 30, 2014, operating expenses per BOE increased primarily due to higher transportation costs associated with sales to alternative customers with delivery points which carried high trucking and pipeline costs, partially offset by the effect of liquidated inventory volumes in the comparative period of 2013. The inventory volumes liquidated in the comparative nine months ended September 30, 2013, were primarily related to a delivery point which carried high transportation costs, and to which we did not deliver in the current period. The estimated net effect of sales to alternative customers on Colombian transportation costs for the nine months ended September 30, 2014, was a saving of $1.02 per BOE compared with a saving of $1.36 in the corresponding period in 2014.

DD&A expenses increased by 9% to $51.1 million and decreased 7% to $131.7 million for the three and nine months ended September 30, 2014, respectively, from the comparable periods in 2013. In the three months ended September 30, 2014, the increase was primarily due to increased production. In the nine months ended September 30, 2014, the decrease was due to decreased production and a decrease in the per BOE depletion rate. On a per BOE basis, DD&A expenses in the three months ended September 30, 2014, increased by 3% to $28.31 due to increased costs in the depletable base being partially offset by an increase in reserves. For the nine months ended September 30, 2014, DD&A expenses decreased by 3% to $26.70 due to an increase in reserves, only partially offset by increased costs in the depletable base.

G&A expenses increased by 38% to $4.2 million ($2.33 per BOE) from $3.0 million ($1.78 per BOE) and by 30% to $14.4 million ($2.92 per BOE) from $11.1 million ($2.16 per BOE) for the three and nine months ended September 30, 2014, respectively, from the comparable periods in 2013. The increases were primarily due to increased salaries expense due to salary increases and an increased headcount.

For the three months ended September 30, 2014, the foreign exchange gain was $15.2 million, which included a $14.5 million unrealized non-cash foreign exchange gain. In the three months ended September 30, 2013, we had a foreign exchange loss of $1.8 million, which included an $1.5 million unrealized non-cash foreign exchange loss. The Colombian Peso weakened by 8% and strengthened by 1% against the U.S. dollar in the three months ended September 30, 2014, and 2013, respectively. Under GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation is the main source of the unrealized foreign exchange losses or gains.

For the nine months ended September 30, 2014, the foreign exchange gain was $8.7 million, which included a $9.9 million unrealized non-cash foreign exchange gain. In the nine months ended September 30, 2013, the foreign exchange gain was $18.7 million, which included a $16.9 million unrealized non-cash foreign exchange gain. The Colombian Peso weakened by 5% and 8% against the U.S. dollar in the nine months ended September 30, 2014, and 2013, respectively.

Financial instruments loss of $0.3 million in the three months ended September 30, 2014, and $4.4 million gain in the nine months ended September 30, 2014, related to gains and losses on our Colombian peso non-deliverable forward contracts, of which $nil and $4.6 million was realized during the three and nine months ended September 30, 2014. We purchased these contracts for purposes of fixing the exchange rate at which we purchase or sell Colombian pesos to settle our income tax installment payments.

Other loss of $4.4 million in the nine months ended September 30, 2013, related to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment within the quarter. We have filed an appeal against the judgment.

Capital Program - Colombia

Capital expenditures in our Colombian segment during the three months ended September 30, 2014, were $50.8 million bringing total capital expenditures for the nine months ended September 30, 2014, to $147.0 million. During the second quarter of 2013, we received proceeds of $1.5 million from the sale of our 15% working interest in the Mecaya Block in Colombia. The following table provides a breakdown of capital expenditures in 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of U.S. Dollars)	2014	2013	2014	2013
Drilling and completions	$28.6	$22.9	$84.9	$62.6
G&G	10.4	8.6	30.3	25.2
Facilities and equipment	6.5	6.5	20.0	23.2
Other	5.3	1.6	11.8	9.3
	$50.8	$39.6	$147.0	$120.3

The significant elements of our third quarter 2014 capital program in Colombia were:

•
On the Chaza Block (100% working interest ("WI"), operated), we drilled, completed and put on production the Moqueta-15 development well in the Moqueta field and, in the Costayaco field, drilled the Costayaco-19i development well and completed the Costayaco-21 development well. We also commenced civil works for the Eslabón Sur Shallow-1 and Eslabón Sur Deep-1 exploration wells, which are targeting the same Cretaceous Sandstones encountered in the Costayaco and Moqueta discoveries. We commenced drilling the Moqueta-14 development well in the Moqueta field, but drilling of this well was suspended. We also continued work to obtain the necessary environmental and social permits for future seismic programs on this block.

•
We commenced the acquisition of 2-D seismic on the Sinu-1 Block (60% WI, operated) and continued work in preparation for a future seismic program on the Sinu-3 Block (51% WI, operated). We also completed the interpretation of 2-D seismic acquired on the Piedemonte Sur Block (100% WI, operated).

•	We continued facilities work at the Costayaco and Moqueta fields on the Chaza Block.
During the third quarter 2014, we received the Exploitation License for the Moqueta field and were the successful bidder on the Putumayo-31 Block in the Putumayo Basin of Colombia in Colombia's National Hydrocarbon Agency ("ANH") 2014 Bid Round and the award with operatorship was subsequently approved by the ANH.

Outlook - Colombia

The 2014 capital program in Colombia is $248 million with $136 million allocated to drilling, $44 million to facilities and pipelines and $68 million for G&G expenditures.

Our planned work program for the remainder of 2014 in Colombia includes drilling one oil exploration well on the Chaza Block. We also plan to drill an additional two development wells on the Moqueta field and one development well on the Costayaco field of the Chaza Block.

We also plan to acquire 2-D seismic on the Guayuyaco (70% WI, operated), and Cauca-6 and 7 Blocks, and the Putumayo-10 Block (70% WI, operated), and to continue the acquisition of 2-D seismic on the Sinu-1 and Sinu-3 Blocks. Facilities work is also planned for the Chaza and Llanos-22 Blocks.

Segmented Results from Continuing Operations – Peru

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
(Thousands of U.S. Dollars)
Interest income	$1	$1	—	$1	$27	(96)

DD&A expenses	109	73	49	420	272	54
G&A expenses	2,360	1,234	91	6,331	3,621	75
Foreign exchange loss	877	98	795	1,061	1,118	(5)
	3,346	1,405	138	7,812	5,011	56

Loss from continuing operations before income taxes	$(3,345)	$(1,404)	138	$(7,811)	$(4,984)	57

For the three and nine months ended September 30, 2014, loss from continuing operations before income taxes in Peru was $3.3 million and $7.8 million, respectively, compared with $1.4 million and $5.0 million in the comparable periods in 2013. The increase in loss from continuing operations before income taxes was primarily due to an increase in G&A expenses. In the three and nine months ended September 30, 2014, the increase in G&A expenses was due to higher salaries expense as a result of an increased headcount and higher consulting fees due to expanded operations, partially offset by increased G&A allocations to capital projects.

Capital Program – Peru

Capital expenditures in the three months ended September 30, 2014, were $40.7 million bringing total capital expenditures for the nine months ended September 30, 2014, to $103.5 million. Capital expenditures in the three months ended September 30, 2014, consisted of drilling of $22.4 million, G&G expenditures of $10.5 million, facilities expenditures of $2.5 million and, asset retirement obligation and other asset expenditures of $5.3 million.

The significant elements of our third quarter 2014 capital program in Peru were:

•
On Block 95 (100% WI, operated), we continued engineering, procurement and construction work in preparation for a long-term production test and drilling of the Bretaña Sur appraisal well and purchased long-lead items for future drilling activities on this field.

•
On Block 107 (100% WI, operated), we commenced the acquisition of 2-D seismic and continued the refurbishment of a seismic camp. On Block 133 (100% WI, operated), we continued work to obtain the necessary environmental and social permits for future seismic programs.

Outlook - Peru

The 2014 capital program in Peru is $175 million with $121 million allocated to drilling, $16 million for facilities and $38 million for G&G expenditures.

Our planned work program for the remainder of 2014 includes drilling an appraisal well in the Bretaña field and the completion of crude oil processing and loading facilities in order to initiate a long-term production test in the fourth quarter of 2014. Additionally, we expect to complete the acquisition of 2-D seismic on Block 107, continue work to obtain the necessary environmental and social permits in anticipation of drilling our first exploration wells on Blocks 107, 123 and 129 in future years and continue work to obtain the necessary environmental and social permits for planned seismic programs on Blocks 133.

Segmented Results from Continuing Operations – Brazil

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
(Thousands of U.S. Dollars)
Oil sales	$7,702	$6,584	17	$22,410	$18,738	20
Interest income	433	281	54	1,292	292	342
	8,135	6,865	18	23,702	19,030	25

Operating expenses	1,688	1,606	5	5,414	5,318	2
DD&A expenses	2,429	4,129	(41)	7,249	15,143	(52)
G&A expenses	659	2,852	(77)	2,734	3,595	(24)
Foreign exchange loss (gain)	1,613	(1,385)	216	859	(1,363)	163
	6,389	7,202	(11)	16,256	22,693	(28)

Income (loss) from continuing operations before income taxes	$1,746	$(337)	618	$7,446	$(3,663)	303

Production (1)

Oil and NGL's, bbl	92,361	69,136	34	247,901	199,929	24

Average Prices

Oil and NGL's per bbl	$83.39	$95.23	(12)	$90.40	$93.72	(4)

Segmented Results of Operations per bbl

Oil sales	$83.39	$95.23	(12)	$90.40	$93.72	(4)
Interest income	4.69	4.06	16	5.21	1.46	257
	88.08	99.29	(11)	95.61	95.18	—

Operating expenses	18.28	23.23	(21)	21.84	26.60	(18)
DD&A expenses	26.30	59.72	(56)	29.24	75.74	(61)
G&A expenses	7.14	41.25	(83)	11.03	17.98	(39)
Foreign exchange loss (gain)	17.46	(20.03)	187	3.47	(6.82)	151
	69.18	104.17	(34)	65.58	113.50	(42)

Income (loss) from continuing operations before income taxes	$18.90	$(4.88)	487	$30.03	$(18.32)	264

(1)	Production represents production volumes NAR adjusted for inventory changes.

For the three and nine months ended September 30, 2014, income from continuing operations before income taxes was $1.7 million and $7.4 million compared with loss from continuing operations before income taxes of $0.3 million and $3.7 million in the comparable periods in 2013. Income from continuing operations before income taxes resulted from increased oil and natural gas sales, decreased DD&A and G&A expenses, partially offset by foreign exchange losses. In the second quarter of 2013, we recorded a ceiling test impairment loss of $2.0 million due to lower realized prices and an increase in estimated operating costs.

Oil and NGL production in Brazil is from the Tiê field in Block 155 in the onshore Recôncavo Basin. Oil and NGL production for the three and nine months ended September 30, 2014, increased to 92.4 Mbbl or 1,004 bopd and 247.9 Mbbl or 908 bopd compared with 69.1 Mbbl or 751 bopd and 199.9 Mbbl or 732 bopd, respectively, in the comparable periods in 2013. Production increased primarily as a result of the successful dual completion of the 4-GTE-04-BA well, partially offset by the impact of well downtime for workovers. Our production in Brazil continues to be limited due to gas flaring restrictions and we are continuing to evaluate options to mitigate the effect of these restrictions.

Revenue and other income increased to $8.1 million and $23.7 million, respectively, for the three and nine months ended September 30, 2014, compared with $6.9 million and $19.0 million in the comparable periods in 2013. The increase was due to higher production levels, partially offset by decreased average realized prices. For the three and nine months ended September 30, 2014, the average realized price per bbl for oil decreased by 12% to $83.39 and by 4% to $90.40, respectively. The price we receive in Brazil is at a discount to Brent due to refining and quality discounts.

Operating expenses increased to $1.7 million and $5.4 million, respectively, for the three and nine months ended September 30, 2014, compared with $1.6 million and $5.3 million in the comparable periods in 2013. On a per bbl basis, operating expenses decreased to $18.28 and $21.84 for the three and nine months ended September 30, 2014, respectively, from $23.23 per bbl and $26.60 per bbl in the corresponding periods in 2013, respectively. Operating expenses per bbl decreased due to lower water disposal and slickline services costs, partially offset by increased workover expenses in the nine months ended September 30, 2014.

DD&A expenses were $2.4 million ($26.30 per bbl) and $7.2 million ($29.24 per bbl) in the three and nine months ended September 30, 2014, respectively, compared with $4.1 million ($59.72 per bbl) and $15.1 million ($75.74 per bbl) in the comparable periods in 2013. In the second quarter of 2013, we recorded a ceiling test impairment loss of $2.0 million, as discussed earlier. On a per bbl basis, in addition to the 2013 impairment charge, the decrease was due to an increase in reserves and a decrease in costs in the depletable base relating to lower future development costs and the receipt of a termination payment relating to a former joint venture in the third quarter of 2013 that reduced the cost base.

G&A expenses were $0.7 million ($7.14 per bbl) and $2.7 million ($11.03 per bbl) in the three and nine months ended September 30, 2014, respectively, compared with $2.9 million ($41.25 per bbl) and $3.6 million ($17.98 per bbl) in the comparable periods in 2013. The decrease in G&A expenses was primarily due to withholding taxes on intercompany charges recorded in 2013 G&A expenses, partially offset by increased salaries expense due to increased headcount and lower G&A allocations to capital projects within the business unit as a result of lower capital activity in 2014.

For the three and nine months ended September 30, 2014, foreign exchange losses were $1.6 million and $0.9 million, respectively, compared with foreign exchange gains of $1.4 million in the three and nine months ended September 30, 2013. The Brazilian Real weakened by 11% and 1% against the U.S. dollar in the three months ended September 30, 2014 and 2013, respectively and by 5% and 9% against the U.S. dollar in the nine months ended September 30, 2014 and 2013, respectively.

Capital Program – Brazil

Capital expenditures in the three months ended September 30, 2014, were $3.4 million bringing total capital expenditures for the nine months ended September 30, 2014, to $17.2 million. Capital expenditures in the three months ended September 30, 2014 included drilling of $1.9 million, G&G expenditures of $0.4 million, and other expenditures of $1.1 million.

Our third quarter 2014 capital program in Brazil included:

•	On Block REC-T-155 (100% WI, operated), we continued to evaluate alternatives for the 1-GTE-07HPC-BA exploration well and performed planning activities for future drilling activity.
Outlook – Brazil

The 2014 capital program in Brazil is $26 million with $14 million allocated to drilling, $3 million to facilities and pipelines and $9 million for G&G and other expenditures.

Our planned work program for the remainder of 2014 in Brazil will focus on facilities work in the Tiê field along with 3-D seismic acquisition on Block REC-T-86, Block REC-T-117 and Block REC-T-118. We will continue the study of two unconventional resource plays in 2014 through core analysis, geochemistry studies, 3-D seismic acquisition and re-processing and evaluating ongoing fracture stimulation test results, among other activities in an effort to establish the commercial viability of the resource opportunity in oil-saturated tight sandstones and shales in the Recôncavo Basin.

Julio Cesar Moreira, President of Gran Tierra Energy Brazil, will be leaving Gran Tierra Energy Brazil on November 7, 2014.  Mr. Moreira’s responsibilities will be taken over by two current members of management of Gran Tierra Energy Brazil, who are being promoted to General Manager of Brazil and Operations Director of Brazil, respectively.

Results from Continuing Operations - Corporate Activities

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013 (1)	% Change	2014 (1)	2013 (1)	% Change
(Thousands of U.S. Dollars)
Interest income	$240	$126	90	$448	$456	(2)

DD&A expenses	254	246	3	726	767	(5)
G&A expenses	6,129	4,647	32	16,697	11,614	44
Foreign exchange loss (gain)	274	(101)	371	155	412	(62)
Financial instruments loss	2,540	—	—	2,201	—	—
	9,197	4,792	92	19,779	12,793	55

Loss from continuing operations before income taxes	$(8,957)	$(4,666)	92	$(19,331)	$(12,337)	57

(1) Certain entities which were previously reported in Corporate Activities were sold as part of the Argentina business unit, and amounts previously reported in Corporate Activities related to these entities have been reclassified to loss from discontinued operations.

G&A expenses in the three and nine months ended September 30, 2014, were $6.1 million and $16.7 million, respectively, compared with $4.6 million and $11.6 million in the comparable periods in 2013. For the three months ended September 30, 2014, the increase in G&A expenses was primarily due to increased consulting expenses related to new information technology and legal fees for corporate reorganizations and related tax planning fees.

For the nine months ended September 30, 2014, the increase in G&A expenses was primarily due to higher salaries, higher consulting and information technology expenses associated with increased activity and higher stock-based compensation expense associated with RSUs and stock options granted. The annual grant to employees was not made until May 2013 in the prior year, therefore, no expense was recorded relating to the annual grant in the three months ended March 31, 2013, reducing stock-based compensation expense for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we received $1.0 million from the U.S. Federal Government for assets recovered from our former U.S. securities counsel as compensation for damages suffered in 2006. This amount was recorded as a reduction of G&A expenses in the corresponding period in 2013.

Financial instruments loss was $2.5 million and $2.2 million in the three and nine months ended September 30, 2014, respectively, and consisted solely of unrealized financial instruments losses on the Madalena shares we received in connection with the sale of our Argentina business unit.

Results from Discontinued Operations

On June 25, 2014, we sold our Argentina business unit to Madalena for aggregate consideration of $69.3 million, comprising $55.4 million in cash and $13.9 million in Madalena shares.

Loss from discontinued operations, net of income taxes was $nil and $27.0 million for the three and nine months ended September 30, 2014, respectively, compared with $7.2 million and $11.0 million, respectively, in the corresponding periods in 2013. For the nine months ended September 30, 2014, loss from discontinued operations, net of tax, included loss on disposal of $19.3 million and loss from operations after income taxes of $7.7 million.

The following table presents results from discontinued operations before income taxes for the three and nine months ended September 30, 2014, and the corresponding periods in 2013. Results from discontinued operations before income taxes for the nine months ended September 30, 2014, was calculated to the date of sale of June 25, 2014. Loss from operations of discontinued operations before income taxes for the three months ended September 30, 2014, was $nil due to the sale of our Argentina business unit on June 25, 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 (1)	2013 (1) (2)	% Change	2014 (1)	2013 (1) (2)	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$—	$18,151	(100)	$31,938	$54,621	(42)
Interest income	—	165	(100)	47	714	(93)
	—	18,316	(100)	31,985	55,335	(42)

Operating expenses	—	10,518	(100)	14,612	27,422	(47)
DD&A expenses	—	7,606	(100)	13,684	22,986	(40)
G&A expenses	—	2,905	(100)	5,579	7,960	(30)
Foreign exchange loss	—	1,450	(100)	4,362	3,220	35
	—	22,479	(100)	38,237	61,588	(38)

Loss from operations of discontinued operations before income taxes	$—	$(4,163)	(100)	$(6,252)	$(6,253)	—

Production (3)

Oil and NGL's, bbl	—	202,960	(100)	377,795	673,919	(44)
Natural gas, Mcf	—	278,186	(100)	713,262	918,402	(22)
Total production, BOE	—	249,324	(100)	496,672	826,986	(40)

Average Prices

Oil and NGL's per bbl	$—	$83.09	(100)	$75.98	$75.20	1
Natural gas per Mcf	$—	$4.62	(100)	$4.53	$4.29	6

Segmented Results of Operations per BOE

Oil and natural gas sales	$—	$72.80	(100)	$64.30	$66.05	(3)
Interest income	—	0.66	(100)	0.09	0.86	(90)
	—	73.46	(100)	64.39	66.91	(4)

Operating expenses	—	42.19	(100)	29.42	33.16	(11)
DD&A expenses	—	30.51	(100)	27.55	27.79	(1)
G&A expenses	—	11.65	(100)	11.23	9.63	17
Foreign exchange loss	—	5.82	(100)	8.78	3.89	126
	—	90.17	(100)	76.98	74.47	3

Loss from operations of discontinued operations before income taxes	$—	$(16.71)	(100)	$(12.59)	$(7.56)	67

(1) Results from discontinued operations before income taxes for the nine months ended September 30, 2014, were calculated to the date of sale of June 25, 2014.

(2) Certain entities which were previously reported in Corporate Activities were sold as part of the Argentina business unit. Amounts in the table above include results of these entities which were insignificant in addition to results of the Argentina segment.

(3) Production represents production volumes NAR adjusted for inventory changes.

For the nine months ended September 30, 2014, loss from operations of discontinued operations before income taxes was $6.3 million which was consistent with the comparative period in 2013. Results from discontinued operations before income taxes for the nine months ended September 30, 2014, were calculated to the date of sale of June 25, 2014, and, therefore, included only six months of results compared with nine months in the corresponding period in 2013. We reclassified the Argentina assets as assets held for sale on May 29, 2014, and ceased recognizing DD&A expense on the assets from this date.

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $360.4 million compared with $428.8 million at December 31, 2013.

We believe that our cash resources, including cash on hand, cash generated from operations and use of our credit facility, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for 2014 and our planned operations for the next 12 months, given current oil price trends and production levels. In accordance with our investment policy, cash balances are held in our primary cash management bank, HSBC Bank plc., in interest earning current accounts or are invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

At September 30, 2014, 85% of our cash and cash equivalents was generally not available to fund domestic or head office operations unless funds are repatriated, because it was held by subsidiaries and partnerships outside of Canada and the United States. At this time, we do not intend to repatriate further funds, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

At September 30, 2014, one of our subsidiaries had a credit facility with a syndicate of banks, led by Wells Fargo Bank National Association as administrative agent. This reserve-based facility has current borrowing base of $150 million and a maximum borrowing base up to $300 million and is supported by the present value of the petroleum reserves of two of our subsidiaries with operating branches in Colombia and our subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus a margin ranging between 2.25% and 3.25% per annum depending on the rate of borrowing base utilization. In addition, a stand-by fee of 0.875% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The credit facility was entered into on August 30, 2013, and became effective on October 31, 2013, for a three-year term. Subsequent to the effective date, we have not drawn down any amounts under the new credit facility. Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. Under the terms of the credit facility, we cannot pay any dividends to our shareholders if we are in default under the facility and, if we are not in default, we are required to obtain bank approval for any dividend payments exceeding $2.0 million in any fiscal year.

Cash Flows

During the nine months ended September 30, 2014, our cash and cash equivalents decreased by $68.4 million as a result of cash used in investing activities of $219.4 million (including $12.4 million of cash used by investing activities of discontinued operations), partially offset by cash provided by operating activities of $139.8 million (included $4.8 million of cash used in operating activities of discontinued operations) and cash provided by financing activities of $11.2 million. During the nine months ended September 30, 2013, our cash and cash equivalents increased by $140.4 million as a result of cash provided by operating activities of $349.1 million (included $28.2 million of cash provided by operating activities of discontinued

operations) and cash provided by financing activities of $3.4 million, partially offset by cash used in investing activities of $212.1 million (included $13.1 million cash used for investing activities of discontinued operations).

Cash provided by operating activities of continuing operations in the nine months ended September 30, 2014, was primarily affected by decreased oil and natural gas sales, increased G&A expenses and realized foreign exchange loss, and a $116.4 million change in assets and liabilities from operating activities. These decreases were partially offset by lower income tax expenses and realized financial instruments gain. The main changes in assets and liabilities from operating activities were as follows: accounts receivable increased by $61.2 million primarily due to an increase in the number of days of sales outstanding in Colombia as a result of a higher portion of sales being to Ecopetrol which has longer payment terms than our other significant customers; inventory increased by $1.7 million primarily due to the timing of recognition of oil sales to a customer in Colombia where the sale is not recognized until the customer exports oil; accounts payable and accrued liabilities decreased by $1.0 million due to the timing of payments for drilling activity, partially offset by higher accruals for trucking costs; and net taxes payable decreased by $55.1 million primarily due to payment of 2013 income taxes in Colombia.

Cash provided by operating activities of continuing operations in the nine months ended September 30, 2013, was affected by increased oil and natural gas sales, decreased G&A expenses, and lower realized foreign exchange losses. These increases were partially offset by increased operating and income tax expenses. and a $48.5 million increase in assets and liabilities from operating activities. The main changes in assets and liabilities from operating activities were as follows: accounts receivable increased by $35.6 million primarily due to higher production in Colombia; inventory decreased by $12.6 million primarily due to the timing of recognition of oil sales to a short-term customer in Colombia where the sale was recognized when the customer exported oil; accounts payable and accrued liabilities decreased by $8.3 million due to the timing of payments for drilling activity and reduced capital activity; and taxes payable increased and taxes receivable decreased for a combined effect of
$80.9 million resulting in net taxes payable due to increased taxable income in Colombia, increased taxes in Brazil as a result of the receipt of a termination payment and the reimbursement of value added tax receivable.

Cash used in investing activities of continuing operations in the nine months ended September 30, 2014, included cash capital expenditures of $250.6 million which was partially offset by proceeds from the sale of the Argentina business unit net of cash sold and transaction costs of $42.8 million and a decrease in restricted cash of $0.9 million. Cash outflows from investing activities of continuing operations in the nine months ended September 30, 2013, included cash capital expenditures of $249.6 million and an increase in restricted cash of $4.9 million, partially offset by proceeds from sale of oil and gas properties of $55.5 million.

Cash provided by financing activities of continuing operations in the nine months ended September 30, 2014 and 2013, related to proceeds from issuance of shares of our Common Stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As at September 30, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2013 Annual Report on Form 10-K, filed with the SEC on February 26, 2014, and have not changed materially since the filing of that document, except as disclosed below.

Derivative Activities

We purchase Colombian peso non-deliverable forward contracts for purposes of fixing the exchange rate at which we will purchase or sell Colombian pesos to settle our income tax installment payments. Under the terms of our foreign exchange forward contracts, we will receive Colombian pesos and pay U.S. dollars or pay Colombian pesos and receive U.S. dollars based on a total notional amount.

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

Foreign currency risk is a factor for our company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. We have engaged in non-deliverable foreign exchange contracts to buy or sell Colombian pesos in order to fix the exchange rate of our income tax installment payments in Colombia. Our reporting currency is U.S. dollars and essentially 100% of our revenues are related to the U.S. dollar price of WTI or Brent oil.

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

Additionally, foreign exchange gains and losses result from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $80,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar. At September 30, 2014, we held Colombia peso non-deliverable forward contracts totaling 26,087.2 million Colombian pesos for purposes of fixing the exchange rate at which we will purchase and/or sell Colombian pesos to settle our income tax installment payments due in February 2015.

Exchange Rate Sensitivity

The table below provides information about our foreign currency forward exchange agreement at September 30, 2014, including the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. Expected cash flows from the forward contract equals the fair value of the contract. The information is presented in U.S. dollars because that is our reporting currency. The increase or decrease in the value of the forward contract is offset by the increase or decrease to the U.S. dollar equivalent of the Colombian peso current tax liabilities.

Forward contracts
Currency	Contract Type	Notional (Millions of Colombian Pesos)	Weighted Average Fixed Rate Received (Colombian Pesos - U.S. Dollars)	Fair Value of the Forward Contracts (thousands of U.S. Dollars)	Expiration
Colombian pesos	Buy	15,811.9	1,885	(652)	February 2015
Colombian pesos	Sell	10,275.3	1,895	414	February 2015

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

Equity Investment in Madalena Energy Inc.

We hold an equity investment in Madalena Energy Inc. ("Madalena"), received as consideration in the sale of our Argentina business unit, which closed June 25, 2014. We hold 29,831,537 shares of Madalena which had a value of $11.7 million and represented approximately 5.7% of Madalena's outstanding shares at September 30, 2014. These shares trade on the TSX Venture Exchange, and as such are subject to changes in value that are outside of our control. Pursuant to Canadian securities regulation, we were unable to trade these shares before October 26, 2014. In addition, we may face other market related obstacles such as trading volume and value in divesting these shares.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of September 30, 2014, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published an updated Internal Control - Integrated Framework and related illustrative documents which will supersede the 1992 COSO Framework as of December 15, 2014. As of September 30, 2014, Gran Tierra was utilizing the original framework published in 1992, but is transitioning to the COSO 2013 Framework as it relates to its Internal Control over Financial Reporting.

PART II - Other Information

Item 1. Legal Proceedings

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 above, Gran Tierra’s production from the Costayaco Exploitation Area is subject to the HPR royalty, which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. The ANH has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which was contested by Gran Tierra because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. Gran Tierra also believes that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process under the Chaza Contract by filing on January 14, 2014, an arbitration claim before the Center for Arbitration and Conciliation of the Chamber of Commerce of Bogotá, Colombia, seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. The ANH has filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that Gran Tierra breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. Gran Tierra filed a response to the ANH's counterclaim and filed its comments on the ANH's responses to Gran Tierra's claim. The ANH filed an amended counterclaim and Gran Tierra filed a response to the ANH's amended counterclaim. As at September 30, 2014, total cumulative production from the Moqueta Exploitation Area was 3.7 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $59.7 million. At this time, no amount has been accrued in the financial statements nor deducted from our reserves for the disputed HPR royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $38.9 million as at September 30, 2014. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

We have several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We record costs as they are incurred or become probable and determinable.

Item 1A. Risk Factors

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 26, 2014, are set forth below and are unchanged substantively at September 30, 2014, other than those designated by an asterisk “*”, which changes include the deletion of disclosure in risk factors relating to our former Argentina operations, which have been deleted as we sold our Argentina business unit on June 25, 2014, as well as the deletion of those entire risk factors relating solely to our former Argentina operations.

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

We operate principally in the Putumayo Basin in Colombia, and have properties in other basins, including the Catatumbo, Cauca, Llanos, Sinu-San Jacinto, Middle Magdalena and Lower Magdalena Basins. The Putumayo and Catatumbo regions have been the breeding place of guerrilla activity. Pipelines have been primary targets because such pipelines cannot be adequately secured due to the sheer length of such pipelines and the remoteness of the areas in which the pipelines are laid. The Ecopetrol-operated Trans-Andean oil pipeline (the "OTA pipeline”) which transports oil from the Putumayo region and upon which we materially rely has been targeted by these guerrilla groups. Starting in 2008, the OTA pipeline experienced outages of various lengths. In 2012, the

OTA pipeline was shutdown for over 162 days and the shutdown had a material adverse effect on our deliveries to Ecopetrol and our financial performance for 2012. Recently we have experienced outages from October 2012 through to October 2014. In 2013, the OTA pipeline was shutdown for approximately 229 days. In the nine months ended September 30, 2014, the OTA pipeline was shutdown for approximately 155 days. We have employed mitigation strategies as discussed in the risk "We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses" later in this section. Such disruptions may continue indefinitely and could harm our business.

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

*Our Lack of Diversification Will Increase the Risk of an Investment in Our Common Stock.

Our business focuses on the oil and gas industry in a limited number of properties in Colombia, Peru, and Brazil. Most of our production is in one basin in Colombia. As a result, we lack diversification, in terms of both the nature and geographic scope of our business. Accordingly, factors affecting our industry or the regions in which we operate, including the geographic remoteness of our operations and weather conditions, will likely impact us more acutely than if our business was more diversified. In particular, most of our production is from two fields in the Putumayo Basin in Colombia, and we depend on the OTA pipeline and alternative transportation arrangements to transport our oil to market. Cash flow from these sales funds a large part of our business. Disruptions to this pipeline, as described in the risk "We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses", or decline in production from these fields because of the natural aging cycle of the reservoir could harm our business in Colombia and other countries.

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

Problems with these pipelines can cause interruptions to our producing activities if they are for a long enough duration that our storage facilities become full. For example, we experienced disruptions in transportation on this pipeline in March and April of 2008, June, July and August of 2009, June, August, and September 2010, February 2011, February to August of 2012 and October 2012 to October 2014, as a result of sabotage by guerrillas. In addition, there is competition for space in these pipelines, and additional discoveries in our area of operations by other companies could decrease the pipeline capacity available to us. Trucking is an alternative to transportation by pipeline; however, it is generally more expensive and carries higher safety risks for us, our employees and the public.

Alternative transportation arrangements in Colombia allowed us to deliver our full production during 2013 and the first nine months of 2014; however, these deliveries result in reduced realized prices compared to the Ecopetrol operated OTA pipeline deliveries and are not necessarily sustainable. When disruptions are of a long enough duration, our sales volumes may be lower than normal, which will cause our cash flow to be lower than normal, and if our storage facilities become full, we can be forced to reduce production.

In Peru, oil produced during our long term test will be delivered via river barge. Suppliers of barges that meet our high standards for safety and reliability are limited and this may effect our ability to deliver the production volumes we have planned for the test.

*Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results.

In 2013, oil sales in Colombia were mainly to Ecopetrol and one other customer. During the nine months ended September 30, 2014, we sold to Ecopetrol and three other main customers. While oil prices in Colombia are related to international market prices, lack of competition and reliance on a limited number of customers for sales of oil may diminish prices and depress our financial results.

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

We operate our business in Colombia, Peru, and Brazil, and may eventually expand to other countries. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as nationalization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. Our production in Brazil was shut in for three weeks in October 2013 as a result of a strike by employees of Petrobras which affected the crude oil receiving terminal we use in the Recôncavo Basin, and we have experienced minor delays in trucking operations due to demonstrations and strikes in our operating area during the nine months ended September 30, 2014. We do not know how long such labor action will last, and if it lasts a significant amount of time, it may affect our ability to meet our production targets.

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

At September 30, 2014, 85% of our cash and cash equivalents was held by subsidiaries and partnerships outside of Canada and the United States. This cash is generally not available to fund domestic or head office operations unless funds are repatriated. At this time, we do not intend to repatriate funds, but if we did, we might have to accrue and pay taxes in certain jurisdictions on the distribution of accumulated earnings.

We Have an Aggressive Business Plan, and if We do not Have the Resources to Execute on Our Business Plan, We May Be Required to Curtail Our Operations.

Our capital program for 2014 calls for approximately $472 million to fund our exploration and development, which we intend to fund through cash on hand and cash flows from operations at current production and commodity price levels. Funding this program relies in part on oil prices remaining close to current levels or higher and other factors to generate sufficient cash flow. If we are not able to generate the sales which, together with our current cash resources, are sufficient to fund our capital program, we will not be able to efficiently execute our business plan which would cause us to decrease our exploration and development, which could harm our business outlook, investor confidence and our share price.

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

As discussed in Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 above, our production from the Costayaco Exploitation Area is subject to the HPR royalty, which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. The ANH has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which we contested because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. We also believe that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is our view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and we have initiated the dispute resolution process under the Chaza Contract and filed an arbitration claim seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. The ANH has filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that we breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. As at September 30, 2014, total cumulative production from the Moqueta Exploitation Area was 3.7 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $59.7 million. At this time no amount has been accrued in the financial statements nor deducted from our reserves for the disputed HPR royalty as we do not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $38.9 million as at September 30, 2014. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

*Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in U.S. dollars. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our income taxes in Colombia are paid in Colombian pesos. As a result, we are exposed to translation risk when local currency financial statements are translated to U.S. dollars, our functional currency. We are also exposed to transaction risk on settlement of payables and receivables denominated in foreign currency. We have purchased non-deliverable foreign exchange contracts to hedge some of the transaction risk related to our Colombian income tax payable. Since September 1, 2005, exchange rates between the Colombian peso and U.S. dollar have varied between 1,648 pesos to one U.S. dollar to 2,632 pesos to one U.S. dollar, a fluctuation of approximately 60%. Production in Brazil is invoiced and paid in Brazilian Reals. Since September 1, 2005, the exchange rate of the Brazilian Real has varied between 1.56 Reals to one U.S. dollar to 2.49 Reals to the U.S. dollar, a variance of 57%. Current and deferred tax liabilities in Colombia are denominated in Colombian pesos and the Colombian peso weakened by 5% against the U.S. dollar in the nine months ended September 30, 2014, resulting in a foreign exchange gain.

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

Tax law changes can impact the after tax profits available for expatriation. For example, the Colombian government has put forward text of its 2014 proposed tax bill that includes two new significant tax changes: an equity tax that would apply an annual 1.5% tax rate to net equity and an increase of 3% in the corporate income tax rate to 37%.  These changes are proposed to apply for the 4-year period 2015-2019, and if enacted could have a material adverse impact on our after tax profits in Colombia over that period.

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

We are subject to licensing and permitting requirements relating to exploring and drilling for and development of oil and natural gas, including seismic, environmental and many other operating permits. We may not be able to obtain, sustain or renew such licenses and permits on a timely basis or at all. For example, the permitting process in Peru takes significant time, meaning that exploration and development projects have a longer cycle time to completion than they might elsewhere. In Colombia, other drilling and development projects are being delayed, most significantly our Moqueta field development, because of delays at the Ministry of the Environment and other government departments. During the third quarter 2014, we received the Exploitation License for the Moqueta field, however delays in receiving it contributed to operational delays and higher development costs. In addition, environmental and social evaluation demands have increased in Colombia, causing permit processing to take longer than previously experienced in the areas where we operate and, in some areas where we operate, such as the Department of Putumayo, despite the receipt of the proper permits, there are new procedures being utilized by new ethnic communities to make further economic demands on operators to continue to operate in the region, such as the use of the Local Court to obtain a tutela, or writ of protection. These delays and demands are also significantly impacting other industry participants. Regulations and policies relating to these licenses and permits may change, be implemented in a way that we do not currently anticipate or take significantly greater time to obtain. These licenses and permits are subject to numerous requirements, including compliance with the environmental regulations of the local governments. As we are not the operator of all the joint ventures we are currently involved in, we may rely on the operator to obtain all necessary permits and licenses. If we fail to comply with these requirements, we could be prevented from drilling for oil and natural gas, and we could be subject to civil or criminal liability or fines. Revocation or suspension of our environmental and operating permits could have a material adverse effect on our business, financial condition and results of operations. For example, currently in Brazil, we are subject to restrictions on flaring natural gas, which have the impact of limiting our production capacity. We have examined other alternatives for producing and delivering the gas, however, however, to date, we have not been able to successfully implement any of these alternatives.

Our Exploration for Oil and Natural Gas Is Risky and May Not Be Commercially Successful, Impairing Our Ability to Generate Revenues from Our Operations.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our exploration expenditures may not result in new discoveries of oil or natural gas in commercially viable quantities or at a commercially viable cost. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. For example, in January 2014, the Corunta-1 exploration well on the west flank of the Moqueta field encountered drilling problems prior to reaching the reservoir target on this long-reach deviated well, and the decision was made to abandon the well. The target location may be drilled again in the future with a revised drilling plan. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

Our Inability to Obtain Necessary Facilities and/or Equipment Could Hamper Our Operations.

Oil and natural gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities or equipment may not be proximate to our operations, which will increase our expenses. For example, our development and exploration projects in Peru are in remote areas that require barge and helicopter transportation which adds dramatically to the cost of these operations. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities or equipment may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment, transportation or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

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

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. Earthquakes or weather related phenomena such as heavy rain, landslides, storms and hurricanes can also cause problems in drilling new wells. There are also risks in producing oil and natural gas from existing facilities. For example, in January 2014, the Corunta-1 exploration well on the west flank of the Moqueta field encountered drilling problems prior to reaching the reservoir target on this long-reach deviated well, and the decision was made to abandon the well. The target location may be drilled again in the future with a revised drilling plan. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. Incidents such as these can lead to serious injury, property damage and even loss of life. We generally obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

*Prices and Markets for Oil and Natural Gas Are Unpredictable and Tend to Fluctuate Significantly, Which Could Reduce Our Profitability, Growth and Value.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for West Texas Intermediate ("WTI") per bbl has varied from $66 in 2006 to $98 in 2013, and $99 in the nine months ended September 30, 2014, demonstrating the inherent volatility in the market. The average Brent oil price per bbl was $111 in 2011, $112 in 2012, $109 in 2013 and $106.56 in the nine months ended September 30, 2014. Given the current economic environment and unstable conditions in the Middle East, North Africa, the United States and Europe, the oil price environment is unpredictable and unstable. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

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

If our property rights are reduced, whether by governmental action or third party challenges, our ability to conduct our exploration, development and production may be impaired. See the risk factor "Disputes or Uncertainties May Arise in Relation to Our Royalty Obligations" for a description of our dispute with the ANH regarding royalties payable on our Chaza Block and the resulting challenge to our contract for that block.

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

GRAN TIERRA ENERGY INC.

Date: November 5, 2014	/s/ Dana Coffield
By: Dana Coffield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2014	/s/ James Rozon
By: James Rozon
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008 (SEC File No. 001-34018).

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3, filed with the SEC on October 10, 2008 (SEC File No. 333-153376).

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited. +	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

2.4	Share Purchase and Sale Offer, dated May 29, 2014, by Gran Tierra Petroco Inc. +	Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q, filed with the SEC on July 1, 2014 (SEC File No. 001-34018).

2.5	Share Purchase and Sale Offer, dated May 29, 2014, by Gran Tierra Energy Inc., an Alberta corporation, and PCESA Petroleros Canadienses De Ecuador S.A. +	Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q, filed with the SEC on July 1, 2014 (SEC File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2014 (SEC File No. 001-34018).

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 26, 2014 (SEC File No. 001-34018).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.4	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

10.1	Retirement Executive Employment Agreement dated August 18, 2014, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Shane O'Leary.	Filed herewith.

10.2	Executive Employment Agreement dated July 31, 2014, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Duncan Nightingale.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014 (SEC File No. 001-34018).

10.3	Employment Agreement dated July 31, 2014, between Gran Tierra Energy Colombia Ltd. and Adrián Santiago Coral Pantoja.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014 (SEC File No. 001-34018).

10.4
Amendment to Crude Oil Transportation Agreement for the Mansoyá - Orito pipeline, dated as of September 19, 2014, between Gran Tierra Energy Colombia Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Filed herewith.

10.5
Amendment to Crude Oil Transportation Agreement for the Mansoyá - Orito pipeline, dated as of September 19, 2014, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Filed herewith.

10.6
Amendment to Crude Oil Transportation Agreement for the Orito - Tumaco Pipeline pipeline, dated as of September 19, 2014, between Gran Tierra Energy Colombia Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Filed herewith.

10.7
Amendment to Crude Oil Transportation Agreement for the Orito - Tumaco Pipeline pipeline, dated as of September 19, 2014, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Filed herewith.

10.8	Consulting Agreement dated September 11, 2014, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Shane O'Leary.	Filed herewith.

10.9	Amendment to Costayaco Oil Sale and Purchase Agreement, dated as of October 7, 2014, between Gran Tierra Energy Colombia Ltd. and Gunvor Colombia CI S.A.S.	Filed herewith.

10.10	Amendment to Costayaco Oil Sale and Purchase Agreement, dated as of October 7, 2014, between Petrolifera Petroleum (Colombia) Ltd. and Gunvor Colombia CI S.A.S.	Filed herewith.

10.11	Amendment to agreement between Gran Tierra Energy Colombia, Ltd and Ecopetrol S.A., dated October 9, 2014, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Filed herewith.

10.12	Amendment to agreement between Petrolifera Petroleum (Colombia) Ltd. and Ecopetrol S.A., dated October 9, 2014, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Filed herewith.

31.1	Certification of Principal Executive Officer.	Filed herewith.

31.2	Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.
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