Form 10-K
period 2014-12-31
GRAN TIERRA ENERGY INC.
filed 2015-03-02
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from __________ to  __________

Commission file number 001-34018

GRAN TIERRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0479924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200, 150 13 Avenue S.W. Calgary, Alberta, Canada T2R 0V2
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.2 billion (including shares issuable upon exercise of exchangeable shares). Aggregate market value excludes an aggregate of 1,080,214 shares of Common Stock and 7,404,427 shares issuable upon exercise of exchangeable shares held by officers and directors on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On February 24, 2015, the following numbers of shares of the registrant’s capital stock were outstanding: 276,108,951 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value, representing 4,524,627 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing 5,558,518 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2015 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

Gran Tierra Energy Inc.

Annual Report on Form 10-K

Year Ended December 31, 2014

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

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

Production represents production volumes NAR adjusted for inventory changes and losses. Our oil and gas reserves are also reported NAR.

NGL volumes are converted to BOE on a one-to-one basis with oil. Gas volumes are converted to BOE at the rate of 6 Mcf of gas per bbl of oil, based upon the approximate relative energy content of gas and oil. The rate is not necessarily indicative of the relationship between oil and gas prices. BOEs may be misleading, particularly if used in isolation. A BOE conversion ratio of 6 Mcf:1 bbl is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

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

Seismic data is used by oil and natural gas companies as the principal source of information to locate oil and natural gas deposits, both for exploration for new deposits and to manage or enhance production from known reservoirs. To gather seismic data, an energy source is used to send sound waves into the subsurface strata. These waves are reflected back to the surface by underground formations, where they are detected by geophones which digitize and record the reflected waves. Computer software applications are then used to process the raw data to develop an image of underground formations. 2-D seismic is the standard acquisition technique used to image geologic formations over a broad area. 2-D seismic data is collected by a single line of energy sources which reflect seismic waves to a single line of geophones. When processed, 2-D seismic data produces an image of a single vertical plane of sub-surface data. 3-D seismic data is collected using a grid of energy sources, which are generally spread over several square miles. A 3-D seismic survey produces a three dimensional image of the subsurface geology by collecting seismic data along parallel lines and creating a cube of information that can be divided into various planes, thus improving visualization. For these reasons, 3-D seismic data is generally considered a more reliable indicator of potential oil and natural gas reservoirs in the area evaluated.

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

PART I
Item 1. Business

General

Gran Tierra Energy Inc. together with its subsidiaries (“Gran Tierra”, "us", "our", or “we”) is an independent international energy company engaged in oil and gas acquisition, exploration, development and production. We own the rights to oil and gas properties in Colombia, Peru and Brazil.

Our principal executive offices are located at 200, 150-13th Avenue S.W., Calgary, Alberta, Canada. The telephone number at our principal executive offices is (403) 265-3221. All dollar ($) amounts referred to in this Annual Report on Form 10-K are United States (U.S.) dollars, unless otherwise indicated.

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

On June 25, 2014, we, through several of our indirect subsidiaries, sold our Argentina business unit to Madalena Energy Inc. ("Madalena") for aggregate consideration of $69.3 million, comprising $55.4 million in cash and $13.9 million in Madalena shares.

Largely as a result of the current low commodity price environment, we reevaluated our business strategy with a renewed focus on balancing the return and risk of our exploration and development projects. As a result, on February 19, 2015, we made the decision to cease all further development expenditures on the Bretaña field on Block 95 in Peru other than what is necessary to maintain tangible asset integrity and security. The high capital investment, associated debt financing and long-term payout horizon of this project does not align with our shift in strategy as announced on February 2, 2015.

Considering the current low commodity price environment and the significant aspects of the Bretaña field project which were no longer in line with our strategy, our Board of Directors determined that they would not proceed with the further capital investment required to develop the Bretaña field. As a result of this decision, all probable and possible reserves associated with the field were reclassified as contingent resources in a report with an effective date of January 31, 2015. Further as a result, $265.1 million of unproved properties relating to Block 95 were impaired at December 31, 2014. We expect to continue to identify and evaluate all options for the Bretaña field.

In 2014:

•	in Colombia, we continued to focus on developing our producing conventional light oil fields, including Costayaco and Moqueta, and on the generation of exploration prospects;

•
in Peru, we continued engineering, procurement and construction work in preparation for a long-term production test, commenced drilling the Bretaña Sur 95-3-4-1X well, drilled the Bretaña Sur 95-2-1XD water disposal well and continued to purchase long-lead items for future drilling activities on the Bretaña field on Block 95. Subsequent to year-end, the Bretaña Sur appraisal well completed drilling operations and encountered an oil column less than what we had estimated prior to drilling. On Block 107, we commenced the acquisition of 2-D seismic and continued the refurbishment of a base camp; and

•
in Brazil, on Block REC-T-155 we successfully completed the dual completions of the 3-GTE-03-BA and 4-GTE-04-BA development wells in the Tiê field and completed a single stage fracture stimulation on the 1-GTE-8DP-BA exploration well, commenced the acquisition of 3-D seismic on Blocks REC-T-86, REC-T-117 and REC-T-118, and performed planning activities for future drilling activity.

In the year ended December 31, 2014, we incurred capital expenditures of $416.2 million (excluding changes in non-cash working capital). In 2014, capital expenditures included drilling expenditures of $245.3 million, geological and geophysical (“G&G”) expenditures of $96.1 million, facilities expenditures of $36.6 million and other expenditures of $38.3 million.

Our acreage as of December 31, 2014, including acquisitions and excluding acres where relinquishments and acreage changes were subject to various government approvals, included:

•
3.4 million gross acres (2.8 million net) in Colombia covering 16 exploration and production contracts, five of which were producing and 15 of which were operated by Gran Tierra (excludes 0.9 million gross and net acres on four blocks where relinquishments were subject to approval and acreage changes, also subject to approval, on a further two blocks and includes 126,792 gross and 88,754 net acres on a block where the acquisition was subject to approval);

•	47,734 gross acres (47,734 net) in Brazil covering seven exploration blocks, one of which was producing and all of which were operated by Gran Tierra; and

•	5.7 million gross acres (5.7 million net) in Peru covering five exploration licenses, none of which were producing and all of which were operated by Gran Tierra.

Oil and Gas Properties – Colombia

We have interests in 19 blocks in Colombia and are the operator in 17 blocks. The Chaza, Guayuyaco, Garibay, Llanos-22 and Santana Blocks have producing oil wells. During the year ended December 31, 2014, 83% of our consolidated production, NAR adjusted for inventory changes and losses, was from the Chaza Block. During 2014, we relinquished our interest in the Rumiyaco and Rio Magdalena Blocks. Relinquishments on four other blocks are pending final documentation to become effective. During 2014, we signed a farm-in agreement for the Putumayo-4 Block; however, this farm-in is subject to completion of due diligence associated with the Putumayo-4 Exploration and Production Contract to our satisfaction and Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) approval. We also assigned our working interest in the Turpial Block to a third party.

Royalties

Colombian royalties are regulated under laws 756 of 2002 and 1530 of 2012. All discoveries made subsequent to the enactment of law 756 of 2002 have the sliding scale royalty described below. Discoveries made before the enactment of this law have a royalty of 20%. The ANH contracts to which we are a party all have royalties that are based on a sliding scale described in law 756. This royalty works on an individual oil field basis starting with a base royalty rate of 8% for gross production of less than 5,000 bopd. The royalty increases in a linear fashion from 8% to 20% for gross production between 5,000 and 125,000 bopd and is stable at 20% for gross production between 125,000 and 400,000 bopd. For gross production between 400,000 and 600,000 bopd the rate increases in a linear fashion from 20% to 25%. For gross production in excess of 600,000 bopd the royalty rate is fixed at 25%. In addition to the sliding scale royalty, the Llanos-22, Sinu-1 and Sinu-3 Blocks have additional x-factor royalties of 1%, 3% and 17%, respectively.

For gas fields, the royalty is on an individual gas field basis starting with a base royalty rate of 6.4% for gross production of less than 28.5 MMcf of gas per day. The royalty increases in a linear fashion from 6.4% to 20% for gross production between 28.5 MMcf of gas per day and 3.42 Bcf of gas per day and is stable at 16% for gross production between 712.5 to 2,280 MMcf of gas per day. For gross production between 2.28 to 3.42 Bcf of gas per day the rate increases in a linear fashion from 16% to 20%. For gross production in excess of 3.42 Bcf of gas per day the royalty rate is fixed at 20%.

Pursuant to the Chaza Block exploration and production contract (the "Chaza Contract") between the ANH and Gran Tierra, our production from the Costayaco Exploitation Area is also subject to an additional royalty (the "HPR royalty") that applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. Pursuant to the Chaza Contract, any new Exploitation Area on the Chaza Block will also be subject to the HPR royalty once the production on such Exploitation Area exceeds five MMbbl of cumulative production. The Moqueta Exploitation Area in the Chaza Block and the Jilguero Exploitation Area in the Garibay Block will each be subject to the HPR royalty once production from each Exploitation Areas has reached five MMbbl.

There is a dispute with the ANH as to whether the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area or only after production from the Moqueta Exploitation Area has reached five MMbbl (see Item 3. “Legal Proceedings” and Item 8. "Financial Statements and Supplementary Data", below). As at December 31, 2014, total cumulative production from the Moqueta Exploitation Area was 4.2 MMbbl. The estimated HPR royalty that would be payable on cumulative production to that date if the ANH’s interpretation is successful is $64.1 million.

For exploration and production contracts awarded in the 2010, 2012 and 2014 Colombia Bid Rounds, the HPR royalty will apply once the production from the area governed by the contract, rather than any particular Exploitation Area designated under the contract, exceeds five MMbbl of cumulative production. We expect that this criterion for the HPR royalty will apply for subsequent bid rounds.

The Santana and Magangué Blocks have a flat 20% royalty as those discoveries were made before 2002. The Guayuyaco Block has the sliding scale royalty but does not have the additional royalty.

In addition to these government royalties, our original interests in the Santana, Guayuyaco, Chaza and Azar Blocks acquired on our entry into Colombia in 2006 are subject to a third party royalty. The additional interests in Guayuyaco and Chaza that we acquired on the acquisition of Solana in 2008 are not subject to this third party royalty. On June 20, 2006, we entered into a participation agreement that would effectively compensate Crosby Capital, LLC ("Crosby") for its share in certain Colombian properties. The compensation is in the form of overriding royalty rights that apply to our original interests in production from the Santana, Guayuyaco, Chaza and Azar Blocks. The overriding royalty rights start with a 2% rate on working interest production less government royalties. For new commercial fields discovered within 10 years of the agreement date and after a prescribed threshold is reached, Crosby reserves the right to convert the overriding royalty rights to a net profit interest ("NPI"). This NPI ranges from 7.5% to 10% of working interest production less sliding scale government royalties, as described above, and operating and overhead costs. No adjustment is made for the HPR royalty. On certain pre-existing fields, Crosby does not have the right to convert its overriding royalty rights to an NPI. In addition, there are conditional overriding royalty rights that apply only to the pre-existing fields. Currently, we are subject to a 10% NPI on 50% of our working interest production from the Costayaco and Moqueta fields in the Chaza Block and 35% of our working interest production from the Juanambu field in the Guayuyaco Block, and overriding royalties on our working interest production from the Santana Block and the Guayuyaco field in the Guayuyaco Block.

Chaza Block

The Chaza Block covers 46,676 gross acres in the Putumayo Basin and is governed by the terms of an Exploration and Exploitation Contract with the ANH, which was signed June 27, 2005. We are the operator and hold a 100% working interest in this block. The discovery of the Costayaco exploitation field in the Chaza Block was the result of drilling the Costayaco-1 exploration well in the second quarter of 2007. This well commenced production in July 2007. The discovery of the Moqueta exploitation field in the Chaza Block was the result of drilling the Moqueta-1 exploration well in the second quarter of 2010. We are in the second additional exploration program which will end on June 26, 2015. The second additional exploration program requires one exploration well to be drilled by June 26, 2015, which we plan to drill in the first half of 2015. The additional exploration program requires that 50% of this block's acreage, excluding exploitation and evaluation areas, be relinquished; however, we have not yet received final documentation from the ANH for this acreage change. This block includes 34 productive wells in two independent exploitation fields - Costayaco and Moqueta. The production phase for the Costayaco exploitation field will end in 2033 and for the Moqueta exploitation field will end in 2037. After the expiration of the production phase, we must carry out an abandonment program to the satisfaction of the ANH. In conjunction with the abandonment, we have established and must maintain an abandonment fund to ensure that financial resources are available at the end of the contract.

In 2014, we drilled and completed the Costayaco-20, Costayaco-21 and Costayaco-22 development wells in the Costayaco field and commenced drilling the Costayaco-19i development well. Additionally, we drilled the Moqueta-13, Moqueta-15, Moqueta-16 and Moqueta-17 development wells in the Moqueta field. The Costayaco-20, Costayaco-21, Costayaco-22, Moqueta-13 and Moqueta-15 development wells were completed as oil producing wells. The Moqueta-16 development well was on test production in mid-December 2014 and was pending stimulation and testing at year-end. We also commenced drilling the Eslabón Sur Deep-1 exploration well. This well is currently suspended pending the further evaluation of pay zones. Drilling of the Corunta-1 exploration well continued into 2014, but we encountered drilling problems prior to reaching the reservoir target on this long-reach deviated well and the decision was made to abandon the well. We continued drilling the Zapotero-1 exploration well, a long-reach deviated well, but production testing of this well indicated the presence of water in the Villeta T and U Sandstones and in the Caballos formation. We commenced drilling the Moqueta-14 development well in the Moqueta field, but drilling of this well was suspended. We also continued work to obtain the necessary environmental and social permits for future seismic programs and performed facilities work on this block.

In 2015, we plan to complete the Moqueta-17 development well and drill at least one additional well on this block. We also plan to perform additional facilities work on this block.

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

This block includes six gross productive wells in two fields - Guayuyaco and Juanambu. The Guayuyaco field was discovered in 2005. The production phase of the contract will end in 2030, following which, the property will be returned to Ecopetrol upon expiration of the production contract and we are not obligated to perform remediation work.

In 2014, we completed initial testing and evaluation of the Miraflor Oeste exploration well. This oil well is currently on long-term test production. In 2015, no significant capital expenditures are planned on this Block.

Garibay Block

Solana acquired the Garibay Block in October 2005. The block covers 38,919 gross acres in the Llanos Basin and we have a non-operated 50% working interest. Compania Espanola de Petroleos Colombia, S.A.U. (“CEPCOLSA”), a wholly-owned subsidiary of Compañia Española de Petróleos S.A., has the remaining interest and is the operator. This block includes three gross productive wells in the Jilguero field. The block is held under an Exploration and Exploitation Contract with the ANH. We applied for and were granted a second additional exploratory program which extended the exploration phase of the contract to October 24, 2015. There is an obligation to drill one exploration well in this exploration phase. The first and second additional exploration programs each required that 50% of this block's acreage, excluding exploitation and evaluation areas, be relinquished. During 2014, we relinquished acreage in accordance with the first additional exploration program; however, we have not yet received final documentation from the ANH for the acreage change relating to the second additional exploration program. The production phase for the Jilguero field will end in 2037. In 2014, health, safety and environment ("HSE") costs were incurred on this block. In 2015, together with our partner, we are considering drilling one gross well and plan to perform additional facilities work on this block.

Llanos-22 Block

During 2011, we earned a 45% non-operated working interest in the Llanos-22 Block in the Llanos Basin pursuant to farm-out agreements with CEPCOLSA (CEPCOLSA retained a 55% working interest and operatorship). CEPCOLSA farmed-in for a 30% working interest on the Putumayo Piedemonte Norte Block. The Llanos-22 Block is held under an Exploration and Exploitation Contract with the ANH and covers 42,388 gross acres. This block has two gross oil productive wells in the

Ramiriqui field. We are in a unified first and second additional exploration program which will end on February 3, 2017. This exploration period requires one exploration well to be drilled and the acquisition of 125 square kilometers of 3-D seismic. On December 4, 2014, we declared commerciality for the Ramiriqui field. The exploitation phase on this field will end in December 2038.

In 2014, we continued seismic reprocessing and G&G studies and performed facilities work. In 2015, no significant capital expenditures are planned on this block.

Santana Block

The Santana Block contract was signed in July 1987 and covers 1,119 gross acres in the Putumayo Basin and includes nine gross productive wells in four fields: Linda, Mary, Miraflor and Toroyaco. Activities are governed by terms of a Shared Risk Contract with Ecopetrol and we are the operator. We hold a 35% working interest in all fields and Ecopetrol holds the remaining interest. The block has been producing since 1991. Under the Shared Risk Contract, Ecopetrol initially backed into a 50% working interest upon declaration of commerciality in 1991. In June 1996, when the block reached seven MMbbl of oil produced, Ecopetrol had the right to back into a further 15% working interest, which it exercised, for a total ownership of 65%. We have completed all of our obligations in relation to the contract. The production phase of the contract will end in July 2015, at which time the property, including facilities and pipelines, will be returned to Ecopetrol, but we will not be obligated to perform remediation work.

In 2014, there were no significant capital expenditures on this block and no significant capital expenditures are planned for 2015.

Putumayo Piedemonte Norte Block

In June 2009, we completed the conversion of our Technical Evaluation Areas (“TEA”) in the Putumayo Basin to blocks with Exploration and Exploitation Contracts with the ANH. The Putumayo Piedemonte Norte Block covers 78,742 gross acres in the Putumayo Basin and we hold a 70% working interest. In 2011, we farmed out 30% of the block to CEPCOLSA, but retained operatorship. This asset swap was in connection with the Llanos-22 Block farm-in agreement. The first exploration phase, which is currently under suspension, requires the acquisition, processing and interpretation of 70 kilometers of 2-D seismic. We have already acquired 18 kilometers of 2-D seismic on this block. The exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2014, there were no significant capital expenditures on this block and no significant capital expenditures are planned for 2015.

Putumayo Piedemonte Sur Block

The Putumayo Piedemonte Sur Block was part of the Putumayo West A TEA and became an exploration block with an Exploration and Exploitation Contract with the ANH in June 2009. The Putumayo Piedemonte Sur Block covers 73,898 gross acres in the Putumayo Basin. We are the operator of the block with a 100% working interest. We are in a unified phase two and three of six exploration phases. This unified phase required the acquisition of 55 kilometers of 2-D seismic and one exploration well to be drilled by July 24, 2014; however, we applied for and were granted a suspension of this phase for the period until an environmental license is granted. The exploration phase will end in February 2017 and the exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2014, we acquired 2-D seismic and completed interpretation of the seismic data on this block. In 2015, no significant capital expenditures are planned for this block.

Cauca-6 Block

We were awarded the Cauca-6 Block in the 2010 Colombia Bid Round. The block covers 571,098 gross acres in the Cauca Basin. We are the operator of the block with a 100% working interest. The block is held under a TEA Contract with the ANH. We are in the exploration phase of the contract which required the acquisition of 200 kilometers of 2-D seismic and the drilling of one stratigraphic well by December 15, 2014; however, we applied for and were granted an extension of this phase to May 28, 2016. We have requested a further extension. After the end of the current exploration phase, we may convert this TEA contract into an Exploration and Exploitation Contract.

In 2014, there were no significant capital expenditures on this block. In 2015, no significant capital expenditures are planned for this Block.

Cauca-7 Block

We were awarded the Cauca-7 Block in the 2010 Colombia Bid Round. The block covers 785,451 gross acres in the Cauca Basin. We are the operator of the block with a 100% working interest. The block is held under a TEA Contract with the ANH. The exploration phase of the contract required the acquisition of 250 kilometers of 2-D seismic and the drilling of one stratigraphic well by December 15, 2014; however, we applied for and were granted an extension of this phase to January 31, 2016. We plan to apply for a further extension of the phase. After the end of the current exploration phase, we may convert this TEA contract into an Exploration and Exploitation Contract.

In 2014, we acquired 44 kilometers of 2-D seismic on this block. In 2015, we plan to acquire a further 51 kilometers of 2-D seismic on this block.

Putumayo-10 Block

We were awarded the Putumayo-10 Block in the 2010 Colombia Bid Round. The block covers 114,097 gross acres in the Putumayo Basin. We are the operator of the block with a 100% working interest. The block is held under an Exploration and Exploitation Contract with the ANH. We are in the first of two exploration phases of the contract. This phase required the acquisition of 73 kilometers of 2-D seismic and two exploration wells to be drilled by September 15, 2014; however, we requested and were granted suspensions of this phase to December 13, 2014 due to community and permitting issues. We have requested a further suspension of this phase. We have 20 months from the date the suspension was lifted to complete the work obligation. The exploration phase would end in December 2018, but this period would be extended in the event of phase suspensions, and the exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2014, we commenced activities in preparation for the acquisition of 2-D seismic on this block. In 2015, we may acquire 74 kilometers of 2-D seismic on this block.

Putumayo-1 Block

We acquired a 55% operated working interest in the Putumayo-1 Block in 2010. The block covers 114,881 gross acres in the Putumayo Basin. The block is held under an Exploration and Exploitation Contract with the ANH. We are in the first of two exploration phases. This phase required the acquisition of 159 square kilometers of 3-D seismic and one exploration well to be drilled by March 3, 2014; however, we requested and were granted suspensions to December 11, 2014. We have requested a further suspension of this phase due to community issues. The ANH has also granted a restitution period of 82 days from December 11, 2014. We have requested a further extension of this restitution period. The exploration phase would end in October 2017, but this period will be extended to reflect phase suspensions, and the exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2014, we completed 3-D seismic on this block and, in 2015, we plan to continue community consultations this block; however, activities on this block are currently suspended pending the receipt of a community certification.

Catguas Block

Solana acquired the Catguas Block in November 2005. We are the operator of the block which covers 330,355 gross acres in the Catatumbo Basin. The block is held under an Exploration and Exploitation Contract with the ANH. We have a 100% working interest in the block. We are in a unified phase two and three of five exploration periods in the contract. This phase was to end in May 2007; however, the block contract is under suspension by ANH as a result of force majeure. This phase requires three exploratory wells to be drilled, or two exploratory wells and re-entry of an existing well, the acquisition of 80 kilometers of 2-D seismic and the relinquishment of 15% of the block. We have satisfied the work obligation for 80 kilometers of 2-D seismic. We may elect to enter into up to two subsequent exploration periods of 12 months each in length, which both require the drilling of one exploration well and the relinquishment of 15% of the acreage at the end of each phase. The exploitation phase would end 24 years after commerciality, if a discovery is made and its development is approved.

In 2014, we incurred environmental remediation costs on this block. No significant capital expenditures are planned for 2015.

Sinu-1 Block

We acquired a 60% operated working interest in the Sinu-1 Block in the 2012 Colombia Bid Round. The block covers 503,000 gross acres in the Sinu Basin. The block is held under a TEA Contract with the ANH. The contract comprises one exploration phase which requires the completion of regional studies, the acquisition of 478 kilometers of 2D seismic and one stratigraphic well to be drilled by August 12, 2017.

In 2014, we continued G&G studies, including aeromagnetic surveys and completed the acquisition of 491 kilometers of 2-D seismic which satisfied our work obligation on this block. In 2015, we plan to continue G&G studies on this block.

Sinu-3 Block

We acquired a 51% operated working interest in the Sinu-3 Block in the 2012 Colombia Bid Round. The block covers 483,000 gross acres in the Sinu Basin. The block is held under an Exploration and Exploitation Contract with the ANH. We are in the first exploration phase which will end on September 11, 2016, and requires the completion of regional studies, the acquisition of 488 kilometers of 2-D seismic and one exploration well to be drilled.

In 2014, we continued G&G studies, including aeromagnetic surveys and completed the acquisition of 332 kilometers of 2-D seismic on this block. In 2015, we plan to continue G&G studies and may acquire 45 kilometers of 2-D seismic on this block.

Putumayo-31 Block

We were awarded the Putumayo-31 Block in 2014 Colombia Bid Round. The block covers 34,826 gross acres in the Putumayo Basin. We are the operator of the block with a 65% working interest. The block is held under an Exploration and Exploitation Contract with the ANH. We are in phase zero, the community consultation phase, of the contract which will end on September 2, 2015.

In 2014, there were no significant capital expenditures on this block. In 2015, we plan to continue work to obtain the necessary environmental and social permits for future drilling programs.

Magdalena Block

We acquired our interest in the Magdalena Block through the Petrolifera acquisition in March 2011. The Magdalena Block is located in the Lower Magdalena Basin and covers 594,803 gross acres. We have applied to the ANH to relinquish our interest in this block. This relinquishment is subject to receipt of final documentation from ANH. We are obligated to perform remediation work on this block and we have included the estimated costs of this work in our annual financial statements.

In 2014, there were no significant capital expenditures on this block and no significant capital expenditures are planned for 2015.

Magangué Block

Solana acquired the Magangué Block in October 2006. It is held pursuant to an Association Contract with Ecopetrol and covers 20,647 gross acres in the Lower Magdalena Basin. We have applied to Ecopetrol to relinquish our interest in this block. This relinquishment is subject to receipt of final documentation from Ecopetrol. We are obligated to perform remediation work on this block and we have included the estimated costs of this work in our annual financial statements.

In 2014, there were no significant capital expenditures on this block and no significant capital expenditures are planned for 2015.

Azar Block

We have a 100% working interest in the Azar Block. This block covers 47,224 gross acres in the Putumayo Basin and we are the operator. We have applied to the ANH to relinquish our interest in this block. This relinquishment is subject to receipt of final documentation from ANH. We are obligated to perform remediation work on this block and we have included the estimated costs of this work in our annual financial statements.

In 2014, there were no significant capital expenditures on this block and no significant capital expenditures are planned for 2015.

Sierra Nevada Block

We acquired our interest in the Sierra Nevada Block through the Petrolifera acquisition in March 2011. The Sierra Nevada Block is located in the Lower Magdalena Basin and covers 178,162 gross acres. We have submitted documentation to the ANH to relinquish our interest in this block. This relinquishment is subject to receipt of final documentation from the ANH. We are obligated to perform remediation work on this block and we have included the estimated costs of this work in our annual financial statements.

In 2014, there were no significant capital expenditures on this block and no significant capital expenditures are planned for 2015.

Putumayo-4 Block

In the fourth quarter of 2014, we signed a farm-out agreement pursuant to which we would acquire a 70% operated working interest in the Putumayo-4 Block. This acquisition is subject to completion of due diligence associated with the Putumayo-4 Exploration and Production Contract to our satisfaction and ANH approval. The block covers 126,792 gross acres in the Putumayo Basin. The block is held under an Exploration and Production Contract with the ANH.

Oil and Gas Properties - Brazil
We have interests in seven blocks in Brazil and are the operator in all of these blocks. Our Brazilian properties are located in the Recôncavo Basin in Eastern Brazil in the State of Bahia. Block 155 in the Recôncavo Basin has three producing oil wells.

All of our blocks in Brazil are subject to an 11% royalty, which consists of a 10% crown royalty and a 1% landowner royalty.

Blocks REC-T-129, REC-T-142, REC-T-155 and REC-T-224

Blocks REC-T-129, REC-T-142, REC-T-155 and REC-T-224 are located approximately 70 kilometers northeast of Salvador, Brazil in the Recôncavo Basin and cover 27,076 gross acres. We are the operator of these blocks with a 100% working interest. In September 2012, we received declaration of commerciality for the Tiê field on Block REC-T-155. This field includes three productive wells. In August 2014, the ANH approved our application for extensions of the exploration phases on Blocks REC-T-129, REC-T-142 and REC-T-155. We are in the First Appraisal Plan ("PAD") phase for these blocks which will end May 24, 2015. This phase requires G&G studies and analysis. The exploration phase of the concession agreement on Block REC-T-224 was due to expire on December 11, 2013; however, under the concession agreement we were able to and did submit an application to the ANP for a suspension of the exploration phase of this block. A suspension of the exploration phase of this block was granted and the exploration phase on Block REC-T-224 will end one year after the date an environmental permit is granted. This phase required one exploration well to be drilled by December 11, 2013.

In December 2014, the ANP issued an injunction specifically related to properties in the Recôncavo Basin covered by Bid Round 12. This injunction placed a moratorium on unconventional activities on the Bid Round 12 blocks, all of which were unconventional exploration targets, until such a time as policies governing unconventional activities are finalized. Blocks REC-T-129, REC-T-142, REC-T-155 and REC-T-224 were granted in Bid Round 9, for which there has not been a similar injunction; however, we expect that the ANP’s injunction may limit our ability to receive permits in the short-term for our blocks with unconventional exploration targets.

In 2014 on Block REC-T-155, we successfully completed the dual completions of the 3-GTE-03-BA and 4-GTE-04-BA development wells in the Tiê field, completed a single stage fracture stimulation on the 1-GTE-8DP-BA exploration well, continued to evaluate alternatives for the 1-GTE-07HPC-BA exploration well and performed planning activities for future drilling activity. In 2015, we plan to perform additional facilities work in the Tiê field and perform a workover on one of our producing wells.

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

In 2014, we commenced the acquisition of 120 square kilometers of 3-D seismic on these three blocks. In 2015, we plan to complete the acquisition of 3-D seismic and perform work to prepare for future drilling on these three blocks.

Oil and Gas Properties - Peru

We have interests in five blocks in Peru and we are the operator in each of the blocks. All blocks in Peru are subject to a license agreement with PeruPetro. There is a 5-20% sliding scale royalty rate on the lands, dependent on production levels. Production less than 5,000 bopd is assessed a royalty of 5%. For production between 5,000 and 100,000 bopd there is a linear sliding scale between 5% and 20%. Production over 100,000 bopd has a flat royalty of 20%. This royalty structure applies to all blocks in Peru in which we have an interest. Block 133 has an additional royalty 'X' factor of 15%.

Block 95

In December 2010, we acquired a 60% working interest in Block 95. During the first quarter of 2013, we acquired the remaining 40% working interest. We are the operator of this block. In 2013, we drilled the Bretaña Norte 95-2-1XD exploration well which resulted in an oil discovery. Block 95 has an area of 853,210 gross acres. In 2014, we relinquished 1.47% of the block's acreage in accordance with the requirements of the fourth exploration phase. We have relinquished a total of 33% of the block's acreage. We are in the fifth exploration period of six which requires the completion of 200 units of work by June 27, 2015. The exploration period is currently due to end on December 27, 2015, and the exploitation period on December 27, 2038.

In 2014, we drilled the Bretaña Sur 95-3-4-1X appraisal well on the L4 lobe on the Bretaña field, which satisfied our work obligation for the fifth exploration period. Subsequent to year-end, the Bretaña Sur appraisal well completed drilling operations and encountered approximately six feet of oil pay above the oil-water contact in the Vivian Sandstone Reservoir. This oil column is less than what we had estimated prior to drilling. We also drilled the Bretaña-1WD water disposal well, completed engineering and procurement and construction work in preparation for long-term production test and continued to purchase long-lead items for future drilling activities on this field.

As previously discussed, in February 2015, we ceased all further development expenditures on the Bretaña field other than what is necessary to maintain tangible asset integrity and security. We plan to continue to identify and evaluate all options for the Bretaña field.

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

In 2014, we continued work to obtain the necessary environmental and social permits for future drilling programs. In 2015, we plan to continue the permitting process.

Block 107

We acquired our interest in Block 107 through the Petrolifera acquisition in March 2011. Block 107 covers 623,504 gross acres. We are the operator of the block with a 100% working interest and a third party has a 3% overriding royalty right on the block. We are in the fourth and final exploration period, which requires one exploration well to be drilled or 300 units of work by July 10, 2015, but we applied for and were granted approval to change the work obligation to the acquisition, processing and interpretation of 300 kilometers of 2-D seismic. We have applied for an extension of the exploration period. The block was under force majeure from May 25, 2012 to August 20, 2013, and from September 25, 2013, to August 15, 2014, due to delays in the permitting process.

In 2014, we commenced the acquisition of 2-D seismic and continued the refurbishment of a base camp. In 2015, we plan to continue the refurbishment of the base camp and commence the permitting process for the Osheki-1 exploration well.

Block 133

We acquired our interest in Block 133 through the Petrolifera acquisition in March 2011. Block 133 covers 764,320 gross acres. We are the operator of the block with a 100% working interest. The second exploration period required that 20.96% of this block's acreage be relinquished, which occurred upon the end of the second exploration period in October 2013. We are in the third exploration period of four. This period requires one exploration well to be drilled or the completion of 200 units of work, but is currently suspended pending the approval of a 2-D seismic and drilling environmental impact assessments ("EIA").

In 2014, we continued work to obtain the necessary environmental and social permits for future seismic programs. In 2015, we plan to continue EIAs.

Estimated Reserves

The following table sets forth our estimated reserves NAR as of December 31, 2014. The process of estimating oil and gas reserves is complex and requires significant judgment, as discussed in Item 1A. “Risk Factors”. The reserve estimation process requires us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. Therefore, the accuracy of the reserve estimate is dependent on the quality of the data, the accuracy of the assumptions based on the data and the interpretations and judgment related to the data.

We have developed internal policies for estimating and evaluating reserves. The policies we have developed are applied company wide and are comprehensive in nature. Our internal controls over reserve estimates include: 100% of our reserves are evaluated by an independent reservoir engineering firm, GLJ Petroleum Consultants Ltd., at least annually; and reconciliation and review controls are followed, including an independent internal review of assumptions used in the reserve estimates and presentation of the results of this internal review to our reserves committee.

The primary internal technical person in charge of overseeing the preparation of our reserve estimates is the General Manager of Engineering and Development Planning. He has a Bachelor of Science degree in petroleum engineering and is a professional engineer and member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta. He is responsible for our engineering activities including reserves reporting, asset evaluation, reservoir management and field development. He has over 30 years of industry experience in various domestic and international engineering and management roles.

The technical person responsible for overseeing the reserves evaluation is a Vice President, Corporate Evaluations of GLJ Petroleum Consultants Ltd. He has a Bachelor of Science degree in engineering physics and is a registered professional engineer in the Province of Alberta. He has over 25 years of industry experience in various domestic and international engineering and management roles.

By applying our policies, we have developed SEC compliant reserve estimates and disclosures. Our policies are applied by all staff involved in generating and reporting reserve estimates including geological, engineering and finance personnel. Calculations and data are reviewed at multiple levels of the organization to ensure consistent and appropriate standards and procedures.

Our 2014 proved reserves additions were based on estimates generated through the integration of relevant geological, engineering, and production data, utilizing technologies that have been demonstrated in the field to yield repeatable and consistent results as defined in the SEC regulations. Data used in these integrated assessments included information obtained directly from the subsurface through wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements such as seismic data. The tools used to interpret the data included proprietary and commercially available seismic processing software and commercially available reservoir modeling and simulation software. Reservoir parameters from analogous reservoirs were used to increase the quality of and confidence in the reserves estimates when available. The method or combination of methods used to estimate the reserves of each reservoir was based on the unique circumstances of each reservoir and the dataset available at the time of the estimate.

The product prices that were used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions and/or distance from market. The average realized prices for reserves in the report are:

Light/Medium Oil (USD/bbl) - Brazil	$84.63
Natural Gas (USD/Mcf) - Brazil	$4.69
Oil and NGLs (USD/bbl) - Colombia	$88.63
Natural Gas (USD/Mcf) - Colombia	$4.43

No estimates of reserves comparable to those included herein have been included in a report to any federal agency other than the SEC.

	Oil	Natural Gas	Oil and Natural Gas
Reserves Category	(Mbbl)	(MMcf)	(MBOE)
Proved
Developed
Colombia	27,866	983	28,030
Brazil	1,333	—	1,333
Total proved developed reserves	29,199	983	29,363
Undeveloped
Colombia	6,178	—	6,178
Brazil	1,503	—	1,503
Total proved undeveloped reserves	7,681	—	7,681
Total proved reserves	36,880	983	37,044

Probable (1)
Developed
Colombia	7,521	333	7,577
Brazil	597	—	597
Total probable developed reserves	8,118	333	8,174
Undeveloped
Colombia	3,790	866	3,934
Brazil	1,076	2,168	1,437
Total probable undeveloped reserves	4,866	3,034	5,371
Total probable reserves	12,984	3,367	13,545

Possible (1)
Developed
Colombia	6,141	500	6,224
Brazil	700	—	700
Total possible developed reserves	6,841	500	6,924
Undeveloped
Colombia	6,438	876	6,584
Brazil	1,651	1,173	1,847
Total possible undeveloped reserves	8,089	2,049	8,431
Total possible reserves	14,930	2,549	15,355

(1) Largely as a result of the current low commodity price environment, we reevaluated our business strategy with a renewed focus on balancing the return and risk of our exploration and development projects. As a result, on February 19, 2015, we made the decision to cease all further development expenditures on the Bretaña field on Block 95 in Peru other than what is necessary to maintain tangible asset integrity and security. The high capital investment, associated debt financing and long-term payout horizon of this project does not align with our shift in strategy as announced on February 2, 2015.As noted in our press release dated February 2, 2015, the December 31, 2014 probable and possible reserves associated with Peru were likely to be reduced subsequent to year-end as a result of new drilling data on the Bretaña Sur 95-3-4-1X appraisal well. Considering the current low commodity price environment and the significant aspects of the Bretaña field project which were no longer in line with our strategy, our Board of Directors determined that they would not proceed with the further capital investment required to develop the Bretaña field. As a result of this decision, all probable and possible reserves associated with the field were reclassified as contingent resources in a report with an effective date of January 31, 2015. These probable and possible reserves are therefore excluded from this table. Further as a result, $265.1 million of unproved properties relating to Block 95 were impaired at December 31, 2014.

Proved Undeveloped Reserves

At December 31, 2014, we had total proved undeveloped reserves NAR of 7.7 MMBOE (December 31, 2013 - 8.4 MMBOE), including 6.2 MMBOE in Colombia (December 31, 2013 – 6.0 MMBOE) and 1.5 MMBOE in Brazil (December 31, 2013 – 1.1 MMBOE). At December 31, 2013, we had 1.3 MMBOE of proved undeveloped reserves NAR in Argentina, which were sold as part of the sale of the Argentina business unit during 2014. Approximately 57%, 12% and 11% of proved undeveloped reserves, respectively, are located in our Moqueta, Costayaco and Jilguero fields in Colombia and 20% are in the Tiê field in Brazil. None of our proved undeveloped reserves at December 31, 2014, have remained undeveloped for five years or more since initial disclosure as proved reserves and we have adopted a development plan which indicates that the proved undeveloped reserves are scheduled to be drilled within five years of initial disclosure as proved reserves.

Significant changes in proved undeveloped reserves are summarized in the table below:

Oil Equivalent (MMBOE)
Balance, December 31, 2013	8.4
Converted to proved producing	(7.1)
Discoveries and extensions	4.0
Sale	(1.3)
Improved recovery	0.7
Technical revisions	3.0
Balance, December 31, 2014	7.7
In 2014, we converted 7.1 MMBOE, or 84% of year-end 2013 proved undeveloped reserves, to developed status. In 2014, we made investments, consisting solely of capital expenditures, of $64.8 million in Colombia and $5.4 million in Brazil, associated with the development of proved undeveloped reserves. Approximately 84% of proved undeveloped reserves conversions occurred in the Costayaco, Moqueta and Jilguero fields in Colombia and 16% in the Tiê field in Brazil. The majority of proved undeveloped conversions occurred as a result of ongoing development activities in the Moqueta and Costayaco fields in Colombia, including infill drilling and a pressure maintenance project in both of these fields and an appraisal drilling program in the Moqueta field. Technical revisions include positive revisions resulting from better than expected production performance in the Costayaco and Moqueta fields. Additionally, significant proved undeveloped conversions occurred as a result of well recompletions and stimulation work on the Agua Grande formation in the Tiê field in Brazil. The sale of proved undeveloped reserves relates to the sale of our Argentina business unit on June 25, 2014.

Production Revenue and Price History

Certain information concerning oil and natural gas production, prices, revenues and operating expenses for the three years ended December 31, 2014, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Supplementary Data provided following our Financial Statements in Item 8, which information is incorporated by reference here.

The following table presents oil and NGL production NAR before inventory adjustments and losses from our Costayaco and Moqueta fields for the three years ended December 31, 2014:

	Year Ended December 31,
	2014		2013		2012
	Costayaco	Moqueta	Costayaco	Moqueta	Costayaco	Moqueta
Oil and NGL's, bbl	4,194,933	1,690,335	4,692,610	1,283,369	3,783,147	645,219
Average sales price of oil and NGL's per bbl	83.05	82.84	90.13	97.22	102.07	106.97
Operating expenses of oil and NGL's per bbl	15.50	12.06	11.29	16.58	12.63	26.14

We prepared the estimate of standardized measure of proved reserves in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 932, “Extractive Activities – Oil and Gas”.

Drilling Activities

The following table summarizes the results of our exploration and development drilling activity for the past three years. Wells labeled as “In Progress” for a year were in progress as of December 31, 2014, 2013 or 2012.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Colombia
Exploration
Productive	—	—	3.00	1.60	—	—
Dry	2.00	2.00	1.00	0.50	3.00	2.50
In Progress	1.00	1.00	2.00	2.00	2.00	0.95
Development
Productive	6.00	6.00	5.00	5.00	3.00	3.00
Dry	—	—	—	—	—	—
In Progress	3.00	3.00	—	—	2.00	2.00
Total Colombia	12.00	12.00	11.00	9.10	10.00	8.45

Argentina
Exploration
Productive	—	—	—	—	1.00	0.35
Dry	—	—	3.00	1.70	2.00	1.35
In Progress	—	—	—	—	3.00	1.70
Development
Productive	1.00	0.85	4.00	3.35	10.00	9.20
Dry	—	—	1.00	0.35	1.00	1.00
In Progress (1)	1.00	1.00	1.00	1.00	3.00	1.70
Total Argentina	2.00	1.85	9.00	6.40	20.00	15.30

Brazil
Exploration
Productive	—	—	—	—	—	—
Dry	2.00	2.00	2.00	2.00	—	—
In Progress	—	—	2.00	2.00	1.00	1.00
Development
Productive	—	—	—	—	2.00	2.00
Dry	—	—	—	—	—	—
In Progress	—	—	—	—	—	—
Total Brazil	2.00	2.00	4.00	4.00	3.00	3.00

Peru
Exploration
Productive	—	—	1.00	1.00	—	—
Dry	—	—	—	—	—	—
In Progress	—	—	—	—	1.00	1.00
Development
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
In Progress	1.00	1.00	—	—	—	—
Total Peru	1.00	1.00	1.00	1.00	1.00	1.00
Total	17.00	16.85	25.00	20.50	34.00	27.75

(1) On June 25, 2014, we sold our Argentina business unit to Madalena.

In 2014, we also continued pressure maintenance projects in the Costayaco and Moqueta fields in Colombia.

As at February 24, 2015, the results of wells in progress at December 31, 2014, are as follows:

	Productive		Dry		Still in Progress
	Gross	Net	Gross	Net	Gross	Net
Colombia	1.00	1.00			3.00	3.00
Brazil	—	—	—	—	—	—
Peru	—	—	1.00	1.00	—	—
	1.00	1.00	1.00	1.00	3.00	3.00

Well Statistics

The following table sets forth our productive wells as of December 31, 2014:

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Colombia (1)	54.0	43.75	—	—	54.0	43.8
Brazil (2)	3.0	3.0	—	—	3.0	3.0
Peru	1.0	1.0	—	—	1.0	1.0
	58.0	47.8	—	—	58.0	47.8

(1) Includes 7.0 gross and net water injector wells and 54.0 gross and 36.2 net wells with multiple completions.
(2) Includes 2.0 gross and net wells with multiple completions.

Developed and Undeveloped Acreage

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2014:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Colombia (1)	380,277	309,093	3,731,375	3,205,997	4,111,652	3,515,090
Brazil	5,786	5,786	41,947	41,947	47,733	47,733
Peru	—	—	5,732,274	5,732,274	5,732,274	5,732,274
	386,063	314,879	9,505,596	8,980,218	9,891,659	9,295,097

(1) Included in acres are blocks where relinquishments and acreage changes for which government approval was pending as of December 31, 2014. These pending approvals will result in a decrease of 0.9 million net acres in Colombia.

At December 31, 2014, our gross undeveloped acreage was located 60% in Peru (37% Blocks 123 and 129), 39% in Colombia and 1% in Brazil.

Business Strategy

We are focused on the South America oil and gas business with current operations in Colombia, Peru and Brazil. In today’s low commodity price environment we are taking prudent steps to ensure near term stability while positioning for growth in preparation for rising commodity prices in the future. A key piece in this strategy is the preservation of our strong balance sheet through reductions to our capital program, operating expenses, general and administrative costs and renegotiations of all service and transportation costs. For the capital program, only those projects that have immediate value additions or are contractual commitments will move forward, and all others will be deferred or canceled. Additionally, our exploration and development process is under review with the intent of high grading and enhancing our exploration success. The current process of prospect generation, selection, analysis and drilling decisions is under review. The exploration portfolio will be re-evaluated with a view to focusing on lower risk oil prospects and farming down higher risk longer term prospects. Whenever possible operatorship will be retained in order to maintain operational and financial control.

With a focus on cost control we aim to continue to grow organically over the long term, and, in the near term, we look to leverage off our financial strength, South American experience and in-country relationships to grow inorganically through the opportunistic acquisition of distressed assets and/or companies in our target region which we believe will arise during this low commodity price cycle. We will also look to strategically dispose of non-core assets as opportunities to do so present themselves.

Research and Development

We have not expended any resources on pursuing research and development initiatives. We utilize existing technology, industry best practices and continual process improvement to execute our business plan.

Marketing and Major Customers

Colombia

Our oil in Colombia is good quality light oil, with 94% of production coming from the Putumayo Basin with an average API of approximately 29°. Ecopetrol is the main purchaser of our crude oil production in Colombia and the source of a significant portion of our revenues. Sales to Ecopetrol accounted for 52%, 46% and 85% of our consolidated revenues in 2014, 2013 and 2012, respectively.

We have entered into agreements to sell to Ecopetrol the volume of crude oil production produced in the Chaza, Santana and Guayuyaco Blocks (the “Putumayo production”). The volume of crude oil does not include the volume of oil corresponding to royalties taken in kind, but does include volumes relating to HPR royalties. These agreements are subject to renegotiation periodically and generally contain mutual termination provisions with 30 days notice. These agreements will expire November 30, 2015. We may, but are not obligated to, sell up to 100% of our Putumayo production to Ecopetrol, provided Ecopetrol has the capacity to receive it. We deliver our oil to Ecopetrol through our transportation facilities which include pipelines, gathering systems and trucking and through the transportation and logistics assets of CENIT Transporte y Logistica de Hidrocarburos S.A.S ("CENIT").

Prior to the end of January 2012, the sales point for our sales to Ecopetrol of the Putumayo production to be exported through the Port of Tumaco on the Pacific coast of Colombia was a point in the Putumayo Basin. Beginning in February 2012, the sales point was changed to the Port of Tumaco. Due to the change in the sales point for Putumayo production to the Port of Tumaco, we entered into crude oil transportation agreements with Ecopetrol.

In 2013, Ecopetrol transferred its hydrocarbon transport and logistics assets to its wholly-owned subsidiary, CENIT. We have entered into transportation agreements (the “Transportation Agreements”) with CENIT. These agreements will expire November 30, 2015. Pursuant to the Transportation Agreements we pay a transportation tariff and transportation tax for the transportation of the Putumayo production from the Putumayo Basin to the Port of Tumaco. Pursuant to the Transportation Agreements, each of Gran Tierra Energy Colombia Ltd. and Petrolifera Petroleum (Colombia) Limited have the right to transport up to 10,000 bopd, subject to availability of capacity, of crude oil production from the Chaza, Santana and Guayuyaco Blocks in Colombia: (1) from Santana Station to CENIT’s facility at Orito through CENIT’s Mansoya – Orito Pipeline, and (2) from CENIT’s facility at Orito to the Port of Tumaco through CENIT’s Orito – Tumaco Pipeline. We can request that CENIT transport additional crude oil in excess of 20,000 bopd through the pipelines on the same terms, which CENIT may do at its sole discretion.

Generally, under these agreements, CENIT is liable (subject to specified limitations) for pollution clean up costs resulting from incidents during transportation. The cost of oil lost during transportation is shared by the parties that ship oil on the pipeline, in proportion to their share of total volumes shipped. Currently we have Firm Capacity Transportation Agreements for 6,000 bopd, of which 3,000 bopd are under ship or pay agreements and 3,000 bopd are under ship and pay agreements, which are in place for eight years; the remainder of our Putumayo production is transported through the Transportation Agreements.

In the event that we do not sell all of our production to Ecopetrol, we sell to alternative purchasers, which have included: Gunvor Colombia C.I. S.A.S ("Gunvor CI"), Hocol S.A. (“Hocol”), Pacific Stratus Energy Colombia Corp. (“PSE”), Core Petroleum LLC ("Core") and Gunvor S.A. (“Gunvor”). Sales to Gunvor CI accounted for 32% of our consolidated revenues during the year ended December 31, 2014. Sales to the other alternative customers noted above combined accounted for 6% of our consolidated revenues during the year ended December 31, 2014.

We are under no obligation to sell any oil to our alternative purchasers until we specify for a particular day the amount of oil we wish to sell to them. Oil is delivered and sold to Gunvor CI at the Costayaco battery where oil is loaded into trucks. On November 25, 2014, the Gunvor CI agreements were extended by one year to December 3, 2015. Oil is delivered to Hocol at facilities at Babillas Station and the sales point is the Port of Coveñas upon oil export. Oil is delivered to PSE at facilities of Guaduas Station and the sales point is the Port of Coveñas. Oil is delivered to Core and Gunvor via pipeline to the Port of Esmeraldas, Ecuador and the sales point is when oil is loaded into an export tanker.

The majority of the oil produced is transported by pipeline. Varying amounts of oil are trucked: (1) from Santana Station to Ecopetrol’s storage terminal at Orito, a distance of approximately 46 kilometers; (2) from the Costayaco field to Ecopetrol’s storage terminal at Neiva (Dina Station), approximately 350 kilometers north of the Chaza Block; (3) from the Costayaco field to Hocol´s unloading facilities at Neiva (Babillas Station), approximately 350 kilometers north of the Chaza Block; (4) from the Costayaco field to the Atlántico Oil Terminal in Barranquilla, a distance of approximately 1,500 kilometers; (5) from the Costayaco field to PSE´s unloading facilities at Guaduas (Guaduas Station), approximately 700 kilometers north of the Chaza Block; (6) from the Garibay field to facilities at Cusiana Station, a distance of approximately 75 kilometers; and; (7) from the Llanos 22 field to facilities at Cusiana Station, a distance of approximately 35 kilometers.

We receive revenues for our Colombian oil sales in U.S. dollars. Oil prices for sales of our crude oil are defined by agreements with the purchasers of the oil and are based generally on an average price for crude oil, such as West Texas Intermediate ("WTI") or Brent, with adjustments such as for quality, specified fees, transportation fees and transportation tax.

Ecopetrol and CENIT are majority owned by the government of Colombia. We could be materially impacted by renegotiation of our agreements with Ecopetrol and CENIT, which agreements have a term of 12 months, but are cancelable by either party on two weeks’ notice. CENIT also has the ability to increase port fees once during each contract term on 30 days’ notice.

Brazil

Petróleo Brasileiro S.A (“Petrobras”) is the main purchaser of our oil production from Block 155 in Brazil. Sales to Petrobras accounted for 5%, 4% and 2% of our consolidated revenues in 2014, 2013 and 2012, respectively. Oil is trucked 26 miles to the Petrobras Carmo Oil Treatment Station. Oil prices for sales to Petrobras are based on the monthly average Dated Brent price less a refining and quality discount.

There were no sales in any countries other than Colombia, Brazil and Argentina in 2014, 2013 or 2012.

See “Guerrilla Activity in Colombia Has Disrupted and Delayed, and Could Continue to Disrupt or Delay, Our Operations and We Are Concerned About Safeguarding Our Operations and Personnel in Colombia”, “Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results,” and “Negative Political Developments in Peru May Negatively Affect our Proposed Operations,” “Our Business is Subject to Local Legal, Political and Economic Factors Which are Beyond Our Control, Which Could Impair Our Ability to Expand Our Operations or Operate Profitably” and other risk factors in Item 1A “Risk Factors” for a description of the risks faced by our dependency on a small number of customers and the regulatory systems under which we operate.

Competition

The oil and gas industry is highly competitive. We face competition from both local and international companies in acquiring properties, contracting for drilling and other oil field equipment and securing trained personnel. Many of these competitors, such as Ecopetrol, have financial and technical resources that exceed ours and we believe that these companies have a competitive advantage in these areas. Others are smaller and we believe our technical and financial capabilities give us a competitive advantage over these companies. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for prospects and resources in the oil and gas industry.

See “Competition in Obtaining Rights to Explore and Develop Oil and Gas Reserves and to Market Our Production May Impair Our Business” in Item 1A “Risk Factors” for risks associated with competition.

Geographic Information

Information regarding our geographic segments, including information on revenues, assets, expenses and net income, can be found in Note 5 to the Consolidated Financial Statements, Segment and Geographic Reporting, in Item 8 “Financial Statements and Supplementary Data”, which information is incorporated by reference here. Long lived assets are Property, Plant and Equipment, which includes all oil and gas assets, furniture and fixtures, automobiles and computer equipment. No long lived assets are held in our country of domicile, which is the United States of America. "All Other" assets include assets held by our corporate head office in Calgary, Alberta, Canada. Because all of our exploration and development operations are in South America, we face many risks associated with these operations. See Item 1A “Risk Factors” for risks associated with our foreign operations.

Regulation

The oil and gas industry in Colombia, Peru and Brazil is heavily regulated. Rights and obligations with regard to exploration, development and production activities are explicit for each project; economics are governed by a royalty/tax regime. Various government approvals are required for property acquisitions and transfers, including, but not limited to, meeting financial and technical qualification criteria in order to be certified as an oil and gas company in the country. Oil and gas concessions are typically granted for fixed terms with opportunity for extension.

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

Effective June 2003, the regulatory regime in Colombia underwent a significant change with the formation of the ANH. The ANH is now the administrator of the hydrocarbons in the country and therefore is responsible for regulating the Colombian oil and gas industry, including managing all exploration lands. Ecopetrol became a public company owned in majority by the state with the main purpose of exploring and producing hydrocarbons similar to any other oil company. However, Ecopetrol continues to have rights under the existing contracts executed with oil companies before the ANH was created. Ecopetrol continues to be the major purchaser and marketer of oil in Colombia and operates the majority of the oil transportation infrastructure in the country.

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

When operating under a contract, the contractor is the owner of the hydrocarbons extracted from the contract area during the performance of operations, except for royalty volumes which are collected by the ANH (or its designee), depending on the type of contract. The contractor can market the hydrocarbons in any manner whatsoever, subject to a limitation in the case of natural emergencies where the law specifies the manner of sale.

Peru

Peru’s hydrocarbon legislation, which includes the Organic Hydrocarbon Law No. 26221 enacted in 1993 and the regulations thereunder (the “Organic Hydrocarbon Law”), governs our operations in Peru. This legislation covers the entire range of petroleum operations, defines the roles of Peruvian government agencies which regulate and interact with the oil and gas industry, provides that private investors (either national or foreign) may also make investments in the petroleum sector and provides for the promotion of the development of hydrocarbon activities based on free competition and free access to all economic activities. This law provides that pipeline transportation and natural gas distribution must be handled via concession contracts with the appropriate governmental authorities. All other petroleum activities are to be freely operated subject to complying with applicable regulation, including local safety and environment standards.

Under the Peruvian legal system, Peru is the owner of the hydrocarbons located below the surface in its national territory. However, Peru has given the ownership right to extracted hydrocarbons to PeruPetro S.A. ("PeruPetro"), a state company responsible for promoting and overseeing the investment of hydrocarbon exploration and exploitation activities in Peru. PeruPetro is empowered to enter into contracts for either the exploration and exploitation or just the exploitation of petroleum and natural gas on behalf of Peru, the nature of which are described further below. The Peruvian government also plays an active role in petroleum operations through various entities and agencies, including through the involvement of the Ministry of Energy and Mines(the specialized government department in charge of establishing energy, mining and environmental protection policies, enacting the rules applicable to all these sectors and supervising compliance with such policies and rules),OSINERGMIN (an agency in charge of checking compliance with hydrocarbon regulations) and OEFA (the entity of supervising environmental compliance). We are subject to the laws and regulations of all of these entities and agencies.

The Peruvian Constitution and the Organic Hydrocarbon Law states that a license contract does not provide for a transfer or lease of property over the area of the exploration or exploitation. In accordance with a license contract, a third party acquires the right to explore for or exploit hydrocarbons in a specified area and PeruPetro (the entity that holds the Peruvian state interest) transfers the property right in the extracted hydrocarbons to the third party, who must pay a royalty to the state.

PeruPetro enters into either license contracts or service contracts for hydrocarbon exploration and exploitation. Peruvian law also allows for other contract models, but the investor must propose contract terms compatible with Peru’s interests. We only operate under license contracts and do not foresee operating under any service contracts. License and service contracts are approved by supreme decree issued by the Peruvian Ministry of Economy and Finance and the Peruvian Ministry of Energy and Mining, and can only be modified by written agreement signed by the parties. A company must be qualified by PeruPetro to enter into negotiations for hydrocarbon exploration and exploitation contracts in Peru. In order to qualify, the company must meet the standards under the Regulations Governing the Qualifications of Oil Companies. These qualifications generally require the company to have the technical, legal, economic and financial capacity to comply with all obligations it will assume under the contract based on the characteristics of the area requested, the possible investments and the environmental protection rules governing the performance of its operations. When a contractor is a foreign investor, it is required to incorporate a subsidiary company or registered branch in accordance with Peruvian corporate law and appoint Peruvian representatives in accordance with the Organic Hydrocarbon Law who will interact with PeruPetro.

We operate in Peru through Gran Tierra Energy Peru S.R.L. and Petrolifera Petroleum del Peru S.A.C. Gran Tierra Energy Peru S.R.L. has been qualified by PeruPetro with respect to its contracts for Blocks 95, 123 and 129 and Petrolifera has been qualified by PeruPetro with respect to its contracts for Blocks 107 and 133.

When operating under a license contract, the licensee is the owner of the hydrocarbons extracted from the contract area during the performance of operations and pays royalties which are collected by PeruPetro. The licensee can market or export the hydrocarbons in any manner whatsoever, subject to a limitation in the case of national emergency where the law stipulates such manner.

See “Negative Political Developments in Peru May Negatively Affect our Proposed Operations” in Item 1A “Risk Factors” for a description of the risks associated with the political climate in Peru.

Brazil

In Brazil, Law No. 2004 enacted in 1953 created the state monopoly of the petroleum industry and Petrobras, a state-owned legal entity, which was the sole company conducting exploration and production activities in Brazil. The Brazilian Federal Constitution enacted on October 5, 1988, continued this state monopoly of the petroleum industry.

Amendment No. 9 to the Brazilian Constitution, enacted on November 9, 1995, relaxed the state monopoly and authorized the Brazilian government to contract with state and private companies, with head offices and management located in Brazil, for the exploration and production of oil and natural gas, as well as to grant authorizations for the refining, transportation, import and export of oil, natural gas and its by-products.

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

During a public bid procedure, any company evidencing technical, financial and legal standards under the applicable bidding requirements may qualify and apply for particular blocks made available for concession contracts. Qualified companies may compete alone or in association with other companies, including through the formation of “consortia” (unincorporated joint-ventures), provided they agree to comply with all the applicable requirements of Brazilian Corporate Law. Blocks awarded and the duration of the exploration and production periods are defined in the contracts which, besides the usual covenants that can be found in oil concessions, such as exploration and development programs, relinquishment of areas, and unitization, include reversion to the state of certain assets at the end of the concession. Contracts may be assigned or transferred to other Brazilian companies that comply with the technical, financial and legal requirements established by the ANP.

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

Concessionaires are required under Law No. 9478/97 to pay the government dues and fees, in addition to the charges for sale of pre-bid data and information. The ANP has the power to determine the criteria under which the Government Take will be assessed within the limits established by Federal Decree No. 2705/98. Government Take comprises (i) signature bonus, (ii) royalties, (iii) special participation and (iv) area rentals. Part of the Government Take is passed on to States and Municipalities and other government branches according to law.

We operate in Brazil through Gran Tierra Energy Brasil Ltda. (“Gran Tierra Brazil”). Gran Tierra Brazil received approval from the ANP as a Class B operator permitting Grant Tierra Brazil to act as an operator both onshore and in the shallow water offshore Brazil.

In addition to the risk factors referenced in the Peru section above, see "Our Business is Subject to Local Legal, Political and Economic Factors Which are Beyond Our Control, Which Could Impair Our Ability to Expand Our Operations or Operate Profitably" in Item 1A “Risk Factors” for information regarding the regulatory risks that we face.

Environmental Compliance

Our activities are subject to existing laws and regulations governing environmental quality and pollution control in the countries where we maintain operations. Our activities with respect to exploration, drilling, production and facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil and other products, are subject to stringent environmental regulation by local, provincial, state and federal authorities in Colombia, Peru and Brazil. Such regulations relate to environmental impact studies, permissible levels of air and water emissions, control of hazardous waste, construction of facilities, recycling requirements and reclamation standards, among others. Risks are inherent in oil and gas exploration, development and production operations and significant costs and liabilities may be incurred in connection with environmental compliance issues. Licenses and permits which we may require to carry out exploration and production activities may not be obtainable on reasonable terms or on a timely basis and such laws and regulations may have an adverse effect on any project that we may wish to undertake.

In 2015, we plan to spend approximately $4.3 million in Colombia on capital programs related to environmental studies, community consultations and environmental remediation. In Peru, costs for environmental and social projects are expected to be approximately $5.1 million and mainly relate to environmental and social impact assessments, implementation of environmental management plans and environmental and social monitoring activities. In Brazil, we plan to spend approximately $1.3 million on costs for environmental projects including waste management.

In 2014, the following environmental activities occurred:

•
In Colombia, we received the Exploitation License for the Moqueta field, the amendment of the Environmental License for the Mocoa River Exploratory Drilling Area, the amendment of the Global License for the Costayaco field and the Environmental License for the Cabañas Exploratory Drilling Area. We started the in-situ bioremediation of contaminated soil in the Mary battery, which contamination is believed to have been the result of guerrilla activity that occurred in 1998. We commenced measures to control any oil leakage resulting from illegal valves installed on the section of pipeline from Uchupayaco to Sanata, removed the illegal valves and recovered the affected soil and bodies of water after the affected area was secured by the government. Contaminated material was transported to specialized companies with the necessary environmental licenses for treatment and disposal, in accordance with our policy. A number of other minor incidents within our facilities occurred, each of which caused small quantities of oil to be spilled. In each of these minor incidents, we completed a full clean up of the affected area.

•
In Peru, we continued the Environmental Monitoring Program for drilling activities on Block 95 and started an Environmental Monitoring Program for seismic activities on Block 107. We continued partnerships with the Pacaya Samiria Natural Reserve, the Pucacuro National Reserve, the Forest Protection San Matías San Carlos (Block 107) and the Regional Conservation Area Pintuyacu Nanay Chambira & Pucacuro Natural Reserve (Blocks 123 and 129). We obtained the necessary permits for long-term test production and the relocation of a well pad on Block 95 and a seismic program in Block 107. We continue to work towards obtaining permits for drilling activities on Block 107 and exploration projects on Blocks 133, 123 and 129.

•
In Brazil, we implemented controls and field techniques to manage the social and environmental impact of seismic activities on our new exploration blocks in the Recôncavo Basin, completed work to improve the drainage system and constructed barriers on the Tiê field to contain minor spills and continued a reforestation project.

We plan to continue to strive to be in compliance with all environmental and pollution control laws and regulations in Colombia, Peru and Brazil. We plan to continue HSE initiatives in order to minimize our environmental impact and expenses. We also plan to continue to improve internal audit procedures and practices in order to monitor current performance and search for improvement.

We expect the cost of compliance with local, provincial, state and federal provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment for the remainder of our operations, will not be material to us.

We have implemented a company wide web-based reporting system which allows us to better track incidents and respective corrective actions and associated costs. We have a Corporate HSE Management System and follow Environmental Best Practices. We have an environmental risk management program in place as well as waste management procedures. Air and water testing occur regularly and environmental contingency plans have been prepared for all sites and ground transportation of oil. We have a regular quarterly comprehensive reporting system with a schedule of internal audits and routine checking of practices and procedures. Emergency response exercises were conducted in Colombia, Peru and Brazil.

Community Relations Initiatives

In 2014, we continued standardized quarterly reporting on our community relations initiatives. We prioritize hiring local people and companies in all our operations. In support of sustainable development, we have a program of community investment in all of our operating areas. These investments are based on local needs as evidenced in socio-economic baseline studies and consultation with the communities and government authorities so that our investments meet their requirements and have the highest positive impact possible. We also continuously monitor the concerns and expectations of the communities where we operate to ensure our plans and activities are carried out in a manner that takes into account the communities’ needs and compensates and mitigates any possible adverse impacts.

Projects undertaken in 2014 were as follows:

Colombia

In 2014, our most significant community relations initiatives and investments were made in the municipalities of Mocoa, Villagarzon and Puerto Guzman in the Department of Putumayo and the Municipality of Piamonte in the Department of Cauca.
We made voluntary investments in relation to community support during drilling projects on the Chaza Block. Below is a description of our $2.5 million voluntary social investment, responding to the needs identified and prioritized by the communities in those areas in which we operate.

•	Provided support for education, including providing funding for learning technology such as computers.

•	Supported community groups in projects that benefited local families with agriculture projects, including a widely recognized pepper production project with 58 formerly coca-growing families.

•
Sponsored a number of projects to strengthen cultural identity including local festivals that celebrate indigenous culture and history and costs for local delegates to attend a conference of indigenous peoples from various areas in the country.

•
Supported numerous programs for improving local infrastructure such as paving streets in urban areas, construction of cultural venues, construction of sport facilities and computer rooms and provision of materials for electric power supply in rural areas.

•	Implemented projects related to health, basic sanitation and housing including construction of a hospital emergency room and improving health facilities and housing.

•	Provided strong communications with the communities and undertook focused consultations with ethnic minorities.

Peru

In 2014, we invested approximately $2.0 million in the following activities:

•	On Block 95, we made improvements to the Bretaña community health center and provided an electricity generator to the town.

•	Held consultation and education sessions with dozens of communities located on our blocks and developed technical workshops with indigenous organizations on the sustainable use of natural resources.

•	Provided healthcare support services to communities and supported medical campaigns in our blocks.

•	Provided employment to residents in our blocks.

•	Implemented a community environmental monitoring program.

•	Provided 500 water filters to families in outlying communities.

•	Supported initiatives to provide national identification cards to undocumented people in remote rural communities to enable them to work and access health, education and other social programs.

•	Implemented a turtle conservation project in the Pacaya Samiria National Reserve.

•	Supported conservation monitoring activities in the Pucacuro National Reserve, including financing the construction of a conservation research center.

Brazil

In 2014, we invested approximately $80,000 in supporting schools in the municipality of Pojuca, in the Salvador region, including the “Prosa da minha terra” book creation project, benefiting 250 children, promoting literacy, creativity and self-esteem.

Employees

At December 31, 2014, we had 473 full-time employees: 52 located in the Calgary corporate office, 291 in Colombia (150 staff in Bogota and 141 field personnel), 88 in Peru (71 office staff in Lima and 17 field staff) and 42 in Brazil (30 office staff in Rio de Janeiro and Salvador and 12 field staff). None of our employees are represented by labor unions and we consider our employee relations to be good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Exchange Act which we make available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC, are available free of charge to the public on our website www.grantierra.com. To access our SEC filings, select SEC Filings from the investor relations menu on our website, which will provide a list of our SEC filings. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. Any materials we have filed with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street N.E. Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding us. Our SEC filings are also available to the public at the SEC’s website at www.SEC.gov.

Item 1A. Risk Factors

Risks Related to Our Business

Guerrilla Activity in Colombia Has Disrupted and Delayed, and Could Continue to Disrupt or Delay, Our Operations and We Are Concerned About Safeguarding Our Operations and Personnel in Colombia.

During 2012 and 2013, guerrilla activity in Colombia increased significantly, and the activity level remained high in 2014 and into 2015 to date. This increased activity creates a greater risk for our operations and our employees and our mitigation activities may not be adequate to alleviate the risks arising from such guerrilla activity.

For over 40 years, the Colombian government has been engaged in a conflict with two main Marxist guerrilla groups: the Revolutionary Armed Forces of Colombia ("FARC") and the National Liberation Army ("ELN"). Both of these groups have been designated as terrorist organizations by the United States and the European Union. Another threat comes from criminal gangs formed from the former members of the United Self-Defense Forces of Colombia militia, a paramilitary group that originally sprouted up to combat FARC and ELN, which the Colombian government successfully dissolved.

We operate principally in the Putumayo Basin in Colombia, and have properties in other basins, including the Catatumbo, Cauca, Llanos, Sinu-San Jacinto, Middle Magdalena and Lower Magdalena Basins. The Putumayo and Catatumbo regions have been the breeding place of guerrilla activity. Pipelines have been primary targets because such pipelines cannot be adequately secured due to the sheer length of such pipelines and the remoteness of the areas in which the pipelines are laid. The Ecopetrol-operated Trans-Andean oil pipeline (the "OTA pipeline”) which transports oil from the Putumayo region and upon which we materially rely has been targeted by these guerrilla groups. Starting in 2008, the OTA pipeline experienced outages of various lengths. In 2012, the OTA pipeline was shutdown for over 162 days and the shutdown had a material adverse effect on our deliveries to Ecopetrol and our financial performance for 2012. Recently we have experienced outages from October 2012 through to January 2015. In 2013, the OTA pipeline was shutdown for approximately 229 days. In 2014, the OTA pipeline was shutdown for approximately 180 days, which included 49 days as a result of a landslide. We have employed mitigation strategies as discussed in the risk "We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses" later in this section. Such disruptions may continue indefinitely and could harm our business.

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

Our Lack of Diversification Will Increase the Risk of an Investment in Our Common Stock.

Our business focuses on the oil and gas industry in a limited number of properties in Colombia, Peru, and Brazil. Most of our production is in one basin in Colombia. As a result, we lack diversification, in terms of both the nature and geographic scope of our business. Accordingly, factors affecting our industry, such as the price of oil, or the regions in which we operate, including the geographic remoteness of our operations and weather conditions, will likely impact us more acutely than if our business was more diversified. In particular, most of our production is from two fields in the Putumayo Basin in Colombia, and we depend on the OTA pipeline and alternative transportation arrangements to transport our oil to market. Cash flow from these sales funds a large part of our business. Disruptions to this pipeline, as described in the risk "We May Encounter Difficulties Storing and Transporting Our Production, Which Could Cause a Decrease in Our Production or an Increase in Our Expenses", or decline in production from these fields because of the natural aging cycle of the reservoir could harm our business in Colombia and other countries.

We Have an Aggressive Business Plan, and if We do Not Have the Resources to Execute on Our Business Plan, We May Be Required to Curtail Our Operations.

Our revised preliminary capital program for 2015 calls for approximately $140 million to fund our exploration and development, which we intend to fund through cash flows from operations and cash on hand. Funding this program relies in part on oil prices remaining close to current levels or higher and other factors to generate sufficient cash flow. Oil prices were very volatile at the end of 2014 and have remained at low levels in the first part of 2015. We have restricted activity and lowered our planned capital spending for 2015. Low oil prices affect our debt capacity and the amount of money we can borrow using our oil reserves as collateral, as well as the amount of cash we are able to generate from current operations. If we are not able to generate the sales which, together with our current cash resources, are sufficient to fund our capital program, we will not be able to efficiently execute our business plan which would cause us to further decrease our exploration and development, which could harm our business outlook, investor confidence and our share price.

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

The majority of our oil in Colombia is contracted for delivery to a single pipeline owned by CENIT S.A. ("CENIT"), a wholly-owned subsidiary of Ecopetrol, and operated by Ecopetrol. Sales of oil have been and could continue to be disrupted by damage to this pipeline or displaced by Ecopetrol’s use of the pipeline itself. In addition, CENIT has a monopoly over pipeline transportation from the area, which limits our ability to negotiate on pipeline tariff increases and our costs may increase as a result. Under our transportation contract with CENIT, the delivery point for our oil is at the end of the pipeline. This creates a risk of loss of oil due to sabotage by guerrillas or theft from the pipeline which may result in reduced revenues and increased clean-up or third party costs. We have attempted to mitigate the risk of increased costs with insurance and are investigating potential ways to mitigate and reduce revenue risk. CENIT and Ecopetrol maintain responsibility for clean-up of any spilled oil and for pipeline repair.

Problems with these pipelines can cause interruptions to our producing activities if they are for a long enough duration that our storage facilities become full. For example, we experienced disruptions in transportation on this pipeline in March and April of 2008, June, July and August of 2009, June, August, and September 2010, February 2011, February to August of 2012 and October 2012 to January 2015, as a result of sabotage by guerrillas. In addition, there is competition for space in these pipelines, and additional discoveries in our area of operations by other companies could decrease the pipeline capacity available to us. Trucking is an alternative to transportation by pipeline; however, it is generally more expensive and carries higher safety risks for us, our employees and the public.

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

In Peru, any oil produced may be delivered via river barge. Suppliers of barges that meet our high standards for safety and reliability are limited and this may affect our ability to deliver the production volumes we have planned for the test.

Our Oil Sales Will Depend on a Relatively Small Group of Customers, Which Could Adversely Affect Our Financial Results.

During the year ended December 31, 2014, we sold to Ecopetrol, one other main customer and three other customers. While oil prices in Colombia are related to international market prices, lack of competition and reliance on a limited number of customers for sales of oil may diminish prices and depress our financial results.

In Brazil, there are a number of potential customers for our oil and we are working to establish relationships with as many as possible to ensure a stable market for our oil. Currently, almost all of our production in Brazil is sold to Petróleo Brasileiro S.A (“Petrobras”). Petrobras’ refinery in the area of our operations has previously had some technical difficulties which have restricted its ability to receive deliveries. This could mean that we cannot produce to full capacity in the area because of restrictions in being able to deliver our oil.

Our Business is Subject to Local Legal, Political and Economic Factors Which Are Beyond Our Control, Which Could Impair Our Ability to Expand Our Operations or Operate Profitably.

We operate our business in Colombia, Peru, and Brazil, and may eventually expand to other countries. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as nationalization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. Our production in Brazil was shut in for three weeks in October 2013 as a result of a strike by employees of Petrobras which affected the crude oil receiving terminal we use in the Recôncavo Basin, and we have experienced minor delays in trucking operations due to demonstrations and strikes in our operating area during the year ended December 31, 2014. We do not know how long any such labor action will last, and if it lasts a significant amount of time, it may affect our ability to meet our production targets.

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

Recently in Brazil, environmental regulations related to fracture stimulation drilling have been under review by national agencies. In December 2014, the ANP issued an injunction specifically related to properties in the Recôncavo Basin covered by Bid Round 12. This injunction placed a moratorium on unconventional activities on the Bid Round 12 blocks, all of which were unconventional exploration targets, until such a time as policies governing unconventional activities are finalized. Blocks REC-T-129, REC-T-142, REC-T-155 and REC-T-224 were granted in Bid Round 9, for which there has not been a similar injunction; however, we expect that the ANP’s injunction may limit our ability to receive permits in the short-term for our blocks with unconventional exploration targets. We acquired Blocks REC-T-86, REC-T-117 and REC-T-118 in Bid Round 11 and these blocks may be affected by the same or a similar injunction as the one placed on blocks acquired in Bid Round 12. Until this situation is resolved, the expansion of our drilling operations in Brazil may be limited which would harm our business in Brazil.

Almost All of Our Cash and Cash Equivalents is Held Outside of Canada and the United States, and if We Determine to, or Are Required to, Repatriate These Funds, We Could Be Subject to Significant Taxes.

At December 31, 2014, 87% of our cash and cash equivalents was held by subsidiaries and partnerships outside of Canada and the United States. This cash is generally not available to fund domestic or head office operations unless funds are repatriated. At this time, we do not intend to repatriate funds, but if we did, we might have to accrue and pay taxes in certain jurisdictions on the distribution of accumulated earnings.

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

As discussed in Note 12 to the Consolidated Financial Statements in Part II, Item 8 below, our production from the Costayaco Exploitation Area is subject to the HPR royalty, which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. The ANH has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which we contested because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. We also believe that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is our view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and we have initiated the dispute resolution process under the Chaza Contract by filing on January 14, 2013, an arbitration claim before the Center for Arbitration and Conciliation of the Chamber of Commerce of Bogotá, Colombia, seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. We supplemented our claim on May 30, 2013. The ANH has filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that we breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. We filed a response to the ANH's counterclaim and filed our comments on the ANH defense to our claim. The ANH filed an amended counterclaim and we filed a response to the ANH's amended counterclaim. As at December 31, 2014, total cumulative production from the Moqueta Exploitation Area was 4.2 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $64.1 million. At this time no amount has been accrued in the financial statements nor deducted from our reserves for the disputed HPR royalty as we do not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $40.6 million as at December 31, 2014. At this time no amount has been accrued in the financial statements as we do not consider it probable that a loss will be incurred.

Our Business May Suffer if We do Not Attract and Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our executive team and other personnel in conducting our business. The loss of any of these individuals or our inability to attract suitably qualified individuals to replace any of them could materially adversely impact our business. We have experienced difficulties in finding and retaining suitably qualified staff in certain jurisdictions, particularly in Brazil and Peru, where experienced personnel in our industry are in high demand and competition for their talents is intense.

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

Foreign Currency Exchange Rate Fluctuations May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in U.S. dollars. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our income taxes in Colombia are paid in Colombian pesos. As a result, we are exposed to translation risk when local currency financial statements are translated to U.S. dollars, our functional currency. We are also exposed to transaction risk on settlement of payables and receivables denominated in foreign currency. We have purchased non-deliverable foreign exchange contracts to hedge some of the transaction risk related to our Colombian income tax payable. Since September 1, 2005, exchange rates between the Colombian peso and U.S. dollar have varied between 1,648 pesos to one U.S. dollar to 2,632 pesos to one U.S. dollar, a fluctuation of approximately 60%. Production in Brazil is invoiced and paid in Brazilian Reals. Between September 1, 2005 and February 24, 2015, the exchange rate of the Brazilian Real has varied between 1.56 Reals to one U.S. dollar to 2.83 Reals to the U.S. dollar, a variance of 76%. Current and deferred tax liabilities in Colombia are denominated in Colombian pesos and the Colombian peso weakened by 24% against the U.S. dollar in the year ended December 31, 2014, resulting in a foreign exchange gain.

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

Further, we operate in remote areas and may rely on helicopter, boats or other transportation methods. Some of these transport methods may result in increased levels of risk and could lead to operational delays which could effect our ability to add to our reserve base and/or produce oil, serious injury or loss of life and could have a significant impact on our reputation or cash flow. Additionally, some of this equipment is specialized and may be difficult to obtain in our areas of operations, which could hamper or delay operations, and could increase the cost of those operations.

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

In Colombia, we participate in a special exchange regime, which allows us to receive revenue in U. S. dollars offshore. This regime gives us flexibility to determine the currency in which we receive our revenues, rather than to be restricted to Colombian pesos if received in Colombia, but also limits the ways in which we are able to fund our operations in Colombia. As such, this could cause us to employ funding strategies for our Colombian operations that are not as tax efficient as might otherwise be possible if we did not participate in the special exchange regime.

Tax law changes can impact the after tax profits available for expatriation. For example, in the fourth quarter of 2014 the Colombian government approved tax legislation increasing the rate of tax applicable to ordinary income from 34% in 2014 to 39% for 2015, 40% for 2016, 42% for 2017 and 43% for 2018.  In the same legislation, the Colombian government also instituted a new “wealth tax” payable on the net equity of our Colombia business units at a rate of 1.15% for 2015, 1% for 2016 and 0.4% for 2017.

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

Our ability to obtain needed financing may be impaired by factors such as the capital markets (both generally and for the oil and gas industry in particular), the location of our oil and natural gas properties in South America, prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us), and the loss of key management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. The price of oil and natural gas also effects the value of our oil and natural gas reserves, which dictates our capacity to borrow using those reserves as collateral. Some of the contractual arrangements governing our exploration activity may require us to commit to certain capital expenditures, and we may lose our contract rights if we do not have the required capital to fulfill these commitments. If the amount of capital we are able to raise from financing activities, together with our cash flow from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our activities), we may be required to curtail our operations.

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

Guerrilla Activity in Peru Could Disrupt or Delay Our Operations and We Are Concerned About Safeguarding Our Operations and Personnel in Peru.

The Shining Path Guerilla group has been active in Peru since the early 1980’s and, at one point, was active throughout the country. Recently, the group’s activity has been confined to small areas of Peru and operations have been hampered by the capture of many high profile leaders and membership has fallen dramatically. During April 2012, 30 people working on the Camisea natural gas project in central Peru were kidnapped. Most of the workers were released after a short period of time, and the remainder were freed within a few days. The kidnapping was attributed to the Shining Path Guerilla group. Camisea is a very large, high profile project in an area where the group continues to be active. Our operations in Peru are in a different region, with no known activity by the group. Other groups may be active in other areas of the country and possibly our operational areas. Recently there have been security incidents and incidents of social unrest in and around our operating areas, particularly Block 107. We are monitoring the situation and increasing security measures as required. Nevertheless, we are concerned about the security of our operations in Peru and mitigate our risks through good relationships with local communities and stakeholders as well as strong security procedures.

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

Estimates of probable and possible reserves are inherently imprecise. When producing an estimate of the amount of oil that is recoverable from a particular reservoir, probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Possible reserves are even less certain and generally require only a 10% or greater probability of being recovered. All categories of reserves are continually subject to revisions based on production history, results of additional exploration and development, price changes and other factors. Estimates of probable and possible reserves are by their nature much more speculative than estimates of proved reserves and are subject to greater uncertainties, and accordingly the likelihood of recovering those reserves is subject to substantially greater risk.

In addition, the quantity and value of our reserves directly effects our ability to access certain kinds of external financing that uses our reserves as collateral. Low oil prices diminish the value of our oil reserves, thus diminishing not only current cash flow, but debt capacity and access to other forms of capital as well. This could impair our ability to carry out the exploration and development activity required to replace our reserves.

Prices and Markets for Oil and Natural Gas Are Unpredictable and Tend to Fluctuate Significantly, Which Could Reduce Our Profitability, Growth and Value.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price for West Texas Intermediate ("WTI") per bbl has varied from $66 in 2006 to $98 in 2013, and $93 in the year ended December 31,

2014, demonstrating the inherent volatility in the market. The average Brent oil price per bbl was $111 in 2011, $112 in 2012, $109 in 2013 and $99.02 in the year ended December 31, 2014. At the end of 2014, oil prices declined sharply, and the effect of that decline is not apparent from the average price for the year. On December 31, 2014, the price of WTI was $53.27 per bbl and the price of Brent oil was $55.27 per bbl. Given the current economic environment and unstable conditions in the Middle East, North Africa, and Eastern Europe and the current supply of oil in world markets, the oil price environment is unpredictable and unstable. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our oil and gas reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contract with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations, financing available to us, and quantities of reserves recoverable on an economic basis.

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

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our exploration expenditures may not result in new discoveries of oil or natural gas in commercially viable quantities or at a commercially viable cost. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. For example, in January 2014, the Corunta-1 exploration well on the west flank of the Moqueta field encountered drilling problems prior to reaching the reservoir target on this long-reach deviated well, and the decision was made to abandon the well. The target location may be drilled again in the future with a revised drilling plan. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations. In addition, changes in the price of oil can affect the commercial success of our exploration activity. If the oil price declines drastically, such as it did at the end of 2014 and beginning of 2015, some projects that were previously considered commercially successful may not be at low oil price levels and may be deferred, which means that our short to medium term production and cash flow may be lower than previously anticipated. For example, largely as a result of the current low commodity price environment, we reevaluated our business strategy with a renewed focus on balancing the return and risk of our exploration and development projects. As a result, on February 19, 2015, we made the decision to cease all further development expenditures on the Bretaña field on Block 95 in Peru other than what is necessary to maintain tangible asset integrity and security. The high capital investment, associated debt financing and long-term payout horizon of this project does not align with our shift in strategy as announced on February 2, 2015. Considering the current low commodity price environment and the significant aspects of the Bretaña field project which were no longer in line with our strategy, our Board of Directors determined that they would not proceed with the further capital investment required to develop the Bretaña field. As a result of this decision, all probable and possible reserves associated with the field were reclassified as contingent resources in a report with an effective date of January 31, 2015. Further as a result, $265.1 million of unproved properties relating to Block 95 were impaired at December 31, 2014. We expect to continue to identify and evaluate all options for the Bretaña field.

Estimates of Oil and Natural Gas Reserves That We Make May Be Inaccurate and Our Actual Revenues May Be Lower and Our Operating Expenses May Be Higher Than Our Financial Projections.

We make estimates of oil and natural gas reserves, upon which we will base our financial projections. We make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions. Wells that are drilled may not achieve the results expected from interpretation of geological data. Economic factors beyond our control, such as world oil prices, interest rates and exchange rates, will also impact the value of our reserves. The process of estimating oil and gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, our reserve estimates will be inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those we estimate. If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

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

If Oil and Natural Gas Prices Decrease, or Our Operating Results are Different Than We Expect, We May Be Required to Take Write-Downs of the Carrying Value of Our Oil and Natural Gas Properties.

We follow the full cost method of accounting for our oil and gas properties. A separate cost center is maintained for expenditures applicable to each country in which we conduct exploration and/or production activities. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price during the 12 months period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the month price for each month within such period for that oil and natural gas. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. The net book value is compared with the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. Under full cost accounting rules, any write-off recorded may not be reversed even if higher oil and natural gas prices increase the ceiling applicable to future periods. Future price decreases could result in reductions in the carrying value of such assets and an equivalent charge to earnings. In countries where we do not have proved reserves, dry wells drilled in a period would directly result in an impairment for that period.

In 2012, we recorded a ceiling test impairment loss of $20.2 million in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. The farm-out agreement for that block terminated during the first quarter of 2012 when we provided notice that we would not enter into the second exploration period. In 2013, we recorded a $2.0 million ceiling test impairment loss in our Brazil cost center related to lower realized prices and an increase in operating costs. In the year ended December 31, 2013, we recorded a ceiling test impairment loss of $30.8 million in our Argentina cost center as a result of deferred investment and inconclusive waterflood results. In 2014, we recorded an impairment loss of $265.1 million in our Peru cost center related to drilling costs on Block 95.

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

Decommissioning Costs Are Unknown and May Be Substantial; Unplanned Costs Could Divert Resources from Other Projects.

We are responsible for costs associated with abandoning and reclaiming some of the wells, facilities and pipelines which we use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have determined that we require a reserve account for these potential costs in respect of our current properties and facilities at this time, and have booked such reserve on our financial statements. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy decommissioning costs could impair our ability to focus capital investment in other areas of our business. For example, our decision to not commit to further investment in the Bretaña field on Block 95 in Peru could accelerate the timing of significant decommissioning costs.

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

Environmental Risks May Adversely Affect Our Business.

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and federal, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. For example, we have encountered difficulties maintaining the stability of the river shoreline at our drilling and production facilities at the Bretaña field on Block 95. We will have to invest money to remediate the shoreline even though we have suspended investment in the field while we evaluate options. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

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

Risks Related to Our Common Stock

The Market Price of Our Common Stock May Be Highly Volatile and Subject to Wide Fluctuations.

The market price of shares of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including but not limited to:

•	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in connection with acquisitions of other companies or assets;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;

•	fluctuations in revenue from our oil and natural gas business;

•	changes in the market and/or WTI or Brent price for oil and natural gas commodities and/or in the capital markets generally, or under our credit agreement;

•	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;

•	changes in the social, political and/or legal climate in the regions in which we will operate;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting us, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	changes in independent reserve estimates related to our oil and gas properties;

•	announcements of technological innovations or new products available to the oil and natural gas industry;

•	announcements by relevant governments pertaining to incentives for alternative energy development programs;

•	fluctuations in interest rates, exchange rates and the availability of capital in the capital markets; and

•	significant sales of shares of our Common Stock, including sales by future investors in future offerings we expect to make to raise additional capital.

In addition, the market price of shares of our Common Stock could be subject to wide fluctuations in response to various factors, which could include the following, among others:

•	quarterly variations in our revenues and operating expenses; and

•	additions and departures of key personnel.

•	updated reserve estimates by independent parties.

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

Administrative Facilities

Our executive offices are located in Calgary, Canada. Our primary executive offices comprise approximately 29,000 square feet, which we lease for approximately $79,000 per month under a lease that expires on December 30, 2018. We lease administrative office space in Colombia, Peru and Brazil. We believe that our current executive and administrative offices are sufficient for our purposes or, to the extent that we need additional office space, that additional office space will be readily available to us.

Item 3. Legal Proceedings

As discussed above (see “Royalties”, above, in Item 1), Gran Tierra’s production from the Costayaco Exploitation Area is subject to the HPR royalty, which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. The ANH has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which was contested by Gran Tierra because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. Gran Tierra also believes that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process under the Chaza Contract by filing on January 14, 2013, an arbitration claim before the Center for Arbitration and Conciliation of the Chamber of Commerce of Bogotá, Colombia, seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. Gran Tierra supplemented its claim on May 30, 2013. The ANH has filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that Gran Tierra breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated. Gran Tierra filed a response to the ANH's counterclaim and filed its comments on the ANH defense to Gran Tierra's claim. The ANH filed an amended counterclaim and Gran Tierra filed a response to the ANH's amended counterclaim. As at December 31, 2014, total cumulative production from the Moqueta Exploitation Area was 4.2 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $64.1 million. At this time, no amount has been accrued in the financial statements nor deducted from our reserves for the disputed HPR royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $40.6 million as at December 31, 2014. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

We have several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We record costs as they are incurred or become probable and determinable.

Item 4. Mine Safety Disclosures

Not applicable.

End of Item 4

Executive Officers of the Registrant

Set forth below is information regarding our executive officers as of February 24, 2015.

Name	Age	Position
Jeffrey J. Scott	52	Executive Chairman of the Board; Director
Duncan Nightingale	56	Interim President and Chief Executive Officer
James Rozon	51	Chief Financial Officer
David Hardy	60	Vice-President, Legal, Secretary and General Counsel
Adrian Coral	41	President, Gran Tierra Energy Colombia
Carlos Monges	58	President, Gran Tierra Energy Peru

Jeffrey J. Scott, Executive Chairman of the Board. Mr. Scott has served as Executive Chairman of our Board since February 2015, and served as Chairman of our Board of directors since January 2005. Since 2001, Mr. Scott has served as President of Postell Energy Co. Ltd., a privately held oil and gas producing company. He has extensive oil and gas management experience, beginning as a production manager of Postell Energy Co. Ltd in 1985 advancing to President in 2001. Also, since February 2012, Mr. Scott has served as Executive Chairman of Sulvaris Inc., a private fertilizer technology company. Mr. Scott is also currently a director of Petromanas Energy Inc. He was previously a director of Tuscany International Drilling Inc., Essential Energy Services Trust, Suroco Energy, Inc., VGS Seismic Canada Inc., High Plains Energy Inc., Saxon Energy Services Inc., Galena Capital Corp. and Gallic Energy Ltd., all of which are publicly-traded companies. Mr. Scott holds a Bachelor of Arts degree from the University of Calgary, and a Masters of Business Administration from California Coast University.

Duncan Nightingale, Interim President and Chief Executive Officer. Mr. Nightingale joined Gran Tierra in September 2009, where he served in our Calgary, Canada office as our Vice President of Exploration from September 2009 to January 2011. He served in our Bogotá, Colombia office as our Senior Manager Project Planning and Exploration from January 2011 until August 2011 and in our Calgary office as Chief Operating Officer from August 2011 to February 2, 2015. On February 2, 2015, Mr. Nightingale was promoted to Interim President and Chief Executive Officer. Prior to joining Gran Tierra, Mr. Nightingale was Senior Vice President, Exploration & Production, at Artumas Group Inc., a Canadian oil and gas company focusing on exploration and development of hydrocarbon reserves in Tanzania and Mozambique, where he was responsible for Artumas Group’s exploration and production operations in Mozambique and Tanzania and management of its gas processing plant and power generation facility in Tanzania. Prior to Artumas Group, Mr. Nightingale was General Manager, Exploration & Production, with Dana Gas PJSC, a leading private sector natural gas company in the Middle East, where Mr. Nightingale was responsible for all of Dana Gas’s exploration and production operations and was responsible for a multi-million dollar exploration and development program in Kurdistan. Prior to Dana Gas, Mr. Nightingale was with Encana Corporation’s International Division from May 2002 until March 2007. From June 2002 until September 2003, he was the Country Manager in Qatar, responsible for managing Encana’s activities in Qatar, including the execution of exploration programs and new venture activity. From October 2003 until June 2006, he had similar responsibilities in the Sultanate of Oman, where he served as Encana’s Country Manager. Mr. Nightingale has a total of 30 years of corporate head office and resident in-country international operating experience, spanning all aspects of managing exploration programs, development and production operations, new business ventures, portfolio management and strategic planning. Mr. Nightingale graduated from the University of Nottingham in the U.K. with a Bachelor of Science degree with honors in Geology.

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

David Hardy, Vice President, Legal, and Secretary and General Counsel. Mr. Hardy joined Gran Tierra as General Counsel, Vice President Legal and Secretary on March 1, 2010. He has more than 20 years’ experience in the legal profession. Before joining Gran Tierra, he worked for Encana Corporation and for Encana Corporation’s predecessor, Pan Canadian, from 2000 through 2009 where he held various positions, including: Vice President Divisional Legal Services, Integrated Oil and Canadian Plains Divisions; Vice President Regulatory Services, Corporate Relations Division; and Associate General Counsel, Offshore and International Division. For four of his eight years in the Offshore and International Division of Encana, Mr. Hardy led the Legal and Commercial Negotiations Group, where he was responsible for providing strategic legal, commercial and negotiation advice and support to the offshore and international business units. This included dealing with new venture activities and operational, joint venture and host government issues relating to projects in various countries, including Australia, Brazil, Chad, Libya, Oman, Qatar and Yemen. Prior to joining Encana, Mr. Hardy spent over 10 years in private practice and was a partner in a law firm in Calgary, Alberta. He holds a Juris Doctor Degree from the University of Calgary (converted from an LL.B Degree in 2011) and is a member of the Law Society of Alberta and the Association of International Petroleum Negotiators.

Adrian Coral, President, Gran Tierra Energy Colombia. Mr. Coral joined Gran Tierra in August 2006 as an operations engineer in Gran Tierra Energy Colombia, Ltd., and served in that capacity until February 2007. Mr. Coral rejoined Gran Tierra in August 2008 as Operations Director of Gran Tierra Energy Colombia, Ltd. He served in that capacity until September 2011, when he was promoted to Production Manager of Gran Tierra Energy Colombia, Ltd. Mr. Coral was promoted to Senior Operations Manager of Gran Tierra Energy Colombia, Ltd. in April 2013. On August 1, 2014, Mr. Coral was promoted to President, Gran Tierra Energy Colombia. Mr. Coral has a total of 18 years of experience as an engineer or manager in the oil and gas industry. Mr. Coral graduated from the Universidad de América – Bogotá D.C. with a degree as a Petroleum Engineer and from the School of Business Management – Bogotá D.C with degree in Project Management.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock trade on the NYSE MKT and on the Toronto Stock Exchange ("TSX") under the symbol “GTE”. In addition, the exchangeable shares in one of our subsidiaries, Gran Tierra Exchangeco, are listed on the TSX and are trading under the symbol “GTX”.

As of February 24, 2015, there were approximately: 35 holders of record of shares of our Common Stock and 276,108,951 shares outstanding with $0.001 par value; and one share of Special A Voting Stock, $0.001 par value representing approximately six holders of record of 4,524,627 exchangeable shares which may be exchanged on a 1-for-1 basis into shares of our Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing nineteen holders of record of 5,558,518 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into shares of our Common Stock.

For the quarters indicated from January 1, 2013, through the end of the fourth quarter of 2014, the following table shows the high and low closing sale prices per share of our Common Stock as reported on the NYSE MKT.

	High	Low
Fourth Quarter 2014	$5.43	$3.11
Third Quarter 2014	$8.04	$5.54
Second Quarter 2014	$8.12	$6.97
First Quarter 2014	$7.74	$6.82
Fourth Quarter 2013	$7.92	$6.86
Third Quarter 2013	$7.36	$6.01
Second Quarter 2013	$6.53	$5.21
First Quarter 2013	$6.12	$5.00

Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2014, we issued 9,500 shares of our common stock to one holder of exchangeable shares, Verne Johnson, which were issued by a subsidiary of Gran Tierra in a share exchange on November 10, 2005. The shares were issued to this holder in reliance on Regulation S promulgated by the SEC as the investor was not a resident of the United States.

Dividend Policy

We have never declared or paid dividends on the shares of Common Stock and we intend to retain future earnings, if any, to support the development of the business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, would be at the discretion of our Board of Directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs. Under the terms of our credit facility we cannot pay any dividends to our shareholders if we are in default under the facility and if we are not in default then are required to obtain bank approval for any dividend payments made by us exceeding $2 million in any fiscal year.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gran Tierra Energy Inc, the Russell Small Cap Completeness Index,
and the Dow Jones US Exploration & Production TSM Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Gran Tierra Energy Inc
Russell Small Cap Completeness
Dow Jones US Exploration & Production TSM

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 Dow Jones & Co. All rights reserved.
Copyright© 2015 Russell Investment Group. All rights reserved.

Item 6. Selected Financial Data
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

Statement of Operations Data
	Year Ended December 31,
	2014	2013	2012	2011	2010
Oil and natural gas sales	$559,398	$646,955	$503,467	$548,175	$359,302
Interest income	2,856	2,174	1,709	1,124	1,148
	562,254	649,129	505,176	549,299	360,450

Operating expenses	113,949	110,172	92,207	59,421	50,638
DD&A expenses	451,003	202,851	150,570	185,696	134,156
G&A expenses	51,249	41,115	46,659	52,344	37,373
Financial instruments loss (gain)	4,722	—	—	(1,354)	(43)
Other loss	—	4,400	—	—	—
Other gain	(2,000)	—	(9,336)	—	—
Equity tax	—	—	—	8,271	—
Gain on acquisition	—	—	—	(21,699)	—
Foreign exchange (gain) loss	(39,535)	(18,693)	28,727	(255)	16,672
	579,388	339,845	308,827	282,424	238,796

(Loss) income from continuing operations before income taxes	(17,134)	309,284	196,349	266,875	121,654
Income tax expense	(127,215)	(128,261)	(96,267)	(115,290)	(51,548)
(Loss) income from continuing operations	(144,349)	181,023	100,082	151,585	70,106
Loss from discontinued operations, net of income taxes	(26,990)	(54,735)	(423)	(24,668)	(32,934)
Net income (loss)	$(171,339)	$126,288	$99,659	$126,917	$37,172

INCOME (LOSS) PER SHARE
BASIC
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.51)	$0.64	$0.35	$0.55	$0.28
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(0.09)	(0.19)	0.00	(0.09)	(0.13)
NET INCOME (LOSS)	$(0.60)	$0.45	$0.35	$0.46	$0.15
DILUTED
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.51)	$0.63	$0.35	$0.54	$0.27
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(0.09)	(0.19)	0.00	(0.09)	(0.13)
NET INCOME (LOSS)	$(0.60)	$0.44	$0.35	$0.45	$0.14

Balance Sheet Data
	As at December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$331,848	$428,800	$212,624	$351,685	$355,428
Working capital (including cash)	239,824	245,827	222,468	213,100	265,835
Oil and gas properties	1,117,931	1,250,070	1,196,661	1,036,850	721,157
Deferred tax asset - long-term	601	1,407	1,401	4,747	—
Total assets	1,714,050	1,904,550	1,732,875	1,626,780	1,249,254
Deferred tax liability - long-term	175,324	177,082	225,195	186,799	204,570
Total long-term liabilities	211,999	208,077	250,059	207,633	210,075
Shareholders’ equity	1,276,685	1,429,908	1,291,431	1,174,318	886,866

On June 25, 2014, we sold our Argentina business unit to Madalena Energy Inc. ("Madalena") for aggregate consideration of $69.3 million, comprising $55.4 million in cash and $13.9 million in Madalena shares. In accordance with generally accepted accounting principles in the United States of America, we met the criteria to classify our Argentina business unit as discontinued operations in the second quarter of 2014. As such, the results of operations for our Argentina business unit are reflected as loss from discontinued operations, net of income taxes and discussed further in Note 3, "Discontinued Operations," of our consolidated financial statements for the three years ended December 31, 2014.

On March 18, 2011, we completed the acquisition of all the issued and outstanding common shares and warrants of Petrolifera Petroleum Limited (“Petrolifera”) pursuant to the terms and conditions of an arrangement agreement dated January 17, 2011. Petrolifera was a Calgary, Alberta, Canada based oil, natural gas and NGL exploration, development and production company active in Argentina, Colombia and Peru.

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

Overview

We are an independent international energy company incorporated in the United States and engaged in oil and natural gas acquisition, exploration, development and production. Our operations are carried out in South America in Colombia, Peru and Brazil and we are headquartered in Calgary, Alberta, Canada.

On June 25, 2014, we sold our Argentina business unit to Madalena Energy Inc. ("Madalena") for aggregate consideration of $69.3 million, comprising $55.4 million in cash and $13.9 million in Madalena shares. The decision to sell our Argentina business unit followed ongoing success in Colombia and ongoing evaluations in Brazil and was due to a decision to focus our human and capital resources in areas that we believe will provide the greatest return for our shareholders and drive growth in the future. In accordance with generally accepted accounting principles in the United States of America ("GAAP"), we met the criteria to classify our Argentina business unit as discontinued operations in the second quarter of 2014. As such, the results of operations for our Argentina business unit are reflected as loss from discontinued operations, net of income taxes and discussed further in Note 3, "Discontinued Operations," of our consolidated financial statements for the three years ended December 31, 2014.

Largely as a result of the current low commodity price environment, we reevaluated our business strategy with a renewed focus on balancing the return and risk of our exploration and development projects. As a result, on February 19, 2015, we made the decision to cease all further development expenditures on the Bretaña field on Block 95 in Peru other than what is necessary to maintain tangible asset integrity and security. The high capital investment, associated debt financing and long-term payout horizon of this project does not align with our shift in strategy as announced on February 2, 2015.

Considering the current low commodity price environment and the significant aspects of the Bretaña field project which were no longer in line with our strategy, our Board of Directors determined that they would not proceed with the further capital investment required to develop the Bretaña field. As a result of this decision, all probable and possible reserves associated with the field were reclassified as contingent resources in a report with an effective date of January 31, 2015. Further as a result, $265.1 million of unproved properties relating to Block 95 were impaired at December 31, 2014. We expect to continue to identify and evaluate all options for the Bretaña field.

For the year ended December 31, 2014, 95% (year ended December 31, 2013 - 96%; year ended December 31, 2012 - 98%) of our revenue and other income was generated in Colombia.

As of December 31, 2014, we had estimated proved reserves NAR of 37.0 MMBOE, approximately 100% oil, of which 79% were proved developed reserves. Our primary source of liquidity is cash generated from our operations and cash on hand.

The price of oil is a critical factor to our business, has historically been volatile, and has fallen dramatically in December 2014 and January 2015. Sustained periods of low oil prices could be detrimental to our financial performance. During 2014, the average price realized for our oil was $83.22 per barrel (2013 - $92.31; 2012 - $102.92). Average Brent oil prices for the year ended December 31, 2014, were $99.02 per bbl compared with $108.64 per bbl in 2013. West Texas Intermediate ("WTI") oil prices for the year ended December 31, 2014, were $93.00 per bbl compared with $97.97 per bbl in 2013. At the end of 2014, oil prices declined sharply, and the effect of that decline was not reflected in the average price for the year ended December 31, 2014. On December 31, 2014, the Brent oil price was $55.27 per bbl and the WTI oil price was $53.27 per bbl.

Business Strategy

We are focused on the South America oil and gas business with current operations in Colombia, Peru and Brazil. In today’s low commodity price environment we are taking prudent steps to ensure near term stability while positioning for growth in preparation for rising commodity prices in the future. A key piece in this strategy is the preservation of our strong balance sheet through reductions to our capital program, operating expenses, general and administrative costs and renegotiations of all service and transportation costs. For the capital program, only those projects that have immediate value additions or are contractual commitments will move forward, and all others will be deferred or canceled. Additionally, our exploration and development process is under review with the intent of high grading and enhancing our exploration success. The current process of prospect generation, selection, analysis and drilling decisions is under review. The exploration portfolio will be re-evaluated with a view to focusing on lower risk oil prospects and farming down higher risk longer term prospects. Whenever possible operatorship will be retained in order to maintain operational and financial control.

With a focus on cost control, we aim to continue to grow organically over the long-term, and, in the near-term, we look to leverage off our financial strength, South American experience and in-country relationships to grow inorganically through the opportunistic acquisition of distressed assets and/or companies in our target region which we believe will arise during this low commodity price cycle. We will also look to strategically dispose of non-core assets as opportunities to do so present themselves.

Highlights

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
Estimated Proved Oil and Gas Reserves, NAR, at December 31 (MMBOE) (5)	37.0	(12)	42.1	4	40.6

Estimated Probable Oil and Gas Reserves, NAR, at December 31 (MMBOE) (5) (6)	13.5	(81)	69.8	347	15.6

Estimated Possible Oil and Gas Reserves, NAR, at December 31 (MMBOE) (5) (6)	15.4	(79)	72.0	139	30.1

Production (BOEPD) (1) (2)	18,523	(4)	19,239	43	13,423

Prices Realized - per BOE (1)	$82.74	(10)	$92.13	(10)	$102.48

Revenue and Other Income ($000s) (1)	$562,254	(13)	$649,129	28	$505,176

(Loss) Income from Continuing Operations ($000s) (1)	$(144,349)	(180)	$181,023	81	$100,082
Loss from Discontinued Operations, Net of Income Taxes ($000s)	(26,990)	(51)	(54,735)	—	(423)
Net Income (Loss) ($000s)	$(171,339)	(236)	$126,288	27	$99,659

Income (Loss) Per Share - Basic
(Loss) Income from Continuing Operations (1)	$(0.51)	(180)	$0.64	83	$0.35
Loss from Discontinued Operations, Net of Income Taxes	(0.09)	(53)	(0.19)	—	0.00
Net Income (Loss)	$(0.60)	(233)	$0.45	29	$0.35

Income (Loss) Per Share - Diluted
(Loss) Income from Continuing Operations (1)	$(0.51)	(181)	$0.63	80	$0.35
Loss from Discontinued Operations, Net of Income Taxes	(0.09)	(53)	(0.19)	—	0.00
Net Income (Loss)	$(0.60)	(236)	$0.44	26	$0.35

Funds Flow From Continuing Operations ($000s) (1)(3)	$311,318	(9)	$343,199	17	$292,745

Net Capital Expenditures for Continuing Operations ($000s) (1) (4)	$416,232	41	$295,315	8	$272,523

	As at December 31,
	2014	% Change	2013	% Change	2012
Cash & Cash Equivalents ($000s)	$331,848	(23)	$428,800	102	$212,624

Working Capital (including cash & cash equivalents) ($000s)	$239,824	(2)	$245,827	10	$222,468

Property, Plant & Equipment ($000s)	$1,128,944	(10)	$1,260,172	5	$1,205,426

(1) Excludes amounts relating to discontinued operations. Oil and gas production, NAR and adjusted for inventory changes and losses, associated with discontinued operations was 1,361 BOEPD for the year ended December 31, 2014 (2013 - 3,028 BOEPD; 2012 - 3,474 BOEPD). Argentina production for the year ended December 31, 2014, was calculated to the date of sale of June 25, 2014.
(2) Production represents production volumes NAR adjusted for inventory changes and losses.

(3) Funds flow from continuing operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Management uses this financial measure to analyze operating performance and the income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze operating performance and our financial results. Investors should be cautioned that this measure should not be construed as an alternative to net income or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from continuing operations, as presented, is net income or loss adjusted for loss from discontinued operations, net of income taxes, depletion, depreciation, accretion and impairment (“DD&A”) expenses, deferred tax recovery or expense, non-cash stock-based compensation, unrealized loss on financial instruments, unrealized foreign exchange gain or loss, cash settlement of asset retirement obligation, other loss and other gain, and equity tax. A reconciliation from net income or loss to funds flow from operations is as follows:

	Year Ended December 31,
Funds Flow From Continuing Operations - Non-GAAP Measure ($000s)	2014	2013	2012
Net income (loss)	$(171,339)	$126,288	$99,659
Adjustments to reconcile net income (loss) to funds flow from continuing operations
Loss from discontinued operations, net of income taxes	26,990	54,735	423
DD&A expenses	451,003	202,851	150,570
Deferred tax expense (recovery)	34,350	(28,865)	26,814
Non-cash stock-based compensation	5,451	8,002	10,999
Unrealized loss on financial instruments	9,383	—	—
Unrealized foreign exchange (gain) loss	(38,441)	(18,799)	17,150
Cash settlement of asset retirement obligation	(796)	(2,068)	—
Other loss	—	4,400	—
Other gain	(2,000)	—	(9,336)
Equity tax	(3,283)	(3,345)	(3,534)
Funds flow from continuing operations	$311,318	$343,199	$292,745

(4) In 2013, capital expenditures are net of proceeds of $54.0 million relating to termination of a farm-in agreement in Brazil; and $1.5 million relating to the sale of our 15% working interest in the Mecaya Block in Colombia.

(5) Estimated proved, probable and possible oil and gas reserves, NAR, as at December 31, 2013, included 4.4, 2.1 and 10.3 MMBOE, respectively, in Argentina. Estimated proved, probable and possible oil and gas reserves, NAR, as at December 31, 2012, included 6.3, 2.8 and 14.1 MMBOE, respectively, in Argentina.

(6) As previously discussed, all probable and possible reserves associated with the field were reclassified as contingent resources in a report with an effective date of January 31, 2015. These reserves are therefore excluded from this table.

•
Oil and gas production NAR before inventory adjustments and losses increased to 19,283 BOEPD for the year ended December 31, 2014, compared with 19,071 BOEPD in 2013. In 2014, production from new wells in the Moqueta field in the Chaza Block and a new well in the Llanos-22 Block had a positive effect on production NAR before inventory adjustments and losses in Colombia, which was partially offset by the impact of well downtime for workovers and a water cut increase on the Costayaco field in the Chaza Block. Production in 2014 was 83% from the Chaza Block in Colombia.

•
Oil and gas production, NAR and adjusted for inventory changes and losses, decreased by 4% to 18,523 BOEPD for the year ended December 31, 2014, compared with 19,239 BOEPD in 2013. During the year ended December 31, 2014, an oil inventory and losses ("oil inventory") increase accounted for 0.3 MMbbl or 760 bopd of reduced production compared with an oil inventory decrease in 2013 which accounted for 0.1 MMbbl or 168 bopd increased production.

•
Estimated proved oil and NGL reserves, NAR, as of December 31, 2014, were 36.9 MMbbl, compared with 39.8 MMbbl as at December 31, 2013, and after 2014 oil and NGL production of 7.0 MMbbl NAR before inventory changes and losses, excluding Argentina production. The decrease was primarily due to the sale of our Argentina business unit during 2014 which contributed 3.6 MMbbl of proved oil and NGL reserves, NAR, as at December 31, 2013. This was partially offset by: reserve additions in Colombia for the Costayaco field due to reservoir performance and additional development drilling; reserve additions in Colombia for the Moqueta field due to delineation drilling; and reserve additions in Brazil for the Tiê field due to a successful dual completion program, the acid stimulation treatment of the Agua Grande formation, results of seismic reprocessing, and additional reservoir volume in the Sergi formation,

•
Estimated probable and possible oil and NGL reserves, NAR, as of December 31, 2014, were 13.0 MMbbl and 14.9 MMbbl, respectively, compared with 68.9 MMbbl and 63.7 MMbbl as of December 31, 2013. As previously discussed, all probable and possible reserves associated with the Bretaña field on Block 95 in Peru were reclassified as contingent resources in a report with an effective date of January 31, 2015, as a result of the decision to cease all further development expenditures on the Bretaña field on Block 95 in Peru other than what is necessary to maintain tangible asset integrity and security. The December 31, 2014, reserves referred to in this bullet exclude probable and possible reserves associated with the Bretaña field. Estimated probable and possible oil and NGL reserves, NAR, as at December 31, 2013, included 1.8 and 2.6 MMbbl, respectively, in Argentina. The December 31, 2013, reserves also included 57.6 MMBOE and 104.7 MMBOE of 2P and 3P reserves relating to the Bretaña Field on Block 95 in Peru.

•
Estimated proved gas reserves, NAR, as of December 31, 2014, were 1.0 Bcf compared with 13.5 Bcf at December 31, 2013. Estimated probable and possible gas reserves, NAR, as of December 31, 2014 were 3.4 Bcf and 2.5 Bcf, respectively, compared with 5.5 Bcf and 50.3 Bcf as of December 31, 2013. Estimated proved, probable and possible gas reserves in Argentina, NAR, as at December 31, 2013, were 4.7 Bcf, 1.7 Bcf and 46.2 Bcf, respectively.

•
For the year ended December 31, 2014, revenue and other income decreased by 13% to $562.3 million compared with $649.1 million in 2013. The decrease was due to the combined effect of decreased production and lower realized prices. The average price realized per BOE decreased by 10% to $82.74 from $92.13 in 2013.

•
Loss from continuing operations for the year ended December 31, 2014, was $144.3 million, or $0.51 per share basic and diluted, compared with income from continuing operations of $181.0 million, or $0.64 per share basic and $0.63 per share diluted, in 2013. In the year ended December 31, 2014, we recorded an impairment loss of $265.1 million in our Peru cost center relating to costs incurred on Block 95.

•
Loss from discontinued operations, net of income taxes, was $27.0 million, or $0.09 per share basic and diluted for the year ended December 31, 2014, compared with $54.7 million, or $0.19 per share basic and diluted, in 2013. Loss from discontinued operations after income taxes for the year ended December 31, 2013, included a ceiling test impairment loss of $30.8 million in our Argentina cost center due to a decrease in reserves as a result of deferred investment and inconclusive waterflood results on the Puesto Morales Block. For the year ended December 31, 2014, loss from discontinued operations, net of tax, included loss on disposal of the Argentina business unit of $19.3 million.

•
Loss for the year ended December 31, 2014, was $171.3 million, or $0.60 per share basic and diluted, compared with net income of $126.3 million, or $0.45 per share basic and $0.44 per share diluted, in 2013. As previously discussed, in the year ended December 31, 2014, we recorded an impairment loss of $265.1 million in our Peru cost center relating to costs incurred on Block 95. Additionally, the decrease was due to lower income from continuing operations and the recognition of a loss on sale of the Argentina business unit, partially offset by the effect of the ceiling test impairment loss of $30.8 million in our Argentina cost center in 2013.

•
For the year ended December 31, 2014, funds flow from continuing operations decreased by 9% from $343.2 million to $311.3 million primarily due to decreased oil and natural gas sales and increased operating and G&A expenses, partially offset by realized foreign exchange and financial instrument gains and lower income tax expenses.

•
Cash and cash equivalents were $331.8 million at December 31, 2014, compared with $428.8 million at December 31, 2013. The decrease in cash and cash equivalents for the year ended December 31, 2014, was primarily the result of cash capital expenditures of $347.0 million, cash used in operating activities of discontinued operations of $4.8 million and $97.9 million change in assets and liabilities from operating activities of continuing operations, partially offset by funds flow from continuing operations of $311.3 million, cash provided by investing activities of discontinued operations of $30.4 million, and proceeds from the issuance of shares of common stock of $11.1 million.

•	Working capital (including cash and cash equivalents) was $239.8 million at December 31, 2014, a $6.0 million decrease from December 31, 2013.

•
Property, plant and equipment ("PPE") at December 31, 2014, was $1.1 billion, a decrease of $131.2 million from December 31, 2013, as a result of $416.2 million of capital expenditures related to continuing operations and $18.7 million of capital expenditures related to discontinued operations, partially offset by the sale of the Argentina business unit PPE of

$100.2 million, $453.0 million of depletion, depreciation and impairment expenses related to continuing operations, including an impairment loss of $265.1 million in our Peru cost center relating to costs incurred on Block 95, and $12.9 million of depletion, depreciation and impairment expenses recorded in loss from discontinued operations.

•
Capital expenditures for the year ended December 31, 2014 for continuing operations, were $416.2 million compared with $295.3 million for the year ended December 31, 2013. In 2014, capital expenditures included drilling of $245.3 million, geological and geophysical (“G&G”) expenditures of $96.1 million, facilities of $36.6 million and other expenditures of $38.2 million.

Estimated Oil and Gas Reserves

As at December 31, 2014, estimated proved oil and gas reserves, NAR, were 37.0 MMBOE compared with 42.1 MMBOE as at December 31, 2013 and 40.6 MMBOE as at December 31, 2012. Proved reserves at December 31, 2014 were after 2014 oil and gas production of 7.0 MMBOE NAR before inventory changes and losses. Estimated proved oil and gas reserves, NAR, as at December 31, 2013, included 4.4 MMBOE in Argentina. We sold our Argentina business unit during 2014.

Estimated proved oil reserves, NAR, as of December 31, 2014, were 36.9 MMbbl compared with 39.8 MMbbl as at December 31, 2013 and after producing 7.0 MMbbl NAR before inventory adjustments and losses, excluding Argentina production. The decrease was primarily due to the sale of our Argentina business unit during 2014 which contributed 3.6 MMbbl of proved oil and NGL reserves at December 31, 2013. This was partially offset by: reserve additions in Colombia for the Costayaco field due to reservoir performance and additional development drilling; reserve additions in Colombia for the Moqueta field due to delineation drilling; and reserve additions in Brazil for the Tiê field due to a successful dual completion program and the acid stimulation treatment of the Agua Grande formation.

Estimated probable and possible oil reserves, NAR, as of December 31, 2014 were 13.0 MMbbl and 14.9 MMbbl, respectively, compared with 68.9 MMbbl and 63.7 MMbbl as of December 31, 2013. As previously discussed, all probable and possible reserves associated with the Bretaña field on Block 95 in Peru were reclassified as contingent resources in a report with an effective date of January 31, 2015, as a result of the decision to cease all further development expenditures on the Bretaña field on Block 95 in Peru other than what is necessary to maintain tangible asset integrity and security. The December 31, 2014, reserves referred to in this paragraph exclude probable and possible reserves associated with the Bretaña field. Estimated probable and possible oil and NGL reserves, NAR, as at December 31, 2013, included 1.8 and 2.6 MMbbl, respectively, in Argentina. The December 31, 2013, reserves also included 57.6 MMBOE and 104.7 MMBOE of 2P and 3P reserves relating to the Bretaña Field on Block 95 in Peru. Estimated proved, probable and possible oil reserves, included small amounts of NGL reserves at December 31, 2013, and 2012.

Estimated proved gas reserves, NAR, as of December 31, 2014, were 1.0 Bcf compared with 13.5 Bcf at December 31, 2013. Estimated probable and possible gas reserves, NAR, as of December 31, 2014, were 3.4 Bcf and 2.5 Bcf, respectively, compared with 5.5 Bcf and 50.3 Bcf as of December 31, 2013. Estimated proved, probable and possible gas reserves in Argentina, NAR, as at December 31, 2013, were 4.7 Bcf, 1.7 Bcf and 46.2 Bcf, respectively.

Estimated proved oil and NGL reserves, NAR, as of December 31, 2013, were 39.8 MMbbl, a 4% increase from estimated proved reserves as at December 31, 2012. The increase was due primarily to positive technical adjustments for the Costayaco field due to reservoir performance, additional development drilling in the Costayaco field and the appraisal drilling program in the Moqueta field. Reserves were also added for the Tiê field in the Recôncavo Basin, Brazil due to production performance.
Estimated probable and possible oil and NGL reserves, NAR, as of December 31, 2013 were 68.9 MMbbl and 63.7 MMbbl, respectively.

Estimated proved gas reserves, NAR, as of December 31, 2013, were 13.5 Bcf compared with 12.8 Bcf at December 31, 2012. Proved gas reserves were consistent with the prior year end as new gas reserves were developed to replace 2013 production. Estimated probable and possible gas reserves, NAR, as of December 31, 2013 were 5.5 Bcf and 50.3 Bcf, respectively.

Business Environment Outlook

Our revenues are significantly affected by pipeline disruptions in Colombia and the continuing fluctuations in oil prices. Oil prices are volatile and unpredictable and are influenced by concerns about the quantity of world supply and demand, market competition between large suppliers to the market for market share, political influences, financial markets and the impact of the worldwide economy on oil supply and demand growth.

We believe that our current operations and 2015 capital expenditure program can be funded from cash flow from existing operations and cash on hand. Should our operating cash flow decline due to unforeseen events, including additional pipeline delivery restrictions in Colombia or a protracted downturn in oil and gas prices, we would examine measures such as further capital expenditure program reductions, use of our revolving credit facility, issuance of debt, disposition of assets, or issuance of equity. Given the current economic environment and unstable conditions in the Middle East, North Africa, and Eastern Europe and the current over supply of oil in world markets, the oil price environment is unpredictable and unstable. We are unable to determine the impact, if any, these events may have on oil prices and demand. The timing and execution of our capital expenditure program are also affected by the availability of services from third party oil field contractors and our ability to obtain, sustain or renew necessary government licenses and permits on a timely basis to conduct exploration and development activities. Any delay may affect our ability to execute our capital expenditure program.

The credit markets, including the high yield bond market and other debt markets that provide capital to oil and gas companies have experienced adverse conditions. We have not been materially impacted by these conditions; however, continuing volatility in oil prices may continue to contribute to these adverse conditions, which could increase costs associated with renewing or issuing debt or affect our ability to access those markets.

Our future growth and acquisitions may depend on our ability to raise additional funds through equity and debt markets. Should we be required to raise debt or equity financing to fund capital expenditures or other acquisition and development opportunities, such funding may be affected by the market value of shares of our Common Stock. The current low and volatile oil price has had a negative impact on the value of shares of our Common Stock. Also, raising funds by issuing shares or other equity securities would further dilute our existing shareholders, and this dilution would be exacerbated by a decline in our share price. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve further pledging of some or all of our assets, may require compliance with debt covenants and will expose us to interest rate risk. Depending on the currency used to borrow money, we may also be exposed to further foreign exchange risk. Our ability to borrow money and the interest rate we pay for any money we borrow will be affected by market conditions and we cannot predict what price we may pay for any borrowed money.

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

Consolidated Results of Operations

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
(Thousands of U.S. Dollars)
Oil and natural gas sales (1)	$559,398	(14)	$646,955	28	$503,467
Interest income (1)	2,856	31	2,174	27	1,709
	562,254	(13)	649,129	28	505,176

Operating expenses (1)	113,949	3	110,172	19	92,207
DD&A expenses (1)	451,003	122	202,851	35	150,570
G&A expenses (1)	51,249	25	41,115	(12)	46,659
Financial instruments loss (1)	4,722	—	—	—	—
Other loss (1)	—	(100)	4,400	—	—
Other gain (1)	(2,000)	—	—	(100)	(9,336)
Foreign exchange (gain) loss (1)	(39,535)	111	(18,693)	(165)	28,727
	579,388	70	339,845	10	308,827

(Loss) income from continuing operations before income taxes (1)	(17,134)	(106)	309,284	58	196,349
Income tax expense (1)	(127,215)	(1)	(128,261)	33	(96,267)
(Loss) income from continuing operations (1)	(144,349)	(180)	181,023	81	100,082
Loss from discontinued operations, net of income taxes	(26,990)	(51)	(54,735)	—	(423)
Net income (loss)	$(171,339)	(236)	$126,288	27	$99,659

Production (1) (2)

Oil and NGL's, bbl	6,706,083	(4)	7,006,657	43	4,886,842
Natural gas, Mcf	329,312	254	92,942	(40)	154,702
Total production, BOE	6,760,968	(4)	7,022,147	43	4,912,626

Average Prices (1)

Oil and NGL's per bbl	$83.22	(10)	$92.31	(10)	$102.92
Natural gas per Mcf	$4.52	24	$3.64	15	$3.16

Consolidated Results of Operations per BOE (1)

Oil and natural gas sales	$82.74	(10)	$92.13	(10)	$102.48
Interest income	0.42	35	0.31	(11)	0.35
	83.16	(10)	92.44	(10)	102.83

Operating expenses	16.85	7	15.69	(16)	18.77
DD&A expenses	66.71	131	28.89	(6)	30.65
G&A expenses	7.58	29	5.86	(38)	9.50
Financial instruments loss	0.70	—	—	—	—
Other loss	—	(100)	0.63	—	—
Other gain	(0.30)	—	—	(100)	(1.90)
Foreign exchange (gain) loss	(5.85)	120	(2.66)	(145)	5.85
	85.69	77	48.41	(23)	62.87

(Loss) income from continuing operations before income taxes	(2.53)	(106)	44.03	10	39.96
Income tax expense	(18.82)	3	(18.27)	(7)	(19.60)
(Loss) income from continuing operations	$(21.35)	(183)	$25.76	27	$20.36

(1) Excludes amounts relating to discontinued operations. Oil and gas production, NAR and adjusted for inventory changes and losses, associated with discontinued operations was 1,361 BOEPD for the year ended December 31, 2014 (2013 - 3,028

BOEPD; 2012 - 3,474 BOEPD). Argentina production for the year ended December 31, 2014, was calculated to the date of sale of June 25, 2014.

(2) Production represents production volumes NAR adjusted for inventory changes and losses.

Consolidated Results of Continuing Operations for the Year Ended December 31, 2014, Compared with the Results for the Year Ended December 31, 2013

Loss for the year ended December 31, 2014, was $171.3 million, or $0.60 per share basic and diluted, compared with net income of $126.3 million, or $0.45 per share basic and $0.44 per share diluted, in 2013. In the year ended December 31, 2014, we recorded an impairment loss of $265.1 million in our Peru cost center, as previously discussed. In the year ended December 31, 2014, lower income from continuing operations and the recognition of a loss on sale of the Argentina business unit were partially offset by the effect of the ceiling test impairment loss of $30.8 million in our Argentina cost center in 2013.

Loss from continuing operations for the year ended December 31, 2014, was $144.3 million, or $0.51 per share basic and diluted, compared with income from continuing operations of $181.0 million, or $0.64 per share basic and $0.63 per share diluted, in 2013. For the year ended December 31, 2014, decreased oil and natural gas sales as a result of lower realized oil prices and production after inventory changes and losses, increased operating, DD&A and G&A expenses and financial instrument losses were only partially offset by higher foreign exchange and other gains, the absence of other loss recorded in 2013 and lower income tax expenses.

Loss from discontinued operations, net of income taxes for the year ended December 31, 2014, was $27.0 million, or $0.09 per share basic and diluted, compared with $54.7 million, or $0.19 per share basic and diluted in 2013. Loss from discontinued operations before income taxes in Argentina for the year ended December 31, 2013, included a ceiling test impairment loss of $30.8 million in our Argentina cost center due to a decrease in reserves as a result of deferred investment and inconclusive waterflood results on the Puesto Morales Block. For the year ended December 31, 2014, loss from discontinued operations, net of tax, included loss on disposal of the Argentina business unit of $19.3 million.

Oil and NGL production NAR before inventory adjustments and losses for the year ended December 31, 2014, increased to 19,133 bopd compared with 19,034 bopd in 2013. In 2014, production from new wells in the Moqueta field in the Chaza Block and a new well in the Llanos-22 Block had a positive effect on production NAR before inventory adjustments and losses in Colombia, which was partially offset by the impact of well downtime for workovers and a water cut increase at the Costayaco field in the Chaza Block.

Oil and NGL production NAR after inventory adjustments and losses for the year ended December 31, 2014, decreased by 4% to 18,373 bopd compared with 19,196 bopd in 2013. During the year ended December 31, 2014, an oil inventory increase accounted for 0.3 MMbbl or 760 bopd of reduced production compared with an oil inventory decrease in 2013 which accounted for 0.1 MMbbl or 162 bopd increased production. During the years ended December 31, 2014, and 2013, the impact of Ecopetrol S.A. ("Ecopetrol") operated Trans-Andean oil pipeline (the "OTA pipeline”) disruptions on production was partially mitigated by selling a portion of our oil through trucking and use of alternative pipelines.

Average realized oil prices decreased by 10% to $83.22 per bbl for the year ended December 31, 2014, from $92.31 per bbl for 2013 primarily due to decreases in the benchmark prices during the year. Average Brent oil prices for the year ended December 31, 2014, were $99.02 per bbl compared with $108.64 per bbl in 2013. West Texas Intermediate ("WTI") oil prices for the year ended December 31, 2014, were $93.00 per bbl compared with $97.97 per bbl in 2013.

During the fourth quarter of 2012, we commenced sales using transportation alternatives during periods of OTA pipeline disruptions. During the year ended December 31, 2014, 52% of our oil and gas volumes sold in Colombia, were through these transportation alternatives, compared with 64% in 2013. These sales have varying affects on our realized prices and transportation costs.

Beginning July 1, 2014, the port operations fee component of the OTA pipeline pricing structure increased by $2.94 per bbl resulting in a reduction of realized oil prices by this amount on sales delivered through the OTA pipeline.

Revenue and other income for the year ended December 31, 2014, decreased to $562.3 million from $649.1 million in 2013 as a result of the combined effect of decreased production and realized prices.

Operating expenses for the year ended December 31, 2014, increased by 3% to $113.9 million compared with $110.2 million in 2013. The effect of decreased production was more than offset by increased operating costs per BOE. On a per BOE basis, operating expenses increased by 7% to $16.85 from $15.69 in 2013. The increase in operating expenses per BOE in 2014 was primarily due to higher transportation costs associated with higher sales using the OTA pipeline which carried higher transportation costs instead of the realized price reductions that we incur with some alternative customers, and increased workover expenses.

DD&A expenses for the year ended December 31, 2014, increased to $451.0 million from $202.9 million in 2013. As previously discussed, DD&A expenses in the year ended December 31, 2014, included $265.1 million of impairment charges in our Peru cost center, whereas DD&A expenses in 2013 included a $2.0 million ceiling test impairment in our Brazil cost center. On a per BOE basis, the depletion rate increased by 131% to $66.71 from $28.89. On a per BOE basis, the increase was due to an increase in the impairment charge and increases in costs in the depletable base, partially offset by increased reserves.

G&A expenses for the year ended December 31, 2014, of $51.2 million increased by 25% from $41.1 million in 2013. The increase was primarily associated with increased activity for expanded operations in Peru, increased salary expenses and higher consulting expenses. G&A expenses per BOE in the year ended December 31, 2014, of $7.58 were 29% higher compared with $5.86 in 2013 for the same reasons as well as lower production.

Financial instruments loss was $4.7 million for the year ended December 31, 2014, comprising unrealized financial instruments losses of $9.4 million and realized financial instrument gains of $4.7 million.

Financial instrument loss for the year ended December 31, 2014, included a $6.3 million unrealized loss on the Madalena shares we received in connection with the sale of our Argentina business unit. Madalena is an independent, Canadian-based, domestic and international upstream oil and gas company whose main business activities include exploration, development and production of crude oil, natural gas liquids and natural gas. Madalena's shares are listed on the Canadian TSX Venture Exchange.

Financial instruments loss for the year ended December 31, 2014, also included a $1.6 million gain, comprising a $4.7 million realized gain and $3.1 million unrealized losses, on our Colombian peso non-deliverable forward contracts. We purchased these contracts for purposes of fixing the exchange rate at which we will purchase or sell Colombian pesos to settle our income tax installments and payments.

Other loss in the year ended December 31, 2013, related to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment in 2013. The amount awarded in the legal judgment was denominated in bbl of oil. We filed an appeal against the judgment.

Other gain in the year ended December 31, 2014, related to a reduction in the value of the contingent loss referred to above, due to lower oil prices.

For the year ended December 31, 2014, the foreign exchange gain was $39.5 million, of which $38.4 million was an unrealized non-cash foreign exchange gain. For the year ended December 31, 2013, the foreign exchange gain was $18.7 million, of which $18.8 million was an unrealized non-cash foreign exchange gain. The unrealized foreign exchange gains in 2014 and 2013 were a result of a net monetary liability position in Colombia combined with the weakening of the Colombian peso.

Income tax expense related to continuing operations was $127.2 million for the year ended December 31, 2014, compared with $128.3 million in 2013. The decrease was primarily due to lower taxable income in Colombia and lower taxes in Brazil, partially offset by the impact of future tax rate changes on the Colombian deferred tax liability. In 2013 in Brazil, a net payment of $54.0 million from a third party in connection with the termination of a farm-in agreement resulted in a current tax expense of approximately $10.4 million. In 2014, tax legislation was enacted in Colombia which increased the 2015 to 2018 tax rates resulting in an increase of the Colombian deferred tax liability of approximately $31.0 million.

In the year ended December 31, 2014, we had income tax expense despite having loss from continuing operations, compared with an effective tax rate of 41% in 2013. For the year ended December 31, 2014, the difference between the effective tax rate and the 35% U.S. statutory rate was primarily a result of a loss before income taxes caused by the 2014 impairment loss in Peru which was fully offset by an increase in the valuation allowance. Other factors that affected the effective tax rate in 2014 were the change in the Colombian future tax rate, a non-deductible third party royalty in Colombia, the impact of other local taxes, and stock-based compensation, partially offset by foreign currency translation adjustments and other permanent differences. The variance from the 35% U.S. statutory rate for the year ended December 31, 2013, was primarily attributable to an increase in the valuation allowance, a non-deductible third party royalty in Colombia, the impact of local taxes, and stock-based compensation, partially offset by other permanent differences, foreign currency translation adjustments and the foreign tax rate differential.

Consolidated Results of Continuing Operations for the Year Ended December 31, 2013, Compared with the Results for the Year Ended December 31, 2012

Net income for the year ended December 31, 2013, was $126.3 million, a 27% increase from 2012. On a per share basis, net income increased to $0.45 per share basic and $0.44 diluted from $0.35 per share basic and diluted in 2012. The increase was due to higher income from continuing operations, partially offset by the effect of the ceiling test impairment loss of $30.8 million in discontinued operations relating to our Argentina cost center, in 2013.

Income from continuing operations for the year ended December 31, 2013, was $181.0 million, or $0.64 per share basic and $0.63 per share diluted, compared with $100.1 million, or $0.35 per share basic and diluted in 2012. For the year ended December 31, 2013, increased oil and natural gas sales, lower G&A expenses and foreign exchange gains were partially offset by increased operating, DD&A and income tax expenses, other loss and the absence of other gain recorded in 2012.

Loss from discontinued operations, net of income taxes for the year ended December 31, 2013 was $54.7 million, or $0.19 per share basic and diluted, compared with $0.4 million, or $0.00 per share basic and diluted in 2012. Loss from discontinued operations before income taxes for the year ended December 31, 2013, included a ceiling test impairment loss of $30.8 million in our Argentina cost center due to a decrease in reserves as a result of deferred investment and inconclusive waterflood results on the Puesto Morales Block. Additionally, oil and natural gas sales in Argentina decreased and operating expenses and foreign exchange losses increased in 2013 compared with 2012.

Oil and NGL production NAR before inventory adjustments and losses for the year ended December 31, 2013, increased to 19,034 bopd compared with 14,500 bopd in 2012 due to the reduced impact of pipeline disruptions in Colombia and production from new wells in Colombia. In the year ended December 31, 2013, the impact of OTA pipeline disruptions on production was mitigated by selling a portion of our oil through trucking and an alternative pipeline.

Oil and NGL production NAR after inventory adjustments and losses for the year ended December 31, 2013, increased by 43% to 19,196 bopd compared with 13,352 bopd in 2012. During the year ended December 31, 2013, an oil inventory decrease in 2013 accounted for 0.1 MMbbl or 162 bopd of increased production compared with an oil inventory increase in 2012 which accounted for 0.3 MMbbl or 1,148 bopd of reduced production.

Average realized oil prices decreased by 10% to $92.31 per bbl for the year ended December 31, 2013, from $102.92 per bbl for 2012. Average Brent oil prices for the year ended December 31, 2013, were $108.64 per bbl compared with $111.67 per bbl in 2012. WTI oil prices for the year ended December 31, 2013, were $97.97 per bbl compared with $94.20 per bbl in 2012. During the year ended December 31, 2013, 49% of our oil and gas volumes sold in Colombia were to a customer which takes delivery at the Costayaco battery and transports the oil by truck over a 1,500 km route to the Port of Barranquilla. The sales price for this customer is based on average WTI prices plus a Vasconia differential and premium, less trucking costs. For sales to this customer, the trucking costs are recorded as a reduction of the realized price and not as operating costs.

Revenue and other income for the year ended December 31, 2013, increased to $649.1 million from $505.2 million in 2012 as a result of increased production, partially offset by decreased realized prices.

Operating expenses for the year ended December 31, 2013, were $110.2 million, or $15.69 per BOE, compared with $92.2 million, or $18.77 per BOE, in 2012. For the year ended December 31, 2013, a decrease in the operating cost per BOE was more than offset by increased production. Operating expenses per BOE decreased in 2013 primarily due to OTA transportation costs and other trucking costs not incurred for those volumes subject to alternative transportation arrangements, whereby trucking costs are netted to arrive at our realized price.

DD&A expenses for the year ended December 31, 2013, increased to $202.9 million from $150.6 million in 2012. DD&A expenses for the year ended December 31, 2013, included a $2.0 million ceiling test impairment loss in our Brazil cost center. DD&A expenses in 2012 included a $20.2 million ceiling test impairment in our Brazil cost center related to seismic and drilling costs on Block BM-CAL-10. On a per BOE basis, the depletion rate decreased by 6% to $28.89 from $30.65. Lower impairment losses and increased proved reserves, were only partially offset by increased costs in the depletable base.

G&A expenses for the year ended December 31, 2013, of $41.1 million decreased by 12% from $46.7 million in 2012. Increased employee related costs reflecting expanded operations were more than offset by higher G&A allocations to operating expenses and capital projects within the business units. G&A expenses per BOE in the year ended December 31, 2013, of $5.86 were 38% lower compared with $9.50 in 2012 due to increased production and higher G&A allocations to operating expenses and capital projects within the business units.

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

For the year ended December 31, 2013, the foreign exchange gain was $18.7 million, of which $18.8 million was an unrealized non-cash foreign exchange gain. The unrealized foreign exchange gain in 2013 was a result of a net monetary liability position in Colombia combined with the weakening of the Colombian peso. For the year ended December 31, 2012, the foreign exchange loss was $28.7 million, of which $17.1 million was an unrealized non-cash foreign exchange loss. Furthermore, in 2012, we had a realized foreign exchange loss of $11.6 million which primarily arose upon payment of 2011 Colombian income tax liabilities. The Colombian peso weakened by 9.0% and strengthened by 8.3% against the U.S. dollar in the years ended December 31, 2013 and 2012, respectively.

Income tax expense was $128.3 million for the year ended December 31, 2013, compared with $96.3 million in 2012. The increase was primarily due to higher taxable income in Colombia and Brazil. In Brazil, a net payment of $54.0 million from a third party in connection with the termination of a farm-in agreement resulted in a current tax expense of approximately $10.4 million during the third quarter of 2013. The effective tax rate was 41% in the year ended December 31, 2013, compared with 49% in 2012. The change in the effective tax rate from 2012 was primarily due to a decrease in non-deductible foreign currency translation adjustments and other permanent differences offset partially by an increase in the valuation allowance.

For 2013, the differential between the effective tax rate of 41% and the 35% U.S. statutory rate was primarily attributable to the increase in valuation allowance and a non-deductible third party royalty in Colombia, which were partially offset by a reduction in non-deductible foreign currency translation adjustments and other permanent differences. The variance from the 35% U.S. statutory rate for 2012 was primarily attributable to a non-deductible third party royalty in Colombia, non-deductible foreign currency translation adjustments and other permanent differences.

2015 Capital Program

On February 8, 2015, we announced a revised preliminary 2015 capital program. This revised capital program is designed to retain balance sheet strength by minimizing or deferring expenditures given the current oil price environment.

We reduced our capital program for 2015 to $140 million. This is a reduction of $170 million from the previously announced capital program of $310 million. The revised preliminary capital program for operations in Colombia, Peru and Brazil allocates $50 million for drilling, $41 million for facilities, pipelines and other; and $49 million for G&G expenditures. Of the $140 million approximately $43 million had already been spent or committed. Approximately $37 million of the capital program is dedicated to the maintenance of existing production while $24 million is dedicated to drilling in Colombia.

We expect to finance our 2015 revised capital program through cash flows from operations and cash on hand, while retaining financial flexibility to undertake further development opportunities and pursue acquisitions. However, as a result of the nature of the oil and natural gas exploration, development and exploitation industry, budgets are regularly reviewed with respect to both the success of expenditures and other opportunities that become available. Accordingly, while we currently intend that funds be expended as set forth in our 2015 revised preliminary capital program, there may be circumstances where, for sound business reasons, actual expenditures may in fact differ.

Segmented Results from Continuing Operations – Colombia

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
(Thousands of U.S. Dollars)
Oil and natural gas sales	$532,196	(15)	$624,410	26	$493,615
Interest income	569	(9)	623	(7)	667
	532,765	(15)	625,033	26	494,282

Operating expenses	107,101	4	102,861	18	87,410
DD&A expenses	174,063	(6)	184,697	51	122,055
G&A expenses	19,431	14	16,996	(26)	23,019
Financial instruments gain	(1,605)	—	—	—	—
Other loss	—	(100)	4,400	—	—
Other gain	(2,000)	—	—	(100)	(9,336)
Foreign exchange (gain) loss	(44,149)	120	(20,100)	(175)	26,660
	252,841	(12)	288,854	16	249,808

Income from continuing operations before income taxes	$279,924	(17)	$336,179	38	$244,474

Production (1)

Oil and NGL's, bbl	6,376,048	(6)	6,767,617	41	4,785,643
Natural gas, Mcf	329,312	254	92,942	(40)	154,702
Total production, BOE	6,430,933	(5)	6,783,107	41	4,811,427

Average Prices

Oil and NGL's per bbl	$83.23	(10)	$92.21	(11)	$103.04
Natural gas per Mcf	$4.52	24	$3.64	15	$3.16

Segmented Results of Operations per BOE

Oil and natural gas sales	$82.76	(10)	$92.05	(10)	$102.59
Interest income	0.09	—	0.09	(36)	0.14
	82.85	(10)	92.14	(10)	102.73

Operating expenses	16.65	10	15.16	(17)	18.17
DD&A expenses	27.07	(1)	27.23	7	25.37
G&A expenses	3.02	20	2.51	(47)	4.78
Financial instruments gain	(0.25)	—	—	—	—
Other loss	—	(100)	0.65	—	—
Other gain	(0.31)	—	—	(100)	(1.94)
Foreign exchange (gain) loss	(6.87)	132	(2.96)	(153)	5.54
	39.31	(8)	42.59	(18)	51.92

Income from continuing operations before income taxes	$43.54	(12)	$49.55	(2)	$50.81

(1)	Production represents production volumes NAR adjusted for inventory changes and losses.

Segmented Results of Continuing Operations - Colombia for the Year Ended December 31, 2014, Compared with the Results for the Year Ended December 31, 2013

For the year ended December 31, 2014, income from continuing operations before income taxes was $279.9 million compared with $336.2 million in 2013. The decrease was due to lower oil and natural gas sales and higher operating and G&A expenses, partially offset by decreased DD&A expenses, financial instrument and other gains, the absence of other losses recorded in 2013 and higher foreign exchange gains.

Oil and NGL production NAR before inventory adjustments and losses for the year ended December 31, 2014, decreased to 18,229 bopd compared with 18,313 bopd in 2013. In 2014, production from new wells in the Moqueta field in the Chaza Block and a new well in the Llanos-22 Block had a positive effect on production NAR before inventory adjustments and losses, which was more than offset by the impact of well downtime for workovers and a water cut increase at the Costayaco field in the Chaza Block. Production during the year ended December 31, 2014, reflected 180 days of oil delivery restrictions in Colombia, compared with 229 days of oil delivery restrictions in 2013.

Oil and NGL production NAR after inventory adjustments and losses for the year ended December 31, 2014, decreased to 6.4 MMbbl or 17,469 bopd compared with 6.8 MMbbl or 18,541 bopd in 2013. During the year ended December 31, 2014, an oil inventory increase accounted for decreased production of 0.3 MMbbl or 760 bopd compared with an oil inventory decrease in 2013 which accounted for 0.1 MMbbl or 228 bopd increased production.

In the year ended December 31, 2014, our oil inventory increased due to the timing of revenue recognition for deliveries to a customer with a protracted sales cycle and oil inventory in the OTA pipeline and associated Ecopetrol owned facilities. In addition, the inventory in our tanks in the Putumayo Basin increased primarily as a result of normal OTA pipeline operations in December 2014. The oil inventory reduction in the year ended December 31, 2013, was due to a decrease in oil inventory in the OTA pipeline and associated Ecopetrol owned facilities in the Putumayo Basin and lower inventory at other customers' facilities. At the beginning of 2013, oil inventory at customer's facilities was higher due to deliveries made in 2012 to a short-term customer with a protracted sales cycle whereby the transfer of ownership occurred upon export.

Revenue and other income decreased by 15% to $532.8 million for the year ended December 31, 2014, compared with $625.0 million in 2013.

For the year ended December 31, 2014, the average realized price per bbl for oil decreased by 10% to $83.23 compared with $92.21 in 2013, primarily due to decreases in benchmark prices. Average Brent oil prices for the year ended December 31, 2014, were $99.02 per bbl compared with $108.64 per bbl in 2013.

During the fourth quarter of 2012, we commenced sales using transportation alternatives during periods of OTA pipeline disruptions. These sales have varying affects on our realized prices and transportation costs. During the year ended December 31, 2014, 52% of our oil and gas volumes sold in Colombia were through these transportation alternatives. The effect on the Colombian realized price for the year ended December 31, 2014, for sales using these transportation alternatives was a reduction of approximately $2.02 per BOE, compared with delivering all of our Colombian oil through the OTA pipeline. Sales using these transportation alternatives during 2013 were 64% of our oil and gas volumes sold in Colombia and the effect on the Colombian realized price was a reduction of approximately $9.68. Additionally, an increase in the Port of Tumaco tariff effective July 1, 2014, reduced our realized Colombia oil price by approximately $0.73 per bbl in the year ended December 31, 2014.

Operating expenses increased by 4% to $107.1 million for the year ended December 31, 2014, from $102.9 million in 2013. The effect of decreased production was more than offset by increased operating costs per BOE. On a per BOE basis, operating expenses increased by 10% to $16.65 for the year ended December 31, 2014, from $15.16 in 2013. Operating costs per BOE increased primarily due to higher transportation costs associated with higher sales using the OTA pipeline which carried higher transportation costs instead of the realized price reductions that we incur with some alternative customers, partially offset by the effect of liquidated inventory volumes in 2013. Additionally, in the year ended December 31, 2014, workover expenses increased by $0.51 per BOE compared with 2013. The inventory volumes liquidated in 2013, were primarily related to a delivery point which carried high transportation costs and to which we did not deliver in 2014. The estimated net effect of OTA pipeline disruptions on Colombian transportation costs for the year ended December 31, 2014, was a saving of $0.44 per BOE compared with a saving of $1.57 in 2013.

DD&A expenses decreased by 6% to $174.1 million for the year ended December 31, 2014, from $184.7 million in 2013. The decrease was primarily due to decreased production. On a per BOE basis, DD&A expenses decreased by 1% to $27.07 as a result of increased costs in the depletable base being more than offset by an increase in reserves.

For the year ended December 31, 2014, G&A expenses increased by 14% to $19.4 million ($3.02 per BOE) from $17.0 million ($2.51 per BOE) in 2013. The increase was primarily due to increased salaries expense and an increased headcount.

Financial instruments gain of $1.6 million in the year ended December 31, 2014, related to gains on our Colombian peso non-deliverable forward contracts, of which a $4.7 million gain was realized during the year ended December 31, 2014. We purchased these contracts for purposes of fixing the exchange rate at which we purchase or sell Colombian pesos to settle our income tax installments and payments.

Other loss in the year ended December 31, 2013, related to a contingent loss accrued in connection with a legal dispute in which we received an adverse legal judgment in 2013. The amount awarded in the legal judgment was denominated in barrels of oil. We filed an appeal against the judgment.

Other gain in the year ended December 31, 2014, related to a reduction in the value of the contingent loss referred to above due to lower oil prices.

For the year ended December 31, 2014, the foreign exchange gain was $44.1 million, of which $39.7 million was an unrealized non-cash foreign exchange gain. In the year ended December 31, 2013, we incurred a foreign exchange gain of $20.1 million of which $18.8 million was an unrealized non-cash foreign exchange gain. The Colombian peso weakened by 24% against the U.S. dollar in the year ended December 31, 2014, and by 9% against the U.S. dollar in the year ended December 31, 2013. Under GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation is the main source of the unrealized foreign exchange losses or gains.

Segmented Results of Continuing Operations - Colombia for the Year Ended December 31, 2013, Compared with the Results for the Year Ended December 31, 2012

For the year ended December 31, 2013, income from continuing operations before income taxes was $336.2 million compared with $244.5 million in 2012. The increase was due to higher oil and natural gas sales as a result of increased production, decreased G&A expenses and higher foreign exchange gains, partially offset by increased operating and DD&A expenses, other loss and the absence of a gain relating to the recovery of value added tax in 2012.

Oil and NGL production, NAR and adjusted for inventory changes and losses, for the year ended December 31, 2013, increased to 6.8 MMbbl or 18,541 bopd compared with 4.8 MMbbl or 13,076 bopd for 2012 due to the reduced impact of pipeline disruptions, a decrease in oil inventory and increased production from new wells in the Costayaco and Moqueta fields in the Chaza Block and long-term test production from a new well on the Llanos-22 Block. In 2013, the net inventory decrease accounted for 0.1 MMbbl or 228 bopd of the production increase compared with a net inventory increase which accounted for 0.4 MMbbl or 1,132 bopd of the production decrease in 2012. Production during the year ended December 31, 2013, reflected 229 days of oil delivery restrictions in Colombia compared with 162 days of oil delivery restrictions in 2012. In 2013, the impact of OTA pipeline disruptions on production was mitigated by selling a portion of our oil through trucking and an alternative pipeline.

Revenue and other income increased by 26% to $625.0 million for the year ended December 31, 2013, compared with $494.3 million in 2012.

For the year ended December 31, 2013, the average realized price per bbl for oil decreased by 11% to $92.21 compared with $103.04 in 2012. Average Brent oil prices for the year ended December 31, 2013, were $108.64 per bbl compared with $111.67 per bbl in 2012.

During the year ended December 31, 2013, sales using transportation alternatives were 64% of our oil and gas volumes sold in Colombia and the effect on the Colombian realized price was a reduction of approximately $9.68 per BOE compared with delivering all of our Colombian oil through the OTA pipeline.

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

Operating expenses increased by 18% to $102.9 million for the year ended December 31, 2013, from $87.4 million in 2012. The increase was due to higher production levels partially offset by lower operating cost per BOE. On a per BOE basis, operating expenses decreased by 17% to $15.16 for the year ended December 31, 2013, from $18.17 in 2012. Operating costs per BOE decreased primarily due to lower transportation costs associated with OTA pipeline disruptions. Transportation costs were lower due to the absence of pipeline charges and trucking costs relating to volumes sold at the Costayaco battery. The trucking costs associated with the volumes sold at the Costayaco battery were a reduction to our realized price rather than recorded as transportation expenses. The estimated net effect of OTA pipeline disruptions on Colombian transportation costs for the year ended December 31, 2013, was a reduction of $1.57 per BOE.

DD&A expenses increased by 51% to $184.7 million for the year ended December 31, 2013 from $122.1 million in 2012. The increase was due to increased production and an increase in the per BOE depletion rate. On a per BOE basis, DD&A expenses increased by 7% to $27.23 due to increased costs in the depletable base, partially offset by higher reserves.

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

Capital Program - Colombia

Capital expenditures in our Colombian segment during the year ended December 31, 2014, were $214.9 million. During 2013, we also received proceeds of $1.5 million from the sale of our 15% working interest in the Mecaya Block in Colombia.

The following table provides a breakdown of capital expenditures in the three years ended December 31, 2014:

	Year Ended December 31,
(Millions of U.S. Dollars)	2014	2013	2012
Drilling and completions	$117.5	$107.1	$103.1
Facilities and equipment	28.4	29.4	26.3
G&G	52.0	40.0	14.5
Other	17.0	13.5	9.4
	$214.9	$190.0	$153.3

The significant elements of our 2014 capital program in Colombia were:

•
On the Chaza Block (100% working interest ("WI"), operated), we drilled and completed the Costayaco-20, Costayaco-21 and Costayaco-22 development wells in the Costayaco field and commenced drilling the Costayaco-19i development well. Additionally, we drilled the Moqueta-13, Moqueta-15, Moqueta-16 and Moqueta-17 development wells in the Moqueta field. The Costayaco-20, Costayaco-21, Costayaco-22, Moqueta-13 and Moqueta-15 development wells were completed as oil producing wells. The Moqueta-16 development well was on test production in mid-December 2014 and was pending stimulation and testing at year-end. We also commenced drilling the Eslabón Sur Deep-1 exploration well. This well is currently suspended pending the further evaluation of pay zones. We continued drilling the Corunta-1 exploration well, but we encountered drilling problems prior to reaching the reservoir target on this long-reach deviated well and the decision was made to abandon the well. We continued drilling the Zapotero-1 exploration well, a long-reach deviated well, but production testing of this well indicated the presence of water in the Villeta T and U Sandstones, and in the Caballos formation. We commenced drilling the Moqueta-14 development well in the Moqueta field, but drilling of this well was suspended. We also continued work to obtain the necessary environmental and social permits for future seismic programs on this block and performed facilities work on this block.

•	We completed initial testing and evaluation of the Miraflor Oeste exploration well on the Guayuyaco Block (70% WI, operated). This oil well is currently on long-term test production.

•
We acquired 2-D seismic and completed interpretation of the seismic data on the Piedemonte Sur Block (100%, operated), completed 3-D seismic on the Putumayo-1 Block (55% WI, operated) and 2-D seismic on the Cauca-7 Block (100% WI, operated), and commenced activities in preparation for the acquisition of 2-D seismic on the Putumayo-10 (100% WI, operated) Block. We continued G&G studies, including aeromagnetic surveys and completed the acquisition of 2-D seismic on the Sinu-1 (60% WI, operated) and Sinu-3 (51% WI, operated) Blocks. We completed regional field studies and continued work to obtain the necessary environmental and social permits for future seismic programs on the Chaza Block.

•	We also continued facilities work at the Costayaco and Moqueta fields on the Chaza Block and the Llanos-22 Block.
Outlook - Colombia

The 2015 revised preliminary capital program in Colombia is $66 million with $24 million allocated to drilling, $22 million to facilities and pipelines and $20 million for G&G expenditures.

Our revised preliminary capital program for 2015 in Colombia includes completion of the Moqueta-17 development well on the Chaza Block, drill at least one additional well on this block and commence the acquisition of 2-D seismic on the Cauca-7, Putumayo-10 and Sinu-3 Blocks. Facilities work is also planned for the Chaza and Garibay Blocks.

Segmented Results from Continuing Operations – Peru

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
(Thousands of U.S. Dollars)
Interest income	$1	(96)	$27	(45)	$49

Operating expenses	—	—	—	(100)	160
DD&A expenses	265,816	—	362	(71)	1,234
G&A expenses	6,448	17	5,524	21	4,573
Foreign exchange loss (gain)	1,944	61	1,208	(384)	(425)
	274,208	3,765	7,094	28	5,542

Loss from continuing operations before income taxes	$(274,207)	3,780	$(7,067)	29	$(5,493)

Segmented Results of Continuing Operations - Peru for the Year Ended December 31, 2014, Compared with the Results for the Years Ended December 31, 2013, and December 31, 2012

For the year ended December 31, 2014, loss from continuing operations before income taxes in Peru was $274.2 million, compared with $7.1 million in 2013 and $5.5 million in 2012. The increase in loss from continuing operations before income taxes was primarily due to an impairment loss in our Peru cost center of $265.1 million relating to costs incurred on Block 95. As previously discussed, in February 2015, we ceased all further development expenditures on the Bretaña field on Block 95 other than what is necessary to maintain tangible asset integrity and security and, as a result, costs capitalized in relation to the project were impaired as at December 31, 2014.

DD&A expenses for the year ended December 31, 2014, included $265.1 million of impairment charges as previously discussed. DD&A expenses for the year ended December 31, 2012, included $0.9 million of impairment charges relating to drilling costs from a dry well and seismic costs on blocks which were relinquished.

G&A expenses were $6.4 million in the year ended December 31, 2014, compared with $5.5 million in 2013 and $4.6 million in 2012. The increase in G&A expenses in each year was due to higher salaries expense as a result of an increased headcount and higher consulting fees due to expanded operations, partially offset by increased G&A allocations to capital projects.

For the year ended December 31, 2014, the foreign exchange loss was $1.9 million, compared with $1.2 million loss in 2013 and a gain of $0.4 million in 2012. The loss primarily relates to realized foreign exchange losses on monetary assets in Peru during the year. The Peruvian Nuevo Sol weakened by 7% and 9% against the U.S. dollar in each of the years ended December 31, 2014, and 2013, respectively, and strengthened by 5% in 2012.

Capital Program – Peru

Capital expenditures in our Peruvian segment for the year ended December 31, 2014, were $174.2 million. Capital expenditures in 2014 included drilling of $111.7 million, G&G expenditures of $37.7 million, facilities expenditures of $8.2 million and other expenditures of $16.6 million.

The significant elements of our 2014 capital program in Peru were:

•
On Block 95 (100% WI, operated), we drilled the Bretaña Sur 95-3-4-1X appraisal well on the L4 lobe on the Bretaña field, which satisfied our work obligation for the fifth exploration period. Subsequent to year-end, the Bretaña Sur appraisal well completed drilling operations and encountered approximately six feet of oil pay above the oil-water contact in the Vivian Sandstone Reservoir. This oil column is less than what we had estimated prior to drilling. We also drilled the Bretaña-1WD water disposal well, completed engineering and procurement and construction work in preparation for long-term production test and continued to purchase long-lead items for future drilling activities on this field. As previously discussed, in February 2015, we ceased all further development expenditures on the Bretaña field on Block 95 other than what is necessary to maintain tangible asset integrity and security.

•
On Block 107 (100% WI, operated), we commenced the acquisition of 2-D seismic and continued the refurbishment of a base camp. On Block 133 (100% WI, operated), we continued work to obtain the necessary environmental and social permits for future seismic programs.

Outlook - Peru

The 2015 revised preliminary capital program in Peru is $45 million with $19 million allocated to drilling primarily for the Bretaña Sur 95-3-4-1X appraisal well on the L4 lobe on the Bretaña field, $10 million for facilities and $16 million for G&G expenditures. The budgeted Bretaña Sur 95-3-4-1X appraisal well drilling costs were primarily incurred in January and February 2015.

Our revised preliminary capital program for 2015 in Peru includes the identification and evaluation of options for the Bretaña field. On Block 107, we plan to continue the refurbishment of the base camp and commence the permitting process for the Osheki-1 exploration well.

Segmented Results from Continuing Operations - Brazil

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
(Thousands of U.S. Dollars)
Oil and natural gas sales	$27,202	21	$22,545	129	$9,852
Interest income	1,604	76	909	50	607
	28,806	23	23,454	124	10,459

Operating expenses	6,848	(6)	7,311	58	4,637
DD&A expenses	9,932	(41)	16,761	(36)	26,300
G&A expenses	3,698	66	2,231	7	2,092
Foreign exchange loss (gain)	2,407	(1,310)	(199)	(110)	1,973
	22,885	(12)	26,104	(25)	35,002

Income (loss) from continuing operations before income taxes	$5,921	(323)	$(2,650)	(89)	$(24,543)

Production (1)

Oil and NGL's, bbl	330,035	38	239,040	136	101,199

Average Prices

Oil and NGL's per bbl	$82.42	(13)	$94.31	(3)	$97.35

Segmented Results of Operations per BOE

Oil and natural gas sales	$82.42	(13)	$94.31	(3)	$97.35
Interest income	4.86	28	3.80	(37)	6.00
	87.28	(11)	98.11	(5)	103.35

Operating expenses	20.75	(32)	30.58	(33)	45.82
DD&A expenses	30.09	(57)	70.12	(73)	259.88
G&A expenses	11.20	20	9.33	(55)	20.67
Foreign exchange loss (gain)	7.29	(978)	(0.83)	(104)	19.50
	69.33	(37)	109.20	(68)	345.87

Income (loss) from continuing operations before income taxes	$17.95	(262)	$(11.09)	(95)	$(242.52)

(1)	Production represents production volumes NAR adjusted for inventory changes and losses.

Segmented Results of Continuing Operations - Brazil for the Year Ended December 31, 2014, Compared with the Results for the Years Ended December 31, 2013, and December 31, 2012

For the year ended December 31, 2014, income from continuing operations before income taxes was $5.9 million compared with a loss of $2.7 million in 2013 and $24.5 million in 2012. Income from continuing operations before income taxes resulted from increased oil and natural gas sales, decreased operating and DD&A expenses, partially offset by increased G&A expenses and foreign exchange losses. Loss before income taxes included a ceiling test impairment loss of $2.0 million in 2013 and $20.2 million in 2012.

Oil and NGL production in Brazil is from the Tiê field in Block 155 in the onshore Recôncavo Basin. Oil and NGL production for the year ended December 31, 2014, increased to 330.0 Mbbl or 904 bopd compared with 239.0 Mbbl or 655 bopd in 2013.

Production increased in the year ended December 31, 2014, compared with 2013 primarily as a result of the successful dual completion of the 4-GTE-04-BA well, partially offset by the impact of well downtime for workovers. Production increased in the year ended December 31, 2013, compared with 2012 primarily as a result of an increase in the number of producing wells from one to three during 2012 and a reduction in the number of days that production was shut-in in 2013 compared with 2012. During 2012, production was shut in between the expiry of the long-term test phase on July 31, 2012, and the declaration of commerciality for the Tiê field. Production recommenced on September 21, 2012, after the receipt of regulatory approval. Our production in Brazil was shut in for three weeks in October 2013 as a result of a strike by employees of Petróleo Brasileiro S.A. which affected the crude oil receiving terminal we use in the Recôncavo Basin. Our production in Brazil is currently limited due to gas flaring restrictions, but we are continuing to evaluate options to mitigate the effect of these restrictions.

Revenue and other income increased to $28.8 million for the year ended December 31, 2014, compared with $23.5 million in 2013 and $10.5 million in 2012. The increase in the year ended December 31, 2014, was due to higher oil production levels, partially offset by decreased average realized prices. The increase in the year ended December 31, 2013, was primarily as a result of increased oil production volumes. For the year ended December 31, 2014, the average realized price per bbl for oil decreased by 13% to $82.42 compared with $94.31 in 2013 and decreased from $97.35 in 2012. The price we receive in Brazil is at a discount to Brent due to refining and quality discounts.

Operating expenses decreased to $6.8 million for the year ended December 31, 2014, compared with $7.3 million in 2013. The effect of increased production was partially offset by decreased operating costs per BOE. On a per bbl basis, operating expenses decreased to $20.75 for the year ended December 31, 2014, from $30.58 per bbl in 2013. Operating expenses per bbl decreased in 2014 compared with 2013 due to lower water disposal and slickline services costs as a result of workovers, partially offset by increased workover expenses. For the year ended December 31, 2013, operating expenses increased to $7.3 million compared with $4.6 million in 2012, primarily due to higher production volumes. On a per bbl basis, operating expenses decreased in 2013 to $30.58 compared with $45.82 in 2012, due to increased production, partially offset by increased costs for water disposal and slickline services.

DD&A expenses were $9.9 million ($30.09 per bbl) in the year ended December 31, 2014, compared with $16.8 million ($70.12 per bbl) in 2013 and $26.3 million ($259.88 per bbl) in 2012. We recorded a ceiling test impairment loss of $2.0 million ($8.37 per bbl) in 2013 and $20.2 million ($199.61 per bbl) in 2012. On a per bbl basis, in addition to the 2013 impairment charge, the decrease was due to an increase in proved reserves and a decrease in costs in the depletable base relating to lower future development costs and the receipt of a termination payment relating to a former joint venture in the third quarter of 2013 that reduced the cost base. DD&A expenses in 2012 included a ceiling test impairment loss of $20.2 million relating to seismic and drilling costs on Block BM-CAL-10. In 2013, the effect of reduced ceiling test impairment losses was partially offset by the effect of increased costs in the depletable base, primarily related to the acquisition of the remaining 30% WI in four blocks in the Recôncavo Basin in October 2012.

G&A expenses were $3.7 million ($11.20 per bbl) in the year ended December 31, 2014, compared with $2.2 million ($9.33 per bbl) in 2013 and $2.1 million ($20.67 per bbl) in 2012.

For the year ended December 31, 2014, the foreign exchange loss was $2.4 million, compared with a foreign exchange gain of $0.2 million in 2013 and a loss of $2.0 million in 2012. The Brazilian Real weakened by 13%, 15%, and 11% against the U.S. dollar in the years ended December 31, 2014, 2013, and 2012 respectively.

Capital Program – Brazil

Capital expenditures in our Brazilian segment during the year ended December 31, 2014, were $24.3 million, including drilling of $16.1 million, G&G expenditures of $6.4 million and $1.8 million of other expenditures.

Our 2014 capital program in Brazil included:

•
On Block REC-T-155 (100% WI, operated), we successfully completed the dual completions of the 3-GTE-03-BA and 4-GTE-04-BA development wells, completed a single stage fracture stimulation on the 1-GTE-8DP-BA exploration well, continued to evaluate alternatives for the 1-GTE-07HPC-BA exploration well and performed planning activities for future drilling activity.

•	On Blocks REC-T-86, REC-T-117 and REC-T-118 (100% WI, operated), we commenced the acquisition of 3-D seismic.

Outlook – Brazil

The 2015 revised preliminary capital program in Brazil is $28 million with $7 million allocated to drilling, $8 million to facilities and pipelines and $13 million for G&G and other expenditures.

Our revised preliminary planned work program for 2015 in Brazil is expected to focus on facilities work, a workover on one of our producing wells in the Tiê field and seismic acquisition on Block REC-T-86, Block REC-T-117 and Block REC-T-118.
The First Appraisal Plan ("PAD") phase for Blocks REC-T-129, REC-T-142 and REC-T-155 will end May 24, 2015, before which must decide whether to move to the next exploration phase.

Segmented Results from Continuing Operations - Corporate Activities

	Year Ended December 31,
	2014	% Change	2013 (1)	% Change	2012 (1)
(Thousands of U.S. Dollars)
Interest income	$682	11	$615	59	$386

DD&A expenses	1,192	16	1,031	5	981
G&A expenses	21,671	32	16,364	(4)	16,975
Financial instruments loss	6,327	—	—	—	—
Foreign exchange loss (gain)	264	(34)	398	(23)	519
	29,454	66	17,793	(4)	18,475

Loss from continuing operations before income taxes	$(28,772)	67	$(17,178)	(5)	$(18,089)

(1) Certain entities which were previously reported in Corporate Activities were sold as part of the Argentina business unit and amounts previously reported in Corporate Activities related to these entities have been reclassified to loss from discontinued operations.

Results of Continuing Operations - Corporate Activities for the Year Ended December 31, 2014, Compared with the Results for the Years Ended December 31, 2013, and December 31, 2012

G&A expenses in the year ended December 31, 2014, were $21.7 million compared with $16.4 million in 2013. The increase in G&A expenses in 2014 was primarily due to higher salaries, consulting and information technology expenses associated with increased activity, partially offset by lower stock-based compensation expense associated with stock options and RSUs granted. During 2013, we received $1.0 million from the U.S. Federal Government for assets recovered from our former U.S. securities counsel as compensation for damages suffered in 2006. This amount was recorded as a reduction of G&A expenses in 2013.

G&A expenses in the year ended December 31, 2013, were $16.4 million compared with $17.0 million in 2012. The decrease in G&A expenses in 2013 was primarily due to an increase in costs recovered from business units, lower stock-based compensation expense and compensation for damages as noted above, partially offset by increased tax consulting fees. Stock-based compensation expense decreased due to less residual amortization of prior year higher value stock-based payment awards in 2013 and lower amortization of current year awards due to a later grant date than in 2012.

Financial instruments loss for the year ended December 31, 2014 was $6.3 million and consisted solely of unrealized financial instruments losses on the Madalena shares we received in connection with the sale of our Argentina business unit.

Results from Discontinued Operations

On June 25, 2014, we sold our Argentina business unit to Madalena for aggregate consideration of $69.3 million, comprising $55.4 million in cash and $13.9 million in Madalena shares.

Loss from discontinued operations, net of income taxes was $27.0 million for the year ended December 31, 2014, compared with $54.7 million and $0.4 million, respectively, in 2013 and 2012. For the year ended December 31, 2014, loss from discontinued operations, net of tax, included loss on disposal of $19.3 million and loss from operations after income taxes of $7.7 million.

The following table presents results from discontinued operations before income taxes for the years ended December 31, 2014, 2013 and 2012. Results from discontinued operations before income taxes for the year ended December 31, 2014, were calculated to the date of sale of June 25, 2014.

	Year Ended December 31,
	2014 (1)	% Change	2013 (2)	% Change	2012 (2)
(Thousands of U.S. Dollars)
Oil and natural gas sales	$31,938	(57)	$73,495	(8)	$79,642
Interest income	47	(95)	1,019	176	369
	31,985	(57)	74,514	(7)	80,011

Operating expenses	14,612	(62)	38,886	19	32,696
DD&A expenses	13,684	(79)	64,295	104	31,466
G&A expenses	5,579	(55)	12,284	—	12,224
Foreign exchange loss	4,362	(33)	6,497	149	2,610
	38,237	(69)	121,962	54	78,996

(Loss) income from discontinued operations before income taxes	$(6,252)	(87)	$(47,448)	—	$1,015

Production (3)

Oil and NGL's, bbl	377,795	(57)	882,110	(16)	1,047,265
Natural gas, Mcf	713,263	(47)	1,338,110	(1)	1,346,368
Total production, BOE	496,672	(55)	1,105,128	(13)	1,271,660

Average Prices

Oil and NGL's per bbl	$75.98	(1)	$77.12	8	$71.12
Natural gas per Mcf	$4.53	11	$4.08	7	$3.83

Segmented Results of Operations per BOE

Oil and natural gas sales	$64.30	(3)	$66.50	6	$62.63
Interest income	0.09	(90)	0.92	217	0.29
	64.39	(4)	67.42	7	62.92

Operating expenses	29.42	(16)	35.19	37	25.71
DD&A expenses	27.55	(53)	58.18	135	24.74
G&A expenses	11.23	1	11.12	16	9.61
Foreign exchange loss	8.78	49	5.88	187	2.05
	76.98	(30)	110.37	78	62.11

(Loss) income from discontinued operations before income taxes	$(12.59)	(71)	$(42.95)	—	$0.81

(1) Results from discontinued operations before income taxes for the year ended December 31, 2014, were calculated to the date of sale of June 25, 2014.

(2) Certain entities which were previously reported in Corporate Activities were sold as part of the Argentina business unit. Amounts in the table above include results of these entities which were insignificant in addition to results of the Argentina segment.

(3) Production represents production volumes NAR adjusted for inventory changes and losses.

Segmented Results of Discontinued Operations - Argentina for the Year Ended December 31, 2014, Compared with the Results for the Year Ended December 31, 2013

For the year ended December 31, 2014, loss from discontinued operations before income taxes in Argentina was $6.3 million compared with loss before taxes of $47.4 million in 2013. Loss from discontinued operations before income taxes in Argentina for the year ended December 31, 2013, included a ceiling test impairment loss of $30.8 million in our Argentina cost center due to a decrease in reserves as a result of deferred investment and inconclusive waterflood results on the Puesto Morales Block. Results from discontinued operations before income taxes for the year ended December 31, 2014, were calculated to the date of sale of June 25, 2014, and, therefore, included only approximately six months of results compared with twelve months in 2013. We reclassified the Argentina assets as assets held for sale on May 29, 2014, and ceased recognizing DD&A expense on the assets from this date.

Segmented Results of Discontinued Operations - Argentina for the Year Ended December 31, 2013, Compared with the Results for the Year Ended December 31, 2012

For the year ended December 31, 2013, loss from discontinued operations before income taxes in Argentina was $47.4 million compared with income before taxes of $1.0 million in 2012. In 2013, DD&A expenses included a ceiling test impairment loss of $30.8 million. Additionally, oil and natural gas sales decreased and operating expenses and foreign exchange losses increased.

Total oil and gas production from the Argentina segment decreased by 13% to 1.1 MMBOE, NAR and adjusted for inventory changes and losses, for the year ended December 31, 2013, compared with 1.3 MMBOE in 2012.

Oil and NGL production, NAR and adjusted for inventory changes and losses, decreased 16% to 0.9 MMbbl for the year ended December 31, 2013, compared with 1.0 MMbbl in 2012. The decrease was primarily due to the following: reduced production from the Puesto Morales Block due to expected production declines and well downtime for workovers; reduced production from the Surubi Block due to stabilization of Proa-2 production, which came on-stream in April 2012, and well downtime for workovers; and reduced production from the El Chivil Block due to well downtime for workovers. In 2013, gas production of 1.3 Bcf was consistent with 2012.

Revenue and other income decreased by 7% to $74.5 million for the year ended December 31, 2013, compared with $80.0 million in 2012. During the year ended December 31, 2013, we recognized $3.7 million, or $4.20 per bbl, upon the sale of some of our Petroleum Plus program credits. These credits were granted by the Argentina government to companies for new production of oil or natural gas, either from new discoveries, enhanced recovery techniques or reactivation of older fields.

In 2013, production decreases were partially offset by increased oil and natural gas prices. The average realized price for oil increased by 8% to $77.12 compared with $71.12 in 2012. As noted above, the impact of the sale of some of our Petroleum Plus program credits in the year ended December 31, 2013, was $4.20 per bbl. The prices we received in Argentina were influenced by the Argentina regulatory regime.

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

DD&A expenses increased by 104% to $64.3 million for the year ended December 31, 2013, compared with $31.5 million in 2012. DD&A expenses for the year ended December 31, 2013, included a ceiling test impairment loss of $30.8 million, as previously discussed. On a per BOE basis, DD&A expenses increased by 135% to $58.18 compared with $24.74 in 2012. The 2013 ceiling test impairment loss accounted for $27.87 per BOE of the increase. The remainder of the increase was due to increased costs in the depletable base and lower reserves.

G&A expenses were $12.3 million ($11.12 per BOE) in the year ended December 31, 2013, consistent with $12.2 million ($9.61 per BOE) in 2012.

For the year ended December 31, 2013, the foreign exchange loss was $6.5 million, compared with $2.6 million in 2012. The loss primarily relates to realized foreign exchange losses on monetary assets in Argentina during the year. The Argentina peso strengthened by 33% and 14% against the U.S. dollar in the years ended December 31, 2013, and 2012, respectively. The net monetary asset balance exposed to foreign exchange losses was higher throughout 2013 compared with 2012.

Capital Program - Argentina

Capital expenditures in our Argentina segment during the year ended December 31, 2014, were $18.3 million, including drilling of $14.5 million, G&G expenditures of $1.9 million, facilities of $0.8 million and other expenditures of $1.1 million. In 2014, in Argentina, we drilled and completed the Proa-3 development well on the Surubi Block (85% WI, operated) and completed workovers on wells on the Puesto Morales (100% WI, operated) and El Vinalar Blocks (100% WI, operated).

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of $331.8 million compared with $428.8 million at December 31, 2013, and $212.6 million at December 31, 2012.

We believe that our cash resources, including cash on hand and cash generated from operations, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for 2015, given current oil price trends and production levels. In accordance with our investment policy, cash balances are held in our primary cash management bank, HSBC Bank plc., in interest earning current accounts or are invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

At December 31, 2014, 87% of our cash and cash equivalents were held by subsidiaries and partnerships outside of Canada and the United States. This cash was generally not available to fund domestic or head office operations unless funds were repatriated. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

At December 31, 2014, one of our subsidiaries had a credit facility with a syndicate of banks, led by Wells Fargo Bank National Association as administrative agent. This reserve-based facility has a current borrowing base of $150 million and a maximum borrowing base that is dependent on the value of our reserves as assessed by the banking syndicate, but in no case would be more than $300 million. The borrowing base for the credit facility is supported by the present value of the petroleum reserves of two of our subsidiaries with operating branches in Colombia and our subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus a margin ranging between 2.25% and 3.25% per annum depending on the rate of borrowing base utilization. In addition, a stand-by fee of 0.875% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The credit facility was entered into on August 30, 2013 and became effective on October 31, 2013 for a three-year term. Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. Under the terms of the credit facility, we cannot pay any dividends to our shareholders if we are in default under the facility and, if we are not in default, we are required to obtain bank approval for any dividend payments exceeding $2.0 million in any fiscal year. No amounts have been drawn on this facility.

Cash Flows

During the year ended December 31, 2014, our cash and cash equivalents decreased by $97.0 million as a result of cash used in investing activities of $316.8 million (net of $30.4 million of cash provided by investing activities of discontinued operations), partially offset by cash provided by operating activities of $208.7 million (net of $4.8 million of cash used in operating activities of discontinued operations) and cash provided by financing activities of $11.1 million.

During the year ended December 31, 2013, our cash and cash equivalents increased by $216.2 million as a result of cash provided by operating activities of $520.9 million (including $31.1 million of cash provided by operating activities of discontinued operations) and cash provided by financing activities of $3.8 million, partially offset by cash used in investing activities of $308.5 million (including $18.8 million cash used in investing activities of discontinued operations).

During the year ended December 31, 2012, our cash and cash equivalents decreased by $139.1 million as a result of cash provided by operating activities of $156.3 million (including $27.4 million of cash provided by operating activities of discontinued operations) and cash provided by financing activities of $4.3 million, partially offset by cash used in investing activities of $299.7 million (including $37.0 million cash used in investing activities of discontinued operations).

Cash provided by operating activities of continuing operations in the year ended December 31, 2014, was primarily affected by decreased oil and natural gas sales, increased operating and G&A expenses and a $97.9 million change in assets and liabilities from operating activities. These decreases were partially offset by realized foreign exchange and financial instruments gains and decreased income tax expenses. The main changes in assets and liabilities from operating activities were as follows: accounts receivable increased by $34.5 million primarily due to an increase in the number of days of sales outstanding in Colombia as a result of a higher portion of sales being to Ecopetrol which has longer payment terms than our other significant customers; inventory increased by $2.9 million primarily due to the timing of recognition of oil sales to a customer in Colombia where the sale is not recognized until the customer exports oil; accounts payable and accrued liabilities increased by $0.6 million due to the timing of payments for drilling activity and higher accruals for trucking costs; and net taxes payable decreased by $61.1 million primarily due to payment of 2013 income taxes in Colombia and lower current income taxes for 2014 in Colombia.

Cash provided by operating activities of continuing operations in the year ended December 31, 2013, was primarily affected by increased oil and natural gas sales, decreased G&A expenses, decreased realized foreign exchange losses and a $146.6 million change in assets and liabilities from operating activities. These increases were partially offset by increased operating and income tax expenses. The main changes in assets and liabilities from operating activities were as follows: accounts receivable and other long-term assets decreased by $59.0 million primarily due to a reduction in the number of days of sales outstanding in Colombia which resulted from a larger portion of sales in 2013 being to a customer with more favorable payment terms; inventory decreased by $14.2 million primarily due to the reduced oil inventory in the OTA pipeline and associated Ecopetrol operated facilities in the Putumayo Basin and reduced oil inventory related to the timing of recognition of oil sales to a short-term customer in Colombia; accounts payable and accrued liabilities decreased by $8.8 million due to the timing of payments for drilling activity; and net taxes payable increased by $84.7 million due to increased taxable income in Colombia and the reimbursement of value added tax receivable in Colombia.

Cash provided by operating activities of continuing operations in the year ended December 31, 2012, was primarily affected by increased operating expenses and realized foreign exchange losses and a $163.9 million change in assets and liabilities from operating activities. The main changes in assets and liabilities from operating activities were as follows: accounts receivable and other long-term assets increased by $46.8 million due to the change in the timing of collection of Ecopetrol receivables and new customers in Colombia; inventory increased by $18.3 million primarily due to a change in the sales point under new sales agreements with Ecopetrol and increased sales to other third parties with different sales points due to the timing of the transfer of risks in Colombia; accounts payable and accrued liabilities decreased by $10.2 million due to the payment of royalties and reduced royalties payable resulting from lower production, partially offset by increased operating cost and other payables as a result of increased activity in all business units; and taxes receivable and payable decreased by $88.3 million as a result of a decrease in taxes payable due to utilization of tax losses and tax deductions resulting from a corporate reorganization and lower taxable income in Colombia, partially offset by an increase in taxes receivable due to value added tax and income tax recoveries in Colombia generated upon completion of the same corporate reorganization.

Cash outflows from investing activities of continuing operations in the year ended December 31, 2014, included cash capital expenditures of $347.0 million and an increase in restricted cash of $0.1 million. Cash outflows from investing activities of continuing operations in the year ended December 31, 2013, included cash capital expenditures of $343.6 million and an increase in restricted cash of $1.6 million, partially offset by proceeds from sale of oil and gas properties of $55.5 million. Cash outflows from investing activities of continuing operations in the year ended December 31, 2012, included cash capital expenditures of $238.2 million and cash paid for the 30% working interest acquisition in Brazil of $35.5 million, partially offset by a decrease in restricted cash of $11.0 million related to the same acquisition.

Cash provided by financing activities of continuing operations in the years ended December 31, 2014, 2013 and 2012 related to proceeds from issuance of shares of our Common Stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As at December 31, 2014, 2013 and 2012 we had no off-balance sheet arrangements.

Contractual Obligations

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2014:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
(Thousands of U.S. Dollars)
Oil transportation services	$22,252	$3,640	$7,280	$7,280	$4,052
Drilling and G&G	831	588	243	—	—
Operating leases	9,637	2,631	5,241	1,765	—
Software and telecommunication	620	260	360	—	—
	$33,340	$7,119	$13,124	$9,045	$4,052

The above table does not reflect estimated amounts expected to be incurred in the future associated with the abandonment of our oil and gas properties and other long-term liabilities, as we cannot determine with accuracy the timing of such payments. Information regarding our asset retirement obligation can be found in Note 9 to the Consolidated Financial Statements, Asset Retirement Obligation, in Item 8 “Financial Statements and Supplementary Data”,

At December 31, 2014, we had provided promissory notes totaling $86.3 million as security for letters of credit relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

As is customary in the oil and gas industry, we may at times have commitments in place to reserve or earn certain acreage positions or wells. If we do not meet such commitments, the acreage positions or wells may be lost.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas and the applicable discount rate, that are used to calculate the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that a 10% discount factor be used and future net revenues are calculated using prices that represent the average of the first day of each month price for the 12-month period. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but reflect adjustments for gravity, quality, local conditions, gathering and transportation fees and distance from market. Estimates of standardized measure of our future cash flows from proved reserves for our December 31, 2014, ceiling tests were based on wellhead prices per BOE as of the first day of each month within that twelve month period of $87.55 for Colombia and $84.63 for Brazil.

Because the ceiling calculation dictates the use of prices that are not representative of future prices and requires a 10% discount factor, the resulting value should not be construed as the current market value of the estimated oil and gas reserves attributable to our properties. Historical oil and gas prices for any particular 12-month period can be either higher or lower than our price forecast. Therefore, oil and gas property writedowns that result from applying the full cost ceiling limitation, and that are caused by fluctuations in price as opposed to reductions to the underlying quantities of reserves, should not be viewed as absolute indicators of a reduction of the ultimate value of the related reserves.

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

We assessed our oil and gas properties for impairment as at December 31, 2014, and found no impairment write-down was required based on our calculations for our Colombia and Brazil cost centers.

In the year ended December 31, 2014, we recorded an impairment loss of unproved properties in our Peru cost center of $265.1 million due to the lack of continued investment planned for Block 95.

In the year ended December 31, 2013, we recorded a ceiling test impairment loss of $2.0 million in our Brazil cost center as a result of lower realized prices and increased operating costs. In the year ended December 31, 2012, we recorded a ceiling test impairment loss in our Brazil cost center of $20.2 million related to seismic and drilling costs on Block BM-CAL-10.

If Brent oil prices continue to average $52.00 per bbl or below, we believe it is reasonably likely that we would record a ceiling test impairment loss in our Brazil cost center in the first or second quarter of 2015 and in our Colombia cost center in the fourth quarter of 2015.

Due to the inter-relationship of the various judgments made to estimate proved reserves, it is impractical to provide a quantitative analysis of the effects of potential changes in these estimates. However, depending upon the duration and severity of the decline in oil prices that began in the fourth quarter of 2014 and continued through 2015 year-to-date, the average of prices in effect for the preceding 12-month period used in calculating future net cash flows for the purposes of the ceiling test may result in lower discounted cash flows that could potentially result in ceiling test impairments in future periods. Furthermore, depending on the duration and severity of the decline in oil prices, it is possible that decreases in estimates of proved reserves may occur for higher cost fields, resulting in higher DD&A expense in future periods.

Unproved properties

Unproved properties are not depleted pending the determination of the existence of proved reserves. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Unproved properties are evaluated quarterly to ascertain whether impairment has occurred. Unproved properties, the costs of which are individually significant, are assessed individually by considering seismic data, plans or requirements to relinquish acreage, drilling results and activity, remaining time in the commitment period, remaining capital plans and political, economic and market conditions. Where it is not practicable to individually assess the amount of impairment of properties for which costs are not individually significant, these properties are grouped for purposes of assessing impairment. During any period in which factors indicate an impairment, the cumulative costs incurred to date for such property are transferred to the full cost pool and are then subject to amortization. The transfer of costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on our drilling plans and results, G&G evaluations, the assignment of proved reserves, availability of capital and other factors. For countries where a reserve base has not yet been established, the impairment is charged to earnings.

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

Allocation of Consideration Transferred in Business Combinations

The acquisition of properties in Brazil in 2012 was accounted for using the acquisition method, with Gran Tierra being the acquirer, whereby the assets acquired and liabilities assumed were recorded at their fair values at the acquisition date. The fair value of the consideration transferred was equal to the fair value of the net assets acquired and no gain or goodwill was recorded on acquisition. Calculation of fair values of assets and liabilities, which was done with the assistance of independent advisors, was subject to estimates which include various assumptions including the fair value of proved and unproved reserves of the assets acquired as well as future production and development costs and future oil and gas prices.

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

At December 31, 2014, we obtained an independent valuation of our Colombia reporting unit and passed the first step of the goodwill impairment test at each of the low, medium, and high valuation cases. We passed the first step because the forward curve oil prices as at December 31, 2014 were appropriately used in the valuation, the goodwill resulted from acquisitions in Colombia, our most productive business unit, and the goodwill was generated on acquisitions also made during a previous period of low prices.

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

Derivative Activities

We purchase Colombian peso non-deliverable forward contracts for purposes of fixing the exchange rate at which we will purchase or sell Colombian pesos to settle our income tax installments and payments. Under the terms of our foreign exchange forward contracts, we will receive Colombian pesos and pay U.S. dollars or pay Colombian pesos and receive U.S. dollars based on a total notional amount.

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

Counterparty credit risk has not had a significant effect on our cash flow calculations and derivative valuations because we utilize a group of investment-grade rated counterparties, primarily financial institutions, for our derivative transactions. Because we have chosen not to qualify our derivatives for hedge accounting treatment, changes in the fair values of derivatives can have a significant impact on our reported results of operations. Generally, changes in derivative fair values will not impact our liquidity or capital resources.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers". The ASU creates a single source of revenue guidance for all companies in all industries and requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The ASU will be effective for fiscal years and interim periods within those years, beginning after December 15, 2016. We are currently assessing the impact the new standard will have on its consolidated financial position, results of operations, cash flows and disclosure.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to oil prices. Oil prices are volatile and unpredictable and influenced by concerns over world supply and demand and many other market factors outside of our control. Oil prices started falling in September 2014 and have fallen dramatically in December 2014 and January 2015. Most of our revenues are from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to West Texas Intermediate ("WTI") or Brent and adjusted for quality each month.

Foreign currency risk

Foreign currency risk is a factor for our company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. We have engaged in non-deliverable foreign exchange contracts to buy or sell Colombian pesos in order to fix the exchange rate of our income tax installments and payments in Colombia. At December 31, 2014, we held Colombia peso non-deliverable forward contracts totaling 61.9 billion Colombian pesos.

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

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $60,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

The table below provides information about our foreign currency forward exchange agreements at December 31, 2014, including the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. We did not hold any foreign currency forward exchange agreements at December 31, 2013. Expected cash flows from the forward contract equal the fair value of the contract. The information is presented in U.S. dollars because that is our reporting currency. The increase or decrease in the value of the forward contract is offset by the increase or decrease to the U.S. dollar equivalent of the Colombian peso current tax liabilities. We do not hold any of these investments for trading purposes.

As at December 31, 2014
Currency	Contract Type	Notional (Millions of Colombian pesos)	Weighted Average Fixed Rate Received (Colombian pesos - U.S. Dollars)	Fair Value of the Forward Contracts (thousands of U.S. Dollars)	Expiration
Colombian pesos	Buy	51,597.5	2,006	(4,175)	February and April 2015
Colombian pesos	Sell	10,275.3	1,895	1,118	February 2015

Interest Rate Risk

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

Equity Investment in Madalena Energy Inc.

We hold an equity investment in Madalena Energy Inc. ("Madalena"), received as consideration in the sale of our Argentina business unit, which closed June 25, 2014. We hold 29,831,537 shares of Madalena which had a value of $13.9 million on June 25, 2014, and $7.6 million at December 31, 2014, and represented approximately 5.7% of Madalena's outstanding shares at December 31, 2014. These shares trade on the TSX Venture Exchange and as such are subject to changes in value that are outside of our control. Pursuant to Canadian securities regulation, we were unable to trade these shares before October 26, 2014. In addition, we may face other market related obstacles such as trading volume and value in divesting these shares.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the accompanying consolidated financial statements of Gran Tierra Energy Inc. and subsidiaries (the "Company"), which comprise the consolidated balance sheets as at December 31, 2014 and December 31, 2013, and the consolidated statements of operations and retained earnings, consolidated statements of shareholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2014, and a summary of significant accounting policies and other explanatory information.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Gran Tierra Energy Inc. and subsidiaries as at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in accordance with the accounting principles generally accepted in the United States of America.

Other Matter

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),
the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

Chartered Accountants
February 27, 2015
Calgary, Canada

Gran Tierra Energy Inc.
Consolidated Statements of Operations and Retained Earnings
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUE AND OTHER INCOME
Oil and natural gas sales	$559,398	$646,955	$503,467
Interest income	2,856	2,174	1,709
	562,254	649,129	505,176
EXPENSES
Operating	113,949	110,172	92,207
Depletion, depreciation, accretion and impairment	451,003	202,851	150,570
General and administrative	51,249	41,115	46,659
Financial instruments loss (Note 13)	4,722	—	—
Other loss (Note 12)	—	4,400	—
Other gain (Notes 10 and 12)	(2,000)	—	(9,336)
Foreign exchange (gain) loss	(39,535)	(18,693)	28,727
	579,388	339,845	308,827

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(17,134)	309,284	196,349
Income tax expense (Note 10)	(127,215)	(128,261)	(96,267)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(144,349)	181,023	100,082
Loss from discontinued operations, net of income taxes (Note 3)	(26,990)	(54,735)	(423)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(171,339)	126,288	99,659
RETAINED EARNINGS, BEGINNING OF YEAR	410,961	284,673	185,014
RETAINED EARNINGS, END OF YEAR	$239,622	$410,961	$284,673

INCOME (LOSS) PER SHARE
BASIC
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(0.51)	$0.64	$0.35
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(0.09)	(0.19)	0.00
NET INCOME (LOSS)	$(0.60)	$0.45	$0.35
DILUTED
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(0.51)	$0.63	$0.35
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(0.09)	(0.19)	0.00
NET INCOME (LOSS)	$(0.60)	$0.44	$0.35
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 8)	284,715,785	282,808,497	280,741,255
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 8)	284,715,785	286,127,897	284,172,254
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$331,848	$428,800
Restricted cash	1,836	1,478
Accounts receivable (Note 6)	83,227	49,703
Marketable securities (Note 13)	7,586	—
Inventory (Note 6)	17,298	13,725
Taxes receivable	15,843	9,980
Prepaids	6,000	6,450
Deferred tax assets (Note 10)	1,552	2,256
Total Current Assets	465,190	512,392

Oil and Gas Properties (using the full cost method of accounting)
Proved	801,075	794,069
Unproved	316,856	456,001
Total Oil and Gas Properties	1,117,931	1,250,070
Other capital assets	11,013	10,102
Total Property, Plant and Equipment (Note 7)	1,128,944	1,260,172

Other Long-Term Assets
Restricted cash	2,037	2,300
Deferred tax assets (Note 10)	601	1,407
Taxes receivable	9,684	18,535
Other long-term assets	5,013	7,163
Goodwill (Note 2)	102,581	102,581
Total Other Long-Term Assets	119,916	131,986
Total Assets	$1,714,050	$1,904,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable (Note 11)	$112,401	$72,400
Accrued liabilities (Note 11)	75,430	89,567
Foreign currency derivative (Note 13)	3,057	—
Taxes payable	25,412	102,887
Deferred tax liabilities (Note 10)	1,040	1,193
Asset retirement obligation (Note 9)	8,026	518
Total Current Liabilities	225,366	266,565

Long-Term Liabilities
Deferred tax liabilities (Note 10)	175,324	177,082
Asset retirement obligation (Note 9)	27,786	21,455
Other long-term liabilities	8,889	9,540
Total Long-Term Liabilities	211,999	208,077

Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common Stock (Note 8) (276,072,351 and 272,327,810 shares of Common Stock and 10,119,745 and 10,882,440 exchangeable shares, par value $0.001 per share, issued and outstanding as at December 31, 2014 and December 31, 2013, respectively)	10,190	10,187
Additional paid in capital	1,026,873	1,008,760
Retained earnings	239,622	410,961
Total Shareholders’ Equity	1,276,685	1,429,908
Total Liabilities and Shareholders’ Equity	$1,714,050	$1,904,550

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$(171,339)	$126,288	$99,659
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes (Note 3)	26,990	54,735	423
Depletion, depreciation, accretion and impairment	451,003	202,851	150,570
Deferred tax expense (recovery) (Note 10)	34,350	(28,865)	26,814
Non-cash stock-based compensation	5,451	8,002	10,999
Unrealized loss on financial instruments	9,383	—	—
Unrealized foreign exchange (gain) loss	(38,441)	(18,799)	17,150
Cash settlement of asset retirement obligation (Note 9)	(796)	(2,068)	—
Other loss (Note 12)	—	4,400	—
Other gain (Notes 10 and 12)	(2,000)	—	(9,336)
Equity tax	(3,283)	(3,345)	(3,534)
Net change in assets and liabilities from operating activities of continuing operations
Accounts receivable and other long-term assets	(34,473)	58,955	(46,764)
Inventory	(2,891)	14,168	(18,253)
Prepaids	4	(2,458)	(416)
Accounts payable and accrued and other long-term liabilities	558	(8,754)	(10,178)
Taxes receivable and payable	(61,064)	84,687	(88,253)
Net cash provided by operating activities of continuing operations	213,452	489,797	128,881
Net cash (used in) provided by operating activities of discontinued operations	(4,792)	31,064	27,438
Net cash provided by operating activities	208,660	520,861	156,319

Investing Activities
(Increase) decrease in restricted cash	(96)	(1,590)	10,954
Additions to property, plant and equipment	(347,027)	(343,591)	(238,205)
Proceeds from oil and gas properties (Note 7)	—	55,524	—
Cash paid for acquisition (Note 4)	—	—	(35,495)
Net cash used in investing activities of continuing operations	(347,123)	(289,657)	(262,746)
Proceeds from sale of Argentina business unit, net of cash sold and transaction costs	42,755	—	—
Net cash used in investing activities of discontinued operations	(12,384)	(18,799)	(36,974)
Net cash provided by (used in) investing activities of discontinued operations	30,371	(18,799)	(36,974)
Net cash used in investing activities	(316,752)	(308,456)	(299,720)

Financing Activities
Proceeds from issuance of shares of Common Stock (Note 8)	11,140	3,771	4,340
Net cash provided by financing activities	11,140	3,771	4,340

Net (decrease) increase in cash and cash equivalents	(96,952)	216,176	(139,061)
Cash and cash equivalents, beginning of year	428,800	212,624	351,685
Cash and cash equivalents, end of year	$331,848	$428,800	$212,624

Supplemental cash flow disclosures:
Cash paid for income taxes	$101,179	$51,183	$143,498

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of year	$113,874	$75,580	$75,393
Acquisition of marketable securities as proceeds from sale of Argentina business unit (Note 3)	$13,912	$—	$—

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Shareholders’ Equity
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2014	2013	2012
Share Capital
Balance, beginning of year	$10,187	$7,986	$7,510
Issue of shares of Common Stock	3	2,201	476
Balance, end of year	10,190	10,187	7,986

Additional Paid in Capital
Balance, beginning of year	1,008,760	998,772	980,014
Issue of shares of Common Stock	—	—	2,902
Exercise of warrants (Note 8)	—	—	1,590
Expiry of warrants (Note 8)	—	—	190
Exercise of stock options (Note 8)	11,137	1,570	960
Stock-based compensation (Note 8)	6,976	8,418	13,116
Balance, end of year	1,026,873	1,008,760	998,772

Warrants
Balance, beginning of year	—	—	1,780
Exercise of warrants (Note 8)	—	—	(1,590)
Expiry of warrants (Note 8)	—	—	(190)
Balance, end of year	—	—	—

Retained Earnings
Balance, beginning of year	410,961	284,673	185,014
Net income (loss)	(171,339)	126,288	99,659
Balance, end of year	239,622	410,961	284,673

Total Shareholders’ Equity	$1,276,685	$1,429,908	$1,291,431

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012
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

Discontinued operations

On June 25, 2014, the Company completed the sale of its Argentina business unit and the discontinued operations criteria of Accounting Standards Codification ("ASC") 205-20, “Discontinued Operations”, were met. Therefore, the results of the Company’s Argentina business unit are reflected separately as loss from discontinued operations, net of income taxes, in the consolidated statement of operations for the year ended December 31, 2014, on a line immediately after “Loss or income from continuing operations.” Additionally, cash flows of the Company’s Argentina business unit are reflected separately in the consolidated statement of cash flows for the year ended December 31, 2014, as cash provided by or used in operating and investing activities of discontinued operations. Amounts for 2013 and 2012 have been reclassified to conform to the 2014 presentation. The reclassifications had no effect on net income or loss. See Note 3, “Discontinued Operations,” for additional disclosure. The Company did not recognize depletion, depreciation and accretion expenses for the Argentina business unit subsequent to May 29, 2014, the date the assets were classified as held for sale.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: oil and natural gas reserves and related present value of future cash flows; depreciation, depletion, amortization and impairment (“DD&A”); impairment assessments of goodwill; timing of transfers from oil and gas properties not subject to depletion to the depletable base; asset retirement obligations; determining the value of the consideration transferred and the net identifiable assets acquired and liabilities assumed in connection with business combinations and determining goodwill; income taxes; legal and other contingencies; stock-based compensation; and determining the fair value of foreign currency derivatives. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates.

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

Allowance for doubtful accounts

The Company estimates losses on receivables based on known uncollectible accounts, if any, and historical experience of losses incurred and accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. The allowance for doubtful receivables was nil at December 31, 2014, and 2013.

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

The Company records derivative instruments on the balance sheet as either an asset or liability measured at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Generally because of the short-term nature of the contracts and their limited use, the Company does not apply hedge accounting and changes in the fair value of those contracts are reflected in net income or loss as financial instrument gains or losses in the consolidated statement of operations. Cash settlements of the Company's derivative arrangements are classified as operating cash flows.

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

Inventory

Inventory consists of oil in tanks and third party pipelines and supplies and is valued at the lower of cost or market value. The cost of inventory is determined using the weighted average method. Oil inventories include expenditures incurred to produce, upgrade and transport the product to the storage facilities and include operating, depletion and depreciation expenses and cash royalties.

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

The Company performs a ceiling test calculation each quarter in accordance with SEC Regulation S-X Rule 4-10. In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved oil and natural gas reserves discounted at 10%, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to net income or loss. Any such write-down will reduce earnings in the period of occurrence and results in a lower DD&A rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

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

The Company recorded $87.6 million of goodwill in relation to the acquisition of Solana Resources Limited (“Solana”) in 2008 and $15.0 million of goodwill in relation to the Argosy Energy International L.P. acquisition in 2006. The goodwill relates entirely to the Colombia reportable segment. The Company performed a quantitative assessment of goodwill at December 31, 2014, and based on this assessment, no impairment of goodwill was identified.

Revenue recognition

Revenue from the production of oil and natural gas is recognized when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable, the sale is evidenced by a contract and collection of the revenue is reasonably assured.

Gran Tierra’s customer, Ecopetrol S.A. (“Ecopetrol”) takes title at the Port of Tumaco on the Pacific coast of Colombia rather than at the entry into the Ecopetrol-operated Trans-Andean oil pipeline at the Orito Station in the Putumayo basin. In Colombia, the Company has other sales contracts where the sales point is the purchaser's facilities or when oil is loaded into a truck at Gran Tierra's loading facility or an export tanker. In Brazil, the sales point is the Petróleo Brasileiro S.A station.

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

Additionally, the Company grants options to purchase shares of Common Stock to certain directors, officers, employees and consultants. The Company follows the fair-value based method of accounting for stock options granted. Compensation expense for options granted is based on the estimated fair value, using the Black-Scholes option pricing model, at the time of grant and the expense, net of estimated forfeitures, is recognized over the requisite service period using the accelerated method. An adjustment is made to compensation expense for any difference between the estimated forfeitures and the actual forfeitures related to vested awards. The Company uses historical data to estimate expected term used in the Black-Scholes option pricing model, option exercises and employee departure behavior. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s shares. The risk-free rate for periods within the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

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
Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are recognized in net income or loss.

Net income or loss per share

Basic net income or loss per share is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of shares of Common Stock and exchangeable shares issued and outstanding during each period. Diluted net income or loss per share is calculated by adjusting the weighted average number of shares of Common Stock and exchangeable shares outstanding for the dilutive effect, if any, of share equivalents. The Company uses the treasury stock method to determine the dilutive effect. This method assumes that all Common Stock equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase shares of Common Stock of the Company at the volume weighted average trading price of shares of Common Stock during the period.

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

The sale was made pursuant to agreements entered into by the Selling Subsidiaries (the “Agreements”); specifically, pursuant to the Agreements: (1) Madalena agreed to acquire from Gran Tierra Argentina Holdings ULC, an Alberta corporation (“GTE ULC”), and PCESA Petroleros Canadienses de Ecuador S.A., an Ecuador corporation (“PCESA”), both indirect subsidiaries of the Company, all of the outstanding shares of the Company’s indirect subsidiaries Gran Tierra Energy Argentina S.R.L. (“GTE Argentina”) and P.E.T.J.A. S.A, and agreed to acquire certain debt owed by GTE Argentina, for (a) approximately $44.8 million in cash, plus certain other adjustments and interest, and (b) shares of Madalena stock valued at $13.9 million; and (2) Madalena agreed to acquire from Gran Tierra Petroco Inc., an Alberta corporation (“Petroco”), an indirect subsidiary of the Company, all of the outstanding shares of the Company’s indirect subsidiary Petrolifera Petroleum Limited (“PPL”), and agreed to acquire certain debt owed by PPL , for approximately $10.6 million in cash, plus certain other adjustments and interest. Collectively, GTE Argentina, P.E.T.J.A. S.A., PPL and PPL’s subsidiaries held all of the assets of Gran Tierra's Argentina business unit.

Accordingly, the results of the Company’s Argentina business unit are classified as “Loss from discontinued operations, net of income taxes” on the consolidated statements of operations for the year ended December 31, 2014. Additionally, cash flows of the Company’s Argentina business unit are presented separately in the consolidated statement of cash flows for the year ended December 31, 2014, as cash provided by or used in operating and investing activities of discontinued operations. Amounts for 2013 and 2012 have been reclassified to conform to the 2014 presentation. The reclassifications had no effect on net income or loss.

Revenue and other income and loss from discontinued operations, net of income taxes, for the three years ended December 31, 2014, were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2014 (1)	2013	2012
Revenue and other income	$31,985	$74,514	$80,011

(Loss) income from operations of discontinued operations before income taxes	$(6,252)	$(47,448)	$1,015
Income tax expense	(1,458)	(7,287)	(1,438)
Loss from operations of discontinued operations	(7,710)	(54,735)	(423)

Loss on sale before income taxes	(18,235)	—	—
Income tax expense	(1,045)	—	—
Loss on sale	(19,280)	—	—
Loss from discontinued operations, net of income taxes	$(26,990)	$(54,735)	$(423)

(1) Results from discontinued operations before income taxes for the year ended December 31, 2014, were calculated to the date of sale of June 25, 2014.

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

4. Business Combination

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

Contingent consideration was recorded on the balance sheet at the acquisition date fair value based on the consideration expected to be transferred, discounted back to present value by applying an appropriate discount rate that reflected the risk factors associated with the payment streams. The discount rate used was determined at the time of measurement in accordance with accepted valuation methods. The acquisition date fair value of the contingent consideration was $1.1 million and was recorded in other long-term liabilities. The fair value of the contingent consideration is being remeasured at the estimated fair value at each reporting period and any change in fair value will be recognized as income or expense in operating income. There was no significant change in the fair value of the contingent consideration between October 8, 2012, December 31, 2012, December 31, 2013, and December 31, 2014. Any changes in fair value will impact earnings in such reporting period until the contingencies are resolved.

The following table shows the allocation of the consideration transferred based on the fair values of the assets and liabilities acquired:

(Thousands of U.S. Dollars)
Consideration Transferred:
Cash	$35,495
Fair value of contingent consideration payable	1,061
$36,556

Allocation of Consideration Transferred:
Oil and gas properties
Proved	$24,107
Unproved	12,859
Asset retirement obligation	(410)
$36,556

Pro forma results (unaudited)
Pro forma results related to this acquisition have not been disclosed because oil and natural gas sales and net income related to the 30% working interest for the year ended December 31, 2012, were not material in relation to the Company's consolidated financial statements. Production from these blocks was not significant during that period.

5. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil and natural gas. The Company’s reportable segments are Colombia, Peru and Brazil based on geographic organization. Prior to classifying the Company’s Argentina business unit as discontinued operations, Argentina was a reportable segment. The All Other category represents the Company’s corporate activities. The amounts disclosed in the tables below exclude the results of the Argentina business unit unless otherwise noted. Certain subsidiaries which were previously included in the All Other category were sold as part of the Argentina business unit, and therefore amounts disclosed in the All Other category have been reclassified to exclude amounts reported in loss from discontinued operations. The Company evaluates reportable segment performance based on income or loss from continuing operations before income taxes.

The following tables present information on the Company’s reportable segments and other activities:

	Year Ended December 31, 2014
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$532,196	$—	$27,202	$—	$559,398
Interest income	569	1	1,604	682	2,856
DD&A expenses	174,063	265,816	9,932	1,192	451,003
DD&A - per unit of production	27.07	—	30.09	—	66.71
Income (loss) from continuing operations before income taxes	279,924	(274,207)	5,921	(28,772)	(17,134)
Segment capital expenditures	214,928	174,158	24,278	2,868	416,232
	Year Ended December 31, 2013
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$624,410	$—	$22,545	$—	$646,955
Interest income	623	27	909	615	2,174
DD&A expenses	184,697	362	16,761	1,031	202,851
DD&A - per unit of production	27.23	—	70.12	—	28.89
Income (loss) from continuing operations before income taxes	336,179	(7,067)	(2,650)	(17,178)	309,284
Segment capital expenditures (1)	188,547	82,954	23,039	775	295,315
	Year Ended December 31, 2012
(Thousands of U.S. Dollars, except per unit of production amounts)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$493,615	$—	$9,852	$—	$503,467
Interest income	667	49	607	386	1,709
DD&A expenses	122,055	1,234	26,300	981	150,570
DD&A - per unit of production	25.37	—	259.88	—	30.65
Income (loss) from continuing operations before income taxes	244,474	(5,493)	(24,543)	(18,089)	196,349
Segment capital expenditures (1)	153,331	62,869	55,239	1,084	272,523

(1) In 2013, segment capital expenditures are net of proceeds of: $54.0 million relating to termination of a farm-in agreement in Brazil; and $1.5 million relating to the Company's sale of its 15% working interest in the Mecaya Block in Colombia (Note 7). In 2012, the Company paid $35.5 million and recorded $1.1 million of contingent consideration in connection with the acquisition of the remaining 30% working interest in four blocks in Brazil which was accounted for as a business combination and, therefore, these amounts are not reflected in the table above (Note 4).

	As at December 31, 2014
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total Excluding Discontinued Operations	Discontinued Operations	Total
Property, plant and equipment	$888,822	$87,028	$148,457	$4,637	$1,128,944	$—	$1,128,944
Goodwill	102,581	—	—	—	$102,581	—	$102,581
All other assets	157,549	40,613	14,724	269,639	$482,525	—	$482,525
Total Assets	$1,148,952	$127,641	$163,181	$274,276	$1,714,050	$—	$1,714,050

	As at December 31, 2013
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total Excluding Discontinued Operations	Discontinued Operations	Total
Property, plant and equipment	$850,359	$178,531	$133,874	$2,962	$1,165,726	$94,446	$1,260,172
Goodwill	102,581	—	—	—	$102,581	—	$102,581
All other assets	233,336	24,240	24,477	218,780	$500,833	40,964	$541,797
Total Assets	$1,186,276	$202,771	$158,351	$221,742	$1,769,140	$135,410	$1,904,550

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

The Company has two significant customers in Colombia: Ecopetrol and one other customer. Sales to Ecopetrol accounted for 52%, 46% and 85% of the Company's consolidated oil and natural gas sales from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively. Sales to the other significant customer in Colombia accounted for 32%, 42% and 2% of the Company's consolidated oil and natural gas sales from continuing operations for the years ended December 31, 2014, 2013 and 2012.

6. Accounts Receivable and Inventory

Accounts Receivable

	As at December 31,
(Thousands of U.S. Dollars)	2014	2013
Trade	$80,058	$46,113
Other	3,169	3,590
	$83,227	$49,703

Inventory

At December 31, 2014, oil and supplies inventories were $15.2 million and $2.1 million, respectively (December 31, 2013 - $11.7 million and $2.0 million, respectively).

7. Property, Plant and Equipment

Property, Plant and Equipment

	As at December 31, 2014			As at December 31, 2013
(Thousands of U.S. Dollars)	Cost	Accumulated depletion, depreciation and impairment	Net book value	Cost	Accumulated depletion, depreciation and impairment	Net book value
Oil and natural gas properties
Proved	$1,876,371	$(1,075,296)	$801,075	$1,799,544	$(1,005,475)	$794,069
Unproved	316,856	—	316,856	456,001	—	456,001
	2,193,227	(1,075,296)	1,117,931	2,255,545	(1,005,475)	1,250,070
Furniture and fixtures and leasehold improvements	11,177	(8,421)	2,756	8,919	(6,568)	2,351
Computer equipment	14,323	(7,461)	6,862	14,786	(7,605)	7,181
Automobiles	1,787	(392)	1,395	1,381	(811)	570
Total Property, Plant and Equipment	$2,220,514	$(1,091,570)	$1,128,944	$2,280,631	$(1,020,459)	$1,260,172

In the year ended December 31, 2014, the Company recorded an impairment loss in the Company’s Peru cost center of $265.1 million. This impairment charge related to costs incurred on Block 95. On February 19, 2015, the Company made the decision to cease all further development expenditures on the Bretaña field on Block 95 other than what is necessary to maintain tangible asset integrity and security. The remaining drilling costs which were incurred in the first quarter of 2015 for the Bretaña Sur 95-3-4-1X appraisal well on the Bretaña Field in progress at December 31, 2014, are estimated to be approximately $15.0 million. These costs, together with costs of continued activities on the Bretaña Field, will be recorded as an additional impairment loss in 2015.

In the year ended December 31, 2013, the Company recorded a ceiling test impairment loss of $2.0 million in the Company's Brazil cost center as a result of lower realized prices and increased operating costs. In the year ended December 31, 2012, the Company recorded a ceiling test impairment loss in the Company’s Brazil cost center of $20.2 million. This impairment loss resulted from the recognition of $23.8 million of capital expenditures in relation to the Block BM-CAL-10 farm-out agreement.

Depletion and depreciation expense from continuing operations on property, plant and equipment for the year ended December 31, 2014, was $187.9 million (year ended December 31, 2013 - $194.2 million; year ended December 31, 2012 - $137.1 million). A portion of depletion and depreciation expense was recorded as inventory in each year and adjusted for inventory changes.

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

On August 26, 2010, the Company entered into an agreement to acquire a 70% working interest in four blocks in Brazil. The agreement was effective September 1, 2010, subject to regulatory approvals, and the transaction was completed on June 15, 2011. Purchase consideration was $40.1 million and was recorded as capital expenditures in 2011 and 2010. On January 20, 2012, the Company entered into an agreement to acquire the remaining 30% working interest in these four blocks and, on October 8, 2012, received regulatory approval and acquired the remaining 30% working interest. The 30% working interest acquisition was accounted for as a business combination using the acquisition method (Note 4).

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

Unproved oil and natural gas properties consist of exploration lands held in Colombia, Peru and Brazil. As at December 31, 2014, the Company had $170.5 million (December 31, 2013 - $176.1 million) of unproved assets in Colombia, $85.7 million (December 31, 2013 - $177.5 million) of unproved assets in Peru, and $60.7 million (December 31, 2013 - $84.2 million) of unproved assets in Brazil for a total of $316.9 million (December 31, 2013 - $456.0 million). As at December 31, 2013, the Company had $18.2 million of unproved assets in Argentina, which were sold as part of the sale of the Argentina business unit on June 25, 2014. Unproved oil and natural gas properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration warrants whether or not future areas will be developed. The Company expects that approximately 68% of costs not subject to depletion at December 31, 2014, will be transferred to the depletable base within the next five years and the remainder in the next five to 10 years.

The following is a summary of Gran Tierra’s oil and natural gas properties not subject to depletion as at December 31, 2014:

	Costs Incurred in
(Thousands of U.S. Dollars)	2014	2013	2012	Prior to 2012	Total
Acquisition costs - Colombia	$—	$—	$—	$75,691	$75,691
Acquisition costs - Peru	—	—	—	21,147	21,147
Acquisition costs - Brazil	—	—	12,859	22,666	35,525
Exploration costs - Colombia	39,114	28,404	9,319	17,946	94,783
Exploration costs - Peru	25,341	9,849	23,312	6,018	64,520
Exploration costs - Brazil	9,126	10,772	2,644	2,648	25,190
Total oil and natural gas properties not subject to depletion	$73,581	$49,025	$48,134	$146,116	$316,856

8. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as Common Stock, par value $0.001 per share, 25 million are designated as Preferred Stock, par value $0.001 per share, and two shares are designated as special voting stock, par value $0.001 per share.

As at December 31, 2014, outstanding share capital consists of 276,072,351 shares of Common Stock of the Company, 5,595,118 exchangeable shares of Gran Tierra Exchangeco Inc., (the "Exchangeco exchangeable shares") and 4,524,627 exchangeable shares of Gran Tierra Goldstrike Inc. (the "Goldstrike exchangeable shares"). The Exchangeco exchangeable shares were issued upon the acquisition of Solana. The Goldstrike exchangeable shares were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. The redemption date for the Exchangeco exchangeable shares and the Goldstrike exchangeable shares is a date to be established by the applicable Board of Directors. During the year ended December 31, 2014, 3,029,853 shares of Common Stock were issued upon the exercise of stock options, 9,500 shares of Common Stock were issued upon the exchange of the Goldstrike exchangeable shares and 747,427 shares of Common Stock were issued upon the exchange of the Exchangeco exchangeable shares. During the year ended December 31, 2014, 42,239 shares of shares of Common Stock and 5,768 Exchangeco exchangeable shares were canceled as a result of shareholders' rights to claim these shares expiring. These shares were originally issued in connection with the acquisition of Solana in 2008.

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

Restricted Stock Units and Stock Options

In accordance with the 2007 Equity Incentive Plan, formed through the approval by shareholders of the amendment and restatement of the 2005 Equity Incentive Plan, the Company’s Board of Directors is authorized to issue options or other rights to acquire shares of the Company’s Common Stock. On June 27, 2012, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the Common Stock available for issuance thereunder from 23,306,100 shares to 39,806,100 shares.

The Company grants time-vested RSUs to certain officers, employees and consultants. RSUs entitle the holder to receive, at the option of the Company, either the underlying number of shares of the Company's Common Stock upon vesting of such shares or a cash payment equal to the value of the underlying shares. The Company expects its practice will be to settle RSUs in cash.

Additionally, the Company grants options to purchase shares of Common Stock to certain directors, officers, employees and consultants. Each option permits the holder to purchase one share of Common Stock at the stated exercise price. At the time of grant, the exercise price equals the market price. Options and RSUs generally vest over three years. The Company does not expect to repurchase any shares in the open market to settle any such exercises.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2014	2013	2012
Dividend yield (per share)	Nil	Nil	Nil
Volatility	39% to 42%	42% to 54%	59% to 75%
Weighted average volatility	41%	53%	75%
Risk-free interest rate	0.78% to 1.45%	0.3% to 0.7%	0.3% to 0.4%
Expected term	4-5 years	4-5 years	4-6 years

The following table provides information about RSU and stock option activity for the year ended December 31, 2014:

	RSUs	Options
	Number of Outstanding Share Units	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Balance, December 31, 2013	922,045	15,668,458	5.41
Granted	925,625	2,452,850	7.00
Exercised	(509,401)	(3,029,853)	(3.68)
Forfeited	(101,306)	(336,468)	(6.59)
Expired	—	(964,767)	(7.07)
Balance, December 31, 2014	1,236,963	13,790,220	5.93
Exercisable, at December 31, 2014		9,799,527	5.68
Vested, or expected to vest, at December 31, 2014, through the life of the options		13,551,285	5.92

For the year ended December 31, 2014, 3,029,853 shares of Common Stock were issued for cash proceeds of $11.1 million upon the exercise of 3,029,853 stock options (2013 – 1,306,317; 2012 – 482,841). For the year ended December 31, 2014, the Company paid $3.4 million to cash settle RSUs (2013 and 2012 - $nil).

At December 31, 2014, the weighted average remaining contractual term of outstanding stock options was 5.1 years and of exercisable stock options was 5.3 years.

The weighted average grant date fair value for options granted in the year ended December 31, 2014, was $2.47 (2013 - $2.62; 2012 - $3.33). The weighted average grant date fair value for options vested in the year ended December 31, 2014, was $3.63 (2013 - $3.94; 2012 - $3.90). The total fair value of stock options vested during year ended December 31, 2014, was $12.4 million (2013 - $12.4 million; 2012 - $10.2 million).

The amounts recognized for stock-based compensation were as follows:

(Thousands of U.S. Dollars)	Year Ended December 31,
	2014	2013	2012
Compensation costs for stock options	$6,976	$8,418	$13,116
Compensation costs for RSUs	2,559	2,936	—
	9,535	11,354	13,116
Less: Stock-based compensation costs capitalized	(1,815)	(2,436)	(1,110)
Stock-based compensation costs expensed	$7,720	$8,918	$12,006

Of the total compensation expense for the year ended December 31, 2014, $6.1 million (2013 - $7.5 million; 2012 - $10.2 million) was recorded in G&A expenses, $0.3 million (2013 – $0.5 million; 2012 - $0.8 million) was recorded in operating expenses and $1.3 million (2013 – $0.9 million; 2012 - $1.0 million) was recorded in loss from discontinued operations.

At December 31, 2014, there was $4.8 million (December 31, 2013 - $8.1 million) of unrecognized compensation cost related to unvested stock options and RSUs which is expected to be recognized over a weighted average period of 2.3 years. The vesting of certain RSUs and stock options was accelerated as a result of the sale of the Argentina business unit and the retirement of the Company's former Chief Operating Officer.

The aggregate intrinsic value of options outstanding at December 31, 2014, was $3.6 million (2013 - $32.9 million; 2012 -$17.8 million) based on the Company’s closing share price of $3.85 at December 31, 2014 (December 31, 2013 - $7.31; December 31, 2012 - $5.51). The aggregate intrinsic value of options exercisable at December 31, 2014, was $3.6 million (December 31, 2013 - $27.4 million; December 31, 2012 - $17.6 million). The aggregate intrinsic value of options exercised in the year ended December 31, 2014, was $10.3 million (2013 - $3.3 million; 2012 - $1.4 million). The aggregate intrinsic value of options vested, or expected to vest, at December 31, 2014, through the life of the options was $3.6 million and the weighted-average remaining contractual term of these options was 5.1 years.

Warrants

At December 31, 2014, 2013, and 2012, the Company did not have any warrants outstanding. At December 31, 2011, the Company had 6,298,230 warrants outstanding to purchase 3,149,115 shares of Common Stock for $1.05 per share, expiring between June 20, 2012, and June 30, 2012. During the year ended December 31, 2012, 2,766,834 shares of Common Stock were issued upon the exercise of 5,550,668 warrants, 26,190 shares of Common Stock were issued with 7,143 shares withheld in lieu of a cashless exchange upon the exercise of 66,666 warrants, and 680,896 warrants expired unexercised.

Weighted Average Shares Outstanding

	Year Ended December 31,
	2014	2013	2012
Weighted average number of common and exchangeable shares outstanding	284,715,785	282,808,497	280,741,255
Shares issuable pursuant to warrants	—	—	175,061
Shares issuable pursuant to stock options	—	12,041,260	5,879,929
Shares assumed to be purchased from proceeds of stock options	—	(8,721,860)	(2,623,991)
Weighted average number of diluted common and exchangeable shares outstanding	284,715,785	286,127,897	284,172,254

For the year ended December 31, 2014, 15,621,890 options, on a weighted average basis, (2013 - 4,217,082 options; 2012 - 9,748,874 options) were excluded from the diluted income per share calculation as the options were anti-dilutive.

9. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2014	2013
Balance, beginning of year	$21,973	$18,292
Settlements	(1,137)	(2,068)
Liability incurred	11,956	2,623
Liabilities associated with the Argentina business unit sold	(10,170)	—
Foreign exchange	(53)	(25)
Accretion	1,406	1,279
Revisions in estimated liability	11,837	1,872
Balance, end of year	$35,812	$21,973

Asset retirement obligation - current	$8,026	$518
Asset retirement obligation - long-term	27,786	21,455
Balance, end of year	$35,812	$21,973

For the year ended December 31, 2014, settlements included cash payments of $0.8 million with the balance in accounts payable and accrued liabilities at December 31, 2014. Revisions in estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling the asset retirement obligation. During the year ended December 31, 2014, estimated asset retirement liabilities were increased by $7.6 million to reflect accelerated revised outcome probabilities and their timing as a result of the decision to cease all further development expenditures on the Bretaña field on Block 95 in Peru other than what is necessary to maintain tangible asset integrity and security. At December 31, 2014, the fair value of assets that are legally restricted for purposes of settling asset retirement obligations was $2.0 million (December 31, 2013 - $1.9 million). These assets are included in restricted cash on the Company's balance sheet.

10. Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income or loss from continuing operations before income taxes for the following reasons:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2014	2013	2012
Income (loss) from continuing operations before income taxes
United States	$(19,744)	$(13,566)	$(13,918)
Foreign	2,610	322,850	210,267
	(17,134)	309,284	196,349
	35%	35%	35%
Income tax (recovery) expense from continuing operations expected	(5,997)	108,249	68,722
Foreign currency translation adjustments	(6,520)	(7,185)	5,250
Impact of foreign taxes	27,910	(3,596)	(2,992)
Other local taxes	4,433	3,673	938
Stock-based compensation	2,232	2,724	3,753
Increase in valuation allowance	94,922	21,423	351
Non-deductible third party royalty in Colombia	9,116	11,073	11,938
Other permanent differences (1)	1,119	(8,100)	8,307
Total income tax expense from continuing operations	$127,215	$128,261	$96,267

Current income tax expense from continuing operations
United States	$1,260	$1,250	$1,233
Foreign	91,605	155,876	68,220
	92,865	157,126	69,453
Deferred income tax expense (recovery) from continuing operations
Foreign	34,350	(28,865)	26,814
Total income tax expense from continuing operations	$127,215	$128,261	$96,267

(1) Other permanent differences in the rate reconciliation are tax effected at the 35% statutory rate. For the years ended December 31, 2013, and 2012, these differences included $7.4 million and $11.3 million, respectively, of tax basis and loss adjustments, $5.0 million and $14.5 million, respectively, of which were offset by changes in the valuation allowance.

The Colombian income tax rate was 33% for the year ended December 31, 2012. On December 26, 2012, the Colombian Congress enacted tax reform which effectively increased the income tax rate to 34% from 33%, effective January 1, 2013 until December 31, 2015. As part of this tax reform Colombia reduced the corporate income tax rate from 33% to 25% and introduced a new 9% tax (CREE tax) in addition to the regular corporate income tax. A portion of the CREE tax is considered a minimum tax based on net equity and has not been included as part of the overall income tax expense.

In the fourth quarter of 2014, Congressional authorities in Colombia and Peru enacted new legislation containing tax rate changes effective January 1, 2015. In Colombia, the CREE tax that was previously introduced as a temporary measure was made permanent and an additional surtax was introduced for 2015 to 2018 fiscal periods, resulting in an increase of the Colombian deferred tax liability of approximately $31.0 million. Accordingly, the CREE surtax rate during this period will be as follows: 2015: 5%; 2016: 6%; 2017: 8% and 2018: 9%.  These increases will result in a consolidated income tax, CREE tax and CREE surtax rate of: 39% for 2015; 40% for 2016; 42% for 2017; and 43% for 2018. Under current legislation, the consolidated rate is set to revert to 34% in 2019 and onwards. In Peru, the legislation contained scheduled reductions to the income tax rate in 2015 through 2019. The tax rates applied to the calculation of deferred income taxes have been adjusted to reflect these changes.

	As at December 31,
(Thousands of U.S. Dollars)	2014	2013
Deferred Tax Assets
Tax benefit of operating loss carryforwards	$51,248	$47,154
Tax basis in excess of book basis	108,120	59,168
Foreign tax credits and other accruals	20,369	34,894
Tax benefit of capital loss carryforwards	29,984	4,769
Deferred tax assets before valuation allowance	209,721	145,985
Valuation allowance	(207,568)	(142,322)
	$2,153	$3,663

Deferred tax assets - current	$1,552	$2,256
Deferred tax assets - long-term	601	1,407
	2,153	3,663
Deferred tax liabilities - current	(1,040)	(1,193)
Deferred tax liabilities - long-term	(175,324)	(177,082)
	(176,364)	(178,275)
Net Deferred Tax Liabilities	$(174,211)	$(174,612)

Undistributed earnings of foreign subsidiaries as of December 31, 2014, were considered to be permanently reinvested. A determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

As at December 31, 2014, the Company had operating loss carryforwards of $167.0 million (December 31, 2013 - $215.4 million) and capital loss carryforwards of $232.2 million (December 31, 2013 – $32.6 million) before valuation allowance. Of these operating loss and capital loss carryforwards, $356.1 million (December 31, 2013 - $213.8 million) were losses generated by the foreign subsidiaries of the Company. In certain jurisdictions, the operating loss carryforwards expire between 2015 and 2034 and the capital loss carryforwards expire between 2016 and 2017, while certain other jurisdictions allow operating and capital losses to be carried forward indefinitely.

The valuation allowance increased by $65.2 million during the year ended December 31, 2014. The change in the valuation allowance was primarily due to the impairment loss recorded in Peru, tax credits in the U.S., partially offset by asset write downs taken for tax purposes in Brazil. Also, the Company continues to incur losses in the U.S., Peru, Brazil and Canada. These losses are fully offset by a valuation allowance as their recognition does not meet the “more likely than not” threshold.

As at December 31, 2014, the total amount of Gran Tierra’s unrecognized tax benefit related to continuing operations was $3.3 million (December 31, 2013 - $2.9 million; December 31, 2012 - $5.9 million), which if recognized would affect the Company’s effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated statement of operations. As at December 31, 2014, the amount of interest and penalties on the unrecognized tax benefit included in current income tax liabilities in the consolidated balance sheet was approximately $2.0 million (December 31, 2013 - $1.6 million). Interest and penalties on the unrecognized tax benefit included in income tax expense from continuing operations for the year ended December 31, 2014 was $0.4 million (2013 - a recovery of $2.1 million; 2012 - $2.0 million). The Company had no other material interest or penalties included in the consolidated statement of operations for the three years ended December 31, 2014, respectively.

Changes in the Company's unrecognized tax benefit relating to loss or income from continuing operations are as follows:

	Year Ended December 31,
	2014	2013	2012
(Thousands of U.S. Dollars)
Unrecognized tax benefit relating to loss or income from continuing operations, beginning of year	$2,900	$5,900	$4,500
Increases for positions relating to prior year	400	—	1,400
Decreases for positions relating to prior year	—	(3,000)	—
Unrecognized tax benefit relating to loss or income from continuing operations, end of year	$3,300	$2,900	$5,900

The Company and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and certain other foreign jurisdictions. The Company is potentially subject to income tax examinations for the tax years 2007 through 2014 in certain jurisdictions. The Company does not anticipate any material changes to the unrecognized tax benefit disclosed above within the next twelve months.

The other gain for the year ended December 31, 2012, of $9.3 million represented a value added tax recovery which occurred upon the completion of a reorganization of subsidiary companies and their Colombian branches in the Colombian reporting segment during the fourth quarter of 2012.

At December 31, 2014, accounts payable included the remaining unpaid balance of equity tax liability of $nil (December 31, 2013 - $8.3 million). Equity tax was a Colombian tax of 6% on a legislated measure, calculated based on the Company’s Colombian segment’s balance sheet equity for tax purposes at January 1, 2011. The tax was payable in eight semi-annual installments over four years, but was expensed in the first quarter of 2011 at the commencement of the four-year period.

11. Accounts Payable and Accrued Liabilities

	As at December 31,
(Thousands of U.S. Dollars)	2014	2013
Trade	$148,998	$97,947
Royalties	10,788	14,969
VAT and withholding tax	8,573	24,882
Employee compensation	10,900	16,525
Other	8,572	7,644
	$187,831	$161,967

12. Commitments and Contingencies

Purchase Obligations, Firm Agreements and Leases

As at December 31, 2014, future minimum payments under non-cancelable agreements with remaining terms in excess of one year were as follows:

	Year ending December 31
	Total	2015	2016	2017	2018	2019	Thereafter
(Thousands of U.S. Dollars)
Oil transportation services	$22,252	$3,640	$3,640	$3,640	$3,640	$3,640	$4,052
Drilling and G&G	831	588	243	—	—	—	—
Operating leases	9,637	2,631	2,627	2,614	1,765	—	—
Software and telecommunication	620	260	260	100	—	—	—
	$33,340	$7,119	$6,770	$6,354	$5,405	$3,640	$4,052

Gran Tierra leases certain office space, compressors, vehicles, equipment and housing. Total rent expense for the year ended December 31, 2014, was $3.2 million (year ended December 31, 2013 – $3.1 million; year ended December 31, 2012 - $2.7 million).

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

Letters of credit

At December 31, 2014, the Company had provided promissory notes totaling $86.3 million (December 31, 2013 - $52.5 million) as security for letters of credit relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

Contingencies

Gran Tierra Energy Colombia, Ltd. and Petrolifera Petroleum (Colombia) Ltd (collectively “GTEC”) and Ecopetrol, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long-term test of the Guayuyaco-1 and Guayuyaco-2 wells, prior to GTEC's purchase of the companies originally involved in the dispute. There was no agreement between the parties, and Ecopetrol filed a lawsuit in the Contravention Administrative Tribunal in the District of Cauca (the "Tribunal") regarding this matter. During the first quarter of 2013, the Tribunal ruled in favor of Ecopetrol and awarded Ecopetrol 44,025 bbl of oil. GTEC has filed an appeal of the ruling to the Supreme Administrative Court (Consejo de Estado) in a second instance procedure. During the year ended December 31, 2013, based on market oil prices in Colombia, Gran Tierra accrued $4.4 million in the consolidated financial statements in relation to this dispute. The value of the award decreased to $2.4 million during the fourth quarter of 2014 due to lower oil prices at December 31, 2014.

Gran Tierra’s production from the Costayaco Exploitation Area is subject to an additional royalty (the "HPR royalty"), which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Block exploration and production contract (the "Chaza Contract") and the sales price. The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which was contested by Gran Tierra because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. Gran Tierra also believes that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process under the Chaza Contract by filing on January 14, 2013, an arbitration claim before the Center for Arbitration and Conciliation of the Chamber of Commerce of Bogotá, Colombia, seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. Gran Tierra supplemented its claim on May 30, 2013. The ANH filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that Gran Tierra breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty that is payable, and that the Chaza Contract be terminated.

Gran Tierra filed a response to the ANH's counterclaim and filed its comments on the ANH's defense to Gran Tierra's claim. The ANH filed an amended counterclaim and Gran Tierra filed a response to the ANH's amended counterclaim. As at December 31, 2014, total cumulative production from the Moqueta Exploitation Area was 4.2 MMbbl. The estimated compensation which would be payable on cumulative production to that date if the ANH is successful in the arbitration is $64.1 million. At this time no amount has been accrued in the financial statements nor deducted from the Company's reserves for the disputed HPR royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on the Company's understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $40.6 million as at December 31, 2014. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

13. Financial Instruments, Fair Value Measurement, Credit Risk and Foreign Exchange Risk

Financial Instruments

At December 31, 2014, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, trading securities, accounts payable, accrued liabilities, foreign currency derivatives included in current liabilities and contingent consideration included in other long-term liabilities.

Fair Value Measurement

The fair value of the trading securities, foreign currency derivatives and contingent consideration are being remeasured at the estimated fair value at each reporting period.

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

The fair value of the trading securities, foreign currency derivative liability and contingent consideration at December 31, 2014 and December 31, 2013 were as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2014	2013
Trading securities	$7,586	$—

Foreign currency derivative liability	$3,057	$—
Contingent consideration liability (Note 4)	1,061	1,061
	$4,118	$1,061

The following table presents losses or gains on financial instruments recognized in the accompanying consolidated statements of operations:

(Thousands of U.S. Dollars)	Year Ended December 31,
	2014	2013	2012
Trading securities loss	$6,326	$—	$—
Foreign currency derivatives gain	(1,604)	—	—
	$4,722	$—	$—

These losses and gains are presented as financial instruments losses and gains in the consolidated statements of operations and cash flows. There were no sales of trading securities in the year ended December 31, 2014, and the trading securities loss represents an unrealized loss.

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

At December 31, 2014, the fair value of the trading securities acquired in connection with the disposal of the Argentina business unit (Note 3) was determined using Level 1 inputs. At December 31, 2014, the fair value of the foreign currency derivatives was determined using Level 2 inputs. At December 31, 2014, and December 31, 2013, the fair value of the contingent consideration payable in connection with the Brazil acquisition was determined using Level 3 inputs. The disclosure in the paragraph above regarding the fair value of cash and restricted cash is based on Level 1 inputs.

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

At December 31, 2014, cash and cash equivalents and restricted cash included balances in savings and checking accounts, as well as term deposits and certificates of deposit, placed primarily with financial institutions with strong investment grade ratings or governments, or the equivalent in the Company’s operating areas.

The Company purchases non-deliverable forward contracts for purposes of fixing exchange rates at which it will purchase or sell Colombian pesos to settle its income tax installment payments. With the exception of these foreign currency derivatives, any foreign currency transactions are conducted on a spot basis with major financial institutions in the Company’s operating areas.

At December 31, 2014, the Company had the following open foreign currency derivative positions:

Forward contracts
Currency	Contract Type	Notional (Millions of Colombian pesos)	Weighted Average Fixed Rate Received (Colombian pesos - U.S. Dollars)	Expiration
Colombian pesos	Buy	51,597.5	2,006	February and April 2015
Colombian pesos	Sell	10,275.3	1,895	February 2015

Most of the Company’s accounts receivable relate to uncollateralized sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. For the year ended December 31, 2014, the Company had two customers which were significant to the Colombian segment, and one customer which was significant to the Brazil segment.

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

For the year ended December 31, 2014, 95% (year ended December 31, 2013 - 96%, year ended December 31, 2012 - 98%) of the Company's revenue and other income from continuing operations was generated in Colombia.

Foreign Exchange Risk

Unrealized foreign exchange gains and losses primarily result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s current and deferred tax liabilities, which are monetary liabilities mainly denominated in the local currency of the Colombian operations. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $60,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

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

14. Credit Facilities

At December 31, 2014, a subsidiary of Gran Tierra had a credit facility with a syndicate of banks, led by Wells Fargo Bank National Association as administrative agent. This reserve-based facility has a current borrowing base of $150 million and a maximum borrowing base that is dependent on the value of our reserves as assessed by the banking syndicate, but in no case would be more than $300 million. The borrowing base for the credit facility is supported by the present value of the petroleum reserves of two of the Company’s subsidiaries with operating branches in Colombia and the Company's subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus a margin ranging between 2.25% and 3.25% per annum depending on the rate of borrowing base utilization. In addition, a stand-by fee of 0.875% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The credit facility was entered into on August 30, 2013 and became effective on October 31, 2013 for a three-year term. As at December 31, 2014, the Company had not drawn down any amounts under this facility. Under the terms of the facility, the Company is required to maintain and was in compliance with certain financial and operating covenants. Under the terms of the credit facility, the Company cannot pay any dividends to its shareholders if it is in default under the facility and, if the Company is not in default, then it is required to obtain bank approval for any dividend payments exceeding $2 million in any fiscal year.

15. Related Party Transactions

On August 7, 2012, Gran Tierra entered into a contract related to the Brazil drilling program with a company for which one of Gran Tierra’s directors was a director until April 2013. After April 2013, the company ceased to be a related party of Gran Tierra. During the year ended December 31, 2013, $11.9 million was incurred and capitalized under this contract and at December 31, 2013 - $2.0 million was included in accounts payable relating to this contract. Similarly, on August 3, 2010, Gran Tierra entered into a contract related to the Peru drilling program with the same company and $1.7 million was incurred and capitalized under this contract during the year ended December 31, 2012, and at December 31, 2012, $1.1 million was included in accounts payable relating to this contract.

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

Proved Reserves NAR (1)

	Colombia		Argentina		Brazil		Total
	Liquids (3)	Gas	Liquids (3)	Gas	Liquids (3)	Gas	Liquids (3)	Gas
	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)
Proved Developed and Undeveloped Reserves, December 31, 2011 (1)	25,425	14,640	5,143	3,682	353	—	30,921	18,322
Extensions and discoveries	4,680	921	1,731	56	1,006	—	7,417	977
Purchases of reserves in place	—	—	—	—	222	—	222	—
Production (4)	(5,200)	(138)	(1,049)	(1,346)	(107)	—	(6,356)	(1,484)
Revisions of previous estimates	6,204	(5,951)	(32)	912	117	—	6,289	(5,039)
Proved Developed and Undeveloped Reserves, December 31, 2012 (1)	31,109	9,472	5,793	3,304	1,591	—	38,493	12,776
Extensions and discoveries	4,625	—	29	1,115	—	—	4,654	1,115
Purchases of reserves in place	—	—	—	—	—	—	—	—
Production (4)	(6,684)	(82)	(887)	(1,338)	(263)	—	(7,834)	(1,420)
Revisions of previous estimates	5,509	(614)	(1,331)	1,596	355	—	4,533	982
Proved Developed and Undeveloped Reserves, December 31, 2013 (1)	34,559	8,776	3,604	4,677	1,683	—	39,846	13,453
Extensions and discoveries	4,099	—	—	—	572	—	4,671	—
Purchases of reserves in place	—	—	—	—	—	—	—	—
Production (4)	(6,654)	(329)	(385)	(713)	(330)	—	(7,369)	(1,042)
Sales of reserves in place	—	—	(3,219)	(3,964)	—	—	(3,219)	(3,964)
Revisions of previous estimates	2,040	(7,464)	—	—	911	—	2,951	(7,464)
Proved Developed and Undeveloped Reserves, December 31, 2014 (1)	34,044	983	—	—	2,836	—	36,880	983

Proved Developed Reserves, December 31, 2012 (2)	24,677	8,551	2,459	2,777	347	—	27,483	11,328
Proved Developed Reserves, December 31, 2013 (2)	28,598	8,776	2,448	3,750	537	—	31,583	12,526
Proved Developed Reserves, December 31, 2014 (2)	27,866	983	—	—	1,333	—	29,199	983

Proved Undeveloped Reserves, December 31, 2012	6,432	921	3,334	527	1,244	—	11,010	1,448
Proved Undeveloped Reserves, December 31, 2013	5,961	—	1,156	927	1,146	—	8,263	927
Proved Undeveloped Reserves, December 31, 2014	6,178	—	—	—	1,503	—	7,681	—
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

(3) At December 31, 2014, liquids reserves are 100% oil. At December 31, 2013, 2012 and 2011, the Company had NGL reserves in small amounts in Colombia and Argentina only.

(4) Production represents production volumes NAR before inventory changes and losses.

B. Capitalized Costs

	Proved Properties	Unproved Properties	Accumulated Depletion, Depreciation and Impairment	Capitalized Costs
Colombia	$1,403,625	$176,071	$(733,028)	$846,668
Argentina	258,758	18,238	(183,859)	93,137
Brazil	93,020	84,236	(44,447)	132,809
Peru	—	177,456	—	177,456
Balance, December 31, 2013	$1,755,403	$456,001	$(961,334)	$1,250,070

Colombia	$1,736,128	$170,474	$(1,021,809)	$884,793
Argentina	—	—	—	—
Brazil	140,243	60,716	(53,487)	147,472
Peru	—	85,666	—	85,666
Balance, December 31, 2014	$1,876,371	$316,856	$(1,075,296)	$1,117,931

C. Costs Incurred

	Colombia	Argentina (1)	Brazil	Peru	Total
Balance, December 31, 2011	$1,244,139	$217,104	$63,034	$75,094	$1,599,371
Property acquisition costs
Proved	24,403	—	24,106	—	48,509
Unproved	—	—	37,309	12,543	49,852
Exploration costs	32,472	1,310	19,128	51,493	104,403
Development costs	95,415	38,044	10,297	—	143,756
Balance, December 31, 2012	1,396,429	256,458	153,874	139,130	1,945,891
Property acquisition costs
Proved	—	—	—	—	—
Unproved	—	(4,083)	—	—	(4,083)
Exploration costs	41,628	—	26,429	82,275	150,332
Development costs	144,790	22,601	(3,986)	—	163,405
Balance, December 31, 2013	1,582,847	274,976	176,317	221,405	2,255,545
Property acquisition costs
Proved	—	—	—	—	—
Unproved	—	—	—	—	—
Exploration costs	88,378	82	11,106	173,126	272,692
Development costs	124,307	18,179	12,983	—	155,469
Balance, December 31, 2014	$1,795,532	$293,237	$200,406	$394,531	$2,683,706
(1) On June 25, 2014, we sold our Argentina business unit to Madalena Energy Inc. for aggregate consideration of $69.3 million, comprising $55.4 million in cash and $13.9 million in Madalena shares. The costs in the table above exclude the proceeds of disposition.

D. Results of Operations for Oil and Gas Producing Activities

	Colombia	Brazil	Peru	Total Continuing Operations	Argentina	Total
Year Ended December 31, 2012
Oil and natural gas sales	$493,615	$9,852	$—	$503,467	$79,642	$583,109
Production costs	(87,410)	(4,637)	(160)	(92,207)	(32,696)	$(124,903)
Exploration expenses	—	—	—	—	—	$—
DD&A expenses	(122,055)	(26,300)	(1,234)	(149,589)	(31,466)	$(181,055)
Income tax expense	(95,042)	—	—	(95,042)	(1,412)	$(96,454)
Results of Operations	$189,108	$(21,085)	$(1,394)	$166,629	$14,068	$180,697

Year Ended December 31, 2013
Oil and natural gas sales	$624,410	$22,545	$—	$646,955	$73,495	$720,450
Production costs	(102,861)	(7,311)	—	(110,172)	(38,886)	$(149,058)
Exploration expenses	—	—	—	—	—	$—
DD&A expenses	(184,697)	(16,761)	(362)	(201,820)	(64,295)	$(266,115)
Income tax expense	(115,546)	(11,091)	(81)	(126,718)	(6,547)	$(133,265)
Results of Operations	$221,306	$(12,618)	$(443)	$208,245	$(36,233)	$172,012

Year Ended December 31, 2014
Oil and natural gas sales	$532,196	$27,202	$—	$559,398	$31,938	$591,336
Production costs	(107,101)	(6,848)	—	(113,949)	(14,612)	$(128,561)
Exploration expenses	—	—	—	—	—	$—
DD&A expenses	(174,063)	(9,932)	(265,816)	(449,811)	(13,684)	$(463,495)
Income tax expense	(125,171)	(844)	68	(125,947)	(1,458)	$(127,405)
Results of Operations	$125,861	$9,578	$(265,748)	$(130,309)	$2,184	$(128,125)

E. Standardized Measure of Discounted Future Net Cash Flows and Changes
The following disclosure is based on estimates of net proved reserves and the period during which they are expected to be produced. Future cash inflows are computed by applying the twelve month period unweighted arithmetic average of the price as of the first day of each month within that twelve month period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions to Gran Tierra’s after royalty share of estimated annual future production from proved oil and gas reserves. The 2014 twelve month period unweighted arithmetic average of the wellhead price as of the first day of each month within that twelve month period was $87.55 (2013 - $96.49; 2012 - $103.57) for Colombia, and $84.63 (2013 - $90.70: 2012 - $95.38) for Brazil. For Argentina, comparative period numbers were 2013 - $65.46 and 2012 - $66.12. The calculated weighted average production costs at December 31, 2014, were $14.74 (2013 - $11.89; 2012 - $18.49) for Colombia and $11.24 (2013 - $20.43; 2012 - $5.71) for Brazil. For Argentina, comparative period numbers were 2013 - $26.10 and 2012 - $22.99. Future development and production costs to be incurred in producing and further developing the proved reserves are based on year end cost indicators. Future income taxes are computed by applying year end statutory tax rates. These rates reflect allowable deductions and tax credits, and are applied to the estimated pre-tax future net cash flows. Discounted future net cash flows are calculated using 10% mid-year discount factors. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proved to be the case in the past. Other assumptions could give rise to substantially different results.
The Company believes this information does not in any way reflect the current economic value of its oil and gas producing properties or the present value of their estimated future cash flows as:

•	no economic value is attributed to probable and possible reserves;

•	use of a 10% discount rate is arbitrary; and

•	prices change constantly from the twelve month period unweighted arithmetic average of the price as of the first day of each month within that twelve month period.

	Colombia	Argentina	Brazil	Total
December 31, 2012
Future cash inflows	$3,283,618	$423,867	$151,726	$3,859,211
Future production costs	(915,035)	(193,434)	(17,758)	(1,126,227)
Future development costs	(204,658)	(61,165)	(27,550)	(293,373)
Future asset retirement obligations	(13,360)	(3,681)	(1,750)	(18,791)
Future income tax expense	(584,762)	(44,023)	—	(628,785)
Future net cash flows	1,565,803	121,564	104,668	1,792,035
10% discount	(428,616)	(36,006)	(29,961)	(494,583)
Standardized Measure of Discounted Future Net Cash Flows	$1,137,187	$85,558	$74,707	$1,297,452

December 31, 2013
Future cash inflows	$3,518,822	$287,689	$152,692	$3,959,203
Future production costs	(969,644)	(132,184)	(46,489)	(1,148,317)
Future development costs	(194,178)	(45,479)	(10,800)	(250,457)
Future asset retirement obligations	(13,540)	(3,794)	(2,500)	(19,834)
Future income tax expense	(628,628)	(21,929)	—	(650,557)
Future net cash flows	1,712,832	84,303	92,903	1,890,038
10% discount	(489,836)	(29,767)	(25,482)	(545,085)
Standardized Measure of Discounted Future Net Cash Flows	$1,222,996	$54,536	$67,421	$1,344,953

December 31, 2014
Future cash inflows	$3,020,286	$—	$240,022	$3,260,308
Future production costs	(998,809)	—	(63,928)	(1,062,737)
Future development costs	(182,503)	—	(14,150)	(196,653)
Future asset retirement obligations	(16,410)	—	(3,500)	(19,910)
Future income tax expense	(558,048)	—	(20,554)	(578,602)
Future net cash flows	1,264,516	—	137,890	1,402,406
10% discount	(337,969)	—	(43,304)	(381,273)
Standardized Measure of Discounted Future Net Cash Flows	$926,547	$—	$94,586	$1,021,133

Changes in the Standardized Measure of Discounted Future Net Cash Flows
The following are the principal sources of change in the standardized measure of discounted future net cash flows:

	2014	2013	2012
Balance, beginning of year	$1,344,953	$1,297,452	$1,115,347
Sales and transfers of oil and gas produced, net of production costs	(444,358)	(571,391)	(457,095)
Net changes in prices and production costs related to future production	(40,162)	(66,370)	162,623
Extensions, discoveries and improved recovery, less related costs	152,426	239,125	342,906
Previously estimated development costs incurred during the year	107,842	127,255	90,801
Revisions of previous quantity estimates	103,359	262,888	286,995
Accretion of discount	180,787	175,980	149,850
Purchases of reserves in place	—	—	10,422
Sales of reserves in place	(72,089)	—	—
Net change in income taxes	(256,033)	(26,943)	(198,808)
Changes in future development costs	(55,592)	(93,043)	(205,589)
Net increase	(323,820)	47,501	182,105
Balance, end of year	$1,021,133	$1,344,953	$1,297,452

2) Summarized Quarterly Financial Information

	Three months ended				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Oil and natural gas sales	151,105	147,888	161,517	98,888	559,398

Income (loss) from continuing operations	49,772	31,484	44,184	(269,789)	(144,349)
Loss from discontinued operations, net of income taxes	(4,643)	(22,347)	—	—	(26,990)
Net income (loss)	45,129	9,137	44,184	(269,789)	(171,339)

Income (loss) per share
Basic
Income (loss) from continuing operations	0.18	0.11	0.15	(0.94)	(0.51)
Loss from discontinued operations, net of income taxes	(0.02)	(0.08)	—	—	(0.09)
Net income (loss)	0.16	0.03	0.15	(0.94)	(0.60)
Diluted
Income (loss) from continuing operations	0.18	0.11	0.15	(0.94)	(0.51)
Loss from discontinued operations, net of income taxes	(0.02)	(0.08)	—	—	(0.09)
Net income (loss)	0.16	0.03	0.15	(0.94)	(0.60)

	Three months ended				Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Oil and natural gas sales	186,240	150,250	170,825	139,640	646,955

Income (loss) from continuing operations	60,000	49,584	40,213	31,226	181,023
Loss from discontinued operations, net of income taxes	(2,087)	(1,801)	(7,156)	(43,691)	(54,735)
Net income (loss)	57,913	47,783	33,057	(12,465)	126,288

Income (loss) per share
Basic
Income (loss) from continuing operations	0.21	0.18	0.15	0.11	0.64
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.03)	(0.15)	(0.19)
Net income (loss)	0.20	0.17	0.12	(0.04)	0.45
Diluted
Income (loss) from continuing operations	0.21	0.18	0.15	0.11	0.63
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.03)	(0.15)	(0.19)
Net income (loss)	0.20	0.17	0.12	(0.04)	0.44

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Executive Chairman of the Board, Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of December 31, 2014, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Executive Chairman of the Board, Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Gran Tierra’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Gran Tierra’s management, including our principal executive and principal financial officers, Gran Tierra conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2014. The effectiveness of Gran Tierra’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte LLP, independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published an updated Internal Control - Integrated Framework and related illustrative documents which superseded the 1992 COSO Framework. As of December 31, 2014, Gran Tierra utilized the 2013 COSO Framework.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the internal control over financial reporting of Gran Tierra Energy Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as at and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP

Chartered Accountants
February 27, 2015
Calgary, Canada

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC within 120 days after December 31, 2014. For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this report, following Item 4.

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

Adoption of Code of Ethics

Gran Tierra has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of its Board members, employees and executive officers, including its Executive Chairman of the Board (Principal Executive Officer), Interim Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). Gran Tierra has made the Code available on its website at http://www.grantierra.com/corporate-responsibility.html.

Gran Tierra intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to Gran Tierra’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on its website at http://www.grantierra.com/corporate-responsibility.html. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2014.

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

The following table provides certain information with respect to securities authorized for issuance under Gran Tierra’s equity compensation plans in effect as of the end of December 31, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	13,790,220	5.93	15,006,076
Equity compensation plans not approved by security holders	—	—	—
	13,790,220	5.93	15,006,076
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

GRAN TIERRA ENERGY INC.

Date: February 27, 2015	/s/ Jeffrey Scott
By: Jeffrey Scott
Executive Chairman of the Board, Director
(Principal Executive Officer)

Date: February 27, 2015	/s/ Duncan Nightingale
By: Duncan Nightingale
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2015	/s/ James Rozon
By: James Rozon
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Duncan Nightingale and James Rozon, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jeffrey Scott	Executive Chairman of the Board, Director	February 27, 2015
Jeffrey Scott	(Principal Executive Officer)

/s/ Duncan Nightingale	Interim President and Chief Executive Officer	February 27, 2015
Duncan Nightingale	(Principal Executive Officer)

/s/ James Rozon	Chief Financial Officer	February 27, 2015
James Rozon	(Principal Financial and Accounting Officer)

/s/ Nicholas G. Kirton	Director	February 27, 2015
Nicholas G. Kirton

/s/ J. Scott Price	Director	February 27, 2015
J. Scott Price

/s/ Gerry Macey	Director	February 27, 2015
Gerry Macey

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (SEC File No. 001-34018), filed with the SEC on August 1, 2008.

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3 (SEC File No. 333-153376), filed with the SEC on October 10, 2008.

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited. +	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

2.4	Share Purchase and Sale Offer, dated May 29, 2014, by Gran Tierra Petroco Inc. +	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on July 1, 2014 (SEC File No. 001-34018).

2.5	Share Purchase and Sale Offer, dated May 29, 2014, by Gran Tierra Energy Inc., an Alberta corporation, and PCESA Petroleros Canadienses De Ecuador S.A. +	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the SEC on July 1, 2014 (SEC File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2014 (SEC File No. 001-34018).

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 26, 2014 (SEC File No. 001-34018).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.4	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

10.1	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (SEC File No. 333-111656).

10.2	Voting and Exchange Trust Agreement, dated as of November 14, 2008, between Gran Tierra Energy Inc., Gran Tierra Exchangeco Inc. and Computershare Trust Company of Canada.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2008 (SEC File No. 001-34018).

10.3	Support Agreement, dated as of November 14, 2008, between Gran Tierra Energy Inc., Gran Tierra Callco ULC and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on November 17, 2008 (SEC File No. 001-34018).

10.4	Form of Voting Support Agreement Respecting the Arrangement Involving Petrolifera Petroleum Limited and Gran Tierra Energy Inc. (Petrolifera Directors and Officers)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

10.5	Form of Voting Support Agreement Respecting the Arrangement Involving Petrolifera Petroleum Limited and Gran Tierra Energy Inc. (Petrolifera largest stockholder)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

10.6	Amended and Restated 2007 Equity Incentive Plan. *	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2012 (SEC File No. 001-34018).

10.7	Form of Restricted Stock Unit Award Agreement Under the 2007 Equity Incentive Plan *	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013 (SEC File No. 001-34018).

10.8	Form of Option Agreement Under the 2007 Equity Incentive Plan *	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013 (SEC File No. 001-34018).

10.9	Form of Indemnity Agreement. *	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2008 (SEC File No. 000-52594).

10.10	2005 Equity Incentive Plan. *	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (SEC File No. 333-111656).

10.11	Employment Agreement, dated November 4, 2008, between Gran Tierra Energy Inc. and Dana Coffield. *	Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2009 (SEC File No. 001-34018).

10.12	Executive Employment Agreement, dated January 20, 2010, between Gran Tierra Energy Inc. and David Hardy. *	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011 (SEC File No. 001-34018).

10.13	Amendment to Employment Agreement dated May 2, 2012, between Gran Tierra Energy Inc. and David Hardy. *	Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.14	Executive Employment Agreement dated May 2, 2012, between Gran Tierra Energy Inc. and James Rozon. *	Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.15	Indefinite Employment Contract, dated August 1, 2009, between Gran Tierra Energy Inc. and Carlos Monges. *	Incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2014 (SEC File No. 001-34018).

10.16	Individual Labor Contract, dated September 30, 2011, between Gran Tierra Energy Peru S.R.L. and Carlos Monges. *	Incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2014 (SEC File No. 001-34018).

10.17	Addenda to the Individual Labor Contract, dated September 30, 2011, between Gran Tierra Energy Peru S.R.L. and Carlos Monges. *	Incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2014 (SEC File No. 001-34018).

10.18	Employment Agreement dated December 14, 2011, between Gran Tierra Energy Peru S.R.L. and Carlos Monges. *	Incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2014 (SEC File No. 001-34018).

10.19	Expat Assignment Letter Agreement dated January 10, 2014, between Gran Tierra Energy Inc. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.80 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2014 (SEC File No. 001-34018).

10.20	Amendment dated April 15, 2014 to Expat Assignment Letter Agreement between Gran Tierra Energy Inc. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014 (SEC File No. 001-34018).

10.21	Executive Employment Agreement dated July 31, 2014, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2014 (SEC File No. 001-34018).

10.22	Employment Agreement dated July 31, 2014, between Gran Tierra Energy Colombia Ltd. and Adrián Santiago Coral Pantoja. *	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2014 (SEC File No. 001-34018).

10.23	Retirement Executive Employment Agreement dated August 18, 2014, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Shane O'Leary. *	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2014 (SEC File No. 001-34018).

10.24	Consulting Agreement dated September 11, 2014, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Shane O'Leary. *	Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2014 (SEC File No. 001-34018).

10.25	Consulting Agreement extension dated December 18, 2014, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Shane O'Leary. *	Filed herewith

10.26	Executive Employment Agreement dated February 2, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Jeffrey Scott *	Filed herewith

10.27	2013 Executive Officer Cash Bonus Compensation and 2014 Cash Compensation Arrangements. *
Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on February 12, 2014, with respect to 2013 Cash Bonus Compensation and 2014 Cash Compensation Arrangements (SEC File No. 001-34018).

10.28	2014 Executive Officer Cash Bonus Compensation and 2015 Cash Compensation Arrangements. *
Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on February 25, 2015, with respect to 2014 Cash Bonus Compensation and 2015 Cash Compensation Arrangements (SEC File No. 001-34018).

10.29	Credit Agreement, dated as of August 30, 2013, among Gran Tierra Energy International Holdings Ltd., Gran Tierra Energy Inc., the Lenders party thereto, and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 6, 2013 (SEC File No. 001-34018).

10.30	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 333-111656).

10.31	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.32	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on November 19, 2008 (SEC File No. 001-34018).

10.33	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009 (SEC File No. 001-34018).

10.34	Amendment No. 4 dated June 13, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.35	Amendment No. 5 dated February 10, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.36	Amendment No. 6 dated March 1, 2012, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.37	Agreement between Gran Tierra Energy Colombia, Ltd and Ecopetrol S.A., dated December 1, 2013, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014 (SEC File No. 001-34018).

10.38	Agreement between Petrolifera Petroleum (Colombia) Limited and Ecopetrol S.A., dated December 1, 2013, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014 (SEC File No. 001-34018).

10.39	Amendment to agreement between Gran Tierra Energy Colombia, Ltd and Ecopetrol S.A., dated October 9, 2014, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2014 (SEC File No. 001-34018).

10.40	Amendment to agreement between Petrolifera Petroleum (Colombia) Ltd. and Ecopetrol S.A., dated October 9, 2014, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2014 (SEC File No. 001-34018).

10.41	Agreement between Gran Tierra Energy Colombia, Ltd and Ecopetrol S.A., dated December 1, 2014, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2014 (SEC File No. 001-34018).

10.42	Agreement between Petrolifera Petroleum (Colombia) Limited and Ecopetrol S.A., dated December 1, 2014, with respect to the sale of crude oil from the Chaza, Santana and Guayuyaco Blocks.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2014 (SEC File No. 001-34018).

10.43	Agreement between Gran Tierra Colombia Ltd and Gunvor Colombia SAS, dated December 3, 2012, with respect to the sale of crude oil.	Incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.44	Agreement between Petrolifera Petroleum (Colombia) Limited and Gunvor Colombia SAS, dated December 3, 2012, with respect to the sale of crude oil.	Incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.45	Addendum No. 1 dated November 22, 2013, to agreement between Gran Tierra Energy Colombia Ltd and Gunvor Colombia SAS with respect to the sale of crude oil.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014 (SEC File No. 001-34018).

10.46	Addendum No. 1 dated November 22, 2013, to agreement between Petrolifera Petroleum (Colombia) Limited and Gunvor Colombia SAS with respect to the sale of crude oil.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014 (SEC File No. 001-34018).

10.47	Amendment to Costayaco Oil Sale and Purchase Agreement, dated as of October 7, 2014, between Gran Tierra Energy Colombia Ltd. and Gunvor Colombia CI S.A.S.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2014 (SEC File No. 001-34018).

10.48	Amendment to Costayaco Oil Sale and Purchase Agreement, dated as of October 7, 2014, between Petrolifera Petroleum (Colombia) Ltd. and Gunvor Colombia CI S.A.S.	Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2014 (SEC File No. 001-34018).

10.49	Addendum No. 3 dated as of November 25, 2014, to agreement between Gran Tierra Energy Colombia Ltd and Gunvor Colombia CI S.A.S. with respect to the sale of crude oil.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 4, 2014 (SEC File No. 001-34018).

10.50	Addendum No. 3 dated as of November 25, 2014, to agreement between Petrolifera Petroleum (Colombia) Limited and Gunvor Colombia CI S.A.S. with respect to the sale of crude oil.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on December 4, 2014 (SEC File No. 001-34018).

10.51	Chaza Block Hydrocarbons Exploration and Exploitation Agreement between Argosy Energy International and the National Hydrocarbons Agency dated June 25, 2005.	Incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.52	Addendum No. 1 to the Chaza Block Hydrocarbons Exploration and Exploitation Agreement between Argosy Energy International and the National Hydrocarbons Agency.	Incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.53
Crude Oil Transportation Agreement for the Orito to Tumaco (OTA) pipeline, dated as of August 31, 2013, between Gran Tierra Energy Colombia, Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 (SEC File No. 001-34018).

10.54
Crude Oil Transportation Agreement for the Orito to Tumaco (OTA) pipeline, dated as of August 31, 2013, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 (SEC File No. 001-34018).

10.55
Crude Oil Transportation Agreement for the Mansoyá - Orito (OMO) pipeline, dated as of August 31, 2013, between Gran Tierra Energy Colombia, Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 (SEC File No. 001-34018).

10.56
Crude Oil Transportation Agreement for the Mansoyá - Orito (OMO) pipeline, dated as of August 31, 2013, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 (SEC File No. 001-34018).

10.57
Amendment to Crude Oil Transportation Agreement for the Mansoyá - Orito pipeline, dated as of September 19, 2014, between Gran Tierra Energy Colombia Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2014 (SEC File No. 001-34018).

10.58
Amendment to Crude Oil Transportation Agreement for the Mansoyá - Orito pipeline, dated as of September 19, 2014, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2014 (SEC File No. 001-34018).

10.59
Amendment to Crude Oil Transportation Agreement for the Orito - Tumaco Pipeline, dated as of September 19, 2014, between Gran Tierra Energy Colombia Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2014 (SEC File No. 001-34018).

10.60
Amendment to Crude Oil Transportation Agreement for the Orito - Tumaco Pipeline, dated as of September 19, 2014, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2014 (SEC File No. 001-34018).

10.61
Crude Oil Transportation Agreement for the Orito to Tumaco (OTA) pipeline, dated as of December 1, 2014, between Gran Tierra Energy Colombia, Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2014 (SEC File No. 001-34018).

10.62
Crude Oil Transportation Agreement for the Orito to Tumaco (OTA) pipeline, dated as of December 1, 2014, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2014 (SEC File No. 001-34018).

10.63
Crude Oil Transportation Agreement for the Mansoyá - Orito (OMO) pipeline, dated as of December 1, 2014, between Gran Tierra Energy Colombia, Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2014 (SEC File No. 001-34018).

10.64
Crude Oil Transportation Agreement for the Mansoyá - Orito (OMO) pipeline, dated as of December 1, 2014, between Petrolifera Petroleum (Colombia) Ltd. and Cenit Transporte y Logística de Hidrocarburos S.A.S.
Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2014 (SEC File No. 001-34018).

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of Deloitte LLP.	Filed herewith.

23.2	Consent of GLJ Petroleum Consultants.	Filed herewith.

24.1	Power of Attorney.	See signature page.

31.1	Certification of Principal Executive Officer.	Filed herewith.

31.2	Certification of Principal Financial Officer.	Filed herewith.

31.3	Certification of Principal Executive Officer.	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.

99.1	Gran Tierra Energy Inc. Reserves Assessment and Evaluation of Colombian, Brazilian and Peruvian Oil and Gas Properties Corporate Summary, effective December 31, 2014.	Filed herewith.
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