Form 10-K/A
period 2014-12-31
GRAN TIERRA ENERGY INC.
filed 2015-04-30
CIK 1273441

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K, as filed by us on March 2, 2015 (the “Original Report”), and is being filed solely to replace Part III, Item 10 through Item 14, of the Original Report. The reference on the cover of the Original Report to the incorporation by reference of our Definitive Proxy Statement into Part III of the Original Report is hereby amended to delete that reference.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Report. This Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update the disclosures in the Original Report, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Report and our other filings with the SEC.

In addition, we are also including Exhibits 31.1, 31.2 and 31.3 required by the filing of this Amendment No. 1.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following is a brief biography of each director, his age on April 15, 2015, and a discussion of the specific experience, qualifications, attributes or skills of each director that led the Nominating and Corporate Governance Committee to determine that each member of our board of directors should serve as a director.

NAME	AGE	POSITIONS HELD WITH GRAN TIERRA
Jeffrey J. Scott	52	Executive Chairman of the Board; Director
J. Scott Price	52	Lead Independent Director
Nicholas G. Kirton	70	Director
Gerald Macey	69	Director

Jeffrey J. Scott, Executive Chairman of the Board.

Mr. Scott has served as Executive Chairman of our Board since February 2015, and served as Chairman of our Board from January 2005 until his appointment as Executive Chairman in February 2015.  Since 2001, Mr. Scott has served as President of Postell Energy Co. Ltd., a privately held oil and gas producing company.  He has extensive oil and gas management experience, beginning as a production manager of Postell Energy Co. Ltd. in 1985 and advancing to President in 2001.  Also, since February 2012, Mr. Scott has served as Executive Chairman of Sulvaris Inc., a private fertilizer technology company. Mr. Scott is also currently a director of Petromanas Energy Inc. He was previously a director of Tuscany International Drilling Inc., Essential Energy Services Trust, Suroco Energy, Inc., VGS Seismic Canada Inc., High Plains Energy Inc., Saxon Energy Services Inc., Galena Capital Corp. and Gallic Energy Ltd., all of which are publicly-traded companies.  Mr. Scott holds a Bachelor of Arts degree from the University of Calgary, and a Masters of Business Administration from California Coast University.  The Nominating and Corporate Governance Committee recommended Mr. Scott for reelection because of his demonstrated leadership value and experience which includes 32 years of experience in the oil and gas industry, financial oversight responsibilities and public company reporting requirements.

J. Scott Price, Lead Independent Director.

Mr. Price has served as our lead independent director since February 2015, and as a director since November 14, 2008, when he was designated by Solana to serve on the Board of Gran Tierra pursuant to the Arrangement Agreement, which resulted in Solana’s combination with Gran Tierra.  From October 2006 to November 14, 2008, he was the President and CEO of Solana.  Mr. Price was previously the Founder, President and CEO of Breakaway Energy, Inc., a private international resource company, which was taken over by Solana.  Mr. Price is currently the President & Director of Prospect International Inc. and Chairman of Marsa Energy Inc., a public international oil and gas exploration and production company.  Mr. Price has over 31 years of diverse global oil and gas experience in North and South America, Europe, Africa, Middle East and the former Soviet Union.  He has been a founder, director and/or officer of a number of internationally focused public and private companies including Aventura Energy Inc. and Ocelot International Inc.  Mr. Price holds a Bachelor of Science degree in Chemical Engineering and a Masters of Business Administration both from the University of Calgary. The Nominating and Corporate Governance Committee recommended Mr. Price for reelection because of his demonstrated leadership value and broad experience as CEO of a number of internationally focused oil and gas public companies, including Solana Resources Limited, complemented by his professional certification as a Chemical Engineer.  Mr. Price’s 31 years of public and private company experience in the oil and gas industry in both start up and mature organizations in combination with his MBA enhances his business oversight capabilities.

Nicholas G. Kirton, Director.

Mr. Kirton has served as a director since March 27, 2008.  Mr. Kirton is a Chartered Accountant and former KPMG LLP (“KPMG”) partner who retired in 2004 after a 38-year career at KPMG.  He is currently a director of Essential Energy Services Ltd. and the Canadian Investor Protection Fund and was previously a director for Canexus Corporation, Grand Cache Coal Corporation, Builders Energy Services Trust, Result Energy Inc., and Innicor Subsurface Technologies Inc.  Mr. Kirton received a Bachelor of Science (Mathematics and Physics) in 1966 from Bishop’s University, his Chartered Accountant designation in Quebec in 1969 and was named a Fellow of the Chartered Accountants (FCA) of Alberta in 1996, and in 2006 received the designation of ICD.D from the Institute of Corporate Directors.  The Nominating and Corporate Governance Committee recommended Mr. Kirton for reelection because of his demonstrated leadership value and substantial financial leadership expertise stemming from his 38-year career in the Audit Practice of KPMG, including 28 years as a partner with KPMG.  In addition, since his retirement from KPMG in 2004, he has had substantial experience on non-U.S. listed public company boards of directors and audit committees.

Gerald Macey, Director.

Mr. Macey has served as a director since August 19, 2010.  Mr. Macey’s professional career started as a geologist with Gulf Canada Resources and Gulf Oil Corporation in the United Kingdom, which was followed by BP Resources Canada, Pan Canadian Petroleum (from 1992 to 2002) and ultimately Encana Corporation (from 2002 to 2004), where he served as President, International New Ventures Exploration Division and Executive Vice President. Mr. Macey has sat on numerous domestic and international boards of directors, including most recently Addax Petroleum Corporation and Verenex Energy Corporation, and is currently on the boards of Oryx Petroleum Corporation, Andora Energy and is a director and Chairman of the board of Pan Orient Energy Corporation.  Mr. Macey is currently a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta, Canadian Society of Petroleum Geologists and the American Association of Petroleum Geologists. He was awarded the Stanley Slipper Gold Medal, the most prestigious award of the Canadian Society of Petroleum Geologists, for outstanding contribution to petroleum exploration in Canada, in 2005, and the Minerals Management Service Corporate Leadership Award, for exemplary leadership of the McCovey exploration project in the Beaufort Sea Outer Continental Shelf, in 2003. Mr. Macey received a Bachelors degree in Geotechnical Science from Concordia University and a Masters of Science in Geology from Carleton University.  The Nominating and Corporate Governance Committee recommended Mr. Macey for reelection as a director because Mr. Macey has over 42 years of experience in the petroleum industry, including exploration and development expertise in basins around the world.

Other Information

Jeffrey J. Scott entered into a settlement agreement with the Alberta Securities Commission (“ASC”) on February 6, 2009, with respect to allegations that Mr. Scott, along with certain other directors of High Plains Energy Inc. (“High Plains”) acted contrary to the public interest in connection with their inadequate rectification of incorrect production information disclosed to the public in press releases issued by High Plains between July 2005 and January 2006. Mr. Scott admitted that he had acted contrary to the public interest by failing to: (i) disclose High Plains’ actual production for the period of July to November 2005, with comparative references to the untrue figures disclosed for those months in the press releases disseminated during that period; (ii) compare the actual production rates for December 2005 and January 2006 with the untrue figures disclosed in the press releases for those months; and (iii) ensure that High Plains disclosed in a timely manner that the accuracy of its earlier disclosures of the monthly production was questionable and under review by High Plains. Mr. Scott and each of the other respondents to the settlement agreement were ordered to pay $25,000 to the ASC of which $5,000 was a payment towards investigation costs. The ASC noted in the settlement agreement that Mr. Scott and the other directors were provided with false information by management of High Plains with respect to production levels, and thus had no knowledge of the untrue statements in certain press releases issued by management in late 2005, until January 30, 2006, at the earliest. The ASC also noted that each of the subject directors, upon being made aware of the potential problem with High Plains’ reported production, made substantial efforts and committed significant amount of time in a good faith effort to resolving the problems and determining High Plains’ actual production and noted that none of the subject directors had been previously sanctioned by the ASC, and each cooperated fully with staff in its investigation.

As a result of the above, the TSX Venture Exchange (“TSXV”) and the Toronto Stock Exchange (“TSX”) conducted their own reviews as to Mr. Scott’s acceptability to serve as a director or officer of any respective exchange-listed issuer. They determined that Mr. Scott must obtain written approval prior to occupying such post and the TSXV determined that he should complete a half-day workshop “Simplifying Timely Disclosures,” which he successfully completed on April 26, 2010, and further that any TSXV-listed company on whose board he sits implement a written disclosure policy.

Except as described above, our above-listed directors have neither been convicted in any criminal proceeding during the past ten years nor been parties to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining them from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities law or commodities law.  Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has any bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

Executive Officers

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of the Original Report, following Item 4, which is incorporated by reference here.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Gran Tierra’s directors and executive officers, and persons who own more than ten percent of a registered class of Gran Tierra’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Gran Tierra.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Gran Tierra with copies of all Section 16(a) forms they file.

To Gran Tierra’s knowledge, based solely on a review of the copies of such reports furnished to Gran Tierra and written representations that no other reports were required, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee Gran Tierra’s corporate accounting and financial reporting processes and audits of its financial statements.  For this purpose, the Audit Committee performs several functions. The Audit Committee reviews our financial reports and other financial information disclosed to the public, the government and various regulatory bodies, our system of internal accounting, our financial controls, and the annual independent audit of our financial statements. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on Gran Tierra’s audit engagement team as required by law; reviews and approves or rejects transactions between Gran Tierra and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by Gran Tierra regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review Gran Tierra’s annual audited financial statements and quarterly financial statements with management and the independent auditors, including a review of Gran Tierra’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Audit Committee is currently composed of three directors: Messrs. Kirton, Macey and Price. Scott Price was appointed a member of the Audit Committee on February 2, 2015. Verne Johnson was a member of the Audit Committee until his resignation effective August 18, 2014. Jeffrey Scott was a member of the Audit Committee until February 2, 2015. The Audit Committee met five times during the fiscal year.  The Audit Committee has a written charter that is available to stockholders on Gran Tierra’s website at http://www.grantierra.com.

The Board reviews the NYSE MKT listing standards definition of independence for Audit Committee members and has determined that all members of Gran Tierra’s Audit Committee are independent (as independence is currently established in Rule 803(a)(2) of the NYSE MKT listing standards).  Additionally, each Audit Committee member has met the criteria for audit committee independence set forth in Rule 10A-3 promulgated pursuant to the Exchange Act.  The Board has determined that Mr. Kirton, an independent director, qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K promulgated by the SEC, based on his past experience as a former KPMG partner.  In addition to Gran Tierra’s Audit Committee, Mr. Kirton also serves on the Audit Committee of Essential Energy Services Ltd.  The Board has determined that these simultaneous services do not impair Mr. Kirton’s ability to effectively serve on Gran Tierra’s Audit Committee.

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

Director Nominations

No material changes have been made to the procedures by which shareholders may recommend nominees to the Board.

Item 11. Executive Compensation

Presentation in U.S. Dollars

All dollar amounts discussed below are in U.S. dollars, except as otherwise noted.

To the extent that amounts are in Canadian dollars, which is the case for all of Gran Tierra’s directors and named executive officers other than Carlos Monges, they have been converted into U.S. dollars for the purposes of the discussion below.  For discussion of 2014 bonus and other compensation amounts, the exchange rate at December 31, 2014, of one US dollar to Canadian $1.1600 is used. For discussion of 2013 bonus and other compensation amounts, the exchange rate at December 31, 2013, of one US dollar to Canadian $1.0636 is used.  For discussion of 2012 bonus and other compensation amounts, the exchange rate at December 31, 2012, of one US dollar to Canadian $0.9949 is used.

To the extent that amounts are in Peruvian New Soles, which is the case for Mr. Monges, the exchange rate at December 31, 2014, of one US dollar to 2.99 Peruvian New Soles is used.

Compensation Discussion and Analysis

Overview

In this section, we describe the material components of our executive compensation program for our “named executive officers,” i.e. our executive officers appearing in the Summary Compensation Table and other compensation tables contained herein:

Dana Coffield, our former President and Chief Executive Officer1;

James Rozon, our Chief Financial Officer;

Duncan Nightingale, our Chief Operating Officer2;

David Hardy, our Vice President, Legal and General Counsel;

Carlos Monges, our President, Gran Tierra Energy Peru SRL; and

Shane O’Leary, our former Chief Operating Officer.3

We also provide an overview of our executive compensation philosophy and our executive compensation program.  In addition, we explain how and why our Compensation Committee and our Board arrived at specific compensation policies and decisions involving the named executive officers.

Opportunity for Stockholder Feedback

The Compensation Committee carefully considers feedback from our stockholders regarding our executive compensation program. Stockholders are invited to express their views to the Compensation Committee in accordance with our policy regarding Communications with the Board of Directors which is available on Gran Tierra’s website at http://www.grantierra.com. In addition, the annual advisory vote on the compensation of the named executive officers provides our stockholders with an opportunity to communicate their views on our executive compensation program.

1 Mr. Coffield served as our President and Chief Executive Officer until February 2, 2015.

2 Mr. Nightingale served as our President, Gran Tierra Energy Colombia Ltd. until August 31, 2014 and as our Chief Operating Officer from September 1, 2014 to February 2, 2015. On February 2, 2015, Mr. Nightingale was appointed interim President and Chief Executive Officer.

3 Mr. O’Leary served as our Chief Operating Officer until August 31, 2014.

Last year we conducted an advisory vote on executive compensation at our 2014 Annual Meeting. While this vote was advisory and therefore not binding on our Board or our Compensation Committee, we believe that it is important for our stockholders to have an opportunity to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation.

At the 2014 annual meeting of stockholders, 98.48% of the votes cast on the advisory vote on executive compensation (Proposal 3) were cast in favor of our named executive officer compensation as disclosed in the 2014 proxy statement. The Board and Compensation Committee reviewed these final vote results and determined that, given the significant level of support, no changes to our executive compensation policies and processes were necessary.

Our Business

We are an independent international energy company engaged in oil and gas exploration, development, production and acquisition. We own and operate oil and gas properties in Colombia, Peru and Brazil.  During 2014, we divested our Argentina business unit. Our revenue and other income from continuing operations for the year ended December 31, 2014, was $562.3 million.  For more information about our business, please see the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 2, 2015.

2014 Business Summary and Highlights

In mid-2014, the commodity price environment for oil began to deteriorate and has not since recovered. Further, one of our major projects for 2014, the Bretaña Sur appraisal well on the L4 lobe on the Bretaña field in Peru, encountered approximately six feet of oil pay above the oil-water contact in the Vivian Sandstone Reservoir which was less than we expected.

As announced on February 2, 2015, largely as a result of the current low commodity price environment, we reevaluated our business strategy with a renewed focus on balancing the return and risk of our exploration and development projects. As a result, on February 19, 2015, we made the decision to cease all further development expenditures on the Bretaña field on Block 95 in Peru other than what is necessary to maintain tangible asset integrity and security. The high capital investment, associated debt financing and long-term payout horizon of this project does not align with our shift in strategy.

As a result of the above decision, all probable and possible reserves associated with the field were reclassified as contingent resources with an effective date of January 31, 2015, resulting in no reserves in Peru for the Bretaña field, compared to Proved plus Probable (“2P”) net after royalty (“NAR”) reserves of 57.6 million barrels of oil equivalent (“MMBOE”)4and Proved plus Probable plus Possible (“3P”) NAR reserves of 104.7 MMOBE at December 31, 2013, calculated in accordance with US Securities and Exchange Commission (“SEC”) rules. Further as a result, $265.1 million of unproved properties relating to Block 95 were impaired at December 31, 2014. We expect to continue to identify and evaluate all options for the Bretaña field.

In June 2014, we successfully sold our Argentina business unit and focused human and capital resources in areas that we believe will provide the greatest return for our shareholders and drive growth in the future.

4 Gas volumes are converted to BOE at the rate of 6 Mcf of gas per bbl of oil, based upon the approximate relative energy content of gas and oil. The rate is not necessarily indicative of the relationship between oil and gas prices. BOEs may be misleading, particularly if used in isolation. A BOE conversion ratio of 6 Mcf:1 bbl is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

We are the largest landholder, reserve holder and producer in the Putumayo region of Southwestern Colombia. Our Colombia operations continued to deliver consistent production, largely due to effective reservoir management on the Costayaco and Moqueta fields on the Chaza Block. We continued to focus on developing our producing conventional light oil fields, including Costayaco and Moqueta, and generating exploration prospects. During 2014, 83% of our consolidated production, NAR adjusted for inventory changes and losses, was from the Chaza block.

We hold a 100% working interest in seven blocks in Brazil and are the operator of all of these blocks. Our Brazilian properties are located in the Recôncavo Basin in Eastern Brazil in the State of Bahia. Block REC-T-155 in the Recôncavo Basin has three productive oil wells. In 2014, on Block REC-T-155, we successfully performed dual completions of the 3-GTE-03-BA and 4-GTE-04-BA development wells in the Tiê field, completed a single stage fracture stimulation on the 1-GTE-8DP-BA exploration well, commenced the acquisition of 3-D seismic on Blocks REC-T-86, REC-T-117 and REC-T-118, and performed planning activities for future drilling activity.

Reserve performance for 2014:

•	Our total Proved (“1P”) oil and gas reserves NAR were 37.0 MMBOE at December 31, 2014, compared with 42.1 MMBOE in 2013 (100% light and medium oil and liquids compared with 95% at year-end 2013), and after producing 9.2 MMBOE of company interest oil and gas before royalties, inventory adjustments and losses or 7.0 MMBOE NAR before inventory adjustments and losses, excluding Argentina production.

•	Excluding Peru reserves at December 31, 2014, total 2P reserves NAR, were 50.6 MMBOE compared with 111.9 MMBOE at December 31, 2013 (99% oil and liquids compared with 97% at year-end 2013) and total 3P reserves NAR were 65.9 MMBOE at December 31, 2014, compared with 183.9 MMBOE at December 31, 2013 (98% oil and liquids compared with 94% at year-end 2013). Including Peru reserves, total 2P and 3P reserves NAR were 108.5 MMBOE and 170.3 MMBOE, respectively, at December 31, 2014.

•	In 2014, reserves were reduced by the sale of our Argentina business unit, which contributed 4.4 MMBOE, 6.4 MMBOE and 16.7 MMBOE of 1P, 2P and 3P oil and gas NAR reserves at December 31, 2013. The aforementioned reserve figures were calculated in accordance with the SEC rules.

•	As per Canadian National Instrument 51-101 - Standards of Disclosure for Oil and Gas Activities (“NI 51-101”) and the reserves definitions in the Canadian Oil and Gas Evaluation Handbook ("COGEH"), reserves NAR as at December 31, 2014, excluding Peru, were 37.5 MMBOE 1P, 51.2 MMBOE 2P and 67.3 MMBOE total 3P NAR reserves. This compares to NAR reserves as at December 31, 2013, of 41.7 MMBOE 1P, 111.8 MMBOE 2P, and 3P NAR reserves of 183.7 MMBOE. Including Peru reserves, total 2P and 3P reserves NAR were 108.9 MMBOE and 171.0 MMBOE, respectively, at December 31, 2014 on an NI 51-101 compliant basis.

Other business developments and financial results, from continuing operations for 2014:

•	Oil and natural gas production averaged 25,182 gross working interest (“WI”) barrels of oil equivalent per day (“BOEPD”), or 19,283 BOEPD NAR before adjustment for inventory changes and losses or 18,523 BOEPD NAR adjusted for inventory changes and losses (99% light and medium oil and liquids), compared with 25,638 BOEPD gross WI and 19,071 BOEPD NAR before adjustment for inventory changes and losses and 19,239 BOEPD NAR adjusted for inventory changes and losses in the corresponding period in 2013. Approximately 99% of this production was oil, with the balance consisting of natural gas;

•	Revenue and other income was $562.3 million, a 13% decrease from 2013;

•	Net loss of $171.3 million for 2014, representing $0.60 per share basic and diluted, was driven by a $265. 1 million impairment cost in Peru related to Block 95; and

•	Funds flow[5] from continuing operations decreased to $311.3 million in 2014 from $343.2 million in 2013; and

5 Funds flow from continuing operations is a non-GAAP measure which does not have any standardized meaning prescribed under generally accepted accounting principles in the United States of America. A reconciliation to net income and loss can be found in our Annual Report on Form 10-K for the year ended December 31, 2014.

•	Cash and cash equivalents decreased to $331.8 million as at December 31, 2014, from $428.8 million as at December 31, 2013.

In addition to the foregoing, the price of oil directly impacts our financial performance and operating decisions.  During 2013, the price of West Texas Intermediate Crude oil (the reference price for most of our contracts) experienced ranges from $112.93 in January 2013 to $110.63 in December 2013. During 2014, the price of West Texas Intermediate Crude oil experienced fluctuations from $53.27 to $107.26; beginning the year at $95.14 and ending the year at $54.59. The price of Brent Crude oil experienced ranges from $112.14 in January 2013 to $110.80 in December 2013. In 2014, Brent ranged from $107.78 in January 2014 to $57.33 in December 2014.

Illustrated in the charts below is our 5-year performance using various metrics:

CASH AND CASH EQUIVALENTS

($ Millions)

355
352
213
429
332
10
11
12
13
14

TOTAL ASSETS

($ Millions)

1,249
1,627
1,733
1,905
1,714
10
11
12
13
14

TOTAL LIABILITIES

($ Millions)

362
452
441
475
437
10
11
12
13
14

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY

($ Millions)

1,249
1,627
1,733
1,905
1,714
10
11
12
13
14

TOTAL EXPENSES

($ Millions)

239
282
309
340
579
10
11
12
13
14

TOTAL SHAREHOLDER EQUITY

($ Millions)

887
1,174
1,291
1,430
1,277
10
11
12
13
14

NET INCOME (LOSS)
($ Millions)

37
127
100
126
-171
10
11
12
13
14

REVENUE AND
OTHER INCOME
($ Millions)

360
549
505
649
562
10
11
12
13
14

FUNDS FLOW FROM
CONTINUING OPERATIONS
($ Millions)

293
343
311
12
13
14

Funds flow from continuing operations is a non-GAAP measure which does not have any standardized meaning prescribed under generally accepted accounting principles in the United States of America ("GAAP"). A reconciliation of net income (loss) and additional disclosure can be found in Gran Tierra's annual report on form 10-K for the year ended December 31, 2014.

PRODUCTION FROM
CONTINUING OPERATIONS
(BOEPD NAR)

13,670
14,895
13,423
19,239
18,523
10
11
12
13
14

Production adjusted for inventory changes and losses

YEAR END PROVED RESERVES
(MMBOE NAR)

24
34
41
42
37
10
11
12
13
14

SEC Compliant

YEAR END BLOCKS

33
44
44
45
31
10
11
12
13
14

COLOMBIA
PERU
BRAZIL
ARGENTINA

2014 CAPITAL EXPENDITURES

($ Millions)

Colombia 215
Brazil 24
Argentina 18
Peru 174
Corporate 3

2014 PRODUCTION

(BOEPD NAR)

Colombia 17,469
Brazil 904

2014 Executive Compensation Highlights

The Compensation Committee approved and recommended, and in February 2014 our Board approved, the following compensation actions:

(1)	Maintain our compensation philosophy for 2014 which is (i) to target the salary component for our employees at the 65th percentile of our peer group, (ii) to target total cash compensation for our employees at the 75th percentile of our peer group at target performance and (iii) to target total direct compensation (including equity compensation) for our employees at the 75th percentile of our peer group at target performance levels; and

(2)	Make annual cash bonuses in 2014 for 2013 performance consistent with our 2013 business results.

Adjustments to Executive Compensation for 2015

In January and February 2015, the Compensation Committee and our Board, respectively, reconfirmed the compensation philosophy set forth in (1) above; however, to reflect the current economic environment in the oil and gas sector, the Compensation Committee and our Board, respectively, chose to freeze executive salaries at 2014 levels. To further recognize both the current economic environment in the oil and gas sector and Gran Tierra’s poor share price performance since mid-2014, the Compensation Committee and our Board also chose to freeze 2015 stock option and RSU awards at 2014 levels, despite the grant date fair value of the resulting awards being less than half of 2014 values. In conjunction with the discretionary downward adjustments to bonuses for 2014 performance (see the section titled “2014 Annual Bonus Determination and 2015 Bonus Structure”), the preceding changes have materially reduced our executives’ total compensation for 2015, in alignment with shareholders’ fortunes.

2014 Compensation Governance Highlights

We endeavor to maintain good governance standards, including with respect to the oversight of our executive compensation policies and practices.  The following policies and practices were in effect during 2014 relating to executive compensation:

•	The Compensation Committee is composed solely of independent directors who have established ways to communicate with stockholders regarding their executive compensation ideas and concerns;

•	The Compensation Committee’s independent compensation consultant, Lane Caputo Compensation Inc. (“Lane Caputo”), is retained directly by the Compensation Committee and performs only limited consulting services for us with the full knowledge of the Compensation Committee;

•	The Compensation Committee assessed the independence of Lane Caputo pursuant to SEC rules taking into consideration the following factors:

o	That Lane Caputo reports directly to the Compensation Committee, and the Compensation Committee has the sole power to terminate or replace any of its compensation advisors at any time;

o	Whether Lane Caputo provides any other services to Gran Tierra;

o	Aggregate fees paid by Gran Tierra to Lane Caputo, as a percentage of the total revenue of Lane Caputo;

o	Lane Caputo policies and procedures designed to prevent conflicts of interest;

o	Any business or personal relationships between Lane Caputo, on one hand, and any member of the Compensation Committee or executive officer, on the other hand; and

o	Whether Lane Caputo owns any shares of Gran Tierra’s stock; and

•	The Compensation Committee conducts an annual review and approval of our compensation strategy, including a review of our compensation-related risk profile so that our compensation-related risks are not reasonably likely to have a material adverse effect on Gran Tierra.

Philosophy and Objectives of our Executive Compensation Program

Our philosophy underlying our executive compensation program is to provide an attractive, flexible, and market-based total compensation program that is tied to performance and aligned with the interests of our stockholders.  Our objective is to recruit and retain the caliber of executive officers and other key employees necessary to deliver sustained high performance to our stockholders and communities where we have a strong presence. Our executive compensation program is an important component of these overall human resources policies. Our compensation practices also serve as a means of communicating our goals and standards of conduct and performance, and for motivating and rewarding employees in relation to their achievements.

We observe the following principles:

•	Retain and Hire Top Caliber Executives: Executive officers should have base salaries and employee benefits that are market competitive and that permit us to hire and retain high-caliber individuals at all levels;

•	Pay for Performance: A significant portion of the annual compensation of our executive officers should vary with annual business performance and each individual’s contribution to that performance;

•	Reward long-term growth and profitability: Executive officers should be rewarded for achieving long-term results, and these rewards should be aligned with the interests of our stockholders; and

•	Provide modest perquisites: Perquisites for our executive officers should be minimized and limited to items that serve a reasonable business purpose.

Our compensation program consists of three basic elements: base salary, cash bonus and equity incentives.  We focus on providing a majority of the total compensation for our named executive officers based on performance:

•	we provide cash bonuses linked both to: (a) business performance (business performance was to be the sole consideration in the determination of cash bonus awards for Dana Coffield, our former President and Chief Executive Officer during 2014); and (b) each individual’s performance (and business unit performance where applicable). We link the portion of our executive officers’ cash compensation to our business performance as measured by achievement of budget targets for items such as production, reserves, capital expenditures, revenues and operating costs, as well as other factors such as liquidity, share price performance given overall market conditions, and other objectives specific to our situation at the time; and

•	in 2014, we provided long-term incentives in the form of stock option grants and restricted share unit (RSU) grants; awards generally vest over three years, linking executive officers’ rewards directly to their ability to create value for our stockholders and providing an incentive for our executive officers to remain with us over the long term.

Risk Assessment

In early 2015, the Compensation Committee and the Board each assessed the risks associated with our compensation policies and practices. These assessments included an examination of the changes in our risk profile over the past year for our executive compensation policies and practices. Based on this assessment, the Compensation Committee and the Board each determined that these risks were not reasonably likely to have a material adverse effect on us.  Among other things, the Compensation Committee and the Board took into consideration the fact that:

•	the current significant weighting towards long-term incentive compensation discourages short-term risk taking;

•	our goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	incentive awards are decided by the Compensation Committee and recommended to the Board for approval; and

•	as an oil and gas exploration company, we do not face the same level of risks associated with compensation for employees at financial services (traders and instruments with a high degree of risk) or technology companies (rapidly changing markets).

Compensation Process

The Compensation Committee recommends to the Board for approval the annual compensation for our President and Chief Executive Officer. Within the framework of the compensation programs reviewed and approved by the Compensation Committee and based on management’s review of market competitive positions, each year our Chief Executive Officer recommends the level of base salary increase (if any), the annual incentive award, and the long-term incentive award value for executive officers, including the other named executive officers. These recommendations are based upon his assessment of each executive officer’s performance (including his own), the performance of the individual’s respective business or function, and employee retention considerations. The Compensation Committee reviews our Chief Executive Officer’s recommendations, as well as the recommendations of Lane Caputo, and deliberates as to whether any compensation changes should be made affecting our executive officers.  Following this deliberation, it determines, in its sole discretion, its recommendations to be made to the Board for approval. Our Chief Executive Officer does not attend that portion of the Board meeting at which his compensation is deliberated or approved.

Except as described above, our Chief Executive Officer does not play any role with respect to any matter affecting his own compensation.

The Compensation Committee contemplated the success and performance of our executive team for the year 2014 while taking a deliberate and objective approach to fairly assess compensation awards.  The Compensation Committee and the Board make their compensation decisions for the upcoming year, and review performance for the prior year, generally in the first quarter of the year.  Annual bonuses in respect of 2014 performance, as well as the consideration of salary increases for 2015, were recommended by the Compensation Committee and approved by the Board in February 2015.  Bonuses in respect of 2014 performance were paid in February 2015. In February 2014, the Compensation Committee recommended, and the Board approved, long-term incentive awards consisting of 50% time-vested stock options and 50% time-vested RSUs (calculated based on Black-Scholes value for stock options and our current share price for the RSUs), representing the long-term incentive program.

Role of the Compensation Consultant

The Compensation Committee relies upon external advisors and third-party compensation surveys as well as the knowledge and experience of Compensation Committee members and other members of the Board to set rewarding and competitive levels of salary and other compensation.  The retention of and scope of services from independent compensation advisors are to be assessed on an annual basis.

The Compensation Committee retained the services of Lane Caputo as its executive compensation consultant pursuant to a written agreement.  Lane Caputo reports directly to the Compensation Committee and the Compensation Committee may replace Lane Caputo or hire additional consultants at any time.  A representative of Lane Caputo attends meetings of the Compensation Committee, as requested, and communicates with the Compensation Committee Chair between meetings; however, the Compensation Committee makes all decisions and recommendations to the Board.  Lane Caputo maintains a group of benchmark peers that the Compensation Committee and the Board find relevant for comparison purposes.  Services performed by Lane Caputo are pre-approved by the Compensation Committee and any additional work to be performed, including at the request of management, must be pre-approved by the Chair of the Compensation Committee.

The total amount of fees paid to Lane Caputo for services to the Compensation Committee in 2014 was $75,908.  Lane Caputo received $20,681 in other fees from us for general compensation related work for Gran Tierra.

The Compensation Committee assesses the performance and independence of Lane Caputo and of each individual employee of the consulting firm who directly provides services to Gran Tierra. In January 2015, the Compensation Committee considered whether Lane Caputo could serve as an independent advisor to the Compensation Committee.  The Compensation Committee requested information from Lane Caputo about potential conflicts of interest, and in particular, considered the fact that Lane Caputo provides minimal other services to Gran Tierra, that the individual representative of Lane Caputo who works directly with the Compensation Committee has no other business relationships with the Board, management or Gran Tierra, and Lane Caputo’s own policies on ethics and conflicts of interest.  As a result and after taking into consideration the six factors prescribed by the SEC and NYSE MKT described above, the Compensation Committee concluded that there were no actual conflicts of interest with respect to Lane Caputo providing services to the Compensation Committee.

Use of Peer Data

2014 Compensation Structure

Our executive compensation program is designed with the flexibility to be competitive and motivational within the various marketplaces in which we compete for employees, while being subject to centralized design, approval, and control. The Compensation Committee relies on various sources of compensation information to ascertain the competitive market for our executive officers, including the named executive officers. To assist in establishing recommendations for our 2014 executive compensation structure, base salaries and target bonuses, Lane Caputo continued with the philosophy of measuring our compensation structure against a relevant group of industry peers (the “Custom Peer Group”) against which to benchmark executive compensation.  This Custom Peer Group was substantially similar to the 2013 Custom Peer Group.  Although it would have been preferable to only include peers that compete with us in the international energy arena, our relative size, and the lack of sufficient international peers of similar size, dictated that peers with domestic operations of similar size be included in the peer group, and, in fact, such domestic peers are predominate in the group.  As a result, the Custom Peer Group included peers of a similar size to us based on market capitalization and average daily production volumes, and included peers with operations located both internationally and domestically.  The Custom Peer Group consisted of the following 20 companies:

Bankers Petroleum Ltd.	Legacy Oil & Gas Inc.	Petrominerales Ltd.
Baytex Energy Corp.	Lightstream Resources Ltd.	Peyto Exploration & Development Corp.
Birchcliff Energy Ltd.	Niko Resources Ltd.	Transglobe Energy Corp.
Bonavista Energy Corp.	NuVista Energy Ltd.	Trilogy Energy Corp.
Bonterra Energy Corp.	Paramount Resources Ltd.	Vermilion Energy Inc.
Crew Energy Inc.	Parex Resources Inc.	Whitecap Resources Inc.
Enerplus Corp.	Pengrowth Energy Corp.

In making 2014 compensation decisions for our executive officers located in South America, the Compensation Committee also utilized the following local compensation surveys to reflect the local pay practices in each country:

•	Aon Hewitt Market Review (Argentina);

•	Towers Watson Data Services 2013 Compensation Survey (Brazil);

•	Mercer 2013 Compensation Survey (Peru).

2015 Compensation Structure

To assist in establishing recommendations for our 2015 executive compensation structure, base salaries and target bonuses, Lane Caputo continued measuring our compensation structure against a relevant group of industry peers, revising the Custom Peer Group slightly by removing Niko Resources Ltd. (size of operations were no longer comparable) and Petrominerales Ltd. (due to its acquisition in the year) and adding Bellatrix Exploration Ltd. and Canacol Energy Ltd.

In making 2015 compensation decisions for our executive officers located in South America, the Compensation Committee utilized the following local compensation surveys:

•	Towers Watson Data Services 2014 Oil & Gas Survey Special Market Sample (Brazil);

•	Mercer 2014 Colombia Compensation Survey (Colombia);

•	Mercer 2014 Peru Total Remuneration Survey (Peru).

Application of Judgment

Given the extensive research and analysis used to develop the peer benchmark group, the Compensation Committee believes that the market data used provides a useful guide for comparative purposes.  The Compensation Committee recognizes that a successful compensation program also requires an application of judgment to maintain a subjective determination of individual performance by our executive officers.  Therefore, the Compensation Committee applies its judgment in reconciling the program’s objectives and peer comparisons with the realities of rewarding excellent performance and retaining valued employees.

Elements of Compensation

The Compensation Committee has determined that we will use three basic elements of compensation: base salary (including benefits), cash bonus and equity incentives. Each component has a different purpose.

The Compensation Committee believes that base salaries at this stage of our growth and especially within the international exploration and production sector, must be competitive to retain the best executives. Short-term cash bonuses are a common element of compensation in our industry and among our peers with whom we compete for executive talent.  The Compensation Committee believes that principal performance incentives should be in the form of long-term equity incentives given the longer-term nature of our business plan.  Long-term incentives are delivered in the form of stock options and RSUs. The Compensation Committee ultimately determines the optimal allocation among the three forms of compensation relative to our peers for each executive position, taking into account the contributions of each executive officer and our operational and financial achievements. The Compensation Committee does not use a formula to establish the allocation between base salary, target bonus and long term incentives; rather, this allocation has been based on the consensus among the members of the Compensation Committee, all of whom have significant experience in the oil and gas exploration business.  Actual bonuses are determined based on the subjective determination by the Compensation Committee and the Board of the achievement of goals set at the beginning of the year.

Salary

The Compensation Committee determined 2014 base salaries based upon the market data presented by Lane Caputo and, taking into consideration the very competitive nature of the international exploration and production sector and the corresponding shortage of experienced executive talent, particularly in Calgary, Canada, Gran Tierra’s headquarters, and determined that a general target of the 65th percentile of the Custom Peer Group was appropriate to retain the services of our executive officers, with the exact amount determined by the Compensation Committee’s subjective assessment of the appropriate salary for each executive officer given their performance and roles within Gran Tierra.

The Compensation Committee recommended to the Board, and the Board approved, the following annual salaries (USD) for 2014:

Name	Salary(1)
Mr. Coffield	$395,690
Mr. Rozon	296,983
Mr. Nightingale	289,655
Mr. Hardy	276,724
Mr. Monges	252,409
Mr. O’Leary	341,379

(1) Amounts differ from the amounts reported in Gran Tierra’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2014, as in that filing the conversion from Canadian dollars to U.S. dollars was calculated at the exchange rate at December 31, 2013.

2014 salary for Mr. Coffield was positioned slightly above the 65th percentile of the Custom Peer Group while Messrs. Rozon and Hardy were positioned at the 75th percentile. Mr. Monges was positioned at the 65th percentile of the relevant local market data. Mr. O’Leary’s salary was above the 75th percentile due to the premium compensation levels associated with the complexities of managing international operations, which are not required of most of the peer group benchmarks.

In connection with Mr. Nightingale’s promotion to Chief Operating Officer, effective September 1, 2014, Mr. Nightingale received an increase in his annual base salary by 10% from CAD $336,000 to CAD $369,600. This revised salary positions Mr. Nightingale above the 65th percentile of the Custom Peer Group, which the Compensation Committee considers appropriate competitive positioning considering Mr. Nightingale’s experience as the Colombian Country President; the Colombian business unit being the most significant operating region for Gran Tierra.

2014 Annual Bonus Determination and 2015 Bonus Structure

Bonuses for 2014 performance were based on corporate, business unit and personal performance, with the following individual weightings and target incentive levels. Both the weighting of corporate, business unit and personal performance, as well as the target incentive levels, remain unchanged for 2015.

Name	Target Bonus (Percent of Salary)	Corporate Performance Weighting	Business Unit Performance Weighting	Personal Performance Weighting
Mr. Coffield(1)	100%	100%	0%	0%
Mr. Rozon	80%	70%	0%	30%
Mr. Nightingale (part year) (2)	60%	30%	40%	30%
Mr. Nightingale (part year) (2)	80%	70%	0%	30%
Mr. Hardy	70%	60%	0%	40%
Mr. Monges	60%	30%	40%	30%
Mr. O’Leary(3)	80%	70%	0%	30%

(1)	Mr. Coffield was not an employee of Gran Tierra at the date cash bonuses for 2014 performance were paid; he did not received a 2014 performance bonus.

(2)	In connection with Mr. Nightingale’s promotion to Chief Operating Officer, he was given an increase in annual bonus target to 80% of his base salary (from 60%), a change commensurate with the position of chief operating officer based on competitive market data and compensation arrangements of the incumbent in that position. His annual bonus weighting was also changed to 70% on corporate performance and 30% on individual performance, effective September 1, 2014.

(3)	Mr. O’Leary ceased to be the Chief Operating Officer on August 31, 2014 and was provided a pro-rated bonus for that portion of the year that he was an employee of Gran Tierra. Please see the section titled “Termination and Change in Control Provisions” for further details.

The Compensation Committee, using its subjective judgment of our performance in 2014 measured against the performance goals set forth for us, determined that the corporate performance score was 82% while the business unit score for the Colombia business unit was 88% and the business unit score for the Peru business unit was 65%.  For each executive, the relevant performance score was applied to each of the corporate and business unit weightings with the Compensation Committee’s subjective determination of his individual performance as measured against his specific individual performance objectives applied to his personal performance weighting.

Subsequent to the calculation of earned bonus amounts as described in the methodology above, the Compensation Committee discretionarily reduced the calculated bonus payments by between 17% and 75%, with an average individual reduction of 40%, for each executive officer to reflect both the current economic environment in the oil and gas sector and Gran Tierra’s poor share price performance since mid-2014. The Compensation Committee believes these discretionary adjustments are aligned with the principle of pay for performance; one of the principles that our compensation philosophy is based upon.

Individual objectives for 2014 were as follows:

Dana Coffield – Former Chief Executive Officer and President

The principal corporate objectives in 2014 for Gran Tierra, and therefore for Mr. Coffield, which were approved by the Compensation Committee of the Board of Directors on April 23, 2014, were:

Reserves (25%)

•	Add working interest reserves of 8.6 MMBOE Proved reserves, and 29.9 MMBOE Proved plus Probable reserves.

Production (25%)

•	Attain average production of 23,899 BOEPD net after royalty.

Environmental, Health, Safety, Security and Corporate Social Responsibility (20%)

•	Ensure the Corporate Health, Safety and Environment Management System is implemented.
•	Establish and implement corporate policies, standards and procedures for Corporate Social Responsibility (CSR).

Business Development (15%)

•	Support corporate development activities that enhance shareholder value.

Shareholders (6%)

•	Maintain shareholder’s confidence.

Finance (3%)

•	Maintain compliance with SEC and TSX regulatory environments along with host-country regulatory compliance.
•	Ensure integrity of financial statements. Deliver timely and accurate internal and external financial reports.
•	Deliver internal and external audit integrity and internal controls.
•	Manage cash and working capital, and ensure financial resources are available to enable business growth.

Legal (3%)

•	Continue protection of legal rights of GTE and identify material legal/commercial risks and work to mitigate such risks to acceptable limits while facilitating business activities.
•	Complete implementation across BUs of formal contracting procedures in accordance with corporate policies.

Human Resources (3%)

•	Ensure Human Resources practices and policies are in place to enable the success and growth of the company.

James Rozon - Chief Financial Officer

The principal objectives in 2014 for Gran Tierra’s Chief Financial Officer were:

•	Complete Treasury initiatives. (10%)
•	Complete Information Technology initiatives. (10%)
•	Complete Internal Audit Services Program for the fiscal year. (10%)
•	Complete Tax initiatives. (15%)
•	Complete Finance – Accounting initiatives. (15%)
•	Increase strategic contribution. (10%)
•	Assist Business Unit Finance Director’s with achievement of their objectives. (15%)

•	Leadership: Lead by example; maintain an open communication style; provide staff training and professional development; have clearly aligned accountabilities and goals. (15%)

Shane O’Leary – Former Chief Operating Officer (until August 31, 2014)

The principal objectives from January 1 to August 31, 2014, for Gran Tierra’s Chief Operating Officer were:

Environmental, Health, Safety, Security and Corporate Social Responsibility (20%)

•	Ensure Corporate Health, Safety, and Environment Key Performance Indicators are followed.
•	Ensure the Corporate Health, Safety and Environment Management System is implemented.
•	Establish and implement corporate policies, standards and procedures for CSR.

Reserves (25%)

•	Add working interest reserves of 8.6 MMBOE Proved reserves, and 29.9 MMBOE Proved plus Probable reserves.

Production (25%)

•	Attain average production of 23,899 BOEPD net after royalty.

Organization (20%)

•	Work with the Business Units and Management Team in Calgary to ensure the appropriate organization, staffing, and technical competence is in place to achieve targets in the short and long term.

Leadership (10%)

•	Accountable for establishing a culture of open and honest communication, working together in a collaborative and multidisciplinary environment with results-driven personal accountability and personal initiative.

Duncan Nightingale – Chief Operating Officer (from September 1 – December 31, 2014)

The principal objectives from September 1 to December 31, 2014, for Gran Tierra’s Chief Operating Officer were:

Environmental, Health, Safety, Security and Corporate Social Responsibility (20%)

•	Ensure Corporate Health, Safety, and Environment Key Performance Indicators are followed.
•	Ensure the Corporate Health, Safety and Environment Management System is implemented.
•	Establish and implement corporate policies, standards and procedures for CSR.

Reserves (25%)

•	Add working interest reserves of 8.6 MMBOE Proved reserves, and 29.9 MMBOE Proved plus Probable reserves.

Production (25%)

•	Attain average production of 23,899 barrels of oil equivalent per day BOEPD net after royalty.

Organization (20%)

•	Work with the Business Units and Management Team in Calgary to ensure the appropriate organization, staffing, and technical competence is in place to achieve targets in the short and long term.

Leadership (10%)

•	Accountable for establishing a culture of open and honest communication, working together in a collaborative and multidisciplinary environment with results-driven personal accountability and personal initiative.

Duncan Nightingale – President, Gran Tierra Energy Colombia, Ltd. (from January 1 – August 31, 2014)

The principal objectives from January 1 to August 31, 2014, for Gran Tierra’s President, Gran Tierra Energy Colombia were:

Production (25%)

•	Attain average production of 18,700 BOEPD net after royalty.

Reserves (25%)

•	Add working interest reserves of 7.3 MMBOE Proved reserves, and 9.1 MMBOE Proved plus Probable reserves.

Environmental, Health, Safety, Security and Corporate Social Responsibility (20%)

•	Ensure Corporate Health, Safety, and Environment Key Performance Indicators are followed.
•	Ensure the Corporate Health, Safety and Environment Management System is implemented.
•	Assist Corporate in establishing CSR principles.

Operations Execution (10%)

•	Drill six exploration (one of which is non-operated) and eight development wells.

Geology and Geophysics Execution (10%)

•	Complete five seismic programs and commence seven additional seismic programs.

Business Development (10%)

•	Execute business development strategies to manage the portfolio consistent with business unit objectives.

David Hardy – Vice President Legal and General Counsel

The principal objectives in 2014 for Gran Tierra’s Vice President Legal and General Counsel were:

•	Assist in the capture or new business opportunities, complete farm-outs, and divest non-core properties. (40%)
•	Protect legal rights of Gran Tierra and identify material legal/commercial risks and work to mitigate such risks to acceptable limits while facilitating business activities. (40%)
•	Assist with completion of implementation across Business Units of formal contracting procedures in accordance with corporate policies. (20%)

Carlos Monges – President, Gran Tierra Energy Peru S.R.L.

The principal objectives for 2014 for Gran Tierra’s President, Gran Tierra Energy Peru were:

Production (15%)

•	Attain average production of 835 BOEPD net after royalty.

Reserves (10%)

•	Add working interest reserves of 20 MMBOE Proved plus Probable reserves.

Environmental, Health, Safety, Security and Corporate Social Responsibility (20%)

•	Ensure Corporate Health, Safety, and Environment Key Performance Indicators are followed.
•	Ensure the Corporate Health, Safety and Environment Management System is implemented.
•	Assist Corporate in establishing CSR principles.

Operations Execution (20%)

•	Drill and complete location 4 well.
•	Complete drilling of water disposal well.
•	Start Long Term Test of Bretaña field.

Geology and Geophysics Execution (15%)

•	Complete infill seismic program on Block 107.

Business Development (20%)

•	Execute business development strategies to manage the portfolio consistent with business unit objectives.

Equity Incentives

In February 2014, the Compensation Committee continued to administer the long-term incentive program by providing executive officers with an annual grant consisting of a 50% weighting of time-vested stock options and a 50% weighting of time-vested RSUs.  The number of stock options and RSUs granted is in reference to the grant date fair value of each (Black-Scholes value for stock options and our current share price for the RSUs) and the target long-term incentive program award value for each position. The Compensation Committee considered the recommendations of Lane Caputo, and elements of individual, business unit and corporate performance, in determining its recommendations for equity incentive grants. The Board granted options and RSUs under the terms of Gran Tierra’s 2007 Equity Incentive Plan to each of our named executive officers as follows:

Name	Number of Stock Options	Number of RSUs
Mr. Coffield	260,000	95,000
Mr. Rozon	165,000	60,000
Mr. Nightingale	145,000	52,500
Mr. Hardy	100,000	35,000
Mr. Monges	70,000	25,000
Mr. O’Leary	215,000	80,000

The levels of these awards were based on recommendations from Lane Caputo, taking into account our desired competitive positioning of total direct compensation targeting the 75th percentile of the Custom Peer Group, as discussed in the section titled “Philosophy and Objectives of our Executive Compensation Program” above based on the fair value of awards at time of grant. In addition to the fair value, the absolute number of awards and each award as a percentage of total shares outstanding versus the Custom Peer Group were also considered as well as the country of residence of the executive officer.

In connection with Mr. Nightingale’s promotion to Chief Operating Officer effective September 1, 2015, Mr. Nightingale was granted a stock option to purchase 70,000 shares of Gran Tierra Energy common stock at an exercise price per share equal to the fair market value of a share of Gran Tierra Energy common stock on the date of grant, and restricted stock units to acquire 27,500 shares of Gran Tierra Energy common stock. Both the stock option and restricted stock unit will vest over three years. Since Mr. Nightingale’s promotion took effect mid-way through the Company’s stock award cycle (generally annual grants are made in March), the Committee and the Board reviewed the equity grants that had been made to Mr. O’Leary in 2014 as the Chief Operation Officer and determined to utilize 50% of the difference between Mr. O’Leary’s 2014 equity grant and Mr. Nightingale’s 2014 equity grant as an appropriate measure for the equity grant to Mr. Nightingale for his promotion.

Termination and Change in Control Provisions

Our employment agreements with Messrs. Coffield, Rozon, Nightingale, Hardy and O’Leary contain termination and change in control provisions. These provisions provide that these executive officers will receive severance payments in the event that their employment is terminated other than for “cause” or if they terminate their employment with us for “good reason.” The termination and change-in-control provisions were industry standard clauses at the time that the executive officers entered into the employment agreements with us. Our employment agreement with Mr. Monges contains a termination provision, which provides that Mr. Monges will receive severance payments in the event he is terminated without cause and has the legal right to severance under Peruvian labor laws. The employment agreements with our executive officers, including termination and change in control provisions, are discussed in the section titled “Agreements with Named Executive Officers.”

Mr. O’Leary ceased to be the Chief Operating Officer on August 31, 2014, and he retired effective October 1, 2014, from Gran Tierra. We do not have a retirement policy. However, after the Committee and the Board reviewed Mr. O’Leary’s accomplishments at the Company and our desire to have an orderly transition of the chief operating officer duties, the Committee and the Board considered a variety of retirement options for Mr. O’Leary which would accomplish our goals. Pursuant to a severance agreement, we provided (1) the payment of Mr. O’Leary’s bonus for 2014 at 100% of target, pro-rated to his retirement date, resulting in a payment of $204,828 (CAD $237,600); and (2) the acceleration of vesting of the long term incentive plan awards held by Mr. O’Leary (stock options to purchase 335,000 shares, and restricted stock units to acquire 86,668 shares, of Gran Tierra common stock) that would have vested in the two year period beginning December 31, 2014, effective December 31, 2014. We also entered into a consulting agreement with Mr. O'Leary from October 1, 2014, to December 31, 2014, at a rate of $194 (CAD$225) per hour, with an option to extend the consulting period for a period not to exceed three months upon the mutual agreement of the parties. The consulting agreement with Mr. O'Leary was subsequently extended to March 31, 2015. No amounts were ever paid to Mr. O'Leary pursuant to the consulting agreement.

Mr. Coffield ceased to be the President and Chief Executive Officer on February 2, 2015. Pursuant to Mr. Coffield’s Executive Employment Agreement, we were obligated to provide him with a separation package equal to two years’ Total Cash Compensation. Such payment equated to $1,825,862 (CAD $2,118,000) and was deferred until August 3, 2015 at the election of Mr. Coffield.

Benefits

Messrs. Coffield and O’Leary were, and Messrs. Rozon, Hardy, Nightingale and Monges are, eligible for full participation in all rights and benefits under any life insurance, disability, medical, dental, health and accident plans maintained by Gran Tierra for its employees and executive officers. Our executive officers generally do not receive any supplemental retirement benefits or perquisites, except for limited perquisites provided on a case-by-case basis. In addition, our executive officers will be paid their base salary in the event they become disabled while still employed by us, until such time as the executive officer begins to receive long-term disability insurance benefits. These are standard basic benefits in our industry and help to retain and recruit key talent.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2014, 2013 and 2012, compensation awarded to or paid to, or earned by, Gran Tierra’s Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers at December 31, 2014, and one additional executive officer who was not serving as an executive officer at December 31, 2014 (collectively, the “Named Executive Officers”):

Name and position	Year	Salary (US$)(1)	Bonus (US$)(1)(2)	Option Awards (US$)(3)	Stock Awards (US$) (4)	All Other Compensation (US$)		Total (US$)

Duncan Nightingale(5)	2014	$299,311	$129,310	$352,591	$368,025	$314,683	(6)	$1,463,920
Interim President and	2013	$300,865	$250,000	$219,634	$137,000	$415,931		$1,323,430
Chief Executive Officer	2012	$311,589	$130,666	$175,082	$–	$472,837		$1,090,174

Dana Coffield (7)	2014	$395,690	$–	$650,130	$707,750	$13,007	(8)	$1,766,577
Former President and	2013	$399,586	$564,122	$622,297	$387,984	$30,372		$2,004,361
Chief Executive Officer	2012	$427,179	$351,794	$1,313,116	$–	$25,587		$2,117,676

James Rozon	2014	$296,983	$120,690	$412,583	$447,000	$17,332	(9)	$1,294,587
Chief Financial	2013	$305,566	$282,061	$461,232	$287,700	$17,443		$1,354,002
Officer	2012	$277,819	$211,076	$122,557	$–	$19,770		$631,222

David Hardy	2014	$276,724	$103,448	$250,050	$260,750	$51,387	(10)	$942,359
Vice President, Legal	2013	$282,061	$263,257	$219,634	$137,000	$67,238		$969,190
and General Counsel	2012	$276,410	$127,651	$350,164	$–	$23,985		$778,210

Carlos Monges (11)	2014	$252,409	$25,780	$175,035	$186,250	$41,761	(12)	$681,235
Business Unit President, Peru

Shane O’Leary (13)	2014	$256,034	$204,828	$241,458	$596,000	$8,589	(14)	$1,306,909
Former Chief Operating	2013	$338,473	$376,081	$439,268	$274,000	$13,105		$1,440,927
Officer	2012	$361,845	$261,333	$962,952	$–	$36,336		$1,622,466

(1)	Messrs. Coffield, Hardy, O’Leary and Rozon’s salaries and bonus were paid in Canadian dollars and converted into U.S. dollars for the purposes of the above table. Until September 1, 2014, Mr. Nightingale’s salary was paid in Colombian pesos based on a salary denominated in Canadian dollars. Mr. Nightingale’s compensation is based in Canadian dollars and converted to U.S. dollars for the purposes of the above table. See “Presentation in U.S. Dollars” above for conversion rates.

(2)	For 2012, 2013 and 2014, the Compensation Committee determined incentive bonuses for Gran Tierra’s named executive officers based on a subjective assessment of corporate, business unit and personal performance in 2012, 2013 and 2014, in addition to consideration of Gran Tierra’s overall operational and financial results, as more fully described in “Compensation Discussion and Analysis” above. Because these amounts are established based on the Compensation Committee’s subjective assessment, they are reported as bonuses rather than non-equity incentive plan compensation.

(3)	Granted under terms of Gran Tierra’s 2007 Equity Incentive Plan. Assumptions made in the valuation of stock options granted are discussed in Note 8 to Gran Tierra’s 2014 Consolidated Financial Statements, which can be found in Item 8 of Gran Tierra’s Form 10-K filed with the SEC on March 2, 2015. Reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation – Stock Compensation (“ASC 718”).

(4)	Granted under terms of Gran Tierra’s 2007 Equity Incentive Plan. The amounts shown represent the aggregate grant date fair value of time-vested RSUs based on the closing price of Gran Tierra’s common stock on the grant date computed in accordance with ASC 718. Under the terms of the 2007 Equity Incentive Plan and Restricted Stock Unit Award Agreement, upon the vesting of units, the holder will receive, at the option of Gran Tierra, either the underlying number of shares of Gran Tierra’s common stock or a cash payment equal to the value of the underlying shares, in each case net of taxes and other required withholdings.

(5)	Mr. Nightingale served as our President, Gran Tierra Colombia Ltd. until August 2014, and as our Chief Operating Officer from September 2014 to February 2015, and as our Interim Chief Executive Officer and President beginning in February 2015.

(6)	Consists of payments related to Mr. Nightingale’s expat assignment in Colombia for cost of living, housing and other allowances of $143,670, life insurance premiums and medical plan of $2,919, health club membership of $7,273, car allowance of $79,096 (which includes the cost of a driver of $66,410), $9,923 in contributions to Mr. Nightingale’s account under the employee matching savings plan offered to employees of Gran Tierra Energy Colombia Ltd., a vacation payout of $49,160, relocation assistance of $21,763 and parking allowance of $879.

(7)	On February 2, 2015, Mr. Coffield ceased to be an employee or officer of Gran Tierra.

(8)	Consists of critical illness and disability insurance premiums and life insurance premiums of $10,369 and parking allowance of $2,638.

(9)	Consists of a vacation payout of $13,372, life insurance premiums of $1,322 and parking allowance of $2,638.

(10)	Consists of a vacation payout of $37,618, critical illness and disability insurance premiums and life insurance premiums of $11,131 and parking allowance of $2,638.

(11)	Mr. Monges was not a named executive officer in 2012 or 2013, and consequently his compensation for those years was not previously reported, and in accordance with SEC rules is not reported here.

(12)	Consists of $29,000 vehicle and driver and $12,761 for health and medical insurance premiums.

(13)	Mr. O’Leary resigned as an officer of Gran Tierra, effective September 1, 2014, and as an employee of Gran Tierra, effective October 1, 2014.

(14)	Consists of critical illness and disability insurance premiums and life insurance premiums of $6,611 and parking allowance of $1,978.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2014, certain information regarding grants of plan-based awards to the Named Executive Officers:

					Exercise
					or	Grant Date
			Number of		Base	Fair
			Shares	Number of	Price	Value of
			Underlying	Securities	of	Option and
		Date of	Stock or	Underlying	Option	Stock
	Grant	Corporate	Units	Options	Awards	Awards
Name	Date	Approval (1)	(#)	(#)	($/Sh)	($)(2)(3)
Mr. Nightingale	02/28/2014	02/06/2014	–	75,000	$7.09	$187,538
	02/06/2014	02/06/2014	25,000	–	$–	$186,250
	09/01/2014	06/24/2014	–	70,000	$6.71	$165,053
	09/01/2014	06/24/2014	27,500	–	$–	$181,775
Mr. Coffield	02/28/2014	02/06/2014	–	260,000	$7.09	$650,130
	02/06/2014	02/06/2014	95,000	–	$–	$707,750
Mr. Rozon	02/28/2014	02/06/2014	–	165,000	$7.09	$412,583
	02/06/2014	02/06/2014	60,000	–	$–	$447,000
Mr. Hardy	02/28/2014	02/06/2014	–	100,000	$7.09	$250,050
	02/06/2014	02/06/2014	35,000	–	$–	$260,750
Mr. Monges	02/28/2014	02/06/2014	–	70,000	$7.09	$175,035
	02/06/2014	02/06/2014	25,000	–	$–	$186,250
Mr. O’Leary	02/28/2014	02/06/2014	–	215,000	$7.09	$241,458
	02/06/2014	02/06/2014	80,000	–	$–	$596,000

(1)	Represents the date that the Board took the action to grant the award.

(2)	For option awards, represents the grant date fair value of such option award calculated in accordance with ASC 718 using the Black Scholes valuation model.

(3)	For stock awards, represents the grant date fair value of time-vested RSUs based on the closing price of Gran Tierra’s common stock on the grant date equal to (a) $7.45 per share for awards granted February 6, 2014, and (b) $6.61 per share for the award granted on September 1, 2014.

Agreements with Named Executive Officers

Employment Agreements with Messrs. Nightingale, Coffield, Rozon, Hardy and O’Leary

The employment agreements entered into with Messrs. Nightingale, Coffield, Hardy, Rozon and O’Leary have virtually identical terms except for:

•	the position held by each such person;

•	limitations on business class travel (Mr. Rozon may travel business class for flights over one hour, Messrs. Hardy and Nightingale may travel business class for flights over six hours, and Messrs. Coffield and O’Leary may travel business class for most flights);

•	Mr. Nightingale was entitled to receive contributions to the employee matching savings plan offered to employees of Gran Tierra Energy Colombia Ltd. while he was serving as our President, Gran Tierra Colombia Ltd.; and

•	Mr. Nightingale also was entitled to receive certain allowances related to his expatriate assignment, including a cost of living allowance, relocation assistance, health club membership, and car allowance while he was serving as our President, Gran Tierra Colombia Ltd.

The employment agreements provide that the respective executive will:

•	receive a base salary, as initially set forth therein and as thereafter determined by the Board;

•	be eligible to receive an annual bonus, as determined by the Board; and

•	be eligible to participate in the stock option and incentive award plans of Gran Tierra.

The bonuses are to be paid within 60 days of the end of the preceding year based on the executive performance.

The employment agreements do not have terms of specified duration. With respect to the employment agreements with all of the executive officers, the employment agreements provide for severance payments to each executive, in the event the executive is terminated without cause or the executive terminates the agreement for good reason, in the amount of two times the annualized base salary plus bonus payment for the prior 12 month period (in the case of Mr. Coffield) or in the amount of one times (effective February 19, 2015, two times) the annualized base salary plus bonus payment for the prior 12 month period for Mr. Nightingale, an amount equal to one-and-one-half times the annualized base salary plus bonus payment for the prior 12 month period (in the case of Messrs. Hardy and Rozon), or an amount equal to one-and-one-half times the annualized base salary plus bonus payment for the prior 18 month period for Mr. O’Leary.

With respect to the employment agreement with all of the named executive officers, the definitions of “cause,” “good reason” and “change in control” are set forth below.

“Cause” is defined as any of the following: (i) conviction of, or plea of nolo contendere to, a felony; (ii) participation in a fraud against Gran Tierra; (iii) participation in an act of dishonesty against Gran Tierra intended to result in the executive’s personal enrichment; (iv) willful material breach of Gran Tierra’s written policies; (v) intentional significant damage to Gran Tierra’s property by the executive; (vi) material breach of the employment agreement; or (vii) conduct by the executive that, in the good faith and reasonable determination of the Board, demonstrates gross unfitness to serve provided that in such event, Gran Tierra shall provide notice to the executive describing the nature of the gross unfitness and the executive shall thereafter have ten (10) days to cure such gross unfitness if such gross unfitness is capable of being cured. In the case of Mr. Rozon, “cause” also includes the intentional making of any material profit by Mr. Rozon or his family at the expense of Gran Tierra, without Gran Tierra’s written consent.

“Good reason” includes (i) an adverse change in the executive’s position, title, duties or responsibilities, or any failure to re-elect him to such position (except for termination for “cause”); (ii) a reduction in the executive’s base salary unless all other executive officers are similarly reduced, or a change in the basis upon which the executive’s annual compensation is paid or determined except that annual performance bonuses are discretionary and shall not be considered adverse under the agreement if a performance bonus is reduced from a prior year or not paid; (iii) a change in control; or (iv) any breach by the employer of any material provision of the employment agreement.

A “Change in Control” is defined as (i) a dissolution, liquidation or sale of all or substantially all of the assets of Gran Tierra; (ii) a merger or consolidation in which Gran Tierra is not the surviving corporation; (iii) a reverse merger in which Gran Tierra is the surviving corporation but the shares of Gran Tierra’s common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise; or (iv) the acquisition by any person, entity or group within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act (excluding any employee benefit plan, or related trust, sponsored or maintained by Gran Tierra or any affiliate of Gran Tierra) of the beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities of Gran Tierra representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors.

All agreements include standard insurance, non-competition and confidentiality provisions.

Gran Tierra entered into a severance agreement with Mr. O’Leary providing for (1) the payment of Mr. O’Leary’s bonus for 2014 at 100% of target, pro-rated to his retirement date (CDN$237,600) and (2) for the acceleration of vesting of the long term incentive plan awards held by Mr. O’Leary (stock options to purchase 335,000 shares, and restricted stock units to acquire 86,668 shares, of Gran Tierra common stock) that would have vested in the two year period beginning December 31, 2014, in connection with Mr. O’Leary’s retirement as Chief Operating Officer. We also entered into a consulting agreement with Mr. O’Leary from October 1, 2014, to December 31, 2014, at a rate of CDN$225 per hour, with an option to extend the consulting period for a period not to exceed three months upon the mutual agreement of the parties. The consulting agreement with Mr. O’Leary was subsequently extended to March 31, 2015. No amounts were ever paid to Mr. O'Leary pursuant to the consulting agreement.

Employment Agreement with Mr. Monges

The employment agreement entered into with Mr. Monges provides that he will:

•	receive a base salary, as set forth therein and as thereafter determined by the Board;

•	receive mandatory bonuses in July and December of each year, as appropriate;

•	be eligible to receive an annual bonus, as determined by the Board;

•	be eligible to participate in the stock option and incentive award plans of Gran Tierra; and

•	certain other compensation rights and benefits as may be applicable under Peruvian labor laws.

The employment agreement does not have a specified term of duration. In the event Mr. Monges is terminated without cause and he has the legal right to severance under Peruvian labor laws, the employment agreement provides that the executive shall receive legal severance under Peruvian labor laws computed based upon an employment commencement date of October 1, 2011. The employment agreement also provides that the executive shall receive an additional voluntary severance payment equal to the difference between the legal severance amount set forth in the preceding sentence and the amount Mr. Monges would have received under Peruvian law using 60% of the monthly salary earned by the executive as an employee of Petrolifera Petroleum del Peru S.A.C. prior to October 1, 2011 as the basis for computing the legal severance amount.

The employment agreement includes standard non-competition and confidentiality provisions.

Outstanding Equity Awards at Fiscal Year-End

The following table shows for the fiscal year ended December 31, 2014, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Unearned Shares or Units That Have Not Vested ($)
Mr. Nightingale	166,667	(1)	0	$3.95	Sept 8, 2019
	30,000	(1)	0	$5.90	Mar 3, 2020
	50,000	(1)	0	$8.40	Mar 8, 2021
	33,333	(2)	16,667	$5.83	Mar 1, 2022
	25,000	(3)	50,000	$6.28	May 7, 2018
	0	(4)	75,000	$7.09	Feb 28, 2019
	0	(5)	70,000	$6.71	Aug 31, 2019
						69,167	$266,293	(6)(7)
Mr. Coffield	200,000	(1)	0	$2.51	Dec 15, 2018
	200,000	(1)	0	$5.90	Mar 3, 2020
	375,000	(1)	0	$8.40	Mar 8, 2021
	250,000	(2)	125,000	$5.83	Mar 1, 2022
	70,833	(3)	141,677	$6.28	May 7, 2018
	0	(4)	260,000	$7.09	Feb 28, 2019
						142,200	$547,470	(6)
Mr. Rozon	25,000	(1)	0	$1.72	Nov 13, 2017
	125,000	(1)	0	$2.51	Dec 15, 2008
	40,000	(1)	0	$5.90	Mar 3, 2020
	35,000	(1)	0	$8.40	Mar 8, 2021
	23,333	(2)	11,667	$5.83	Mar 1, 2022
	52,500	(3)	105,000	$6.28	May 7, 2018
	0	(4)	165,000	$7.09	Feb 28, 2019
						95,000	$365,750	(6)
Mr. Hardy	150,000	(1)	0	$5.90	Mar 3, 2020
	100,000	(1)	0	$8.40	Mar 8, 2021
	66,667	(2)	33,333	$5.83	Mar 1, 2022
	25,000	(3)	50,000	$6.28	May 7, 2018
	0	(4)	100,000	$7.09	Feb 28, 2019
						51,667	$198,918	(6)
Mr. Monges	100,000	(1)	0	$7.40	May 12, 2021
	33,333	(2)	16,667	$5.83	Mar 1, 2022
	16,667	(3)	33,333	$6.28	May 7, 2018
	0	(4)	70,000	$7.09	Feb 28, 2019
						36,100	$138,985	(6)
Mr. O’Leary	125,000	(1)	0	$5.90	Mar 3, 2020
	275,000	(1)	0	$8.40	Mar 8, 2021
	275,000	(8)	0	$5.83	Mar 1, 2022
	150,000	(8)	0	$6.28	May 7, 2018
	143,333	(8)	71,667	$7.09	Feb 28, 2019
						26,666	$102,664	(6)

(1)	Fully vested.

(2)	The right to exercise the option vested one third on February 28, 2013, one third on February 28, 2014, and would vest one third on February 28, 2015, in each case if the option holder is still employed by Gran Tierra on such date.

(3)	The right to exercise the option vested one third on March 1, 2014, and will vest one third on March 1, 2015, and one third on March 1, 2016, in each case if the option holder is still employed by Gran Tierra on such date.

(4)	The right to exercise the option will vest one third on February 28, 2015, one third on February 28, 2016, and one third on February 28, 2017, in each case if the option holder is still employed by Gran Tierra on such date.

(5)	The right to exercise the option will vest one third on September 1, 2015, one third on September 1, 2017, and one third on September 1, 2018, in each case if the option holder is still employed by Gran Tierra on such date.

(6)	Includes the portion of RSUs granted on May 2, 2013, and RSUs granted on February 6, 2014, and not yet vested on December 31, 2014. The RSUs granted on May 2, 2013, will continue to vest over the next two years, with one half on March 1, 2015, and one half on March 1, 2016. The RSUs granted on February 6, 2014 will vest over the next three years, with one third vesting on March 1, 2015, and one third on March 1, 2016, and one third on March 1, 2017, in each case if the holder is still employed by Gran Tierra on such date. Upon the vesting of units, the holder will receive, at the option of Gran Tierra, either the underlying number of shares of Gran Tierra’s common stock or a cash payment equal to the value of the underlying shares, in each case net of taxes and other required withholdings. The market value is based on the closing price of Gran Tierra’s common stock on December 31, 2014, equal to $3.85.

(7)	Includes RSUs granted on September 1, 2014, and not yet vested on December 31, 2014. The RSUs vest over a three year period, with one third vesting on September 1, 2015, one third will vest on March 1, 2016, and one third will vest on March 1, 2017, in each case if the holder is still employed by Gran Tierra on such date. Upon the vesting of units, the holder will receive, at the option of Gran Tierra, either the underlying number of shares of Gran Tierra’s common stock or a cash payment equal to the value of the underlying shares, in each case net of taxes and other required withholdings. The market value is based on the closing price of Gran Tierra’s common stock on December 31, 2014, equal to $3.85.

(8)	Includes accelerated vesting pursuant to Mr. O’Leary’s severance agreement with us, whereby one third of the option granted on March 1, 2012, two thirds of the options granted on May 7, 2013, and February 28, 2014, and two thirds of the RSU granted on February 28, 2014, were accelerated and vested on December 31, 2014.

Option Exercises and Stock Vested

The following table presents information concerning the aggregate number of shares for which stock awards vested during the year ended December 31, 2014, for the Named Executive Officers. There were no option exercises for the Named Executive Officers during the year 2014.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Mr. Nightingale	8,333	59,164
Mr. Coffield	23,600	167,560
Mr. Rozon	17,500	124,250
Mr. Hardy	8,333	59,164
Mr. Monges	5,550	39,405
Mr. O’Leary (3)	103,334	452,000

(1)	Stock Awards were completely settled in cash and no shares of common stock were issued.

(2)	Represents the market price of common stock on the date the shares of common stock subject to the stock award vested multiplied by the number of shares vested.

(3)	Includes 86,668 RSUs cashed out at December 31, 2014, pursuant to Mr. O’Leary’s severance agreement with us.

Nonqualified Deferred Compensation

Our named executive officers do not participate in a Gran Tierra deferred compensation plan.

Potential Payouts Upon Termination or Corporate Transaction

The named executive officers other than Mr. Monges are entitled to severance payments in the event of an involuntary termination of employment by Gran Tierra other than for “cause” (as defined in their employment agreements), or a termination of employment by the Named Executive Officer for “good reason” (as defined in their employment agreements, including a change in control of Gran Tierra), as follows:  Mr. Coffield was eligible to receive a payment equal to two times the previous 12 months total compensation; Mr. O’Leary was eligible for a payment equal to one-and-one-half times the annualized previous 18 months total compensation; Mr. Nightingale is eligible for a payment equal to two times the previous 12 months total compensation, effective February 19, 2015 (one times prior to such date); and each of Messrs. Hardy and Rozon is eligible for a payment equal to one-and-one-half times the previous 12 months total compensation. In the event of an involuntary termination of his employment without cause, Mr. Monges is eligible to receive a payment equal to legal severance under Peruvian labor laws computed based upon an employment commencement date of October 1, 2011, and an additional voluntary severance payment equal to the difference between the actual legal severance amount and the amount of legal severance Mr. Monges would have received under Peruvian labor laws using 60% of the monthly salary earned by Mr. Monges as an employee of Petrolifera Petroleum del Peru S.A.C. prior to October 1, 2011, as the basis for computing the legal severance amount.

Except as otherwise stated in the 2007 Equity Incentive Plan, in the event of specified significant corporate transactions (as defined in the 2007 Equity Incentive Plan), such as a sale or other disposition of all or substantially all of Gran Tierra’s assets, a sale of at least 50% of Gran Tierra’s outstanding securities, a merger in which Gran Tierra is not the surviving entity, or a merger in which Gran Tierra is the surviving entity, but Gran Tierra’s common stock outstanding immediately prior to the transaction is exchanged or converted into other property, any surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) may assume or continue any or all outstanding stock awards under the 2007 Equity Incentive Plan or may substitute similar stock awards for stock awards outstanding under the 2007 Equity Incentive Plan in connection with such specified corporate transaction. Regardless of whether a surviving corporation or acquiring corporation (or its parent) does assume or continue any or all such outstanding stock awards or substitute a similar stock award for only a portion of a stock award, with respect to any such awards that are held by optionees then performing services for Gran Tierra or any of Gran Tierra’s affiliates, (i) the vesting and exercisability of such awards shall (contingent to the effectiveness of such corporate transaction) be accelerated in full to the date prior to the effective time of such corporate transaction as the Board shall determine (or, if the Board shall not determine, the date that is five days prior to the effective time of the corporate transaction), and (ii) any reacquisition or repurchase rights held by Gran Tierra with respect to such awards shall (contingent to the effectiveness of such corporate transaction) lapse and such awards will be terminated if not exercised prior to the effective date of the corporate transaction.

The table below estimates the amounts payable if an involuntary termination of employment without “cause,” or a termination for “good reason,” or a “corporate transaction” had occurred on December 31, 2014, for the Named Executive Officers using $3.85, the closing price of the stock on that date:

	Acceleration of Vesting
Name	Stock Options ($)(1)	RSUs ($)(1)	Severance Payment ($)(2)	Total ($)
Mr. Nightingale (3)
Termination without Cause or Resignation for Good Reason	-	-	514,828	514,828
Corporate Transaction	-	266,293	-	266,293
Termination without Cause or Resignation for Good Reason following a Corporate Transaction	-	266,293	514,828	781,121
Mr. Coffield
Termination without Cause or Resignation for Good Reason	-	-	1,825,862	1,825,862
Corporate Transaction	268,000	547,470	-	815,470
Termination without Cause or Resignation for Good Reason following a Corporate Transaction	268,000	547,470	1,825,862	2,641,332
Mr. Rozon
Termination without Cause or Resignation for Good Reason	-	-	833,405	833,405
Corporate Transaction	220,750	365,750	-	586,500
Termination without Cause or Resignation for Good Reason following a Corporate Transaction	220,750	365,750	833,405	1,419,905
Mr. Hardy
Termination without Cause or Resignation for Good Reason	-	-	777,155	777,155
Corporate Transaction	-	198,918	-	198,918
Termination without Cause or Resignation for Good Reason following a Corporate Transaction	-	198,918	777,155	976,073
Mr. Monges
Termination without Cause or Resignation for Good Reason	-	-	152,107	152,107
Corporate Transaction	-	138,985	-	138,985
Termination without Cause or Resignation for Good Reason following a Corporate Transaction	-	138,985	-	291,092
Mr. O’Leary (4)
Retirement	-	333,672	-	333,672

(1)	Unvested equity awards will accelerate and become fully vested immediately prior to a Corporate Transaction. With respect to stock options, the value is calculated as (a) the difference between $3.85, the closing price of our common stock on December 31, 2014, and the exercise price of the applicable option, multiplied by (b) the number of unvested options subject to accelerated vesting held by the applicable named executive officer. With respect to RSUs, the value is calculated as (a) $3.85, the closing price of our common stock on December 31, 2014, multiplied by (b) the number of unvested RSUs subject to accelerated vesting held by the applicable named executive officer.

(2)	Represents the severance payment equal to: two times the previous 12 months total compensation for Mr. Coffield; one-and-one-half times the previous 12 months total compensation for each of Messrs. Hardy and Rozon; one times the previous 12 months total compensation for Mr. Nightingale; and the legal severance amount calculated in accordance with Peruvian labor laws and the voluntary severance amount calculated in accordance with his employment agreement for Mr. Monges. The amount indicated does not include the payment of any accrued vacation that may be due upon termination of employment.

(3)	In connection with his appointment as our Interim President and Chief Executive Officer, effective February 2015, Mr. Nightingale is entitled to severance payment equal to two times his previous 12 months total compensation.

(4) Mr. O’Leary was not employed by Gran Tierra on December 31, 2014, and so was not entitled to termination benefits at December 31, 2014. His termination benefits, as reported in the table above, are the actual benefits he received in connection with his termination of employment with us on October 1, 2014.

Director Compensation

The following table shows for the fiscal year ended December 31, 2014, certain information with respect to the compensation of all non-employee directors of Gran Tierra:

Name	Fees Earned or Paid in Cash (1)	Option Awards (2) (3)	Total ($)
Jeffrey Scott	$97,069	$284,655	$381,724
Nicholas G. Kirton	$89,483	$241,957	$331,440
J. Scott Price	$78,621	$241,957	$320,578
Gerald Macey	$89,397	$241,957	$331,354
Verne Johnson(4)	$84,504	$35,070	$119,574

(1)	All compensation to non-employee directors is paid in Canadian dollars and converted into U.S. dollars for the purposes of the above table. See “Presentation in U.S. Dollars” above for conversion rates.

(2)	Assumptions made in the valuation of stock options granted are discussed in Note 8 to Gran Tierra’s 2014 Consolidated Financial Statements, which can be found in Item 8 of Gran Tierra's Form 10-K filed with the SEC on March 2, 2015. Reflects the aggregate grant date fair value computed in accordance with ASC 718. Each director received only one option grant award in 2014, the fair market value of which is reflected in the table.

(3)	At December 31, 2014, the following non-employee directors held options to purchase the following number of shares:

Name	Shares
Mr. Scott	1,235,000
Mr. Kirton	605,000
Mr. Price	505,000
Mr. Macey	295,000
Mr. Johnson(4)	-

(4)	Mr. Johnson resigned as a member of the Board effective August 18, 2014.

On February 28, 2014, each of the above non-employee directors was granted an option to purchase 85,000 shares (100,000 shares in the case of Mr. Scott, Gran Tierra’s Chairman of the Board) of Gran Tierra common stock at an exercise price of $7.09, the fair market value on the date of grant.

For 2014, Gran Tierra paid an annual fee of CDN$35,000 to each director who serves on the Board and an additional CDN$35,000 for the Chairman of the Board. Gran Tierra also paid an additional annual fee of CDN$15,000 for each committee chair (except for the audit committee) and CDN$10,000 for each committee member (except for the audit committee). The audit committee chair was paid an annual fee of CDN$30,000 and each member was paid an annual fee of CDN$15,000. In addition, a fee of CDN$1,200 was paid for each Board or committee meeting attended. Directors who are not Gran Tierra employees are eligible to receive awards under Gran Tierra’s 2007 Equity Incentive Plan, and received the grants of stock options to acquire 85,000 shares (other than the Chairman of the Board, who receive a stock option to acquire 100,000 shares). Compensation arrangements with the directors who are also Gran Tierra employees are described in the preceding sections of this Item 11.

In February 2015, the Board established non-employee director compensation for 2015 to be as follows:  CDN$35,000 to each director who serves on the Board; and an additional CDN$45,000 for the Lead Independent Director. Gran Tierra also pays an additional annual fee of: CDN$30,000 for the audit committee chair; CDN$22,500 for the compensation committee chair; $15,000 for each other committee chair; CDN$15,000 for each audit committee member other than the chair; CDN$12,500 for each compensation committee member other than the chair; and $10,000 for each other committee member other than the chair. In addition, a fee of CDN$1,200 is paid for each Board or committee meeting attended. In addition, non-employee directors will receive a stock option to purchase 55,000 shares (other than the Lead Independent Director, who will receive a stock option to purchase 80,000 shares) of common stock of Gran Tierra under Gran Tierra’s 2007 Equity Incentive Plan, with an exercise price equal to the fair market value on the date of grant and with a three year vesting term.

In February 2015, the Board established the compensation for Mr. Scott, the Executive Chairman of the Board, to be as follows: annual base salary of CDN$360,000, annual bonus target of the greater of 100% of base salary and 200% of base salary in the event of a change of control, a stock option to purchase 400,000 shares of common stock of Gran Tierra and restricted stock units to acquire 100,000 shares of common stock of Gran Tierra, each under Gran Tierra’s 2007 Equity Incentive Plan, with an exercise price equal to the fair market value on the date of grant and with a three year vesting term.

Compensation Committee Report6

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained herein.  Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in our proxy statement for the 2015 annual meeting of the shareholders and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

J. Scott Price, Chair

Gerald J. Macey

Compensation Committee Interlocks and Insider Participation

As noted above, Gran Tierra’s Compensation Committee consists of Messrs. Macey and Price. None of the members of the Compensation Committee has at any time been an officer or employee of Gran Tierra. No member of the Board or of the Compensation Committee served as an executive officer of another entity that had one or more of Gran Tierra’s executive officers serving as a member of that entity’s board or compensation committee.

6 The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the SEC and is not deemed to be incorporated by reference in any filing of Gran Tierra under the Securities Act or the Exchange Act, other than Gran Tierra’s Annual Report on Form 10-K, where it shall be deemed to be “furnished,” whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Gran Tierra’s common stock as of February 28, 2015, by (1) each nominee for director; (2) each of the executive officers named in the Summary Compensation Table, (3) each person known by Gran Tierra to beneficially own more than 5% of the outstanding shares of Gran Tierra’s common stock and (4) all of Gran Tierra’s executive officers and directors as a group. All ownership percentage calculations below assume that all Exchangeable Shares have been converted on a one-for-one basis into corresponding shares of our common stock, as such shares vote together with our common stock on all matters as if shares of our common stock.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Dana Coffield (2)	2,983,405	1.04%
David Hardy (3)	487,860	*
Duncan Nightingale (4)	371,667	*
Shane O’Leary (5)	0	*
James Rozon (6)	420,000	*
Carlos Monges (7)	208,156	*
Jeffrey Scott (8)	3,563,860	1.24%
Nicholas G. Kirton (9)	579,894	*
Gerald Macey (10)	243,333	*
J. Scott Price (11)	3,544,413	1.24%
Blackrock, Inc. (12)	19,662,150	6.87%
Entities affiliated with Massachusetts Financial Services Co (13)	19,986,968	6.98%
Entities affiliated with Amber Capital Management LP (14)	15,780,536	5.51%
Entities affiliated with West Face Capital Inc. (15)	27,000,000	9.43%

Directors and executive officers as a group (total of 9 persons) (16)	9,487,950	3.27%

*	Less than 1%.

(1)	Beneficial ownership is calculated based on 286,192,096 shares of common stock issued and outstanding as of February 28, 2015, which, for purposes of this table includes 9,197,407 Exchangeable Shares issued and outstanding as of February 28, 2015, as such shares are immediately exchangeable for shares of our common stock and vote together with our common stock on all matters as if shares of our common stock. The number of shares beneficially owned by a person also includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2015. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable. The beneficial ownership by entities affiliated with Amber Capital Management LP is as of March 6, 2015, and the beneficial ownership of entities affiliated with West Face Capital Inc. is as of April 13, 2015, and percentage beneficial ownership for each of these are calculated based on the number of shares outstanding as of February 28, 2015, as described above.

(2)	On February 2, 2015, Mr. Coffield ceased to be an employee or officer of Gran Tierra. Includes shares issuable upon exercise of options to acquire 1,095,833 shares of common stock exercisable within 60 days of February 28, 2015, and 1,689,683 shares issuable upon exchange of Exchangeable Shares.

(3)	Consists of 433,333 shares issuable upon exercise of options to acquire shares of common stock exercisable within 60 days of February 28, 2015, 19,527 shares issuable upon exchange of Exchangeable Shares owned by Mr. Hardy’s spouse and 35,000 shares of common stock owned by Mr. Hardy’s spouse. Mr. Hardy disclaims beneficial ownership of the shares owned by his spouse, except to the extent of his pecuniary interest therein.

(4)	Consists solely of shares issuable upon exercise of options exercisable within 60 days of February 28, 2015

(5)	Mr. O’Leary resigned as an employee of Gran Tierra, effective October 1, 2014.

(6)	Consists solely of shares issuable upon exercise of options exercisable within 60 days of February 28, 2015.

(7)	Includes 206,667 shares issuable upon exercise of options to acquire shares of common stock exercisable within 60 days of February 28, 2015.

(8)	Includes 1,149,999 shares issuable upon exercise of options to acquire shares of common stock exercisable within 60 days of February 28, 2015, and 1,688,889 shares issuable upon exchange of Exchangeable Shares.

(9)	Includes 533,333 shares issuable upon exercise of options to acquire shares of common stock exercisable within 60 days of February 28, 2015, and 44,090 shares of common stock held by Mr. Kirton’s spouse
(10)	Includes 223,333 shares issuable upon exercise of options to acquire shares of common stock exercisable within 60 days of February 28, 2015.

(11)	Consists of 433,333 shares issuable upon exercise of options to acquire shares of common stock exercisable within 60 days of February 28, 2015, and 3,111,080 shares issuable upon exchange of Exchangeable Shares.

(12)	Based upon a Schedule 13G/A filed January 26, 2015, reporting beneficial ownership as of December 31, 2014. BlackRock, Inc. has sole voting power with respect to 17,520,710 of these shares, and sole dispositive power with respect to all of these shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.

(13)	Based upon a Form 13F reporting beneficial ownership as of December 31, 2014. Massachusetts Financial Services Co has sole voting power with respect to 12,721,779 of these shares, and sole dispositive power with respect to 13,063,604 of these shares. MFS Institutional Advisors, Inc., has sole voting and dispositive power with respect to 2,269,344 of these shares. MFS Investment Management Company (LUX) S.A.R.L. has sole voting and dispositive power with respect to 32,364 of these shares. MFS International (U.K.) Limited has sole dispositive power with respect to 371,929 of these shares. MFS Heritage Trust Company has sole voting and dispositive power with respect to 586,261 of these shares. MFS Investment Management Canada Ltd has sole voting power with respect to 3,441,178 of these shares and sole dispositive power with respect to 3,663,466 of these shares. The address for each of the above named entities is c/o Massachusetts Financial Services Co, 111 Huntington Avenue, 24th Floor, Boston, MA 02199.

(14)	Based upon a Schedule 13G filed March 16, 2015, reporting beneficial ownership as of March 6, 2015. Amber Capital Management LP (“Amber Capital Management”), Amber Capital UK LLP (“Amber UK”), Amber Capital LP (“Amber Capital”), Amber Global Opportunities Master Fund Ltd. (“Amber Global”), Michel Brogard and Joseph Oughourlian have shared voting and dispositive power with respect to all of these shares. The address of Amber Capital Management and Amber Global is PO Box 309 Ugland House, Grand Cayman KY1-1104, Cayman Islands. The address of Amber UK and Mr. Oughourlian is 14-17 Market Place, London, United Kingdom W1W 8AJ. The address of Amber Capital and Mr. Brogard is 900 Third Avenue, Suite 1103, New York, NY 10022.

(15)	Based upon a Schedule 13D filed April 21, 2015, reporting beneficial ownership as of April 13, 2015. West Face Capital Inc., Gregory A. Boland, Gary Guidry, Ryan Ellson, James Evans, Lawrence West and Dulat Zhurgenbay have shared voting and dispositive power with respect to all of these shares. All of these shares are held for the account of West Face SPV (Cayman) I L.P. The address of West Face Capital Inc. and Mr. Boland is 2 Bloor Street East, Suite 3000, Toronto, Ontario M4W 1A8. The address of Messrs. Guidry, Ellson, Evans, West and Zhurgenbay is #1101, 321 – 6th Avenue SW, Calgary, Alberta T2P 3H3.

(16)	Includes 3,831,432 shares issuable upon exercise of options to acquire shares of common stock exercisable within 60 days of February 28, 2015, and 4,819,496 shares issuable upon exchange of Exchangeable Shares.

The following table provides certain information with respect to securities authorized for issuance under Gran Tierra’s equity compensation plans in effect as of the end of December 31, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	13,790,220	$5.93	15,006,076
Equity compensation plans not approved by security holders	—	—	—
	13,790,220	$5.93	15,006,076

The only equity compensation plan approved by our stockholders is our 2007 Equity Incentive Plan, which is an amendment and restatement of our 2005 Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions Policy and Procedures

Gran Tierra discourages transactions with related persons.  The charter of the Audit Committee provides that the Audit Committee is charged with reviewing and approving or disapproving any related person transactions, as defined under Regulation S-K, Item 404.  In addition, potential related persons transactions are to be referred to the Chief Executive Officer, and brought to the attention of the full Board if material.

Certain Related-Person Transactions

Gran Tierra has entered into indemnity agreements with certain officers and directors which provide, among other things, that Gran Tierra will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of Gran Tierra, and otherwise to the fullest extent permitted under Nevada law and Gran Tierra’s Bylaws.

Independence of Directors

Gran Tierra follows the listing standards of the NYSE MKT. As required under the NYSE MKT listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors.  The Board consults with Gran Tierra’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the NYSE MKT listing standards, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and Gran Tierra, its senior management and its independent auditors, the Board has affirmatively determined that the following three of four directors are independent directors within the meaning of the applicable NYSE MKT listing standards: Messrs. Kirton, Macey and Price.  In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with Gran Tierra.  Jeff Scott, Gran Tierra’s Executive Chairman, is not an independent director by virtue of his employment with Gran Tierra.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

Set forth below is a summary of fees paid to Deloitte LLP, our independent registered chartered accountants, for services in the fiscal periods ended December 31, 2014, and December 31, 2013.  In determining the independence of Deloitte LLP, the Audit Committee considered whether the provision of non-audit services is compatible with maintaining Deloitte LLP’s independence.

	Fiscal Year Ended
	2014	2013
Audit Fees	$1,438,964	$1,561,745
Audit-related Fees	–	–
Tax Fees	–	–
All Other Fees	310,234	35,110
Total Fees	$1,749,498	$1,596,855

Audit Fees

The total audit fees and reimbursement of expenses paid to Deloitte LLP were for audits, reviews of the quarterly financial statements, and the preparation of consents.

All Other Fees

Other fees in 2014 included audit support for the sale of our Argentina business unit, IFRS support for Peru and Colombia and regulatory filing support for Colombia. Other fees in 2013 included projects for information technology security, and advisory work and assessments on privileged access.

All fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures

Our Audit Committee is responsible for the engagement of the independent auditors and for approving, in advance, all auditing services and permitted non-audit services to be provided by the independent auditors. The Audit Committee maintains a policy for the engagement of independent auditors that is intended to maintain the independence from Gran Tierra of the independent auditors. In adopting this policy, our Audit Committee considered the various services that independent auditors have historically performed or may be needed to perform in the future for Gran Tierra. Under this policy:

•	the Audit Committee approves the performance by the independent auditors of auditing or permitted non-audit services, subject to restrictions in certain cases, based on the Audit Committee’s determination that this would not be likely to impair the independence of the independent auditors from Gran Tierra;

•	Gran Tierra’s management must obtain the specific prior approval of our Audit Committee for each engagement of the independent auditors to perform any auditing or permitted non-audit services; and

•	the performance by the independent auditors of certain types of services (bookkeeping or other services related to the accounting records or financial statements of Gran Tierra; financial information systems design and implementation; appraisal or valuation services, fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions or human resources; broker or dealer, or investment adviser or investment banking services; legal services and expert services unrelated to the audit; and any other service that the applicable federal oversight regulatory authority determines, by regulation, is impermissible) is prohibited due to the likelihood that their independence would be impaired.

In its review of all non-audit service fees, our Audit Committee considers, among other things, the possible effect of these services on the independence of our independent auditors. Relevant considerations include, but are not limited to, whether the services are prohibited pursuant to SEC rules, whether the auditors are best positioned to provide the services, and the percentage of total services the non-audit services will comprise.

Any approval required under this policy must be given by our Audit Committee or by the chairperson of the Audit Committee in office at the time, provided that any pre-approval decisions made by the chairperson must be reported to the Audit Committee at its next scheduled meeting. Gran Tierra’s Audit Committee will not delegate its responsibilities to approve services performed by the independent auditors to any member of management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: April 30, 2015	/s/ Jeffrey Scott
By: Jeffrey Scott
Executive Chairman of the Board, Director
(Principal Executive Officer)

Date: April 30, 2015	/s/ Duncan Nightingale
By: Duncan Nightingale
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2015	/s/ James Rozon
By: James Rozon
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit No.	Description	Reference

31.1	Certification of Principal Executive Officer.	Filed herewith.
31.2	Certification of Principal Financial Officer.	Filed herewith.
31.3	Certification of Principal Executive Officer.	Filed herewith.

