Form 10-Q
period 2015-06-30
GRAN TIERRA ENERGY INC.
filed 2015-08-05
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015

or

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

On July 31, 3015, the following number of shares of the registrant’s capital stock were outstanding: 277,748,335 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value, representing 3,638,889 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing 5,044,777 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2015

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

GLOSSARY OF OIL AND GAS TERMS

In this document, the abbreviations set forth below have the following meanings:

bbl	barrel	BOE	barrels of oil equivalent
Mbbl	thousand barrels	MBOE	thousand barrels of oil equivalent
MMbbl	million barrels	BOEPD	barrels of oil equivalent per day
bopd	barrels of oil per day	Mcf	thousand cubic feet
NAR	net after royalty

Sales volumes represent production NAR adjusted for inventory changes and losses. Our production and oil and gas reserves are also reported NAR, except as otherwise noted. NGL volumes are converted to BOE on a one-to-one basis with oil. Gas volumes are converted to BOE at the rate of 6 Mcf of gas per bbl of oil, based upon the approximate relative energy content of gas and oil. The rate is not necessarily indicative of the relationship between oil and gas prices. BOEs may be misleading, particularly if used in isolation. A BOE conversion ratio of 6 Mcf:1 bbl is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations and Retained Earnings (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE AND OTHER INCOME
Oil and natural gas sales (Note 4)	$69,350	$147,888	$145,581	$298,993
Interest income	382	638	803	1,388
	69,732	148,526	146,384	300,381
EXPENSES
Operating	24,133	25,346	55,567	47,212
Depletion, depreciation, accretion and impairment	69,473	41,937	155,627	86,201
General and administrative (Note 6)	10,298	13,932	17,592	26,795
Severance (Note 11)	1,988	—	6,366	—
Equity tax (Note 8)	—	—	3,769	—
Foreign exchange loss (gain)	2,969	10,044	(8,569)	5,834
Financial instruments gain (Note 10)	(1,366)	(2,604)	(1,408)	(5,013)
	107,495	88,655	228,944	161,029

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(37,763)	59,871	(82,560)	139,352
INCOME TAX (EXPENSE) RECOVERY
Current	(5,684)	(26,968)	(8,109)	(58,937)
Deferred	4,883	(1,419)	7,239	841
	(801)	(28,387)	(870)	(58,096)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(38,564)	31,484	(83,430)	81,256
Loss from discontinued operations, net of income taxes (Note 3)	—	(22,347)	—	(26,990)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(38,564)	9,137	(83,430)	54,266
RETAINED EARNINGS, BEGINNING OF PERIOD	194,756	456,090	239,622	410,961
RETAINED EARNINGS, END OF PERIOD	$156,192	$465,227	$156,192	$465,227

(LOSS) INCOME PER SHARE
BASIC
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.13)	$0.11	$(0.29)	$0.29
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(0.08)	—	(0.10)
NET INCOME (LOSS)	$(0.13)	$0.03	$(0.29)	$0.19
DILUTED
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.13)	$0.11	$(0.29)	$0.29
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(0.08)	—	(0.10)
NET INCOME (LOSS)	$(0.13)	$0.03	$(0.29)	$0.19
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	286,393,772	283,773,204	286,294,595	283,505,690
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	286,393,772	287,856,959	286,294,595	288,338,698

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$166,399	$331,848
Restricted cash	347	1,836
Accounts receivable	51,332	83,227
Marketable securities (Note 10)	9,686	7,586
Inventory (Note 5)	33,459	17,298
Taxes receivable	28,732	15,843
Prepaids	3,867	6,000
Deferred tax assets	1,416	1,552
Total Current Assets	295,238	465,190

Oil and Gas Properties
Proved	721,951	801,075
Unproved	324,979	316,856
Total Oil and Gas Properties	1,046,930	1,117,931
Other capital assets	10,339	11,013
Total Property, Plant and Equipment (Note 5)	1,057,269	1,128,944

Other Long-Term Assets
Restricted cash	3,847	2,037
Deferred tax assets	567	601
Taxes receivable	13,654	9,684
Other long-term assets	6,068	5,013
Goodwill	102,581	102,581
Total Other Long-Term Assets	126,717	119,916
Total Assets	$1,479,224	$1,714,050
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$34,260	$112,401
Accrued liabilities	53,346	75,430
Foreign currency derivative (Note 10)	—	3,057
Taxes payable	2,440	25,412
Deferred tax liabilities	23	1,040
Asset retirement obligation (Note 7)	5,582	8,026
Total Current Liabilities	95,651	225,366

Long-Term Liabilities
Deferred tax liabilities	156,194	175,324
Asset retirement obligation (Note 7)	25,657	27,786
Other long-term liabilities	7,178	8,889
Total Long-Term Liabilities	189,029	211,999

Contingencies (Note 9)
Shareholders’ Equity
Common Stock (Note 6) (277,728,335 and 276,072,351 shares of Common Stock and 8,703,666 and 10,119,745 exchangeable shares, par value $0.001 per share, issued and outstanding as at June 30, 2015, and December 31, 2014, respectively)	10,190	10,190
Additional paid in capital	1,028,162	1,026,873
Retained earnings	156,192	239,622
Total Shareholders’ Equity	1,194,544	1,276,685
Total Liabilities and Shareholders’ Equity	$1,479,224	$1,714,050

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income (loss)	$(83,430)	$54,266
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of income taxes (Note 3)	—	26,990
Depletion, depreciation, accretion and impairment	155,627	86,201
Deferred tax recovery	(7,239)	(841)
Non-cash stock-based compensation	582	2,624
Unrealized foreign exchange (gain) loss	(8,436)	4,567
Unrealized financial instruments gain	(5,157)	(351)
Equity tax	—	(1,642)
Cash settlement of asset retirement obligation (Note 7)	(1,964)	—
Net cash provided by operating activities of continuing operations before changes in operating assets and liabilities	49,983	171,814
Net change in assets and liabilities from operating activities of continuing operations
Accounts receivable and other long-term assets	23,652	(67,862)
Inventory	(7,697)	(9,348)
Prepaids	2,133	1,642
Accounts payable and accrued and other long-term liabilities	(21,102)	9,747
Taxes receivable and payable	(44,273)	(77,306)
Net cash provided by operating activities of continuing operations	2,696	28,687
Net cash used in operating activities of discontinued operations	—	(4,792)
Net cash provided by operating activities	2,696	23,895

Investing Activities
(Increase) decrease in restricted cash	(320)	351
Additions to property, plant and equipment	(91,785)	(173,440)
Changes in non-cash investing working capital	(76,642)	15,269
Net cash used in investing activities of continuing operations	(168,747)	(157,820)
Proceeds from sale of Argentina business unit, net of cash sold and transaction costs	—	42,755
Net cash used in investing activities of discontinued operations	—	(12,384)
Net cash used in investing activities	(168,747)	(127,449)

Financing Activities
Proceeds from issuance of shares of Common Stock (Note 6)	602	7,113
Net cash provided by financing activities	602	7,113

Net decrease in cash and cash equivalents	(165,449)	(96,441)
Cash and cash equivalents, beginning of period	331,848	428,800
Cash and cash equivalents, end of period	$166,399	$332,359

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$33,658	$76,506

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,	Year Ended December 31,
	2015	2014
Share Capital
Balance, beginning of period	$10,190	$10,187
Issue of shares of Common Stock (Note 6)	—	3
Balance, end of period	10,190	10,190

Additional Paid in Capital
Balance, beginning of period	1,026,873	1,008,760
Exercise of stock options (Note 6)	602	11,137
Stock-based compensation (Note 6)	687	6,976
Balance, end of period	1,028,162	1,026,873

Retained Earnings
Balance, beginning of period	239,622	410,961
Net loss	(83,430)	(171,339)
Balance, end of period	156,192	239,622

Total Shareholders’ Equity	$1,194,544	$1,276,685

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

Recently Issued Accounting Pronouncements

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory". The ASU provides guidance for the subsequent measurement of inventory and requires that inventory that is measured using average cost be measured at the lower and cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The implementation of this update is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows or disclosure.

3. Discontinued Operations

On June 25, 2014, the Company, through several of its indirect subsidiaries, sold its Argentina business unit to Madalena Energy Inc. ("Madalena") for aggregate consideration of $69.3 million, comprising $55.4 million in cash and $13.9 million in Madalena shares.

Accordingly, the results of the Company’s Argentina business unit are classified as “Loss from discontinued operations, net of income taxes” on the consolidated statements of operations for the three and six months ended June 30, 2014. Additionally, cash flows of the Company’s Argentina business unit are presented separately in the interim unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2014, as cash provided by or used in operating and investing activities of discontinued operations.

Revenue and other income and loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2014, were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2014	2014
Revenue and other income	$14,161	$31,985

Loss from operations of discontinued operations before income taxes	$(2,079)	$(6,252)
Income tax expense	(988)	(1,458)
Loss from operations of discontinued operations	(3,067)	(7,710)

Loss on sale before income taxes	(18,235)	(18,235)
Income tax expense	(1,045)	(1,045)
Loss on sale	(19,280)	(19,280)
Loss from discontinued operations, net of income taxes	$(22,347)	$(26,990)

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

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended June 30, 2015
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$67,627	$—	$1,723	$—	$69,350
Interest income	93	2	78	209	382
Depletion, depreciation, accretion and impairment	37,061	5,432	26,575	405	69,473
Income (loss) from continuing operations before income taxes	3,197	(8,261)	(28,211)	(4,488)	(37,763)
Segment capital expenditures	8,087	6,856	2,505	316	17,764
	Three Months Ended June 30, 2014
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$139,350	$—	$8,538	$—	$147,888
Interest income	184	—	434	20	638
Depletion, depreciation, accretion and impairment	39,348	103	2,241	245	41,937
Income (loss) from continuing operations before income taxes	62,481	(2,408)	3,750	(3,952)	59,871
Segment capital expenditures	45,688	41,912	3,433	306	91,339
	Six Months Ended June 30, 2015
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$141,694	$—	$3,887	$—	$145,581
Interest income	160	2	218	423	803
Depletion, depreciation, accretion and impairment	83,316	38,380	33,169	762	155,627
Income (loss) from continuing operations before income taxes	6,125	(43,703)	(35,092)	(9,890)	(82,560)
Segment capital expenditures	29,454	44,890	16,406	1,035	91,785
	Six Months Ended June 30, 2014
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$284,285	$—	$14,708	$—	$298,993
Interest income	321	—	859	208	1,388
Depletion, depreciation, accretion and impairment	80,598	311	4,820	472	86,201
Income (loss) from continuing operations before income taxes	148,492	(4,466)	5,700	(10,374)	139,352
Segment capital expenditures	96,231	62,805	13,799	605	173,440

	As at June 30, 2015
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Property, plant and equipment	$826,824	$93,700	$131,834	$4,911	$1,057,269
Goodwill	102,581	—	—	—	102,581
All other assets	176,055	23,602	3,421	116,296	319,374
Total Assets	$1,105,460	$117,302	$135,255	$121,207	$1,479,224

	As at December 31, 2014
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Property, plant and equipment	$888,822	$87,028	$148,457	$4,637	$1,128,944
Goodwill	102,581	—	—	—	102,581
All other assets	157,549	40,613	14,724	269,639	482,525
Total Assets	$1,148,952	$127,641	$163,181	$274,276	$1,714,050

The Company’s revenues are derived principally from uncollateralized sales to customers in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions.

In the three and six months ended June 30, 2015, the Company had two significant customers in Colombia: Ecopetrol S.A. ("Ecopetrol") and one other customer. In the three and six months ended June 30, 2015, sales to Ecopetrol accounted for 75% and 77%, respectively, of the Company's consolidated oil and natural gas sales from continuing operations and sales to the other customer accounted for 16% and 11%, respectively. In the three and six months ended June 30, 2014, sales to Ecopetrol accounted for 54% and 52%, respectively, of the Company's consolidated oil and natural gas sales from continuing operations and sales to the other significant customer accounted for 33% and 38%, respectively, of the Company's consolidated oil and natural gas sales from continuing operations.

5. Property, Plant and Equipment and Inventory

Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at June 30, 2015	As at December 31, 2014
Oil and natural gas properties
Proved	$1,920,806	$1,876,371
Unproved	324,979	316,856
	2,245,785	2,193,227
Other	28,499	27,287
	2,274,284	2,220,514
Accumulated depletion, depreciation and impairment	(1,217,015)	(1,091,570)
	$1,057,269	$1,128,944

In the three and six months ended June 30, 2015, the Company recorded ceiling test impairment losses in its Brazil cost center of $25.0 million and $29.3 million, respectively, related to lower oil prices. The Company follows the full cost method of accounting for its oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price during the 12 months period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the month price for each month within such period for that oil and natural gas. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of the Company's reserves.

In the three and six months ended June 30, 2015, the Company recorded impairment losses in its Peru cost center of $5.3 million and $38.0 million, respectively, related to costs incurred on Block 95.

Inventory

At June 30, 2015, oil and supplies inventories were $32.1 million and $1.4 million, respectively (December 31, 2014 - $15.2 million and $2.1 million, respectively). At June 30, 2015, the Company had 679 Mbbl of oil inventory (December 31, 2014 - 330 Mbbl).

6. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as Common Stock, par value $0.001 per share, 25 million are designated as Preferred Stock, par value $0.001 per share, and two shares are designated as special voting stock, par value $0.001 per share.

	Shares of Common Stock	Exchangeable Shares of Gran Tierra Exchangeco Inc.	Exchangeable Shares of Gran Tierra Goldstrike Inc.
Balance, December 31, 2014	276,072,351	5,595,118	4,524,627
Options exercised	240,000	—	—
Exchange of exchangeable shares	1,415,995	(530,257)	(885,738)
Shares canceled	(11)	(84)	—
Balance, June 30, 2015	277,728,335	5,064,777	3,638,889

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of common and exchangeable shares outstanding	286,393,772	283,773,204	286,294,595	283,505,690
Weighted average shares issuable pursuant to stock options	—	13,373,568	—	13,462,797
Weighted average shares assumed to be purchased from proceeds of stock options	—	(9,289,813)	—	(8,629,789)
Weighted average number of diluted common and exchangeable shares outstanding	286,393,772	287,856,959	286,294,595	288,338,698

For the three months ended June 30, 2015, 14,104,370 options, on a weighted average basis, (three months ended June 30, 2014 - 3,137,840 options) were excluded from the diluted income per share calculation as the options were anti-dilutive. For the six months ended June 30, 2015, 14,550,722 options, on a weighted average basis, (six months ended June 30, 2014 - 3,137,840 options) were excluded from the diluted income per share calculation as the options were anti-dilutive.

Restricted Stock Units and Stock Options

The Company grants time-vested restricted stock units ("RSUs") to certain officers, employees and consultants. Additionally, the Company grants options to purchase shares of Common Stock to certain directors, officers, employees and consultants. The following table provides information about RSU and stock option activity for the six months ended June 30, 2015:

	RSUs	Options
	Number of Outstanding Share Units	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Balance, December 31, 2014	1,236,963	13,790,220	5.93
Granted	1,041,450	4,726,260	3.17
Exercised	(497,409)	(240,000)	(2.51)
Forfeited	(683,261)	(1,314,380)	(5.68)
Expired	—	(3,727,376)	(6.83)
Balance, June 30, 2015	1,097,743	13,234,724	4.77

For the six months ended June 30, 2015, 240,000 shares of Common Stock were issued for cash proceeds of $0.6 million upon the exercise of stock options (six months ended June 30, 2014 - $7.1 million).

The weighted average grant date fair value for options granted in the three months ended June 30, 2015, was $1.43 (three months ended June 30, 2014 - $2.38) and for the six months ended June 30, 2015, was $1.28 (six months ended June 30, 2014 - $2.51).

The amounts recognized for stock-based compensation were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2015	2014	2015	2014
Compensation costs for stock options	$1,109	$1,847	$687	$3,863
Compensation costs for RSUs	597	2,397	537	3,641
	1,706	4,244	1,224	7,504
Less: Stock-based compensation costs capitalized	(80)	(1,039)	(111)	(1,822)
Stock-based compensation expense	$1,626	$3,205	$1,113	$5,682

Stock-based compensation expense for the three and six months ended June 30, 2015, was primarily recorded in general and administrative ("G&A") expenses. Of the total stock-based compensation expense for the three months ended June 30, 2014, $2.0 million was recorded in G&A expenses, $0.1 million was recorded in operating expenses and $1.1 million was recorded in loss from discontinued operations. Of the total stock-based compensation expense for the six months ended June 30, 2014, $4.1 million was recorded in G&A expenses, $0.3 million was recorded in operating expenses and $1.3 million was recorded in loss from discontinued operations.

At June 30, 2015, there was $6.8 million (December 31, 2014 - $4.8 million) of unrecognized compensation cost related to unvested stock options and RSUs which is expected to be recognized over a weighted average period of 1.6 years.

7. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Six Months Ended	Year Ended
(Thousands of U.S. Dollars)	June 30, 2015	December 31, 2014
Balance, beginning of period	$35,812	$21,973
Settlements	(5,565)	(1,137)
Liability incurred	432	11,956
Liabilities associated with the Argentina business unit sold (Note 3)	—	(10,170)
Foreign exchange	—	(53)
Accretion	631	1,406
Revisions in estimated liability	(71)	11,837
Balance, end of period	$31,239	$35,812

Asset retirement obligation - current	$5,582	$8,026
Asset retirement obligation - long-term	25,657	27,786
Balance, end of period	$31,239	$35,812

For the six months ended June 30, 2015, settlements included cash payments of $2.0 million with the balance in accounts payable and accrued liabilities at June 30, 2015. Revisions to estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling the asset retirement obligation. At June 30, 2015, the fair value of assets that are legally restricted for purposes of settling the asset retirement obligation was $3.4 million (December 31, 2014 - $2.0 million). These assets are included in restricted cash on the Company's interim unaudited condensed consolidated balance sheets.

8. Taxes

The Company's effective tax rate was (1.1)% in the six months ended June 30, 2015, compared with 41.7% in the comparable period in 2014. In the six months ended June 30, 2015, the Company had income tax expense despite having a loss from continuing operations. The Company's effective tax rate differed from the U.S. statutory rate of 35% primarily due to an increase to the valuation allowance, which was largely attributable to the 2015 impairment losses and increases in tax rates, as well as other local taxes and the non-deductible third party royalty in Colombia. These were partially offset by the impact of foreign taxes and other permanent differences.

On December 23, 2014, the Colombian Congress passed a law which imposes an equity tax levied on Colombian operations for 2015, 2016 and 2017. The equity tax is calculated based on a legislated measure, which is based on the Company’s Colombian legal entities' balance sheet equity for tax purposes at January 1, 2015. This measure is subject to adjustment for inflation in future years. The equity tax rates for January 1, 2015, 2016 and 2017, are 1.15%, 1% and 0.4%, respectively. The legal obligation for each year's equity tax liability arises on January 1 of each year; therefore, the Company recognized the annual amount of $3.8 million for the equity tax expense in the consolidated statement of operations during the three months ended March 31, 2015, and a corresponding payable on the consolidated balance sheet at March 31, 2015. At June 30, 2015, accounts payable included the unpaid balance of equity tax liability of $1.7 million (December 31, 2014 - $nil) which will be paid in September 2015.

9. Contingencies

Gran Tierra’s production from the Costayaco Exploitation Area is subject to an additional royalty (the "HPR royalty"), which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Block exploration and production contract (the "Chaza Contract") and the sales price. The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) has interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area and initiated a noncompliance procedure under the Chaza Contract, which was contested by Gran Tierra because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas. ANH did not proceed with that noncompliance procedure. Gran Tierra also believes that the evidence shows that the Costayaco and Moqueta fields are two clearly separate and independent hydrocarbon accumulations. Therefore, it is Gran Tierra’s view that, pursuant to the terms of the Chaza Contract, the HPR royalty is only to be paid with respect to production from the Moqueta Exploitation Area when the accumulated oil production from that Exploitation Area exceeds five MMbbl. Discussions with the ANH have not resolved this issue and Gran Tierra has initiated the dispute resolution process under the Chaza Contract by filing on January 14, 2013, an arbitration claim before the Center for Arbitration and Conciliation of the Chamber of Commerce of Bogotá, Colombia, seeking a decision that the HPR royalty is not payable until production from the Moqueta Exploitation Area exceeds five MMbbl. Gran Tierra supplemented its claim on May 30, 2013. The ANH filed a response to the claim seeking a declaration that its interpretation is correct and a counterclaim seeking, amongst other remedies, declarations that Gran Tierra breached the Chaza Contract by not paying the disputed HPR royalty, that the amount of the alleged HPR royalty is payable, and that the Chaza Contract be terminated. Gran Tierra filed a response to the ANH's counterclaim and filed its comments on the ANH's responses to Gran Tierra's claim. The ANH filed an amended counterclaim and Gran Tierra filed a response to the ANH's amended counterclaim. On April 30, 2015, total cumulative production from the Moqueta Exploitation Area reached 5.0 MMbbl and Gran Tierra commenced paying the HPR royalty payable on production over that threshold. The estimated compensation which would be payable on cumulative production if the ANH's claims are accepted in the arbitration is $66.3 million plus related interest of $24.8 million. Gran Tierra also disagrees with the interest rate that the ANH has used in calculating the interest cost. Gran Tierra asserts that since the HPR royalty is denominated in the U.S. dollar, the contract requires the interest rate to be three-month LIBOR plus 4%, whereas the ANH has applied the highest legally authorized interest rate on Colombian peso liabilities, which during the period of production to date has averaged approximately 29% per annum. At March 31, 2015, based on an interest rate of three-month LIBOR plus 4% related interest would be $4.9 million. At this time no amount has been accrued in the interim unaudited condensed consolidated financial statements nor deducted from the Company's reserves for the disputed HPR royalty as Gran Tierra does not consider it probable that a loss will be incurred.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on the Company's understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $42.1 million as at June 30, 2015. At this time no amount has been accrued in the interim unaudited condensed consolidated financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

Gran Tierra Energy Colombia, Ltd. and Petrolifera Petroleum (Colombia) Ltd (collectively “GTEC”) and Ecopetrol, the contracting parties of the Guayuyaco Association Contract, are engaged in a dispute regarding the interpretation of the procedure for allocation of oil produced and sold during the long-term test of the Guayuyaco-1 and Guayuyaco-2 wells, prior to GTEC's purchase of the companies originally involved in the dispute. There was no agreement between the parties, and Ecopetrol filed a lawsuit in the Contravention Administrative Tribunal in the District of Cauca (the "Tribunal") regarding this matter. During 2013, the Tribunal ruled in favor of Ecopetrol and awarded Ecopetrol 44,025 bbl of oil. GTEC has filed an appeal of the ruling to the Supreme Administrative Court (Consejo de Estado) in a second instance procedure. At June 30, 2015, and December 31, 2014, Gran Tierra had accrued $2.4 million in the interim unaudited condensed consolidated financial statements in relation to this dispute.

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

Letters of credit

At June 30, 2015, the Company had provided promissory notes totaling $76.2 million (December 31, 2014 - $86.3 million) as security for letters of credit relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

10. Financial Instruments, Fair Value Measurement, Credit Risk and Foreign Exchange Risk

Financial Instruments

At June 30, 2015, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash, accounts receivable, trading securities, accounts payable, accrued liabilities and contingent consideration included in other long-term liabilities.

Fair Value Measurement

The fair value of trading securities, foreign currency derivatives and contingent consideration are being remeasured at the estimated fair value at the end of each reporting period.

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

The fair value of the contingent consideration, which relates to the acquisition of the remaining 30% working interest in certain properties in Brazil, was estimated based on the consideration expected to be transferred and discounted back to present value by applying an appropriate discount rate that reflected the risk factors associated with the payment streams. The discount rate used was determined in accordance with accepted valuation methods.

The fair value of the trading securities, foreign currency derivative liability and contingent consideration at June 30, 2015, and December 31, 2014, were as follows:

	As at
(Thousands of U.S. Dollars)	June 30, 2015	December 31, 2014
Trading securities	$9,686	$7,586

Foreign currency derivative liability	$—	$3,057
Contingent consideration liability	1,061	1,061
	$1,061	$4,118

The following table presents gains or losses on financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2015	2014	2015	2014
Trading securities gain	$(1,688)	$(339)	$(2,100)	$(339)
Foreign currency derivatives loss (gain)	322	(2,265)	692	(4,674)
	$(1,366)	$(2,604)	$(1,408)	$(5,013)

These gains are presented as financial instruments gain in the interim unaudited condensed consolidated statements of operations and cash flows. There were no sales of trading securities in the six months ended June 30, 2015, and the trading securities gain represents an unrealized gain.

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

At June 30, 2015, and December 31, 2014, the fair value of the trading securities acquired in connection with the disposal of the Argentina business unit was determined using Level 1 inputs. At December 31, 2014, the fair value of the foreign currency derivative was determined using Level 2 inputs. At June 30, 2015, and December 31, 2014, the fair value of the contingent consideration payable in connection with the Brazil acquisition was determined using Level 3 inputs. The disclosure in the paragraph above regarding the fair value of cash and restricted cash was based on Level 1 inputs.

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

From time to time, the Company purchases non-deliverable forward contracts for purposes of fixing exchange rates at which it will purchase or sell Colombian pesos to settle its income tax installment payments. At June 30, 2015, the Company did not have any open foreign currency derivative positions. With the exception of these foreign currency derivatives, any foreign currency transactions are conducted on a spot basis with major financial institutions in the Company’s operating areas.

For the six months ended June 30, 2015, 97% (six months ended June 30, 2014 - 95%) of the Company's revenue and other income was generated in Colombia. In Colombia, the company receives 100% of its revenues in U.S. dollars and the majority of its capital expenditures are in U.S. dollars or are based on U.S. dollar prices. In Brazil, prices for oil are in U.S. dollars, but revenues are received in local currency translated according to current exchange rates. The majority of the Company's capital expenditures within Brazil are based on U.S. dollar prices, but are paid in local currency translated according to current exchange rates. In Peru, capital expenditures are based on U.S. dollar prices and may be paid in local currency or U.S. dollars.

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

At June 30, 2015, cash and cash equivalents and restricted cash included balances in savings and checking accounts, as well as term deposits and certificates of deposit, placed with financial institutions with strong investment grade ratings or governments, or the equivalent in the Company’s operating areas.

11. Severance Costs

In March 2015, largely as a result of the current low commodity price environment, the Company significantly reduced the number of its full-time employees. Staff reductions as part of this cost cutting measure were substantially completed at March 31, 2015. Additional employee terminations occurred during the three months ended June 30, 2015. These terminations were not part of the planned March 2015 staff reductions.

Employee termination benefits were recorded as incurred based on existing employee contracts, statutory requirements, completed negotiations and company policy.

Severance costs for the Company’s reportable segments and other activities for the three and six months ended June 30, 2015, were as follows:

	Three Months Ended June 30, 2015
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Severance expenses	$71	$901	$—	$1,016	$1,988
	Six Months Ended June 30, 2015
	Colombia	Peru	Brazil	All Other	Total
Severance expenses	$1,237	$1,424	$109	$3,596	$6,366

The amounts in the table for the six months ended June 30, 2015, represent cumulative costs incurred to date and exclude the impact of the reversal of stock-based compensation expense for unvested options of terminated employees which was recorded in G&A expenses.

At June 30, 2015, accounts payable and accrued liabilities included $2.3 million in relation to these actions which are expected to be settled within the three months ending September 30, 2015. Changes in the severance cost related liability were as follows:

(Thousands of U.S. Dollars)	Six Months Ended June 30, 2015
Balance, beginning of period	$—
Liability incurred	6,366
Settlements	(4,090)
Balance, end of period	$2,276

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

During the three months ending June 30, 2015, a new management team and board of directors of the Company was appointed. On May 7, 2015, we entered into an agreement (the “Agreement”) with West Face SPV (Cayman) I L.P. (“West Face”) pursuant to which we settled a proxy contest. Pursuant to the terms of the Agreement, Gary Guidry was appointed as our President and Chief Executive Officer. Mr. Guidry replaced Duncan Nightingale in that role, who was serving as interim Chief Executive Officer since February 2015 and, with the appointment of Mr. Guidry as Chief Executive Officer, was designated as Executive Vice President. Additionally, effective May 11, 2015, Ryan Ellson was appointed as Chief Financial Officer. Under the terms of the Agreement, our Board of Directors was expanded from six to eight directors. At our Annual General Meeting on June 24, 2015, the majority of our shareholders elected the proposed board members.

For the six months ended June 30, 2015, 97% (six months ended June 30, 2014 - 95%) of our revenue and other income from continuing operations was generated in Colombia. During the three months ending June 30, 2015, our board approved a new capital program, focused on accelerating development activities in Colombia.

The price of oil is a critical factor to our business, has historically been volatile and decreased dramatically in December 2014 through March 2015, remaining at relatively low levels through June 30, 2015. Sustained periods of low oil prices have decreased our financial performance; however we remain in a strong financial position with working capital of $199.6 million including cash and cash equivalents of $166.4 million and zero debt. During the six months ended June 30, 2015, the average price realized for our oil was $47.03 per barrel (six months ended June 30, 2014 - $91.74). Average Brent oil prices for the six months ended June 30, 2015, were $57.81 per bbl compared with $108.93 per bbl in the corresponding period in 2014. West Texas Intermediate ("WTI") oil prices for the six months ended June 30, 2015, were $53.25 per bbl compared with $100.84 per bbl in the corresponding period in 2014. Despite the fall in the oil prices, at June 30, 2015, we had working capital of $199.6 million, no debt, and an undrawn $150 million credit facility.

Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014(2)	% Change	2015	2014(2)	% Change
Volumes (MBOE)
Working Interest Production Before Royalties	2,101	2,390	(12)	4,263	4,662	(9)
Royalties	(418)	(583)	(28)	(768)	(1,142)	(33)
Production NAR	1,683	1,807	(7)	3,495	3,520	(1)
Inventory Adjustments and Losses	(321)	(212)	51	(387)	(237)	63
Sales(1)	1,362	1,595	(15)	3,108	3,283	(5)

Average Daily Volumes (BOEPD)
Working Interest Production Before Royalties	23,094	26,261	(12)	23,552	25,756	(9)
Royalties	(4,600)	(6,404)	(28)	(4,240)	(6,311)	(33)
Production NAR	18,494	19,857	(7)	19,312	19,445	(1)
Inventory Adjustments and Losses	(3,524)	(2,333)	51	(2,140)	(1,310)	63
Sales(1)	14,970	17,524	(15)	17,172	18,135	(5)

Oil and Gas Sales ($000s)	$69,350	$147,888	(53)	$145,581	$298,993	(51)
Operating Expenses ($000s)	(24,133)	(25,346)	(5)	(55,567)	(47,212)	18
Operating Netback ($000s)(3)	$45,217	$122,542	(63)	$90,014	$251,781	(64)

General and Administrative Expenses ("G&A")
G&A Expenses Before Stock-Based Compensation, Gross	$17,288	$24,504	(29)	$37,551	$48,001	(22)
Stock-Based Compensation	1,540	1,957	(21)	1,010	4,100	(75)
Capitalized G&A and Overhead Recoveries	(8,530)	(12,529)	(32)	(20,969)	(25,306)	(17)
	$10,298	$13,932	(26)	$17,592	$26,795	(34)

EBITDA(4)	$31,710	$101,808	(69)	$73,067	$225,553	(68)

Net Income (Loss)	$(38,564)	$9,137	(522)	$(83,430)	$54,266	(254)

Funds Flow from Continuing Operations ($000s)(5)	$24,425	$85,145	(71)	$49,983	$171,814	(71)

Capital Expenditures for Continuing Operations ($000s)	$17,764	$91,339	(81)	$91,785	$173,440	(47)

	As at
	June 30, 2015	December 31, 2014	% Change
Cash & Cash Equivalents ($000s)	$166,399	$331,848	(50)

Working Capital (including Cash & Cash Equivalents) ($000s)	$199,587	$239,824	(17)

(1) Sales volumes represent production NAR adjusted for inventory changes and losses.

(2) Excludes amounts relating to discontinued operations. Sales volumes associated with discontinued operations were nil BOEPD for the three and six months ended June 30, 2015, and 2,426 BOEPD and 2,744 BOEPD for the corresponding periods in 2014. Discontinued operations sales volumes for the three and six months ended June 30, 2014, were calculated to the date of sale of June 25, 2014.

(3) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Management believes that netback is a useful supplemental measure for management and investors to analyze operating performance and provide an indication of the results generated by our principal business activities prior to the consideration of other income and expenses. Investors are cautioned that this measure should not be construed as an alternative to net income or loss or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Operating netback as presented is oil and gas sales net of royalties and operating expenses.

(4) EBITDA is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Management believes that this financial measure is also useful supplemental information for management and investors as an indicator of the company’s ability to generate liquidity through operating cash flow to fund future working capital needs and fund future capital expenditures. Investors are cautioned that this measure should not be construed as an alternative to net income or loss or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. EBITDA, as presented, is net income or loss adjusted for loss from discontinued operations, net of income taxes, depletion, depreciation, accretion and impairment (“DD&A”) expenses and income tax recovery or expense. A reconciliation from net income or loss to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA - Non-GAAP Measure ($000s)	2015	2014	2015	2014
Net income (loss)	$(38,564)	$9,137	$(83,430)	$54,266
Adjustments to reconcile net income (loss) to EBITDA
Loss from discontinued operations, net of income taxes	—	22,347	—	26,990
DD&A expenses	69,473	41,937	155,627	86,201
Income tax (recovery) expense	801	28,387	870	58,096
EBITDA	$31,710	$101,808	$73,067	$225,553

(5) Funds flow from continuing operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Management uses this financial measure to analyze performance and income or loss generated by our principal business activities prior to the consideration of how non-cash items affect that income or loss, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. Investors are cautioned that this measure should not be construed as an alternative to net income or loss or other measures of financial performance as determined in accordance with GAAP. Our method of calculating this measure may differ from other companies and, accordingly, it may not be comparable to similar measures used by other companies. Funds flow from continuing operations, as presented, is net income or loss adjusted for loss from discontinued operations, net of income taxes, DD&A expenses, deferred tax recovery or expense, non-cash stock-based compensation, unrealized foreign exchange and financial instruments gains and losses, equity tax and cash settlement of asset retirement obligation. A reconciliation from net income or loss to funds flow from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Funds Flow From Continuing Operations - Non-GAAP Measure ($000s)	2015	2014	2015	2014
Net income (loss)	$(38,564)	$9,137	$(83,430)	$54,266
Adjustments to reconcile net income (loss) to funds flow from continuing operations
Loss from discontinued operations, net of income taxes	—	22,347	—	26,990
DD&A expenses	69,473	41,937	155,627	86,201
Deferred tax (recovery) expense	(4,883)	1,419	(7,239)	(841)
Non-cash stock-based compensation	1,095	1,144	582	2,624
Unrealized foreign exchange loss (gain)	601	8,745	(8,436)	4,567
Unrealized financial instruments (gain) loss	(2,758)	2,058	(5,157)	(351)
Equity tax	—	(1,642)	—	(1,642)
Cash settlement of asset retirement obligation	(539)	—	(1,964)	—
Funds flow from continuing operations	$24,425	$85,145	$49,983	$171,814

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014(2)	% Change	2015	2014(2)	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$69,350	$147,888	(53)	$145,581	$298,993	(51)
Interest income	382	638	(40)	803	1,388	(42)
	69,732	148,526	(53)	146,384	300,381	(51)

Operating expenses	24,133	25,346	(5)	55,567	47,212	18
DD&A expenses	69,473	41,937	66	155,627	86,201	81
G&A expenses	10,298	13,932	(26)	17,592	26,795	(34)
Severance expenses	1,988	—	—	6,366	—	—
Equity tax	—	—	—	3,769	—	—
Foreign exchange loss (gain)	2,969	10,044	(70)	(8,569)	5,834	(247)
Financial instruments gain	(1,366)	(2,604)	48	(1,408)	(5,013)	72
	107,495	88,655	21	228,944	161,029	42

(Loss) income from continuing operations before income taxes	(37,763)	59,871	(163)	(82,560)	139,352	(159)

Current income tax expense	(5,684)	(26,968)	(79)	(8,109)	(58,937)	(86)
Deferred income tax recovery (expense)	4,883	(1,419)	(444)	7,239	841	761
	(801)	(28,387)	(97)	(870)	(58,096)	(99)
(Loss) income from continuing operations	(38,564)	31,484	(222)	(83,430)	81,256	(203)
Loss from discontinued operations, net of income taxes	—	(22,347)	100	—	(26,990)	100
Net income (loss)	$(38,564)	$9,137	(522)	$(83,430)	$54,266	(254)

Sales volumes(1)

Oil and NGL's, bbl	1,349,127	1,573,071	(14)	3,084,025	3,250,049	(5)
Natural gas, Mcf	78,578	129,711	(39)	144,605	194,490	(26)
Total sales volumes, BOE	1,362,223	1,594,690	(15)	3,108,126	3,282,464	(5)

Total sales volumes, BOEPD	14,970	17,524	(15)	17,172	18,135	(5)

Average Prices

Oil and NGL's per bbl	$51.18	$93.72	(45)	$47.03	$91.74	(49)
Natural gas per Mcf	$3.78	$4.01	(6)	$3.82	$4.79	(20)

Consolidated Results of Operations per BOE sales volumes

Oil and natural gas sales	$50.91	$92.74	(45)	$46.84	$91.09	(49)
Interest income	0.28	0.40	(30)	0.26	0.42	(38)
	51.19	93.14	(45)	47.10	91.51	(49)

Operating expenses	17.72	15.89	12	17.88	14.38	24

DD&A expenses	51.00	26.30	94	50.07	26.26	91
G&A expenses	7.56	8.74	(14)	5.66	8.16	(31)
Severance expenses	1.46	—	—	2.05	—	—
Equity tax	—	—	—	1.21	—	—
Foreign exchange loss (gain)	2.18	6.30	(65)	(2.76)	1.78	(255)
Financial instruments gain	(1.00)	(1.63)	39	(0.45)	(1.53)	71
	78.92	55.60	42	73.66	49.05	50

(Loss) income from continuing operations before income taxes	(27.73)	37.54	(174)	(26.56)	42.46	(163)
Current income tax expense	(4.17)	(16.91)	(75)	(2.61)	(17.96)	(85)
Deferred income tax recovery (expense)	3.58	(0.89)	(502)	2.33	0.26	(796)
	(0.59)	(17.80)	(97)	(0.28)	(17.70)	(98)
(Loss) income from continuing operations	$(28.32)	$19.74	(243)	$(26.84)	$24.76	(208)

(1) Sales volumes represent production NAR adjusted for inventory changes and losses.

(2) Excludes amounts relating to discontinued operations. Sales volumes associated with discontinued operations were nil BOEPD for the three and six months ended June 30, 2015, and 2,426 BOEPD and 2,744 BOEPD for the corresponding periods in 2014. Discontinued operations sales volumes for the three and six months ended June 30, 2014, were calculated to the date of sale of June 25, 2014.

Oil and gas production and sales volumes, BOEPD

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Average Daily Volumes (BOEPD)	Colombia	Brazil	Total	Colombia	Brazil	Total
Working Interest Production Before Royalties	22,601	493	23,094	25,117	1,144	26,261
Royalties	(4,531)	(69)	(4,600)	(6,253)	(151)	(6,404)
Production NAR	18,070	424	18,494	18,864	993	19,857
Inventory Adjustments and Losses	(3,503)	(21)	(3,524)	(2,320)	(13)	(2,333)
Sales	14,567	403	14,970	16,544	980	17,524
	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Average Daily Volumes (BOEPD)	Colombia	Brazil	Total	Colombia	Brazil	Total
Working Interest Production Before Royalties	22,947	605	23,552	24,741	1,015	25,756
Royalties	(4,157)	(83)	(4,240)	(6,172)	(139)	(6,311)
Production NAR	18,790	522	19,312	18,569	876	19,445
Inventory Adjustments and Losses	(2,145)	5	(2,140)	(1,293)	(17)	(1,310)
Sales	16,645	527	17,172	17,276	859	18,135

Oil and gas production NAR for the three and six months ended June 30, 2015, decreased by 7% to 18,494 BOEPD, and by 1% to 19,312 BOEPD, respectively, compared with 19,857 BOEPD and 19,445 BOEPD, respectively, in the corresponding periods in 2014. In the three months ended June 30, 2015, production from new wells in the Moqueta field was offset by the impact of field production declines on the Costayaco field and the impact of a water cut increase on the Juanambu field. Production during the three and six months ended June 30, 2015, reflected approximately 27 and 37 days, respectively, of oil delivery restrictions in Colombia compared with 41 and 92 days, respectively, in the corresponding periods in 2014. Additionally, our operations on the Tiê Field in Brazil were suspended by the Agência Nacional de Petróleo Gás Natural e Biocombustíveis ("ANP") from March 11, 2015, to May 15, 2015, due to alleged non-compliance with certain requirements regarding the health and safety management system identified during a safety and operational audit conducted by the ANP.

Oil and gas sales volumes for the three and six months ended June 30, 2015, decreased by 15% to 14,970 BOEPD, and by 5% to 17,172 BOEPD, respectively, compared with 17,524 BOEPD and 18,135 BOEPD, respectively, in the corresponding periods in 2014. During the three and six months ended June 30, 2015, oil inventory increases accounted for 0.3 MMbbl or 3,524 bopd, and 0.4 MMbbl or 2,140 bopd, of reduced sales volumes, respectively, compared with oil inventory increases which accounted for 0.2 MMbbl or 2,333 bopd, and 0.2 MMbbl or 1,310 bopd, of reduced sales volumes in the corresponding periods in 2014. The increase in oil inventory was primarily a result of OTA pipeline disruptions. All inventory was sold in July 2015.

Operating netbacks

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(Thousands of U.S. Dollars)	Colombia	Brazil	Total	Colombia	Brazil	Total
Oil and gas sales	$67,627	$1,723	$69,350	$139,350	$8,538	$147,888
Operating expenses	(21,269)	(2,864)	(24,133)	(23,281)	(2,065)	(25,346)
Operating netback(1)	$46,358	$(1,141)	$45,217	$116,069	$6,473	$122,542

U.S. Dollars Per BOE
Brent			$61.70			$109.70

WTI			$57.87			$102.99

Oil and gas sales	$51.02	$46.92	$50.91	$92.56	$95.70	$92.74
Operating expenses	(16.05)	(78.00)	(17.72)	(15.46)	(23.15)	(15.89)
Operating netback(1)	$34.97	$(31.08)	$33.19	$77.10	$72.55	$76.85

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(Thousands of U.S. Dollars)	Colombia	Brazil	Total	Colombia	Brazil	Total
Oil and gas sales	$141,694	$3,887	$145,581	$284,285	$14,708	$298,993
Operating expenses	(51,243)	(4,324)	(55,567)	(43,486)	(3,726)	(47,212)
Operating netback(1)	$90,451	$(437)	$90,014	$240,799	$10,982	$251,781

U.S. Dollars Per BOE

Brent			$57.81			$108.93

WTI			$53.25			$100.84

Oil and gas sales	$47.03	$40.77	$46.84	$90.92	$94.56	$91.09
Operating expenses	(17.01)	(45.36)	(17.88)	(13.91)	(23.96)	(14.38)
Operating netback(1)	$30.02	$(4.59)	$28.96	$77.01	$70.60	$76.71

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to non-GAAP measures disclosure above regarding this measure.

Oil and gas sales for the three and six months ended June 30, 2015, decreased by 53% to $69.4 million and by 51% to $145.6 million, respectively, from $147.9 million and $299.0 million, respectively, in the comparable periods in 2014 due to the effect of decreased realized oil prices and lower sales volumes.

Average realized prices decreased by 45% to $50.91 per BOE for the three months ended June 30, 2015, from $92.74 per BOE in the comparable period in 2014, and decreased by 49% to $46.84 per BOE for the six months ended June 30, 2015, from $91.09 per BOE in the comparable period in 2014. These price decreases were primarily due to lower benchmark oil prices. Average Brent oil prices for the three and six months ended June 30, 2015, were $61.70 and $57.81 per bbl, respectively, compared with $109.70 and $108.93 per bbl, respectively, in the corresponding periods in 2014. Average WTI oil prices for the three and six months ended June 30, 2015, were $57.87 and $53.25 per bbl, respectively, compared with $102.99 and $100.84 per bbl, respectively, in the corresponding period in 2014. Additionally, beginning July 1, 2014, the port operations fee component of the Trans-Andean oil pipeline ("OTA pipeline”) pricing structure increased by $2.94 per bbl resulting in a reduction of realized oil prices by this amount on sales delivered through the OTA pipeline.

During periods of OTA pipeline disruptions we use transportation alternatives. These sales have varying effects on realized prices and transportation costs. During the three and six months ended June 30, 2015, 25% and 22%, respectively, of our oil volumes sold in Colombia, were through these transportation alternatives compared with 51% and 55%, respectively, in the corresponding periods in 2014. The effect on the Colombian realized price for the three and six months ended June 30, 2015, was a decrease of approximately $0.37 and $0.05 per BOE, respectively, as compared with delivering all of our oil through the OTA pipeline. This compares with a reduction of approximately $7.24 and $8.12 per BOE, respectively, in the comparable periods in 2014.

Operating expenses decreased by 5% to $24.1 million, and increased by 18% to $55.6 million, respectively, for the three and six months ended June 30, 2015, compared with the corresponding periods in 2014. In the three months ended June 30, 2015, the decrease in operating expenses was primarily due to the effect of lower sales volumes partially offset by increased operating costs per BOE. In the six months ended June 30, 2015, increased operating costs per BOE were partially offset by lower sales volumes.

On a per BOE basis, operating expenses increased by 12% to $17.72, and by 24% to $17.88, respectively, for the three and six months ended June 30, 2015, from $15.89 and $14.38 in the comparable periods in 2014. The increase in operating expenses per BOE was primarily due to higher transportation costs in Colombia of $2.15 and $2.43 per BOE, respectively, associated with higher sales using the OTA pipeline which carried higher transportation costs instead of the realized price reductions that we incur with some alternative customers. The increase in Colombian transportation costs was partially offset by other Colombian operating cost savings. Additionally, in the six months ended June 30, 2015, workover expenses were $1.78 per BOE higher than in the corresponding period in 2014.

In Brazil, in the three months ended June 30, 2015, we incurred $1.7 million, or $45.32 per bbl based on volumes sold in Brazil, of one-time penalties relating to alleged non-compliance with certain requirements regarding the health and safety management system identified during a safety and operational audit conducted by the ANP in February 2015.

DD&A expenses

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE
Colombia	$37,061	$27.96	$39,348	$26.14
Brazil	26,575	$723.72	2,241	$25.12
Peru	5,432	$—	103	$—
Corporate	405	$—	245	$—
	$69,473	$51.00	$41,937	$26.30

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE
Colombia	$83,316	$27.65	$80,598	$25.78
Brazil	33,169	$347.93	4,820	$30.99
Peru	38,380	$—	311	$—
Corporate	762	$—	472	$—
	$155,627	$50.07	$86,201	$26.26

DD&A expenses for the three and six months ended June 30, 2015, increased by 66% to $69.5 million ($51.00 per BOE) and by 81% to $155.6 million ($50.07 per BOE), respectively, from $41.9 million ($26.30 per BOE) and $86.2 million ($26.26 per BOE), respectively, in the comparable periods in 2014. DD&A expenses for the three and six months ended June 30, 2015, included $25.0 million and $29.3 million, respectively, of ceiling test impairment losses in our Brazil cost center due to lower oil prices, and $5.3 million and $38.0 million, respectively, of impairment charges in our Peru cost center relating to costs incurred on Block 95. These 2015 impairment losses were partially offset by the effect of lower sales volumes.

We follow the full cost method of accounting for our oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price during the 12 months period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the month price for each month within such period for that oil and natural gas. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of our reserves.

G&A expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Thousands of U.S. Dollars)	2015	2014	% Change	2015	2014	% Change
G&A Expenses Before Stock-Based Compensation, Gross	$17,288	$24,504	(29)	$37,551	$48,001	(22)
Stock-Based Compensation	1,540	1,957	(21)	1,010	4,100	(75)
Capitalized G&A and Overhead Recoveries	(8,530)	(12,529)	(32)	(20,969)	(25,306)	(17)
	$10,298	$13,932	(26)	$17,592	$26,795	(34)
U.S. Dollars Per BOE
G&A Expenses Before Stock-Based Compensation, Gross	$12.69	$15.37	(17)	$12.08	$14.62	(17)
Stock-Based Compensation	1.13	1.23	(8)	0.32	1.25	(74)
Capitalized G&A and Overhead Recoveries	(6.26)	(7.86)	(20)	(6.75)	(7.71)	(12)
	$7.56	$8.74	(14)	$5.66	$8.16	(31)

G&A expenses for the three and six months ended June 30, 2015, decreased by 26% to $10.3 million ($7.56 per BOE), and by 34% to $17.6 million ($5.66 per BOE), respectively, from $13.9 million ($8.74 per BOE) and $26.8 million ($8.16 per BOE), respectively, in the corresponding periods in 2014. These decreases were mainly due to reductions in the number of our employees as part of our cost saving measures, a focus on reductions to our other G&A expenses and the effect of the strengthening of the U.S. dollar against local currencies in South America and Canada which resulted in savings for costs denominated in local currency. These G&A expense reductions were partially offset by lower allocations to capital projects due to lower capital activity. Additionally, G&A expenses in the six months ended June 30, 2015, were net of a credit of $1.7 million relating to the reversal of stock-based compensation expense for unvested options and RSUs associated with terminated employees.

G&A expenses per BOE in the three and six months ended June 30, 2015, of $7.56 and $5.66, respectively, were 14% and 31% lower compared with the corresponding periods in 2014 for the same reasons, partially offset by the effect of lower sales volumes.

Severance expenses

For the three and six months ended June 30, 2015, severance expenses were $2.0 million and $6.4 million compared with $nil in the corresponding periods in 2014. In March 2015, we reduced the number of our employees and additional employee terminations occurred during the three months ended June 30, 2015.

Equity tax expense

For the six months ended June 30, 2015, equity tax expense of $3.8 million represented a Colombian tax which was calculated based on our Colombian legal entities' balance sheet equity for tax purposes at January 1, 2015. The legal obligation for each year's equity tax liability arises on January 1 of each year, therefore, we recognized the 2015 annual amount of the equity tax payable on our interim unaudited condensed consolidated balance sheet at March 31, 2015, and a corresponding expense in our interim unaudited condensed consolidated statement of operations during the three months ended March 31, 2015.

Foreign exchange gains and losses

For the three and six months ended June 30, 2015, we had a foreign exchange loss of $3.0 million and a foreign exchange gain of $8.6 million, respectively. For the three months ended June 30, 2015, we had realized foreign exchange losses of $2.4 million and an unrealized non-cash foreign exchange loss of $0.6 million. For the six months ended June 30, 2015, we had realized foreign exchange gains of $0.2 million and an unrealized non-cash foreign exchange gain of $8.4 million. Unrealized foreign exchange losses and gains are primarily a result of a net monetary liability position in Colombia and the strengthening and weakening of Colombian Peso versus U.S. dollar. Under U.S. GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation is the main source of the unrealized foreign exchange losses or gains. The Colombian peso weakened by 0.4% and strengthened by 4% against the U.S. dollar in the three months ended June 30, 2015, and 2014, respectively, and weakened by 8% and strengthened by 2% against the U.S. dollar in the six months ended June 30, 2015, and 2014, respectively.

For the three and six months ended June 30, 2014, we had foreign exchange losses of $10.0 million and $5.8 million, respectively. For the three months ended June 30, 2014, we had an unrealized non-cash foreign exchange loss of $8.7 million and realized foreign exchange losses of $1.3 million. For the six months ended June 30, 2014, we had $4.6 million of unrealized non-cash foreign exchange losses and realized foreign exchange losses of $1.2 million.

Financial instrument gains and losses

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2015	2014	2015	2014
Trading securities gain	$(1,688)	$(339)	$(2,100)	$(339)
Foreign currency derivatives loss (gain)	322	(2,265)	692	(4,674)
	$(1,366)	$(2,604)	$(1,408)	$(5,013)

Trading securities gains related to unrealized gains on the Madalena Energy Inc. shares we received in connection with the sale of our Argentina business unit in June 2014. Foreign currency derivative gains and losses related to our Colombian peso non-deliverable forward contracts. We purchased these contracts for purposes of fixing the exchange rate at which we would purchase or sell Colombian pesos to settle our income tax installments and payments. At June 30, 2015, we did not have any open foreign currency derivative positions.

For the three months ended June 30, 2015, financial instruments gains of $1.4 million included $2.8 million of unrealized financial instruments gains which were partially offset by $1.4 million of realized financial instrument losses. In the six months ended June 30, 2015, financial instruments gains of $1.4 million included $5.2 million of unrealized financial instrument gains which were partially offset by $3.8 million of realized financial instrument losses.

For the three months ended June 30, 2014, financial instruments gains of $2.6 million included $4.7 million of realized financial instruments gains which were partially offset by $2.1 million of unrealized financial instrument losses. For the six months ended June 30, 2014, financial instruments gains of $5.0 million included $4.7 million of realized financial instruments gains and unrealized financial instruments gains of $351 thousand.

Income tax expense

For the three and six months ended June 30, 2015, income tax expense was $0.8 million and $0.9 million, respectively, compared with income tax expense of $28.4 million and $58.1 million, respectively, in the corresponding periods in 2014. The decrease in the income tax expense for the three and six months ended June 30, 2015, compared with the corresponding period in 2014 was primarily due to lower taxable income.

The effective tax rate was (1.1)% in the six months ended June 30, 2015, compared with 41.7% in the comparable period in 2014. In the six months ended June 30, 2015, we had income tax expense despite having loss from continuing operations. The change in the effective tax rate for the six months ended June 30, 2015, was also due to lower foreign currency translation adjustments, impact of foreign taxes, stock-based compensation, non-deductible third party royalty in Colombia and other permanent differences. These amounts were partially offset by an increase in valuation allowances, which was largely attributable to the 2015 impairment losses.

For the six months ended June 30, 2015, the difference between the effective tax rate of (1.1)% and the 35% U.S. statutory rate was primarily due to other local taxes, an increase in the valuation allowance and the non-deductible third party royalty in Colombia, which were partially offset by the impact of foreign taxes and other permanent differences. The variance from the 35% U.S. statutory rate for the six months ended June 30, 2014, was primarily attributable to other local taxes, stock-based compensation, the non-deductible third party royalty in Colombia and other permanent differences, which were partially offset by the impact of foreign taxes.

Loss from discontinued operations, net of income taxes

For the three and six months ended June 30, 2015, loss from discontinued operations, net of income taxes, was $nil compared with $22.3 million and $27.0 million, in the corresponding periods in 2014. We sold our Argentina business unit on June 25, 2014, and results for the three and six months ended June 30, 2014, included the loss on disposal of the Argentina business unit of $19.3 million.

Funds flow from continuing operations

For the three and six months ended June 30, 2015, funds flow from continuing operations decreased by 71% to $24.4 million and decreased by 71% to $50.0 million, respectively, compared with the corresponding periods in 2014. For the three months ended June 30, 2015, decreased oil and natural gas sales, higher DD&A expenses, severance expenses, realized financial instrument losses and higher realized foreign exchange losses were partially offset by decreased operating, G&A and income tax expenses. For the six months ended June 30, 2015, decreased oil and natural gas sales, higher operating and DD&A expenses, severance and equity tax expenses and realized financial instruments losses were only partially offset by decreased G&A and income tax expenses and realized foreign exchange gains.

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

Based on our current projections, our current operations, 2015 capital expenditure program and planned share repurchase program can be funded from cash flow from existing operations and cash on hand. Should our operating cash flow decline due to unforeseen events, including additional pipeline delivery restrictions in Colombia or another sharp downturn in oil and gas prices, we would examine measures such as further capital expenditure program reductions, use of our revolving credit facility, issuance of debt, disposition of assets, or issuance of equity. We are the operator of the majority of our capital program and therefore can increase and decrease the program based on commodity prices. Given the current economic environment, unstable conditions in the Middle East, North Africa and Eastern Europe and the current over supply of oil in world markets, the oil price environment is unpredictable and unstable. We are unable to determine the impact, if any, these events may have on oil prices and demand. The timing and execution of our capital expenditure program are also affected by the availability of services from third party oil field contractors and our ability to obtain, sustain or renew necessary government licenses and permits on a timely basis to conduct exploration and development activities. Any delay may affect our ability to execute our capital expenditure program.

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

2015 Capital Program

Capital expenditures for the six months ended June 30, 2015, were $91.8 million compared with $173.4 million for the six months ended June 30, 2014. In 2015, these capital expenditures included drilling of $36.5 million, geological and geophysical (“G&G”) of $26.1 million, facilities of $25.8 million and other expenditures of $3.4 million.

As announced on June 24, 2015, our planned 2015 capital program has been increased to $185 million from $140 million and includes $115 million for Colombia, $49 million for Peru, $20 million for Brazil and $1 million associated with corporate activities. The capital spending program allocates $97 million for drilling, $45 million for facilities, pipelines and other and $43 million for G&G expenditures.

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

Capital Program - Colombia

Capital expenditures in our Colombian segment during the three months ended June 30, 2015, were $8.1 million bringing total capital expenditures for the six months ended June 30, 2015, to $29.5 million. The following table provides a breakdown of capital expenditures in 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2015	2014	2015	2014
Drilling and completions	$3,132	$25,715	$14,205	$56,330
G&G	1,276	8,848	7,321	19,915
Facilities and equipment	3,892	7,316	7,075	13,546
Other	(213)	3,809	853	6,440
	$8,087	$45,688	$29,454	$96,231

The significant elements of our second quarter 2015 capital program in Colombia were:

•
On the Chaza Block (100% working interest ("WI"), operated), we incurred costs drilling the Moqueta-18i development well which encountered mechanical difficulties. The well is currently suspended pending the results of injectivity testing at the Zapotero-1 well, which is interpreted to be in the same fault compartment as Moqueta 18i (the Moqueta South Block).

•
We continued processing and interpretation of 2-D seismic on the Cauca-7 (100% WI, operated) and Sinu-3 (51% WI, operated) Blocks. We also commenced environmental impact assessments ("EIA"s) for future drilling on the Sinu-3 Block.

•	We continued facilities work at the Costayaco and Moqueta fields on the Chaza Block.

Outlook - Colombia

The 2015 capital program in Colombia is $115 million with $70 million allocated to drilling, $21 million to facilities and pipelines and $24 million for G&G expenditures.

Our planned capital program for the remainder of 2015 in Colombia includes drilling six development wells on the Chaza Block and two development wells on the Garibay Block. Additionally, we plan to continue the interpretation and processing of

2-D seismic on the Cauca-7 and Sinu-3 Blocks. Facilities work is also planned for the Chaza and Garibay Blocks and we expect to pay back-in costs for the Putumayo-4 Block (70% operated, subject to ANH approval) farm-in.

Capital Program – Brazil

Capital expenditures in our Brazilian segment during the three months ended June 30, 2015, were $2.5 million, bringing total capital expenditures for the six months ended June 30, 2015, to $16.4 million. Capital expenditures in the three months ended June 30, 2015, consisted of drilling and other expenditures of $0.3 million, G&G expenditures of $0.2 million and facilities of $2.0 million

Our second quarter 2015 capital program in Brazil included:

•	On Block REC-T-155 (100% WI, operated), we continued construction of an infield gas pipeline between the Tiê facilities and 3-GTE-03-BA.

•	On Blocks REC-T-86, Block REC-T-117 and Block REC-T-118 (100% WI, operated)), we completed processing of 3-D seismic. Interpretation is ongoing.

Outlook – Brazil

The 2015 capital program in Brazil is $20 million with $4 million allocated to drilling, $5 million to facilities and pipelines and $11 million for G&G and other expenditures.

Our planned capital program for the remainder of 2015 in Brazil includes continued work on facilities. The First Appraisal Plan ("PAD") phase for Blocks REC-T-129, REC-T-142 and REC-T-155 ended on May 24, 2015, however we requested and were granted a temporary suspension of the PAD phase. The temporary suspension is valid until the ANP Board of Directors makes a final decision on our request for suspension of the PAD phase.

Capital Program – Peru

Capital expenditures in our Peruvian segment for the three months ended June 30, 2015, were $6.9 million, bringing total capital expenditures for the six months ended June 30, 2015, to $44.9 million. In the three months ended June 30, 2015, capital expenditures included $5.3 million on Block 95 and $1.6 million on our other blocks in Peru and consisted of drilling of $0.6 million, facilities expenditures of $2.9 million, and G&G expenditures and other expenditures of $3.4 million.

The significant elements of our second quarter 2015 capital program in Peru were:

•
On Block 95 (100% WI, operated), we incurred contract termination fees associated with the decision not to proceed with the long-term test, restocking fees associated with the cancellation of a multi-lateral trial well, and asset retirement obligation cost estimate revisions.

•	On Block 107 (100% WI, operated), we continued interpretation and processing of 2-D seismic.

Outlook - Peru

The 2015 capital program in Peru is $49 million with $23 million allocated to drilling primarily for the Bretaña Sur 95-3-4-1X appraisal well on the L4 lobe on the Bretaña field, $18 million for facilities and $8 million for G&G expenditures. The budgeted Bretaña Sur 95-3-4-1X appraisal well drilling costs were primarily incurred in January and February 2015.

During the three months ended June 30, 2015, we further reduced our headcount in Peru to less than 30 people to secure our assets, continue geologic and engineering studies and consider/investigate alternatives to fund future exploration drilling, appraisal and development activities on our portfolio of opportunities. Our planned capital program for the remainder of 2015 in Peru includes activities related to suspending and securing the L4 well location on Block 95. On Blocks 107 and 133, we plan to continue pre-consultation and environmental permitting processes.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $166.4 million compared with $331.8 million at December 31, 2014.

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

At June 30, 2015, 82% of our cash and cash equivalents were held by subsidiaries and partnerships outside of Canada and the United States. This cash was generally not available to fund domestic or head office operations unless funds were repatriated. At this time, we do not intend to repatriate further funds, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

At June 30, 2015, one of our subsidiaries had a credit facility with a syndicate of banks, led by Wells Fargo Bank National Association as administrative agent. This reserve-based facility has a current borrowing base of $150 million and a maximum borrowing base that is dependent on the value of our reserves as assessed by the banking syndicate, but in no case would be more than $300 million. The borrowing base for the credit facility is supported by the present value of the petroleum reserves of two of our subsidiaries with operating branches in Colombia and our subsidiary in Brazil. Amounts drawn down under the facility bear interest at the U.S. dollar LIBOR rate plus a margin ranging between 2.25% and 3.25% per annum depending on the rate of borrowing base utilization. In addition, a stand-by fee of 0.875% per annum is charged on the unutilized balance of the committed borrowing base and is included in G&A expenses. The credit facility was entered into on August 30, 2013, and became effective on October 31, 2013, for a three-year term. Under the terms of the facility, we are required to maintain and were in compliance with certain financial and operating covenants. Under the terms of the credit facility, we cannot pay any dividends to our shareholders if we are in default under the facility and, if we are not in default, we are required to obtain bank approval for any dividend payments exceeding $2.0 million in any fiscal year. No amounts have been drawn on this facility.

Cash Flows

During the six months ended June 30, 2015, our cash and cash equivalents decreased by $165.4 million as a result of cash used in investing activities of $168.7 million, partially offset by cash provided by operating activities of $2.7 million and cash provided by financing activities of $0.6 million. During the six months ended June 30, 2014, our cash and cash equivalents decreased by $96.4 million as a result of cash used in investing activities of $127.4 million (including $12.4 million of cash used for investing activities of discontinued operations and $42.8 million of proceeds from sale of Argentina business unit, net of cash sold and transaction costs), partially offset by cash provided by operating activities of $23.9 million (including $4.8 million of cash used in operating activities of discontinued operations) and cash provided by financing activities of $7.1 million.

Cash provided by operating activities in the six months ended June 30, 2015, was primarily affected by decreased oil and natural gas sales, higher operating expenses, severance and equity tax expenses and realized financial instruments losses and a $47.3 million change in assets and liabilities from operating activities. These amounts were partially offset by decreased G&A and income tax expenses and realized foreign exchange gains.

The main changes in assets and liabilities from operating activities were as follows: accounts receivable decreased by $23.7 million primarily due to lower oil and gas sales; inventory increased by $7.7 million primarily due to higher inventory volumes as a result of the timing of revenue recognition; accounts payable and accrued liabilities decreased by $21.1 million due to a reduction in drilling activity and lower accruals for royalties due to lower oil prices and sales volumes; and net taxes receivable increased by $44.3 million primarily due to lower current income taxes for 2015 in Colombia.

Cash used in investing activities in the six months ended June 30, 2015, included capital expenditures incurred during the six months ended June 30, 2015, of $91.8 million ($29.5 million in Colombia, $44.9 million in Peru, and $16.4 million in Brazil and $1.0 million Corporate), $76.6 million of net cash outflows related to changes in assets and liabilities associated with investing activities ($56.2 million outflow in Colombia, $18.6 million outflow in Peru, and a $1.8 million outflow in Brazil and Corporate), and an increase in restricted cash of $0.3 million. Cash used in investing activities of continuing operations in the six months ended June 30, 2014, included capital expenditures incurred of $173.4 million, partially offset by $15.3 million of net cash inflows related to changes in assets and liabilities associated with investing activities and a decrease in restricted cash of $0.4 million.

Cash provided by financing activities in the six months ended June 30, 2015 and 2014, related to proceeds from issuance of shares of our Common Stock upon the exercise of stock options.

Off-Balance Sheet Arrangements

As at June 30, 2015, we had no off-balance sheet arrangements.

Contractual Obligations

As at June 30, 2015, there were no material changes to our contractual obligations outside of the ordinary course of business from those as of December 31, 2014.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2014 Annual Report on Form 10-K, filed with the SEC on March 2, 2015, and have not changed materially since the filing of that document.

Holding all factors constant, it is reasonably likely that we will experience ceiling test impairment losses in our Brazil and Colombia cost centers in the third and fourth quarters of 2015. It is difficult to predict with reasonable certainty the amount of expected future impairment losses given the many factors impacting the asset base and the cash flows used in the prescribed U.S.GAAP ceiling test calculation. These factors include, but are not limited to, future commodity pricing, royalty rates in different pricing environments, operating costs and negotiated savings, foreign exchange rates, capital expenditures timing and negotiated savings, production and its impact on depletion and cost base, upward or downward reserve revisions, reserve additions, and tax attributes.

Holding all other factors constant other than benchmark oil prices, a $1.00 per bbl change in benchmark oil prices would result in changes to after tax cash flows of approximately $12.0 million and $1.6 million, respectively, in Colombia and Brazil. As noted above, actual cash flows may be materially affected by other factors. For example, in Colombia, cash royalties are levied at lower rates in low oil price environments and foreign exchange rates can materially impact the deferred tax component of the asset base and the income tax calculation. In Brazil, foreign exchange rates can materially impact operating costs and the income tax calculation.

Holding all factors constant, we do not expect any downward adjustment to our consolidated NAR reserve volumes during 2015. The exploitation periods for our major fields exceed the reserve life of the properties which allows the reserves to be developed prior to contract expiry, even in the case of a short to medium term deferral of development expenditures. Furthermore, as disclosed in our press release on June 24, 2015, we increased our planned 2015 capital budget in Colombia by $55 million and the 2015 capital investment is expected to be consistent with the proposed capital investment included in our reserve report dated December 31, 2014 (the “2014 Reserves Report”). In Brazil, the 2015 facilities capital budgeted included in the 2014 Reserves Report, has already been incurred. Additionally, in Colombia, the effect of prolonged low oil prices on NAR reserves is to increase reserves due to the lower rate at which cash royalties are levied in low oil price environments. In a continued low oil price environment, we expect that a loss of less than one percent of the December 31, 2014, consolidated proved NAR reserves in Brazil would be more than offset by an increase of NAR reserves in Colombia.

In accordance with the transportation agreement with the pipeline operator, fees are negotiated every six months, and negotiations are currently ongoing. However, negotiations have not yet progressed to a stage such that we can predict the outcome of these negotiations and, as a result, it is impractical to provide a quantitative analysis of the effects of potential changes in these estimates. Depending upon the magnitude and what transportation strategy we would ultimately choose as a result, a fee increase could potentially increase ceiling test impairments in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to oil prices. Oil prices are volatile and unpredictable and influenced by concerns over world supply and demand and many other market factors outside of our control. Oil prices started falling in September 2014 and have fallen dramatically during the period December 2014 to March 2015, remaining at relatively low levels through June 30, 2015. Most of our revenues are from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to West Texas Intermediate ("WTI") or Brent and adjusted for quality each month.

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

We have engaged, from time to time, in non-deliverable foreign exchange contracts to buy or sell Colombian pesos in order to fix the exchange rate of our income tax installments and payments in Colombia. At June 30, 2015, the Company did not have any open foreign currency derivative positions.

The table below provides information about our foreign currency forward exchange agreements at December 31, 2014, including the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. Expected cash flows from the forward contracts equaled the fair value of the contract. The information is presented in U.S. dollars because that is our reporting currency. The increase or decrease in the value of the forward contract was offset by the increase or decrease to the U.S. dollar equivalent of the Colombian peso current tax liabilities. We did not hold any of these investments for trading purposes.

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

Equity Investment in Madalena Energy Inc.

We hold an equity investment in Madalena Energy Inc. ("Madalena"), received as consideration in the sale of our Argentina business unit, which closed June 25, 2014. We hold 29,831,537 shares of Madalena which had a value of $7.6 million at December 31, 2014, and $9.7 million at June 30, 2015, and represented approximately 5.5% of Madalena's outstanding shares at June 30, 2015. These shares trade on the TSX Venture Exchange and as such are subject to changes in value that are outside of our control. We may face market related obstacles such as trading volume and value in divesting these shares.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our principal executive and principal financial officers have concluded that Gran Tierra's disclosure controls and procedures were effective as of June 30, 2015, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

See Note 9 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for material developments with respect to matters previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, and material matters that have arisen since the filing of such report.

Item 1A. Risk Factors

See Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and Part I, Item 2 above regarding proposed pipeline tariff increases. The risks facing our company have not changed substantively from those set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as set forth in Part I, Item 2 above regarding proposed pipeline tariff increases.

Item 6. Exhibits

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: August 4, 2015	/s/ Gary Guidry
By: Gary Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2015	/s/ Ryan Ellson
By: Ryan Ellson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Arrangement Agreement, dated as of July 28, 2008, by and among Gran Tierra Energy Inc., Solana Resources Limited and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on August 1, 2008 (SEC File No. 001-34018).

2.2	Amendment No. 2 to Arrangement Agreement, which supersedes Amendment No. 1 thereto and includes the Plan of Arrangement, including appendices.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-3, filed with the SEC on October 10, 2008 (SEC File No. 333-153376).

2.3	Arrangement Agreement, dated January 17, 2011, by and between Gran Tierra Energy Inc. and Petrolifera Petroleum Limited. +	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 21, 2011 (SEC File No. 001-34018).

2.4	Share Purchase and Sale Offer, dated May 29, 2014, by Gran Tierra Petroco Inc. +	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on July 1, 2014 (SEC File No. 001-34018).

2.5	Share Purchase and Sale Offer, dated May 29, 2014, by Gran Tierra Energy Inc., an Alberta corporation, and PCESA Petroleros Canadienses De Ecuador S.A. +	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the SEC on July 1, 2014 (SEC File No. 001-34018).

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2014 (SEC File No. 001-34018).

3.2	Amended and Restated Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 26, 2014 (SEC File No. 001-34018).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.4	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

10.1	Amendment to Executive Employment Agreement dated May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Jeffrey Scott	Filed herewith.

10.2	Amendment to Executive Employment Agreement dated May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Duncan Nightingale	Filed herewith.

10.3	Amendment to Executive Employment Agreement dated May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and James Rozon	Filed herewith.

10.4	Amendment to Executive Employment Agreement dated May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and David Hardy	Filed herewith.

10.5	Description of terms of employment with Gary Guidry and Ryan Ellson	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on May 13, 2015 (SEC File No. 001-34018).]

10.6	Settlement Agreement, dated May 7, 2015, between Gran Tierra Energy Inc. and West Face SPV (Cayman) I, L.P.	Filed herewith.

10.7	Form of Indemnity Agreement for use with Directors and Executive Officers	Filed herewith.

31.1	Certification of Principal Executive Officer.	Filed herewith.

31.2	Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certifications.	Filed herewith.

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