Form 10-K
period 2016-12-31
GRAN TIERRA ENERGY INC.
filed 2017-03-01
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.0 billion.

On February 23, 2017, the following numbers of shares of the registrant’s capital stock were outstanding: 390,815,190 shares of the registrant’s Common Stock, $0.001 par value; one share of Special A Voting Stock, $0.001 par value, representing 3,387,302 shares of Gran Tierra Goldstrike Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing 4,804,592 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2017 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

Gran Tierra Energy Inc.

Annual Report on Form 10-K

Year Ended December 31, 2016

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

PART I
Items 1 and 2. Business and Properties

General

Gran Tierra Energy Inc. together with its subsidiaries (“Gran Tierra”, "us", "our", or “we”) is an independent international energy company engaged in oil and gas acquisition, exploration, development and production. We are strategically focused on onshore oil and gas properties in Colombia and also own the rights to oil and gas properties in Brazil and Peru. Our Colombian properties represented 87% of our proved reserves NAR at December 31, 2016. The remainder of our proved reserves were attributable to our Brazilian properties. For the year ended December 31, 2016, 97% (year ended December 31, 2015 - 97%; year ended December 31, 2014 - 95%) of our revenue and other income was generated in Colombia.

Our company was incorporated under the laws of the State of Nevada on June 6, 2003, originally under the name Goldstrike Inc. On October 31, 2016, the Company changed its state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion, dated October 31, 2016. The Reincorporation was accomplished by the filing of (i) articles of conversion with the Nevada Secretary of State, and (ii) a certificate of conversion and a certificate of incorporation with the Delaware Secretary of State. Pursuant to the plan of conversion, the Company also adopted new bylaws. The Reincorporation was previously submitted to a vote of, and approved by, the Company’s stockholders at its 2016 Annual Meeting of Stockholders held on June 23, 2016.

We made our initial acquisition of oil and gas producing and non-producing properties in Argentina in September 2005. Since then, we have acquired oil and gas producing and non-producing assets in Colombia, Peru, Argentina and Brazil. We sold our Argentina business unit in June 2014. In 2016, we completed acquisitions of Petroamerica Oil Corp. ("Petroamerica"), PetroGranada Colombia Limited ("PGC") and PetroLatina Energy Limited ("PetroLatina").

On February, 6, 2017, we announced that a purchase and sale agreement (the "Agreement") had been executed by a third party ("Purchaser") to purchase our Brazil business unit through the acquisition of all of the equity interests in one of our indirect subsidiaries, and the assignment of certain debt owed by the corporate entities comprising our Brazil business unit to the Gran Tierra group of companies (the "Brazil Divestiture").

Upon completion of the Brazil Divestiture, the Purchaser will acquire all of our assets and certain liabilities in Brazil, including our 100% working interest in the Tiê Field and all of our interest in exploration rights and obligations held pursuant to concession agreements granted by the Agência Nacional do Petróleo, Gás Natural e Biocombustíveis of Brazil ("ANP").

The completion of the Brazil Divestiture is subject to the Purchaser obtaining financing, as well as customary closing conditions, including the receipt of required regulatory approval from the ANP. The consideration to be received on the completion of the Brazil Divestiture is $35 million, subject to adjustments, plus the assumption by the Purchaser of certain existing and potential liabilities of our Brazil business unit. Pursuant to the Agreement, the Purchaser paid a deposit of $3.5 million on February 7, 2017, which is not refundable in the event the Purchaser is not successful in obtaining financing to complete the Brazil Divestiture.

The economic effective date of the transaction will be on or before August 1, 2017, and we will continue to operate our Brazil business unit until the completion of the Brazil Divestiture.

All dollar ($) amounts referred to in this Annual Report on Form 10-K are United States (U.S.) dollars, unless otherwise indicated.

2016 Overview

Acquisitions

On January 13, 2016, we acquired all of the issued and outstanding common shares of Petroamerica, a Calgary based oil and natural gas exploration, development and production company active in Colombia. As consideration, we issued approximately 13.7 million shares of Gran Tierra Common Stock, and paid cash consideration of approximately $70.6 million. The fair value of Common Stock issued was determined to be $25.8 million based on the closing price of shares of our Common Stock on the acquisition date. Total net purchase price of Petroamerica was $72.2 million, after giving effect to net working capital of $24.2 million. Upon completion of the transaction, Petroamerica became an indirect wholly-owned subsidiary of Gran Tierra.

Additionally, on January 25, 2016, we acquired all of the issued and outstanding common shares of PGC for cash consideration. The net purchase price of PGC was $19.4 million, after giving effect to net working capital of $18.3 million. PGC's working capital on the acquisition date included restricted cash of $18.6 million and cash of $0.2 million. All of the opening balance of restricted cash was released prior to December 31, 2016. Upon completion of the transaction, PGC became an indirect wholly-owned subsidiary of Gran Tierra.

On August 23, 2016, we acquired all of the issued and outstanding common shares of PetroLatina for $525.0 million, consisting of: cash consideration of $465.7 million, which included a deferred cash payment of $25.0 million that was paid on December 31, 2016; assumption of a reserve-backed credit facility with an outstanding balance of $80.0 million; and net of working capital of $17.3 million and other closing adjustments. Upon completion of the transaction, we repaid and canceled the reserve-based credit facility and PetroLatina became an indirect wholly-owned subsidiary of Gran Tierra. The PetroLatina acquisition was funded through a combination of our existing cash balance, gross proceeds of $173.5 million from the subscription receipts offering noted below, available borrowings under our existing revolving credit facility and $130.0 million of borrowings under a bridge loan facility.

On November 25, 2016, we submitted winning bids totaling a combined $30.4 million for two blocks which Ecopetrol S.A. ("Ecopetrol") offered as part of an asset disposition process. Our winning bids were on the Santana and Nancy-Burdine-Maxine Blocks, which are located in the Putumayo Basin. Ecopetrol will transfer ownership of the blocks' assets, contracts, permits and licenses, as well as 100% ownership of Ecopetrol's rights and obligations in respect of the oil and gas assets, to us once the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) grants approval and the conditions of the assignment agreement are met. We intend to finance the $30.4 million purchase price with borrowings under our revolving credit facility.

Debt and equity offerings

During April 2016, we issued $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the "Notes") in a private placement to qualified institutional buyers. Net proceeds from the sale of the Notes were $109.1 million, after deducting the initial purchasers' discount and the offering expenses. The Notes bear interest at a rate of 5.00% per year.

On July 8, 2016, we issued approximately 57.8 million subscription receipts ("Subscription Receipts") in a private placement to eligible purchasers at a price of $3.00 per Subscription Receipt for gross proceeds of approximately $173.5 million or net proceeds after share issuance costs of $165.8 million. The proceeds were used to partially fund the PetroLatina acquisition. Each Subscription Receipt entitled the holder to automatically receive one common share of the Company upon closing of the PetroLatina acquisition upon the satisfaction of certain conditions, which occurred on August 23, 2016.

On November 16, 2016, the borrowing base on our revolving credit facility was increased to $250 million readily available. Previously, the borrowing base was $185.0 million, with $160.0 million readily available and $25.0 million subject to the consent of all lenders. Availability under the revolving credit facility is determined by the reserves-based borrowing base determined by the lenders semi-annually. Our borrowing base will next be re-determined no later than May 2017.

On November 29, 2016, we issued approximately 43.3 million shares of common stock at a public offering price of $3.00 per share, for aggregate gross proceeds of approximately $130.0 million (the "Offering"). The proceeds were used to repay borrowings outstanding under our revolving credit facility.

Colombian peace agreement

On September 26, 2016, the Colombian government and the Revolutionary Armed Forces of Colombia ("FARC") signed a peace agreement (the "Peace Agreement") and, on November 30, 2016, the Peace Agreement was ratified by Colombia's government. Pursuant to the Peace Agreement, the FARC agreed to demobilize its troops and urban militia members and to hand over its weapons to a United Nations mission within 180 days. Once demobilized and disarmed, the FARC can become a legal political party. Under the Peace Agreement, the FARC will be guaranteed at least five seats in the Senate and another five seats in the House of Representatives in 2018 congressional elections.

2016 Operational Highlights

In the year ended December 31, 2016, we incurred capital expenditures of $127.8 million, including $106.0 million or 83% in Colombia, $15.1 million in Brazil, $5.1 million in Peru and $1.6 million in Corporate.

The significant elements of our 2016 capital program in Colombia were:

•
On the Chaza Block (100% working interest ("WI"), operated), we drilled and completed the Guriyaco-1 exploration well, which was completed as an oil producer. We completed the Costayaco-24 development well and drilled and completed the Costayaco-23i, Costayaco-27i, Moqueta-20 and Moqueta 22 development wells in the Costayaco and Moqueta Fields. All four wells were completed as oil producers. We performed recompletions on Costayaco-9 and Costayaco-19 and began producing from a new zone in the field, the A-Limestone formation. We also completed a dual completion on the Moqueta-19i water injector well. We drilled the Moqueta-23 development well.

•	On the Midas Block (100% WI, operated), we drilled and completed the Acordionero-5 and Acordionero-7 development wells as oil producers and commenced drilling the Acordionero-8i development well.

•	On the Putumayo-7 Block (100% WI, operated), we drilled and completed the Cumplidor-1 exploration well, which was completed as an oil producer, and commenced drilling of the Alpha-1 exploration well.

•	On the Putumayo-4 Block (100% WI, operated), we continued activities related to environmental permitting for the Siriri-1 exploration well.

•	On the Suroriente Block (15.8% WI, non-operated), we commenced a well workover campaign at the Cohembi and Quinde oil fields.

•	We completed the acquisition of 2-D seismic on the Sinu-1 (60% WI, operated) and Sinu-3 (51% WI, operated) Blocks.

•	We also continued facilities work at the Moqueta Field on the Chaza Block.
In Brazil:

•
We commenced work on a water injection/pressure support project with an initial workover on the 1-GTE-7HPC-BA well to assess potential as a water source well and we continued facility improvements, including the completion of a compressed natural gas project and a flare stack.

In Peru:

•
We continued work on a revised development plan for Block 95, activities relating to maintaining tangible asset integrity and security of our five blocks in Peru (95, 107 and 133, 123 and 129) and moving forward with environmental approvals on Blocks 107 and 133 (100% WI, operated).

2017 Outlook

In December 2016, we announced our 2017 capital budget. We expect the following ranges for our 2017 capital budget:

	Number of Wells (Gross)	Number of Wells (Net)	2017 Capital Budget ($ million)
Colombia
Development	15-19	13-14	100-140
Exploration	8-11	7-9	85-95
Total Colombia	23-30	20-23	185-235
Brazil	—	—	8
Peru	—	—	6
Corporate	—	—	1
Total company	23-30	20-23	200-250

Colombia remains our primary focus and, based on the midpoint of the guidance, is expected to represent approximately 93% of the 2017 capital program. Based on the midpoint of the guidance, the capital budget is forecasted to be approximately 57% directed to development and 43% to exploration. Between 15% and 20% of the 2017 capital program is expected to be directed to facilities. A large portion of this investment is expected to be dedicated to facilities expansion at the Acordionero Field in order to increase oil production capacity to 15,000 BOEPD by 2017 year-end. The 2017 capital program assumes up to six drilling rigs being active during the year.

We expect to finance our 2017 capital program through cash flows from operations and available capacity under our credit facility, while retaining financial flexibility to undertake further development opportunities and opportunistically pursue acquisitions.

Business Strategy

The Company’s strategy is to efficiently grow and diversify its portfolio of exploration, development and production opportunities in Colombia. We are taking steps to grow cash flows from existing assets by developing reserves and growing reserves through enhanced oil recovery (“EOR”) techniques. Starting in 2017, we have consolidated sufficient exploration opportunities to commence a three to five year continuous exploration program which we expect will be fully funded through the reinvestment of cash flows from operations and leverage of our financial strength.

Oil and Gas Properties

Colombian Properties

Onshore Basinal Extents
Gran Tierra Lands
Gran Tierra Divestiture Pending Approval @ Dec 31, 2016
ECP Acquisition Jan 1, 2017
Upstream Pipeline Infrastructure
Barranquilla
Cartagena
Port of Coveñas
Sinu-San Jacinto Basin
Magdalena Basin
Venezuela
Bogota
Llanos Basin
Port of Tumaco
OTA Pipeline
Colombia
Putumayo Basin
Brazil
Ecuador
SOTE/OCP Pipeline
0 50 100 200 300 400
km

Putumayo Basin
Onshore Basinal Extents
Gran Tierra Lands
ECP Acquisition Jan 1, 2017
Upstream Pipeline Infrastructure
CHAZA
GUAYUYACO
CHAZA (COSTAYACO)
PUTUMAYO PIEDEMONTE NORTE
PUT 1
PUT 10
PUT 2
PUTUMAYO PIEDEMONTE SUR
ALEA-1947-C
PUT 4
PUT 25
PUT 31
NANCY MAXINE BURDINE
PUT 7
SURORIENTE
0 5 10 20 30 40
km

Magdalena Basin
Onshore Basinal Extents
Gran Tierra Lands
Upstream Pipeline Infrastructure
MIDA 5 (CHUIRA)
TISQUIRAMA B
ACORDIONERO
MIDA 5 (ACORDIONERO)
ZOE
MIDA 5 (ZOE)
TISQUIRAMA A
LA PALOMA (COLOR)
LA PALOMA
0 2.5 5 10 15 20

Llanos Basin
Onshore Basinal Extents
Gran Tierra Lands
Gran Tierra Divestiture Pending Approval @ Dec 31, 2016
Upstream Pipeline Infrastructure
LLA70
LLA1
LLA 10
LLA 53
LLA 22
El Porton
Garibay
CPO 7
CPO 13
0 12.5 25 50 75 100

On January 13, 2016, January 25, 2016, and August 23, 2016, respectively, we completed the acquisitions of all of the issued and outstanding shares of Petroamerica, PGC and PetroLatina, respectively.

On November 25, 2016, we submitted winning bids totaling a combined $30.4 million for two blocks which Ecopetrol S.A. offered as part of an asset disposition process. Our winning bids were on the Santana and Nancy-Burdine-Maxine Blocks, which are located in the Putumayo Basin. Ecopetrol will transfer ownership of the blocks' assets, contracts, permits and licenses, as well as 100% ownership of Ecopetrol's rights and obligations in respect of the oil and gas assets, to us once the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) grants approval and the conditions of the assignment agreement are met. We intend to finance the $30.4 million purchase price with borrowings under our revolving credit facility.

During 2016, we sold our interests in the El Eden and Los Ocarros Blocks to a third party and executed an agreement to transfer our interests in the CPO-7 and CPO-13 Blocks to a third party. Assignment of these WIs is subject to approval, or final approval, by the ANH. We also relinquished our interests in four blocks (Llanos-19, Cauca 6 and 7 and Catguas) and in the Garibay exploration area (we retain our interest in the Melero and Jilguero Fields on the Garibay Block). We requested and received approval to transfer work obligations on these blocks to the Putumayo-4 and Putumayo-7 Blocks. Approval of our request to transfer work obligations on the Catguas Block to the Putumayo-2 is pending. Relinquishments of our interests in ten blocks in Colombia are subject to receipt of final documentation from the ANH (Llanos-19, Cauca-6 and 7, Catguas, Azar, Magdalena, Sierra Nevada, El Balay, Guachiria Norte, Primavera).

Excluding blocks subject to relinquishment and the two blocks awarded in the 2016 Colombia asset disposition process, we have interests in 31 blocks in Colombia and are the operator on 22 of these blocks. The following table provides a summary of selected data for these blocks as at December 31, 2016:

Block and Field(s)	Basin	WI	Estimated Proved Reserves, NAR	2016 Average Production NAR, BOEPD(1)	Number of Productive Wells , Net	End of Production Phase	Acres, Net(2)
Chaza - Costayaco, Moqueta and Guriyaco Fields	Putumayo	100% operated	23,730	16,577	34.0	2033 for Costayaco and 2037 for Moqueta	16,472
Guayuyaco - Guayuyaco and Juanambu Fields	Putumayo	70% operated	1,114	648	3.5	2030	36,656
Suroriente - Cohembi and Quillacinga Fields	Putumayo	15.8%(3) non-operated	392	738	2.7	2024	14,262
Putumayo-7 - Cumplidor Field	Putumayo	100% operated	990	42	1.0	24 years from the date of commerciality	130,186
Midas - Acordionero, Chuira and Zoe Fields	Middle Magdalena	100% operated	17,350	1,845	9.0	2035 for Chuira, 2036 for Zoe and 2039 for Acordionero	45,689
La Paloma - Colon and Juglar Fields	Middle Magdalena	100% operated	429	96	5.0	2034 for Colon and 2039 for Juglar	23,756
Tisquirama A and B - Los Angeles and Querubin Fields	Middle Magdalena	See below	371	73	5.2	Until the economic limit of each field	9,120
Garibay - Jilguero and Melero Fields	Llanos	See below	321	559	1.5	2037	821
Llanos-22 - Ramiriqui Field	Llanos	45% non-operated	1,447	952	0.9	2038	11.258
Other Blocks	See below	See below	—	940	0.8	—	2,005,522
			46,144	22,470	63.6		2,293,742

(1) Includes production on two blocks which were sold during 2016.
(2) Excludes our interest in 13 blocks with a total of 2.8 million net acres for which government approval of relinquishments or sale was pending at December 31, 2016. Includes our interest in the CPO-7 and CPO-13 Blocks which we disposed of subsequent to December 31, 2016. Excludes the Santana and Nancy-Burdine blocks since the acquisition of our interests in those blocks had not closed at December 31, 2016.
(3) Our interest in this block is held through our partially owned subsidiaries.

Status of Exploration Phases

Putumayo Basin Blocks

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

Putumayo-4 Block (100% WI, operated)

During 2016, we acquired the remaining 30% WI in this block in the PetroLatina acquisition. We are in the first exploration phase. We requested and received approval to transfer work obligations from the Cauca-7 and Garibay blocks to this block. The transferred work obligation consisted of drilling an exploration well. We requested and were granted an extension of this phase to February 17, 2018. This phase requires the acquisition, processing and interpretation of 143 kilometers of 2-D seismic, and two exploration wells to be drilled. We have satisfied the seismic work obligation on this block.

Putumayo-1 Block (55% WI, operated)

We are in the first of two exploration phases. We requested and were granted a suspension of this phase due to community issues. This phase requires the acquisition of 159 square kilometers of 3-D seismic and one exploration well to be drilled. We have satisfied the seismic work obligation on this block.

Putumayo-10 Block (100% WI, operated)

We are in the first of two exploration phases. We requested and were granted a suspension of the exploration phase due to community and permitting issues. This phase requires the acquisition of 73 kilometers of 2-D seismic and two exploration wells to be drilled. We will have 20 months from the date the suspension is lifted to complete the work obligation.

Putumayo-31 Block (100% WI, operated)

During 2016, we acquired the remaining 35% WI in this block in the Petroamerica acquisition. We are in phase zero, the community consultation phase. We requested and were granted an extension of this phase to March 2, 2017. We have requested a further extension of this phase.

Putumayo Piedemonte Norte Block (70% WI, operated)

We are in the first of six exploration phases, which is currently under suspension. This exploration phase requires the acquisition, processing and interpretation of 70 kilometers of 2-D seismic. We have already acquired 18 kilometers of 2-D seismic on this block.

Putumayo Piedemonte Sur Block (100% WI, operated)

We are in a unified phase two and three of six exploration phases. We requested and were granted a suspension and restitution of this phase for 229 days so that the new phase would end on July 22, 2017. However, our environmental license application was rejected by the Colombian environmental agency due to the high environmental sensitivity in the area (a decision which we have appealed), and therefore, we have requested to keep the phase suspended. This unified phase requires the acquisition of 55 kilometers of 2-D seismic and one exploration well to be drilled. We have satisfied the 2-D seismic work obligation on this block.

Llanos Basin Blocks

Garibay Block (Jilguero Field - Mirador 30.35% WI and 50% other areas; Melero Field 50% WI, non-operated)

During 2016, the ANH approved our request to transfer our work obligation in this block to the Putumayo-4 Block; as a result we do not have any remaining exploration work obligations in this block. The exploration period in the Garibay Block has ended and we retain the Jilguero and Melero Fields.

Llanos-22 Block (45% WI, non-operated)

We are in a unified first and second additional exploration program. Our partner requested and was granted a suspension of the exploration program. Once the suspension is lifted we will have 507 days to complete the work obligation. This exploration program requires one exploration well to be drilled and the acquisition of 85 square kilometers of 3-D seismic.

Sinu Basin Blocks

Sinu-1 Block (60% WI, operated)

The contract comprises one exploration phase which requires the completion of regional studies, the acquisition of 479 kilometers of 2-D seismic and one stratigraphic well to be drilled by August 13, 2017. We completed the regional studies and the acquisition 479 kilometers of 2-D seismic, but are required to acquire an additional 80 kilometers of 2-D seismic to satisfy the minimum required investment.

Sinu-3 Block (51% WI, operated)

We are in the first exploration phase. We requested and were granted an extension of this phase to June 11, 2017. This phase requires the completion of regional studies, the acquisition of 488 kilometers of 2-D seismic and one exploration well to be drilled. We completed the regional studies and the seismic work obligation on this block.

Blocks acquired in the Petroamerica and PGC acquisitions

We acquired interests in the following blocks through the acquisitions of Petroamerica and PGC on January 13, 2016, and January 25, 2016, respectively.

Putumayo Basin Blocks

Putumayo-7 Block (100% WI, operator)

During 2016, we received regulatory approval for the assignment of 100% WI in this block to Petroamerica (50% and Operator) and PGC (50%). This block is in phase one of two exploration phases. We requested and were granted a change of the work obligation from the acquisition of 83.3 square kilometers of 3-D seismic to the drilling of one exploration well. Additionally, we requested and were granted a transfer of work obligations from the Cauca-6 and Llanos-19 blocks to this block, and an extension of the phase for 109 days in order to perform the new work obligations. We also requested and were granted a suspension and restitution of the phase for 69 days. As a result, the phase will end on October 12, 2017. This phase requires the acquisition of 95.3 square kilometers of 3-D seismic and four explorations wells to be drilled. During 2016, we drilled the Cumplidor-1 and Alpha-1 exploration wells which discovered oil, however, we have not yet declared commerciality in this area.

Putumayo-2 Block (100% WI, operator)

We are in the second exploration phase. This phase was suspended, but we requested and were granted the lifting of the suspension. The phase will end on October 16, 2019. We have requested a transfer of the work obligation from the Catguas block to this block. This phase requires two exploration wells to be drilled and the acquisition of 10 square kilometers of 3-D seismic. If the work obligation transfer is approved, the work obligation for this phase will be three exploration wells. The seismic work obligation was satisfied prior to our acquisition of Petroamerica.

Suroriente Block (15.8% WI, non-operated)

We hold our interest in this block through our partially owned subsidiaries. All work obligations in relation to this contract were completed prior to our acquisition of Petroamerica. This is a “Crude Incremental Production Contract” with Ecopetrol. Under the terms of the contract, the working interests are subject to an “R” factor which can reduce the net WI depending on future investment and cash flow ratios. Although the contract is described as an incremental production contract, in this particular case, the working interest parties share in the entire amount of the crude production with Ecopetrol, due to the base production level being set at zero over the life of the contract, which expires in 2024.

Alea 1848-A (50% WI, non-operated)

We are in a unified three and four of five exploration phases. The suspension of this phase was lifted and the phase will end July 5, 2017. This phase requires the reprocessing of 500 kilometers of 2-D seismic, the acquisition of 70 kilometers of 2-D seismic, the acquisition of 52 square kilometers of 3-D seismic and one exploration well to be drilled. The work obligation for the reprocessing of 2-D seismic was satisfied prior to our acquisition of Petroamerica.

Alea 1947-C (49.5% WI, non-operated)

We hold our interest in this block through our partially owned subsidiaries. We are in phase two of five exploration phases. The suspension of this phase was lifted and the phase will end May 19, 2017. This phase requires one exploration well to be drilled.

Llanos Basin Blocks

Llanos-10 (50% WI, non-operated)

We are in the first of two exploration phases, which is currently under suspension. This phase requires the acquisition of 127 square kilometers of 3-D seismic and one exploration well to be drilled. The seismic work obligation was satisfied prior to our acquisition of Petroamerica.

El Porton (100% WI, operator)

Prior to our acquisition of Petroamerica, Petroamerica's two partners on this block withdrew from the exploration phase of the contract and decided not to continue into the fifth exploration phase. As a result, Petroamerica retains 100% WI of the exploration phase of this block. We are in the fifth exploration phase. We requested and were granted an extension of this phase to June 2, 2017. This phase requires one exploration well to be drilled.

Caguán-Putumayo Basin Block

Tinigua (40% WI, operator)

We are in the second of six exploration phases. We requested and were granted a suspension of this exploration phase. Once the suspension is lifted we will have 471 days to complete the work obligation. This phase requires one exploration well to be drilled. The drilling of the exploration well is subjected to a carry from our partner for 90% of the well costs (including testing and completion) up to $12 million.

Lower Magdalena Basin Blocks

Arjona Block (30% WI, non-operated)

This is a contract for the operation of Ecopetrol undeveloped discovered fields. The evaluation period in the Arjona Block has ended. All work obligations in relation to such evaluation period were completed prior to our acquisition of Petroamerica and the contract expiration date is November 9, 2017.

Blocks acquired in the PetroLatina Acquisition

We acquired interests in the following blocks through the acquisition of PetroLatina on August 23, 2016:

Middle Magdalena Basin Blocks

Midas Block (100% WI, operator)

All work obligations in relation to this contract were completed prior to our acquisition of PetroLatina.

La Paloma (100% WI, operator)

All work obligations in relation to this contract were completed prior to our acquisition of PetroLatina.

Tisquirama A and B (Querubin Field - 20% revenue WI and 25% cost WI; Los Angeles Field - 40% revenue WI and 50% cost WI; operator)

All obligations in relation to these contracts were completed prior to our acquisition of PetroLatina.

Putumayo Basin Block

Putumayo-25 Block (100% WI, operator)

We are in phase zero, the community consultation phase, was due to end on November 12, 2016, but we have requested an extension of this phase.

Llanos Basin Blocks

Llanos-1 (100% WI, operated)

We are in phase one of two exploration phases. This phase will end on December 29, 2018, and requires the acquisition of 97.5 square kilometers of 3-D seismic and one exploration well to be drilled.

Llanos-70 (100% WI, operated)

We are in phase one of two exploration phases. This phase will end on December 29, 2018, and requires the acquisition of 163 square kilometers of 3-D seismic and one exploration well to be drilled.

Llanos-53 (100% WI, operated)

We are in phase one of two exploration phases. This phase will end on August 10, 2017, but we have requested a suspension of this phase. This phase requires the acquisition of 89 square kilometers of 3-D seismic and two exploration wells to be drilled.

Royalties

Colombian royalties are regulated under laws 756 of 2002 and 1530 of 2012. All discoveries made subsequent to the enactment of law 756 of 2002 have the sliding scale royalty described below. Discoveries made before the enactment of this law have a royalty of 20%. The ANH contracts to which we are a party all have royalties that are based on a sliding scale described in law 756. This royalty works on an individual oil field basis starting with a base royalty rate of 8% for gross production of less than 5,000 bopd. The royalty increases in a linear fashion from 8% to 20% for gross production between 5,000 and 125,000 bopd and is stable at 20% for gross production between 125,000 and 400,000 bopd. For gross production between 400,000 and 600,000 bopd the rate increases in a linear fashion from 20% to 25%. For gross production in excess of 600,000 bopd the royalty rate is fixed at 25%. In addition to the sliding scale royalty, the following blocks have additional x-factor royalties: Llanos-22, Putumayo-2, Putumayo-4 and Putumayo-7: 1%; Sinu-1 and Llanos-10: 3%; Putumayo-31: 12%; Sinu-3:17%; Llanos-1: 31%; Llanos-53: 33%; Llanos-70: 31% and Putumayo 25: 19%.

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

Pursuant to the Chaza Block exploration and production contract (the "Chaza Contract") between the ANH and Gran Tierra, our production from the Costayaco and Moqueta Exploitation Areas are also subject to an additional royalty (the "HPR royalty") that applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. Pursuant to the Chaza Contract, any new Exploitation Area on the Chaza Block will also be subject to the HPR royalty once the production on such Exploitation Area exceeds five MMbbl of cumulative production. Cumulative gross production from the Acordionero Exploitation Area in the Midas Block exceeded five MMbbl during January 2017, and since that time we have been paying the HPR Royalty on production from the Acordionero Exploitation Area. The Jilguero Exploitation Area in the Garibay Block will be subject to the HPR royalty once production from such Exploitation Area has reached five MMbbl.

For exploration and production contracts awarded in the 2010, 2012 and 2014 Colombia Bid Rounds, the HPR royalty will apply once the production from the area governed by the contract, rather than any particular Exploitation Area designated under the contract, exceeds five MMbbl of cumulative production. We expect that this criterion for the HPR royalty will apply for subsequent bid rounds.

The Guayuyaco and Suroriente Blocks have the sliding scale royalty but do not have the additional royalty.

In addition to these government royalties, our original interests in the Guayuyaco and Chaza Blocks acquired on our entry into Colombia in 2006 are subject to a third party royalty. The additional interests in Guayuyaco and Chaza that we acquired on the acquisition of Solana in 2008 are not subject to this third party royalty. On June 20, 2006, we entered into a participation agreement that would effectively compensate Crosby Capital, LLC ("Crosby") for its share in certain Colombian properties. The compensation is in the form of overriding royalty rights that apply to our original interests in production from the Guayuyaco and Chaza Blocks. The overriding royalty rights start with a 2% rate on working interest production less government royalties. For new commercial fields discovered within 10 years of the agreement date and after a prescribed threshold is reached, Crosby reserves the right to convert the overriding royalty rights to a net profit interest ("NPI"). This NPI ranges from 7.5% to 10% of working interest production less sliding scale government royalties, as described above, and operating and overhead costs. No adjustment is made for the HPR royalty. On certain pre-existing fields, Crosby does not have the right to convert its overriding royalty rights to an NPI. In addition, there are conditional overriding royalty rights that apply only to the pre-existing fields. Currently, we are subject to a 10% NPI on 50% of our working interest production from the Costayaco and Moqueta Fields in the Chaza Block and 35% of our working interest production from the Juanambu Field in the Guayuyaco Block, and overriding royalties on our working interest production from the Guayuyaco Field in the Guayuyaco Block.

The Putumayo-7 Block is also subject to a third party royalty in addition to the government royalties. Pursuant to the terms of the agreement by which the interests in the Putumayo-7 Block were acquired, a 10% royalty on production from the Putumayo-7 Block is payable to a third party. The terms of the royalty allow for transportation costs, marketing and handling fees, government royalties (including royalties payable to the ANH pursuant to Section 39 of the contract for the Putumayo-7 Block - the "Rights Due to High Prices") and taxes (other than taxes measured by the income of any party, and other than VAT or any equivalent) to be paid in cash or kind to the Government of Colombia (or any federal, state, regional or local government agency) and ANH, and the 1% ’X’ factor payment to be deducted from production revenue prior to the royalty being paid to a third party.

Brazilian Properties

On February 6, 2017, we announced that a purchase and sale agreement had been executed by a Purchaser to purchase our Brazil business unit through the acquisition of all of the equity interests in one of our indirect subsidiaries, and the assignment of certain debt owed by the corporate entities comprising our Brazil business unit to the Gran Tierra group of companies. Upon completion of the Brazil Divestiture, the Purchaser will acquire all of our assets and certain liabilities in Brazil, including our 100% working interest in the Tiê Field and all of our interest in exploration rights and obligations held pursuant to concession agreements granted by the ANP.

The completion of the Brazil Divestiture is subject to the Purchaser obtaining financing, as well as customary closing conditions, including the receipt of required regulatory approval from the ANP. The consideration to be received on the completion of the Brazil Divestiture is $35 million, subject to adjustments, plus the assumption by the Purchaser of certain existing and potential liabilities of our Brazil business unit. Pursuant to the Agreement, the Purchaser paid a deposit of $3.5 million on February 7, 2017, which is not refundable in the event the Purchaser is not successful in obtaining financing to complete the Brazil Divestiture.

The economic effective date of the transaction will be on or before August 1, 2017, and we will continue to operate our Brazil business unit until the completion of the Brazil Divestiture.

We have a 100% WI in six blocks in Brazil and are the operator in all of these blocks. Our Brazilian properties are located in the Recôncavo Basin in Eastern Brazil in the State of Bahia. During 2016, we relinquished our interest in Block REC-T-86 at the end of the Block's first exploration phase.

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

In 2014, a class action was initiated by the Brazilian Federal Prosecutor to suspend the effects of the 12th Bidding Round of the Agência Nacional de Petróleo Gás Natural e Biocombustíveis ("ANP") until the issuance of proper environmental regulations.  The ANP also issued a resolution to regulate fracture stimulation, which required appropriate environmental permits be in place to specifically authorize fracturing activities in unconventional reservoirs. The result was to halt unconventional activities on the Bid Round 12 blocks, which were promoted as unconventional exploration blocks, until such a time as policies governing unconventional activities could be coordinated and finalized among State and Federal environmental agencies. Blocks REC-T-129, REC-T-142, REC-T-155 and REC-T-224 were granted in Bid Round 9, for which there has not been a class action; however, the ANP’s resolution and the regulatory uncertainty has limited our ability to receive permits for drilling unconventional exploration targets on our blocks.

The First Appraisal Plan ("PAD") phase for Blocks REC-T-129, REC-T-142 and REC-T-155 ended on May 24, 2015, however we requested and were granted a suspension of the PAD phase until regulatory policies governing unconventional activities are finalized.

The exploration phase of the concession agreement on Block REC-T-224 was due to expire on December 11, 2013; however, we requested and were granted a suspension and extension of the exploration phase of this block. Block REC-T-224 is currently in force majeure pending the approval of environmental permits. The exploration phase on Block REC-T-224 will end one year after the date an environmental permit is granted. This phase requires one exploration well to be drilled.

Blocks REC-T-117 and REC-T-118 (100% WI, operated)

Blocks REC-T-117 and REC-T-118 are located north of our other blocks in the Recôncavo Basin and cover 14,530 gross acres. Both blocks are in the first exploration phase which was due to end in August 2016, but for which we requested and were granted an extension to August 2017 to allow reinterpretation of seismic data to allow definition on conventional prospects. This phase required the acquisition of a total of 58.5 square kilometers of 3-D seismic and two exploration wells to be drilled on Block REC-T-117 and three exploration wells on Block REC-T-118. We have satisfied the work obligation for the acquisition, processing and interpretation of 3-D seismic. We have requested a rephasing of the work obligations for the exploration commitments on Blocks 117 and 118 that would move the obligations to 2017.

Peruvian Properties

We have a 100% WI in five blocks in Peru and we are the operator in all of these blocks. The following table provides summary information for our blocks in Peru:

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

Status of Exploration Phases

Block 95 (100% WI, operated)

In February 2015, we ceased all further development expenditures in the Bretaña Field on Block 95 other than what is necessary to maintain tangible asset integrity and security. We requested and were granted a three year retention period from December 28, 2015, to ring-fence the Bretaña Structure. The obligation during this retention period is to evaluate the economics of the project in order to decide whether to declare commerciality by December 27, 2018.

We successfully "ring-fenced" Block 95's Bretaña Field with PeruPetro S.A., and maintain the remainder of Block 95 as exploration acreage for an additional two years until December 2017. This additional exploration period requires the completion of 176 units of work to move to the next phase or forfeiture with no penalty or commitment.

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

Block 107 (100% WI, operated)

We are in the fifth and final exploration period, which is suspended due to delays in the permitting process. A 3-year extension of the fifth exploration phase was granted on April 30 2015. This period requires two exploration wells to be drilled. During 2016, we completed the information required for the EIA approval process. Upon approval of the EIA and necessary permits, suspension of the period will end and the 3-year period will commence.

Block 133 (100% WI, operated)

We are in the third exploration period of four, which is in force majeure pending the approval of 2-D seismic and drilling EIAs. This period requires one exploration well to be drilled or the completion of 200 units of work. Upon approval of the EIA and necessary permits, suspension of the period will end and we would have 24 months to complete the work obligation.

Administrative Facilities

Our principal executive offices are located in Calgary, Alberta, Canada. The Calgary office lease will expire on November 29, 2022. We also have office space in Colombia, Peru and Brazil.

Estimated Reserves

Our 2016 reserves were independently prepared by McDaniel International Inc. ("McDaniel"), a wholly owned subsidiary of McDaniel & Associates. McDaniel & Associates was established in 1955 as an independent Canadian consulting firm and has been providing oil and gas reserves evaluation services to the world's petroleum industry for the past 60 years. They have internationally recognized expertise in reserves evaluations, resource assessments, geological studies, and acquisition and disposition advisory services. McDaniel has offices in Calgary, Canada and Guildford, United Kingdom. The technical person primarily responsible for the preparation of our reserves estimates at McDaniel meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

The following table sets forth our estimated reserves NAR as of December 31, 2016.

	Oil	Natural Gas	Oil and Natural Gas
Reserves Category	(Mbbl)	(MMcf)	(MBOE)
Proved
Developed
Colombia	35,529	1,468	35,774
Brazil	1,912	1,382	2,142
Total proved developed reserves	37,441	2,850	37,916
Undeveloped
Colombia	10,349	127	10,370
Brazil	4,140	2,203	4,506
Total proved undeveloped reserves	14,489	2,330	14,876
Total proved reserves	51,930	5,180	52,792

Probable
Developed
Colombia	10,852	190	10,884
Total probable developed reserves	10,852	190	10,884
Undeveloped
Colombia	31,132	2,193	31,498
Brazil	1,649	962	1,809
Total probable undeveloped reserves	32,781	3,155	33,307
Total probable reserves	43,633	3,345	44,191

Possible
Developed
Colombia	12,613	504	12,697
Total possible developed reserves	12,613	504	12,697
Undeveloped
Colombia	46,935	1,411	47,170
Brazil	3,407	2,009	3,742
Total possible undeveloped reserves	50,342	3,420	50,912
Total possible reserves	62,955	3,924	63,609

Product Prices Used In Reserves Estimates

The product prices that were used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions and/or distance from market. The average realized prices for reserves in the report are:

Oil and NGLs (USD/bbl) - Colombia	$31.67
Natural Gas (USD/Mcf) - Colombia	$3.67
Light/Medium Oil (USD/bbl) - Brazil	$31.42
Natural Gas (USD/Mcf) - Brazil	$1.47

Proved Undeveloped Reserves

At December 31, 2016, we had total proved undeveloped reserves NAR of 14.9 MMBOE (December 31, 2015 - 7.6 MMBOE), including 10.4 MMBOE in Colombia (December 31, 2015 – 5.0 MMBOE) and 4.5 MMBOE in Brazil (December 31, 2015 – 2.6 MMBOE). Approximately 64%, 5% and 1% of proved undeveloped reserves, respectively, are located in our Acordionero, Costayaco and Ramiriqui Fields in Colombia, and 30% are in the Tiê Field in Brazil. None of our proved undeveloped reserves at December 31, 2016, have remained undeveloped for five years or more since initial disclosure as proved reserves and we have adopted a development plan which indicates that the proved undeveloped reserves are scheduled to be drilled within five years of initial disclosure as proved reserves.

Material changes in proved undeveloped reserves are summarized in the table below:

Oil Equivalent (MMBOE)
Balance, December 31, 2015	$7.6
Acquisitions	9.5
Converted to proved producing	(4.5)
Technical revisions	1.5
Discoveries and extensions	0.8
Balance, December 31, 2016	$14.9
In 2016, we converted 4.5 MMBOE, or 59% of year-end 2015 proved undeveloped reserves, to developed status. In 2016, we made investments, consisting solely of capital expenditures, of $10.1 million in Colombia and $4.0 million in Brazil, associated with the development of proved undeveloped reserves.

During 2016, as part of the PetroLatina acquisition, we acquired the Acordionero Field in Colombia which added 9.5 MMBOE of proved undeveloped reserves ("PUDs"). PUD conversions into proved developed producing reserves occurred primarily on the Chaza Block in Colombia due to the drilling of three production locations and one conversion to injection in the Moqueta Field, and injection well drilling in the Costayaco Field. Additionally, the discovery of the A-Limestone reservoir and increase in injection capacity in these properties resulted in a net increase in proved developed producing reserves. Also, PUDs were added in the existing waterflood zones in the Costayaco Field based on modeling work. In Brazil, no new wells were drilled; however, positive technical revisions of PUDs occurred in Tiê Field. The ALV-2 well was converted to injection in 2016 and injection is scheduled to start in March 2017. PUDs in the Tiê Field consist of an attic producer and an additional well conversion to injection.

Production, Revenue and Price History

Certain information concerning production, prices, revenues and operating expenses for the three years ended December 31, 2016, is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Unaudited Supplementary Data provided following our Financial Statements in Item 8, which information is incorporated by reference here.

The following table presents oil and NGL production NAR from our Costayaco, Moqueta and Acordionero Fields for the three years ended December 31, 2016:

	Year Ended December 31,
	2016			2015		2014
	Costayaco	Moqueta	Acordionero	Costayaco	Moqueta	Costayaco	Moqueta
Oil and NGL's, bbl	3,975,842	2,091,361	648,518	4,053,977	2,005,444	4,194,933	1,690,335
Average sales price of oil and NGL's per bbl	$33.52	$32.86	$35.87	$42.57	$42.10	$83.05	$82.84
Operating expenses of oil and NGL's per bbl	$13.71	$10.50	$8.00	$14.87	$15.93	$15.50	$12.06

We prepared the estimate of standardized measure of proved reserves in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 932, “Extractive Activities – Oil and Gas”.

Drilling Activities

The following table summarizes the results of our exploration and development drilling activity for the past three years. Wells labeled as “In Progress” for a year were in progress as of December 31, 2016, 2015 or 2014. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to Gran Tierra of productive wells compared to the costs of dry holes.

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Colombia
Exploration
Productive	2.00	2.00	—	—	—	—
Dry	—	—	1.00	1.00	2.00	2.00
In Progress	1.00	1.00	—	—	1.00	1.00
Development
Productive	7.00	7.00	7.00	5.16	6.00	6.00
Service	2.00	2.00	—	—	—	—
Dry	1.00	1.00	—		—	—
In Progress	3.00	3.00	6.00	6.00	3.00	3.00
Total Colombia	16.00	16.00	14.00	12.16	12.00	12.00

Brazil
Exploration
Productive	—	—	—	—	—	—
Dry	—	—	—	—	2.00	2.00
In Progress	—	—	—	—	—	—
Development
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
In Progress	—	—	—	—	—	—
Total Brazil	—	—	—	—	2.00	2.00

Peru
Exploration
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
In Progress	—	—	—	—	—	—
Development
Productive	—	—	—	—	—	—
Service	—	—	1.00	1.00	—	—
Dry	—	—	1.00	1.00	—	—
In Progress	—	—	—	—	1.00	1.00
Total Peru	—	—	2.00	2.00	1.00	1.00

Total	16.00	16.00	16.00	14.16	15.00	15.00

Of the six wells in progress in Colombia as at December 31, 2015, two were producing, two were service wells, one continued to be in progress (suspended), and one was dry at December 31, 2016.

In 2016, we also continued pressure maintenance projects in the Costayaco and Moqueta Fields in Colombia.

Well Statistics

The following table sets forth our productive wells as of December 31, 2016:

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Colombia(1)	96.0	63.63	—	—	96.0	63.6
Brazil(2)	2.0	2.0	—	—	2.0	2.0
Peru	—	—	—	—	—	—
	98.0	65.6	—	—	98.0	65.6

(1) Includes 14.0 gross and 11.7 net water injector wells and 51.0 gross and 49.5 net wells with multiple completions.
(2) Includes 2.0 gross and net wells with multiple completions.

Developed and Undeveloped Acreage

The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2016:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Colombia(1)	274,592	150,225	3,787,827	2,143,517	4,062,419	2,293,742
Brazil	1,511	1,511	40,095	40,095	41,606	41,606
Peru	—	—	5,732,274	5,732,274	5,732,274	5,732,274
Gran Tierra as at December 31, 2016(1)	276,103	151,736	9,560,196	7,915,886	9,836,299	8,067,622

(1) Excludes our interest in 13 blocks in Colombia with a total of 2.8 million net acres for which government approval of relinquishments or sale was pending at December 31, 2016. Excludes the Santana and Nancy-Burdine blocks since the acquisition of our interests in those blocks had not closed at December 31, 2016.

At December 31, 2016, our gross undeveloped acreage was located 60% in Peru (36% Blocks 123 and 129) and 40% in Colombia.

Research and Development

We utilize existing technology, industry best practices and continual process improvement to execute our business plan. We have not expended any resources on pursuing research and development initiatives.

Marketing and Major Customers

Colombia

Our oil in Colombia is mainly located in the Middle Magdalena Valley (“MMV”) and Putumayo Basin. In MMV, our focus is on the Acordionero field, where production is approximately 18° API and represented 8% of our production in 2016. The Putumayo production (as defined below) is approximately 29° API and represented 80% of our production in 2016.

We have entered into numerous agreements to sell oil produced in the Chaza and Guayuyaco Blocks (the “Putumayo production”). These agreements are subject to renegotiation annually and generally contain mutual termination provisions with 30 days' notice. The volume of crude oil does not include the volume of oil corresponding to royalties taken in kind, but does include volumes relating to HPR royalties.

We may, but are not obligated to, sell up to 100% of our Putumayo production to Ecopetrol. The Ecopetrol agreement will expire March 31, 2017. We deliver our oil to Ecopetrol through our transportation facilities which include pipelines, gathering systems and through the transportation and logistics assets of CENIT Transporte y Logistica de Hidrocarburos S.A.S ("CENIT"), a wholly-owned subsidiary of Ecopetrol. The point of sale of our Putumayo production to Ecopetrol is the Port of Tumaco on the Pacific coast of Colombia.

We have entered into ship and pay transportation agreements (the “Transportation Agreements”) with CENIT. These agreements will expire November 30, 2017. Pursuant to the Transportation Agreements we pay a transportation tariff and transportation tax for the transportation of the Putumayo production from the Putumayo Basin to the Port of Tumaco. Pursuant to the Transportation Agreements, each of Gran Tierra Energy Colombia Ltd. and Petrolifera Petroleum (Colombia) Limited have the right to transport up to 10,000 bopd, subject to availability of capacity, of crude oil production from the Chaza and Guayuyaco Blocks in Colombia: (1) from Santana Station to CENIT’s facility at Orito through CENIT’s Mansoya – Orito Pipeline, and (2) from CENIT’s facility at Orito to the Port of Tumaco through CENIT’s Orito – Tumaco Pipeline. We can request that CENIT transport additional crude oil in excess of 20,000 bopd through the pipelines on the same terms, which CENIT may do at its sole discretion. Generally, under these agreements, CENIT is liable (subject to specified limitations) for pollution clean up costs resulting from incidents during transportation. The cost of oil lost during transportation is shared by the parties that ship oil on the pipeline, in proportion to their share of total volumes shipped.

Currently we have Firm Capacity Transportation Agreements for 6,000 bopd, of which 3,000 bopd are under ship or pay agreements and 3,000 bopd are under ship and pay agreements. These agreements will expire October 31, 2020. The remainder of our Putumayo production is transported through the Transportation Agreements.

Putumayo production is also sold to multiple other parties, in addition to Ecopetrol. Other sales in Putumayo are generally delivered at the wellhead. Oil can be delivered and sold at the Costayaco battery and loaded into trucks or sold via pipeline. When oil is oil is loaded into trucks there are multiple evacuation routes. When oil is delivered to facilities at Babillas Station, the sales point is the Port of Coveñas upon oil export, or delivered via pipeline to the Port of Esmeraldas, Ecuador and the sales point is when oil is loaded into an export tanker.

Varying amounts of oil are trucked: (1) from Santana Station to Ecopetrol’s storage terminal at Orito, a distance of approximately 47 kilometers; (2) from the Costayaco Field to Ecopetrol’s storage terminal at Babillas, approximately 363 kilometers north of the Chaza Block; (3) from the Costayaco Field to Hocol´s unloading facilities at Neiva (Babillas Station), approximately 361 kilometers north of the Chaza Block; (4) from the Costayaco Field to the Atlántico Oil Terminal in Barranquilla, a distance of approximately 1,534 kilometers; (5) from the Garibay Jilguero Field to facilities at Cusiana Station, a distance of approximately 75 kilometers; and; (6) from the Llanos 22 Ramiriqui Field to facilities at Cusiana Station, a distance of approximately 35 kilometers.

In MMV, the Acordionero field has a firm volumetric contract which will end by approximately the first quarter of 2018. Presently, we truck these volume 530 kilometers to the buyer at Puerto Bahia, Cartagena Bay. We are evaluating pipeline tie at the Acordionero field which will give access to the Port of Coveñas for future sales at the export terminal.

Production from the minor fields in MMV is sold at the wellhead on a short-term contract which will expire June 30, 2017.

We receive revenues for our Colombian oil sales in U.S. dollars. Oil prices for sales of our crude oil are defined by agreements with the purchasers of the oil and are based generally on an average price for crude oil, using Brent, with adjustments such as for quality, specified fees, transportation fees and transportation tax.

Brazil

Petróleo Brasileiro S.A (“Petrobras”) is the main purchaser of our oil production from Block 155 in Brazil. Oil is trucked 26 miles to the Petrobras Carmo Oil Treatment Station. Oil prices for sales to Petrobras are based on the monthly average Dated Brent price less a refining and quality discount.

Competition

The oil and gas industry is highly competitive. We face competition from both local and international companies in acquiring properties, contracting for drilling and other oil field equipment and securing trained personnel. Many of these competitors, such as Ecopetrol, have greater financial and technical resources. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for prospects and resources in the oil and natural gas industry.

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

We operate in Colombia through Colombian branches of the following entities: Gran Tierra Energy Colombia Ltd., Gran Tierra Colombia Inc. and Petrolifera Petroleum (Colombia) Limited. On December 27, 2016, we completed the merger of four of our Colombian branches: Gran Tierra International Colombia Corp. Sucursal, Gran Tierra Colombia Inc. Sucursal, Gran Tierra P&G Corp Sucursal, and Gran Tierra Energy Corp. Sucursal. Gran Tierra Energy Colombia Ltd. and Gran Tierra Colombia Inc., are currently qualified as operators of oil and gas properties by the ANH.

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

Brazil

In Brazil, Law No. 2,004 enacted in 1953 created the state monopoly of the petroleum industry and Petrobras, a state-owned legal entity, which was the sole company conducting exploration and production activities in Brazil. The Brazilian Federal Constitution enacted on October 5, 1988, continued this state monopoly of the petroleum industry.

Amendment No. 9 to the Brazilian Constitution, enacted on November 9, 1995, relaxed the state monopoly and authorized the Brazilian government to contract, through Concession Contracts, with state and private companies, with head offices and management located in Brazil, for the exploration and production of oil and natural gas, as well as to grant authorizations for the refining, transportation, import and export of oil, natural gas and its by-products.

The regulatory model is governed by Law No. 9,478 of August 6, 1997 (the “Petroleum Law”), as amended, which controls the granting of concessions for carrying out exploration and production activities to Brazilian companies. The Petroleum Law, as amended, also established a legal framework for pre-salt layer areas and strategic areas to be defined by the Brazilian government and which will be subject to the Production Sharing Contracts regime.

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

During a public bid procedure, any company evidencing technical, financial and legal standards under the applicable bidding requirements may qualify and apply for particular blocks made available for Concession Contracts. Qualified companies may compete alone or in association with other companies, including through the formation of “consortia” (unincorporated joint-ventures). Blocks awarded and the duration of the exploration and production periods are defined in the contracts which, besides the usual covenants that can be found in oil concessions, such as exploration and development programs, relinquishment of areas, and unitization, include reversion to the state of certain assets at the end of the concession. Contracts may be assigned or transferred to other Brazilian companies that comply with the technical, financial and legal requirements established by the ANP.

Oil and natural gas resources in Brazil, whether onshore or offshore, belong to the Brazilian government. However, under the Concession Contracts regime, after the discovery of oil and gas reserves, ownership is assigned to the concessionaire. Under the principles of the Federal Constitution, the national territory comprises all land and the continental shelf. Brazil is a signatory of the conventions regulating the economic use of the sea and its subsoil. Brazil is thus entitled to the enjoyment of the resources over the territorial sea and marine platform up to the limits indicated in the pertinent treaties.

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

Environmental Compliance

Our activities are subject to laws and regulations governing environmental quality and pollution control in the countries where we maintain operations. Our activities with respect to exploration, drilling, production and facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil and other products, are subject to stringent environmental regulation by regional and federal authorities in Colombia, Peru and Brazil. Such regulations relate to environmental impact studies, the discharge of pollutants into air and water, water use and management, the management of non-hazardous and hazardous waste, including its transportation, storage, and disposal, permitting for the construction of facilities, recycling requirements and reclamation standards, and the protection of certain plants and animal species as well as cultural resources and areas inhabited by indigenous peoples, among others. Risks are inherent in oil and gas exploration, development and production operations. These risks include blowouts, fires, or spills. Significant costs and liabilities may be incurred in connection with environmental compliance issues. Licenses and permits required for our exploration and production activities may not be obtainable on reasonable terms or on a timely basis, which could result in delays and have an adverse effect on our operations. Spills and releases into the environment of petroleum products can result in remediation costs and liability for damages. Moreover, violations of environmental laws and regulations can result in the issuance of administrative, civil, or criminal fines and penalties, as well as orders or injunctions prohibiting some or all of our operations in affected areas. In addition, indigenous groups or other local organizations could oppose our operations in their communities, potentially resulting in delays which could adversely affect our operations.

We do not expect that the cost of compliance with regional and federal provisions, which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment or natural resources, will be material to us.

We have implemented a company wide web-based reporting system which allows us to track incidents and respective corrective actions and associated costs. We have a Corporate Health, Safety, and Environmental Management System as well as a Corporate Environmental Management Plan (EMP). The EMP is based on the environmental performance standards of the World Bank/IFC and reflects best industry practices. We have also implemented an environmental risk management program in place as well as waste management procedures. Air and water testing occur regularly and environmental contingency plans have been prepared for all sites and ground transportation of oil. We have a regular quarterly comprehensive reporting system, reporting to executive management as well as a committee of the Board. We have a schedule of internal audits and routine checking of practices and procedures. Emergency response exercises were conducted in Colombia and Brazil.

Employees

At December 31, 2016, we had 387 full-time employees (December 31, 2015 - 301): 74 located in the Calgary corporate office, 265 in Colombia (183 staff in Bogota and 82 field personnel, of which one was unionized), 26 in Peru (24 office staff in Lima and 2 field staff) and 22 in Brazil (11 office staff in Rio de Janeiro and Salvador and 11 field staff). Other than as disclosed above, none of our employees are represented by labor unions and we consider our employee relations to be good.

Available Information

We make available free of charge through our website at www.grantierra.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (“SEC”). Our website address is provided solely for informational purposes. Information on our website is not incorporated into this Annual Report or otherwise made part of this Annual Report.

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

On September 26, 2016, the Colombian government and the Revolutionary Armed Forces of Colombia ("FARC") signed a peace agreement (the "Peace Agreement") and, on November 30, 2016, the Peace Agreement was ratified by Colombia's government. Pursuant to the Peace Agreement, the FARC agreed to demobilize its troops and urban militia members and to hand over its weapons to a United Nations mission within 180 days. Once demobilized and disarmed, the FARC can become a legal political party. Under the Peace Agreement, the FARC will be guaranteed at least five seats in the Senate and another five seats in the House of Representatives in 2018 congressional elections, even if they don’t get enough votes for those seats. Continuing attempts by the Colombian government to reduce or prevent activity of guerrilla dissidents may not be successful and such activity may continue to disrupt our operations in the future.

We operate principally in the Putumayo Basin in Colombia, and have properties in other basins, including the Llanos, Sinu-San Jacinto, Middle Magdalena and Lower Magdalena Basins. Pipelines have been primary targets of guerrilla activity, because of the length of such pipelines and the remoteness of the areas in which the pipelines are laid. The OTA pipeline, which transports oil from the Putumayo region to the Port of Tumaco and which is one of our export routes, has been targeted by FARC in the past, however, none of the OTA pipeline disruptions in 2016 were due to incidents by FARC. During 2016, the OTA pipeline was shut down for 89 days primarily due to a natural disaster, a landslide. Such disruptions could harm our business.

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

We Are Vulnerable to Risks Associated with Geographically Concentrated Operations.

Our producing properties are geographically concentrated in Colombia, and as at December 31, 2016, 87% of our proved reserves were located in Colombia. As a result of this concentration, we may be disproportionately exposed to the impact of, among other things, regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation or guerrilla activities, transportation constraints or market limitations.
If we do Not Have the Resources to Execute on Our Business Plan, We May Be Required to Curtail Our Operations.

Our capital program for 2017 is $200 to $250 million to fund our exploration and development. We expect to finance our 2017 capital program through cash flows from operations and available capacity under our credit facility, while retaining financial flexibility to undertake further development opportunities and opportunistically pursue acquisitions. Funding this program relies in part on oil prices remaining close to current levels or higher and other factors to generate sufficient cash flow. Oil prices were very volatile between 2014 and 2016 and have remained at low levels in the first part of 2017. Low oil prices affect our debt capacity and the amount of money we can borrow using our oil reserves as collateral, as well as the amount of cash we are able to generate from operations. If cash flows from operations are not sufficient to fund our capital program, we may choose to delay our business plans which would cause us to reduce our exploration and development activities, which could harm our business outlook, investor confidence and our share price.

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

We may ship our oil in Colombia through the OTA pipeline owned by CENIT and operated by Ecopetrol. Sales of oil have been and could continue to be disrupted by damage to this pipeline or displaced by Ecopetrol’s use of the pipeline itself. In addition, CENIT has a monopoly over pipeline transportation from the area and Ecopetrol over the operation of the port of Tumaco, which limits our ability to negotiate proposed pipeline and port tariff increases and our costs may increase as a result. Under our transportation contract with CENIT, the delivery point for our oil is at the end of this pipeline. This creates a risk of loss of oil due to sabotage by guerrillas or theft from the pipeline which may result in reduced revenues and increased clean-up or third party costs. CENIT and Ecopetrol maintain responsibility for clean-up of any spilled oil and for pipeline repair.

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

Significant percentages of our production are transported by alternative means. These alternatives can be more expensive and reduce our average realized prices. In addition, these alternative means of transportation may not be sustainable long term. When disruptions are of a long enough duration, our sales volumes may be lower than normal, which will cause our cash flow to be lower than normal, and if our storage facilities become full, we can be forced to reduce production.

We May Be Unable to Obtain Additional Capital That We Will Require to Implement Our Business Plan, Which Could Restrict Our Ability to Grow.

In the event that our cash flow from existing operations and cash on hand is not sufficient, we may require additional capital to fund our planned activities or to expand our exploration and development programs. We may be unable to obtain additional capital on favorable terms, or at all.

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

The Borrowing Base Under Our Revolving Credit Facility May Be Reduced Which Could Hinder or Prevent us From Meeting Our Future Capital Needs.

The borrowing base under our revolving credit facility is currently $250 million, and the maximum amount under our revolving credit facility is $500 million. Our borrowing base is redetermined by the lenders twice per year, and will be re-determined no later than May 2017. Our borrowing base may decrease as a result of oil and natural gas price levels, a decline in oil or natural gas prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for any other reason. We cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. In the event of a decrease in our borrowing base due to current or further declines in commodity prices or otherwise, we may be unable to meet our obligations as they come due and could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital market to meet our obligations. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out our business plan, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

Our Business is Subject to Local Legal, Political and Economic Factors Which Are Beyond Our Control, Which Could Impair or Delay Our Ability to Expand Our Operations or Operate Profitably.

We operate our business in Colombia, Peru, and Brazil, and may eventually expand to other countries. Exploration and production operations in foreign countries are subject to legal, political and economic uncertainties, including terrorism, military repression, social unrest, strikes by local or national labor groups, interference with private contract rights (such as nationalization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. Our production in Brazil was shut in for three weeks in October 2013 as a result of a strike by employees of Petrobras which affected the crude oil receiving terminal we use in the Recôncavo Basin, and we experienced minor delays in trucking operations due to demonstrations and strikes in our operating area during the years ended December 31, 2014, 2015 and 2016. We do not know how long any such labor action may last, and if it lasts a significant amount of time, it may affect our ability to meet our production targets.

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

In 2015, in the Department of Putumayo in Colombia where we operate, despite a company’s compliance with legislative requirements for prior consultation of communities and minority ethnic groups and the receipt of the necessary permits to drill and operate, new ethnic groups threatened, and in some cases used, the Judicial Branch of the Government, Superior Court of the Judicial District of Mocoa (the “Local Court”) to require that they be consulted, and thereby obtain benefits from companies operating in the Department of Putumayo as a result of those consultations. The Local Court has the ultimate jurisdiction to determine, upon a writ for protection or tutela, by an ethnic group (i) whether there has been a violation of a fundamental right to prior consultation by act or omission of a public authority or individual and (ii) whether the ethnic group is legitimate. If the Local Court determines that there has been a violation and the ethnic group is legitimate despite receipt by the company of its proper governmental permits, the Local Court has the power to invalidate a company’s permits and force the company to cease operations immediately until such time as the company can successfully appeal to the Supreme Court to overturn the Local Court’s decision or prior consultations are completed and the permits effective once again.

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

Environmental regulation related to fracture stimulation drilling has been under review by national agencies for the past couple of years. In 2014, a class action was initiated by the Brazilian Federal Prosecutor to suspend the effects of the 12th Bidding Round of the Agência Nacional de Petróleo Gás Natural e Biocombustíveis ("ANP") until the issuance of proper environmental regulations.  The ANP also issued a resolution to regulate fracture stimulation, which required appropriate environmental permits be in place to specifically authorize fracturing activities in unconventional reservoirs.  The result was to halt unconventional activities on the Bid Round 12 blocks, which were promoted as unconventional exploration blocks, until such a time as policies governing unconventional activities could be coordinated and finalized among State and Federal environmental agencies. Blocks REC-T-129, REC-T-142, REC-T-155 and REC-T-224 were granted in Bid Round 9, for which there has not been a class action; however, the ANP’s resolution and the regulatory uncertainty has limited our ability to receive permits for drilling unconventional exploration targets on our blocks. We acquired Blocks REC-T-117 and REC-T-118 in Bid Round 11 and these blocks are also affected by the same regulatory uncertainty with respect to unconventional activities that is affecting blocks acquired in Bid Round 12. Until this situation is resolved, the expansion of our drilling operations in Brazil with respect to unconventional reservoirs has been limited, which could harm our business in Brazil.

Pending regulations related to emissions and the impact of any changes in climate could adversely impact our business.

Governments around the world have become increasingly focused on regulating greenhouse gas ("GHG") emissions and addressing the impacts of climate change in some manner. Brazil, Peru and Colombia all have enacted legislation related to GHG emissions. For example, in July 2015, Colombia announced that it will seek to reduce the national emission of greenhouse gases by at least 20% over the next 15 years. Colombia has also passed legislation requiring the country to generate 77% of its energy from renewable resources and reduce deforestation in the Amazon to zero by 2020. In addition, Colombia has established the National Energy Efficiency Program, which calls for electric utilities, oil and gas companies, and other energy service companies to develop Energy Efficiency Plans to meet goals set forth by the Ministry and the Mining and Energy Planning Unit. Peru and Brazil have passed similar climate change-related measures.

GHG emissions legislation is emerging and is subject to change. For example, on an international level, almost 200 nations agreed in December 2015, to an international climate change agreement in Paris, France (the “Paris Agreement”), that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets. Brazil, Colombia, and Peru have all signed the Paris Agreement. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that we produce.

Current GHG emissions legislation has not resulted in material compliance costs, however, it is not possible at this time to predict whether proposed legislation or regulations will be adopted, and any such future laws and regulations could result in additional compliance costs or additional operating restrictions. If we are unable to recover a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse impact on our business, financial condition and results of operations. In addition, significant restrictions on GHG emissions could result in decreased demand for the oil that we produce, with a resulting decrease in the value of our reserves. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other extreme climatic events; if such effects were to occur, they could have an adverse effect on our operations.

Almost All of Our Cash and Cash Equivalents is Held Outside of Canada and the United States, and if We Determine to, or Are Required to, Repatriate These Funds, We Could Be Subject to Taxes.

At December 31, 2016, 93% of our cash and cash equivalents was held by subsidiaries and partnerships outside of Canada and the United States. This cash is generally not available to fund domestic or head office operations unless funds are repatriated. At this time, we do not intend to repatriate funds, but if we did, we might have to accrue and pay taxes in certain jurisdictions on the distribution of accumulated earnings.

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

Disputes or Uncertainties May Arise in Relation to Our Royalty Obligations

Our production is subject to royalty obligations which may be prescribed by government regulation or by contract. These royalty obligations may be subject to changes in interpretation as business circumstances change. As discussed in Note 13 to the Consolidated Financial Statements in Part II, Item 8 below, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $45.9 million as at December 31, 2016.

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

The Acquisitions of PetroLatina, Petroamerica and PGC May Not Generate the Results Expected and Could be Difficult to Integrate.

In January 2016, we acquired all of the issued and outstanding shares of Petroamerica and PGC and in August 2016, we acquired all of the issued and outstanding shares of PetroLatina. There can be no assurance that these acquisitions will generate the expected returns and other projected results we anticipate.

Foreign Currency Exchange Rate Volatility May Affect Our Financial Results.

We expect to sell our oil and natural gas production under agreements that will be denominated in U.S. dollars. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. Our income taxes in Colombia are paid in Colombian pesos. As a result, we are exposed to translation risk when local currency financial statements are translated to U.S. dollars, our functional currency. We are also exposed to transaction risk on settlement of payables and receivables denominated in foreign currency. Between January 1, 2014 and February 23, 2017, exchange rates between the Colombian peso and U.S. dollar have varied between 1,846 pesos to one U.S. dollar to 3,960 pesos to one U.S. dollar, a fluctuation of approximately 115%. Production in Brazil is invoiced and paid in Brazilian Reals. Between January 1, 2014 and February 23, 2017, the exchange rate of the Brazilian Real has varied between 2.19 Reals to one U.S. dollar to 4.20 Reals to the U.S. dollar, a variance of 92%. Current and deferred tax liabilities in Colombia are denominated in Colombian pesos and the Colombian peso strengthened by 5% against the U.S. dollar in the year ended December 31, 2016, resulting in a foreign exchange gain.

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

Tax law changes can impact the after tax profits available for expatriation. For example, in the fourth quarter of 2016 the Colombian government approved tax legislation which consolidated the corporate income tax and CREE tax into a single income tax at 40% for 2017 (including a surtax of 6%), 37% for 2018 (including a surtax of 4%) and 33% for 2019 and onwards. This legislation also introduced a new 5% dividend tax on distributions of previously taxed earnings from 2017 and onwards.

Guerrilla Activity in Peru Could Disrupt or Delay Our Operations and We Are Concerned About Safeguarding Our Operations and Personnel in Peru.

The Shining Path Guerilla group has been active in Peru since the early 1980’s and, at one point, was active throughout the country. Recently, the group’s activity has been confined to small areas of Peru and operations have been hampered by the capture of many high profile leaders and membership has fallen dramatically. During April 2012, 30 people working on the

Camisea natural gas project in central Peru were kidnapped. Most of the workers were released after a short period of time, and the remainder were freed within a few days. The kidnapping was attributed to the Shining Path Guerilla group. Camisea is a very large, high profile project in an area where the group continues to be active. Our operations in Peru are in a different region, with no known activity by the group. Other groups may be active in other areas of the country and possibly our operational areas. Recently there have been security incidents and incidents of social unrest in and around our operating areas, including Blocks 107 and 133, and activities in the areas surrounding the block are to be considered with caution due to the eradication of illegal farms by the government.

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

The United States or Canadian Governments May Impose Economic or Trade Sanctions on Colombia That Could Result In a Significant Loss to Us.

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

We Are Subject to the U.S. Foreign Corrupt Practices Act, a Violation of Which Could Adversely Affect Our Business.

The U.S. Foreign Corrupt Practices Act ("FCPA"), the Canadian Corruption of Foreign Public Officials Act and similar anti-bribery laws in other jurisdictions prohibit corporations and individuals, including us, our subsidiaries and affiliates, partners, and our employees, contractors, and agents working on behalf, from making improper payments to government officials and certain other individuals and organizations for the purpose of obtaining or retaining business or engaging in certain accounting practices. We do business and may do future business in countries in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, international organizations, or private entities. As a result, we face the risk of unauthorized payments or offers of payments by employees, contractors agents, and partners of ours or our subsidiaries or affiliates, even though these parties are not always subject to our control or direction. It is our policy to implement compliance procedures to prohibit these practices. However, our existing safeguards and any future improvements may prove to be less than effective or may not be followed, and our employees, contractors, agents, and partners may engage in illegal conduct for which we might be held responsible. Also, the FCPA contains certain accounting standards which obligate us to maintain accurate and complete books and records and a system of effective internal controls. These accounting provisions are very broad and a violation can occur even if there is no evidence of a bribe or unauthorized payment. The U.S. government is actively investigating and enforcing the FCPA and similar laws against companies and individuals. A violation of any of these laws, even if prohibited by our policies, may result in criminal or civil sanctions or other penalties (including profit disgorgement), could disrupt our business and could have a material adverse effect on our business. Actual or alleged violations could damage our reputation, be expensive to investigate and defend, and impair our ability to do business. A number of countries, including Canada and Brazil, have strengthened their anti-corruption legislation and enforcement. These laws prohibit both domestic and international bribery. There is a risk that an act of corruption can result in a violation of not only the FCPA, but also the laws of several other countries, and expose us to investigation and enforcement outside of the U.S.

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

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our exploration expenditures may not result in new discoveries of oil or natural gas in commercially viable quantities or at a commercially viable cost. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. The target location may be drilled again in the future with a revised drilling plan. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations. In addition, changes in the price of oil can affect the commercial success of our exploration activity. If the oil price declines drastically, such as it did between 2014 and 2015, some projects that were previously considered commercially successful may not be at low oil price levels and may be deferred, which means that our short to medium term production and cash flow may be lower than previously anticipated.

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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

As discussed above (see “Royalties”, above, in Item 1), Gran Tierra’s production from the Costayaco Exploitation Area is subject to the HPR royalty, which applies when cumulative gross production from an Exploitation Area is greater than five MMbbl. The HPR royalty is calculated on the difference between a trigger price defined in the Chaza Contract and the sales price. The ANH had interpreted the Chaza Contract as requiring that the HPR royalty must be paid with respect to all production from the Moqueta Exploitation Area, which was contested by Gran Tierra because the Moqueta Exploitation Area and the Costayaco Exploitation Area are separate Exploitation Areas.

On June 6, 2016, the Company received a positive decision from the Chamber of Commerce of Bogotá Center for Arbitration and Conciliation tribunal (the "Tribunal") relating to its dispute with the ANH with respect to whether all production from the Moqueta Exploitation Area of the Chaza Block exploration and production contract ("Chaza Contract") was subject to an additional royalty (the "HPR Royalty"). In its decision, the Tribunal found that the HPR Royalty under the Chaza Contract was only payable when the accumulated oil production from the Moqueta Exploitation Area exceeded five MMbbl. That production threshold was reached on April 30, 2015, and since that time the Company has been paying the HPR Royalty on production from the Moqueta Exploitation Area.

Additionally, the ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Based on our understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $45.9 million as at December 31, 2016. At this time no amount has been accrued in the financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

We have several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We record costs as they are incurred or become probable and determinable.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Set forth below is information regarding our executive officers as of February 23, 2017.

Name	Age	Position
Gary S. Guidry	61	President and Chief Executive Officer, Director
Ryan Ellson	41	Chief Financial Officer
James Evans	51	Vice President, Corporate Services
David Hardy	62	Vice President, Legal and General Counsel
Alan Johnson	45	Vice President, Asset Management
Lawrence West	60	Vice President, Exploration
Ed Caldwell	67	Vice President, Health, Safety and Environment & Corporate Social Responsibility
Susan Mawdsley	50	Vice President, Finance and Corporate Controller
Glen Mah	60	Vice President, Business Development
Rodger Trimble	55	Vice President, Investor Relations
Adrian Coral	43	President, Gran Tierra Energy Colombia

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

David Hardy, Vice President, Legal and General Counsel. Mr. Hardy joined Gran Tierra as General Counsel, Vice President Legal and Secretary on March 1, 2010. He has more than 25 years’ experience in the legal profession. Before joining Gran Tierra, he worked for Encana Corporation and for Encana Corporation’s predecessor, Pan Canadian, from 2000 through 2009 where he held various positions, including: Vice President Divisional Legal Services, Integrated Oil and Canadian Plains

Divisions; Vice President Regulatory Services, Corporate Relations Division; and Associate General Counsel, Offshore and International Division. For four of his eight years in the Offshore and International Division of Encana, Mr. Hardy led the Legal and Commercial Negotiations Group, where he was responsible for providing strategic legal, commercial and negotiation advice and support to the offshore and international business units. This included dealing with new venture activities and operational, joint venture and host government issues relating to projects in various countries, including Australia, Brazil, Chad, Libya, Oman, Qatar and Yemen. Prior to joining Encana, Mr. Hardy spent over 10 years in private practice and was a partner in a law firm in Calgary, Alberta. He holds a Juris Doctor Degree from the University of Calgary (converted from an LL.B Degree in 2011) and is a member of the Law Society of Alberta and the Association of International Petroleum Negotiators.

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

Ed Caldwell, Vice President, Health, Safety and Environment & Corporate Social Responsibility. Mr. Caldwell has been Gran Tierra's Vice President, Health, Safety and Environment & Corporate Social Responsibility, since June 2016. Mr. Caldwell had a distinguished 27-year career with ExxonMobil and Imperial Oil, and most recently worked with Caracal Energy Inc. in Caracal's efforts and achievement in Chad. Mr. Caldwell has extensive experience in senior Regulatory Approvals and HSE Management roles in Canada, Asia, Russia, and Africa. He has also worked with the Government of Canada and, in that capacity, represented Canada at the OECD Energy/Environment Committee as well as at the Intergovernmental Panel on Climate Change. Mr. Caldwell graduated in Chemical Engineering (Distinction) from Dalhousie University.

Susan Mawdsley, Vice President, Finance and Corporate Controller. Ms. Mawdsley has been Gran Tierra's Vice President, Finance, since June 2016, and has Gran Tierra's Corporate Controller since 2012. She is a Chartered Accountant with 25 years of experience in the oil and gas industry. She has direct responsibility for the finance departments in all business units, as well as treasury and internal audit. Prior to joining Gran Tierra in 2011, she was an independent consultant providing contract controller, CFO, and other finance related services to publicly traded domestic and international oil and gas companies. Ms. Mawdsley is a Chartered Accountant and holds a Bachelor of Music in Performance degree from the University of Toronto.

Glen Mah, Vice President, Business Development. Mr. Mah has been Gran Tierra's Vice President, Business Development since June 2016. He is a Petroleum Geologist with extensive management experience covering the execution of exploration programs, field development and asset management for conventional and unconventional hydrocarbons. He has worked with onshore and offshore projects in various petroleum basins in the Americas, Africa, Middle East and Asia. Mr. Mah was the Chief Geologist with the highly successful Tanganyika Oil Company Ltd. Mr. Mah has Alberta-registered Professional designation with APEGA and holds a Bachelor of Science degree Specialization in Geology from the University of Alberta.

Rodger Trimble, Vice President, Investor Relations. Mr. Trimble has been Gran Tierra's Vice President, Investor Relations since June 2016. He is a Professional Engineer with more than 30 years of experience in domestic and international basins in various management positions. Prior to joining Gran Tierra, Mr. Trimble was Head of Corporate Planning, Budgeting & Finance with Glencore E&P Canada Inc. and prior thereto Director Corporate Planning, Budget & Business Development with Caracal

Energy Inc. (acquired by Glencore E&P). He has held several senior management positions ranging from Country Manager in Argentina with Canadian Hunter Exploration, Vice President, Exploitation with Esprit Energy Trust, Manager, Reservoir Engineering with Apache Canada Inc. and Manager, Upstream Evaluations - Frontiers & International with Husky Energy. Mr. Trimble is an Alberta-registered Professional Engineer and a member of APEGA. He received a Bachelor of Science in Petroleum Engineering (with Distinction) from Stanford University.

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

As of February 23, 2017, there were approximately: 48 holders of record of shares of our Common Stock and 390,815,190 shares outstanding with $0.001 par value; and one share of Special A Voting Stock, $0.001 par value representing approximately three holders of record of 3,387,302 exchangeable shares which may be exchanged on a 1-for-1 basis into shares of our Common Stock; and one share of Special B Voting Stock, $0.001 par value, representing sixteen holders of record of 4,804,592 shares of Gran Tierra Exchangeco Inc., which are exchangeable on a 1-for-1 basis into shares of our Common Stock.

For the quarters indicated from January 1, 2015, through the end of the fourth quarter of 2016, the following table shows the high and low closing sale prices per share of our Common Stock as reported on the NYSE MKT.

	High	Low
Fourth Quarter 2016	$3.23	$2.60
Third Quarter 2016	$3.14	$2.65
Second Quarter 2016	$3.48	$2.31
First Quarter 2016	$2.84	$1.87
Fourth Quarter 2015	$2.91	$2.01
Third Quarter 2015	$2.92	$1.91
Second Quarter 2015	$3.87	$2.72
First Quarter 2015	$3.93	$2.10

Dividend Policy

We have never declared or paid dividends on the shares of Common Stock and we intend to retain future earnings, if any, to support the development of the business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, would be at the discretion of our Board of Directors after taking into account various factors, including current financial condition, the tax impact of repatriating cash, operating results and current and anticipated cash needs. Under the terms of the credit facility, the Company cannot pay any dividends to its shareholders if it is in default under the facility and, if the Company is not in default, it is required to obtain bank approval for dividend payments to shareholders outside of the credit facility group which comprises the Company’s subsidiaries in Colombia, Canada and the United States of America (the "Credit Facility Group").

Performance Graph

The information in this Form 10-K appearing under the heading "Performance Graph" is being "furnished" pursuant to Item 2.01(e) of Regulation S-K under the Securities Act and shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 2.01(e) of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

Statement of Operations Data
	Year Ended December 31,
	2016	2015	2014	2013	2012
Oil and natural gas sales	$289,269	$276,011	559,398	$646,955	$503,467

Operating expenses	86,925	75,565	89,753	91,223	65,562
Transportation	31,776	40,204	24,196	18,949	26,645
Depletion, depreciation and accretion	139,535	176,386	185,877	200,851	130,370
Asset impairment	616,649	323,918	265,126	2,000	20,200
G&A expenses	33,218	32,353	51,249	41,115	46,659
Transaction expenses	7,325	—	—	—	—
Severance expenses	1,319	8,990	—	—	—
Equity tax	3,098	3,769	—	—	—
Foreign exchange (gain) loss	(1,469)	(17,242)	(39,535)	(18,693)	28,727
Financial instruments loss (gain)	10,279	2,027	4,722	—	—
Other loss	—	—	—	4,400	—
Other gain	(929)	(502)	(2,000)	—	(9,336)
Interest expense	14,145	—	—	—	—
	941,871	645,468	579,388	339,845	308,827

Interest income	2,368	1,369	2,856	2,174	1,709

(Loss) income from continuing operations before income taxes	(650,234)	(368,088)	(17,134)	309,284	196,349

Current income tax expense	(20,122)	(15,383)	(92,865)	(157,126)	(69,453)
Deferred income tax recovery (expense)	204,791	115,442	(34,350)	28,865	(26,814)
	184,669	100,059	(127,215)	(128,261)	(96,267)

(Loss) income from continuing operations	(465,565)	(268,029)	(144,349)	181,023	100,082
Loss from discontinued operations, net of income taxes	—	—	(26,990)	(54,735)	(423)
Net (loss) income	$(465,565)	$(268,029)	(171,339)	$126,288	$99,659

(LOSS) INCOME PER SHARE
BASIC
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(1.45)	$(0.94)	$(0.51)	$0.64	$0.35
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	(0.09)	(0.19)	—
NET (LOSS) INCOME	$(1.45)	$(0.94)	$(0.60)	$0.45	$0.35

DILUTED
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(1.45)	$(0.94)	$(0.51)	$0.63	$0.35
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	(0.09)	(0.19)	—
NET (LOSS) INCOME	$(1.45)	$(0.94)	$(0.60)	$0.44	$0.35
Balance Sheet Data
	As at December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$25,175	$145,342	$331,848	$428,800	$212,624
Working capital (deficiency) surplus including cash)	(23,344)	160,449	239,312	244,764	220,288
Oil and gas properties	1,060,093	780,360	1,117,931	1,250,070	1,196,661
Deferred tax asset - long-term	1,611	3,241	2,153	3,663	3,918
Total assets	1,367,896	1,146,118	1,714,050	1,904,550	1,732,875
Long-term debt	197,083	—	—	—	—
Deferred tax liability - long-term	107,230	34,592	176,364	178,275	225,532
Total long-term liabilities	353,880	70,485	213,039	209,270	250,396
Shareholders’ equity	858,987	1,001,642	1,276,685	1,429,908	1,291,431

On January 13, 2016, we acquired all of the issued and outstanding common shares of Petroamerica, a Calgary based oil and natural gas exploration, development and production company active in Colombia. As consideration, we issued approximately 13.7 million shares of Gran Tierra Common Stock, and paid cash consideration of approximately $70.6 million. The fair value of Common Stock issued was determined to be $25.8 million based on the closing price of shares of our Common Stock on the acquisition date. Total net purchase price of Petroamerica was $72.2 million, after giving effect to net working capital of $24.2 million. Upon completion of the transaction, Petroamerica became an indirect wholly-owned subsidiary of Gran Tierra.

Additionally, on January 25, 2016, we acquired all of the issued and outstanding common shares of PGC for cash consideration. The net purchase price of PGC was $19.4 million, after giving effect to net working capital of $18.3 million. PGC's working capital on the acquisition date included restricted cash of $18.6 million and cash of $0.2 million. All of the opening balance of restricted cash was released prior to December 31, 2016. Upon completion of the transaction, PGC became an indirect wholly-owned subsidiary of Gran Tierra.

On August 23, 2016, we acquired all of the issued and outstanding common shares of PetroLatina for $525.0 million, consisting of: cash consideration of $465.7 million, which included a deferred cash payment of $25.0 million that was paid in December 31, 2016; assumption of a reserve-backed credit facility with an outstanding balance of $80.0 million; and net of working capital of $17.3 million and other closing adjustments. Upon completion of the transaction, we repaid and canceled the reserve-based credit facility and PetroLatina became an indirect wholly-owned subsidiary of Gran Tierra. The PetroLatina acquisition was funded through a combination of our existing cash balance, gross proceeds of $173.5 million from the subscription receipts offering noted below, available borrowings under our existing revolving credit facility and $130.0 million of borrowings under a bridge loan facility.

On June 25, 2014, we sold our Argentina business unit to Madalena Energy Inc. ("Madalena") for aggregate consideration of $69.3 million, comprising $55.4 million in cash and $13.9 million in Madalena shares. During the year ended December 31, 2016, we sold these Madalena shares. In accordance with GAAP, we met the criteria to classify our Argentina business unit as discontinued operations in the second quarter of 2014. As such, the results of operations for our Argentina business unit are reflected as loss from discontinued operations, net of income taxes and discussed further in Note 4, "Discontinued Operations," of our consolidated financial statements for the three years ended December 31, 2016.

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

Overview

We are an independent international energy company incorporated in the State of Delaware and engaged in oil and gas acquisition, exploration, development and production. We are strategically focused on onshore oil and gas properties in Colombia and also own the rights to oil and gas properties in Brazil and Peru. Our Colombian properties represented 87% of our proved reserves NAR at December 31, 2016. The remainder of our proved reserves were attributable to our Brazilian properties. For the year ended December 31, 2016, 97% (year ended December 31, 2015 - 97%; year ended December 31, 2014 - 95%) of our revenue and other income was generated in Colombia. We are headquartered in Calgary, Alberta, Canada.

As of December 31, 2016, we had estimated proved reserves NAR of 52.8 MMBOE, of which 72% were proved developed reserves and 98% were oil.

On February, 6, 2017, we announced that a purchase and sale agreement had been executed by a third party ("Purchaser") to purchase our Brazil business unit through the acquisition of all of the equity interests in one of our indirect subsidiaries, and the assignment of certain debt owed by the corporate entities comprising our Brazil business unit to the Gran Tierra group of companies.

Upon completion of the Brazil Divestiture, the Purchaser will acquire all of our assets and certain liabilities in Brazil, including our 100% working interest in the Tiê Field and all of our interest in exploration rights and obligations held pursuant to concession agreements granted by the ANP.

The completion of the Brazil Divestiture is subject to the Purchaser obtaining financing, as well as customary closing conditions, including the receipt of required regulatory approval from the ANP. The consideration to be received on the completion of the Brazil Divestiture is $35 million, subject to adjustments, plus the assumption by Purchaser of certain existing and potential liabilities of our Brazil business unit. Pursuant to the Agreement, the Purchaser paid a deposit of $3.5 million on February 7, 2017, which is not refundable in the event the Purchaser is not successful in obtaining financing to complete the Brazil Divestiture.

The economic effective date of the transaction will be on or before August 1, 2017, and we will continue to operate our Brazil business unit until the completion of the Brazil Divestiture.

2016 Acquisitions

On January 13, 2016, we acquired all of the issued and outstanding common shares of Petroamerica, a Calgary based oil and natural gas exploration, development and production company active in Colombia. As consideration, we issued approximately 13.7 million shares of Gran Tierra Common Stock, and paid cash consideration of approximately $70.6 million. The fair value of Common Stock issued was determined to be $25.8 million based on the closing price of shares of our Common Stock on the acquisition date. Total net purchase price of Petroamerica was $72.2 million, after giving effect to net working capital of $24.2 million. Upon completion of the transaction, Petroamerica became an indirect wholly-owned subsidiary of Gran Tierra.

Additionally, on January 25, 2016, we acquired all of the issued and outstanding common shares of PGC for cash consideration. The net purchase price of PGC was $19.4 million, after giving effect to net working capital of $18.3 million. PGC's working capital on the acquisition date included restricted cash of $18.6 million and cash of $0.2 million. All of the opening balance of restricted cash was released prior to December 31, 2016. Upon completion of the transaction, PGC became an indirect wholly-owned subsidiary of Gran Tierra.

On August 23, 2016, we acquired all of the issued and outstanding common shares of PetroLatina for $525.0 million, consisting of: cash consideration of $465.7 million, which included a deferred cash payment of $25.0 million that was paid on December 31, 2016; assumption of a reserve-backed credit facility with an outstanding balance of $80.0 million; and net of working capital of $17.3 million and other closing adjustments. Upon completion of the transaction, we repaid and canceled the reserve-based credit facility and PetroLatina became an indirect wholly-owned subsidiary of Gran Tierra. The PetroLatina acquisition was funded through a combination of existing cash, gross proceeds of $173.5 million from the subscription receipts offering noted below, available borrowings under our existing revolving credit facility and $130.0 million of borrowings under a bridge loan facility.

On November 25, 2016, we submitted winning bids totaling a combined $30.4 million for two blocks which Ecopetrol offered as part of an asset disposition process. Our winning bids were on the Santana and Nancy-Burdine-Maxine Blocks, which are located in the Putumayo Basin. Ecopetrol will transfer ownership of the blocks' assets, contracts, permits and licenses, as well as 100% ownership of Ecopetrol's rights and obligations in respect of the oil and gas assets, to us once the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) grants approval and the conditions of the assignment agreement are met. We intend to finance the $30.4 million purchase price with borrowings under our revolving credit facility.

The following table summarizes the acquisitions we completed during the year ended December 31, 2016:

	PetroLatina	PetroAmerica	PGC	Total
Net purchase price (net of working capital acquired) ($000s)	$525,000	$72,234	$19,388	$616,622

Debt and equity offerings

During April 2016, we issued $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2021 in a private placement to qualified institutional buyers. Net proceeds from the sale of the Notes were $109.1 million, after deducting the initial purchasers' discount and the offering expenses. The Notes bear interest at a rate of 5.00% per year.

On July 8, 2016, we issued approximately 57.8 million subscription receipts in a private placement to eligible purchasers at a price of $3.00 per Subscription Receipt for gross proceeds of approximately $173.5 million or net proceeds after share issuance costs of $165.8 million. The proceeds were used to partially fund the PetroLatina acquisition. Each Subscription Receipt entitled the holder to automatically receive one common share of Gran Tierra upon closing of the PetroLatina acquisition upon the satisfaction of certain conditions, which occurred on August 23, 2016.

On November 16, 2016, the borrowing base on our revolving credit facility was increased from $185.0 million, with $160.0 million readily available and $25.0 million subject to the consent of all lenders, to $250 million readily available. Availability under the revolving credit facility is determined by the reserves-based borrowing base determined by the lenders. The borrowing base will be re-determined no later than May 2017.

On November 29, 2016, we issued approximately 43.3 million shares of common stock at a public offering price of $3.00 per share, for aggregate gross proceeds of approximately $130.0 million. The proceeds were used to repay borrowings outstanding under our revolving credit facility.

Colombian peace deal

On September 26, 2016, the Colombian government and the FARC signed a peace agreement and, on November 30, 2016, the Peace Agreement was ratified by Colombia's government. Pursuant to the Peace Agreement, the FARC agreed to demobilize its troops and urban militia members and to hand over its weapons to a United Nations mission within 180 days. Once demobilized and disarmed, the FARC can become a legal political party. Under the Peace Agreement, the FARC will be guaranteed at least five seats in the Senate and another five seats in the House of Representatives in 2018 congressional elections, even if they don’t get enough votes for those seats.

Highlights

	Year Ended December 31,
SEC Compliant Reserves, NAR (MMBOE)	2016	% Change	2015	% Change	2014
Estimated Proved Oil and Gas Reserves, NAR, at December 31	52.8	36	38.9	5	37.0

Estimated Probable Oil and Gas Reserves, NAR, at December 31	44.2	182	15.7	16	13.5

Estimated Possible Oil and Gas Reserves, NAR, at December 31	63.6	405	12.6	(18)	15.4

Volumes (BOE)
Working Interest Production Before Royalties	9,904,893	16	8,541,393	(7)	9,191,467
Royalties	(1,418,599)	(1)	(1,428,088)	(34)	(2,153,013)
Production NAR	8,486,294	19	7,113,305	1	7,038,454
Decrease (Increase) in Inventory	280,356	(163)	(448,562)	62	(277,485)
Sales(1)	8,766,650	32	6,664,743	(1)	6,760,969

Average Daily Volumes (BOEPD)
Working Interest Production Before Royalties	27,062	16	23,401	(7)	25,182
Royalties	(3,875)	(1)	(3,912)	(34)	(5,899)
Production NAR	23,187	19	19,489	1	19,283
Decrease (Increase) in Inventory	767	(162)	(1,229)	62	(760)
Sales(1)	23,954	31	18,260	(1)	18,523

Operating Netback ($000s)
Oil and Gas Sales	$289,269	5	$276,011	(51)	$559,398
Operating Expenses	(86,925)	15	(75,565)	(16)	(89,753)
Transportation expenses	(31,776)	(21)	(40,204)	66	(24,196)
Operating Netback(2)	$170,568	6	$160,242	(64)	$445,449

General and Administrative Expenses ("G&A"), Including Stock-Based Compensation ($000s)	$33,218	3	$32,353	(37)	$51,249

Net Loss ($000s)	$(465,565)	74	$(268,029)	56	$(171,339)
EBITDA(3)	$120,095	(9)	$132,216	(70)	$433,869
Adjusted EBITDA(3)	$117,697	2	$114,974	(71)	$394,334

Net Cash Provided by Operating Activities of Continuing Operations ($000s)	$93,042	49	$62,305	(72)	$220,952
Funds Flow From Continuing Operations ($000s) (4)	$104,984	(2)	$107,570	(66)	$317,184

Capital Expenditures ($000s)	$127,789	(18)	$156,639	(60)	$391,526
Cash Paid for Acquisitions, Net of Cash Acquired - PetroAmerica, PGC and PetroLatina ($000s)	$522,031	—	$—	—	$—

	As at December 31,
(Thousands of U.S. Dollars)	2016	% Change	2015	% Change	2014
Cash, Cash Equivalents and Current Restricted Cash	$33,497	(77)	$145,434	(56)	$333,684

Working Capital (Deficiency) Surplus, Including Cash and Cash Equivalents	$(23,344)	(115)	$160,449	(33)	$239,312

Revolving Credit Facility	$90,000	—	$—	—	$—

Convertible Senior Notes	$115,000	—	$—	—	$—

All probable and possible reserves associated with the Bretaña Field on Block 95 in Peru were reclassified as contingent resources in a report with an effective date of January 31, 2015. These reserves are excluded from the table above.

(1) Sales volumes represent production NAR adjusted for inventory changes.

Non-GAAP measures

Operating netback, EBITDA, adjusted EBITDA and funds flow from continuing operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Management views operating netback, EBITDA and adjusted EBITDA as financial performance measures and funds flow from continuing operations as a liquidity measure. Investors are cautioned that these measures should not be construed as alternatives to net loss or other measures of financial performance or liquidity as determined in accordance with GAAP. Our method of calculating these measures may differ from other companies and, accordingly, may not be comparable to similar measures used by other companies. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.

(2) Operating netback as presented is oil and gas sales net of royalties and operating and transportation expenses. Management believes that netback is a useful supplemental measure for management and investors to analyze financial performance and provides an indication of the results generated by our principal business activities prior to the consideration of other income and expenses.

(3) EBITDA, as presented, is net loss adjusted for depletion, depreciation and accretion (“DD&A”) expenses, asset impairment, interest expense, income tax recovery or expense and loss from discontinued operations, net of income taxes. Adjusted EBITDA is EBITDA adjusted for gain on acquisition and foreign exchange gains. Management uses these financial measures to analyze performance and income or loss generated by our principal business activities prior to the consideration of how non-cash items affect that income or loss, and believes that these financial measures are also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net loss to EBITDA and adjusted EBITDA is as follows:

	Year Ended December 31,
EBITDA - Non-GAAP Measure ($000s)	2016	2015	2014
Net loss	$(465,565)	$(268,029)	$(171,339)
Adjustments to reconcile net loss to EBITDA
DD&A expenses	139,535	176,386	185,877
Asset impairment	616,649	323,918	265,126
Interest expense	14,145	—	—
Income tax (recovery) expense	(184,669)	(100,059)	127,215
Loss from discontinued operations, net of income taxes	—	—	26,990
EBITDA	120,095	132,216	433,869
Gain on acquisition	(929)	—	—
Foreign exchange gain	(1,469)	(17,242)	(39,535)
Adjusted EBITDA	$117,697	$114,974	$394,334
(4) Funds flow from continuing operations, as presented, is net cash provided by operating activities of continuing operations adjusted for net change in assets and liabilities from operating activities and cash settlement of asset retirement obligation. Management uses this financial measure to analyze liquidity and cash flows generated by our principal business activities prior to the consideration of how changes in assets and liabilities from operating activities and cash settlement of asset retirement obligation affect those cash flows, and believes that this financial measure is also useful supplemental information for investors to analyze our liquidity and financial results. A reconciliation from net cash provided by operating activities to funds flow from continuing operations is as follows:

	Fourth Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
Funds Flow From Continuing Operations - Non-GAAP Measure ($000s)	2016	2016	2015	2016	2015	2014
Net cash provided by operating activities of continuing operations	$6,643	$48,222	$3,726	$93,042	$62,305	$220,952
Adjustments to reconcile net cash provided by operating activities to funds flow from continuing operations
Net change in assets and liabilities from operating activities	29,434	(24,727)	11,680	11,337	39,048	95,436
Cash settlement of asset retirement obligation	109	32	1,449	605	6,217	796
Funds flow from continuing operations	$36,186	$23,527	$16,855	$104,984	$107,570	$317,184

Consolidated Results of Operations

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
(Thousands of U.S. Dollars)
Oil and natural gas sales	$289,269	5	$276,011	(51)	$559,398
Operating expenses	86,925	15	75,565	(16)	89,753
Transportation expenses	31,776	(21)	40,204	66	24,196
Operating netback(1)	170,568	6	160,242	(64)	445,449

DD&A expenses	139,535	(21)	176,386	(5)	185,877
Asset impairment	616,649	90	323,918	22	265,126
G&A expenses, including stock-based compensation	33,218	3	32,353	(37)	51,249
Transaction expenses	7,325	—	—	—	—
Severance expenses	1,319	(85)	8,990	—	—
Equity tax	3,098	(18)	3,769	—	—
Foreign exchange gain	(1,469)	91	(17,242)	56	(39,535)
Financial instruments loss	10,279	407	2,027	(57)	4,722
Interest expense	14,145	—	—	—	—
Other gain	(929)	(85)	(502)	75	(2,000)
	823,170	55	529,699	14	465,439

Interest income	2,368	73	1,369	(52)	2,856

Loss from continuing operations before income taxes	(650,234)	(77)	(368,088)	(2,048)	(17,134)

Current income tax expense	(20,122)	31	(15,383)	(83)	(92,865)
Deferred income tax recovery (expense)	204,791	(77)	115,442	(436)	(34,350)
	184,669	85	100,059	(179)	(127,215)

Loss from continuing operations	(465,565)	(74)	(268,029)	(86)	(144,349)
Loss from discontinued operations, net of income taxes	—	—	—	(100)	(26,990)
Net loss	$(465,565)	(74)	$(268,029)	(56)	$(171,339)

Sales Volumes
Oil and NGL's, bbl	8,667,528	31	6,611,680	(1)	6,706,083
Natural gas, Mcf	594,730	87	318,379	(3)	329,312
Total sales volumes, BOE	8,766,650	32	6,664,743	(1)	6,760,968

Total sales volumes, BOEPD	23,954	31	18,260	(1)	18,523

Average Prices
Oil and NGL's per bbl	$33.22	(20)	$41.56	(50)	$83.22
Natural gas per Mcf	$2.22	(42)	$3.80	(16)	$4.52

Brent Price per bbl	$44.33	(15)	$52.35	(47)	$99.02

Consolidated Results of Operations per BOE Sales Volumes

Oil and natural gas sales	$33.00	(20)	$41.41	(50)	$82.74
Operating expenses	9.92	(13)	11.34	(15)	13.28
Transportation expenses	3.62	(40)	6.03	68	3.58
Operating netback(1)	19.46	(19)	24.04	(64)	65.88

DD&A expenses	15.92	(40)	26.47	(4)	27.49
Asset impairment	70.34	45	48.60	—	39.21
G&A expenses, including stock-based compensation	3.79	(22)	4.85	(36)	7.58
Transaction expenses	0.84	—	0.00	—	0.00
Severance expenses	0.15	(89)	1.35	—	—
Equity tax	0.35	(39)	0.57	—	—
Foreign exchange gain	(0.17)	93	(2.59)	56	(5.85)
Financial instruments loss	1.17	290	0.30	(57)	0.70
Interest expense	1.61	—	—	—	—
Other gain	(0.11)	(38)	(0.08)	73	(0.30)
	93.89	(18)	79.47	(15)	68.83

Interest income	0.27	29	0.21	(50)	0.42

Loss from continuing operations before income taxes	(74.16)	(34)	(55.22)	2,083	(2.53)

Current income tax expense	(2.30)	—	(2.31)	(83)	(13.74)
Deferred income tax recovery (expense)	23.36	(35)	17.32	(441)	(5.08)
	21.06	40	15.01	180	(18.82)

Loss from continuing operations	$(53.10)	(32)	$(40.21)	(88)	$(21.35)

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to non-GAAP measures disclosure above regarding this measure.

Consolidated Results of Continuing Operations for the Year Ended December 31, 2016, Compared with the Results for the Years Ended December 31, 2015 and 2014

Oil and Gas Production and Sales Volumes, BOEPD

	Year Ended December 31,
Average Daily Volumes (BOEPD) - Colombia	2016	2015	2014
Working Interest Production Before Royalties	26,216	22,794	24,128
Royalties	(3,746)	(3,822)	(5,749)
Production NAR	22,470	18,972	18,379
Decrease (Increase) in Inventory	771	(1,231)	(760)
Sales	23,241	17,741	17,619

Royalties, % of Working Interest Production Before Royalties	14%	17%	24%

	Year Ended December 31,
Average Daily Volumes (BOEPD) - Brazil	2016	2015	2014
Working Interest Production Before Royalties	846	607	1,054
Royalties	(129)	(90)	(150)
Production NAR	717	517	904
(Increase) Decrease in Inventory	(4)	2	—
Sales	713	519	904

Royalties, % of Working Interest Production Before Royalties	15%	15%	14%

	Year Ended December 31,
Average Daily Volumes (BOEPD) - Total	2016	2015	2014
Working Interest Production Before Royalties	27,062	23,401	25,182
Royalties	(3,875)	(3,912)	(5,899)
Production NAR	23,187	19,489	19,283
Decrease (Increase) in Inventory	767	(1,229)	(760)
Sales	23,954	18,260	18,523

Royalties, % of Working Interest Production Before Royalties	14%	17%	23%

Oil and gas production NAR for the year ended December 31, 2016, increased by 19% to 23,187 BOEPD compared with 19,489 BOEPD in 2015. Production increased as a result of the Petroamerica and PetroLatina acquisitions and a successful drilling campaign in the Costayaco, Moqueta and Acordionero Fields in Colombia.

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

Oil and gas sales volumes for the year ended December 31, 2016, increased by 31% to 23,954 BOEPD compared with 18,260 BOEPD in 2015. During the year ended December 31, 2016, an oil inventory decrease accounted for 767 bopd of the increased sales compared with an oil inventory increase in 2015 which accounted for 1,229 bopd of the reduced sales. Oil and gas sales volumes for the year ended December 31, 2015, decreased by 1% to 18,260 BOEPD compared with 18,523 BOEPD in 2014. During the year ended December 31, 2015, an oil inventory increase accounted for 1,229 bopd of reduced sales compared with an oil inventory increase in 2014 which accounted for 760 bopd of reduced sales.

Operating Netbacks

Colombia	Year Ended December 31,
(Thousands of U.S. Dollars)	2016	2015	2014
Oil and Gas Sales	$280,872	$269,035	$532,196
Transportation Expenses	(31,347)	(40,083)	(23,704)
	249,525	228,952	508,492
Operating Expenses	(84,794)	(69,323)	(83,397)
Operating Netback(1)	$164,731	$159,629	$425,095

(U.S. Dollars per BOE)
Oil and Gas Sales	$33.02	$41.55	$82.76
Transportation Expenses	(3.69)	(6.19)	(3.69)
	29.33	35.36	79.07
Operating Expenses	(9.97)	(10.71)	(12.97)
Operating Netback(1)	$19.36	$24.65	$66.10

Brazil	Year Ended December 31,
(Thousands of U.S. Dollars)	2016	2015	2014
Oil and Gas Sales	$8,397	$6,976	$27,202
Transportation Expenses	(429)	(121)	(492)
	7,968	6,855	26,710
Operating Expenses	(2,131)	(6,242)	(6,356)
Operating Netback(1)	$5,837	$613	$20,354

(U.S. Dollars per BOE)
Oil and Gas Sales	$32.22	$36.84	$82.42
Transportation Expenses	(1.65)	(0.64)	(1.49)
	30.57	36.20	80.93
Operating Expenses	(8.18)	(32.97)	(19.26)
Operating Netback(1)	$22.39	$3.23	$61.67

Total	Year Ended December 31,
(Thousands of U.S. Dollars)	2016	2015	2014
Oil and Gas Sales	$289,269	$276,011	$559,398
Transportation Expenses	(31,776)	(40,204)	(24,196)
	257,493	235,807	535,202
Operating Expenses	(86,925)	(75,565)	(89,753)
Operating Netback(1)	$170,568	$160,242	$445,449

(U.S. Dollars per BOE)
Oil and Gas Sales	$33.00	$41.41	$82.74
Transportation Expenses	(3.62)	(6.03)	(3.58)
	29.38	35.38	79.16
Operating Expenses	(9.92)	(11.34)	(13.28)
Operating Netback(1)	$19.46	$24.04	$65.88

U.S. Dollars Per BOE
Brent	$44.33	$52.35	$99.02
WTI	$43.15	$48.78	$93.00

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to non-GAAP measures disclosure above regarding this measure.

Oil and gas sales for the year ended December 31, 2016, increased to $289.3 million from $276.0 million in 2015 primarily as a result of the effect of increased sales, partially offset by decreased average realized oil prices. Oil and gas sales for the year ended December 31, 2015, decreased to $276.0 million from $559.4 million in 2014 as a result of the combined effect of decreased sales and realized oil prices.

The following table shows the effect of changes in realized price and sales volumes on our oil and gas sales for the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Oil and natural gas sales for the comparative period	$276,011	$559,398	$646,955
Realized sales price decrease effect	(73,782)	(275,425)	(63,495)
Sales volume increase (decrease) effect	87,040	(7,962)	(24,062)
Oil and natural gas sales for the current period	$289,269	$276,011	$559,398

Average realized prices decreased by 20% to $33.00 per BOE for the year ended December 31, 2016, from $41.41 per BOE for 2015, and decreased by 50% to $41.41 per BOE for the year ended December 31, 2015, from $82.74 per BOE for 2014. The realized price decreases were commensurate with decreased in benchmark oil prices. Average Brent oil prices for the year ended December 31, 2016, decreased by 15% compared with 2015, and decreased by 47% compared with 2014. Additionally, beginning July 1, 2014, the port operations fee component of the OTA pipeline pricing structure increased by $2.94 per bbl resulting in a reduction of realized oil prices by this amount on sales delivered through the OTA pipeline.

During periods of CENIT S.A-operated Trans-Andean oil pipeline (the "OTA pipeline”) disruptions, we have multiple transportation alternatives. Each transportation route has varying effects on realized prices and transportation costs. The following table shows the percentage of oil volumes we sold in Colombia using each transportation method for the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Volume sold transported through pipelines	44%	54%	53%
Volume sold at wellhead, trucking	43%	30%	41%
Volume sold not at wellhead, trucking	13%	16%	6%
	100%	100%	100%

Transportation expenses for the year ended December 31, 2016, were $31.8 million, or $3.62 per BOE, compared with $40.2 million, or $6.03 per BOE, in 2015. On a per BOE basis, transportation expenses decreased by 40%. The decrease in transportation expenses per BOE was primarily due to a lower percentage of volumes sold using pipelines, as noted in the table above, and the use of alternative transportation routes, which had lower costs per BOE than the routes used in 2015.

Transportation expenses for the year ended December 31, 2015, were $40.2 million, or $6.03 per BOE, compared with $24.2 million, or $3.58 per BOE, in 2014. On a per BOE basis, transportation expenses increased by 68%. The increase in transportation expenses per BOE was primarily due to the alternative transportation routes used during periods of OTA pipeline disruptions. During 2015, we used new alternative transportation routes which carried higher transportation costs, but higher realized prices compared with other delivery points.

Operating expenses for the year ended December 31, 2016, were $86.9 million, or $9.92 per BOE, compared with $75.6 million, or $11.34 per BOE in 2015. On a per BOE basis, operating expenses decreased by 13%. The decrease in operating expenses per BOE in 2016 was primarily due to Colombian operating cost savings, partially offset by the effect of the weakening of the U.S. dollar against local currencies in South America. Workover expenses increased by $0.38 per BOE to

$2.60 per BOE compared with the prior year. Excluding workover expenses, operating costs decreased by $1.80 per BOE to $7.32 per BOE.

Operating expenses for the year ended December 31, 2015, were $75.6 million, or $11.34 per BOE, compared with $89.8 million, or $13.28 per BOE, in 2014. Operating expenses per BOE decreased in 2015 primarily due to Colombian operating cost savings and the effect of the strengthening of the U.S. dollar against local currencies in South America. In Brazil, in the year ended December 31, 2015, we incurred $1.7 million, of one-time penalties relating to alleged non-compliance with certain requirements regarding the health and safety management system, identified during a safety and operational audit conducted by the ANP in early 2015.

DD&A Expenses

	Year Ended December 31, 2016		Year Ended December 31, 2015
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE
Colombia	$132,569	$15.59	$167,701	$25.90
Brazil	3,819	14.65	6,183	32.66
Peru	544	—	789	—
Corporate	2,603	—	1,713	—
	$139,535	$15.92	$176,386	$26.47

	Year Ended December 31, 2014
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE
Colombia	$174,063	$27.07
Brazil	9,932	30.09
Peru	690	—
Corporate	1,192	—
	$185,877	$27.49

DD&A expenses for the year ended December 31, 2016, decreased to $139.5 million ($15.92 per BOE) from $176.4 million ($26.47 per BOE) in 2015, and from $185.9 million ($27.49 per BOE) in 2014. On a per BOE basis, the decreases in both years were due to lower costs in the depletable base and increased proved reserves at year end.

Asset Impairment

We follow the full cost method of accounting for our oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price during the 12 months period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the month price for each month within such period for that oil and natural gas. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of our reserves. In accordance with GAAP, we used an average Brent price of $42.92 per bbl for the purposes of the December 31, 2016 ceiling test calculations (December 31, 2015 - $54.08 per bbl).

	Year Ended December 31,
(Thousands of U.S. Dollars)	2016	2015	2014
Impairment of oil and gas properties
Colombia	$513,650	$232,436	$—
Brazil	71,143	46,933	—
Peru	31,192	41,916	265,126
	615,985	321,285	265,126
Impairment of inventory	664	2,633	—
	$616,649	$323,918	$265,126

In the year ended December 31, 2016, ceiling test impairment losses in our Colombia cost center and inventory impairment losses were primarily due to lower oil prices and because the acquisitions of PetroLatina and PetroAmerica were initially added into the cost base at fair value. These acquired assets were then subjected to a prescribed U.S. GAAP ceiling test, which is not a fair value test, and which, as noted above, uses constant commodity pricing that averages prices during the preceding 12 months.

In the year ended December 31, 2016, the ceiling test impairment loss in our Brazil cost center related to lower oil prices and increased costs in the depletable base as a result of a $45.0 million impairment of unproved properties. Impairment losses in our Peru cost center included costs incurred on Block 95 and an impairment of costs incurred on Blocks 123 and 129. In the three months ended September 30, 2016, we ceased the impairment of costs incurred on Block 95 as a result of the effect of a revised field development plan for the Block.

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

In the year ended December 31, 2014, impairment losses in our Peru cost center related to costs incurred on Block 95.

G&A Expenses

	Year Ended December 31,
(Thousands of U.S. Dollars)	2016	2015	2014
G&A Expenses	$33,218	$32,353	$51,249

U.S. Dollars Per BOE
G&A Expenses, Including Stock-Based Compensation	$3.79	$4.85	$7.58

G&A expenses for the year ended December 31, 2016, of $33.2 million were comparable to 2015. Savings due to cost control initiatives were offset by higher stock-based compensation expense as a result of PSUs and DSUs granted during 2016 and a higher year-end share price, and lower capitalization of costs as a result of lower capital activity. G&A expenses per BOE in the year ended December 31, 2016, of $3.79 were 22% lower compared with $4.85 in 2015 due to increased sales volumes.

G&A expenses for the year ended December 31, 2015, of $32.4 million decreased by 37% from $51.2 million in 2014. These decreases were mainly due to reductions in the number of our employees as part of cost saving measures, a focus on reductions of our other G&A expenses and the effect of the strengthening of the U.S. dollar against local currencies in South America and Canada, which resulted in savings for costs denominated in local currency. Additionally, G&A expenses in the year ended December 31, 2015, were net of a credit of $2.6 million relating to the reversal of stock-based compensation expense for unvested options and RSUs associated with terminated employees. These G&A expense reductions were partially offset by lower allocations to capital projects due to lower capital activity and deferred financing fees expensed as a result of the cancellation of our previous credit facility.

Transaction Expenses

For the year ended December 31, 2016, transaction expenses were $7.3 million, compared with nil in 2015 and 2014. Transaction expenses related to our acquisitions of PetroLatina and Petroamerica.

Severance Expenses

For the year ended December 31, 2016, severance expenses were $1.3 million compared with $9.0 million in 2015 and $nil in
2014. Severance expenses were consistent with the decrease in headcount.

Equity Tax Expense

For the years ended December 31, 2016, and 2015, equity tax expense was $3.1 million and $3.8 million, respectively, and represented a Colombian tax which was calculated based on our Colombian legal entities' balance sheet equity for tax purposes at January 1. The legal obligation for each year's equity tax liability arises on January 1 of each year, therefore, we recognize the annual amounts of the equity tax expense in our consolidated statement of operations during the first quarter of each year.

Foreign Exchange Gains

For the years ended December, 2016, 2015 and 2014, we had foreign exchange gains of $1.5 million, $17.2 million and $39.5 million, respectively. Under U.S. GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the main source of the foreign exchange gains.

The following table presents the change in the Colombian peso against the U.S. dollar for the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Change in the Colombian peso against the U.S. dollar	strengthened by	weakened by	weakened by
	5%	32%	24%

Financial Instrument Gains and Losses

	Year Ended December 31,
(Thousands of U.S. Dollars)	2016	2015	2014
Trading securities loss	$3,925	$1,335	$6,326
Commodity price derivative loss	7,370	—	—
Foreign currency derivatives (gain) loss	(1,016)	692	(1,604)
	$10,279	$2,027	$4,722

Trading securities losses related to losses on the Madalena shares we received in connection with the sale of our Argentina business unit in June 2014. During the year ended December 31, 2016, we sold all of these shares for cash proceeds of $2.3 million.

During 2016, we entered into commodity price derivative contracts to manage the variability in cash flows associated with the forecasted sale of our oil production, reduce commodity price risk and provide a base level of cash flow in order to assure we could execute at least a portion of our capital spending. We also entered into foreign currency derivative contracts to manage the variability in cash flows associated with our forecasted Colombian peso denominated operating costs.

In 2015, foreign currency derivative gains related to our Colombian peso non-deliverable forward contracts, which were purchased for purposes of fixing the exchange rate at which we would purchase or sell Colombian pesos to settle our income tax installments and payments.

Other Gains

Other gain in the year ended December 31, 2016, related to a gain on the acquisition of Petroamerica. Other gains in the years ended December 31, 2015 and 2014, related to a contingent loss accrued in connection with a legal dispute.

Income Tax Expense and Recovery

	Year Ended December 31,
(Thousands of U.S. Dollars)	2016	2015	2014
Loss from continuing operations before income tax	$(650,234)	$(368,088)	$(17,134)

Current income tax expense	$(20,122)	$(15,383)	$(92,865)
Deferred income tax recovery (expense)	204,791	115,442	(34,350)
Total income tax recovery (expense)	$184,669	$100,059	$(127,215)

Effective tax rate	28%	27%	(742)%

Deferred income tax recovery related to Colombia ceiling test impairment	$201,300	$91,700	$—

Current income tax expense was higher in the year ended December 31, 2016, compared with 2015 as a result of higher taxable income in Colombia. Current income tax expense was lower in the year ended December 31, 2015, compared with 2014 as a result of lower taxable income in Colombia.

The deferred income tax recovery for the year ended December 31, 2016, of $204.8 million included $201.3 million associated with ceiling test impairment losses in Colombia compared with the deferred income tax recovery for the year ended December 31, 2015, of $115.4 million which included $91.7 million associated with ceiling test impairment losses in Colombia. In each year income tax recovery associated with impairment losses in Peru and Brazil was offset by a full valuation allowance.

Our effective tax rate was 28% for the year ended December 31, 2016 compared with 27% in 2015. The increase in the effective tax rate was primarily due to a decrease in other permanent differences, non-deductible third party royalties and other local taxes, partially offset by an increase in the valuation allowance, the effect of foreign taxes, stock based compensation and foreign currency translation adjustments. Additionally, our income tax expense in 2016 reflected the impact of future income tax rate changes in Colombia on our deferred tax liability. In 2016, tax legislation was enacted in Colombia which reduced the 2017 and onwards tax rates resulting in a decrease of the future Colombian tax liability by approximately $4.1 million when tax effected at 40%.

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

The difference between our effective tax rate of 28% for the year ended December 31, 2016, and the 35% U.S. statutory rate was primarily due to an increase in the valuation allowance, non-deductible third party royalties in Colombia, other local taxes, and stock based compensation, partially offset by the impact of foreign taxes and other permanent differences.

Loss from Discontinued Operations

On June 25, 2014, we sold our Argentina business unit for aggregate consideration of $69.3 million.

Funds Flow From Continuing Operations

For the year ended December 31, 2016, funds flow from continuing operations decreased by 2% to $105.0 million from $107.6 million in 2015. For the year ended December 31, 2016, our funds flow from operations was negatively affected by transaction costs of $7.3 million, For the year ended December 31, 2015, funds flow from continuing operations decreased by 66% from $317.2 million to $107.6 million, largely as a result of lower oil prices.

(Thousands of U.S. Dollars)	Fourth quarter 2016 compared with third quarter 2016	% change	Fourth quarter 2016 compared with fourth quarter 2015	% change	Year ended December 31, 2016 compared with year ended December 31, 2015	% change
Funds flow from operations for the comparative period	$23,527		$16,855		$107,570
Increase (decrease) due to:
Sales volumes	15,928		30,365		87,040
Prices	7,147		6,472		(73,782)
Expenses:
Operating	1,166		(10,220)		(11,360)
Transportation	(1,685)		4,741		8,428
Cash G&A and RSU settlements, excluding stock-based compensation expense	(5,912)		(4,349)		2,899
Transaction	6,088		—		(7,325)
Severance	(20)		2,143		7,671
Interest, net of amortization of debt issuance costs	(487)		(3,425)		(8,454)
Realized foreign exchange gains	(4,230)		(1,800)		(8,822)
Settlement of financial instruments	(438)		—		4,187
Current taxes	(4,563)		(4,691)		(4,739)
Other	(335)		95		1,671
Net change in funds flow from comparative period	12,659	54%	19,331	115%	(2,586)	(2)%
Funds flow from operations for the current period	$36,186		$36,186		$104,984

2017 Capital Program

In December 2016, we announced our 2017 capital budget. We expect the following ranges for our 2017 capital budget:

	Number of Wells (Gross)	Number of Wells (Net)	2017 Capital Budget ($ million)
Colombia
Development	15-19	13-14	100-140
Exploration	8-11	7-9	85-95
Total Colombia	23-30	20-23	185-235
Brazil	—	—	8
Peru	—	—	6
Corporate	—	—	1
Total company	23-30	20-23	200-250

Colombia remains our primary focus and, based on the midpoint of the guidance, is expected to represent approximately 93% of the 2017 capital program. Based on the midpoint of the guidance, the capital budget is forecasted to be approximately 57% directed to development and 43% to exploration. Between 15% and 20% of the 2017 capital program is expected to be directed to facilities. A large portion of this investment is expected to be dedicated to facilities expansion at the Acordionero Field in order to increase oil production capacity to 15,000 BOEPD by 2017 year-end. The 2017 capital program assumes up to six drilling rigs being active during the year.

We expect to finance our 2017 capital program through cash flows from operations and available capacity under our credit facility, while retaining financial flexibility to undertake further development opportunities and opportunistically pursue acquisitions.

2016 Capital Program

Capital expenditures during the year ended December 31, 2016, were $127.8 million:

(Thousands of U.S. Dollars)
Colombia	$105,963
Brazil	15,146
Peru	5,059
Corporate	1,621
$127,789

Colombia

The significant elements of our 2016 capital program in Colombia were:

•
On the Chaza Block (100% working interest ("WI"), operated), we drilled and completed the Guriyaco-1 exploration well, which was completed as an oil producer. We completed the Costayaco-24 development well and drilled and completed the Costayaco-23i, Costayaco-27i, Moqueta-20, Moqueta 22, and Moqueta-23 development wells in the Costayaco and Moqueta Fields. All four wells were completed as oil producers. We performed recompletions on Costayaco-9 and Costayaco-19 in the A-Limestone formation, a new producing zone for the field. We also completed a dual completion on the Moqueta-19i water injector well.

•	On the Midas Block (100% WI, operated), we drilled and completed the Acordionero-5 and Acordionero-7 development wells as oil producers and commenced drilling the Acordionero-8i development well.

•	On the Putumayo-7 Block (100% WI, operated), we drilled and completed the Cumplidor-1 exploration well, which was completed as an oil producer, and commenced drilling of the Alpha-1 exploration well.

•	On the Putumayo-4 Block (100% WI, operated), we continued activities related to environmental permitting for the Siriri-1 exploration well.

•	On the El Porton Block (100% WI, operated), we continued activities related to environmental permitting and lease construction for the Prosperidad exploration well.

•	On the Suroriente Block (15.8% WI, non-operated), we commenced a well workover campaign at the Cohembi and Quinde oil fields.

•	We completed the acquisition of 2-D seismic on Sinu-1 (60% WI, operated) and Sinu-3 (51% WI, operated) Blocks.

•	We also continued facilities work at the Moqueta Field on the Chaza Block.

Brazil

In Brazil, we commenced work on a water injection/pressure support project with a workover on the 1-GTE-7HPC-BA well to assess potential as a water source well and we continued facility improvements, including the completion of a compressed natural gas project and a flare stack.

Peru

In Peru, we continued work on a revised development plan for Block 95, activities relating to maintaining tangible asset integrity and security of our five blocks in Peru (95, 107 and 133, 123 and 129) and to forward environmental approvals on Blocks 107 and 133 (100% WI, operated).

Liquidity and Capital Resources

	As at December 31,
(Thousands of U.S. Dollars)	2016	% Change	2015	% Change	2014
Cash and Cash Equivalents	$25,175	(83)	$145,342	(56)	$331,848

Current Restricted Cash	$8,322	—	$92	(95)	$1,836

Working Capital (Deficiency) Surplus, Including Cash and Cash Equivalents	$(23,344)	(115)	$160,449	(33)	$239,312

Revolving Credit Facility	$90,000	—	$—	—	$—

Convertible Senior Notes	$115,000	—	$—	—	$—

We believe that our capital resources, including cash on hand, cash generated from operations and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for 2017, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management bank in interest earning current accounts or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

PetroLatina Acquisition

As disclosed above, on August 23, 2016, we acquired all of the issued and outstanding common shares of PetroLatina for cash consideration of $465.7 million, which included a deferred cash payment of $25.0 million which was paid on December 31, 2016. The PetroLatina acquisition was funded through a combination of our cash on hand, gross proceeds of $173.5 million from the Subscription Receipts, available borrowings under our existing revolving credit facility and $130.0 million of borrowings under a Bridge Loan Facility.

Revolving Credit Facility and Bridge Loan Facility

At December 31, 2016, we had a revolving credit facility with a syndicate of lenders. On November 16, 2016, we entered into a Fourth Amendment (the "Fourth Amendment") to our credit agreement dated September 18, 2015 (the "Credit Agreement"). The Fourth Amendment, among other things, increased the borrowing base to $250 million readily available. Previously, the borrowing base was $185.0 million, with $160.0 million readily available and $25.0 million subject to the consent of all lenders. Availability under the revolving credit facility is determined by the reserves-based borrowing base determined by the lenders. The borrowing base will be re-determined semi-annually with the next re-determination due to occur no later than May 2017. The credit agreement includes a letter of credit sub-limit of up to $100 million. None of the letter of credit sub-limit had been used at December 31, 2016. Borrowings under the revolving credit facility will mature on September 18, 2018.

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

On August 23, 2016, we entered into a Third Amendment to the Credit Agreement to add a bridge term loan facility, pursuant to which the lenders provided $130.0 million in secured bridge loan financing to fund a portion of the purchase price of the PetroLatina acquisition. The Bridge Loan Facility had a term of 364 days, bore interest at USD LIBOR plus 6%, and had customary bridge facility repayment terms, providing for the prepayment of the Bridge Loan Facility upon the occurrence of certain events, including certain debt issuances. It was otherwise on substantially the same terms as the existing secured revolving credit facility.

On August 23, 2016, in connection with the PetroLatina acquisition, we drew $95.0 million on our revolving credit facility and $130.0 million on our Bridge Loan Facility. During the three months ending December 31, 2016, upon the sale of non-core assets (Note 7), we repaid $5.0 million of the balance outstanding on the Bridge Loan Facility, and, concurrent with the effectiveness of the Fourth Amendment, repaid the remaining balance on our bridge loan facility using available borrowing capacity under our Credit Agreement. This resulted in a balance outstanding on our revolving credit facility of $190 million. We subsequently drew an additional $37.0 million on our revolving credit facility and repaid $137.0 million of the balance outstanding on this facility.

As part of the PetroLatina acquisition, we assumed PetroLatina's reserve-backed credit facility with an outstanding balance as at the PetroLatina acquisition Date of $80.0 million. This credit facility plus accrued interest was repaid by upon closing of the PetroLatina acquisition on August 23, 2016.

Under the terms of our credit facility, we are required to maintain compliance with certain financial and operating covenants which include: the maintenance of a ratio of debt, including letters of credit, to net income plus interest, taxes, depreciation, depletion, amortization, exploration expenses and all non-cash charges minus all non-cash income ("EBITDAX") not to exceed 4.00 to 1.0; the maintenance of a ratio of senior secured obligations to EBITDAX not to exceed 3.00 to 1.00; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. As at December 31, 2016, we were in compliance with all financial and operating covenants in our credit agreement. Under the terms of the credit facility, we are limited in our ability to pay any dividends to our shareholders without bank approval.

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

Cash and Cash Equivalents Held Outside of Canada and the United States

At December 31, 2016, 93% of our cash and cash equivalents were held by subsidiaries and partnerships outside of Canada and the United States. This cash was generally not available to fund domestic or head office operations unless funds were repatriated. At this time, we do not intend to repatriate further funds, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

Derivative Positions

At December 31, 2016, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl)	Purchased Put ($/bbl)	Sold Call ($/bbl)	Premiums received/(paid) ($/bbl)
Collar: June 1, 2016 to May 31, 2017	10,000	ICE Brent	$35	$45	$65	$(1.25)
Collar: June 1, 2017 to December 31, 2017	10,000	ICE Brent	$35	$45	$65	$0.475
Collar: October 1, 2016 to December 31, 2017	5,000	ICE Brent	$35	$45	$65	$—

At December 31, 2016, we had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount hedged (Millions COP)	Reference	Purchased Call (COP)	Sold Put(1) (COP)	Sold Put(1) (COP)
Collar: January 1, 2017 to March 31, 2017	31,597.6	COP	3,100	3,300	3,345
Collar: April 1, 2017 to May 31, 2017	22,697.2	COP	3,100	3,310	3,370
	54,294.8

(1) The put levels noted in the table above varied based on market conditions at the inception of each foreign currency derivative contract.

Cash Flows

The following table presents our sources and uses of cash and cash equivalents for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Sources of cash and cash equivalents:
Funds flow from continuing operations	$104,984	$107,570	$317,184
Proceeds from issuance of Common Stock, net of issuance costs	128,273	722	11,140
Proceeds from issuance of subscription receipts, net of issuance costs	165,805	—	—
Proceeds from issuance of Notes, net of issuance costs	109,090	—	—
Proceeds from other debt, net of issuance costs	256,065	—	—
Proceeds from oil and gas properties	6,000	—	—
Changes in non-cash investing working capital	21,116	—	44,499
Proceeds from sale of marketable securities	2,325	—	—
Decrease in restricted cash	—	465	—
Foreign exchange gain on cash and cash equivalents	354	—	—
Net cash provided by discontinued operations	—	—	25,579
	794,012	108,757	398,402

Uses of cash and cash equivalents:
Acquisitions of PetroLatina and PetroAmerica, net of cash acquired	(502,643)	—	—
Additions to property, plant and equipment - acquisition of PGC	(19,388)	—	—
Additions to property, plant and equipment, excluding PGC acquisition	(127,789)	(156,639)	(391,526)
Repayment of debt	(252,181)	—	—
Changes in non-cash investing working capital	—	(76,844)	—
Changes in non-cash operating working capital	(11,337)	(39,048)	(95,436)
Cash settlement of asset retirement obligation	(605)	(6,217)	(796)
Repurchase of shares of Common Stock	—	(9,999)	—
Foreign exchange loss on cash and cash equivalents	—	(6,516)	(7,500)
Increase in restricted cash	(236)	—	(96)
	(914,179)	(295,263)	(495,354)
Net decrease in cash and cash equivalents	$(120,167)	$(186,506)	$(96,952)

Cash provided by operating activities in the year ended December 31, 2016, was primarily affected by lower funds flow from operations (see funds flow from operations reconciliation under the heading 'Consolidated Results of Operations' above) and a $11.3 million change in assets and liabilities from operating activities.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices, the impact of which we partially mitigate by entering into commodity derivatives. Sales volume changes and costs related to operations and debt service also impact cash flow. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes, the impact of which we partially mitigate by entering into foreign currency derivatives.

Off-Balance Sheet Arrangements

As at December 31, 2016, 2015 and 2014 we had no off-balance sheet arrangements.

Contractual Obligations

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2016:

	Total	2017	2018-2019	2020-2021	2021 and beyond
(Thousands of U.S. Dollars)
Revolving credit facility	$90,000	$—	$90,000	$—	$—
5% Convertible Senior Notes due 2021	115,000	—	—	115,000	—
Total long-term debt	205,000	—	90,000	115,000	—
Interest payments(1)	28,989	8,414	13,387	7,188	—
Oil transportation services	13,958	3,639	7,278	3,041	—
Drilling, completions and seismic	4,159	2,172	1,987	—	—
Operating leases	4,111	1,971	1,671	469	—
Software and telecommunication	35	24	11	—	—
Total	$256,252	$16,220	$114,334	$125,698	$—

(1) Interest payments have been calculated utilizing the rates associated with our Notes outstanding at December 31, 2016. Interest payments on our revolving credit facility were calculated by assuming that the December 31, 2016, outstanding balance of $90.0 million will be outstanding through the September 2018 maturity date and that our Notes will remain outstanding through their April 2021 maturity date. A constant interest rate of 2.96% was assumed for the interest payments on our revolving credit facility, which was the December 31, 2016 weighted-average interest rate. Actual results will differ from these estimates and assumptions.

At December 31, 2016, we had provided promissory notes totaling $96.8 million to support letters of credit or surety bonds relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements. These unsecured letters of credit do not utilize our revolving credit facility capacity because they are backed by local Colombian banks or insurance companies.

The above table does not reflect estimated amounts expected to be incurred in the future associated with the abandonment of our oil and gas properties and other long-term liabilities, as we cannot determine with accuracy the timing of such payments. Information regarding our asset retirement obligation can be found in Note 10 to the Consolidated Financial Statements, Asset Retirement Obligation, in Item 8 “Financial Statements and Supplementary Data”. The above table also excludes assets and liabilities associated with our derivative contracts, which are dependent on commodity prices or foreign exchange rates at the time of the contract settlement. Information regarding our derivatives can be found in Note 14 to the Consolidated Financial Statements, Asset Retirement Obligation, in Item 8 “Financial Statements and Supplementary Data”.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas and the applicable discount rate, that are used to calculate the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that a 10% discount factor be used and future net revenues are calculated using prices that represent the average of the first day of each month price for the 12-month period. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but reflect adjustments for gravity, quality, local conditions, gathering and transportation fees and distance from market. Estimates of standardized measure of our future cash flows from proved reserves for our December 31, 2016, ceiling tests were based on wellhead prices per BOE as of the first day of each month within that twelve month period of $31.67 for Colombia and $31.42 for Brazil.

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

We assessed our oil and gas properties for impairment as at December 31, 2016, and recorded ceiling test impairment losses of $513.7 million in our Colombia cost center, and $71.1 million in our Brazil cost center, related to lower oil prices and impairment of unproved properties in Brazil. In the year ended December 31, 2016, we also recorded impairment losses in our Peru cost center of $31.2 million, related to costs incurred on Block 95. In the year ended December 31, 2015, we recorded ceiling test impairment losses of $232.4 million in our Colombia cost center, and $46.9 million in our Brazil cost center, related to lower oil prices. In the year ended December 31, 2015, we also recorded impairment losses in our Peru cost center of $41.9 million, related to costs incurred on Block 95. In the year ended December 31, 2014, we recorded an impairment loss of unproved properties in our Peru cost center of $265.1 million due to the lack of continued investment planned for Block 95.

Holding all factors constant other than benchmark oil prices, it is reasonably likely that we will not experience ceiling test impairment losses in our Brazil and Colombia cost centers in the first quarter of 2017.

It is difficult to predict with reasonable certainty the amount of expected future impairment losses given the many factors impacting the asset base and the cash flows used in the prescribed U.S. GAAP ceiling test calculation. These factors include, but are not limited to, future commodity pricing, royalty rates in different pricing environments, operating costs and negotiated savings, foreign exchange rates, capital expenditures timing and negotiated savings, production and its impact on depletion and cost base, upward or downward reserve revisions as a result of ongoing exploration and development activity, and tax attributes. Subject to these factors and inherent limitations, we do not believe that ceiling test impairment losses will be experienced in the first quarter of 2017. The calculation of the impact of higher commodity prices on our estimated ceiling test calculation was prepared based on the presumption that all other inputs and assumptions are held constant with the exception of benchmark oil prices. Therefore, this calculation strictly isolates the impact of commodity prices on the prescribed GAAP ceiling test. This calculation was based on pro forma Brent oil price of $49.54 per bbl for the 12 months ended March 31, 2017. These pro forma oil prices were calculated using a 12-month unweighted arithmetic average of oil prices, and included the oil prices on the first day of the month for the eleven months ended February 2017, and, for the month ended March 2017, estimated oil prices using the forward price curve forecast for the first quarter of 2017 of our independent reserves evaluator dated January 1, 2017.

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

Holding all factors constant other than benchmark oil prices and related royalty rates, we do not expect any downward adjustment to our consolidated NAR reserve volumes during the first quarter of 2017. This disclosure is based on a pro forma Brent oil price of $49.54 per bbl for the 12 months ended March 31, 2017, calculated as described above.

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

Allocation of Consideration Transferred in Business Combinations

The acquisitions of PetroLatina and PetroAmerica in 2016 was accounted for using the acquisition method, with Gran Tierra being the acquirer, whereby the assets acquired and liabilities assumed were recorded at their fair values at the acquisition date. For the PetroAmerica acquisition, the excess of the fair values of the net assets acquired over the consideration transferred recorded as a gain on acquisition. For the PetroLatina acquisition, the fair value of the consideration transferred was equal to the fair value of the net assets acquired and no gain or goodwill was recorded on acquisition. Calculation of fair values of assets and liabilities, which was done with the assistance of independent advisors, was subject to estimates which include various assumptions including the fair value of proved and unproved reserves of the assets acquired as well as future production and development costs and future oil and gas prices.

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

At December 31, 2016, we performed a qualitative assessment of goodwill and, based on this assessment, no impairment of goodwill was identified. Ceiling test impairment losses in our Colombian cost center of $513.7 million net of the associated deferred tax recovery of $201.3 million reduced the carrying value of the reporting unit in 2016 by $312.4 million. Additionally, forward curve oil prices as at December 31, 2016, were higher than those used in the ceiling test impairment calculation. This reduction in carrying value combined with increased reserves and forward curve oil prices as at December 31, 2016, resulted in no impairment of goodwill.

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

Stock-Based Compensation

Our stock-based compensation cost is measured based on the fair value of the awards that are ultimately expected to vest. Fair values are determined using pricing models such as the Black-Scholes-Merton or Monte Carlo simulation stock option-pricing models and/or observable share prices. These estimates depend on certain assumptions, including volatility, risk-free interest rate, the term of the awards and the forfeiture rate, which, by their nature, are subject to measurement uncertainty. We use historical data to estimate the expected term used in the Black-Scholes option pricing model, option exercises and employee departure behavior. Expected volatilities used in the fair value estimate are based on the historical volatility of our shares. The risk-free rate for periods within the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

New Accounting Pronouncements

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date". The ASU deferred the effective date of the new revenue recognition model by one year. As a result, the guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which clarifies implementation guidance on principal versus agent considerations. In April, May and December 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing", ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients" and ASU 2016-20 "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" which addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings. We are currently assessing the impact the new revenue recognition model will have on our consolidated financial position, results of operations, cash flows, and disclosure.

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

In February 2016, the FASB issued ASU 2016-02, “Leases". This ASU will require most lease assets and lease liabilities to be recognized on the balance sheet and the disclosure of key information about lease arrangements. The ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently assessing the impact the new lease standard will have on its consolidated financial position, results of operations, cash flows, and disclosure.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting". This ASU
simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures, income taxes, and statutory tax withholding requirements. The ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently assessing the impact this update will have on its consolidated financial position, results of operations, cash flows, and disclosure.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses". This ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to support credit loss estimates. The ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We are currently assessing the impact this update will have on its consolidated financial position, results of operations, cash flows, and disclosure.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other than Inventory". This ASU requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity transfer until the asset leaves the consolidated group.

This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual reporting period. The ASU must be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings in the period of adoption. In the period of adoption, we will write off any income tax effects that had been deferred from past intercompany transactions to opening retained earnings.

We expect to early adopt this ASU in our year ended December 31, 2017, and expect prepaid tax of $54.1 million and deferred tax assets will be recorded directly to opening retained earnings at January 1, 2017. We are currently assessing the deferred tax effect of adoption of the ASU. Deferred tax assets recorded upon adoption will be assessed for realizability under ASC 740, and, if a valuation allowance on those deferred tax assets is necessary on the date of adoption, that allowance will be recorded with an offset to opening retained earnings. ASU 2016-16 will not have any effect on our cash flows.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash". ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods and interim reporting periods within those annual reporting periods, beginning after December 15, 2017. This ASU will not impact our consolidated financial position or results of operations and for the year ended December 31, 2016, would not have had a material impact on net cash used in investing activities. For the year ended December 31, 2016, the net decrease in cash, cash equivalents and restricted cash and cash equivalents would have been $119.9 million, compared with the net decrease in cash and cash equivalents of $120.2 million, as currently disclosed in the consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business". ASU 2017-01 narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 is effective for annual reporting periods and interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted. We expect to early adopt this ASU in the year ended December 31, 2017. We will apply an initial screen for determining whether a transaction involves an asset or a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identified asset, the set will not be a business and no goodwill or gain on acquisition will be recognized.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". ASU 2017-04 eliminates step 2 of the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods and interim reporting periods within those annual reporting periods, beginning after December 15, 2019. Early adoption is permitted. At December 31, 2016, we performed a qualitative assessment of goodwill and, based on this assessment, no impairment of goodwill was identified. The Company did not have to perform step 2 of the goodwill impairment test.

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

On September 26, 2016, the Colombian government and the Revolutionary Armed Forces of Colombia ("FARC") signed a peace agreement and, on November 30, 2016, the Agreement was ratified by Colombia's government. Pursuant to the Peace Agreement, the FARC agreed to demobilize its troops and urban militia members and to hand over its weapons to a United Nations mission within 180 days. Once demobilized and disarmed, the FARC can become a legal political party. Under the Peace Agreement, the FARC will be guaranteed at least five seats in the Senate and another five seats in the House of Representatives in 2018 congressional elections, even if they don’t get enough votes for those seats. Continuing attempts by the Colombian government to reduce or prevent activity of guerrilla dissidents may not be successful and such activity may continue to disrupt our operations in the future.

The Colombian government is also engaged in a conflict with another Marxist guerrilla group, the National Liberation Army ("ELN"). The ELN has stated that it wants to negotiate a peace agreement, however, peace process negotiations may not generate the intended outcome for both parties. The impact of such a peace process is not determinable on our operations. This group has been designated as a terrorist organization by the United States and the European Union. Another threat comes from criminal gangs formed from the former members of the United Self-Defense Forces of Colombia militia, a paramilitary group that originally sprouted up to combat FARC and ELN, which the Colombian government successfully dissolved. We operate principally in the Putumayo Basin in Colombia. Pipelines have been primary targets because such pipelines cannot be adequately secured due to the sheer length of such pipelines and the remoteness of the areas in which the pipelines are laid. The CENIT S.A-operated Trans-Andean oil pipeline (the "OTA pipeline”) which transports oil from the Putumayo region and which is one of our export routes, has been targeted by these guerrilla groups.

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

We expect to finance our 2017 capital program through cash flows from operations and available capacity under our credit facility, while retaining financial flexibility to undertake further development opportunities and opportunistically pursue acquisitions. Should our operating cash flow decline due to unforeseen events, including additional pipeline delivery restrictions in Colombia or continued downturn in oil and gas prices, we would consider financing our capital expenditure program with proceeds from the disposition of assets or capital markets transactions, or a combination thereof, or we would consider reducing our capital expenditure program. We are the operator in the majority of our blocks and therefore have discretion on the timing of our capital expenditures. Given the current economic environment and unstable conditions in the Middle East, North Africa, and Europe and the current over supply of oil in world markets, the oil price environment is unpredictable and unstable. We are unable to determine the impact, if any, these events may have on oil prices and demand. The timing and execution of our capital expenditure program are also affected by the availability of services from third party oil field contractors and our ability to obtain, sustain or renew necessary government licenses and permits on a timely basis to conduct exploration and development activities. Any delay may affect our ability to execute our capital expenditure program.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

During the year ended December 31, 2016, we entered into commodity price derivative contracts to manage the variability cash flows associated with the forecasted sale of our oil production, reduce commodity price risk and provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending. The table below provides information about our commodity price derivative contracts at December 31, 2016, including the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. Expected cash flows from the forward contract equaled the fair value of the contract. The information is presented in U.S. dollars because that is our reporting currency. We do not hold any of these investments for trading purposes. At December 31, 2015, we did not have any open commodity price derivative positions.

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl)	Purchased Put ($/bbl)	Sold Call ($/bbl)	Premiums received/(paid) ($/bbl)
Collar: June 1, 2016 to May 31, 2017	10,000	ICE Brent	$35	$45	$65	$(1.25)
Collar: June 1, 2017 to December 31, 2017	10,000	ICE Brent	$35	$45	$65	$0.475
Collar: October 1, 2016 to December 31, 2017	5,000	ICE Brent	$35	$45	$65	$—

Foreign currency risk

Foreign currency risk is a factor for our company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. Our reporting currency is U.S. dollars and 100% of our revenues are related to the U.S. dollar price of Brent or WTI oil. In Colombia, we receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures are in U.S. dollars or are based on U.S. dollar prices. In Brazil, prices for oil are in U.S. dollars, but revenues are received in local currency translated according to current exchange rates. The majority of our capital expenditures within Brazil are based on U.S. dollar prices, but are paid in local currency translated according to current exchange rates. In Peru, capital expenditures are based on U.S. dollar prices and may be paid in local currency or U.S. dollars. The majority of income and value added taxes and G&A expenses in all locations are in local currency. While we operate in South America exclusively, the majority of our acquisition expenditures have been valued and paid in U.S. dollars.

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $43,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

During the year ended December 31, 2016, we entered into foreign currency derivative contracts to manage the variability in cash flows associated with our forecasted Colombian peso denominated costs. The table below provides information about our foreign currency forward exchange agreements at December 31, 2016, including the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. Expected cash flows from the forward contract equaled the fair value of the contract. The information is presented in U.S. dollars because that is our reporting currency. We do not hold any of these investments for trading purposes. At December 31, 2015, we did not have any open foreign currency derivative positions.

Period and type of instrument	Amount hedged (Millions COP)	Reference	Purchased Call (COP)	Sold Put(1) (COP)	Sold Put(1) (COP)
Collar: January 1, 2017 to March 31, 2017	31,597.6	COP	3,100	3,300	3,345
Collar: April 1, 2017 to May 31, 2017	22,697.2	COP	3,100	3,310	3,370
	54,294.8

(1) The put levels noted in the table above varied based on market conditions at the inception of each foreign currency derivative contract.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our revolving credit facility, which bears floating rates of interest. At December, 2016, our outstanding revolving credit facility was $90.0 million (December 31, 2015 - nil), which had a weighted-average interest rate of approximately 2.96%. A 10% change in LIBOR would not materially impact our interest expense on debt outstanding at December 31, 2016.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the accompanying consolidated balance sheets of Gran Tierra Energy Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gran Tierra Energy Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),
the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

Chartered Professional Accountants
February 28, 2017
Calgary, Canada

Gran Tierra Energy Inc.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
OIL AND NATURAL GAS SALES (NOTE 5)	$289,269	$276,011	$559,398

EXPENSES
Operating	86,925	75,565	89,753
Transportation	31,776	40,204	24,196
Depletion, depreciation and accretion (Note 5)	139,535	176,386	185,877
Asset impairment (Notes 5 and 7)	616,649	323,918	265,126
General and administrative (Note 5)	33,218	32,353	51,249
Transaction (Note 3)	7,325	—	—
Severance (Note 15)	1,319	8,990	—
Equity tax (Note 11)	3,098	3,769	—
Foreign exchange gain	(1,469)	(17,242)	(39,535)
Financial instruments loss (Note 14)	10,279	2,027	4,722
Other gain (Note 3)	(929)	(502)	(2,000)
Interest expense (Notes 5 and 8)	14,145	—	—
	941,871	645,468	579,388

INTEREST INCOME (NOTE 5)	2,368	1,369	2,856
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (NOTE 5)	(650,234)	(368,088)	(17,134)

INCOME TAX (EXPENSE) RECOVERY
Current (Note 11)	(20,122)	(15,383)	(92,865)
Deferred (Note 11)	204,791	115,442	(34,350)
	184,669	100,059	(127,215)
LOSS FROM CONTINUING OPERATIONS	(465,565)	(268,029)	(144,349)
Loss from discontinued operations, net of income taxes (Note 4)	—	—	(26,990)
NET LOSS AND COMPREHENSIVE LOSS	$(465,565)	$(268,029)	$(171,339)

NET LOSS PER SHARE - BASIC AND DILUTED
BASIC AND DILUTED
LOSS FROM CONTINUING OPERATIONS	$(1.45)	$(0.94)	$(0.51)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	(0.09)
NET LOSS	$(1.45)	$(0.94)	$(0.60)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED (Note 9)	320,851,538	285,333,869	284,715,785

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$25,175	$145,342
Restricted cash and cash equivalents (Notes 3, 7 and 10)	8,322	92
Accounts receivable (Note 6)	45,698	29,217
Marketable securities (Note 14)	—	6,250
Derivatives (Note 14)	578	—
Inventory (Note 6)	7,766	19,056
Taxes receivable	26,393	28,635
Prepaid taxes (Note 11)	12,271	—
Other prepaids	5,482	5,848
Total Current Assets	131,685	234,440

Oil and Gas Properties (using the full cost method of accounting)
Proved	412,319	469,589
Unproved	647,774	310,771
Total Oil and Gas Properties	1,060,093	780,360
Other capital assets	6,516	8,633
Total Property, Plant and Equipment (Notes 5 and 7)	1,066,609	788,993

Other Long-Term Assets
Deferred tax assets (Note 11)	1,611	3,241
Prepaid taxes (Note 11)	41,784	—
Other long-term assets	23,626	16,863
Goodwill (Note 5)	102,581	102,581
Total Other Long-Term Assets	169,602	122,685
Total Assets (Note 5)	$1,367,896	$1,146,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$107,051	$70,778
Derivatives (Note 14)	3,824	—
Taxes payable (Note 11)	38,939	1,067
Asset retirement obligation (Note 10)	5,215	2,146
Total Current Liabilities	155,029	73,991

Long-Term Liabilities
Long-term debt (Notes 8 and 14)	197,083	—
Deferred tax liabilities (Note 11)	107,230	34,592
Asset retirement obligation (Note 10)	38,142	31,078
Other long-term liabilities	11,425	4,815
Total Long-Term Liabilities	353,880	70,485

Commitments and Contingencies (Note 13)
Subsequent Events (Note 17)
Shareholders’ Equity
Common Stock (Note 9) (390,807,194 and 273,442,799 shares of Common Stock and 8,199,894 and 8,572,066 exchangeable shares, par value $0.001 per share, issued and outstanding as at December 31, 2016 and December 31, 2015, respectively)	10,303	10,186
Additional paid in capital	1,342,656	1,019,863
Deficit	(493,972)	(28,407)
Total Shareholders’ Equity	858,987	1,001,642
Total Liabilities and Shareholders’ Equity	$1,367,896	$1,146,118

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net loss	$(465,565)	$(268,029)	$(171,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 5)	139,535	176,386	185,877
Asset impairment (Notes 5 and 7)	616,649	323,918	265,126
Deferred tax (recovery) expense (Note 11)	(204,791)	(115,442)	34,350
Stock-based compensation (Note 9)	6,339	2,733	6,392
Amortization of debt issuance costs (Note 8)	5,691	—	—
Cash settlement of restricted share units	(1,234)	(1,392)	(3,371)
Unrealized foreign exchange gain	(1,428)	(8,380)	(30,941)
Financial instruments loss (Note 14)	10,279	2,027	4,722
Cash settlement of financial instruments	438	(3,749)	4,661
Cash settlement of asset retirement obligation (Note 10)	(605)	(6,217)	(796)
Other gain (Note 3)	(929)	(502)	(2,000)
Equity tax	—	—	(3,283)
Loss from discontinued operations, net of income taxes (Note 4)	—	—	26,990
Net change in assets and liabilities from operating activities of continuing operations (Note 16)	(11,337)	(39,048)	(95,436)
Net cash provided by operating activities of continuing operations	93,042	62,305	220,952
Net cash used in operating activities of discontinued operations	—	—	(4,792)
Net cash provided by operating activities	93,042	62,305	216,160

Investing Activities
(Increase) decrease in restricted cash	(236)	465	(96)
Additions to property, plant and equipment, excluding corporate acquisition (Note 5)	(127,789)	(156,639)	(391,526)
Additions to property, plant and equipment - acquisition of PetroGranada (Note 7)	(19,388)	—	—
Cash paid for business combinations, net of cash acquired (Note 3)	(502,643)	—	—
Proceeds from the sale of oil and gas properties (Note 7)	6,000	—	—
Proceeds from sale of marketable securities (Note 14)	2,325	—	—
Changes in non-cash investing working capital	21,116	(76,844)	44,499
Net cash used in investing activities of continuing operations	(620,615)	(233,018)	(347,123)
Proceeds from sale of Argentina business unit, net of cash sold and transaction costs	—	—	42,755
Net cash used in investing activities of discontinued operations	—	—	(12,384)
Net cash provided by investing activities of discontinued operations	—	—	30,371
Net cash used in investing activities	(620,615)	(233,018)	(316,752)

Financing Activities
Proceeds from issuance of shares of Common Stock, net of issuance costs (Note 9)	128,273	722	11,140
Proceeds from issuance of subscription receipts, net of issuance costs (Note 9)	165,805	—	—
Proceeds from issuance of Convertible Senior Notes, net of issuance costs (Note 8)	109,090	—	—
Proceeds from other debt, net of issuance costs (Note 8)	256,065	—	—
Repayment of debt (Note 8)	(252,181)	—	—
Repurchase of shares of Common Stock (Note 9)	—	(9,999)	—
Net cash provided by (used in) financing activities	407,052	(9,277)	11,140

Foreign exchange gain (loss) on cash and cash equivalents	354	(6,516)	(7,500)

Net decrease in cash and cash equivalents	(120,167)	(186,506)	(96,952)
Cash and cash equivalents, beginning of year	145,342	331,848	428,800
Cash and cash equivalents, end of year	$25,175	$145,342	$331,848

Supplemental cash flow disclosures (Note 16)

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Shareholders’ Equity
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2016	2015	2014
Share Capital
Balance, beginning of year	$10,186	$10,190	$10,187
Issuance of Common Stock (Note 9)	117	—	3
Repurchase of Common Stock (Note 9)	—	(4)	—
Balance, end of year	10,303	10,186	10,190

Additional Paid in Capital
Balance, beginning of year	1,019,863	1,026,873	1,008,760
Issuance of Common Stock, net of share issuance costs (Note 9)	314,425	—	—
Exercise of stock options (Note 9)	5,347	722	11,137
Stock-based compensation (Note 9)	3,021	2,263	6,976
Repurchase of Common Stock (Note 9)	—	(9,995)	—
Balance, end of year	1,342,656	1,019,863	1,026,873

Retained Earnings (Deficit)
Balance, beginning of year	(28,407)	239,622	410,961
Net loss	(465,565)	(268,029)	(171,339)
Balance, end of year	(493,972)	(28,407)	239,622

Total Shareholders’ Equity	$858,987	$1,001,642	$1,276,685

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014
(Expressed in U.S. Dollars, unless otherwise indicated)

1. Description of Business

Gran Tierra Energy Inc., a Delaware corporation (the “Company” or “Gran Tierra”), is a publicly traded company focused on oil and natural gas exploration and production in Colombia. The Company also has business activities in Peru and Brazil, and until June 25, 2014, had business activities in Argentina. On February, 6, 2017, the Company announced that a purchase and sale agreement (the "Agreement") had been executed by a third party ("Purchaser") to purchase Gran Tierra's Brazil business unit through the acquisition of all of the equity interests in one of Gran Tierra's indirect subsidiaries, and the assignment of certain debt owed by the corporate entities comprising Gran Tierra's Brazil business unit to the Gran Tierra group of companies (Note 17).

2. Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company believes that the information and disclosures presented are adequate to ensure the information presented is not misleading.

Significant accounting policies are:

Basis of consolidation

These consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

Discontinued operations

On June 25, 2014, the Company completed the sale of its Argentina business unit and the discontinued operations criteria of Accounting Standards Codification ("ASC") 205-20, “Discontinued Operations”, were met. Therefore, the results of the Company’s Argentina business unit are reflected separately as loss from discontinued operations, net of income taxes, in the consolidated statement of operations for the year ended December 31, 2014, on a line immediately after “Loss or income from continuing operations.” Additionally, cash flows of the Company’s Argentina business unit are reflected separately in the consolidated statement of cash flows for the year ended December 31, 2014, as cash provided by or used in operating and investing activities of discontinued operations. See Note 4, “Discontinued Operations,” for additional disclosure.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: oil and natural gas reserves and related present value of future cash flows; depreciation, depletion, amortization and impairment (“DD&A”); impairment assessments of goodwill; timing of transfers from oil and gas properties not subject to depletion to the depletable base; asset retirement obligations; determining the value of the consideration transferred and the net identifiable assets acquired and liabilities assumed in connection with business combinations and determining goodwill; assessments of the likely outcome of legal and other contingencies; income taxes; stock-based compensation; and determining the fair value of derivatives. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash and cash equivalents

Restricted cash and cash equivalents is included in other current assets and other long-term assets on the Company's balance sheet. Restricted cash and cash equivalents comprises cash and cash equivalents pledged to secure letters of credit and to settle asset retirement obligations. Letters of credit currently secured by cash relate to work commitment guarantees contained in exploration contracts. Restrictions will lapse when work obligations are satisfied pursuant to the exploration contract or an asset retirement obligation is settled. Cash and claims to cash that are restricted as to withdrawal or use for other than current operations or are designated for expenditure in the acquisition or construction of long-term assets are excluded from the current asset classification.

Allowance for doubtful accounts

The Company estimates losses on receivables based on known uncollectible accounts, if any, and historical experience of losses incurred and accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. The allowance for doubtful receivables was $nil at December 31, 2016, and 2015.

Marketable securities

The Company acquired investments in marketable securities in connection with the sale of its Argentina business unit in 2014. Marketable securities are classified as trading securities, in accordance with ASC 320, “Investments – Debt and Equity Securities”, and are recorded in the consolidated balance sheet at fair value. The Company classifies trading securities as current or non-current based on the intent of management, the nature of the trading securities and whether they are readily available for use in current operations. Gains or losses on trading securities are recorded in the consolidated statement of operations as financial instruments gains or losses.

Derivatives

The Company records derivative instruments on its balance sheet at fair value as either an asset or liability with changes in fair value recognized in the consolidated statements of operations. While the Company utilizes derivative instruments to manage the price risk attributable to its expected oil production and foreign exchange risk, it has elected not to designate its derivative instruments as accounting hedges under the accounting guidance.

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

The Company recorded $87.6 million of goodwill in relation to the acquisition of Solana Resources Limited (“Solana”) in 2008 and $15.0 million of goodwill in relation to the Argosy Energy International L.P. acquisition in 2006. The goodwill relates entirely to the Colombia reportable segment. The Company performed a qualitative assessment of goodwill at December 31, 2016, and based on this assessment, no impairment of goodwill was identified.

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

Stock-based compensation

The Company records stock-based compensation expense in its consolidated financial statements measured at the fair value of the awards that are ultimately expected to vest. Fair values are determined using pricing models such as the Black-Scholes-Merton or Monte Carlo simulation stock option-pricing models and/or observable share prices. For equity-settled stock-based compensation awards, fair values are determined at the grant date and the expense, net of estimated forfeitures, is recognized using the accelerated method over the requisite service period. An adjustment is made to compensation expense for any difference between the estimated forfeitures and the actual forfeitures. For cash-settled stock-based compensation awards, fair values are determined at each reporting date and periodic changes are recognized as compensation costs, with a corresponding change to liabilities.

The Company uses historical data to estimate the expected term used in the Black-Scholes option pricing model, option exercises and employee departure behavior. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s shares. The risk-free rate for periods within the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is capitalized as part of oil and natural gas properties or expensed as part of general and administrative (“G&A”) or operating expenses, as appropriate.

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

DD&A expense on assets is translated at the historical exchange rates similar to the assets to which they relate. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are recognized in net income or loss.

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

Recently Adopted Accounting Pronouncements

Simplifying the Accounting for Measurement - Period Adjustments

In September 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU")
2015-16, "Simplifying the Accounting for Measurement - Period Adjustments". The amendments require that an acquirer recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined and eliminates the requirement to retrospectively revise prior periods. Additionally, an acquirer should record in the same period the effects on earnings of any changes in the provisional accounts, calculated as if the accounting had been completed at the acquisition date. The ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The implementation of this update did not materially impact the Company’s consolidated financial position at December 31, 2016 or results of operations or cash flows for the year ended December 31, 2016. See Note 3, “Business Combinations,” for additional disclosure.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In August 2015,

the FASB issued ASU 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date". The ASU deferred the effective date of the new revenue recognition model by one year. As a result, the guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which clarifies implementation guidance on principal versus agent considerations. In April, May and December 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing", ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients" and ASU 2016-20 "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers", respectively, which addressed implementation issues and provided technical corrections.

The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings. The Company is currently assessing the impact the new revenue recognition model will have on its consolidated financial position, results of operations, cash flows, and disclosure.

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

Income Taxes - Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other than Inventory". This ASU requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense or benefit in the period the sale or transfer occurs. Current GAAP prohibits the recognition of income tax expense or benefit for an intra-entity transfer until the asset leaves the consolidated group.

This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual reporting period. The ASU must be applied on a modified retrospective basis with a cumulative-effect adjustment directly to retained earnings in the period of adoption. In the period of adoption, the Company will write off any income tax effects that had been deferred from past intercompany transactions to opening retained earnings.

The Company expects to early adopt this ASU in its year ended December 31, 2017, and expects prepaid tax of $54.1 million and deferred tax assets will be recorded directly to opening retained earnings at January 1, 2017. The Company is currently assessing the deferred tax effect of adoption of this ASU. Deferred tax assets recorded upon adoption will be assessed for realizability under ASC 740, and, if a valuation allowance on those deferred tax assets is necessary on the date of adoption, that allowance will be recorded with an offset to opening retained earnings. ASU 2016-16 will not have any effect on the Company’s cash flows.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash". ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods and interim reporting periods within those annual reporting periods, beginning after December 15, 2017. This ASU will not impact the Company's consolidated financial position or results of operations and for the year ended December 31, 2016, would not have had a material impact on net cash used in investing activities. For the year ended December 31, 2016, the net decrease in cash, cash equivalents and restricted cash and cash equivalents would have been $119.9 million, compared with the net decrease in cash and cash equivalents of -$120.2 million as currently disclosed in the consolidated statement of cash flows.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business". ASU 2017-01 narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 is effective for annual reporting periods and interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted.

The Company expects to early adopt this ASU in its year ended December 31, 2017. The Company will apply an initial screen for determining whether a transaction involves an asset or a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identified asset, the set will not be a business and no goodwill or gain on acquisition will be recognized.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment". ASU 2017-04 eliminates step 2 of the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods and interim reporting periods within those annual reporting periods, beginning after December 15, 2019. Early adoption is permitted. At December 31, 2016, the Company performed a qualitative assessment of goodwill and, based on this assessment, no impairment of goodwill was identified. The Company did not have to perform step 2 of the goodwill impairment test.

3. Business Combinations

a) PetroLatina Energy Ltd.

On August 23, 2016 (the “PetroLatina Acquisition Date”), the Company acquired all of the issued and outstanding common shares of PetroLatina Energy Ltd. ("PetroLatina") for $525 million, consisting of cash consideration of $465.7 million, which included a deferred cash payment of $25.0 million that was paid on December 31, 2016, assumption of a reserve-backed credit facility with an outstanding balance of $80.0 million (Note 8), net working capital of $17.3 million and other closing adjustments. Upon completion of the transaction on the PetroLatina Acquisition Date, Gran Tierra repaid and canceled the reserve-based credit facility and PetroLatina became an indirect wholly-owned subsidiary of Gran Tierra.

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

The following table shows the allocation of the consideration based on the fair values of the assets and liabilities acquired:

(Thousands of U.S. Dollars)
Consideration Paid:
Purchase price	$525,000
Purchase price adjustments:
PetroLatina's long-term debt assumed	(80,000)
Working capital and other	20,683
Total cash consideration	465,683
Estimated post-closing adjustments	1,908
Cash consideration paid	$467,591

Allocation of Total Consideration(2):
Oil and gas properties
Proved(1)	$360,483
Unproved(1)	432,286
Net working capital (including cash acquired of $15.9 million, restricted cash of $0.7 million and accounts receivable of $4.0 million)	17,302
Long-term restricted cash	3,017
Long-term debt	(80,000)
Long-term deferred tax liability(1)	(262,566)
Long-term portion of asset retirement obligation	(3,870)
Other long-term liabilities	(969)
$465,683

(1) During the three months ended December 31, 2016, post-closing adjustments were finalized and this resulted in a $4.3 million increase to total cash consideration. Additionally, management obtained further information about the acquisition date fair value of PetroLatina's proved and unproved properties and working capital and determined that the fair values were $3.9 million lower, $9.6 million higher and $1.8 million higher, respectively, than previously estimated. This resulted in a $3.2 million increase in the acquisition date deferred tax liability. In accordance with GAAP, these changes were accounted for in the three months ended December 31, 2016 without retrospective revision of prior periods. The reduction in the acquisition date fair value of proved properties would have resulted in a $1.0 million net of income tax expense, reduction in the net loss for the three months ended September 30, 2016, as a result of lower Colombian ceiling test impairment losses.

(2) The allocation of the consideration is incomplete and is subject to change. Management is continuing to review and assess information to accurately determine the acquisition date fair value of the assets and liabilities acquired. During the measurement period, Gran Tierra will continue to obtain information to assist in finalizing the fair value of net assets acquired, which may differ materially from the above preliminary estimates.

The Company's consolidated statement of operations for the year ended December 31, 2016, included oil and gas sales of $11.4 million and net loss after tax of $42.3 million from PetroLatina for the period subsequent to the PetroLatina Acquisition Date.

Pro Forma Results (unaudited)

Pro forma results for the years ended December 31, 2016 and 2015, are shown below, as if the acquisition had occurred on January 1, 2015. Pro forma results are not indicative of actual results or future performance.

	Years Ended December 31,
(Unaudited, thousands of U.S. Dollars, except per share amounts)	2016	2015
Oil and gas sales	$323,266	$357,693
Net loss	$(309,972)	$(288,389)
Net loss per share - basic and diluted	$(0.97)	$(1.01)

The supplemental pro forma net loss of Gran Tierra for the year ended December 31, 2016, was adjusted to exclude $6.2 million of transaction expenses because they were not expected to have a continuing impact on Gran Tierra’s results of operations.

b) Petroamerica Oil Corp.

On January 13, 2016 (the “Petroamerica Acquisition Date”), the Company acquired all of the issued and outstanding common shares of Petroamerica Oil Corp. ("Petroamerica"), a Canadian corporation, pursuant to the terms and conditions of an arrangement agreement dated November 12, 2015 (the “Arrangement”). The transaction contemplated by the Arrangement was effected through a court approved plan of arrangement in Canada. The Arrangement was approved at a special meeting of Petroamerica shareholders and by the Court of Queen's Bench of Alberta on January 11, 2016. Under the Arrangement, each Petroamerica shareholder was entitled to receive, for each Petroamerica share held, either $0.40 of a Gran Tierra common share or $1.33 Canadian dollars in cash, or a combination of shares and cash, subject to a maximum of 70% of the consideration payable in cash.

As consideration for the acquisition of all the issued and outstanding Petroamerica shares, the Company issued approximately 13.7 million shares of Gran Tierra Common Stock, par value $0.001, and paid cash consideration of approximately $70.6 million. The fair value of Gran Tierra’s Common Stock issued was determined to be $25.8 million based on the closing price of shares of Common Stock of Gran Tierra as at the Petroamerica Acquisition Date. Total net purchase price of Petroamerica was $72.2 million, after giving effect to net working capital of $24.2 million. Upon completion of the transaction on the Petroamerica Acquisition Date, Petroamerica became an indirect wholly-owned subsidiary of Gran Tierra.

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

The following table shows the allocation of the consideration paid based on the fair values of the assets and liabilities acquired:

(Thousands of U.S. Dollars)
Consideration Paid:
Cash	$70,625
Issuance of Common Shares, net of share issuance costs	25,811
$96,436

Allocation of Consideration Paid:
Oil and gas properties
Proved(1)	$36,082
Unproved(1)	52,232
Net working capital (including cash acquired of $19.7 million, restricted cash of $2.5 million and accounts receivable of $5.0 million)	24,202
Long-term restricted cash	8,167
Other long-term assets	1,570
Long-term deferred tax liability(1)	(10,553)
Long-term portion of asset retirement obligation	(11,556)
Other long-term liabilities	(2,779)
Gain on acquisition(1)	(929)
$96,436

(1) During the three months ended December 31, 2016, management obtained further information about the acquisition date fair value of Petroamerica's proved and unproved properties and determined that the fair values were $12.5 million lower and $2.2 million higher, respectively, than previously estimated. This resulted in a $10.8 million decrease in the gain on acquisition, and a $0.5 million increase in the acquisition date deferred tax liability. In accordance with GAAP, these changes were accounted for in the three months ended December 31, 2016 without retrospective revision of prior periods. The reduction in the acquisition date fair value of proved properties would have resulted in a $11.4 million, net of income tax expense, reduction in the net loss for the three months ended March 31, 2016, as a result of lower Colombian ceiling test impairment losses.

As indicated in the allocation of the consideration paid, the fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid. Consequently, Gran Tierra reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, Gran Tierra recognized an “Other gain” of $0.9 million in the consolidated statement of operations for the year ended December 31, 2016. The gain reflects the impact on Petroamerica’s pre-acquisition market value resulting from the company's lack of liquidity and capital resources required to maintain current production and reserves and further develop and explore their inventory of prospects.

The Company's consolidated statement of operations for the year ended December 31, 2016, included oil and gas sales of $17.1 million and net loss after tax of $24.7 million from Petroamerica for the period subsequent to the Petroamerica Acquisition Date.

Pro Forma Results (unaudited)

Pro forma results for the years ended December 31, 2016 and 2015, are shown below, as if the acquisition had occurred on January 1, 2015. Pro forma results are not indicative of actual results or future performance.

	Years Ended December 31,
(Unaudited, thousands of U.S. Dollars, except per share amounts)	2016	2015
Oil and gas sales	$289,739	$332,867
Net loss	$(466,506)	$(276,852)
Net loss per share - basic and diluted	$(1.45)	$(0.97)

The supplemental pro forma net loss of Gran Tierra for the year ended December 31, 2016, was adjusted to exclude the $0.9 million gain on acquisition and $1.2 million of transaction expenses because they were not expected to have a continuing impact on Gran Tierra’s results of operations.

4. Discontinued Operations

On June 25, 2014, the Company sold its Argentina business unit to Madalena Energy Inc. ("Madalena") for aggregate consideration of $69.3 million, comprising $55.4 million in cash and $13.9 million in Madalena shares. Revenue and other income and loss from discontinued operations, net of income taxes, for the year ended December 31, 2014, were as follows:

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

On February, 6, 2017, the Company announced that a purchase and sale agreement had been executed by the Purchaser to purchase Gran Tierra's Brazil business unit through the acquisition of all of the equity interests in one of Gran Tierra's indirect subsidiaries, and the assignment of certain debt owed by the corporate entities comprising Gran Tierra's Brazil business unit to the Gran Tierra group of companies (Note 17). The completion of the sale is subject to the Purchaser obtaining financing, as well as customary closing conditions, including the receipt of required regulatory approval from the ANP.

The following tables present information on the Company’s reportable segments and other activities:

	Year Ended December 31, 2016
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$280,872	$—	$8,397	$—	$289,269
DD&A expenses	132,569	544	3,819	2,603	139,535
Asset impairment	514,314	31,192	71,143	—	616,649
General and administrative expenses	17,187	1,643	968	13,420	33,218
Interest income	1,281	8	274	805	2,368
Interest expense	—	—	—	14,145	14,145
Loss from continuing operations before income taxes	(505,447)	(33,181)	(70,591)	(41,015)	(650,234)
Segment capital expenditures (1)	105,963	5,059	15,146	1,621	127,789
	Year Ended December 31, 2015
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$269,035	$—	$6,976	$—	$276,011
DD&A expenses	167,701	789	6,183	1,713	176,386
Asset impairment	235,069	41,916	46,933	—	323,918
General and administrative expenses	9,805	3,800	2,708	16,040	32,353
Interest income	294	2	218	855	1,369
Interest expense	—	—	—	—	—
Loss from continuing operations before income taxes	(238,463)	(51,675)	(54,968)	(22,982)	(368,088)
Segment capital expenditures	85,326	50,203	20,014	1,096	156,639
	Year Ended December 31, 2014
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Oil and natural gas sales	$532,196	$—	$27,202	$—	$559,398
DD&A expenses	174,063	690	9,932	1,192	185,877
Asset impairment	—	265,126	—		265,126
General and administrative expenses	19,431	6,448	3,698	21,672	51,249
Interest income	569	1	1,604	682	2,856
Interest expense	—	—	—	—	—
Income (loss) from continuing operations before income taxes	279,924	(274,207)	5,921	(28,772)	(17,134)
Segment capital expenditures	206,520	158,266	23,873	2,867	391,526

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
acquisition was accounted for as an asset acquisition (Note 7) and property, plant and equipment acquired in this acquisition are not reflected in the table above.

	As at December 31, 2016
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Property, plant and equipment	$939,947	$68,428	$55,196	$3,038	$1,066,609
Goodwill	102,581	—	—	—	$102,581
All other assets	177,393	10,848	1,619	8,846	$198,706
Total Assets	$1,219,921	$79,276	$56,815	$11,884	$1,367,896

	As at December 31, 2015
(Thousands of U.S. Dollars)	Colombia	Peru	Brazil	All Other	Total
Property, plant and equipment	$574,351	$95,069	$115,552	$4,021	$788,993
Goodwill	102,581	—	—	—	$102,581
All other assets	93,479	21,111	2,236	137,718	$254,544
Total Assets	$770,411	$116,180	$117,788	$141,739	$1,146,118

The following table presents the number of customers from whom the Company derived 10% or more of its consolidated oil and gas sales and sales as a percentage of the Company's consolidated oil and gas sales to each customer. All of these customers were in the Company's Colombian reportable segment:

	Year Ended December 31,
	2016			2015				2014
Number of significant customers	3			4				2
Sales to each significant customer as % of oil and gas sales	40%	34%	13%	43%	15%	13%	12%	52%	32%

6. Accounts Receivable and Inventory

Accounts Receivable

	As at December 31,
(Thousands of U.S. Dollars)	2016	2015
Trade	$39,203	$26,924
Other	6,495	2,293
	$45,698	$29,217

Inventory

At December 31, 2016, oil and supplies inventories were $6.0 million and $1.8 million, respectively (December 31, 2015 - $17.8 million and $1.3 million, respectively). At December 31, 2016, the Company had 208 Mbbl of oil inventory
(December 31, 2015 - 616 Mbbl) NAR. In the year ended December 31, 2016, the Company recorded oil inventory impairment of $0.7 million (year ended December 31, 2015 - $2.6 million, year ended December 31, 2014 - $nil) related to lower oil prices (Note 7).

7. Property, Plant and Equipment

	As at December 31,
(Thousands of U.S. Dollars)	2016	2015
Oil and natural gas properties
Proved	$2,652,171	$1,998,330
Unproved	647,774	310,771
	3,299,945	2,309,101
Other	29,445	28,342
	3,329,390	2,337,443
Accumulated depletion, depreciation and impairment	(2,262,781)	(1,548,450)
	$1,066,609	$788,993

In the year ended December 31, 2016, the Company recorded ceiling test impairment losses of $513.7 million in its Colombia cost center, and $71.1 million in its Brazil cost center. The Colombia ceiling test impairment loss related to lower oil prices and the fact that the acquisitions of PetroLatina and PetroAmerica were initially added into the cost base at estimated fair value (Note 3). However, these acquired assets were subjected to a prescribed U.S. GAAP ceiling test, which is not a fair value test, and which, as noted below, uses constant commodity pricing that averages prices during the preceding 12 months. The Brazil ceiling test impairment loss related to continued low oil prices and increased costs in the depletable base as a result of a $45.0 million impairment of unproved properties.

In the year ended December 31, 2015, the Company recorded ceiling test impairment losses of $232.4 million in its Colombia cost center, and $46.9 million in its Brazil cost center as a result of lower realized prices.

The Company follows the full cost method of accounting for its oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price during the 12 months period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the month price for each month within such period for that oil and natural gas. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of the Company's reserves. In accordance with GAAP, Gran Tierra used an average Brent price of $42.92 per bbl for the purposes of the December 31, 2016, ceiling test calculations (December 31, 2015 - $54.08).

In the year ended December 31, 2016, the Company recorded impairment losses in its Peru cost center of $31.2 million related to costs incurred on Block 95, and other blocks. In the years ended December 31, 2015 and 2014, the Company recorded impairment losses of $41.9 million and $265.1 million, respectively, related to costs incurred on Block 95. On February 19, 2015, the Company made the decision to cease all further development expenditures on the Bretaña Field on Block 95 other than what is necessary to maintain tangible asset integrity and security. In the three months ended September 30, 2016, the Company ceased the impairment of costs incurred on Block 95 as a result of the effect of a revised field development plan for the Block.

Asset impairment for the three years ended December 31, 2016, was follows:

(Thousands of U.S. Dollars)	Year Ended December 31,
	2016	2015	2014
Impairment of oil and gas properties	$615,985	$321,285	$265,126
Impairment of inventory (Note 6)	664	2,633	—
	$616,649	$323,918	$265,126

Depletion and depreciation expense on property, plant and equipment for the year ended December 31, 2016, was $130.2 million (year ended December 31, 2015 - $177.9 million; year ended December 31, 2014 - $187.9 million). A portion of depletion and depreciation expense was recorded as inventory in each year and adjusted for inventory changes.

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

On November 25, 2016, Gran Tierra submitted winning bids totaling a combined $30.4 million for two blocks which Ecopetrol offered as part of an asset disposition process. Gran Tierra's winning bids were on the Santana and Nancy-Burdine-Maxine Blocks, which are located in the Putumayo Basin. At December 31, 2016, the assignments of working interests in these blocks was not complete. Ecopetrol will transfer ownership of the blocks' assets, contracts, permits and licenses, as well as 100% ownership of Ecopetrol's rights and obligations in respect of the oil and gas assets, to Gran Tierra once the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) grants approval and the conditions of the assignment agreement are met. The purchase price of $30.4 million will be paid from the Company's credit facility. Additionally, Gran Tierra sold non-operated and non-core assets in Colombia to a third party for cash consideration of $6.0 million.

Unproved oil and natural gas properties consist of exploration lands held in Colombia, Brazil and Peru. The following table provides a summary of Gran Tierra’s unproved properties as at December 31, 2016:

	As at December 31,
(Thousands of U.S. Dollars)	2016	2015
Colombia	$561,463	$147,500
Brazil	67,866	69,089
Peru	18,445	94,182
	$647,774	$310,771

Unproved oil and natural gas properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration warrants whether or not future areas will be developed. The Company expects that approximately 74% of costs not subject to depletion at December 31, 2016, will be transferred to the depletable base within the next five years and the remainder in the next five to 10 years.

The following is a summary of Gran Tierra’s oil and natural gas properties not subject to depletion as at December 31, 2016:

	Costs Incurred in
(Thousands of U.S. Dollars)	2016	2015	2014	Prior to 2014	Total
Acquisition costs - Colombia	$429,626	$—	$—	$48,810	$478,436
Acquisition costs - Peru	—	—	—	11,500	11,500
Acquisition costs - Brazil	—	—	—	5,949	5,949
Exploration costs - Colombia	10,823	16,840	29,969	25,394	83,026
Exploration costs - Peru	3,213	7,471	29,424	16,258	56,366
Exploration costs - Brazil	79	4,714	2,024	5,680	12,497
Total oil and natural gas properties not subject to depletion	$443,741	$29,025	$61,417	$113,591	$647,774

8. Debt and Debt Issuance Costs

The Company's debt at December 31, 2016 and 2015, was as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2016	2015
Convertible senior notes (a)	$115,000	$—
Revolving credit facility (b)	90,000	—
Unamortized debt issuance costs	(7,917)	—
Long-term debt	$197,083	$—

a) Convertible Senior Notes

On April 6, 2016, the Company issued $100 million aggregate principal amount of Notes in a private placement to qualified institutional buyers. On April 22, 2016, the Company issued an additional $15 million aggregate principal amount of the Notes pursuant to the underwriters’ exercise of their option to acquire additional Notes. The Notes bear interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2016. The Notes will mature on April 1, 2021, unless earlier redeemed, repurchased or converted. The Notes are unsecured and are subordinated to secured debt to the extent of the value of the assets securing such indebtedness.

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

b) Credit Facility

At December 31, 2016, the Company had a revolving credit facility with a syndicate of lenders. On November 16, 2016, the Company entered into a Fourth Amendment (the "Fourth Amendment") to its credit agreement dated September 18, 2015 (the "Credit Agreement"). The Fourth Amendment, among other things, increased the borrowing base from $185.0 million, with $160.0 million readily available and $25.0 million subject to the consent of all lenders, to $250 million readily available. Availability under the revolving credit facility is determined by the reserves-based borrowing base determined by the lenders. The borrowing base will be re-determined semi-annually and will be re-determined no later than May 2017. The Company’s revolving credit facility is secured against the assets of the Company’s subsidiaries in Colombia, Canada and the United States of America (the "Credit Facility Group"). The credit agreement includes a letter of credit sub-limit of up to $100 million. None of the letter of credit sub-limit had been used at December 31, 2016. Borrowings under the revolving credit facility will mature on September 18, 2018. Under the terms of the credit facility, the Company cannot pay any dividends to its shareholders if it is in default under the facility and, if the Company is not in default, it is required to obtain bank approval for dividend payments to shareholders outside of the Credit Facility Group.

Amounts drawn down under the revolving credit facility bear interest, at the Company's option, at the USD LIBOR rate plus a margin ranging from 2.00% and 3.00% per annum, or an alternate base rate plus a margin ranging from 1.00% per annum to 2.00% per annum, in each case based on the borrowing base utilization percentage. The alternate base rate is currently the U.S. prime rate. At December 31 2016, the weighted-average interest rate on the balance outstanding on the Company's revolving credit facility was approximately 2.96%. Undrawn amounts under the revolving credit facility bear interest at 0.75% per annum, based on the average daily amount of unused commitments. A letter of credit participation fee of 0.25% per annum will accrue on the average daily amount of letter of credit exposure.

On August 23, 2016, the Company entered into a Third Amendment (the "Third Amendment") to the Credit Agreement to add a bridge term loan facility (the “Bridge Loan Facility”), pursuant to which the lenders provided $130.0 million in secured bridge loan financing to fund a portion of the purchase price of the PetroLatina acquisition. The Bridge Loan Facility had a term of 364 days, bore interest at USD LIBOR plus 6%, and had customary bridge facility repayment terms, providing for the prepayment of the Bridge Loan Facility upon the occurrence of certain events, including certain debt issuances. It was otherwise on substantially the same terms as the existing secured revolving credit facility.

On August 23, 2016, in connection with the PetroLatina acquisition, the Company drew $95.0 million on its revolving credit facility and $130.0 million on its Bridge Loan Facility. During the three months ending September 30, 2016, the Company repaid $30.0 million of the balance outstanding on its revolving credit facility.

During the three months ending December 31, 2016, upon the sale of non-core assets (Note 7), the Company repaid $5.0 million of the balance outstanding on the Bridge Loan Facility and, concurrent with the effectiveness of the Fourth Amendment, repaid the remaining balance on the Bridge Loan Facility using available borrowing capacity under its Credit Agreement. This resulted in a balance outstanding on its revolving credit facility of $190 million. The Company subsequently drew an additional $37.0 million on its revolving credit facility and repaid $137.0 million of the balance outstanding on this facility primarily using proceeds from its November 2016 equity offering (Note 9).

As part of the PetroLatina acquisition, Gran Tierra assumed PetroLatina's reserve-backed credit facility with an outstanding balance as at the PetroLatina Acquisition Date of $80.0 million. This credit facility plus accrued interest was repaid by Gran Tierra upon closing of the PetroLatina Acquisition on August 23, 2016.

c) Interest expense

The following table presents total interest expense recognized in the accompanying consolidated statements of operations:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2016	2015	2014
Contractual interest and other financing expenses	$8,454	$—	$—
Amortization of debt issuance costs	5,691	—	—
	$14,145	$—	$—

The Company incurred debt issuance costs in connection with the issuance of the Notes, the Bridge Loan Facility and its revolving credit facility. As at December 31, 2016, the balance of unamortized debt issuance costs has been presented as a direct deduction against the carrying amount of debt and is being amortized to interest expense using the effective interest method over the term of the debt.

9. Share Capital

The Company’s authorized share capital consists of 595,000,002 shares of capital stock, of which 570 million are designated as Common Stock, par value $0.001 per share, 25 million are designated as Preferred Stock, par value $0.001 per share, and two shares are designated as special voting stock, par value $0.001 per share.

As at December 31, 2016, outstanding share capital consists of 390,807,194 shares of Common Stock of the Company, 4,812,592 exchangeable shares of Gran Tierra Exchangeco Inc., (the "Exchangeco exchangeable shares") and 3,387,302 exchangeable shares of Gran Tierra Goldstrike Inc. (the "Goldstrike exchangeable shares"). The Exchangeco exchangeable shares were issued upon the acquisition of Solana. The Goldstrike exchangeable shares were issued upon the business combination between Gran Tierra Energy Inc., an Alberta corporation, and Goldstrike, Inc., which is now the Company. The redemption date for the Exchangeco exchangeable shares and the Goldstrike exchangeable shares is a date to be established by the applicable Board of Directors.

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

	Shares of Common Stock	Exchangeable Shares of Gran Tierra Exchangeco Inc.	Exchangeable Shares of Gran Tierra Goldstrike Inc.
Balance, December 31, 2015	273,442,799	4,933,177	3,638,889
Shares issued upon conversion of subscription receipts (a)	57,835,134	—	—
Shares issued upon public offering (b)	43,335,000	—	—
Shares issued for acquisition (Note 3)	13,656,719	—	—
Options exercised	2,165,370	—	—
Exchange of exchangeable shares	372,172	(120,585)	(251,587)
Balance, December 31, 2016	390,807,194	4,812,592	3,387,302

a) Subscription Receipts

On July 8, 2016, the Company issued approximately 57.8 million subscription receipts (“Subscription Receipts”) in a private placement to eligible purchasers at a price of $3.00 per Subscription Receipt for gross proceeds of $173.5 million, or net proceeds after share issuance costs of $165.8 million. The proceeds were used to partially fund the PetroLatina acquisition. Each Subscription Receipt entitled the holder to automatically receive one common share of the Company upon closing of the PetroLatina acquisition on the satisfaction of certain conditions. Upon the closing of the PetroLatina acquisition on August 23, 2016, each Subscription Receipt was converted to one common share.

b) Public Offering

On November 29, 2016, the Company issued approximately 43.3 million shares of its common stock at a public offering price of $3.00 per share for gross proceeds of $130.0 million, or net proceeds after share issuance costs of $123.0 million (the "Offering"). The proceeds were used to repay borrowings outstanding under the Company's revolving credit facility.

2015 Share Repurchase Program

During 2015, the Company repurchased and canceled 4.6 million shares at an average price of $2.19 for total proceeds of $10.0 million, pursuant to the terms of a share repurchase program (the “2015 Program”) through the facilities of the Toronto Stock Exchange, the NYSE MKT and eligible alternative trading platforms in Canada and the United States.  The 2015 Program expired on July 29, 2016.

Equity Compensation Awards

In December 2015, the Company's Board of Directors approved a new equity compensation program for 2016 to realign the
Company's compensation programs with its renewed short and long-term strategy. The 2016 equity compensation program reflects the Company's emphasis on pay-for-performance.

In prior years, all equity awards were subject to vesting conditions based solely on the recipient’s continued employment over a specified period of time. In contrast, 80% of the equity awards granted in early 2016 consisted of Performance Stock Units
(“PSUs”) and 20% consisted of stock options. Gran Tierra's Compensation Committee and Board of Directors believed it was important to revise the Company's long-term incentive program to incorporate a new form of equity award that vests based on the achievement of certain key measures of performance. The purpose of this change was to align the Company's executives and employees to achieve the operational goals established by the Board of Directors, total shareholder return and increase the net asset value per share for stockholders. The Company’s equity compensation awards outstanding as at December 31, 2016, include PSUs, deferred share units (“DSUs”), restricted stock units (“RSUs”) and stock options.

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

The following table provides information about PSU, DSU, RSU and stock option activity for the year ended December 31, 2016:

	PSUs	DSUs	RSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Options	Weighted Average Exercise Price $/Option
Balance, December 31, 2015	—	—	1,015,457	12,851,557	$4.60
Granted	3,362,717	208,698	—	1,744,165	2.69
Exercised	—	—	(476,972)	(2,165,370)	2.47
Forfeited	—	—	(179,340)	(386,320)	(4.71)
Expired	—	—	—	(2,804,554)	(6.49)
Balance, December 31, 2016	3,362,717	208,698	359,145	9,239,478	$4.16
Exercisable, at December 31, 2016				5,068,834	$5.03
Vested, or expected to vest, at December 31, 2016, through the life of the options				9,000,561	$4.19

Stock-based compensation expense for the year ended December 31, 2016, was $6.3 million (December 31, 2015 - $2.7 million; December 31, 2014 - $7.7 million) and was primarily recorded in G&A expenses.

At December 31, 2016, there was $10.0 million (December 31, 2015 - $3.9 million) of unrecognized compensation cost related to unvested PSUs, RSUs and stock options which is expected to be recognized over a weighted average period of 1.8 years. The weighted-average remaining contractual term of options vested, or expected to vest, at December 31, 2016 was 3.5 years.

PSUs

PSUs entitle the holder to receive, at the option of the Company, either the underlying number of shares of the Company's
Common Stock upon vesting of such units or a cash payment equal to the value of the underlying shares. PSUs will cliff vest after three years, subject to the continued employment of the grantee. The number of PSUs that vest may range from zero to 200% of the target number granted based on the Company’s performance with respect to the applicable performance targets. The performance targets for the PSUs outstanding as at December 31, 2016, are as follows:

(i) 50% of the award is subject to targets relating to the total shareholder return (“TSR”) of the Company against a group of peer companies

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

DSUs and RSUs

DSUs and RSUs entitle the holder to receive, either the underlying number of shares of the Company's Common Stock upon vesting of such units or, at the option of the Company, a cash payment equal to the value of the underlying shares. The
Company's historic practice has been to settle RSUs in cash and the Company currently intends to settle the RSUs and DSUs outstanding as at December 31, 2016 in cash, and, therefore, DSUs and RSUs are accounted for as liability instruments. Once a DSU or RSU is vested, it is immediately settled. During the year ended December 31, 2016, DSUs were granted to directors and will vest 100% at such time the grantee ceases to be a member of the Board of Directors. For the year ended December 31, 2016, the Company paid $1.2 million to cash settle RSUs (2015 - $1.4 million and 2014 - $3.4 million).

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

For the year ended December 31, 2016, 2,165,370 shares of Common Stock were issued for cash proceeds of $5.3 million upon the exercise of 2,165,370 stock options (2015 – 390,000; 2014 – 3,029,853).

At December 31, 2016, the weighted average remaining contractual term of outstanding stock options was 3.5 years and of exercisable stock options was 3.3 years.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2016	2015	2014
Dividend yield (per share)	Nil	Nil	Nil
Volatility	50% to 54%	46% to 50%	39% to 42%
Weighted average volatility	52%	48%	41%
Risk-free interest rate	0.94% to 1.78%	1.20% to 1.68%	0.78% to 1.45%
Expected term	4-5 years	4-5 years	4-5 years

The weighted average grant date fair value for options granted in the year ended December 31, 2016, was $1.14 (2015 - $1.24; 2014 - $2.47). The weighted average grant date fair value for options vested in the year ended December 31, 2016, was $1.52 (2015 - $2.38; 2014 - $3.63). The total fair value of stock options vested during year ended December 31, 2016, was $2.8 million (2015 - $6.8 million; 2014 - $12.4 million).

Weighted Average Shares Outstanding

	Year Ended December 31,
	2016	2015	2014
Weighted average number of common and exchangeable shares outstanding	320,851,538	285,333,869	284,715,785
Shares issuable pursuant to stock options	—	—	—
Shares assumed to be purchased from proceeds of stock options	—	—	—
Weighted average number of diluted common and exchangeable shares outstanding	320,851,538	285,333,869	284,715,785

For the year ended December 31, 2016, 10,662,034 options, on a weighted average basis, (2015 - 13,432,287 options; 2014 - 15,621,890 options) were excluded from the diluted loss per share calculation as the options were anti-dilutive.

10. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2016	2015
Balance, beginning of year	$33,224	$35,812
Settlements	(872)	(6,317)
Liabilities associated with assets sold	(3,257)	—
Liability incurred	2,606	1,556
Liabilities assumed in acquisitions (Note 3)	15,723	—
Accretion	2,789	1,313
Revisions in estimated liability	(6,856)	860
Balance, end of year	$43,357	$33,224

Asset retirement obligation - current	$5,215	$2,146
Asset retirement obligation - long-term	38,142	31,078
Balance, end of year	$43,357	$33,224

For the year ended December 31, 2016, settlements included cash payments of $0.6 million with the balance in accounts payable and accrued liabilities at December 31, 2016. Revisions in estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling the asset retirement obligation. At December 31, 2016, the fair value of assets that are legally restricted for purposes of settling asset retirement obligations was $12.0 million (December 31, 2015 - $2.9 million). These assets are accounted for as restricted cash on the Company's balance sheet.

11. Taxes

The income tax expense reported differs from the amount computed by applying the U.S. statutory rate to income or loss from continuing operations before income taxes for the following reasons:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2016	2015	2014
Loss from continuing operations before income taxes
United States	$(23,986)	$(14,061)	$(19,744)
Foreign	(626,248)	(354,027)	2,610
	(650,234)	(368,088)	(17,134)
	35%	35%	35%
Income tax recovery expense from continuing operations expected	(227,582)	(128,831)	(5,997)
Foreign currency translation adjustments	218	(187)	(6,520)
Impact of foreign taxes(1)	(9,799)	(13,087)	27,910
Other local taxes	1,998	2,354	4,433
Stock-based compensation	1,955	919	2,232
Increase in valuation allowance	47,675	37,691	94,922
Non-deductible third party royalty in Colombia	2,550	3,416	9,116
Other permanent differences	(1,684)	(2,334)	1,119
Total income tax (recovery) expense from continuing operations	$(184,669)	$(100,059)	$127,215

Current income tax expense from continuing operations
United States	$1,818	$1,070	$1,260
Foreign	18,304	14,313	91,605
	20,122	15,383	92,865
Deferred income tax (recovery) expense from continuing operations
Foreign(2)	(204,791)	(115,442)	34,350
Total income tax (recovery) expense from continuing operations	$(184,669)	$(100,059)	$127,215

(1) Impact of foreign taxes in the rate reconciliation are tax effected at the 35% statutory rate and for the years ended December 31, 2016, 2015 and 2014, included $23.3 million, $11.8 million and $28.1 million, respectively, in Colombia.

(2) The deferred tax recovery for the year ended December 31, 2016, included $201.3 million associated with the ceiling test impairment loss in Colombia.

	As at December 31,
(Thousands of U.S. Dollars)	2016	2015
Deferred Tax Assets
Tax benefit of operating loss carryforwards	$74,604	$56,015
Tax basis in excess of book basis	187,651	139,012
Foreign tax credits and other accruals	48,341	22,674
Tax benefit of capital loss carryforwards	32,278	30,799
Deferred tax assets before valuation allowance	342,874	248,500
Valuation allowance	(341,263)	(245,259)
	1,611	3,241
Deferred Tax Liabilities	107,230	34,592
Net Deferred Tax Liabilities	$(105,619)	$(31,351)

	As at December 31,
(Thousands of U.S. Dollars)	2016	2015
Operating loss carryforwards	$257,023	$178,677
Capital loss carryforwards	$239,095	$228,144
Of the operating loss and capital loss carryforwards, losses generated by the foreign subsidiaries of the Company.	$496,118	$355,875

In certain jurisdictions, the operating loss carryforwards expire between 2017 and 2036, while certain other jurisdictions allow operating losses to be carried forward indefinitely. The capital losses can be carried forward indefinitely.

The valuation allowance increased by $96.0 million during the year ended December 31, 2016, which included $48.3 million of acquisition date valuation allowances for Petroamerica and PetroLatina. The change in the valuation allowance was primarily due to impairment losses recorded in Peru and Brazil and an increase in the corporate tax rate in Canada, partially offset by foreign currency translation adjustments. Also, the Company continues to incur losses in the U.S., Peru, Brazil and Canada. These losses are fully offset by a valuation allowance as their recognition does not meet the “more likely than not” threshold.

In the fourth quarter of 2016, Congressional authorities in Colombia enacted new legislation which consolidated the corporate income tax and CREE tax into a single income tax at 40% for 2017 (including a surtax of 6%), 37% for 2018 (including a surtax of 4%) and 33% for 2019 and onwards. The tax rates applied to the calculation of deferred income taxes have been adjusted to reflect these changes and resulted in a decrease of the future Colombian tax liability by approximately $4.1 million when tax effected at 40%. This legislation also introduced a new 5% dividend tax on distributions of previously taxed earnings from 2017 and onwards. Additionally, the legislation increased the corporate minimum presumptive income tax from 3% to 3.5%. This tax is imposed on a taxpayer’s net equity at the prior year-end when the presumptive CIT exceeds actual taxable profits.

Undistributed earnings of foreign subsidiaries as of December 31, 2016, were considered to be permanently reinvested. A determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

Effective November 1, 2016, several of Gran Tierra's subsidiaries executed intercompany sale agreements whereby certain depreciable assets were transferred within the consolidated Gran Tierra group. The purpose of the transaction was to improve the efficiency of Gran Tierra's operating and tax structures. The restructuring resulted in a consolidation of certain assets into a single entity in Colombia, an increase in the depreciable tax basis of the assets transferred, and current income taxes payable as at December 31, 2016, as a result of the capital gains taxes incurred. GAAP prohibits the recognition of current and deferred income taxes for intra-entity transfers until an asset leaves the consolidated group, therefore, the current and deferred income tax effect of the restructuring was deferred and recognized as prepaid income taxes at December 31, 2016. Since the date of the transfer, prepaid income taxes were amortized in accordance with accounting depreciation. Including the effect of tax reorganizations completed earlier in the year, at December 31, 2016, the Company's balance sheet included $54.1 million of prepaid income taxes, $12.3 million in current prepaid taxes and $41.8 million in long-term prepaid taxes, and $37.5 million of current income taxes payable.

Changes in the Company's unrecognized tax benefit relating to loss or income from continuing operations are as follows:

	Year Ended December 31,
	2016	2015	2014
(Thousands of U.S. Dollars)
Unrecognized tax benefit relating to loss or income from continuing operations, beginning of year	$2,200	$3,300	$2,900
Increases for positions relating to prior year	—	—	500
Decreases for positions relating to prior year		(800)	(100)
Decreases due to lapse of statute of limitations	(2,200)	(300)	—
Unrecognized tax benefit relating to loss or income from continuing operations, end of year	$—	$2,200	$3,300
Interest and penalties (recovery) expense on the unrecognized tax benefit included in income tax expense from continuing operations	$—	$(600)	$400

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the consolidated statement of operations. As at December 31, 2016, the amount of interest and penalties on the unrecognized tax benefit included in current income tax liabilities in the consolidated balance sheet was approximately $nil (December 31, 2015 - $1.4 million).The Company had no other material interest or penalties included in the consolidated statement of operations for the three years ended December 31, 2016, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and certain other foreign jurisdictions. The Company is potentially subject to income tax examinations for the tax years 2009 through 2016 in certain jurisdictions. The Company does not anticipate any material changes to the unrecognized tax benefit disclosed above within the next twelve months.

On December 23, 2014, the Colombian Congress passed legislation which imposes an equity tax levied on Colombian operations for 2015, 2016 and 2017. The equity tax is calculated based on a legislated measure, which is based on the Company’s Colombian legal entities' balance sheet equity for tax purposes at January 1, 2015. This measure is subject to adjustment for inflation in future years. The equity tax rates for January 1, 2015, 2016 and 2017, are 1.15%, 1% and 0.4%, respectively. The legal obligation for each year's equity tax liability arises on January 1 of each year; therefore, the Company recognized the annual amount of $3.1 million and $3.8 million for the equity tax expense in the consolidated statement of operations for the years ended December 31, 2016 and 2015. These amounts were paid in May and September of each year and at December 31, 2016, accounts payable included $nil (December 31, 2015 - $nil).

12. Accounts Payable and Accrued Liabilities

	As at December 31,
(Thousands of U.S. Dollars)	2016	2015
Trade	$80,072	$54,402
Royalties	4,542	2,066
Employee compensation and severance	8,152	8,414
Other	14,285	5,896
	$107,051	$70,778

13. Commitments and Contingencies

Purchase Obligations, Firm Agreements and Leases

As at December 31, 2016, future minimum payments under non-cancelable agreements with remaining terms in excess of one year were as follows:

	Year ending December 31
	Total	2017	2018	2019	2020	2021	Thereafter
(Thousands of U.S. Dollars)
Oil transportation services	$13,958	$3,639	$3,639	$3,639	$3,041	$—	$—
Drilling, completions and seismic	4,159	2,172	1,987	—	—	—	—
Operating leases	4,111	1,971	1,259	412	402	67	—
Software and telecommunication	35	24	11	—	—	—	—
	$22,263	$7,806	$6,896	$4,051	$3,443	$67	$—

Gran Tierra leases certain office space, compressors, vehicles, equipment and housing. Total rent expense for the year ended December 31, 2016, was $3.2 million (year ended December 31, 2015 – $4.0 million; year ended December 31, 2014 - $3.2 million).

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

Letters of credit

At December 31, 2016, the Company had provided promissory notes totaling $96.8 million (December 31, 2015 - $76.5 million) as security for letters of credit relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

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

The ANH and Gran Tierra are engaged in ongoing discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Based on the Company's understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $45.9 million as at December 31, 2016. At this time no amount has been accrued in the consolidated financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

In addition to the above, Gran Tierra has a number of lawsuits and claims pending. Although the outcome of these other lawsuits and disputes cannot be predicted with certainty, Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Gran Tierra records costs as they are incurred or become probable and determinable.

14. Financial Instruments, Fair Value Measurement, Credit Risk and Foreign Exchange Risk

Financial Instruments

At December 31, 2016, the Company’s financial instruments recognized in the balance sheet consist of; cash and cash equivalents; restricted cash; accounts receivable; derivative assets and liabilities; accounts payable and accrued liabilities; long-term debt; PSU liability included in other long-term liabilities; and RSU liability included in accounts payable and accrued liabilities and other long-term liabilities.

Fair Value Measurement

The fair value of derivatives and RSU and PSU liabilities are being remeasured at the estimated fair value at the end of each reporting period.

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

The fair value of trading securities, derivative assets, and RSU and PSU liabilities at December 31, 2016, and December 31, 2015 were as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2016	2015
Foreign currency derivative asset	$578	$—
Trading securities	—	6,250
	$578	$6,250

Commodity price derivative liability	$3,824	$—
RSU, PSU and DSU liability	3,907	1,189
	$7,731	$1,189

During the year ended December 31, 2016, the Company sold the trading securities for cash proceeds of $2.3 million (year ended December 31, 2015 - nil). These cash proceeds were included in cash flows from investing activities in the Company's consolidated statements of cash flows because these securities were received in connection with the sale of the Company's Argentina business unit in 2014.

The following table presents losses or gains on financial instruments recognized in the accompanying consolidated statements of operations:

(Thousands of U.S. Dollars)	Year Ended December 31,
	2016	2015	2014
Trading securities loss	$3,925	$1,335	$6,326
Commodity price derivative loss	7,370	—	—
Foreign currency derivatives (gain) loss	(1,016)	692	(1,604)
	$10,279	$2,027	$4,722

These losses are presented as financial instruments loss in the consolidated statements of operations and cash flows. Trading securities losses related to losses on the Madalena shares Gran Tierra received in connection with the sale of its Argentina business unit in June 2014 (Note 4). All trading securities were sold during the year ended December 31, 2016 and the trading securities loss represented a realized loss. For the years ended December 31, 2015 and 2014, the trading securities loss represented an unrealized loss.

Financial instruments not recorded at fair value include the Notes (Note 8). At December 31, 2016, the carrying amount of the
Notes was $109.9 million, which represents the aggregate principal amount less unamortized debt issuance costs, and the fair value was $135.6 million. The fair value of long-term restricted cash and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

The fair value of the RSU liability was determined using Level 1 inputs. The fair value of the derivatives was determined using Level 2 inputs. The fair value of the PSU liability was determined using Level 3 inputs.

The Company uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company’s default or repayment risk.
The credit spread (premium or discount) is determined by comparing the Company’s Notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The disclosure in the paragraph above regarding the fair value of the Company’s revolving credit facility was determined using an income approach using Level 3 inputs. The disclosure in the paragraph above regarding the fair value of the Notes was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. The disclosure in the paragraph above regarding the fair value of cash and restricted cash was based on Level 1 inputs.

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

At December 31, 2016, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl)	Purchased Put ($/bbl)	Sold Call ($/bbl)	Premiums received/(paid) ($/bbl)
Collar: June 1, 2016 to May 31, 2017	10,000	ICE Brent	$35	$45	$65	$(1.25)
Collar: June 1, 2017 to December 31, 2017	10,000	ICE Brent	$35	$45	$65	$0.475
Collar: October 1, 2016 to December 31, 2017	5,000	ICE Brent	$35	$45	$65	$—

During the year ended December 31, 2016, the Company paid net premiums upon entering into commodity price derivatives of $3.5 million.

Collars are a combination of put options (floor) and sold call options (ceiling). For a collar position, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor strike price while the Company is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling strike price. Neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor strike price and equal to or less than the ceiling strike price. At December 31, 2015, we did not have any open commodity price derivative positions.

Foreign Exchange Risk and Foreign Currency Derivatives

The Company utilizes foreign currency derivatives to manage the variability in cash flows associated with the Company's forecasted Colombian peso ("COP") denominated costs.

At December 31, 2016, the Company had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount hedged (Millions COP)	Reference	Purchased Call (COP)	Sold Put(1) (COP)	Sold Put(1) (COP)
Collar: January 1, 2017 to March 31, 2017	31,597.6	COP	3,100	3,300	3,345
Collar: April 1, 2017 to May 31, 2017	22,697.2	COP	3,100	3,310	3,370
	54,294.8

(1) The put levels noted in the table above varied based on market conditions at the inception of each foreign currency derivative contract.

At December 31, 2015, the Company did not have any open foreign currency derivative positions. The Company's cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements represent the cumulative gains and losses on the Company's derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. These cash settlements were included in cash flows from operating activities in the Company's consolidated statements of cash flows.

While the use of these derivative instruments may limit or partially reduce the downside risk of adverse commodity price and foreign exchange movements, their use also may limit future income and gains from favorable commodity price and foreign exchange movements.

Unrealized foreign exchange gains and losses primarily result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s current and deferred tax liabilities, which are monetary liabilities mainly denominated in the local currency of the Colombian operations. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at $43,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar. This effect was calculated based on the Company's December 31, 2016, deferred tax balances, adjusted for the expected effect of the adoption of ASU 2016-16.

For the year ended December 31, 2016, 97% (year ended December 31, 2015 - 97%, year ended December 31, 2014 - 95%) of the Company's oil and natural gas sales were generated in Colombia. In Colombia, the Company receives 100% of its revenues in U.S. dollars and the majority of its capital expenditures are in U.S. dollars or are based on U.S. dollar prices. In Brazil, prices for oil are in U.S. dollars, but revenues are received in local currency translated according to current exchange rates. The majority of the Company's capital expenditures within Brazil are based on U.S. dollar prices, but are paid in local currency translated according to current exchange rates. In Peru, capital expenditures are based on U.S. dollar prices and may be paid in local currency or U.S. dollars.

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

At December 31, 2016, cash and cash equivalents and restricted cash included balances in bank accounts, term deposits and certificates of deposit, placed with financial institutions with strong investment grade ratings or governments.

Most of the Company’s accounts receivable relate to uncollateralized sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. For the year ended December 31, 2016, the Company had three customers which were significant to the Colombian segment, and one customer which was significant to the Brazil segment.

To reduce the concentration of exposure to any individual counterparty, the Company utilizes a group of investment-grade rated financial institutions, for its derivative transactions. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments.

15. Severance Expenses

During the years ended December 31, 2016 and 2015, the Company reduced the number of its employees and contractors. Severance expenses were recorded as incurred based on existing employee contracts, statutory requirements, completed negotiations and company policy. Severance expenses were $1.3 million, $9.0 million and $nil in the three years ended December 31, 2016. At December 31, 2015, $nil (December 31, 2014 - $1.5 million) severance expense was payable.

16. Supplemental Cash Flow Information

Net changes in assets and liabilities from operating activities of continuing operations were as follows:

	Year Ended December 31,
	2016	2015	2014
Accounts receivable and other long-term assets	$(29)	$44,365	$(34,473)
Derivatives	(3,546)	—	—
Inventory	5,510	(1,571)	(2,891)
Other prepaids	(615)	152	4
Accounts payable and accrued and other long-term liabilities	(9,691)	(33,743)	2,988
Prepaid tax and taxes receivable and payable	(2,966)	(48,251)	(61,064)
Net changes in assets and liabilities from operating activities of continuing operations	$(11,337)	$(39,048)	$(95,436)

The following table provides additional supplemental cash flow disclosures:

	Year Ended December 31,
	2016	2015	2014
Cash paid for income taxes	$64,067	$39,422	$101,179
Cash paid for interest	$5,624	$—	$—

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of year	$55,181	$33,923	$113,874
Acquisition of marketable securities as proceeds from sale of Argentina business unit (Note 4)	$—	$—	$13,912

See Note 3 in these consolidated financial statements for disclosure regarding shares issued in connection with the Company's acquisition of Petroamerica.

17. Subsequent Event

On February, 6, 2017, Gran Tierra announced that a purchase and sale agreement (the "Agreement") had been executed by the Purchaser to purchase Gran Tierra's Brazil business unit through the acquisition of all of the equity interests in one of Gran Tierra's indirect subsidiaries, and the assignment of certain debt owed by the corporate entities comprising Gran Tierra's Brazil business unit to the Gran Tierra group of companies (the "Brazil Divestiture").

Upon completion of the Brazil Divestiture, the Purchaser will acquire all of Gran Tierra's assets and certain liabilities in Brazil, including its 100% working interest in the Tiê Field and all of Gran Tierra's interest in exploration rights and obligations held pursuant to concession agreements granted by the Agência Nacional do Petróleo, Gás Natural e Biocombustíveis of Brazil ("ANP").

The completion of the Brazil Divestiture is subject to the Purchaser obtaining financing, as well as customary closing conditions, including the receipt of required regulatory approval from the ANP. The consideration to be received by Gran Tierra on the completion of the Brazil Divestiture is $35 million, subject to adjustments, plus the assumption by the Purchaser of certain existing and potential liabilities of Gran Tierra's Brazil business unit. Pursuant to the Agreement, the Purchaser paid a deposit of $3.5 million on February 7, 2017, which is not refundable in the event the Purchaser is not successful in obtaining financing to complete the Brazil Divestiture.

The economic effective date of the transaction will be on or before August 1, 2017, and Gran Tierra will continue to operate its Brazil business unit until the completion of the Brazil Divestiture.

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

A. Estimated Proved NAR Reserves

The following table sets forth Gran Tierra's estimated proved NAR reserves and total net proved developed and undeveloped reserves as of December 31, 2013, 2014, 2015 and 2016, and the changes in total net proved reserves during the three-year period ended December 31, 2016.

The net proved reserves represent management’s best estimate of proved oil and natural gas reserves after royalties. Reserve estimates for each property are prepared internally each year and 100% of the reserves at December 31, 2016, have been evaluated by independent qualified reserves consultants, McDaniel & Associates Consultants Ltd.

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

	Colombia		Argentina		Brazil		Total
	Liquids (1)	Gas	Liquids (1)	Gas	Liquids (1)	Gas	Liquids (1)	Gas
	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)
Proved NAR Reserves, December 31, 2013	34,559	8,776	3,604	4,677	1,683	—	39,846	13,453
Extensions and discoveries	4,099	—	—	—	572	—	4,671	—
Production	(6,654)	(329)	(385)	(713)	(330)	—	(7,369)	(1,042)
Revisions of previous estimates	—	—	(3,219)	(3,964)	—	—	(3,219)	(3,964)
Revisions of Previous Estimates	2,040	(7,464)	—	—	911	—	2,951	(7,464)
Proved NAR Reserves, December 31, 2014	34,044	983	—	—	2,836	—	36,880	983
Extensions and discoveries	410	526	—	—	—	2,805	410	3,331
Improved recoveries	—	—	—	—	1,396	—	1,396	—
Production	(6,872)	(318)	—	—	(189)	—	(7,061)	(318)
Revisions of previous estimates	5,804	632	—	—	680	—	6,484	632
Proved NAR Reserves, December 31, 2015	33,386	1,823	—	—	4,723	2,805	38,109	4,628
Purchases of reserves in place	20,568	—	—	—	—	—	20,568	—
Extensions and discoveries	1,142	435	—	—	—	—	1,142	435
Production	(8,125)	(592)	—	—	(262)	(2)	(8,387)	(594)
Revisions of previous estimates	(1,093)	(71)	—	—	1,591	783	498	712
Proved NAR Reserves, December 31, 2016	45,878	1,595	—	—	6,052	3,586	51,930	5,181

Proved Developed Reserves, December 31, 2014	27,866	983	—	—	1,333	—	29,199	983
Proved Developed Reserves NAR, December 31, 2015	28,513	1,346	—	—	2,303	1,368	30,816	2,714
Proved Developed Reserves NAR, December 31, 2016	35,529	1,468	—	—	1,912	1,382	37,441	2,850

Proved Undeveloped Reserves NAR, December 31, 2014	6,178	—	—	—	1,503	—	7,681	—
Proved Undeveloped Reserves NAR, December 31, 2015	4,873	477	—	—	2,420	1,437	7,293	1,914
Proved Undeveloped Reserves NAR, December 31, 2016	10,349	127	—	—	4,140	2,203	14,489	2,330

(1) At December 31, 2016, 2015 and 2014, liquids reserves are 100% oil. At December 31, 2013, the Company had NGL reserves in small amounts in Colombia and Argentina only.

B. Capitalized Costs

Capitalized costs for Gran Tierra's oil and gas producing activities consisted of the following at the end of each of the years in the two-year period ended December 31, 2016:

(Thousands of U.S. Dollars)	Proved Properties	Unproved Properties	Accumulated Depletion, Depreciation and Impairment	Net Capitalized Costs
Colombia	$2,435,124	$561,463	$(2,059,073)	$937,514
Brazil	217,047	18,445	(180,779)	54,713
Peru	—	67,866	—	67,866
Balance, December 31, 2016	$2,652,171	$647,774	$(2,239,852)	$1,060,093

Colombia	$1,846,522	$147,500	$(1,422,617)	$571,405
Brazil	151,808	69,089	(106,124)	114,773
Peru	—	94,182	—	94,182
Balance, December 31, 2015	$1,998,330	$310,771	$(1,528,741)	$780,360

C. Costs Incurred

The following tables present costs incurred for Gran Tierra's oil and gas property acquisitions, exploration and development for the respective years:

(Thousands of U.S. Dollars)	Colombia	Argentina	Brazil	Peru	Total
Balance, December 31, 2013	$1,582,847	$274,976	$176,317	$221,405	$2,255,545
Property acquisition costs
Proved	—	—	—	—	—
Unproved	—	—	—	—	—
Exploration costs	88,378	82	11,106	173,126	272,692
Development costs	124,307	18,179	12,983	—	155,469
Balance, December 31, 2014	1,795,532	293,237	200,406	394,531	2,683,706
Property acquisition costs
Proved	—	—	—	—	—
Unproved	—	—	—	—	—
Exploration costs	17,512	—	12,466	50,347	80,325
Development costs	69,910	—	7,472	—	77,382
Balance, December 31, 2015	1,882,954	293,237	220,344	444,878	2,841,413
Property acquisition costs
Proved	408,793	—	—	—	408,793
Unproved	500,081	—	—	—	500,081
Exploration costs	33,362	—	6,086	4,985	44,433
Development costs	72,601	—	9,060	—	81,661
Balance, December 31, 2016	$2,897,791	$293,237	$235,490	$449,863	$3,876,381

D. Results of Operations for Oil and Gas Producing Activities

(Thousands of U.S. Dollars)	Colombia	Brazil	Peru	Total Continuing Operations	Argentina	Total
Year Ended December 31, 2016
Oil and natural gas sales	$280,872	$8,397	$—	$289,269	$—	$289,269
Production costs	(116,141)	(2,560)	—	(118,701)	—	(118,701)
Exploration expenses	—	—	—	—	—	—
DD&A expenses	(132,569)	(3,819)	(544)	(136,932)	—	(136,932)
Asset Impairment	(514,314)	(71,143)	(31,192)	(616,649)		(616,649)
Income tax expense	187,168	(674)	—	186,494	—	186,494
Results of Operations	$(294,984)	$(69,799)	$(31,736)	$(396,519)	$—	$(396,519)

Year Ended December 31, 2015
Oil and natural gas sales	$269,035	$6,976	$—	$276,011	$—	$276,011
Production costs	(109,406)	(6,363)	—	(115,769)	—	(115,769)
Exploration expenses	—	—	—	—	—	—
DD&A expenses	(167,701)	(6,183)	(789)	(174,673)	—	(174,673)
Asset Impairment	(235,069)	(46,933)	(41,916)	(323,918)	—	(323,918)
Income tax expense	102,014	(880)	—	101,134	—	101,134
Results of Operations	$(141,127)	$(53,383)	$(42,705)	$(237,215)	$—	$(237,215)

Year Ended December 31, 2014
Oil and natural gas sales	$532,196	$27,202	$—	$559,398	$31,938	$591,336
Production costs	(107,101)	(6,848)	—	(113,949)	(14,612)	(128,561)
Exploration expenses	—	—	—	—	—	—
DD&A expenses	(174,063)	(9,932)	(690)	(184,685)	(13,684)	(198,369)
Asset Impairment	—	—	(265,126)	(265,126)	—	(265,126)
Income tax expense	(125,171)	(844)	68	(125,947)	(1,458)	(127,405)
Results of Operations	$125,861	$9,578	$(265,748)	$(130,309)	$2,184	$(128,125)

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

	Colombia	Brazil
Twelve month period unweighted arithmetic average of the wellhead price as of the first day of each month within the twelve month period
2016	$31.67	$31.42
2015	$43.51	$37.72
2014	$87.55	$84.63
Weighted average production costs
2016	$15.42	$12.19
2015	$12.11	$8.30
2014	$14.74	$11.24

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

The Company believes this information does not in any way reflect the current economic value of its oil and gas producing properties or the present value of their estimated future cash flows as:

•	no economic value is attributed to probable and possible reserves;

•	use of a 10% discount rate is arbitrary; and

•	prices change constantly from the twelve month period unweighted arithmetic average of the price as of the first day of each month within that twelve month period.

The standardized measure of discounted future net cash flows from Gran Tierra's estimated proved oil and gas reserves is as follows:

(Thousands of U.S. Dollars)	Colombia	Brazil	Total
December 31, 2016
Future cash inflows	$1,487,553	$195,476	$1,683,029
Future production costs	(803,208)	(85,262)	(888,470)
Future development costs	(94,131)	(23,975)	(118,106)
Future asset retirement obligations	(24,647)	(1,200)	(25,847)
Future income tax expense	(28,446)	(8,957)	(37,403)
Future net cash flows	537,121	76,082	613,203
10% discount	(117,263)	(43,235)	(160,498)
Standardized Measure of Discounted Future Net Cash Flows	$419,858	$32,847	$452,705

December 31, 2015
Future cash inflows	$1,486,828	$195,726	$1,682,554
Future production costs	(697,071)	(58,058)	(755,129)
Future development costs	(51,671)	(15,660)	(67,331)
Future asset retirement obligations	(15,096)	(1,200)	(16,296)
Future income tax expense	(196,981)	(17,361)	(214,342)
Future net cash flows	526,009	103,447	629,456
10% discount	(119,100)	(45,599)	(164,699)
Standardized Measure of Discounted Future Net Cash Flows	$406,909	$57,848	$464,757

December 31, 2014
Future cash inflows	$3,020,286	$240,022	$3,260,308
Future production costs	(998,809)	(63,928)	(1,062,737)
Future development costs	(182,503)	(14,150)	(196,653)
Future asset retirement obligations	(16,410)	(3,500)	(19,910)
Future income tax expense	(558,048)	(20,554)	(578,602)
Future net cash flows	1,264,516	137,890	1,402,406
10% discount	(337,969)	(43,304)	(381,273)
Standardized Measure of Discounted Future Net Cash Flows	$926,547	$94,586	$1,021,133

Changes in the Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes changes in the standardized measure of discounted future net cash flows for Gran Tierra's proved oil and gas reserves during three years ended December 31, 2016:

(Thousands of U.S. Dollars)	2016	2015	2014
Balance, beginning of year	$464,757	$1,021,133	$1,344,953
Sales and transfers of oil and gas produced, net of production costs	(207,776)	(160,242)	(444,358)
Net changes in prices and production costs related to future production	13,425	(918,746)	(40,162)
Extensions, discoveries and improved recovery, less related costs	111	22,754	152,426
Previously estimated development costs incurred during the year	34,917	54,904	107,842
Revisions of previous quantity estimates	(263,713)	144,603	103,359
Accretion of discount	73,076	137,853	180,787
Purchases of reserves in place	186,393	—	—
Sales of reserves in place	—	—	(72,089)
Net change in income taxes	178,273	100,587	(256,033)
Changes in future development costs	(26,758)	61,911	(55,592)
Net decrease	(12,052)	(556,376)	(323,820)
Balance, end of year	$452,705	$464,757	$1,021,133

2) Summarized Quarterly Financial Information

	Three Months Ended				Year Ended
(Thousands of U.S. Dollars, Except Per Share Amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Oil and natural gas sales	$57,403	$71,713	$68,539	$91,614	$289,269

Asset impairment	$56,898	$92,843	$319,974	$146,934	$616,649

Net loss	$(45,032)	$(63,559)	$(229,619)	$(127,355)	$(465,565)

Loss per share - Basic and Diluted	$(0.15)	$(0.21)	$(0.71)	$(0.38)	$(1.45)

	Three Months Ended				Year Ended
(Thousands of U.S. Dollars, Except Per Share Amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Oil and natural gas sales	$76,231	$69,350	$75,653	$54,777	$276,011

Asset impairment	$37,014	$30,285	$149,979	$106,640	$323,918

Net loss	$(44,866)	$(38,564)	$(101,877)	$(82,722)	$(268,029)

Loss per share - Basic and Diluted	$(0.16)	$(0.13)	$(0.36)	$(0.29)	$(0.94)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(e) of the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of December 31, 2016, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Gran Tierra’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of Gran Tierra’s management, including our principal executive and principal financial officers, Gran Tierra conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2016. The effectiveness of Gran Tierra’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte LLP, independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gran Tierra Energy Inc.

We have audited the internal control over financial reporting of Gran Tierra Energy Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and Canadian generally accepted auditing standards, the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte LLP

Chartered Professional Accountants
February 28, 2017
Calgary, Canada

Item 9B. Other Information

The Board of Directors of Gran Tierra Energy Inc. has established May 3, 2017, as the date of the Company’s 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”) and March 9, 2017, as the record date for determining stockholders entitled to notice of, and to vote at, the 2017 Annual Meeting. The time and location of the 2017 Annual Meeting will be as set forth in the Company’s proxy materials for the 2017 Annual Meeting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC within 120 days after December 31, 2016. For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I of this report, following Item 4.

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

Gran Tierra intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to Gran Tierra’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on its website at http://www.grantierra.com/corporate-responsibility.html. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2016.

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

The following table provides certain information with respect to securities authorized for issuance under Gran Tierra’s equity compensation plans in effect as of the end of December 31, 2016:

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(3)
Equity compensation plans approved by security holders	13,170,038	4.16	13,070,887
Equity compensation plans not approved by security holders	—	—	—
	13,170,038	4.16	13,070,887

(1) Includes shares reserved to be issued pursuant to stock options, performance stock units, deferred share units and restricted stock units (the latter three of which may be settled in cash or in shares of our common stock, at our election) granted pursuant to the 2007 Equity Incentive Plan, which is an amendment and restatement of our 2005 Equity Incentive Plan.

(2) Exercise price is not applicable to restricted stock units and, as such, restricted stock units are excluded from this column.

(3) In accordance with Item 201(d) of Regulation S-K, the figure in this column represents the total number of shares of our common stock remaining available for issuance under our 2007 Equity Incentive Plan as of December 31, 2015, minus the awards reported in column (a), above. Note, pursuant to the terms of the 2007 Equity Incentive Plan, the pool of shares available for grant thereunder is not actually reduced until an award is settled in shares of our common stock (as opposed to reducing the pool at the time of grant). Note further, that the 2007 Equity Incentive Plan provides that the number of shares of our common stock reserved for issuance under the plan shall be reduced by: (i) one share for each share of common stock issued pursuant to a stock option or stock appreciation right and (ii) 1.55 shares for each share of our common stock issued pursuant to an any other type of award granted under the 2007 Equity Incentive Plan that is settled in shares of our common stock. Accordingly, the number of shares available for future awards under the 2007 Equity Incentive Plan may be different than the amount shown in this column.

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

GRAN TIERRA ENERGY INC.

Date: February 28, 2017	/s/ Gary Guidry
By: Gary Guidry
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 28, 2017	/s/ Ryan Ellson
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Gary Guidry	President and Chief Executive Officer, Director	February 28, 2017
Gary Guidry	(Principal Executive Officer)

/s/ Ryan Ellson	Chief Financial Officer	February 28, 2017
Ryan Ellson	(Principal Financial and Accounting Officer)

/s/ Peter Dey	Director	February 28, 2017
Peter Dey

/s/ Evan Hazell	Director	February 28, 2017
Evan Hazell

/s/ Robert B. Hodgins	Director	February 28, 2017
Robert B. Hodgins

/s/ Ronald Royal	Director	February 28, 2017
Ronald Royal

/s/ David P. Smith	Director	February 28, 2017
David P. Smith

/s/ Brooke Wade	Director	February 28, 2017
Brooke Wade

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1+	Arrangement Agreement, dated November 12, 2015, between Gran Tierra Energy Inc. and Petroamerica Oil Corp.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on November 18, 2015 (SEC File No. 001-34018).

2.2	Plan of Conversion, dated October 31, 2016.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.4	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

4.5	Indenture related to the 5.00% Convertible Senior Notes due 2021, dated as of April 6, 2016, between Gran Tierra Energy Inc. and U.S. Bank National Association	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2016 (SEC File No. 001-34018).

4.6	Form of 5.00% Convertible Senior Notes due 2021.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC on April 6, 2016 (SEC File No. 001-34018).

4.7	Subscription Receipt Agreement, dated July 8, 2016, by and between Gran Tierra Energy Inc. and Computershare Trust Company of Canada	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on July 14, 2016 (SEC File No. 001-34018).

4.8	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC on July 14, 2016 (SEC File No. 001-34018).

10.1	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (SEC File No. 333-111656).

10.2	Voting and Exchange Trust Agreement, dated as of November 14, 2008, between Gran Tierra Energy Inc., Gran Tierra Exchangeco Inc. and Computershare Trust Company of Canada.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2008 (SEC File No. 001-34018).

10.3	Support Agreement, dated as of November 14, 2008, between Gran Tierra Energy Inc., Gran Tierra Callco ULC and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on November 17, 2008 (SEC File No. 001-34018).

10.4	Purchase Agreement, dated as of March 31, 2016, by and between Gran Tierra Energy Inc. and Nomura Securities International, Inc., Dundee Securities Inc. and RBC Dominion Securities Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2016 (SEC File No. 001-34018).

10.5 +
Share Purchase Agreement dated as of June 30, 2016, among Gran Tierra Energy International Holdings Ltd., Tribeca Oil & Gas Inc., Macquarie Bank Limited, Rorick Ventures Group Inc., as vendors, and PetroLatina Energy Limited.
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2016 (SEC File No. 001-34018).

10.6	Amended and Restated 2007 Equity Incentive Plan. *	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2012 (SEC File No. 001-34018).

10.7	Form of Restricted Stock Unit Award Agreement Under the 2007 Equity Incentive Plan. *	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013 (SEC File No. 001-34018).

10.8	Form of Option Agreement Under the 2007 Equity Incentive Plan. *	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013 (SEC File No. 001-34018).

10.9	Form of Indemnity Agreement. *	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2008 (SEC File No. 000-52594).

10.10	Form of Voting Support Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2015 (SEC File No. 001-34018).

10.11	2005 Equity Incentive Plan. *	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005 (SEC File No. 333-111656).

10.12	Executive Employment Agreement, dated January 20, 2010, between Gran Tierra Energy Inc. and David Hardy. *	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011 (SEC File No. 001-34018).

10.13	Amendment to Employment Agreement dated May 2, 2012, between Gran Tierra Energy Inc. and David Hardy. *	Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.14	Amendment dated January 10, 2014 to Expat Assignment Letter Agreement between Gran Tierra Energy Inc. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.80 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2014 (SEC File No. 001-34018).

10.15	Amendment dated April 15, 2014 to Expat Assignment Letter Agreement between Gran Tierra Energy Inc. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2014 (SEC File No. 001-34018).

10.16	Executive Employment Agreement dated July 31, 2014, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Duncan Nightingale. *	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014 (SEC File No. 001-34018).

10.17	Expat Assignment Letter Agreement dated December 7, 2010, between Gran Tierra Energy Inc. and Duncan Nightingale.*	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2011 (SEC File No. 0001-34018).

10.18	Employment Agreement dated July 31, 2014, between Gran Tierra Energy Colombia Ltd. and Adrián Santiago Coral Pantoja. *	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014 (SEC File No. 001-34018).

10.19	Amendment to Executive Employment Agreement dated February 19, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Duncan Nightingale.*	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015 (SEC File No. 001-34018).

10.20	Amendment No. 2 to Executive Employment Agreement dated May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Duncan Nightingale.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015 (SEC File No. 001-34018).

10.21	Amendment No. 2 to Executive Employment Agreement dated May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and David Hardy.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015 (SEC File No. 001-34018).

10.22	Form of Indemnity Agreement for use with Directors and Executive Officers.*	Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015 (SEC File No. 001-34018).

10.23	Form of Deferred Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.24	Form of Deferred Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.25	Executive Employment Agreement effective May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Gary Guidry.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.26	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Ryan Ellson.*	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.27	Executive Employment Agreement effective May 11, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Alan Johnson.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.28	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Lawrence West.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.29	Executive Employment Agreement effective May 11, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and James Evans.*	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.30	Form of Performance Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.31	Form of Performance Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.32	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Ryan Ellson.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.33	Severance Agreement and Release dated April 6, 2016, between Gran Tierra Energy Inc. and Duncan Nightingale.*	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.34	Executive Employment Agreement effective June 24, 2016, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Ed Caldwell.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2016 (SEC File No. 001-34018).

10.35	Executive Employment Agreement effective June 24, 2016, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Susan Mawdsley.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2016 (SEC File No. 001-34018).

10.36	Executive Employment Agreement effective June 24, 2016, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Glen Mah.*	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2016 (SEC File No. 001-34018).

10.37	Executive Employment Agreement effective June 24, 2016, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Rodger Trimble.*	Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2016 (SEC File No. 001-34018).

10.38	2014 Executive Officer Cash Bonus Compensation and 2015 Cash Compensation Arrangements. *
Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on February 25, 2015, with respect to 2014 Cash Bonus Compensation and 2015 Cash Compensation Arrangements (SEC File No. 001-34018).

10.39
Credit Agreement, dated as of September 18, 2015, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 21, 2015 (SEC File No. 001-34018).

10.40
First Amendment to Credit Agreement, dated as of March 31, 2016, by and among Gran Tierra Energy International Holdings Ltd., Gran Tierra Energy Inc., The Bank of Nova Scotia, and the lenders party thereto.
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on April 6, 2016 (SEC File No. 001-34018).

10.41
Second Amendment to Credit Agreement, dated as of June 2, 2016, by and among Gran Tierra Energy International Holdings Ltd., Gran Tierra Energy Inc., The Bank of Nova Scotia, and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2016 (SEC File No. 34018).

10.42	Third Amendment to Credit Agreement	Filed herewith.

10.43
Fourth Amendment to Credit Agreement, dated as of November 16, 2016, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.
Filed herewith.

10.44	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.45	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.46	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on November 19, 2008 (SEC File No. 001-34018).

10.47	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009 (SEC File No. 001-34018).

10.48	Amendment No. 4 dated June 13, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.49	Amendment No. 5 dated February 10, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.50	Amendment No. 6 dated March 1, 2012, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2012 (SEC File No. 001-34018).

10.51	Chaza Block Hydrocarbons Exploration and Exploitation Agreement between Argosy Energy International and the National Hydrocarbons Agency dated June 25, 2005.	Incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.52	Addendum No. 1 to the Chaza Block Hydrocarbons Exploration and Exploitation Agreement between Argosy Energy International and the National Hydrocarbons Agency.	Incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013 (SEC File No. 001-34018).

10.53	Settlement Agreement, dated May 7, 2015, between Gran Tierra Energy Inc. and West Face SPV (Cayman) I, L.P.	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015 (SEC File No. 001-34018).

10.54	Bridge Loan Facility between Gran Tierra Energy Inc. and Scotiabank.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 29, 2016 (SEC File No. 001-34018).

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of Deloitte LLP.	Filed herewith.

23.2	Consent of McDaniel & Associates Consultants Ltd.	Filed herewith.

24.1	Power of Attorney.	See signature page.

31.1	Certification of Principal Executive Officer.	Filed herewith.

31.2	Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certifications.	Furnished herewith.

99.1	Gran Tierra Energy Inc. Reserves Assessment and Evaluation of Oil and Gas Properties Corporate Summary, effective December 31, 2016.	Filed herewith.
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