Form 10-Q
period 2018-06-30
GRAN TIERRA ENERGY INC.
filed 2018-08-02
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018

or

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

On July 30, 2018, the following number of shares of the registrant’s capital stock were outstanding: 391,175,023 shares of the registrant’s Common Stock, $0.001 par value.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2018

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
OIL AND NATURAL GAS SALES (Notes 3 and 7)	$163,446	$96,128	$301,674	$190,787

EXPENSES
Operating	35,059	27,208	61,324	51,145
Transportation	6,522	6,492	13,519	13,434
Depletion, depreciation and accretion (Note 3)	46,607	31,813	86,068	58,689
General and administrative (Note 3)	13,213	9,513	24,373	18,225
Equity tax	—	—	—	1,224
Foreign exchange loss	1,924	3,897	982	2,050
Financial instruments loss (gain) (Note 10)	4,768	(1,447)	11,714	(6,886)
Interest expense (Note 5)	7,375	3,331	12,870	6,426
	115,468	80,807	210,850	144,307

LOSS ON SALE	(292)	(9,076)	(292)	(9,076)
INTEREST INCOME	610	245	1,396	653
INCOME BEFORE INCOME TAXES (Note 3)	48,296	6,490	91,928	38,057

INCOME TAX EXPENSE
Current (Note 8)	4,827	1,772	17,116	9,189
Deferred (Note 8)	23,169	11,525	36,651	22,904
	27,996	13,297	53,767	32,093
NET AND COMPREHENSIVE INCOME (LOSS)	$20,300	$(6,807)	$38,161	$5,964

NET INCOME (LOSS) PER SHARE
- BASIC AND DILUTED	$0.05	$(0.02)	$0.10	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	391,054,204	398,585,290	391,173,460	398,795,023
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	427,455,092	398,585,290	427,242,014	398,816,091

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at June 30, 2018	As at December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$125,807	$12,326
Restricted cash and cash equivalents (Note 11)	2,836	11,787
Accounts receivable	63,030	45,353
Investment (Note 10)	32,654	25,055
Derivatives (Note 10)	930	302
Taxes receivable	62,689	40,831
Other current assets	14,423	9,591
Total Current Assets	302,369	145,245

Oil and Gas Properties (using the full cost method of accounting)
Proved	750,948	629,081
Unproved	423,808	464,948
Total Oil and Gas Properties	1,174,756	1,094,029
Other capital assets	3,440	5,195
Total Property, Plant and Equipment (Notes 3 and 4)	1,178,196	1,099,224

Other Long-Term Assets
Deferred tax assets	18,248	57,310
Investment (Note 10)	15,302	19,147
Other long-term assets (Note 11)	5,389	6,112
Goodwill (Note 3)	102,581	102,581
Total Other Long-Term Assets	141,520	185,150
Total Assets (Note 3)	$1,622,085	$1,429,619
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$126,726	$125,876
Derivatives (Note 10)	27,157	21,151
Taxes payable	3,848	9,324
Asset retirement obligation	110	323
Equity compensation award liability (Note 10)	11,597	295
Total Current Liabilities	169,438	156,969

Long-Term Liabilities
Long-term debt (Notes 5 and 10)	398,130	256,542
Deferred tax liabilities	24,528	28,417
Asset retirement obligation	35,839	31,241
Equity compensation award liability (Note 10)	9,480	11,135
Other long-term liabilities	9,381	8,980
Total Long-Term Liabilities	477,358	336,315

Contingencies (Note 9)

Shareholders’ Equity
Common Stock (Note 6) (390,017,518 and 385,191,042 shares of Common Stock and 1,135,239 and 6,111,665 exchangeable shares, par value $0.001 per share, issued and outstanding as at June 30, 2018, and December 31, 2017, respectively)	10,295	10,295
Additional paid in capital	1,328,037	1,327,244
Deficit	(363,043)	(401,204)
Total Shareholders’ Equity	975,289	936,335
Total Liabilities and Shareholders’ Equity	$1,622,085	$1,429,619

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$38,161	$5,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 3)	86,068	58,689
Deferred tax expense	36,651	22,904
Stock-based compensation (Note 6)	10,202	3,183
Amortization of debt issuance costs (Note 5)	1,513	1,225
Cash settlement of restricted share units	(360)	(501)
Unrealized foreign exchange loss	539	1,076
Financial instruments loss (gain) (Note 10)	11,714	(6,886)
Cash settlement of financial instruments (Note 10)	(15,483)	1,216
Cash settlement of asset retirement obligation	(369)	(298)
Loss on sale	292	9,076
Net change in assets and liabilities from operating activities (Note 11)	(37,994)	(28,112)
Net cash provided by operating activities	130,934	67,536

Investing Activities
Additions to property, plant and equipment (Note 3)	(157,088)	(104,025)
Property acquisitions	(3,100)	(30,410)
Net proceeds from sale of Brazil business unit	—	34,481
Cash deposit received for letter of credit arrangements upon sale of Brazil business unit	—	4,700
Changes in non-cash investing working capital	(6,142)	(627)
Net cash used in investing activities	(166,330)	(95,881)

Financing Activities
Proceeds from bank debt, net of issuance costs (Note 5)	4,988	98,304
Repayment of bank debt (Note 5)	(153,000)	(33,000)
Proceeds from exercise of stock options (Note 6)	845	—
Repurchase of shares of Common Stock (Note 6)	(1,208)	(10,000)
Proceeds from issuance of Senior Notes, net of issuance costs (Note 5)	288,087	—
Net cash provided by financing activities	139,712	55,304

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(69)	(1,175)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	104,247	25,784
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 11)	26,678	43,267
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 11)	$130,925	$69,051

Supplemental cash flow disclosures (Note 11)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017
Share Capital
Balance, beginning of period	$10,295	$10,303
Repurchase of Common Stock (Note 6)	—	(4)
Balance, end of period	10,295	10,299

Additional Paid in Capital
Balance, beginning of period	1,327,244	1,342,656
Exercise of stock options (Note 6)	845	—
Stock-based compensation (Note 6)	1,156	1,354
Repurchase of Common Stock (Note 6)	(1,208)	(9,996)
Balance, end of period	1,328,037	1,334,014

Deficit
Balance, beginning of period	(401,204)	(493,972)
Net income	38,161	5,964
Cumulative adjustment for accounting change related to tax reorganizations	—	124,476
Balance, end of period	(363,043)	(363,532)

Total Shareholders’ Equity	$975,289	$980,781

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

b) Significant Judgments

When determining if the Company acted as a principal or as an agent in transactions, management determines if the Company obtains control of the product. As part of this assessment, management considers detailed criteria for revenue recognition set out in ASC 606.

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

In February 2018, the FASB issued ASU 2018-03, "Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2018-03 clarified certain aspects of the guidance in ASU 2016-01. ASU 2018-03 is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within those annual reporting periods beginning after June 15, 2018. Early adoption is permitted upon adoption of ASU 2016-01.The amendments should be applied retrospectively with a cumulative-effect adjustment to the effective date of ASU 2016-01. The Company early adopted this update on January 1, 2018. The implementation of this update did not impact the Company’s consolidated financial position, results of operations or cash flows or disclosure.

Recently Issued but Not Yet Adopted Accounting Pronouncements

Leases

In January 2018, the FASB issued ASU 2018-01, "Land Easement Practical Expedient for Transition to Topic 842". ASU 2018-01 provides an optional transition practical expedient that, if elected, would not require an organization to reconsider their accounting for existing or expired land easements that were not previously accounted for as leases under Topic 840. The effective date and transition requirements for the amendment is the same as the effective date and transition requirements in Update 2016-02. The Company is planning to adopt ASU 2018-01 upon transition to ASU 2016-01 "Leases".

The Company is finalizing an assessment of its contract inventory using certain practical expedients to determine which contracts meet the definition of a lease. The next steps will include classifying leases as either financing or operating, establishing interest rates and determining the value of right-of-use lease assets and lease liabilities. The Company expects to apply the guidance of ASU 2016-02 using a modified retrospective transition approach.

3. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil and natural gas. Commencing 2018, the Company has one reportable segment based on geographic organization, Colombia. Prior to the sale of the Company's Brazil business unit effective June 30, 2017 and Peru business unit effective December 18, 2017, Brazil and Peru were reportable segments. The "All Other" category represents the Company’s corporate activities, Mexico activities and Brazil and Peru activities until the date of sale.

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended June 30, 2018
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Oil and natural gas sales	$163,446	$—	$163,446
Depletion, depreciation and accretion	46,065	542	46,607
General and administrative expenses	7,213	6,000	13,213
Income (loss) before income taxes	51,029	(2,733)	48,296
Segment capital expenditures	83,757	637	84,394

	Three Months Ended June 30, 2017
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Oil and natural gas sales	$91,905	$4,223	$96,128
Depletion, depreciation and accretion	30,130	1,683	31,813
General and administrative expenses	5,229	4,284	9,513
Income (loss) before income taxes	21,598	(15,108)	6,490
Segment capital expenditures	55,436	2,429	57,865

	Six Months Ended June 30, 2018
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Oil and natural gas sales	$301,674	$—	$301,674
Depletion, depreciation and accretion	84,564	1,504	86,068
General and administrative expenses	14,022	10,351	24,373
Income (loss) before income taxes	112,180	(20,252)	91,928
Segment capital expenditures	156,318	770	157,088

	Six Months Ended June 30, 2017
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Oil and natural gas sales	$182,369	$8,418	$190,787
Depletion, depreciation and accretion	55,065	3,624	58,689
General and administrative expenses	10,061	8,164	18,225
Income (loss) before income taxes	58,742	(20,685)	38,057
Segment capital expenditures	98,276	5,749	104,025

	As at June 30, 2018
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Property, plant and equipment	$1,176,540	$1,656	$1,178,196
Goodwill	102,581	—	102,581
All other assets	175,563	165,745	341,308
Total Assets	$1,454,684	$167,401	$1,622,085

	As at December 31, 2017
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Property, plant and equipment	$1,096,833	$2,391	$1,099,224
Goodwill	102,581	—	102,581
All other assets	176,980	50,834	227,814
Total Assets	$1,376,394	$53,225	$1,429,619

4. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at June 30, 2018	As at December 31, 2017
Oil and natural gas properties
Proved	$3,014,725	$2,810,796
Unproved	423,808	464,948
	3,438,533	3,275,744
Other	19,086	26,401
	3,457,619	3,302,145
Accumulated depletion, depreciation and impairment	(2,279,423)	(2,202,921)
	$1,178,196	$1,099,224

The Company used an average Brent price of $62.58 per bbl for the purposes of the June 30, 2018 ceiling test calculations (March 31, 2018 - $56.92, December 31, 2017 - $54.19).

5. Debt and Debt Issuance Costs

The Company's debt at June 30, 2018 and December 31, 2017 was as follows:

(Thousands of U.S. Dollars)	As at June 30, 2018	As at December 31, 2017
Senior notes	$300,000	$—
Convertible notes	115,000	115,000
Revolving credit facility	—	148,000
Unamortized debt issuance costs	(16,870)	(6,458)
Long-term debt	$398,130	$256,542

Senior Notes

On February 15, 2018, Gran Tierra Energy International Holdings Ltd. ("GTEIH"), an indirect, wholly owned subsidiary of the Company, issued $300 million of 6.25% Senior Notes due 2025 (the "Senior Notes"). The Senior Notes are fully and unconditionally guaranteed by the Company and certain subsidiaries of the Company that guarantee its revolving credit facility. Net proceeds from the sale of the Senior Notes were $288.1 million, after deducting the initial purchasers' discounts and commission and the offering expenses payable by the Company.

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

Interest Expense

The following table presents total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2017
Contractual interest and other financing expenses	$6,532	$2,711	$11,357	$5,201
Amortization of debt issuance costs	843	620	1,513	1,225
	$7,375	$3,331	$12,870	$6,426

6. Share Capital

On  May 1, 2018, Gran Tierra Exchangeco Inc., a subsidiary of the Company, announced that it had established a redemption date of July 5, 2018 in respect of all of its outstanding exchangeable shares. Effective July 5, 2018, all remaining outstanding exchangeable shares of record on July 4, 2018 were acquired for purchase consideration of one share of Gran Tierra common stock, and on July 9, 2018, the Company retired and canceled one share of Special A Voting Stock and one share of Special B Voting Stock, which held voting rights in connection with those exchangeable shares. As a result, no shares of Special A Voting Stock and Special B Voting Stock remain outstanding.

	Shares of Common Stock	Exchangeable Shares of Gran Tierra Exchangeco Inc.	Exchangeable Shares of Gran Tierra Goldstrike Inc.
Balance, December 31, 2017	385,191,042	4,422,776	1,688,889
Options exercised	319,462	—	—
Shares repurchased and canceled	(469,412)	—	—
Exchange of exchangeable shares	4,976,426	(3,287,537)	(1,688,889)
Balance, June 30, 2018	390,017,518	1,135,239	—

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

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), restricted stock units (“RSUs”) and stock option activity for the six months ended June 30, 2018:

	PSUs	DSUs	RSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2017	6,131,951	455,768	122,090	8,960,692	3.65
Granted	3,544,001	131,888	—	1,996,526	2.51
Exercised	—	—	(120,268)	(319,462)	2.65
Forfeited	(213,160)	—	(1,822)	(491,475)	5.42
Expired	—	—	—	(171,854)	6.15
Balance, June 30, 2018	9,462,792	587,656	—	9,974,427	3.33

Stock-based compensation expense for the three and six months ended June 30, 2018, was $6.9 million and $10.2 million, respectively, and was primarily recorded in general and administrative ("G&A") expenses (three and six months ended June 30, 2017 - $2.0 million and $3.2 million, respectively).

At June 30, 2018, there was $23.0 million (December 31, 2017 - $13.7 million) of unrecognized compensation cost related to unvested PSUs and stock options which is expected to be recognized over a weighted average period of 1.8 years.

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

Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of common and exchangeable shares outstanding	391,054,204	398,585,290	391,173,460	398,795,023
Shares issuable pursuant to stock options	4,894,633	—	2,420,509	625,631
Shares assumed to be purchased from proceeds of stock options	(4,308,138)	—	(2,166,348)	(604,563)
Shares issuable pursuant to convertible notes	35,814,393	—	35,814,393	—
Weighted average number of diluted common and exchangeable shares outstanding	427,455,092	398,585,290	427,242,014	398,816,091

For the three months ended June 30, 2018, 5,240,018 options, on a weighted average basis, (three months ended June 30, 2017 - 10,634,157 options) were excluded from the diluted income (loss) per share calculation as the options were anti-dilutive. For the six months ended June 30, 2018, 7,385,714 options, on a weighted average basis, (six months ended June 30, 2017 - 9,616,800 options) were excluded from the diluted income per share calculation as the options were anti-dilutive. Shares issuable upon conversion of the 5.00% Convertible Notes due 2021 ("Convertible Notes") were dilutive and included in the diluted income per share calculation. For the three and six months ended June 30, 2018, the numerator used in the computation of diluted earnings per share included net income for the period adjusted for interest on convertible debentures and amortization of debt issuance costs of $1.7 million and $3.4 million, respectively.

7. Revenue

Most of the Company's revenues are from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia crude, quality and transportation discounts each month. For the three and six months ended June 30, 2018, 100% (three and six months ended June 30, 2017 - 100%) of the Company's revenue resulted from oil sales. During the three and six months ended June 30, 2018, quality and transportation discounts were 14% and 15%, respectively, of the ICE Brent price (three and six months ended June 30, 2017 - 21% and 22%, respectively). During the three and six months ended June 30, 2018, the Company's production was sold primarily to three major customers in Colombia (three and six months ended June 30, 2017 - four).

As at June 30, 2018, accounts receivable included $4.8 million of accrued sales revenue which related to June 2018 production (December 31, 2017 - $11.1 million which related to December 31, 2017 production).

8. Taxes

The Company's effective tax rate was 58% in the six months ended June 30, 2018, compared with 84% in the comparative period in 2017. Current income tax expense was higher in the six months ended June 30, 2018, compared with the corresponding period in 2017, primarily as a result of higher taxable income in Colombia. The deferred income tax expense of $36.7 million for the six months ended June 30, 2018, was primarily due to excess tax depreciation compared with accounting depreciation in Colombia.

For the six months ended June 30, 2018, the difference between the effective tax rate of 58% and the 21% U.S. statutory rate was primarily due to an increase to the impact of foreign taxes, valuation allowance, stock-based compensation, foreign currency translation and non-deductible third party royalty in Colombia.

For the comparative period in 2017, the effective tax rate differed from the U.S. statutory rate of 35% primarily due to an increase in the valuation allowance, which was largely attributable to losses incurred in the United States, Brazil and Colombia, as well as the impact of a non-deductible third-party royalty in Colombia, foreign and local taxes, and stock-based compensation. These items were partially offset by foreign currency translation adjustments and other permanent differences.

9. Contingencies

The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH") and Gran Tierra are engaged in ongoing discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of an additional royalty (the "HPR royalty"). Based on the Company's understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $52.8 million as at June 30, 2018. At this time no amount has been accrued in the interim unaudited condensed consolidated financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Letters of credit and other credit support

At June 30, 2018, the Company had provided letters of credit and other credit support totaling $69.8 million (December 31, 2017 - $76.0 million) as security relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

10. Financial Instruments and Fair Value Measurement

Financial Instruments

At June 30, 2018, the Company’s financial instruments recognized in the balance sheet consisted of: cash and cash equivalents; restricted cash and cash equivalents; accounts receivable; investments; derivatives, accounts payable and accrued liabilities, long-term debt and equity compensation award liability.

Fair Value Measurement

The fair value of certain investments, derivatives and equity compensation awards (PSU and DSU) liabilities are remeasured at the estimated fair value at the end of each reporting period.

The fair value of the short-term portion of the Company's investment in PetroTal Corp. ("PetroTal") (formerly Sterling Resources Ltd.) was estimated using quoted prices at June 30, 2018 and the foreign exchange rate at that time. The fair value of the long-term portion of the investment restricted by escrow conditions was estimated using observable and unobservable inputs; factors that were evaluated included quoted market prices, precedent comparable transactions, risk-free rate, measures of market risk volatility, estimates of the Company's and PetroTal's costs of capital and quotes from third parties.

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

The fair value of the PSU liability was estimated based on option pricing model using inputs such as quoted market prices in an active market, and PSU performance factors. The fair value of the DSU liabilities was estimated based on quoted market prices in an active market.

The fair value of the Company's investment in PetroTal, derivatives and PSU and DSU liabilities at June 30, 2018, and December 31, 2017, was as follows:

(Thousands of U.S. Dollars)	As at June 30, 2018	As at December 31, 2017
Investment in PetroTal shares - current and long-term	$47,956	$44,202
Foreign currency derivative asset	930	302
	$48,886	$44,504

Commodity price derivative liability	$27,157	$21,151
Equity compensation award liability - current and long-term	21,077	11,430
	$48,234	$32,581

The following table presents gains or losses on financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2017
Commodity price derivative loss (gain)	$14,461	$(1,545)	$19,455	$(6,247)
Foreign currency derivatives loss (gain)	1,945	98	(2,024)	(639)
Investment gain	(11,638)	—	(5,717)	—
Financial instruments loss (gain)	$4,768	$(1,447)	$11,714	$(6,886)

Investment gain for the three and six months ended June 30, 2018, related to the fair value gain on the PetroTal shares Gran Tierra received or subscribed for in connection with the sale of its Peru business unit in December 2017. For the three and six months ended June 30, 2018, this investment gain was unrealized.

Financial instruments not recorded at fair value include the Senior Notes and the Convertible Notes. At June 30, 2018, the carrying amounts of the Senior Notes and the Convertible Notes were $288.6 million and $111.5 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $282.0 million and $143.8 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

At June 30, 2018, the fair value of the current portion of the investment and DSU liability was determined using Level 1 inputs, the fair value of derivatives and PSUs was determined using Level 2 inputs and the fair value of the long-term portion of the investment restricted by escrow conditions was determined using Level 3 inputs. The table below presents the fair value of the long-term portion of the investment:

	Six Months Ended	Year Ended
(Thousands of U.S. Dollars)	June 30, 2018	December 31, 2017
Opening balance, investment - long-term	$19,147	$—
Acquisition	—	19,091
Transfer from long-term (Level 3) to current (Level 1)	(4,787)	—
Unrealized valuation gain	2,528	56
Unrealized foreign exchange loss	(1,586)	—
Closing balance, investment - long-term	$15,302	$19,147

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

At June 30, 2018, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Swap ($/bbl, Weighted Average)	Purchased Call ($/bbl, Weighted Average)
Swaps: July 1, to December 31, 2018	5,000	ICE Brent	$55.90	n/a
Participating Swaps: July 1, to December 31, 2018	5,000	ICE Brent	$52.50	$56.11

The Company does not have any outstanding commodity price derivative positions relating to 2019.

Foreign Currency Derivatives

The Company utilizes foreign currency derivatives to manage the variability in cash flows associated with the Company's forecasted Colombian peso ("COP") denominated expenses. At June 30, 2018, the Company had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Purchased Call (COP)	Sold Put (COP, Weighted Average)
Collars: July 1, 2018 to December 31, 2018	87,000	29,685	COP	3,000	3,107
(1) At June 30, 2018 foreign exchange rate.

11. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company's interim unaudited condensed consolidated balance sheet that sum to the total of the same such amounts shown in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at June 30,		As at December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$125,807	$53,310	$12,326	$25,175
Restricted cash and cash equivalents - current	2,836	5,844	11,787	8,322
Restricted cash and cash equivalents - long-term (included in other long-term assets)	2,282	9,897	2,565	9,770
	$130,925	$69,051	$26,678	$43,267

Net changes in assets and liabilities from operating activities were as follows:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2018	2017
Accounts receivable and other long-term assets	$(11,723)	$11,024
Derivatives	3,431	—
Inventory	(3,054)	(47)
Prepaids	(301)	2,190
Accounts payable and accrued and other long-term liabilities	971	(6,179)
Taxes receivable and payable	(27,318)	(35,100)
Net changes in assets and liabilities from operating activities	$(37,994)	$(28,112)

The following table provides additional supplemental cash flow disclosures:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2018	2017
Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$62,009	$56,044

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

Financial and Operational Highlights

Key Highlights for the second quarter of 2018(1)

•
Achieved a new company milestone: record Colombia working interest production before royalties of 35,400 BOEPD, 18% higher compared with 30,098 BOEPD in the second quarter of 2017. Production increased largely because of production from development activities in the Acordionero Field.

•	The quarter's Colombia production was also up 57% from second quarter 2015 when the strategy to refocus Gran Tierra on Colombia began, an annual growth rate of 16%

•
Since acquiring the Acordionero field in the Middle Magdalena Valley ("MMV") in August 2016, we have increased production 274% to a record high average rate during the quarter of 17,710 bopd (14,076 bopd NAR). From the acquisition date of August 23, 2016, until June 30, 2018, the MMV assets have generated $327 million in oil and natural gas sales

•	Production NAR was 28,198 BOEPD, 12% higher than the second quarter of 2017.

•	Continued significant exposure to oil price strength with oil representing 100% of our production

•
Oil and natural gas sales volumes were 27,902 BOEPD, 11% higher than the second quarter of 2017. The quarter's increase in oil and gas sales volumes was driven by the production increase (5,302 bopd) , partially offset by higher royalties (2,383 bopd) due to higher oil prices and a change in inventories (149 bopd).

•	Net income was $20.3 million compared with net loss of $6.8 million in the second quarter of 2017. Net loss in the comparative period included the loss on sale of Brazil business unit.

•	Funds flow from operations(2) increased by 86% to $94.5 million compared with the second quarter of 2017, while the Brent price increased only 47% from the second quarter of 2017.

•	Active quarter with capital expenditures of $84.4 million. Funds flow from operations exceeded capital expenditures by $10.2 million.

•	Oil and gas sales per BOE were $64.37, 60% higher than the second quarter of 2017.

•	Operating netback(2) per BOE was $47.99, 85% higher compared with the second quarter of 2017.

•
Operating expenses per BOE were $13.81, 21% higher compared with the second quarter of 2017 as a result of payments triggered by renegotiating our field operating agreements, power generation costs, equipment rental and accelerated maintenance costs, mainly in the Acordionero field, in the quarter.

•
Quality and transportation discount was $10.53 per BOE compared with $10.74 per BOE in the second quarter of 2017; this $0.21 per BOE reduction resulted from optimization of transportation routes and narrowing of differentials

•
Transportation expenses per BOE were $2.57, 7% lower compared with the second quarter of 2017. The decrease was due to the increased use of alternative transportation routes, which had lower costs per BOE.

•	General and administrative ("G&A") expenses before stock-based compensation per BOE decreased by 18% to $2.60 per BOE compared with the second quarter of 2017.

•	Exited the quarter with $125.8 million of cash and cash equivalents.

(1) Except for net income, funds flow from operations and G&A expenses, all numbers and comparisons above are based on Colombia only, excluding Brazil which was sold in 2017.
(2) Funds flow from operations and operating netback are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to the non-GAAP measures disclosure below for a definition and reconciliation of these measures.

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
	2018	2017	% Change	2018	2018	2017	% Change
Average Daily Volumes (BOEPD)
Consolidated
Working Interest Production Before Royalties	35,400	31,437	13	35,075	35,239	30,663	15
Royalties	(7,202)	(5,014)	44	(6,886)	(7,045)	(5,051)	39
Production NAR	28,198	26,423	7	28,189	28,194	25,612	10
Increase in Inventory	(296)	(140)	111	(986)	(639)	(61)	948
Sales(1)	27,902	26,283	6	27,203	27,555	25,551	8

Colombia
Working Interest Production Before Royalties	35,400	30,098	18	35,075	35,239	29,294	20
Royalties	(7,202)	(4,819)	49	(6,886)	(7,045)	(4,843)	45
Production NAR	28,198	25,279	12	28,189	28,194	24,451	15
Increase in Inventory	(296)	(147)	101	(986)	(639)	(70)	813
Sales(1)	27,902	25,132	11	27,203	27,555	24,381	13

Net Income (Loss)	$20,300	$(6,807)	398	$17,861	$38,161	$5,964	540

Operating Netback
Oil and Natural Gas Sales	$163,446	$96,128	70	$138,228	$301,674	$190,787	58
Operating Expenses	(35,059)	(27,208)	29	(26,265)	(61,324)	(51,145)	20
Transportation Expenses	(6,522)	(6,492)	—	(6,997)	(13,519)	(13,434)	1
Operating Netback(2)	$121,865	$62,428	95	$104,966	$226,831	$126,208	80

G&A Expenses Before Stock-Based Compensation	$6,604	$7,610	(13)	$7,982	$14,586	$15,173	(4)
G&A Stock-Based Compensation	6,609	1,903	247	3,178	9,787	3,052	221
General and Administrative ("G&A") Expenses, Including Stock-Based Compensation	$13,213	$9,513	39	$11,160	$24,373	$18,225	34

EBITDA(2)	$102,278	$41,634	146	$88,588	$190,866	$103,172	85

Funds Flow From Operations(2)	$94,549	$50,920	86	$74,748	$169,297	$95,946	76

Capital Expenditures	$84,394	$57,865	46	$72,694	$157,088	$104,025	51

	As at
(Thousands of U.S. Dollars)	June 30, 2018	December 31, 2017	% Change
Cash and Cash Equivalents	$125,807	$12,326	921

Revolving Credit Facility	$—	$148,000	(100)

Senior Notes	$300,000	$—	—

Convertible Notes	$115,000	$115,000	—

(1) Sales volumes represent production NAR adjusted for inventory changes.

(2) Non-GAAP measures

Operating netback, EBITDA and funds flow from operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Management views these measures as financial performance measures. Investors are cautioned that these measures should not be construed as alternatives to net income or loss or other measures of financial performance as determined in accordance with GAAP. Our method of calculating these measures may differ from other companies and, accordingly, may not be comparable to similar measures used by other companies. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.

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

EBITDA, as presented, is defined as net income or loss adjusted for depletion, depreciation and accretion ("DD&A") expenses, interest expense and income tax expense. Management uses this supplemental measure to analyze performance and income or loss generated by our principal business activities prior to the consideration of how non-cash items affect that income or loss, and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net loss to EBITDA is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2018	2017
Net income (loss)	$20,300	$(6,807)	$17,861	$38,161	$5,964
Adjustments to reconcile net income (loss) to EBITDA
DD&A expenses	46,607	31,813	39,461	86,068	58,689
Interest expense	7,375	3,331	5,495	12,870	6,426
Income tax expense	27,996	13,297	25,771	53,767	32,093
EBITDA (non-GAAP)	102,278	41,634	88,588	190,866	103,172

Funds flow from operations, as presented, is defined as net income or loss adjusted for DD&A expenses, deferred tax expense, stock-based compensation expense, amortization of debt issuance costs, cash settlement of RSUs, unrealized foreign exchange gains and losses, financial instruments gains or losses, cash settlement of financial instruments and loss on sale. Management uses this financial measure to analyze performance and income or loss generated by our principal business activities prior to the consideration of how non-cash items affect that income or loss, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income or loss to funds flow from operations is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2018	2017
Net income (loss)	$20,300	$(6,807)	$17,861	38,161	$5,964
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	46,607	31,813	39,461	86,068	58,689
Deferred tax expense	23,169	11,525	13,482	36,651	22,904
Stock-based compensation expense	6,893	1,980	3,309	10,202	3,183
Amortization of debt issuance costs	843	620	670	1,513	1,225
Cash settlement of RSUs	(240)	(183)	(120)	(360)	(501)
Unrealized foreign exchange loss (gain)	1,583	3,895	(1,044)	539	1,076
Financial instruments loss (gain)	4,768	(1,447)	6,946	11,714	(6,886)
Cash settlement of financial instruments	(9,666)	448	(5,817)	(15,483)	1,216
Loss on sale	292	9,076	—	292	9,076
Funds flow from operations (non-GAAP)	$94,549	$50,920	$74,748	$169,297	$95,946

Additional Operational Results

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
	2018	2017	% Change	2018	2018	2017	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$163,446	$96,128	70	$138,228	$301,674	$190,787	58
Operating expenses	35,059	27,208	29	26,265	61,324	51,145	20
Transportation expenses	6,522	6,492	—	6,997	13,519	13,434	1
Operating netback(1)	121,865	62,428	95	104,966	226,831	126,208	80

DD&A expenses	46,607	31,813	47	39,461	86,068	58,689	47
G&A expenses before stock-based compensation	6,604	7,610	(13)	7,982	14,586	15,173	(4)
G&A stock-based compensation expense	6,609	1,903	247	3,178	9,787	3,052	221
Equity tax	—	—	—	—	—	1,224	(100)
Foreign exchange loss (gain)	1,924	3,897	(51)	(942)	982	2,050	(52)
Financial instruments loss (gain)	4,768	(1,447)	430	6,946	11,714	(6,886)	270
Interest expense	7,375	3,331	121	5,495	12,870	6,426	100
	73,887	47,107	57	62,120	136,007	79,728	71

Loss on sale	(292)	(9,076)	(97)	—	(292)	(9,076)	(97)
Interest income	610	245	149	786	1,396	653	114

Income before income taxes	48,296	6,490	644	43,632	91,928	38,057	142

Current income tax expense	4,827	1,772	172	12,289	17,116	9,189	86
Deferred income tax expense	23,169	11,525	101	13,482	36,651	22,904	60
	27,996	13,297	111	25,771	53,767	32,093	68
Net income (loss)	$20,300	$(6,807)	398	$17,861	$38,161	$5,964	540

Sales Volumes (NAR)
Total sales volumes, BOEPD	27,902	26,283	6	27,203	27,555	25,551	8

Average Prices
Oil and NGL's per bbl	$64.50	$40.44	59	$56.63	$60.64	$41.65	46
Natural gas per Mcf	$2.26	$2.52	(10)	$2.91	$2.67	$1.91	40

Brent Price per bbl	$74.90	$50.92	47	$67.18	$71.04	$52.79	35

Consolidated Results of Operations per BOE Sales Volumes NAR
Oil and natural gas sales	$64.37	$40.19	60	$56.46	$60.49	$41.25	47
Operating expenses	13.81	11.38	21	10.73	12.30	11.06	11
Transportation expenses	2.57	2.71	(5)	2.86	2.71	2.90	(7)
Operating netback(1)	47.99	26.10	84	42.87	45.48	27.29	67

DD&A expenses	18.36	13.30	38	16.12	17.26	12.69	36
G&A expenses before stock-based compensation	2.60	3.18	(18)	3.26	2.92	3.28	(11)
G&A stock-based compensation expense	2.60	0.80	225	1.30	1.96	0.66	197
Equity tax	—	—	—	—	—	0.26	(100)
Foreign exchange loss (gain)	0.76	1.63	(53)	(0.38)	0.20	0.44	(55)
Financial instruments loss (gain)	1.88	(0.60)	413	2.84	2.35	(1.49)	258
Interest expense	2.90	1.39	109	2.24	2.58	1.39	86
	29.10	19.70	48	25.38	27.27	17.23	58

Loss on sale	(0.12)	(3.79)	(97)	—	(0.06)	(1.96)	(97)
Interest income	0.24	0.10	140	0.32	0.28	0.14	100

Income before income taxes	19.01	2.71	601	17.81	18.43	8.24	124
Current income tax expense	1.90	0.74	157	5.02	3.43	1.99	72
Deferred income tax expense	9.12	4.82	89	5.51	7.35	4.95	48
	11.02	5.56	98	10.53	10.78	6.94	55
Net income (loss)	$7.99	$(2.85)	380	$7.28	$7.65	$1.30	488

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Oil and Gas Production and Sales Volumes, BOEPD

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Average Daily Volumes (BOEPD)	Total	Colombia	Brazil	Total
Working Interest Production Before Royalties	35,400	30,098	1,339	31,437
Royalties	(7,202)	(4,819)	(195)	(5,014)
Production NAR	28,198	25,279	1,144	26,423
(Increase) Decrease in Inventory	(296)	(147)	7	(140)
Sales	27,902	25,132	1,151	26,283

Royalties, % of Working Interest Production Before Royalties	20%	16%	15%	16%

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Average Daily Volumes (BOEPD)	Total	Colombia	Brazil	Total
Working Interest Production Before Royalties	35,239	29,294	1,369	30,663
Royalties	(7,045)	(4,843)	(208)	(5,051)
Production NAR	28,194	24,451	1,161	25,612
(Increase) Decrease in Inventory	(639)	(70)	9	(61)
Sales	27,555	24,381	1,170	25,551

Royalties, % of Working Interest Production Before Royalties	20%	17%	15%	16%

Oil and gas production NAR for the three and six months ended June 30, 2018 increased by 7% to 28,198 and by 10% to 28,194 BOEPD compared with 26,423 and 25,612 BOEPD, respectively, in the corresponding periods of 2017.

Colombian oil and gas production NAR for the three and six months ended June 30, 2018 increased by 12% and 15%, respectively, compared with the corresponding periods of 2017. The increase in production was a result of successful drilling and a workover campaign in the Acordionero and Costayaco Fields and the Vonu-1 exploration well. Working interest production before royalties from the Acordionero Field averaged 17,710 bopd before royalties (14,076 bopd NAR) during the three months ended June 30, 2018 compared with 8,362 bopd in the corresponding period of 2017, a 112% increase. Acordionero Field production increased 959 bopd before royalties from the three months ended March 31, 2018. During the second quarter of 2018, four wells were brought on production. Production was negatively impacted by two Electronic Submersible Pumps ("ESPs") failures in Acordionero and one ESP failure in Costayaco.

Royalties as a percentage of production for the three and six months ended June 30, 2018 increased compared with the corresponding periods of 2017 commensurate with the increase in oil prices due to price sensitive royalties payable in Colombia, higher API in the Acordionero Field and this field reaching the threshold for the High Price Royalties.

Operating Netbacks

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
(Thousands of U.S. Dollars)	Total	Colombia	Brazil	Total
Oil and Natural Gas Sales	$163,446	$91,905	$4,223	$96,128
Transportation Expenses	(6,522)	(6,319)	(173)	(6,492)
	156,924	85,586	4,050	89,636
Operating Expenses	(35,059)	(26,192)	(1,016)	(27,208)
Operating Netback(1)	$121,865	$59,394	$3,034	$62,428

U.S. Dollars Per BOE Sales Volumes NAR
Brent	$74.90	$50.92	$50.92	$50.92
Vasconia, Quality and Transportation Discounts	(10.53)	(10.74)	(10.62)	(10.73)
Average Realized Price	64.37	40.18	40.30	40.19
Transportation Expenses	(2.57)	(2.76)	(1.65)	(2.71)
Average Realized Price Net of Transportation Expenses	61.80	37.42	38.65	37.48
Operating Expenses	(13.81)	(11.45)	(9.69)	(11.38)
Operating Netback(1)	$47.99	$25.97	$28.96	$26.10

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
(Thousands of U.S. Dollars)	Total	Colombia	Brazil	Total
Oil and Natural Gas Sales	$301,674	$182,369	$8,418	$190,787
Transportation Expenses	(13,519)	(13,084)	(350)	(13,434)
	288,155	169,285	8,068	177,353
Operating Expenses	(61,324)	(49,348)	(1,797)	(51,145)
Operating Netback(1)	$226,831	$119,937	$6,271	$126,208

U.S. Dollars Per BOE Sales Volumes NAR
Brent	$71.04	$52.79	$52.79	$52.79
Vasconia, Quality and Transportation Discounts	(10.55)	(11.46)	(13.03)	(11.54)
Average Realized Price	60.49	41.33	39.76	41.25
Transportation Expenses	(2.71)	(2.96)	(1.65)	(2.90)
Average Realized Price Net of Transportation Expenses	57.78	38.37	38.11	38.35
Operating Expenses	(12.30)	(11.18)	(8.49)	(11.06)
Operating Netback(1)	$45.48	$27.19	$29.62	$27.29

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Oil and gas sales for the three and six months ended June 30, 2018 increased by 70% to $163.4 million and 58% to $301.7 million, respectively, compared with the corresponding periods of 2017. Compared with the prior quarter, oil and gas sales increased by 18%. The increases were due to increased sales volumes and realized oil prices. The following table shows the effect of changes in realized prices and sales volumes on our oil and gas sales for the three and six months ended June 30, 2018 compared with the prior quarter and the corresponding periods in 2017:

	Second Quarter 2018 Compared with First Quarter 2018	Second Quarter 2018 Compared with Second Quarter 2017	Six Months Ended, June 30, 2018 Compared with Six Months Ended June 30, 2017
Oil and natural gas sales for the comparative period	$138,228	$96,128	$190,787
Realized sales price increase effect	20,096	61,401	95,920
Sales volume increase effect	5,122	5,917	14,967
Oil and natural gas sales for period ended June 30, 2018	$163,446	$163,446	$301,674

Average realized prices for the three and six months ended June 30, 2018 increased by 60% and 47%, respectively, compared with the corresponding periods of 2017. Compared with the prior quarter, average realized prices increased by 14%. The increases were commensurate with increases in benchmark oil prices and lower quality and transportation discounts. Average Brent oil prices for the three and six months ended June 30, 2018 increased by 47% and 35%, respectively, compared with the corresponding periods of 2017 and increased by 11% compared with the prior quarter.

We have options to sell our oil through multiple pipelines and trucking routes. Each transportation route has varying effects on realized sales prices and transportation expenses. We focus on maximizing operating netback. The following table shows the percentage of oil volumes we sold in Colombia using each transportation method for the three and six months ended June 30, 2018 and 2017 and the prior quarter:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2018	2017	2018	2018	2017
Volume transported through pipeline	9%	20%	9%	9%	22%
Volume sold at wellhead	41%	52%	52%	42%	52%
Volume not sold at wellhead, trucking	50%	28%	39%	49%	26%
	100%	100%	100%	100%	100%

Volumes transported not sold at the wellhead receive higher realized prices, but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized prices, offset by lower transportation expenses.

Total Company transportation expenses for the three and six months ended June 30, 2018 of $6.5 million and $13.5 million, respectively, were comparable with the corresponding periods of 2017. On a per BOE basis, transportation expenses for the three and six months ended June 30, 2018 decreased by 5% to $2.57, and by 7% to $2.71, from $2.71 and $2.90, respectively, compared with the corresponding periods of 2017. The decrease was primarily due to the use of alternative transportation routes, which had lower costs per BOE.

Colombian transportation expenses for the three and six months ended June 30, 2018 on a per BOE basis decreased by 7% and 8% to $2.57 and $2.71 per BOE, from $2.76 and $2.96, respectively in the corresponding periods of 2017. The decrease in Colombian transportation expenses per BOE was due to renegotiation of certain sales contracts, which had lower transportation costs compared to contracts used in 2017.

Transportation expenses for the three months ended June 30, 2018 decreased 7% compared with $7.0 million in the prior quarter. On a per BOE basis, transportation expenses decreased by 10% to $2.57 from $2.86 in the prior quarter. The decrease was primarily due to the use of alternative transportation routes, which had lower costs per BOE.

In addition to lower transportation expenses, we also achieved decreases in quality and transportation discounts. The following table shows the variance in our average realized prices net of transportation expenses in Colombia for the three and six months ended June 30, 2018 compared with the prior quarter and the corresponding periods in 2017:

U.S. Dollars Per BOE Sales Volumes NAR	Second Quarter 2018 Compared with First Quarter 2018	Second Quarter 2018 Compared with Second Quarter 2017	Six Months Ended, June 30, 2018 Compared with Six Months Ended June 30, 2017
Average realized price net of transportation expenses for the comparative period	$53.60	$37.42	$38.37
Increase in benchmark prices	7.72	$23.98	18.25
Decrease in quality and transportation discounts	0.19	0.21	0.91
Decrease in transportation expenses	0.29	0.19	0.25
Average realized price net of transportation expenses for the period ended June 30, 2018	$61.80	$61.80	$57.78

Total Company operating expenses for the three and six months ended June 30, 2018 increased by 29% to $35.1 million, and by 20% to $61.3 million, respectively, compared with total Company operating expenses in the corresponding periods of 2017.

Colombian operating expenses for the three and six months ended June 30, 2018 on a per BOE basis increased by $2.36 and $1.12, respectively, compared with the corresponding periods of 2017. Workover expenses increased by $0.11 and decreased by $0.27, respectively, over the same periods. Excluding workover expenses, Colombia operating expenses increased by $2.25 and $1.39, respectively, primarily as a result of payments triggered by renegotiating our field operating agreements, power generation costs, equipment rental and accelerated maintenance costs mainly in the Acordionero field during the second quarter of 2018.

Operating expenses for the three months ended June 30, 2018 increased by 33% compared with the prior quarter. On a per BOE basis, operating expenses increased by $3.08. Workover expenses increased by $1.45. Excluding workover expenses, operating expenses increased by $1.63 compared with the prior quarter as a result of higher operating activities during the second quarter of 2018 mentioned in the paragraph above.

DD&A Expenses

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE
Colombia	$46,065	$18.14	$30,130	$13.17
Brazil	—	—	1,050	10.02
Peru	—	—	412	—
Corporate	542	—	221	—
	$46,607	$18.36	$31,813	$13.30

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE
Colombia	$84,564	$16.96	$55,065	$12.48
Brazil	—	—	2,263	10.69
Peru	—	—	921	—
Corporate	1,504	—	440	—
	$86,068	$17.26	$58,689	$12.69

DD&A expenses for the three and six months ended June 30, 2018 increased to $46.6 million ($18.36 per BOE) and $86.1 million ($17.26 per BOE), respectively, from $31.8 million ($13.30 per BOE) and $58.7 million ($12.69 per BOE), respectively, in the corresponding periods in 2017. On a per BOE basis, the increase was due to higher costs in the depletable base, partially offset by increased proved reserves. On a per BOE basis, DD&A expenses increased by 14% from $16.12 per BOE in the prior quarter primarily due to higher costs in the depletable base.

G&A Expenses

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2018	2017	% Change	2018	2018	2017	% Change
G&A Expenses Before Stock-Based Compensation	$6,604	$7,610	(13)	$7,982	$14,586	$15,173	(4)
G&A Stock-Based Compensation	6,609	1,903	247	3,178	9,787	3,052	221
G&A Expenses, Including Stock-Based Compensation	$13,213	$9,513	39	$11,160	$24,373	$18,225	34

U.S. Dollars Per BOE Sales Volumes NAR
G&A Expenses Before Stock-Based Compensation	$2.60	$3.18	(18)	$3.26	$2.92	$3.28	(11)
G&A Stock-Based Compensation	2.60	0.80	225	1.30	1.96	0.66	197
G&A Expenses, Including Stock-Based Compensation	$5.20	$3.98	31	$4.56	$4.88	$3.94	24

For the three and six months ended June 30, 2018, G&A expenses before stock-based compensation decreased by 13% and 4%, respectively, from the corresponding periods of 2017. The decrease was primarily the result of higher overhead recoveries, partially offset by increase in Colombia and Corporate G&A expenses commensurate with our growth. On a per BOE basis, G&A expenses before stock-based compensation decreased 18% and 11%, respectively, from the corresponding periods of 2017.

After stock-based compensation, G&A expenses for the three and six months ended June 30, 2018 increased by 39% to $13.2 million and by 34% to $24.4 million, respectively, compared with the corresponding periods in 2017 mainly due to higher G&A Stock-Based Compensation resulting from a higher share price at June 30, 2018. G&A expenses for the three months ended June 30, 2018 increased by 18% compared with the prior quarter for the same reason.

Foreign Exchange Losses

For the three and six months ended June 30, 2018 we had foreign exchange losses of $1.9 million and $1.0 million, respectively, compared with $3.9 million and $2.1 million, respectively, in the corresponding periods of 2017. Deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the main source of the foreign exchange gains and losses. Due to the long-term nature of deferred tax liabilities, the related foreign exchange losses are not expected to be realized in the near-term.

The following table presents the change in the U.S. dollar against the Colombian peso for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Change in the U.S. dollar against the Colombian peso	strengthened by	strengthened by	weakened by	strengthened by
	5%	6%	2%	1%

Financial Instrument Gains and Losses

The following table presents the nature of our financial instruments gains and losses for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2017
Commodity price derivative loss (gain)	$14,461	$(1,545)	$19,455	$(6,247)
Foreign currency derivatives loss (gain)	1,945	98	(2,024)	(639)
Investment gain	(11,638)	—	(5,717)	—
	$4,768	$(1,447)	$11,714	$(6,886)

Income Tax Expense and Recovery

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2017
Income before income tax	$48,296	$6,490	$91,928	$38,057

Current income tax expense	$4,827	$1,772	$17,116	$9,189
Deferred income tax expense	23,169	11,525	36,651	22,904
Total income tax expense	$27,996	$13,297	$53,767	$32,093

Effective tax rate			58%	84%

Current income tax expense was higher in the three and six months ended June 30, 2018 compared with the corresponding periods of 2017 as a result of higher taxable income in Colombia. The deferred income tax expense for the three and six months ended

June 30, 2018 of $23.2 million and $36.7 million, respectively, was primarily due to excess tax depreciation as compared with accounting depreciation in Colombia.

Current income tax expense decreased to $4.8 million compared with $12.3 million in the prior quarter primarily as a result of accelerated tax write-off related to current period drilling activities.

For the six months ended June 30, 2018, the difference between the effective tax rate of 58% and the 21% U.S. statutory rate was primarily due to an increase to the impact of foreign taxes, valuation allowance, stock-based compensation, foreign currency translation and non-deductible third party royalty in Colombia.

For the six months ended June 30, 2017, the difference between the effective tax rate of 84% and the 35% U.S. statutory rate was primarily due to an increase in the impact of foreign taxes, other permanent differences, valuation allowance largely attributable to losses incurred in the United States and Colombia, as well as the impact of a non-deductible third-party royalty in Colombia, stock-based compensation and other local taxes.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Second Quarter 2018 Compared with First Quarter 2018	% change	Second Quarter 2018 Compared with Second Quarter 2017	% change	Six Months Ended, June 30, 2018 Compared with Six Months Ended June 30, 2017	% change
Net income (loss) for the comparative period	$17,861		$(6,807)		$5,964
Increase (decrease) due to:
Prices	20,096		61,401		95,920
Sales volumes	5,122		5,917		14,967
Expenses:
Operating	(8,794)		(7,851)		(10,179)
Transportation	475		(30)		(85)
Cash G&A and RSU settlements, excluding stock-based compensation expense	1,411		1,156		1,012
Interest, net of amortization of debt issuance costs	(1,707)		(3,821)		(6,156)
Realized foreign exchange	(240)		(338)		531
Settlement of financial instruments	(3,849)		(10,114)		(16,699)
Current taxes	7,462		(3,055)		(7,927)
Equity tax	—		—		1,224
Other	(175)		364		743
Net change in funds flow from operations(1) from comparative period	19,801		43,629		73,351
Expenses:
Depletion, depreciation and accretion	(7,146)		(14,794)		(27,379)
Deferred tax	(9,687)		(11,644)		(13,747)
Amortization of debt issuance costs	(173)		(223)		(288)
Stock-based compensation, net of RSU settlement	(3,464)		(4,856)		(7,160)
Financial instruments gain or loss, net of financial instruments settlements	6,027		3,899		(1,901)
Unrealized foreign exchange	(2,627)		2,312		537
Loss on sale	(292)		8,784		8,784
Net change in net income or loss	2,439		27,107		32,197
Net income for the current period	$20,300	14%	$20,300	398%	$38,161	540%

(1)Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

2018 Capital Program

Colombia remains our focus and represents 100% of the 2018 capital program. We have expanded the 2018 development capital program by an additional $15 to $30 million for;

•	Ayombero appraisal drilling of 3 wells based on the success of the Ayombero-1 well;

•	Costayaco development drilling in legacy reservoirs and 1 additional water injection well; and

•	2 Acordionero development wells accelerated from 2019 into fourth quarter 2018.

We expect the following ranges for our revised 2018 capital budget:

	Number of Wells (Gross)	Number of Wells (Net)	2018 Capital Budget ($ million)
Colombia
Development	22-24	21-22	$130-135
Exploration	8-11	7-10	80-90
Facilities	—	—	75-80
Seismic and Studies	—	—	20
	30-35	28-32	$305-325

Based on the midpoint of the guidance, the capital budget is forecasted to be approximately 68% directed to development and 32% to exploration. Between 35% and 40% of the revised 2018 development capital program is expected to be directed to facilities, with approximately 75% of this investment expected to be dedicated to the acceleration of the ongoing facilities expansion at the Acordionero Field. We expect our revised 2018 capital program to be fully funded by cash flows from operations.

Capital expenditures during the three months ended June 30, 2018, were $84.4 million:

(Thousands of U.S. Dollars)
Colombia:
Exploration	$18,301
Development:
Facilities	16,957
Drilling and Completions	41,696
Other	6,803
83,757
Corporate	637
$84,394

During the three months ended June 30, 2018, we drilled the following wells in Colombia:

	Number of wells (Gross)	Number of wells (Net)
Development	5	5.0
Exploration	1	0.5
Total Colombia	6	5.5

Five development wells were spud, consisting of two in the Midas Block (Acordionero-23-i and 24), two in the Chaza Block (Costayaco-33 and 35-i), and one in the Putumayo-7 Block (Cumplidor-2). Three of these wells are currently on production (Costayaco-33, 35-i and Cumplidor-2). Additionally, of the wells that were in-progress at March 31, 2018, three development wells (Acordionero-20, 22 and Costayaco-32) are currently producing. We also drilled the Tonga-1 exploration well in the Sinu-3 Block, which was plugged and abandoned as the well did not encounter commercial hydrocarbon quantities. This was a commitment exploration well.

We also continued facilities work at the Acordionero Field on the Midas Block and the Moqueta and Costayaco Fields on the Chaza Block.

During the three months ended June 30, 2018, we acquired additional working interests in Alea1848-A and 1947-C for total cash consideration of $3.1 million, which increased our position in these blocks to 100% and expanded our exploration opportunities in the Putumayo Basin. These acquisitions are subject to approval by the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency).

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	June 30, 2018	% Change	December 31, 2017
Cash and Cash Equivalents	$125,807	921	$12,326

Current Restricted Cash and Cash Equivalents	$2,836	(76)	$11,787

Revolving Credit Facility	$—	(100)	$148,000

Senior Notes	$300,000	—	$—

Convertible Notes	$115,000	—	$115,000

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

At June 30, 2018, we had a revolving credit facility with a syndicate of lenders with a borrowing base of $300 million and we had zero drawn on this credit facility. Availability under the revolving credit facility is determined by the reserves-based borrowing base determined by the lenders. The next re-determination of the borrowing base is due to occur no later than November 2018.

At June 30, 2018, we had $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the "Convertible Notes") and $300 million aggregate principal amount of 6.25% Senior Notes due 2025 (the "Senior Notes") outstanding. The Convertible Notes bear interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2021, unless earlier redeemed, repurchased or converted. The Convertible Notes are convertible to Common Stock at a conversion price of approximately $3.21 per share of Common Stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The Senior Notes bear interest at a rate of 6.25% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The Senior Notes will mature on February 15, 2025, unless earlier redeemed or repurchased.

Under the terms of our credit facility and Senior Notes, we are required to maintain compliance with certain financial and operating covenants which include: limitations on our ratio of debt to net income plus interest, taxes, depreciation, depletion, amortization, exploration expenses and all non-cash charges minus all non-cash income ("EBITDAX") to a maximum of 4.0 to 1.0 (under the credit facility) and 3.5 to 1.0 (under the Senior Notes); the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0 (definitions of debt, EBITDAX and other relevant terms are per the credit agreement or the indenture governing the Senior Notes and may differ between these agreements). As at June 30, 2018, we were in compliance with all financial and operating covenants in these agreements. Under the terms of the credit facility and Senior Notes, we are also limited in our ability to make distributions to our shareholders.

Cash and Cash Equivalents Held Outside of Canada and the United States

At June 30, 2018, 100% of our cash and cash equivalents were held by subsidiaries and partnerships outside of Canada and the United States. This cash was generally not available to fund domestic or head office operations unless funds were repatriated. At this time, we do not intend to repatriate further funds other than to pay head office charges, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

In Colombia, we participate in a special exchange regime, and we receive revenue in U.S. dollars offshore. We may also pay invoices denominated in U.S. dollars for our Colombian business from these U.S. dollars received offshore.

Derivative Positions

At June 30, 2018, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Swap ($/bbl, Weighted Average)	Purchased Call ($/bbl, Weighted Average)
Swaps: July 1, to December 31, 2018	5,000	ICE Brent	$55.90	n/a
Participating Swaps: July 1, to December 31, 2018	5,000	ICE Brent	$52.50	$56.11

At June 30, 2018, current liabilities on our balance sheet included $27.2 million in relation to the above outstanding commodity price derivative positions.

At June 30, 2018, we had the following outstanding foreign currency derivative positions:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Purchased Call (COP)	Sold Put (COP, Weighted Average)
Collars: July 1, 2018 to December 31, 2018	87,000	29,685	COP	3,000	3,107

(1) At June 30, 2018 foreign exchange rate.

At June 30, 2018, current assets on our balance sheet included $0.9 million in relation to the above outstanding foreign currency derivative positions. We do not have any outstanding commodity price derivative positions relating to 2019.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
	2018	2017
Sources of cash and cash equivalents:
Net income	$38,161	$5,964
Adjustments to reconcile net income to EBITDA(1) and funds flow from operations(1)
DD&A expenses	86,068	58,689
Interest expense	12,870	6,426
Income tax expense	53,767	32,093
EBITDA	190,866	103,172
Current income tax expense	(17,116)	(9,189)
Stock-based compensation expense	10,202	3,183
Contractual interest and other financing expenses	(11,357)	(5,201)
Cash settlement of RSUs	(360)	(501)
Unrealized foreign exchange loss	539	1,076
Financial instruments loss (gain)	11,714	(6,886)
Cash settlement of financial instruments	(15,483)	1,216
Loss on sale	292	9,076
Funds flow from operations	169,297	95,946
Proceeds from bank debt, net of issuance costs	4,988	98,304
Proceeds from issuance of Senior Notes, net of issuance costs	288,087	—
Proceeds from issuance of shares	845	—
Cash deposit received for letter of credit arrangements upon sale of Brazil business unit	—	4,700
Deposit received for sale of Brazil business unit	—	34,481
	463,217	233,431

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(157,088)	(104,025)
Additions to property, plant and equipment - property acquisitions	(3,100)	(30,410)
Repayment of bank debt	(153,000)	(33,000)
Repurchase of shares of Common Stock	(1,208)	(10,000)
Net changes in assets and liabilities from operating activities	(37,994)	(28,112)
Changes in non-cash investing working capital	(6,142)	(627)
Settlement of asset retirement obligations	(369)	(298)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(69)	(1,175)
	(358,970)	(207,647)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$104,247	$25,784

(1) EBITDA and funds flow from operations are a non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

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

Off-Balance Sheet Arrangements

As at June 30, 2018, we had no off-balance sheet arrangements.

Contractual Obligations

During February 2018, we issued $300 million aggregate principal amount of the Senior Notes. Refer to Note 5 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Form 10-Q, incorporated herein by reference, for further information. During the six months ended June 30, 2018, we fully repaid the balance of $153 million outstanding under our revolving credit facility, which remained undrawn at June 30, 2018.

Except as noted above, as at June 30, 2018, there were no other material changes to our contractual obligations outside of the ordinary course of business from those as at December 31, 2017.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2017 Annual Report on Form 10-K, filed with the SEC on February 27, 2018, and have not changed materially since the filing of that document, other than as follows:

Revenue Recognition

We adopted ASC 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018 in accordance with the modified retrospective approach. Except for providing enhanced disclosures on our revenue transactions, the application of ASC 606 did not have an impact on our consolidated financial position, results of operations or cash flows.

We evaluate our arrangements with third parties and partners to determine if we act as a principal or an agent. In making this evaluation, management considers if we obtain control of the product delivered, which is indicated by us having the primary responsibility for the delivery of the product, having ability to establish prices or having inventory risk. If we act in the capacity of an agent rather than as a principal in transaction, then the revenue is recognized on a net-basis, only reflecting the fee realized by us from the transaction. When determining if we acted as a principal or as an agent in transactions, we determine if we obtain control of the product. As part of this assessment, management considered detailed criteria for revenue recognition set out in ASC 606.

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

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our revolving credit facility, which bears floating rates of interest. At June 30, 2018, our outstanding revolving credit facility was nil (December 31, 2017 - $148.0 million).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1-30, 2018	—	—	—	18,804,820
May 1-31, 2018	4,500	2.98	4,500	18,800,320
June 1- 30, 2018	—	—	—	18,800,320
	4,500	2.98	4,500	18,800,320

(1) Based on settlement date.

(2) Exclusive of commissions paid to the broker to repurchase the Common Stock.

(3) On March 7, 2018, we announced that we intended to implement a share repurchase program (the “2018 Program”) through the facilities of the TSX and eligible alternative trading platforms in Canada. We received regulatory approval from the TSX to commence the 2018 Program on March 12, 2018. We are able to purchase at prevailing market prices up to 19,269,732 shares of Common Stock, representing approximately 5% of our issued and outstanding shares of Common Stock as of March 8, 2018.

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

Item 6. Exhibits

Exhibit No.	Description	Reference

2.1	Plan of Conversion, dated October 31, 2016.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.3	Certificate of Retirement dated July 9, 2018	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 9, 2018 (SEC File No. 001-34018).

4.1	Indenture related to the 5.00% Convertible Senior Notes due 2021, dated as of April 6, 2016, between Gran Tierra Energy Inc. and U.S. Bank National Association	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2016 (SEC File No. 001-34018).

4.2	Form of 5.00% Convertible Senior Notes due 2021	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2016 (SEC File No. 001-34018).

4.3	Subscription Receipt Agreement, dated July 8, 2016, by and between Gran Tierra Energy Inc. and Computershare Trust Company of Canada.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on July 14, 2016 (SEC File No. 001-34018).

4.4	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC on July 14, 2016 (SEC File No. 001-34018).

4.5
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

4.6
Indenture related to the 6.25% Senior Notes due 2025, dated as of February 15, 2018, between Gran Tierra Energy International Holdings Ltd., the Guarantors named therein and U.S. Bank National Association
Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.7	Form of 6.25% Senior Notes due 2025	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

10.1
Tenth Amendment to Credit Agreement, dated as of May 25, 2018, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia and the lenders party thereto
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

GRAN TIERRA ENERGY INC.

Date: August 2, 2018	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	/s/ Ryan Ellson
By: Ryan Ellson
Chief Financial Officer
(Principal Financial and Accounting Officer)