Form 10-Q
period 2018-09-30
GRAN TIERRA ENERGY INC.
filed 2018-11-01
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes   ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

On October 30, 2018, 391,347,284 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2018

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
OIL AND NATURAL GAS SALES (Notes 3 and 7)	$175,118	$103,768	$476,792	$294,555

EXPENSES
Operating	29,511	21,931	78,019	60,547
Workover	13,106	5,390	25,922	17,919
Transportation	7,505	6,038	21,024	19,472
Depletion, depreciation and accretion (Note 3)	51,630	35,279	137,698	93,968
General and administrative (Note 3)	13,811	8,651	37,173	26,876
Severance	1,004	1,164	2,015	1,164
Equity tax	—	—	—	1,224
Foreign exchange (gain) loss	(888)	(1,271)	94	779
Financial instruments (gain) loss (Note 10)	(4,874)	1,675	6,840	(5,211)
Interest expense (Note 5)	7,404	3,989	20,274	10,415
	118,209	82,846	329,059	227,153

LOSS ON SALE	—	—	(292)	(9,076)
INTEREST INCOME	725	301	2,121	954
INCOME BEFORE INCOME TAXES (Note 3)	57,634	21,223	149,562	59,280

INCOME TAX EXPENSE (RECOVERY)
Current (Note 8)	19,108	4,333	36,224	13,522
Deferred (Note 8)	(36,769)	13,760	(118)	36,664
	(17,661)	18,093	36,106	50,186
NET AND COMPREHENSIVE INCOME	$75,295	$3,130	$113,456	$9,094

NET INCOME PER SHARE
- BASIC	$0.19	$0.01	$0.29	$0.02
- DILUTED	$0.18	$0.01	$0.28	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	391,209,589	394,771,194	391,185,636	397,439,007
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	427,947,959	394,774,953	427,416,964	397,450,637

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at September 30, 2018	As at December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$130,158	$12,326
Restricted cash and cash equivalents (Note 11)	1,228	11,787
Accounts receivable	64,616	45,353
Investment (Note 10)	37,608	25,055
Taxes receivable	70,256	40,831
Other current assets	14,153	9,893
Total Current Assets	318,019	145,245

Oil and Gas Properties (using the full cost method of accounting)
Proved	804,204	629,081
Unproved	441,275	464,948
Total Oil and Gas Properties	1,245,479	1,094,029
Other capital assets	2,901	5,195
Total Property, Plant and Equipment (Note 3)	1,248,380	1,099,224

Other Long-Term Assets
Deferred tax assets	58,901	57,310
Investment (Note 10)	17,623	19,147
Other long-term assets (Note 11)	5,133	6,112
Goodwill (Note 3)	102,581	102,581
Total Other Long-Term Assets	184,238	185,150
Total Assets (Note 3)	$1,750,637	$1,429,619
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$164,885	$126,199
Derivatives (Note 10)	17,688	21,151
Taxes payable	9,759	9,324
Equity compensation award liability (Note 10)	16,534	295
Total Current Liabilities	208,866	156,969

Long-Term Liabilities
Long-term debt (Notes 5 and 10)	398,989	256,542
Deferred tax liabilities	28,470	28,417
Asset retirement obligation	38,877	31,241
Equity compensation award liability (Note 10)	14,648	11,135
Other long-term liabilities	9,257	8,980
Total Long-Term Liabilities	490,241	336,315

Contingencies (Note 9)

Shareholders’ Equity
Common Stock (Note 6) (391,339,489 and 385,191,042 shares of Common Stock and nil and 6,111,665 exchangeable shares, par value $0.001 per share, issued and outstanding as at September 30, 2018, and December 31, 2017, respectively)	10,295	10,295
Additional paid in capital	1,328,983	1,327,244
Deficit	(287,748)	(401,204)
Total Shareholders’ Equity	1,051,530	936,335
Total Liabilities and Shareholders’ Equity	$1,750,637	$1,429,619

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$113,456	$9,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 3)	137,698	93,968
Deferred tax (recovery) expense	(118)	36,664
Stock-based compensation (Note 6)	20,477	4,935
Amortization of debt issuance costs (Note 5)	2,329	1,868
Cash settlement of restricted share units	(360)	(534)
Unrealized foreign exchange gain	(133)	(304)
Financial instruments loss (gain) (Note 10)	6,840	(5,211)
Cash settlement of financial instruments (Note 10)	(26,169)	1,518
Cash settlement of asset retirement obligation	(456)	(462)
Loss on sale	292	9,076
Net change in assets and liabilities from operating activities (Note 11)	(40,652)	(28,105)
Net cash provided by operating activities	213,204	122,507

Investing Activities
Additions to property, plant and equipment (Note 3)	(258,551)	(175,719)
Property acquisitions (Note 4)	(20,100)	(30,410)
Net proceeds from sale of Brazil business unit	—	34,481
Changes in non-cash investing working capital	32,638	16,047
Net cash used in investing activities	(246,013)	(155,601)

Financing Activities
Proceeds from bank debt, net of issuance costs (Note 5)	4,988	115,264
Repayment of bank debt (Note 5)	(153,000)	(85,000)
Proceeds from exercise of stock options (Note 6)	1,408	—
Repurchase of shares of Common Stock (Note 6)	(1,314)	(10,000)
Proceeds from issuance of Senior Notes, net of issuance costs (Note 5)	288,087	—
Net cash provided by financing activities	140,169	20,264

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(402)	(1,060)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	106,958	(13,890)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 11)	26,678	43,267
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 11)	$133,636	$29,377

Supplemental cash flow disclosures (Note 11)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017
Share Capital
Balance, beginning of period	$10,295	$10,303
Issuance of Common Stock	1	—
Repurchase of Common Stock (Note 6)	(1)	(4)
Balance, end of period	10,295	10,299

Additional Paid in Capital
Balance, beginning of period	1,327,244	1,342,656
Exercise of stock options (Note 6)	1,407	—
Stock-based compensation (Note 6)	1,645	1,903
Repurchase of Common Stock (Note 6)	(1,313)	(9,996)
Balance, end of period	1,328,983	1,334,563

Deficit
Balance, beginning of period	(401,204)	(493,972)
Net income	113,456	9,094
Cumulative adjustment for accounting change related to tax reorganizations	—	124,476
Balance, end of period	(287,748)	(360,402)

Total Shareholders’ Equity	$1,051,530	$984,460

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

Recently Issued but Not Yet Adopted Accounting Pronouncements

Leases

In January 2018, the FASB issued ASU 2018-01, "Land Easement Practical Expedient for Transition to Topic 842". ASU 2018-01 provides an optional transition practical expedient that, if elected, would not require an organization to reconsider their accounting for existing or expired land easements that were not previously accounted for as leases under Topic 840. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-02. The Company is planning to adopt ASU 2018-01 upon transition to ASU 2016-02 "Leases".

The Company has completed an assessment of its contract inventory, identified contracts which meet the definition of a lease and is currently determining the value of right-of-use lease assets and lease liabilities and transition adjustments. The Company expects to use practical expedients available for land easements and short-term leases and will apply the guidance of ASU 2016-02 using a modified retrospective transition approach.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement". ASU 2018-13 will modify certain fair value measurements disclosure requirements. ASU 2018-13 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The disclosure amendments on changes in unrealized gains and losses, and disclosure requirements for significant unobservable inputs used to develop Level 3 fair value measurements, should be applied prospectively. All other amendments in ASU 2018-13 should be applied retrospectively. Early adoption is permitted. The application of ASU 2018-13 will not impact the Company’s consolidated financial position, results of operations or cash flows.

Intangibles - Goodwill and Other - Internal-use Software

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract". ASU 2018-15 clarifies requirements for capitalization of software development costs and requires that a hosting arrangement that is a service contract to be capitalized and expensed over the term of the hosting arrangement.

ASU 2018-15 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The provisions of this amendment should be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact this update will have on its consolidated financial position, results of operations, cash flows, and disclosure.

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

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended September 30, 2018
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Oil and natural gas sales	$175,118	$—	$175,118
Depletion, depreciation and accretion	51,416	214	51,630
General and administrative expenses	7,370	6,441	13,811
Income (loss) before income taxes	63,797	(6,163)	57,634
Segment capital expenditures	101,453	10	101,463

	Three Months Ended September 30, 2017
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Oil and natural gas sales	$103,768	$—	$103,768
Depletion, depreciation and accretion	33,388	1,891	35,279
General and administrative expenses	5,500	3,151	8,651
Income (loss) before income taxes	31,276	(10,053)	21,223
Segment capital expenditures	70,606	1,088	71,694

	Nine Months Ended September 30, 2018
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Oil and natural gas sales	$476,792	$—	$476,792
Depletion, depreciation and accretion	135,980	1,718	137,698
General and administrative expenses	20,876	16,297	37,173
Income (loss) before income taxes	175,977	(26,415)	149,562
Segment capital expenditures	257,771	780	258,551

	Nine Months Ended September 30, 2017
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Oil and natural gas sales	$286,137	$8,418	$294,555
Depletion, depreciation and accretion	88,453	5,515	93,968
General and administrative expenses	15,561	11,315	26,876
Income (loss) before income taxes	90,018	(30,738)	59,280
Segment capital expenditures	168,881	6,838	175,719

	As at September 30, 2018
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Property, plant and equipment	$1,246,979	$1,401	$1,248,380
Goodwill	102,581	—	102,581
All other assets	226,733	172,943	399,676
Total Assets	$1,576,293	$174,344	$1,750,637

	As at December 31, 2017
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Property, plant and equipment	$1,096,833	$2,391	$1,099,224
Goodwill	102,581	—	102,581
All other assets	176,980	50,834	227,814
Total Assets	$1,376,394	$53,225	$1,429,619

4. Property, Plant and Equipment

On August 6, 2018, the Company acquired a working interest ("WI") in the VMM-2 block in the Middle Magdalena Valley Basin for cash consideration of $17.0 million, of which $6.2 million was allocated to proved properties.

On June 20, 2018, the Company acquired the remaining WI in the Alea 1848-A and 1947-C Blocks in the Putumayo Basin for cash consideration of $3.1 million.

Subsequent to September 30, 2018, the Company acquired the remaining 45% WI in the PUT-1 Block in the Putumayo Basin for cash consideration of $28.1 million.

5. Debt and Debt Issuance Costs

The Company's debt at September 30, 2018 and December 31, 2017 was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2018	As at December 31, 2017
Senior notes	$300,000	$—
Convertible notes	115,000	115,000
Revolving credit facility	—	148,000
Unamortized debt issuance costs	(16,011)	(6,458)
Long-term debt	$398,989	$256,542

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

Interest Expense

The following table presents total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2017
Contractual interest and other financing expenses	$6,588	$3,346	$17,945	$8,547
Amortization of debt issuance costs	816	643	2,329	1,868
	$7,404	$3,989	$20,274	$10,415

6. Share Capital

On  May 1, 2018, Gran Tierra Exchangeco Inc., a wholly-owned subsidiary of the Company, announced that it had established a redemption date of July 5, 2018 in respect of all of its outstanding exchangeable shares. Effective July 5, 2018, all remaining outstanding exchangeable shares of record on July 4, 2018 were acquired for purchase consideration of one share of Gran Tierra common stock for each exchangeable share, and on July 9, 2018, the Company retired and canceled one share of Special A Voting Stock and one share of Special B Voting Stock, which held voting rights in connection with those exchangeable shares. As a result, no shares of Special A Voting Stock and Special B Voting Stock remain outstanding.

	Shares of Common Stock	Exchangeable Shares of Gran Tierra Exchangeco Inc.	Exchangeable Shares of Gran Tierra Goldstrike Inc.
Balance, December 31, 2017	385,191,042	4,422,776	1,688,889
Options exercised	541,394	—	—
Shares repurchased and canceled	(504,612)	—	—
Exchange of exchangeable shares	6,111,665	(4,422,776)	(1,688,889)
Balance, September 30, 2018	391,339,489	—	—

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

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), restricted stock units (“RSUs”) and stock option activity for the nine months ended September 30, 2018:

	PSUs	DSUs	RSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2017	6,131,951	455,768	122,090	8,960,692	3.65
Granted	3,660,422	182,607	—	2,049,930	2.54
Exercised	—	—	(120,268)	(541,394)	2.60
Forfeited	(618,735)	—	(1,822)	(656,847)	4.69
Expired	—	—	—	(621,854)	6.55
Balance, September 30, 2018	9,173,638	638,375	—	9,190,527	3.20

Stock-based compensation expense for the three and nine months ended September 30, 2018, was $10.3 million and $20.5 million, respectively, and was primarily recorded in general and administrative ("G&A") expenses (three and nine months ended September 30, 2017 - $1.8 million and $4.9 million, respectively).

At September 30, 2018, there was $24.2 million (December 31, 2017 - $13.7 million) of unrecognized compensation cost related to unvested PSUs and stock options which is expected to be recognized over a weighted average period of 1.7 years.

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

Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of common and exchangeable shares outstanding	391,209,589	394,771,194	391,185,636	397,439,007
Shares issuable pursuant to stock options	6,509,385	61,325	4,295,964	187,150
Shares assumed to be purchased from proceeds of stock options	(5,585,408)	(57,566)	(3,879,029)	(175,520)
Shares issuable pursuant to convertible notes	35,814,393	—	35,814,393	—
Weighted average number of diluted common and exchangeable shares outstanding	427,947,959	394,774,953	427,416,964	397,450,637

For the three and nine months ended September 30, 2018, 3,198,865 and 5,436,667 options, respectively, (three and nine months ended September 30, 2017 - 9,259,811 and 9,744,747 options, respectively), on a weighted average basis, were excluded from the diluted income per share calculation as the options were anti-dilutive. Shares issuable upon conversion of the 5.00% Convertible Notes due 2021 ("Convertible Notes") were dilutive and included in the diluted income per share calculation. For the three and nine months ended September 30, 2018, the numerator used in the computation of diluted earnings per share included net income for the period adjusted for interest after tax on convertible debentures and amortization of debt issuance costs of $1.7 million and $5.2 million, respectively.

7. Revenue

Most of the Company's revenues are from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia crude, quality and transportation discounts each month. For the three and nine months ended September 30, 2018, 100% (three and nine months ended September 30, 2017 - 100%) of the Company's revenue resulted from oil sales. During the three and nine months ended September 30, 2018, quality and transportation discounts were 13% and 14% respectively, of the ICE Brent price (three and nine months ended September 30, 2017 - 21% and 22%, respectively). During the three and nine months ended September 30, 2018, the Company's production was sold primarily to two major customers in Colombia (three and nine months ended September 30, 2017 - three).

As at September 30, 2018, accounts receivable included $8.9 million of accrued sales revenue related to September 2018 production (December 31, 2017 - $11.1 million related to December 31, 2017 production).

8. Taxes

The Company's effective tax rate was 24% in the nine months ended September 30, 2018, compared with 85% in the comparative period in 2017. Current income tax expense was higher in the nine months ended September 30, 2018, compared with the corresponding period in 2017, primarily as a result of higher taxable income in Colombia. The deferred income tax recovery of $0.1 million for the nine months ended September 30, 2018 was primarily due to the impact of the release of a portion of the valuation allowance in Colombia, partially offset by the excess tax depreciation compared with accounting depreciation in Colombia.

For the nine months ended September 30, 2018, the difference between the effective tax rate of 24% and the 21% U.S. statutory rate was primarily due to the impact of foreign taxes, which was partially offset by a decrease in the valuation allowance and other permanent differences.

For the comparative period in 2017, the 85% effective tax rate differed from the U.S. statutory rate of 35% primarily due to the impact of foreign taxes and an increase in the valuation allowance, which were partially offset by other permanent differences.

The Tax Cuts and Jobs Act (the "Act") was enacted in the US on December 22, 2017. The Act reduced the US federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In 2017, the Company recorded provisional amounts for the enactment-date effects of the Act that included adjusting deferred tax assets (before valuation allowance), by applying the guidance in SAB 118, because it had not yet completed its enactment-date accounting for these effects. In the period ended September 30, 2018, the Company filed its US Federal 2017 tax return, whereby the provisional amounts recorded in 2017 were finalized and closed. The changes to the 2017 enactment-date provisional amounts resulted in a $9.4 million increased Foreign Tax Credit carryover balance, which was fully offset by a corresponding increase in the related valuation allowance.

9. Contingencies

The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) ("ANH") and Gran Tierra are engaged in ongoing discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of an additional royalty (the "HPR royalty"). Based on the Company's understanding of the ANH's position, the estimated compensation which would be payable if the ANH’s interpretation is correct could be up to $53.7 million as at September 30, 2018. At this time no amount has been accrued in the interim unaudited condensed consolidated financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Letters of credit and other credit support

At September 30, 2018, the Company had provided letters of credit and other credit support totaling $78.3 million (December 31, 2017 - $76.0 million) as security relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

10. Financial Instruments and Fair Value Measurement

Financial Instruments

At September 30, 2018, the Company’s financial instruments recognized in the balance sheet consisted of: cash and cash equivalents; restricted cash and cash equivalents; accounts receivable; investments; derivatives, accounts payable and accrued liabilities, long-term debt and equity compensation award liability.

Fair Value Measurement

The fair value of certain investments, derivatives and equity compensation awards (PSU and DSU) liabilities are remeasured at the estimated fair value at the end of each reporting period.

The fair value of the short-term portion of the Company's investment in PetroTal Corp. ("PetroTal") (formerly Sterling Resources Ltd.) was estimated using quoted prices from Canadian public markets, including the TSX Venture Exchange and alternative trading platforms, at September 30, 2018 and the foreign exchange rate at that time. The fair value of the long-term portion of the investment restricted by escrow conditions was estimated using observable and unobservable inputs; factors that were evaluated included quoted market prices, precedent comparable transactions, risk-free rate, measures of market risk volatility, estimates of the Company's and PetroTal's costs of capital and quotes from third parties.

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

The fair value of the Company's investment in PetroTal, derivatives and PSU and DSU liabilities at September 30, 2018, and December 31, 2017, was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2018	As at December 31, 2017
Investment in PetroTal shares - current and long-term	$55,231	$44,202
Foreign currency derivative asset	100	302
	$55,331	$44,504

Commodity price derivative liability	$17,688	$21,151
Equity compensation award liability - current and long-term	31,182	11,430
	$48,870	$32,581

The following table presents gains or losses on financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2017
Commodity price derivative loss (gain)	$929	$2,489	$20,384	$(3,759)
Foreign currency derivatives loss (gain)	525	(814)	(1,499)	(1,452)
Investment gain	(6,328)	—	(12,045)	—
Financial instruments (gain) loss	$(4,874)	$1,675	$6,840	$(5,211)

Investment gain for the three and nine months ended September 30, 2018, related to the fair value gain on the PetroTal shares Gran Tierra received or subscribed for in connection with the sale of its Peru business unit in December 2017. For the three and nine months ended September 30, 2018, this investment gain was unrealized.

Financial instruments not recorded at fair value include the Senior Notes and the Convertible Notes. At September 30, 2018, the carrying amounts of the Senior Notes and the Convertible Notes were $288.9 million and $111.8 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $293.8 million and $153.3 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

At September 30, 2018, the fair value of the current portion of the investment and DSU liability was determined using Level 1 inputs, the fair value of derivatives and PSUs was determined using Level 2 inputs and the fair value of the long-term portion of the investment restricted by escrow conditions was determined using Level 3 inputs. The table below presents the fair value of the long-term portion of the investment:

	Nine Months Ended	Year Ended
(Thousands of U.S. Dollars)	September 30, 2018	December 31, 2017
Opening balance, investment - long-term	$19,147	$—
Acquisition	—	19,091
Transfer from long-term (Level 3) to current (Level 1)	(4,787)	—
Unrealized valuation gain	5,332	56
Unrealized foreign exchange loss	(2,069)	—
Closing balance, investment - long-term	$17,623	$19,147

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

At September 30, 2018, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Swap ($/bbl, Weighted Average)	Purchased Call ($/bbl, Weighted Average)
Swaps: October 1, to December 31, 2018	5,000	ICE Brent	$55.90	n/a
Participating Swaps: October 1, to December 31, 2018	5,000	ICE Brent	$52.50	$56.11

The Company does not have any outstanding commodity price derivative positions relating to 2019.

Foreign Currency Derivatives

The Company utilizes foreign currency derivatives to manage the variability in cash flows associated with the Company's forecasted Colombian peso ("COP") denominated expenses. At September 30, 2018, the Company had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Purchased Call (COP)	Sold Put (COP, Weighted Average)
Collars: October 1, 2018 to December 31, 2018	43,500	14,636	COP	3,000	3,107
(1) At September 30, 2018 foreign exchange rate.

11. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company's interim unaudited condensed consolidated balance sheet that sum to the total of the same such amounts shown in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at September 30,		As at December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$130,158	$15,125	$12,326	$25,175
Restricted cash and cash equivalents - current	1,228	3,920	11,787	8,322
Restricted cash and cash equivalents - long-term (included in other long-term assets)	2,250	10,332	2,565	9,770
	$133,636	$29,377	$26,678	$43,267

Net changes in assets and liabilities from operating activities were as follows:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2018	2017
Accounts receivable and other long-term assets	$(35,934)	$8,356
Derivatives	21,645	—
Inventory	(3,375)	(28)
Prepaids	489	3,080
Accounts payable and accrued and other long-term liabilities	5,380	5,951
Taxes receivable and payable	(28,857)	(45,464)
Net changes in assets and liabilities from operating activities	$(40,652)	$(28,105)

The following table provides additional supplemental cash flow disclosures:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2018	2017
Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$100,790	$68,018

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

Financial and Operational Highlights

Key Highlights for the third quarter of 2018

•
Achieved a new company milestone: Colombia working interest production before royalties of 36,170 BOEPD, 11% higher compared with 32,570 BOEPD in the third quarter of 2017. Production increased largely because of production from development activities in the Acordionero Field.

•	The quarter's Colombia production also increased 60% from second quarter 2015 when the strategy to refocus Gran Tierra on Colombia began, an annual growth rate of 20%.

•
Since acquiring the Acordionero field in the Middle Magdalena Valley ("MMV") in August 2016, we have increased production 299% to a record high average rate during the quarter of 18,885 bopd (14,890 bopd NAR). From the acquisition date of August 23, 2016, until September 30, 2018, the MMV assets have generated $419.8 million in oil and natural gas sales, operating netback of $327.2 million while incurring capital expenditures of $229.8 million

•	Production NAR was 28,599 BOEPD, 4% higher than the third quarter of 2017.

•	Continued significant exposure to oil price strength with oil representing 100% of our production.

•
Oil and natural gas sales volumes were 28,659 BOEPD, 4% higher than the third quarter of 2017. The quarter's increase in oil and gas sales volumes was driven by the production increase (3,600 bopd) and a change in inventory (128 bopd), partially offset by higher royalties (2,516 bopd) due to higher oil prices.

•	Net income was $75.3 million compared with $3.1 million in the third quarter of 2017.

•	Funds flow from operations(1) increased by 54% to $85.0 million compared with the third quarter of 2017, while the Brent price increased only 46% from the third quarter of 2017.

•	Active quarter with capital expenditures of $101.5 million.

•	Oil and gas sales per BOE were $66.42, 62% higher than the third quarter of 2017.

•	Operating netback(2) per BOE was $47.41, 70% higher than the third quarter of 2017.

•
Operating expenses per BOE were $11.19, 29% higher than the third quarter of 2017 as a result of higher power generation costs ($0.74 per bbl) and field operation maintenance activities (0.94 per bbl).

•	Workover expenses increased by 133% to $4.97 per bbl compared to the third quarter of 2017. During the quarter, we replaced 9 electric submersible pumps which had an average run life of 243 days.

•
Quality and transportation discount was $9.55 per BOE compared with $11.09 per BOE in the third quarter of 2017; this $1.54 per BOE reduction resulted from the optimization of transportation routes and narrowing of differentials.

•
Transportation expenses per BOE were $2.85, 19% higher compared with the third quarter of 2017. The increase was due to the increased use of alternative transportation routes, which had higher costs per BOE.

•	General and administrative ("G&A") expenses before stock-based compensation per BOE decreased by 49% to $1.40 per BOE compared with the third quarter of 2017.

•	Exited the quarter with $130.2 million of cash and cash equivalents.

•	In addition, subsequent to September 30, 2018, our Common Stock was admitted to list on the London Stock Exchange.

•
Subsequent to the quarter there was an act of sabotage to one of our flow lines close to the Costayaco operations, Villagarzon, Putumayo. No one from Gran Tierra Energy or the local communities were injured however; three members of the Civil Defense authorities did sustain minor injuries. The damage to the flow line was repaired and back in operation within 24-hours. The appropriate authorities are investigating those responsible and the company is cooperating fully with the authorities in their investigation.

(1) Funds flow from operations and operating netback are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to the non-GAAP measures disclosure below for a definition and reconciliation of these measures.

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
	2018	2017	% Change	2018	2018	2017	% Change
Average Daily Volumes (BOEPD)
Consolidated
Working Interest Production Before Royalties	36,170	32,570	11	35,400	35,553	31,305	14
Royalties	(7,571)	(5,055)	(50)	(7,202)	(7,222)	(5,052)	(43)
Production NAR	28,599	27,515	4	28,198	28,331	26,253	8
Decrease (Increase) in Inventory	60	(68)	188	(296)	(403)	(64)	(530)
Sales(1)	28,659	27,447	4	27,902	27,928	26,189	7

Colombia
Working Interest Production Before Royalties	36,170	32,570	11	35,400	35,553	30,398	17
Royalties	(7,571)	(5,055)	(50)	(7,202)	(7,222)	(4,914)	(47)
Production NAR	28,599	27,515	4	28,198	28,331	25,484	11
Decrease (Increase) in Inventory	60	(68)	188	(296)	(403)	(70)	(476)
Sales(1)	28,659	27,447	4	27,902	27,928	25,414	10

Net Income	$75,295	$3,130	—	$20,300	$113,456	$9,094	—

Operating Netback
Oil and Natural Gas Sales	$175,118	$103,768	69	$163,446	$476,792	$294,555	62
Operating Expenses	(29,511)	(21,931)	35	(26,732)	(78,019)	(60,547)	29
Workover Expenses	(13,106)	(5,390)	143	(8,327)	(25,922)	(17,919)	45
Transportation Expenses	(7,505)	(6,038)	24	(6,522)	(21,024)	(19,472)	8
Operating Netback(2)	$124,996	$70,409	78	$121,865	$351,827	$196,617	79

G&A Expenses Before Stock-Based Compensation	$3,679	$6,965	(47)	$5,593	$17,254	$22,138	(22)
G&A Stock-Based Compensation	10,132	1,686	501	6,609	19,919	4,738	320
G&A Expenses, Including Stock-Based Compensation	$13,811	$8,651	60	$12,202	$37,173	$26,876	38

EBITDA(2)	$116,668	$60,491	93	$102,278	$307,534	$163,663	88

Funds Flow From Operations(2)	$85,015	$55,128	54	$94,549	$254,312	$151,074	68

Capital Expenditures	$101,463	$71,694	42	$84,394	$258,551	$175,719	47

	As at
(Thousands of U.S. Dollars)	September 30, 2018	December 31, 2017	% Change
Cash and Cash Equivalents	$130,158	$12,326	956

Revolving Credit Facility	$—	$148,000	(100)

Senior Notes	$300,000	$—	—

Convertible Notes	$115,000	$115,000	—

(1) Sales volumes represent production NAR adjusted for inventory changes.

(2) Non-GAAP measures

Operating netback, EBITDA and funds flow from operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Management views these measures as financial performance measures. Investors are cautioned that these measures should not be construed as alternatives to net income or other measures of financial performance as determined in accordance with GAAP. Our method of calculating these measures may differ from other companies and, accordingly, may not be comparable to similar measures used by other companies. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.

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

EBITDA, as presented, is defined as net income adjusted for depletion, depreciation and accretion ("DD&A") expenses, interest expense and income tax (recovery) expense. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net income to EBITDA is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2018	2017
Net income	$75,295	$3,130	$20,300	$113,456	$9,094
Adjustments to reconcile net income to EBITDA
DD&A expenses	51,630	35,279	46,607	137,698	93,968
Interest expense	7,404	3,989	7,375	20,274	10,415
Income tax (recovery) expense	(17,661)	18,093	27,996	36,106	50,186
EBITDA (non-GAAP)	116,668	60,491	102,278	307,534	163,663

Funds flow from operations, as presented, is defined as net income adjusted for DD&A expenses, deferred tax (recovery) expense, stock-based compensation expense, amortization of debt issuance costs, cash settlement of RSUs, unrealized foreign exchange gains and losses, financial instruments gains or losses, cash settlement of financial instruments and loss on sale. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income or loss, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income to funds flow from operations is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2018	2017
Net income	$75,295	$3,130	$20,300	113,456	$9,094
Adjustments to reconcile net income to funds flow from operations
DD&A expenses	51,630	35,279	46,607	137,698	93,968
Deferred tax (recovery) expense	(36,769)	13,760	23,169	(118)	36,664
Stock-based compensation expense	10,275	1,752	6,893	20,477	4,935
Amortization of debt issuance costs	816	643	843	2,329	1,868
Cash settlement of RSUs	—	(33)	(240)	(360)	(534)
Unrealized foreign exchange (gain) loss	(672)	(1,380)	1,583	(133)	(304)
Financial instruments (gain) loss	(4,874)	1,675	4,768	6,840	(5,211)
Cash settlement of financial instruments	(10,686)	302	(9,666)	(26,169)	1,518
Loss on sale	—	—	292	292	9,076
Funds flow from operations (non-GAAP)	$85,015	$55,128	$94,549	$254,312	$151,074

Additional Operational Results

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
	2018	2017	% Change	2018	2018	2017	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$175,118	$103,768	69	$163,446	$476,792	$294,555	62
Operating expenses	29,511	21,931	35	26,732	78,019	60,547	29
Workover expenses	13,106	5,390	143	8,327	25,922	17,919	45
Transportation expenses	7,505	6,038	24	6,522	21,024	19,472	8
Operating netback(1)	124,996	70,409	78	121,865	351,827	196,617	79

DD&A expenses	51,630	35,279	46	46,607	137,698	93,968	47
G&A expenses before stock-based compensation	3,679	6,965	(47)	5,593	17,254	22,138	(22)
G&A stock-based compensation expense	10,132	1,686	501	6,609	19,919	4,738	320
Severance expenses	1,004	1,164	(14)	1,011	2,015	1,164	73
Equity tax	—	—	—	—	—	1,224	(100)
Foreign exchange (gain) loss	(888)	(1,271)	30	1,924	94	779	(88)
Financial instruments (gain) loss	(4,874)	1,675	(391)	4,768	6,840	(5,211)	231
Interest expense	7,404	3,989	86	7,375	20,274	10,415	95
	68,087	49,487	38	73,887	204,094	129,215	58

Loss on sale	—	—	—	(292)	(292)	(9,076)	(97)
Interest income	725	301	141	610	2,121	954	122

Income before income taxes	57,634	21,223	172	48,296	149,562	59,280	152

Current income tax expense	19,108	4,333	341	4,827	36,224	13,522	168

Deferred income tax (recovery) expense	(36,769)	13,760	(367)	23,169	(118)	36,664	(100)
	(17,661)	18,093	(198)	27,996	36,106	50,186	(28)
Net income	$75,295	$3,130	—	$20,300	$113,456	$9,094	—

Sales Volumes (NAR)
Total sales volumes, BOEPD	28,659	27,447	4	27,902	27,928	26,189	7

Brent Price per bbl	$75.97	$52.18	46	$74.90	$72.68	$52.59	38

Consolidated Results of Operations per BOE Sales Volumes NAR
Oil and natural gas sales	$66.42	$41.09	62	$64.37	$62.54	$41.20	52
Operating expenses	11.19	8.69	29	10.53	10.23	8.46	21
Workover expenses	4.97	2.13	133	3.28	3.40	2.51	35
Transportation expenses	2.85	2.39	19	2.57	2.76	2.72	1
Operating netback(1)	47.41	27.88	70	47.99	46.15	27.51	68

DD&A expenses	19.58	13.97	40	18.36	18.06	13.14	37
G&A expenses before stock-based compensation	1.40	2.76	(49)	2.20	2.26	3.10	(27)
G&A stock-based compensation expense	3.84	0.67	473	2.60	2.61	0.66	295
Severance expenses	0.38	0.46	(17)	0.40	0.26	0.16	63
Equity tax	—	—	—	—	—	0.17	(100)
Foreign exchange (gain) loss	(0.34)	(0.50)	32	0.76	0.01	0.11	(91)
Financial instruments (gain) loss	(1.85)	0.66	(380)	1.88	0.90	(0.73)	223
Interest expense	2.81	1.58	78	2.90	2.66	1.46	82
	25.82	19.60	32	29.10	26.76	18.07	48

Loss on sale	—	—	—	(0.12)	(0.04)	(1.27)	(97)
Interest income	0.27	0.12	125	0.24	0.28	0.13	115

Income before income taxes	21.86	8.40	160	19.01	19.63	8.30	137
Current income tax expense	7.25	1.72	322	1.90	4.75	1.89	151
Deferred income tax (recovery) expense	(13.95)	5.45	(356)	9.12	(0.02)	5.13	(100)
	(6.70)	7.17	(193)	11.02	4.73	7.02	(33)
Net income	$28.56	$1.23	—	$7.99	$14.90	$1.28	—

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Oil and Gas Production and Sales Volumes, BOEPD

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Average Daily Volumes (BOEPD)	Colombia	Colombia
Working Interest Production Before Royalties	36,170	32,570
Royalties	(7,571)	(5,055)
Production NAR	28,599	27,515
Decrease (Increase) in Inventory	60	(68)
Sales	28,659	27,447

Royalties, % of Working Interest Production Before Royalties	21%	16%

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Average Daily Volumes (BOEPD)	Total	Colombia	Brazil	Total
Working Interest Production Before Royalties	35,553	30,398	907	31,305
Royalties	(7,222)	(4,914)	(138)	(5,052)
Production NAR	28,331	25,484	769	26,253
(Increase) Decrease in Inventory	(403)	(70)	6	(64)
Sales	27,928	25,414	775	26,189

Royalties, % of Working Interest Production Before Royalties	20%	16%	15%	16%

Colombian oil and gas production NAR for the three and nine months ended September 30, 2018 increased by 4% and 11%, respectively, compared with the corresponding periods of 2017. The increase in production was a result of successful drilling and a workover campaign in the Acordionero and Costayaco Fields and the Vonu-1 exploration well. Working interest production before royalties from the Acordionero Field averaged 18,885 bopd before royalties (14,890 bopd NAR) during the three months ended September 30, 2018 compared with 10,743 bopd in the corresponding period of 2017, a 76% increase. Acordionero Field production increased 1,175 bopd before royalties from the three months ended June 30, 2018.

Royalties as a percentage of production for the three and nine months ended September 30, 2018 increased compared with the corresponding periods of 2017 commensurate with the increase in oil prices due to price sensitive royalties payable in Colombia, higher API in the Acordionero Field and this field reaching the threshold for the High Price Royalties.

Operating Netbacks

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
(Thousands of U.S. Dollars)	Colombia	Colombia
Oil and Natural Gas Sales	$175,118	$103,768
Transportation Expenses	(7,505)	(6,038)
	167,613	97,730
Operating Expenses	(29,511)	(21,931)
Workover Expenses	(13,106)	(5,390)
Operating Netback(1)	$124,996	$70,409

U.S. Dollars Per BOE Sales Volumes NAR
Brent	$75.97	$52.18
Quality and Transportation Discounts	(9.55)	(11.09)
Average Realized Price	66.42	41.09
Transportation Expenses	(2.85)	(2.39)
Average Realized Price Net of Transportation Expenses	63.57	38.70
Operating Expenses	(11.19)	(8.69)
Workover Expenses	(4.97)	(2.13)
Operating Netback(1)	$47.41	$27.88

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
(Thousands of U.S. Dollars)	Total	Colombia	Brazil	Total
Oil and Natural Gas Sales	$476,792	$286,137	$8,418	$294,555
Transportation Expenses	(21,024)	(19,122)	(350)	(19,472)
	455,768	267,015	8,068	275,083
Operating Expenses	(78,019)	(58,754)	(1,793)	(60,547)
Workover Expenses	$(25,922)	$(17,915)	$(4)	(17,919)
Operating Netback(1)	$351,827	$190,346	$6,271	$196,617

U.S. Dollars Per BOE Sales Volumes NAR
Brent	$72.68	$52.59	$52.59	$52.59
Quality and Transportation Discounts	(10.14)	(11.35)	(12.83)	(11.39)
Average Realized Price	62.54	41.24	39.76	41.20
Transportation Expenses	(2.76)	(2.76)	(1.65)	(2.72)
Average Realized Price Net of Transportation Expenses	59.78	38.48	38.11	38.48
Operating Expenses	(10.23)	(8.47)	(8.47)	(8.46)
Workover Expenses	(3.40)	(2.58)	(0.02)	(2.51)
Operating Netback(1)	$46.15	$27.43	$29.62	$27.51

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Oil and gas sales for the three and nine months ended September 30, 2018 increased by 69% to $175.1 million and 62% to $476.8 million, respectively, compared with the corresponding periods of 2017. Compared with the prior quarter, oil and gas sales increased by 7%. The increases were due to increased sales volumes and realized oil prices. The following table shows the effect of changes in realized prices and sales volumes on our oil and gas sales for the three and nine months ended September 30, 2018 compared with the prior quarter and the corresponding periods in 2017:

	Third Quarter 2018 Compared with Second Quarter 2018	Third Quarter 2018 Compared with Third Quarter 2017	Nine Months Ended, September 30, 2018 Compared with Nine Months Ended September 30, 2017
Oil and natural gas sales for the comparative period	$163,446	$103,768	$294,555
Realized sales price increase effect	5,397	66,770	162,696
Sales volume increase effect	6,275	4,580	19,541
Oil and natural gas sales for the period ended September 30, 2018	$175,118	$175,118	$476,792

Average realized prices for the three and nine months ended September 30, 2018 increased by 62% and 52%, respectively, compared with the corresponding periods of 2017. Compared with the prior quarter, average realized prices increased by 3%. The increases were commensurate with increases in benchmark oil prices and lower quality and transportation discounts. Average Brent oil prices for the three and nine months ended September 30, 2018 increased by 46% and 38%, respectively, compared with the corresponding periods of 2017 and increased by 1% compared with the prior quarter.

We have options to sell our oil through multiple pipelines and trucking routes. Each transportation route has varying effects on realized sales prices and transportation expenses. We focus on maximizing operating netback. The following table shows the percentage of oil volumes we sold in Colombia using each transportation method for the three and nine months ended September 30, 2018 and 2017 and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2018	2017	2018	2018	2017
Volume transported through pipeline	9%	10%	9%	9%	18%
Volume sold at wellhead	37%	57%	41%	39%	54%
Volume transported via truck	54%	33%	50%	52%	28%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive higher realized prices, but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized prices, offset by lower transportation expenses.

Colombian transportation expenses for the three and nine months ended September 30, 2018 increased by 24% to $7.5 million and by 10% to $21.0 million, compared with the corresponding periods of 2017. On a per BOE basis, Colombian transportation expenses increased by 19% to $2.85, and were comparable at $2.76, respectively compared with the corresponding periods of 2017. The increase in Colombian transportation expenses per BOE in the three months ended September 30, 2018 was due to renegotiation of certain sales contracts, which had higher transportation costs compared to contracts used in 2017.

For the three months ended September 30, 2018, Colombian transportation expenses increased 15% compared with $6.5 million in the prior quarter. On a per BOE basis, transportation expenses increased by 11% to $2.85 from $2.57 in the prior quarter. The increase was primarily due to the use of alternative transportation routes, which had higher costs per BOE.

Higher transportation expenses were more than offset by lower quality and transportation discounts. The following table shows the variance in our average realized prices net of transportation expenses in Colombia for the three and nine months ended September 30, 2018 compared with the prior quarter and the corresponding periods in 2017:

U.S. Dollars Per BOE Sales Volumes NAR	Third Quarter 2018 Compared with Second Quarter 2018	Third Quarter 2018 Compared with Third Quarter 2017	Nine Months Ended, September 30, 2018 Compared with Nine Months Ended September 30, 2017
Average realized price net of transportation expenses for the comparative period	$61.80	$38.70	$38.48
Increase in benchmark prices	1.07	$23.79	20.09
Decrease in quality and transportation discounts	0.98	1.54	1.21
Increase in transportation expenses	(0.28)	(0.46)	—
Average realized price net of transportation expenses for the period ended September 30, 2018	$63.57	$63.57	$59.78

Colombian operating expenses for the three and nine months ended September 30, 2018 increased by 35% to $29.5 million and by 33% to $78.0 million, respectively, compared with the corresponding periods in 2017. On a per BOE basis, Colombian operating expenses increased by $2.50 and $1.76, respectively, compared to the corresponding periods of 2017, primarily as a result of higher power generation costs in the Acordionero and Costayaco Fields and field operation maintenance activities. Gas-to-power facility is expected to be finalized during the second quarter of 2019, which will enable consistent power generation and reduce power generation costs.

Colombian operating expenses for the three months ended September 30, 2018 increased by 10% compared with the prior quarter. On a per BOE basis, operating expenses increased by 6%, or $0.66, as a result of higher operating activities during the third quarter of 2018 mentioned in the paragraph above.

Colombia workover expenses increased $2.84 and $0.82 to $4.97 and $3.40 per BOE in the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017 and increased by $1.69 compared to the prior quarter as a result of replacement of 9 electric submersible pumps during the third quarter of 2018

DD&A Expenses

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE
Colombia	$51,416	$19.50	$33,388	$13.22
Peru	—	—	1,057	—
Corporate	214	—	834	—
	$51,630	$19.58	$35,279	$13.97

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per BOE
Colombia	$135,980	$17.84	$88,453	$12.75
Brazil	—	—	2,263	10.69
Peru	—	—	1,978	—
Corporate	1,718	—	1,274	—
	$137,698	$18.06	$93,968	$13.14

DD&A expenses for the three and nine months ended September 30, 2018 increased to $51.6 million ($19.58 per BOE) and $137.7 million ($18.06 per BOE), respectively, from $35.3 million ($13.97 per BOE) and $94.0 million ($13.14 per BOE), respectively, in the corresponding periods in 2017. On a per BOE basis, the increase was due to higher costs in the depletable base, partially offset by increased proved reserves. On a per BOE basis, DD&A expenses increased by 7% from $18.36 per BOE in the prior quarter primarily due to higher costs in the depletable base.

G&A Expenses

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2018	2017	% Change	2018	2018	2017	% Change
G&A Expenses Before Stock-Based Compensation	$3,679	$6,965	(47)	$5,593	$17,254	$22,138	(22)
G&A Stock-Based Compensation	10,132	1,686	501	6,609	19,919	4,738	320
G&A Expenses, Including Stock-Based Compensation	$13,811	$8,651	60	$12,202	$37,173	$26,876	38

U.S. Dollars Per BOE Sales Volumes NAR
G&A Expenses Before Stock-Based Compensation	$1.40	$2.76	(49)	$2.20	$2.26	$3.10	(27)
G&A Stock-Based Compensation	3.84	0.67	473	2.60	2.61	0.66	295
G&A Expenses, Including Stock-Based Compensation	$5.24	$3.43	53	$4.80	$4.87	$3.76	30

For the three and nine months ended September 30, 2018, G&A expenses before stock-based compensation decreased by 47% and 22%, respectively, from the corresponding periods of 2017. The decrease was primarily the result of higher overhead recoveries, partially offset by higher G&A expenses commensurate with our growth. On a per BOE basis, G&A expenses before stock-based compensation decreased 49% and 27%, respectively, from the corresponding periods of 2017.

After stock-based compensation, G&A expenses for the three and nine months ended September 30, 2018 increased by 60% (53% per BOE) to $13.8 million and by 38% (30% per BOE) to $37.2 million, respectively, compared with the corresponding periods in 2017, mainly due to higher G&A Stock-Based Compensation resulting from a higher share price at the quarter end, additional equity compensation awards outstanding as a result of approaching vesting date and improvement in key performance metrics due to the strong Company performance during the quarter. G&A expenses for the three months ended September 30, 2018 increased by 13% (9% per BOE) compared with the prior quarter for the same reason.

Severance

For the three and nine months ended September 30, 2018, severance costs decreased 14% to $1.0 million and increased 73% to $2.0 million, respectively, compared with the corresponding periods in 2017 and decreased 1% compared with the prior quarter.

Foreign Exchange Gains and Losses

For the three and nine months ended September 30, 2018, we had a $0.9 million foreign exchange gain and a $0.1 million loss, respectively, compared with a $1.3 million gain and a $0.8 million loss, respectively, in the corresponding periods of 2017. Deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the main source of the foreign exchange gains and losses. Due to the long-term nature of deferred tax liabilities, the related foreign exchange losses are not expected to be realized in the near-term.

The following table presents the change in the U.S. dollar against the Colombian peso for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Change in the U.S. dollar against the Colombian peso	strengthened by	weakened by	no change	weakened by
	1%	3%	—%	2%

Financial Instrument Gains and Losses

The following table presents the nature of our financial instruments gains and losses for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2017
Commodity price derivative loss (gain)	$929	$2,489	$20,384	$(3,759)
Foreign currency derivatives loss (gain)	525	(814)	(1,499)	(1,452)
Investment gain	(6,328)	—	(12,045)	—
Financial instruments (gain) loss	$(4,874)	$1,675	$6,840	$(5,211)

Income Tax Expense and Recovery

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2018	2017	2018	2017
Income before income tax	$57,634	$21,223	$149,562	$59,280

Current income tax expense	$19,108	$4,333	$36,224	$13,522
Deferred income tax (recovery) expense	(36,769)	13,760	(118)	36,664
Total income tax (recovery) expense	$(17,661)	$18,093	$36,106	$50,186

Effective tax rate			24%	85%

Current income tax expense was higher in the three and nine months ended September 30, 2018 compared with the corresponding periods of 2017 as a result of higher taxable income in Colombia. The deferred income tax recovery for the three and nine months ended September 30, 2018 of $36.8 million and $0.1 million, respectively, was primarily due to the impact of the release of a portion of the valuation allowance in Colombia, partially offset by the excess tax depreciation compared with accounting depreciation in Colombia.

For the nine months ended September 30, 2018, the difference between the effective tax rate of 24% and the 21% U.S. statutory rate was primarily due to an increase to the impact of foreign taxes, which was partially offset by a decrease in the valuation allowance and other permanent differences.

For the nine months ended September 30, 2017, the difference between the effective tax rate of 85% and the 35% U.S. statutory rate was primarily due the impact of foreign taxes and an increase in the valuation allowance, which were partially offset by other permanent differences.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Third Quarter 2018 Compared with Second Quarter 2018	% change	Third Quarter 2018 Compared with Third Quarter 2017	% change	Nine Months Ended, September 30, 2018 Compared with Nine Months Ended September 30, 2017	% change
Net income for the comparative period	$20,300		$3,130		$9,094
Increase (decrease) due to:
Prices	5,397		66,770		162,696
Sales volumes	6,275		4,580		19,541
Expenses:
Operating	(2,779)		(7,580)		(17,472)
Workover	(4,779)		(7,716)		(8,003)
Transportation	(983)		(1,467)		(1,552)
Cash G&A and RSU settlements, excluding stock-based compensation expense	2,154		3,319		5,058
Severance	7		160		(851)
Interest, net of amortization of debt issuance costs	(56)		(3,242)		(9,398)
Realized foreign exchange	557		325		856
Settlement of financial instruments	(1,020)		(10,988)		(27,687)
Current taxes	(14,281)		(14,775)		(22,702)
Equity tax	—		—		1,224
Other	(26)		501		1,528
Net change in funds flow from operations(1) from comparative period	(9,534)		29,887		103,238
Expenses:
Depletion, depreciation and accretion	(5,023)		(16,351)		(43,730)
Deferred tax	59,938		50,529		36,782
Amortization of debt issuance costs	27		(173)		(461)
Stock-based compensation, net of RSU settlement	(3,622)		(8,556)		(15,716)
Financial instruments gain or loss, net of financial instruments settlements	10,662		17,537		15,636
Unrealized foreign exchange	2,255		(708)		(171)
Loss on sale	292		—		8,784
Net change in net income	54,995		72,165		104,362
Net income for the current period	$75,295	271%	$75,295	—%	$113,456	—%

(1)Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

2018 Capital Program

Gran Tierra is forecasting a 2018 capital program of $320 million to $330 million, which is expected to be fully funded by cash from operating activities in 2018 of $330 to $340 million (excluding acquisitions). Approximately 70 to 75% of the capital program will be directed to development activities.

Capital expenditures during the three months ended September 30, 2018, were $101.5 million:

(Thousands of U.S. Dollars)
Colombia:
Exploration	$8,630
Development:
Drilling and Completions	57,223
Facilities	32,170
Other	3,430
101,453
Corporate	10
$101,463

During the three months ended September 30, 2018, we drilled the following wells in Colombia:

	Number of wells (Gross)	Number of wells (Net)
Development	8	8
Exploration	1	1
Other	1	1
Total Colombia	10	10

We spud eight development wells and one service well, consisting of seven wells in the Midas Block (Acordionero-25, 26, 27, 28, 29, 30 and 31-i), one in the Chaza Block (Costayaco-36), and one in the La Paloma Block (Juglar-2). Six of these wells were brought on production (Acordionero-25, 26, 27, 28, 29 and Costayaco-36) during the quarter. Additionally, of the wells that were in-progress at June 30, 2018, one development well (Costayaco-35-i) was brought on production, and the exploration well (Siriri-1) was plugged and abandoned.

We also drilled the Chilanguita exploration well in the Alea 1848-A Block, which is currently awaiting a completion rig to test several potential pay zones.

We also continued facilities work at the Acordionero Field on the Midas Block and the Moqueta and Costayaco Fields on the Chaza Block.

During the three months ended September 30, 2018, we acquired WI of the VMM-2 block in the Middle Magdalena Valley Basin for cash consideration of $17.0 million. Subsequent to September 30, 2018, we acquired the remaining 45% WI in the PUT-1 Block in the Putumayo Basin for cash consideration of $28.1 million.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	September 30, 2018	% Change	December 31, 2017
Cash and Cash Equivalents	$130,158	956	$12,326

Current Restricted Cash and Cash Equivalents	$1,228	(90)	$11,787

Revolving Credit Facility	$—	(100)	$148,000

Senior Notes	$300,000	—	$—

Convertible Notes	$115,000	—	$115,000

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

At September 30, 2018, we had a revolving credit facility with a syndicate of lenders with a borrowing base of $300 million and we had zero drawn on this credit facility. Availability under the revolving credit facility is determined by the reserves-based borrowing base determined by the lenders. The next re-determination of the borrowing base is due to occur no later than November 2018.

At September 30, 2018, we had $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the "Convertible Notes") and $300 million aggregate principal amount of 6.25% Senior Notes due 2025 (the "Senior Notes") outstanding. The Convertible Notes bear interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2021, unless earlier redeemed, repurchased or converted. The Convertible Notes are convertible to Common Stock at a conversion price of approximately $3.21 per share of Common Stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The Senior Notes bear interest at a rate of 6.25% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The Senior Notes will mature on February 15, 2025, unless earlier redeemed or repurchased.

Under the terms of our credit facility and Senior Notes, we are required to maintain compliance with certain financial and operating covenants which include: limitations on our ratio of debt to net income plus interest, taxes, depreciation, depletion, amortization, exploration expenses and all non-cash charges minus all non-cash income ("EBITDAX") to a maximum of 4.0 to 1.0 (under the credit facility) and 3.5 to 1.0 (under the Senior Notes); the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0 (definitions of debt, EBITDAX and other relevant terms are per the credit agreement or the indenture governing the Senior Notes and may differ between these agreements). As at September 30, 2018, we were in compliance with all financial and operating covenants in these agreements. Under the terms of the credit facility and Senior Notes, we are also limited in our ability to make distributions to our shareholders.

Cash and Cash Equivalents Held Outside of Canada and the United States

At September 30, 2018, 96% of our cash and cash equivalents were held by subsidiaries and partnerships outside of Canada and the United States.

In Colombia, we participate in a special exchange regime, and we receive revenue in U.S. dollars offshore. We may also pay invoices denominated in U.S. dollars for our Colombian business from these U.S. dollars received offshore.

Derivative Positions

At September 30, 2018, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Swap ($/bbl, Weighted Average)	Purchased Call ($/bbl, Weighted Average)
Swaps: October 1, to December 31, 2018	5,000	ICE Brent	$55.90	n/a
Participating Swaps: October 1, to December 31, 2018	5,000	ICE Brent	$52.50	$56.11

At September 30, 2018, current liabilities on our balance sheet included $17.7 million in relation to the above outstanding commodity price derivative positions. We do not have any outstanding commodity price derivative positions relating to 2019.

At September 30, 2018, we had the following outstanding foreign currency derivative positions:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Purchased Call (COP)	Sold Put (COP, Weighted Average)
Collars: October 1, 2018 to December 31, 2018	43,500	14,636	COP	3,000	3,107

(1) At September 30, 2018 foreign exchange rate.

At September 30, 2018, current assets on our balance sheet included $0.1 million in relation to the above outstanding foreign currency derivative positions.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Sources of cash and cash equivalents:
Net income	$113,456	$9,094
Adjustments to reconcile net income to EBITDA(1) and funds flow from operations(1)
DD&A expenses	137,698	93,968
Interest expense	20,274	10,415
Income tax expense	36,106	50,186
EBITDA	307,534	163,663
Current income tax expense	(36,224)	(13,522)
Stock-based compensation expense	20,477	4,935
Contractual interest and other financing expenses	(17,945)	(8,547)
Cash settlement of RSUs	(360)	(534)
Unrealized foreign exchange loss	(133)	(304)
Financial instruments loss (gain)	6,840	(5,211)
Cash settlement of financial instruments	(26,169)	1,518
Loss on sale	292	9,076
Funds flow from operations	254,312	151,074
Proceeds from bank debt, net of issuance costs	4,988	115,264
Proceeds from issuance of Senior Notes, net of issuance costs	288,087	—
Proceeds from issuance of shares	1,408	—
Changes in non-cash investing working capital	32,638	16,047
Deposit received for sale of Brazil business unit	—	34,481
	581,433	316,866

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(258,551)	(175,719)
Additions to property, plant and equipment - property acquisitions	(20,100)	(30,410)
Repayment of bank debt	(153,000)	(85,000)
Repurchase of shares of Common Stock	(1,314)	(10,000)
Net changes in assets and liabilities from operating activities	(40,652)	(28,105)
Settlement of asset retirement obligations	(456)	(462)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(402)	(1,060)
	(474,475)	(330,756)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$106,958	$(13,890)

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

Off-Balance Sheet Arrangements

As at September 30, 2018, we had no off-balance sheet arrangements.

Contractual Obligations

During February 2018, we issued $300 million aggregate principal amount of the Senior Notes. Refer to Note 5 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Form 10-Q, incorporated herein by reference, for further information. During the nine months ended September 30, 2018, we fully repaid the balance of $153 million outstanding under our revolving credit facility, which remained undrawn at September 30, 2018.

Except as noted above, as at September 30, 2018, there were no other material changes to our contractual obligations outside of the ordinary course of business from those as at December 31, 2017.

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

Foreign currency risk

Foreign currency risk is a factor for our company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. Our reporting currency is U.S. dollars and 100% of our revenues are related to the U.S. dollar price of Brent or WTI oil. We receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures is in U.S. dollars or are based on U.S. dollar prices. The majority of income and value added taxes and G&A expenses in Colombia are in local currency. Certain G&A expenses incurred at our head office in Canada are denominated in Canadian dollars. While we operate in South America exclusively, the majority of our acquisition expenditures have been valued and paid in U.S. dollars.

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

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our revolving credit facility, which bears floating rates of interest. At September 30, 2018, our outstanding revolving credit facility was nil (December 31, 2017 - $148.0 million).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, we implemented a new company-wide Enterprise Resource Planning ("ERP") system, which handles the business and financial processes of our operations and our corporate function. We have modified our existing internal controls related to the ERP system implementation. Other than a new ERP system implementation, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

See Note 9 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for any material developments with respect to matters previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, and any material matters that have arisen since the filing of such report.

Item 1A. Risk Factors

See Part I, Item 1A Risk Factors of our 2017 Annual Report on Form 10-K. Other than the risk factor set forth below, the risks facing our company have not changed materially from those set forth in Part I, Item 1A Risk Factors of our 2017 Annual Report on Form 10-K.

Shares of our Common Stock are listed on the NYSE American, the TSX and the London Stock Exchange and investors seeking to take advantage of price differences between such markets may create unexpected volatility in market prices.

Shares of our Common Stock are listed on the NYSE American, the TSX and the London Stock Exchange. While the Common Stock is traded on such markets, the price and volume levels could fluctuate significantly on any market independently of the price or trading volume on other markets. Investors could seek to sell or purchase shares of Common Stock to take advantage of any price differences between the NYSE American, the TSX and the London Stock Exchange through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in the price of the Common Stock on any of these exchanges or the volume of Common Stock available for trading on any of these markets. In addition, shareholders in any of these jurisdictions will not be able to transfer such shares of Common Stock for trading on another market without effecting necessary procedures with our transfer agent or registrar. This could result in time delays and additional cost for shareholders of the Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1-31, 2018	—	—	—	18,800,320
August 1-31, 2018	35,200	3.00	35,200	18,765,120
September 1- 30, 2018	—	—	—	18,765,120
	35,200	3.00	35,200	18,765,120

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

4.7	Form of 6.25% Senior Notes due 2025	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

10.1	Transaction Agreement, dated July 18, 2018, between Adrian Coral Pantoja and James Evans, as legal representative of Gran Tierra Energy Colombia Ltd.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 23, 2018 (SEC File No. 001-34018).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

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

GRAN TIERRA ENERGY INC.

Date: November 1, 2018	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018	/s/ Ryan Ellson
By: Ryan Ellson
Chief Financial Officer
(Principal Financial and Accounting Officer)