Form 10-K/A
period 2018-12-31
GRAN TIERRA ENERGY INC.
filed 2019-04-16
CIK 1273441

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2019 annual meeting of stockholders, which definitive proxy statement was filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K for the year ended December 31, 2018 of Gran Tierra Energy Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") on February 27, 2019 (the "Original Form 10-K") is to amend the date of the Report of Independent Registered Public Accounting Firm of Deloitte LLP in Part II, Item 8 of the Original Form 10-K. Due to a technical error, the date of the Deloitte LLP report was inadvertently stated incorrectly in the Original Form 10-K.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part II, Item 8 in this Amendment. In addition, the exhibit listing in Part IV, Item 15 has been included in this Amendment to reflect a currently-dated consent of Deloitte LLP, as well as, currently-dated certifications from the Chief Executive Officer and the Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, which are attached as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-K. There have been no changes to any of the financial or other information contained in the Original Form 10-K. The Amendment does not reflect any subsequent information or events, and no other information included in the Original Form 10-K has been modified or updated in any way.

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

The following is a summary of Gran Tierra’s oil and natural gas properties not subject to depletion as at December 31, 2018:

	Costs Incurred in
				Prior to
(Thousands of U.S. Dollars)	2018	2017	2016	2016	Total
Acquisition costs - Colombia	$29,444	$11,040	$287,565	$26,236	$354,285
Exploration costs - Colombia	36,729	26,058	6,670	32,856	102,313
	$66,173	$37,098	$294,235	$59,092	$456,598

6. Debt and Debt Issuance Costs

The Company's debt at December 31, 2018 and 2017, was as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2018	2017
Senior notes (a)	$300,000	$—
Convertible notes (b)	$115,000	$115,000
Revolving credit facility (c)	—	148,000
Unamortized debt issuance costs	(15,585)	(6,458)
Long-term debt	$399,415	$256,542

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

12. Commitments and Contingencies

Purchase Obligations, Firm Agreements and Leases

As at December 31, 2018, future minimum payments under non-cancelable agreements with remaining terms in excess of one year were as follows:

	Year ending December 31
(Thousands of U.S. Dollars)	Total	2019	2020	2021	2022	2023	Thereafter

Oil transportation services	$7,053	$3,842	$3,211	$—	$—	$—	$—
Power generation facility	15,084	3,810	3,821	3,810	3,643	—	—
Operating leases	7,528	2,409	2,499	1,575	1,045	—	—
	$29,665	$10,061	$9,531	$5,385	$4,688	$—	$—

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

14. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company's consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2018	2017	2016
Cash and cash equivalents	$51,040	$12,326	$25,175
Restricted cash and cash equivalents - current	1,269	11,787	8,322
Restricted cash and cash equivalents - long-term(1)	1,999	2,565	9,770
	$54,308	$26,678	$43,267

(1) The long-term portion of restricted cash is included in other long-term assets on the Company's balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Year Ended December 31,
	2018	2017	2016
Accounts receivable and other long-term assets	$17,674	$(2,494)	$(29)
Derivatives	1,017	—	(3,546)
Inventory	(2,127)	(78)	5,510
Other prepaids	547	2,674	(615)
Accounts payable and accrued and other long-term liabilities	9,034	15,617	(9,691)
Prepaid tax and taxes receivable and payable	(47,566)	(44,936)	(2,966)
Net changes in assets and liabilities from operating activities	$(21,421)	$(29,217)	$(11,337)

The following table provides additional supplemental cash flow disclosures:

	Year Ended December 31,
	2018	2017	2016
Cash paid for income taxes	$46,277	$54,505	$64,067
Cash paid for interest	$16,038	$9,684	$5,624

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of year	$85,204	$76,352	$55,181

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description	Reference
2.2	Plan of Conversion, dated October 31, 2016.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.3	Certificate of Retirement of Special A Voting Stock and Special B Voting Stock of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on July 9, 2018 (SEC File No. 001-34018).

4.1	Details of the Goldstrike Special Voting Share.	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005, and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.2	Goldstrike Exchangeable Share Provisions.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB/A for the period ended December 31, 2005 and filed with the SEC on April 21, 2006 (SEC File No. 333-111656).

4.3	Provisions Attaching to the GTE–Solana Exchangeable Shares.	Incorporated by reference to Annex E to the Proxy Statement on Schedule 14A filed with the SEC on October 14, 2008 (SEC File No. 001-34018).

4.4	Indenture related to the 5.00% Convertible Senior Notes due 2021, dated as of April 6, 2016, between Gran Tierra Energy Inc. and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2016 (SEC File No. 001-34018).

4.5	Form of 5.00% Convertible Senior Notes due 2021.	Incorporated by reference in Exhibit A to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on April 6, 2016 (SEC File No. 001-34018).

4.6	Subscription Receipt Agreement, dated July 8, 2016, by and between Gran Tierra Energy Inc. and Computershare Trust Company of Canada.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on July 14, 2016 (SEC File No. 001-34018).

4.7	Form of Registration Rights Agreement.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC on July 14, 2016 (SEC File No. 001-34018).

4.8	Indenture related to the 6.25% Senior Notes due 2025, dated as of February 15, 2018, between Gran Tierra Energy International Holdings Ltd., the Guarantors named therein and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.9	Form of 6.25% Senior Notes due 2025.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

10.1	Voting Exchange and Support Agreement by and between Goldstrike, Inc., 1203647 Alberta Inc., Gran Tierra Goldstrike Inc. and Olympia Trust Company dated as of November 10, 2005.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 10, 2005 (SEC File No. 333-111656).

10.2	Voting and Exchange Trust Agreement, dated as of November 14, 2008, between Gran Tierra Energy Inc., Gran Tierra Exchangeco Inc. and Computershare Trust Company of Canada.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 17, 2008 (SEC File No. 001-34018).

10.3	Support Agreement, dated as of November 14, 2008, between Gran Tierra Energy Inc., Gran Tierra Callco ULC and Gran Tierra Exchangeco Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on November 17, 2008 (SEC File No. 001-34018).

10.4	Share Purchase Agreement dated as of June 30, 2016, among Gran Tierra Energy International Holdings Ltd., Tribeca Oil & Gas Inc., Macquarie Bank Limited, Rorick Ventures Group Inc., as vendors, and PetroLatina Energy Limited.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2016 (SEC File No. 001-34018).

10.5	Share and Loan Purchase Agreement, dated February 5, 2017, by Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S. Á. R.L. and Maha Energy AB	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 6, 2017 (SEC File No. 001-34018).

10.6	Amendment #1, dated May 30, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha Energy AB.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on July 6, 2017 (SEC File No. 001-34018).

10.7	Amendment #2, dated June 22, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha Energy AB.	Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed with the SEC on July 6, 2017 (SEC File No. 001-34018).

10.8	Amendment #3, dated June 26, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha Energy AB.	Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed with the SEC on July 6, 2017 (SEC File No. 001-34018).

10.9	Amendment #4, dated August 31, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha Energy AB.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017 (SEC File No. 001-34018).

10.10	Amendment #5, dated October 26, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha Energy AB.	Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on February 27, 2018 (SEC File No. 001-34018).

10.11	Amendment #6, dated November 8, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha Energy AB.	Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on February 27, 2018 (SEC File No. 001-34018).

10.12	Amendment #7, dated November 17, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha Energy AB.	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on February 27, 2018 (SEC File No. 001-34018).

10.13	Amended and Restated 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2012 (SEC File No. 001-34018).

10.14	Form of Restricted Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 001-34018).

10.15	Form of Option Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 001-34018).

10.16	Form of Indemnity Agreement.*	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

10.17	Employment Agreement dated July 31, 2014, between Gran Tierra Energy Colombia Ltd. and Adrián Santiago Coral Pantoja. *	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014 (SEC File No. 001-34018).

10.18	Transaction Agreement, dated July 18, 2018, between Adrian Coral Pantoja and James Evans, as legal representative of Gran Tierra Energy Colombia Ltd.*	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 23, 2018 (SEC File No. 001-34018)

10.19	Form of Deferred Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.20	Form of Deferred Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.21	Executive Employment Agreement effective May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Gary Guidry.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.22	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Lawrence West.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.23	Executive Employment Agreement effective May 11, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and James Evans.*	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.24	Form of Performance Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.25	Form of Performance Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.26	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Ryan Ellson.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.27	Credit Agreement, dated as of September 18, 2015, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 21, 2015 (SEC File No. 001-34018).

10.28	First Amendment to Credit Agreement, dated as of March 31, 2016, by and among Gran Tierra Energy International Holdings Ltd., Gran Tierra Energy Inc., The Bank of Nova Scotia, and the lenders party thereto.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on April 6, 2016 (SEC File No. 001-34018).

10.29	Second Amendment to Credit Agreement, dated as of June 2, 2016, by and among Gran Tierra Energy International Holdings Ltd., Gran Tierra Energy Inc., The Bank of Nova Scotia, and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 3, 2016 (SEC File No. 001-34018).

10.30	Third Amendment to Credit Agreement, dated as of August 23, 2016, by and among Gran Tierra Energy International Holdings Ltd., Gran Tierra Energy Inc., The Bank of Nova Scotia, and the lenders party thereto.	Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K, filed with the SEC on March 1, 2017 (SEC File No. 001-34018).

10.31	Fourth Amendment to Credit Agreement, dated as of November 16, 2016, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.	Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K, filed with the SEC on March 1, 2017 (SEC File No. 001-34018).

10.32	Fifth Amendment to Credit Agreement, dated as of February 13, 2017, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 15, 2017 (SEC File No. 001-34018).

10.33	Sixth Amendment to Credit Agreement, dated May 17, 2017 and effective as of June 1, 2017, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 19, 2017 (SEC File No. 001-34018).

10.34	Seventh Amendment to Credit Agreement, dated as of June 15, 2017, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2017 (SEC File No. 001-34018).

10.35	Eighth Amendment to Credit Agreement, dated as of September 18, 2017, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 21, 2017 (SEC File No. 001-34018).

10.36	Ninth Amendment to Credit Agreement, dated as of November 10, 2017, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2017 (SEC File No. 001-34018).

10.37	Tenth Amendment to Credit Agreement, dated as of May 25, 2018, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2018 (SEC File No. 001-34018)

10.38	Eleventh Amendment to Credit Agreement, dated as of December 20, 2018, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia and the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 21, 2018 (SEC File No. 001-34018)

10.39	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.40	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.41	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on November 19, 2008 (SEC File No. 001-34018).

10.42	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009 (SEC File No. 001-34018).

10.43	Amendment No. 4 dated June 13, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.44	Amendment No. 5 dated February 10, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.45	Amendment No. 6 dated March 1, 2012, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

21.1	List of subsidiaries.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the SEC on February 27, 2019 (SEC File No. 001-34018).

23.1	Consent of KPMG LLP.	Filed herewith.

23.2	Consent of McDaniel & Associates Consultants Ltd.	Incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K filed with the SEC on February 27, 2019 (SEC File No. 001-34018).

23.3	Consent of Deloitte LLP.	Filed herewith.

24.1	Power of Attorney.	Included on signature page of the Annual Report on Form 10-K filed with the SEC on February 27, 2019 (SEC File No. 001-34018).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

99.1	Gran Tierra Energy Inc. Reserves Assessment and Evaluation of Oil and Gas Properties Corporate Summary, effective December 31, 2018.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on January 30, 2019 (SEC File No. 001-34018).

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

GRAN TIERRA ENERGY INC.

Date: April 15, 2019	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: April 15, 2019	/s/ Ryan Ellson
By: Ryan Ellson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Gary S. Guidry	President and Chief Executive Officer, Director	April 15, 2019
Gary S. Guidry	(Principal Executive Officer)

/s/ Ryan Ellson	Chief Financial Officer	April 15, 2019
Ryan Ellson	(Principal Financial and Accounting Officer)

*	Director	April 15, 2019
Peter Dey

*	Director	April 15, 2019
Evan Hazell

*	Director	April 15, 2019
Robert B. Hodgins

*	Director	April 15, 2019
Ronald Royal

*	Director	April 15, 2019
Sondra Scott

*	Director	April 15, 2019
David P. Smith

*	Director	April 15, 2019
Brooke Wade

By: /s/ Gary S. Guidry		April 15, 2019
Gary S. Guidry *(Attorney-in-Fact)

