Form 10-Q
period 2019-03-31
GRAN TIERRA ENERGY INC.
filed 2019-05-07
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GTE	NYSE American Toronto Stock Exchange London Stock Exchange

On May 3, 2019, 380,974,707 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2019

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “could”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, sustained or future declines in commodity prices; potential future impairments and reductions in proved reserve quantities and value; our operations are located in South America, and unexpected problems can arise due to guerilla activity; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; geographic, political and weather conditions can impact the production, transport or sale of our products; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predict; our ability to raise capital; our ability to identify and complete successful acquisitions; our ability to execute business plans; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; the risk that current global economic and credit market conditions may impact oil prices and oil consumption more than we currently predict, which could cause us to further modify our strategy and capital spending program; those factors set out in Part I, Item 1A “Risk Factors” in our 2018 Annual Report on Form 10-K, as amended (the "2018 Annual Report on Form 10-K"), and in our other filings with the Securities and Exchange Commission (“SEC”). The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2019	2018
OIL AND NATURAL GAS SALES (Note 6)	$152,565	$138,228

EXPENSES
Operating	34,783	21,776
Workover	6,289	4,489
Transportation	8,103	6,997
Depletion, depreciation and accretion	62,921	39,461
General and administrative	9,596	11,160
Severance	672	—
Foreign exchange gain	(2,434)	(942)
Financial instruments loss (Note 9)	3,165	6,946
Interest expense (Note 4)	7,938	5,495
	131,033	95,382

INTEREST INCOME	133	786
INCOME BEFORE INCOME TAXES	21,665	43,632

INCOME TAX EXPENSE
Current (Note 7)	11,363	12,289
Deferred (Note 7)	8,323	13,482
	19,686	25,771
NET AND COMPREHENSIVE INCOME	$1,979	$17,861

NET INCOME PER SHARE
- BASIC and DILUTED	$0.01	$0.05
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	386,930,323	391,294,042
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	386,945,682	391,379,013

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at March 31, 2019	As at December 31, 2018

ASSETS
Current Assets
Cash and cash equivalents (Note 10)	$32,740	$51,040
Restricted cash and cash equivalents (Note 10)	1,118	1,269
Accounts receivable	43,973	26,177
Investment (Note 9)	31,979	32,724
Taxes receivable	96,337	78,259
Other assets	14,344	13,056
Total Current Assets	220,491	202,525

Oil and Gas Properties (using the full cost method of accounting)
Proved	914,792	853,428
Unproved	523,621	456,598
Total Oil and Gas Properties	1,438,413	1,310,026
Other capital assets	6,023	2,751
Total Property, Plant and Equipment	1,444,436	1,312,777

Other Long-Term Assets
Deferred tax assets	44,126	45,437
Investment (Note 9)	8,513	8,711
Other	4,601	4,553
Goodwill	102,581	102,581
Total Other Long-Term Assets	159,821	161,282
Total Assets	$1,824,748	$1,676,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$186,736	$154,670
Derivatives (Note 9)	1,194	1,017
Taxes payable	3,883	4,149
Equity compensation award liability (Note 5)	5,388	9,544
Total Current Liabilities	197,201	169,380

Long-Term Liabilities
Long-term debt (Notes 4 and 9)	516,916	399,415
Deferred tax liabilities	29,813	23,419
Asset retirement obligation	43,007	43,676
Equity compensation award liability (Note 5)	4,593	8,139
Other	7,559	2,805
Total Long-Term Liabilities	601,888	477,454

Contingencies (Note 8)

Shareholders’ Equity
Common Stock (Note 5) (384,492,732 and 387,079,027 shares of Common Stock par value $0.001 per share, issued and outstanding as at March 31, 2019, and December 31, 2018, respectively)	10,287	10,290
Additional paid in capital	1,312,371	1,318,048
Deficit	(296,999)	(298,588)
Total Shareholders’ Equity	1,025,659	1,029,750
Total Liabilities and Shareholders’ Equity	$1,824,748	$1,676,584

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$1,979	$17,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and accretion	62,921	39,461
Deferred tax expense	8,323	13,482
Stock-based compensation (Note 5)	1,727	3,309
Amortization of debt issuance costs (Note 4)	838	670
Unrealized foreign exchange gain	(3,283)	(1,044)
Financial instruments loss (Note 9)	3,165	6,946
Cash settlement of financial instruments (Note 9)	(220)	(5,817)
Cash settlement of asset retirement obligation	(217)	(192)
Cash settlement of restricted share units	—	(120)
Net change in assets and liabilities from operating activities (Note 10)	(29,950)	(3,464)
Net cash provided by operating activities	45,283	71,092

Investing Activities
Additions to property, plant and equipment	(94,489)	(72,694)
Property acquisitions, net of cash acquired (Note 3)	(73,827)	—
Changes in non-cash investing working capital	(2,166)	1,957
Net cash used in investing activities	(170,482)	(70,737)

Financing Activities
Proceeds from bank debt, net of issuance costs	117,000	4,988
Repayment of bank debt	(3,000)	(153,000)
Lease Payments	(345)	—
Repurchase of shares of Common Stock (Note 5)	(6,154)	(1,194)
Proceeds from exercise of stock options	—	74
Proceeds from issuance of Senior Notes, net of issuance costs	—	288,368
Net cash provided by financing activities	107,501	139,236

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(486)	663

Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(18,184)	140,254
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 10)	54,308	26,678
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 10)	$36,124	$166,932

Supplemental cash flow disclosures (Note 10)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Share Capital
Balance, beginning of period	$10,290	$10,295
Repurchase of Common Stock (Note 5)	(3)	—
Balance, end of period	10,287	10,295

Additional Paid in Capital
Balance, beginning of period	1,318,048	1,327,244
Exercise of stock options	—	74
Stock-based compensation (Note 5)	474	563
Repurchase of Common Stock (Note 5)	(6,151)	(1,194)
Balance, end of period	1,312,371	1,326,687

Deficit
Balance, beginning of period	(298,588)	(401,204)
Net income	1,979	17,861
Cumulative adjustment for accounting change related to leases (Note 2)	(390)	—
Balance, end of period	(296,999)	(383,343)

Total Shareholders’ Equity	$1,025,659	$953,639

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars, unless otherwise indicated)

1. Description of Business

Gran Tierra Energy Inc., a Delaware corporation (the “Company” or “Gran Tierra”), is a publicly traded company focused on oil and natural gas exploration and production in Colombia and Ecuador.

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

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2018, included in the Company’s 2018 Annual Report on Form 10-K.

The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company’s 2018 Annual Report on Form 10-K and are the same policies followed in these interim unaudited condensed consolidated financial statements, except as noted below. The Company has evaluated all subsequent events through to the date these interim unaudited condensed consolidated financial statements were issued.

Recently Adopted Accounting Pronouncements

Leases

The Company adopted Accounting Standard Codification ("ASC") 842 Leases with a date of initial application on January 1, 2019 in accordance with the modified retrospective transition approach using the practical expedients available for land easements and short-term leases. The Company did not elect the "suite" of practical expedients or use the hindsight expedient in its adoption.

At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At inception of a contract that contains a lease component, the Company allocates the consideration in the contract to each lease and non-lease component on the basis of their relative stand-alone prices. The Company recognizes a right-of-use asset and a lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, and subsequently at cost less any accumulated depreciation and impairment losses, and adjusted for certain remeasurements of the lease liability.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the discount rate. The lease liability is subsequently increased by the interest cost on the lease liability and decreased by lease payments made. It is remeasured when there is a change in future lease payments arising from a change in an index or rate, a change in the estimate of the amount expected to be payable under a residual value guarantee, or as appropriate, changes in the assessment of whether a purchase or extension option is reasonably certain to be exercised or a termination option is reasonably certain not to be exercised.

The Company has applied judgment to determine the lease term for contracts which include renewal or termination options. The assessment of whether the Company is reasonably certain to exercise such options impacts the lease term, which significantly affects the amount of lease liabilities and right-of-use assets recognized.

All leases identified relate to office leases.

The transition resulted in the recognition of a right-of-use asset presented in other capital assets of $3.8 million at January 1, 2019, the recognition of lease liabilities of $4.2 million and a $0.4 million impact on retained earnings. When measuring the lease liabilities, the Company's incremental borrowing rate was used. At January 1, 2019 the rates applied ranged between 5.6% and 9.1%.

3. Property, Plant and Equipment

On February 20, 2019, the Company acquired 36.2% working interest ("WI") in the Suroriente Block and a 100% WI of the Llanos-5 Block for cash consideration of $79.1 million and a promissory note of $1.5 million included in current accounts payable on the Company's condensed consolidated balance sheet. The cost of the assets was allocated to proved assets using relative fair values. The entire consideration of $0.3 million for Llanos-5 was allocated to unproved assets.

(Thousands of U.S. Dollars)
Cost of asset acquisition:
Cash	$79,100
Promissory note	1,500
$80,600

Allocation of Consideration Paid:
Oil and gas properties
Proved	$52,340
Unproved	44,608
96,948
Net working capital (including cash acquired of $5.3 million)	(16,348)
$80,600

Subsequent to the quarter, the Company acquired the remaining 20% WI of the VMM-2 Block for cash consideration of $3.5 million.

4. Debt and Debt Issuance Costs

The Company's debt at March 31, 2019 and December 31, 2018 was as follows:

(Thousands of U.S. Dollars)	As at March 31, 2019	As at December 31, 2018
Senior notes	$300,000	$300,000
Convertible notes	115,000	115,000
Revolving credit facility	114,000	—
Unamortized debt issuance costs	(14,747)	(15,585)
Long-term debt	514,253	399,415
Long-term lease obligation(1)	2,663	—
	$516,916	$399,415

(1) The current portion of the lease obligation has been included in Accounts Payable and totaled $1.8 million as at March 31, 2019 (nil - December 31, 2018).

Interest Expense

The following table presents total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2019	2018
Contractual interest and other financing expenses	$7,100	$4,825
Amortization of debt issuance costs	838	670
	$7,938	$5,495

5. Share Capital

Shares of Common Stock
Balance, December 31, 2018	387,079,027
Shares repurchased and canceled	(2,586,295)
Balance, March 31, 2019	384,492,732

On March 11, 2019, the Company announced that it intended to implement a share repurchase program (the “2019 Program”) through the facilities of the Toronto Stock Exchange ("TSX") and eligible alternative trading platforms in Canada. Under the 2019 Program, the Company is able to purchase at prevailing market prices up to 19,353,951 shares of Common Stock, representing approximately 5.00% of the issued and outstanding shares of Common Stock as of March 1, 2019. Shares purchased pursuant to 2019 Program will be canceled. The 2019 Program will expire on March 12, 2020, or earlier if the 5.00% share maximum is reached.

During three months ended March 31, 2019, the Company repurchased 743,520 shares at a weighted average price of $2.34 under 2018 share repurchase program and 1,842,775 shares at a weighted average price of $2.40 per share under the 2019 Program. All the repurchased shares were canceled subsequent to repurchase.

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the three months ended March 31, 2019:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2018	9,004,661	684,893	9,034,412	3.18
Granted	4,382,335	83,072	2,083,026	2.32
Exercised	(2,725,877)	—	—	—
Forfeited	(457,290)	—	(477,691)	4.56
Expired	—	—	(44,940)	7.09
Balance, March 31, 2019	10,203,829	767,965	10,594,807	2.93

Stock-based compensation expense for the three months ended March 31, 2019, was $1.7 million (three months ended March 31, 2018 - $3.3 million).

At March 31, 2019, there was $18.1 million (December 31, 2018 - $9.2 million) of unrecognized compensation cost related to unvested PSUs and stock options which is expected to be recognized over a weighted average period of 2.1 years. For the three months ended March 31, 2019, the Company paid out $10.2 million (three months ended March 31, 2018 - $0.0 million) for performance share units which were vested December 31, 2018.

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

Weighted Average Shares Outstanding

	Three Months Ended March 31,
	2019	2018
Weighted average number of common and exchangeable shares outstanding	386,930,323	391,294,042
Shares issuable pursuant to stock options	333,028	867,427
Shares assumed to be purchased from proceeds of stock options	(317,669)	(782,456)
Weighted average number of diluted common and exchangeable shares outstanding	386,945,682	391,379,013

For the three months ended March 31, 2019, 10,284,152 options (three months ended March 31, 2018 - 8,599,422), on a weighted average basis, were excluded from the diluted income per share calculation as the options were anti-dilutive. Shares issuable upon conversion of the 5.00% Convertible Notes due 2021 ("Convertible Notes") were anti-dilutive and not included in the diluted income per share calculation.

6. Revenue

Most of the Company's revenues are from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia crude, quality and transportation discounts each month. For the three months ended March 31, 2019, 100% (three months ended March 31, 2018 - 100%) of the Company's revenue resulted from oil sales. During the three months ended March 31, 2019, quality and transportation discounts were 17% of the average ICE Brent price (three months ended March 31, 2018 - 16%). During the three months ended March 31, 2019, the Company's production was sold primarily to two major customers in Colombia (three months ended March 31, 2018 - four).

As at March 31, 2019, accounts receivable included $4.3 million of accrued sales revenue related to March 2019 production (December 31, 2018 - $4.2 million related to December 31, 2018 production).

7. Taxes

The Company's effective tax rate was 91% in the three months ended March 31, 2019, compared with 59% in the comparative period in 2018. Current income tax expenses were lower in the three months ended March 31, 2019, compared with the corresponding period in 2018, primarily as a result of lower taxable income in Colombia. The deferred income tax expense of $8.3 million for the three months ended March 31, 2019 was primarily due to excess tax depreciation compared with accounting depreciation in Colombia.

For the three months ended March 31, 2019, the difference between the effective tax rate of 91% and the 33% Colombian tax rate was primarily due to an increase in the valuation allowance, foreign translation adjustment, a non-deductible third party royalty in Colombia, stock-based compensation and other permanent differences. These were partially offset by a decrease in the impact of foreign taxes.

For the comparative period in 2018, the 59% effective tax rate differed from the Colombian tax rate of 37% primarily due to an increase to the valuation allowance, non-deductible third party royalty in Colombia, stock based compensation, foreign currency translation and other permanent differences. These were partially offset by a decrease in the impact of foreign taxes.

8. Contingencies

The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) ("ANH") and Gran Tierra are engaged in ongoing discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of an additional royalty (the "HPR royalty"). Based on the Company's understanding of the ANH's position, the estimated compensation, which would be payable if the ANH’s interpretation is correct, could be up to $55.6 million as at March 31, 2019. At this time no amount has been accrued in the interim unaudited condensed consolidated financial statements as Gran Tierra does not consider it probable that a loss will be incurred.

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

Letters of credit and other credit support

At March 31, 2019, the Company had provided letters of credit and other credit support totaling $77.1 million (December 31, 2018 - $76.7 million) as security relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements.

9. Financial Instruments and Fair Value Measurement

Financial Instruments

At March 31, 2019, the Company’s financial instruments recognized in the balance sheet consisted of: cash and cash equivalents; restricted cash and cash equivalents; accounts receivable; investment; derivatives, accounts payable and accrued liabilities, long-term debt, equity compensation award liability and other long-term liabilities.

Fair Value Measurement

The fair value of investment, derivatives and PSU liabilities is remeasured at the estimated fair value at the end of each reporting period.

The fair value of the short-term portion of the Company's investment in PetroTal Corp. ("PetroTal"), which was received on the sale of the Company's Peru business unit, was estimated using quoted prices at March 31, 2019, and the foreign exchange rate at that date. The fair value of the long-term portion of the investment restricted by escrow conditions was estimated using observable and unobservable inputs; factors that were evaluated included quoted market prices, precedent comparable transactions, risk free rate, measures of market risk volatility, estimates of the Company's and PetroTal’s cost of capital and quotes from third parties.

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

The fair value of investment, derivatives, PSU and DSU liabilities at March 31, 2019, and December 31, 2018, was as follows:

(Thousands of U.S. Dollars)	As at March 31, 2019	As at December 31, 2018
Investment - current and long-term	$40,491	$41,435

Derivative liability	$1,194	$1,017
DSU and PSU liability	9,982	17,683
	$11,176	$18,700

The following table presents gains or losses on financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2019	2018
Commodity price derivative loss	$1,194	$4,995
Foreign currency derivatives gain	—	(3,970)
Investment loss	1,971	5,921
Financial instruments loss	$3,165	$6,946

These losses are presented as financial instruments loss in the condensed consolidated statements of operations and cash flows.

Investment loss for the three months ended March 31, 2019, related to the fair value loss on the PetroTal shares Gran Tierra received in connection with the sale of its Peru business unit in December 2017. For the three months ended March 31, 2019 and 2018, this investment loss was unrealized.

Financial instruments not recorded at fair value include the Company's 6.25% Senior Notes due 2025 (the "Senior Notes") and the Convertible Notes (Note 4). At March 31, 2019, the carrying amounts of the Senior Notes and the Convertible Notes were $289.6 million and $112.4 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $286.8 million and $119.0 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

At March 31, 2019, the fair value of the current portion of the investment and DSU liability was determined using Level 1 inputs, the fair value of derivatives and PSUs was determined using Level 2 inputs and the fair value of the long-term portion of the investment restricted by escrow conditions was determined using Level 3 inputs. The table below presents the fair value of the long-term portion of the investment:

	Three Months Ended	Year Ended
(Thousands of U.S. Dollars)	March 31, 2019	December 31, 2018
Opening balance, investment - long-term	$8,711	$19,147
Transfer from long-term (Level 3) to current (Level 1)	—	(10,522)
Unrealized valuation (loss) gain	(417)	846
Unrealized foreign exchange gain (loss)	219	(760)
Closing balance, investment - long-term	$8,513	$8,711

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

At March 31, 2019, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Purchased Puts: April 1, to December 31, 2019	5,000	ICE Brent	$60.00	n/a	$2.39
Collars: April 1, to December 31, 2019	5,000	ICE Brent	$60.00	$71.53	n/a

Foreign Currency Derivatives

The Company utilizes foreign currency derivatives to manage the variability in cash flows associated with the Company's forecasted Colombian peso ("COP") denominated expenses. Subsequent to March 31, 2019, the Company entered into foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: May 1, to December 31, 2019	180,000	56,697	COP	3,019	3,446

(1) At March 31, 2019 foreign exchange rate.

10. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company's interim unaudited condensed consolidated balance sheet that sum to the total of the same such amounts shown in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at March 31,		As at December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$32,740	$160,474	$51,040	$12,326
Restricted cash and cash equivalents - current	1,118	3,294	1,269	11,787
Restricted cash and cash equivalents - long-term (included in other long-term assets)	2,266	3,164	1,999	2,565
	$36,124	$166,932	$54,308	$26,678

Net changes in assets and liabilities from operating activities were as follows:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2019	2018
Accounts receivable and other long-term assets	$(18,011)	$(1,982)
Derivatives	(796)	1,847
Inventory	(1,749)	(1,785)
Prepaids	551	1,498
Accounts payable and accrued and other long-term liabilities	6,456	(2,495)
Taxes receivable and payable	(16,401)	(547)
Net changes in assets and liabilities from operating activities	$(29,950)	$(3,464)

The following table provides additional supplemental cash flow disclosures:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2019	2018
Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$83,038	$70,108

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the "Financial Statements" as set out in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the "Financial Statements and Supplementary Data" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 8 and 7, respectively, of our 2018 Annual Report on Form 10-K. Please see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding the identification of and risks relating to forward-looking statements, as well as Part I, Item 1A “Risk Factors” in our 2018 Annual Report on Form 10-K.

Financial and Operational Highlights

Key Highlights for the first quarter of 2019

•
Net after royalties production ("NAR") was 31,664 BOEPD, 12% higher than the first quarter of 2018. Production increased largely due to production from development activities in the Acordionero Field and the acquisition of additional WI in Suroriente Block

•
Oil and natural gas sales volumes were 31,833 BOEPD, 17% higher than the first quarter of 2018. The quarter's increase in oil and gas sales volumes was due to increase in production, decrease in royalties driven by lower oil prices, and the reduction of inventory

•	Net income was $2.0 million compared with $17.9 million in the first quarter of 2018

•	Funds flow from operations(2) increased by 1% to $75.5 million compared with the first quarter of 2018, while Brent price decreased 5% from the first quarter of 2018

•	EBITDA was $92.5 million compared with $88.6 million in the first quarter of 2018

•	Active quarter with capital expenditures of $94 million

•	Oil and gas sales per BOE were $53.25, 6% lower than the first quarter of 2018

•	Operating netback(2) per BOE was $36.08 for the first quarter 2019

•	Operating expenses per BOE were $12.14, 37% higher than the first quarter of 2018 as a result of higher power generation and equipment rental costs

•	Workover expenses per BOE were $2.20, 20% higher compared to the first quarter of 2018 as a result of electric submersible pumps failure during the first quarter of 2019

•
Quality and transportation discount per BOE was $10.65 compared with $10.72 in the first quarter of 2018; this $0.07 per BOE reduction resulted from the optimization of transportation routes and narrowing of differentials

•	Transportation expenses per BOE were $2.83, comparable with the first quarter of 2018

•	General and administrative ("G&A") expenses before stock-based compensation per BOE decreased by 16% to $2.75 compared with the first quarter of 2018

•
Announced a new country entry into Ecuador's Oriente Basin by securing 100% WI in three highly prospective exploration blocks via successful bids in a bidding round, creating a contiguous acreage position extending from Gran Tierra's existing assets in Colombia's Putumayo Basin, contingent upon regulatory approvals and the execution of the Participation Contracts expected in May 2019

•	Subsequent to the quarter, increased the WI in the VMM-2 Block to 100%

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended March 31,			Three Months Ended December 31,
	2019	2018	% Change	2018
Average Daily Volumes (BOEPD)
Consolidated
Working Interest Production Before Royalties	38,163	35,075	9	38,156
Royalties	(6,499)	(6,886)	6	(6,960)
Production NAR	31,664	28,189	12	31,196
Decrease (Increase) in Inventory	169	(986)	117	(137)
Sales(1)	31,833	27,203	17	31,059

Net Income (Loss)	$1,979	$17,861	(89)	$(10,840)

Operating Netback
Oil and Natural Gas Sales	$152,565	$138,228	10	$136,639
Operating Expenses	(34,783)	(21,776)	60	(33,253)
Workover Expenses	(6,289)	(4,489)	40	(8,515)
Transportation Expenses	(8,103)	(6,997)	16	(7,969)
Operating Netback(2)	$103,390	$104,966	(2)	$86,902

G&A Expenses Before Stock-Based Compensation	$7,869	$7,982	(1)	$14,115
G&A Stock-Based Compensation	1,727	3,178	(46)	(11,805)
G&A Expenses, Including Stock-Based Compensation	$9,596	$11,160	(14)	$2,310

EBITDA(2)	$92,524	$88,588	4	$69,184

Funds Flow From Operations(2)	$75,450	$74,748	1	$52,137

Capital Expenditures	$94,489	$72,694	30	$88,542

	As at
(Thousands of U.S. Dollars)	March 31, 2019	December 31, 2018	% Change
Cash and Cash Equivalents and Current Restricted Cash and Cash Equivalents	$33,858	$52,309	(35)

Revolving Credit Facility	$114,000	$—	—

Senior Notes	$300,000	$300,000	—

Convertible Notes	$115,000	$115,000	—

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

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	2018
Net income (Loss)	$1,979	$17,861	$(10,840)
Adjustments to reconcile net income to EBITDA
DD&A expenses	62,921	39,461	60,169
Interest expense	7,938	5,495	7,090
Income tax expense	19,686	25,771	12,765
EBITDA (non-GAAP)	92,524	88,588	69,184

Funds flow from operations, as presented, is defined as net income adjusted for DD&A expenses, deferred tax expense, stock-based compensation expense, amortization of debt issuance costs, cash settlement of RSUs, unrealized foreign exchange gains and losses, financial instruments gains or losses, cash settlement of financial instruments and loss on sale. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income or loss, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income to funds flow from operations is as follows:

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	2018
Net income (Loss)	$1,979	$17,861	$(10,840)
Adjustments to reconcile net income to funds flow from operations
DD&A expenses	62,921	39,461	60,169
Deferred tax expense	8,323	13,482	5,086
Stock-based compensation expense	1,727	3,309	(12,178)
Amortization of debt issuance costs	838	670	854
Cash settlement of RSUs	—	(120)	—
Unrealized foreign exchange (gain) loss	(3,283)	(1,044)	11,352
Financial instruments loss	3,165	6,946	5,456
Cash settlement of financial instruments	(220)	(5,817)	(7,762)
Funds flow from operations (non-GAAP)	$75,450	$74,748	$52,137

Additional Operational Results

	Three Months Ended March 31,			Three Months Ended December 31,
	2019	2018	% Change	2018
(Thousands of U.S. Dollars)
Oil and natural gas sales	$152,565	$138,228	10	$136,639
Operating expenses	34,783	21,776	60	33,253
Workover expenses	6,289	4,489	40	8,515
Transportation expenses	8,103	6,997	16	7,969
Operating netback(1)	103,390	104,966	(2)	86,902

DD&A expenses	62,921	39,461	59	60,169
G&A expenses before stock-based compensation	7,869	7,982	(1)	14,115
G&A stock-based compensation expense	1,727	3,178	(46)	(11,805)
Severance expenses	672	—	—	346
Foreign exchange (gain) loss	(2,434)	(942)	(158)	9,571
Financial instruments loss	3,165	6,946	(54)	5,456
Interest expense	7,938	5,495	44	7,090
	81,858	62,120	32	84,942

Interest income (expense)	133	786	(83)	(35)

Income before income taxes	21,665	43,632	(50)	1,925

Current income tax expense	11,363	12,289	(8)	7,679
Deferred income tax expense	8,323	13,482	(38)	5,086
	19,686	25,771	(24)	12,765
Net income (loss)	$1,979	$17,861	—	$(10,840)

Sales Volumes (NAR)

Total sales volumes, BOEPD	31,833	27,203	17	31,059

Brent Price per bbl	$63.90	$67.18	(5)	$68.08

Consolidated Results of Operations per BOE Sales Volumes NAR
Oil and natural gas sales	$53.25	$56.46	(6)	$47.82
Operating expenses	12.14	8.89	37	11.64
Workover expenses	2.20	1.84	20	2.98
Transportation expenses	2.83	2.86	(1)	2.79
Operating netback(1)	36.08	42.87	(16)	30.41

DD&A expenses	21.96	16.12	36	21.06

G&A expenses before stock-based compensation	2.75	3.26	(16)	4.94
G&A stock-based compensation expense	0.60	1.30	(54)	(4.13)
Severance expenses	0.23	—	—	0.12
Foreign exchange (gain) loss	(0.85)	(0.38)	(124)	3.35
Financial instruments loss	1.10	2.84	(61)	1.91
Interest expense	2.77	2.24	24	2.48
	28.56	25.38	13	29.73

Interest income	0.05	0.32	(84)	(0.01)

Income before income taxes	7.57	17.81	(57)	0.67
Current income tax expense	3.97	5.02	(21)	2.69
Deferred income tax expense	2.91	5.51	(47)	1.78
	6.88	10.53	(35)	4.47
Net income (loss)	$0.69	$7.28	—	$(3.80)

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Oil and Gas Production and Sales Volumes, BOEPD

	Three Months Ended March 31,
	2019	2018
Average Daily Volumes (BOEPD)
Working Interest Production Before Royalties	38,163	35,075
Royalties	(6,499)	(6,886)
Production NAR	31,664	28,189
Decrease (Increase) in Inventory	169	(986)
Sales	31,833	27,203

Royalties, % of Working Interest Production Before Royalties	17%	20%

Oil and gas production NAR for the three months ended March 31, 2019 increased by 12%, compared with the corresponding period of 2018. The increase in production was a result of successful drilling and a workover campaign in the Acordionero Field.

Royalties as a percentage of production for the three months ended March 31, 2019 decreased compared with the corresponding period of 2018 commensurate with the decrease in benchmark oil prices due to price sensitive royalties payable in Colombia.

Operating Netbacks

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
(Thousands of U.S. Dollars)
Oil and Natural Gas Sales	$152,565	$138,228
Transportation Expenses	(8,103)	(6,997)
	144,462	131,231
Operating Expenses	(34,783)	(21,776)
Workover Expenses	$(6,289)	$(4,489)
Operating Netback(1)	$103,390	$104,966

U.S. Dollars Per BOE Sales Volumes NAR
Brent	$63.90	$67.18
Quality and Transportation Discounts	(10.65)	(10.72)
Average Realized Price	53.25	56.46
Transportation Expenses	(2.83)	(2.86)
Average Realized Price Net of Transportation Expenses	50.42	53.60
Operating Expenses	(12.14)	(8.89)
Workover Expenses	(2.20)	(1.84)
Operating Netback(1)	$36.08	$42.87

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Oil and gas sales for the three months ended March 31, 2019 increased by 10% to $152.6 million, compared with the corresponding period of 2018. The increase was a result of higher sales volumes partially offset by lower realized prices. Compared with the prior quarter, oil and gas sales increased by 12%. The increase was a result of higher sales volumes and higher realized prices.

The following table shows the effect of changes in realized prices and sales volumes on our oil and gas sales for the three months ended March 31, 2019 compared with the prior quarter and the corresponding period of 2018:

(Thousands of U.S. Dollars)	First Quarter 2019 Compared with Fourth Quarter 2018	First Quarter 2019 Compared with First Quarter 2018
Oil and natural gas sales for the comparative period	$136,639	$138,228
Realized sales price increase (decrease) effect	15,563	(9,195)
Sales volume increase effect	363	23,532
Oil and natural gas sales for the period ended March 31, 2019	$152,565	$152,565

Average realized prices for the three months ended March 31, 2019 decreased by 6%, compared with the corresponding period of 2018. The decrease was commensurate with decreases in benchmark oil prices partially offset by lower quality and transportation discounts. Compared with the prior quarter, average realized prices increased by 11%. Average Brent oil prices for the three months ended March 31, 2019 decreased by 5%, compared with the corresponding period of 2018 and decreased by 6% compared with the prior quarter.

We have options to sell our oil through multiple pipelines and trucking routes. Each transportation route has varying effects on realized sales prices and transportation expenses and we focus on maximizing operating netback. The following table shows the percentage of oil volumes we sold in Colombia using each transportation method for the three months ended March 31, 2019 and 2018, and the prior quarter:

	Three Months Ended March 31,		Three Months Ended December 31,
	2019	2018	2018
Volume transported through pipeline	3%	9%	9%
Volume sold at wellhead	43%	52%	35%
Volume transported via truck	54%	39%	56%
	100%	100%	100%

Volumes transported through pipeline or via truck receive higher realized prices, but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized prices, offset by lower transportation expenses.

Transportation expenses for the three months ended March 31, 2019 increased by 16% to $8.1 million, compared with the corresponding period of 2018. On a per BOE basis, transportation expenses decreased by 1% to $2.83, compared with the corresponding period of 2018.

For the three months ended March 31, 2019, transportation expenses increased 2% compared with $8.0 million in the prior quarter. On a per BOE basis, transportation expenses increased by 1% to $2.83 from $2.79 in the prior quarter. Higher transportation expenses were more than offset by lower quality and transportation discounts.

Operating expenses for the three months ended March 31, 2019 increased by 60% to $34.8 million, compared with the corresponding period of 2018. On a per BOE basis, operating expenses increased by $3.25, compared to the corresponding period of 2018, primarily as a result of power generation and equipment rental costs required to manage the facility capacity limitations in the Acordionero field as a result of rapid production growth, prior to the commissioning of Acordionero facilities expansion expected by the end of the second quarter of 2019.

Operating expenses for the three months ended March 31, 2019 increased by 5% compared with the prior quarter. On a per BOE basis, operating expenses increased by 4%, or $0.50, as a result of higher operating activities during the first quarter of 2019 mentioned in the paragraph above.

Workover expenses increased from $1.84 to $2.20 per BOE in the three months ended March 31, 2019, compared to the corresponding period of 2018 due to more workovers required as a result of submersible pumps failure during the first quarter of 2019. Workover expenses decreased by $0.78 compared to the prior quarter as a result of lower frequency of pump failures during the first quarter of 2019.

DD&A Expenses

	Three Months Ended March 31,
	2019	2018
DD&A Expenses, thousands of U.S. Dollars	$62,921	$39,461
DD&A Expenses, U.S. Dollars per BOE	21.96	16.12

DD&A expenses for the three months ended March 31, 2019 increased to $62.9 million ($21.96 per BOE), from $39.5 million ($16.12 per BOE), in the corresponding period of 2018. On a per BOE basis, the increase was due to higher costs in the depletable base, partially offset by increased proved reserves. On a per BOE basis, DD&A expenses increased by 4% from $21.06 per BOE in the prior quarter primarily due to higher costs in the depletable base.

G&A Expenses

	Three Months Ended March 31,			Three Months Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	% Change	2018
G&A Expenses Before Stock-Based Compensation	$7,869	$7,982	(1)	$14,115
G&A Stock-Based Compensation	1,727	3,178	(46)	(11,805)
G&A Expenses, Including Stock-Based Compensation	$9,596	$11,160	(14)	$2,310

U.S. Dollars Per BOE Sales Volumes NAR
G&A Expenses Before Stock-Based Compensation	$2.75	$3.26	(16)	$4.94
G&A Stock-Based Compensation	0.60	1.30	(54)	(4.13)
G&A Expenses, Including Stock-Based Compensation	$3.35	$4.56	(27)	$0.81

For the three months ended March 31, 2019, G&A expenses before stock-based compensation decreased by 1%, from the corresponding period of 2018 and decreased 44% from the prior quarter. On a per BOE basis, G&A expenses before stock-based compensation decreased 16%, from the corresponding period of 2018 and decreased 44% from the prior quarter. The decrease was mainly a result of the head-count optimization and higher current quarter recoveries.

After stock-based compensation, G&A expenses for the three months ended March 31, 2019 decreased by 14% (27% per BOE) to $9.6 million, compared with the corresponding period of 2018, mainly due to lower G&A Stock-Based Compensation resulting from a lower share price compared to the corresponding period of 2018. G&A expenses for the three months ended March 31, 2019 increased by 315% (314% per BOE) compared with the prior quarter primarily due to a recovery in share price in the current period.

Severance

For the three months ended March 31, 2019, severance costs increased 100% to $0.7 million, compared with the corresponding period in 2018 and increased 94% compared with the prior quarter. The increase in severance costs is consistent with the optimization of head-count.

Foreign Exchange Gains and Losses

For the three months ended March 31, 2019, we had a $2.4 million foreign exchange gain, compared with a $0.9 million gain in the corresponding period of 2018. Taxes receivable, deferred income taxes, and investments are considered monetary assets, and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the main source of the foreign exchange gains and losses in the period.

The following table presents the change in the U.S. dollar against the Colombian peso for the three months ended March 31, 2019, and 2018:

	Three Months Ended March 31,
	2019	2018
Change in the U.S. dollar against the Colombian peso	weakened by	weakened by
	2%	7%
Change in the U.S. dollar against the Canadian dollar	weakened by	strengthened by
	2%	3%

Financial Instrument Gains and Losses

The following table presents the nature of our financial instruments gains and losses for the three months ended March 31, 2019, and 2018:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2019	2018
Commodity price derivative loss	$1,194	$4,995
Foreign currency derivatives gain	—	(3,970)
Investment loss	1,971	5,921
Financial instruments loss	$3,165	$6,946

Income Tax Expense

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2019	2018
Income before income tax	$21,665	$43,632

Current income tax expense	$11,363	$12,289
Deferred income tax expense	8,323	13,482
Total income tax expense	$19,686	$25,771

Effective tax rate	91%	59%

Current income tax expense was lower in the three months ended March 31, 2019 compared with the corresponding period of 2018 as a result of lower taxable income in Colombia, offset by a $3 million capital gain related to an intra-entity asset transfer that was completed to maximize future tax efficiency. The deferred income tax expense for the three months ended March 31, 2019 of $8.3 million was primarily due to excess tax depreciation compared with accounting depreciation in Colombia.

For the three months ended March 31, 2019, the difference between the effective tax rate of 91% and the 33% Colombian tax rate was primarily due to an increase in the valuation allowance, foreign translation adjustment, a non-deductible third party royalty in Colombia, stock-based compensation and other permanent differences. These were partially offset by a decrease in the impact of foreign taxes.

For the three months ended March 31, 2018, the difference between the effective tax rate of 59% and the 37% Colombian tax rate rate was primarily due to an increase to the valuation allowance, non-deductible third party royalty in Colombia, stock based compensation, foreign currency translation and other permanent differences. These were partially offset by a decrease in the impact of foreign taxes.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	First Quarter 2019 Compared with Fourth Quarter 2018	% change	First Quarter 2019 Compared with First Quarter 2018	% change
Net (loss) income for the comparative period	$(10,840)		$17,861
Increase (decrease) due to:
Prices	15,563		(9,195)
Sales volumes	363		23,532
Expenses:
Operating	(1,530)		(13,006)
Workover	2,226		(1,800)
Transportation	(134)		(1,106)
Cash G&A and RSU settlements, excluding stock-based compensation expense	6,246		233
Severance	(326)		(672)
Interest, net of amortization of debt issuance costs	(864)		(2,275)
Realized foreign exchange	(2,630)		(747)
Settlement of financial instruments	7,542		5,597
Current taxes	(3,684)		926
Other	539		(653)
Net change in funds flow from operations(1) from comparative period	23,311		834
Expenses:
Depletion, depreciation and accretion	(2,752)		(23,460)
Deferred tax	(3,237)		5,159
Amortization of debt issuance costs	16		(168)
Stock-based compensation, net of RSU settlement	(13,903)		1,330
Financial instruments gain or loss, net of financial instruments settlements	(5,251)		(1,816)
Unrealized foreign exchange	14,635		2,239
Net change in net income	12,819		(15,882)
Net income for the current period	$1,979	(118)%	$1,979	(89)%

(1)Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended March 31, 2019, were $94.5 million:

(Thousands of U.S. Dollars)
Colombia:
Exploration	$32,584
Development:
Drilling and Completions	53,490
Facilities	6,694
Other	1,721
94,489
Corporate	—
$94,489

During the three months ended March 31, 2019, we drilled the following wells in Colombia:

	Number of wells (Gross)	Number of wells (Net)
Development	6	6
Exploration	2	2
Total Colombia	8	8

We spud 6 development and 2 exploration wells. All development wells were in the Midas Block and exploration wells were in the El Porton and Putumayo-7 Blocks. Of the wells spud during the quarter, 5 development wells were completed as of March 31, 2019.

We also continued facilities work at the Acordionero Field on the Midas Block and the Moqueta Field on the Chaza Block.

During the three months ended March 31, 2019, we acquired a 36.2% working interest ("WI") in the Suroriente Block and a 100% WI of the Llanos-5 Block for cash consideration of $79.1 million and a promissory note of $1.5 million.

Subsequent to the quarter, the Company acquired the remaining 20% WI of the VMM-2 Block for cash consideration of $3.5 million.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	March 31, 2019	% Change	December 31, 2018
Cash and Cash Equivalents	$32,740	(36)	$51,040

Current Restricted Cash and Cash Equivalents	$1,118	(12)	$1,269

Revolving Credit Facility	$114,000	—	$—

Senior Notes	$300,000	—	$300,000

Convertible Notes	$115,000	—	$115,000

We believe that our capital resources, including cash on hand, cash generated from operations and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for 2019, given current oil price trends and production levels. We may also pursue financing through capital markets. In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

At March 31, 2019, we had a revolving credit facility with a syndicate of lenders with a borrowing base of $300 million, of which $186 million was available to be drawn. Availability under the revolving credit facility is determined by the reserves-based borrowing base determined by the lenders. The next re-determination of the borrowing base is due to occur no later than May 2019.

At March 31, 2019, we had $115 million aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (the "Convertible Notes") and $300 million aggregate principal amount of 6.25% Senior Notes due 2025 (the "Senior Notes") outstanding. The Convertible Notes bear interest at a rate of 5.00% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes will mature on April 1, 2021, unless earlier redeemed, repurchased or converted. The Convertible Notes are convertible to Common Stock at a conversion price of approximately $3.21 per share of Common Stock at the option of the holder at any time prior to the close of business on the business day immediately preceding the maturity date. The Senior Notes bear interest at a rate of 6.25% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The Senior Notes will mature on February 15, 2025, unless earlier redeemed or repurchased.

Under the terms of our credit facility and Senior Notes, we are required to maintain compliance with certain financial and operating covenants which include: limitations on our ratio of debt to net income plus interest, taxes, depreciation, depletion, amortization, exploration expenses and all non-cash charges minus all non-cash income ("EBITDAX") to a maximum of 4.0 to 1.0 (under the credit facility) and 3.5 to 1.0 (under the Senior Notes); the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0 (definitions of debt, EBITDAX and other relevant terms are per the credit agreement or the indenture governing the Senior Notes and may differ between these agreements). As at March 31, 2019, we were in compliance with all financial and operating covenants in these agreements. Under the terms of the credit facility and Senior Notes, we are also limited in our ability to make distributions to our shareholders.

Cash and Cash Equivalents Held Outside of Canada and the United States

At March 31, 2019, 98% of our cash and cash equivalents were held by subsidiaries and partnerships outside of Canada and the United States.

In Colombia, we participate in a special exchange regime, and we receive revenue in U.S. dollars offshore. We may also pay invoices denominated in U.S. dollars for our Colombian business from these U.S. dollars received offshore.

Derivative Positions

At March 31, 2019, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Purchased Puts: April 1, to December 31, 2019	5,000	ICE Brent	$60.00	n/a	$2.39
Collars: April 1, to December 31, 2019	5,000	ICE Brent	$60.00	$71.53	n/a

At March 31, 2019, current liabilities on our balance sheet included $1.2 million in relation to the above outstanding commodity price derivative positions.

Foreign Currency Derivatives

Subsequent to March 31, 2019, the Company entered into foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: May 1, to December 31, 2019	180,000	56,697	COP	3,019	3,446

(1) At March 31, 2019 foreign exchange rate.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2019	2018
Sources of cash and cash equivalents:
Net income	$1,979	$17,861
Adjustments to reconcile net income to EBITDA(1) and funds flow from operations(1)
DD&A expenses	62,921	39,461
Interest expense	7,938	5,495
Income tax expense	19,686	25,771
EBITDA	92,524	88,588
Current income tax expense	(11,363)	(12,289)
Contractual interest and other financing expenses	(7,100)	(4,825)
Stock-based compensation expense	1,727	3,309
Cash settlement of RSUs	—	(120)
Unrealized foreign exchange loss	(3,283)	(1,044)
Financial instruments loss (gain)	3,165	6,946
Cash settlement of financial instruments	(220)	(5,817)
Funds flow from operations	75,450	74,748
Proceeds from bank debt, net of issuance costs	117,000	4,988
Proceeds from issuance of Senior Notes, net of issuance costs	—	288,368
Proceeds from issuance of shares	—	74
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents		663
Changes in non-cash investing working capital	(2,166)	1,957
	190,284	370,798

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(94,489)	(72,694)
Additions to property, plant and equipment - property acquisitions	(73,827)	—
Repayment of bank debt	(3,000)	(153,000)
Lease payments	(345)	—
Repurchase of shares of Common Stock	(6,154)	(1,194)
Net changes in assets and liabilities from operating activities	(29,950)	(3,464)
Settlement of asset retirement obligations	(217)	(192)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(486)	—
	(208,468)	(230,544)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(18,184)	$140,254

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

Off-Balance Sheet Arrangements

As at March 31, 2019, we had no off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2019, we re-paid a balance of $3.0 million outstanding under our revolving credit facility, which as at March 31, 2019 had $114.0 million drawn.

Except as noted above, as at March 31, 2019, there were no other material changes to our contractual obligations outside of the ordinary course of business from those as at December 31, 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2018 Annual Report on Form 10-K, and have not changed materially since the filing of that document, other than as follows:

Leases

We adopted Accounting Standard Codification ("ASC") 842 Leases with a date of initial application on January 1, 2019 in accordance with the modified retrospective transition approach using the practical expedients available for land easements and short-term leases. We did not elect the "suite" of practical expedients or use the hindsight expedient in its adoption.

The transition resulted in the recognition of a right-of-use asset presented in other capital assets of $3.8 million, the recognition of lease liabilities in other long-term liabilities of $4.2 million and a $0.4 million impact on retained earnings. When measuring the lease liabilities, the Company's incremental borrowing rate was used. At January 1, 2019 the average rates applied were between 5.6% and 9.1%.

At inception of a contract, we assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At inception of a contract that contains a lease component, we allocate the consideration in the contract to each lease and non-lease component on the basis of their relative stand-alone prices. We recognize a right-of-use asset and a lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, and subsequently at cost less any accumulated depreciation and impairment losses, and adjusted for certain remeasurements of the lease liability.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our incremental borrowing rate. Generally, we use the Company's incremental borrowing rate as the discount rate. The lease liability is subsequently increased by the interest cost on the lease liability and decreased by lease payments made. It is remeasured when there is a change in future lease payments arising from a change in an index or rate, a change in the estimate of the amount expected to be payable under a residual value guarantee, or as appropriate, changes in the assessment of whether a purchase or extension option is reasonably certain to be exercised or a termination option is reasonably certain not to be exercised.

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

Foreign currency risk

Foreign currency risk is a factor for our company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. Our reporting currency is U.S. dollars and 100% of our revenues are related to the U.S. dollar price of Brent or WTI oil. We receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures is in U.S. dollars or is based on U.S. dollar prices. The majority of income and value added taxes and G&A expenses in Colombia are in local currency. Certain G&A expenses incurred at our head office in Canada are denominated in Canadian dollars. While we operate in South America exclusively, the majority of our acquisition expenditures have been valued and paid in U.S. dollars.

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

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our revolving credit facility, which bears floating rates of interest. At March 31, 2019, our outstanding balance under revolving credit facility was $114.0 million (December 31, 2018 - nil).

Further Information

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

See Note 8 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for any material developments with respect to matters previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, and any material matters that have arisen since the filing of such report.
Item 1A. Risk Factors

See Part I, Item 1A Risk Factors of our 2018 Annual Report on Form 10-K. Other than the risk factor set forth below, the risks facing our company have not changed materially from those set forth in Part I, Item 1A Risk Factors of our 2018 Annual Report on Form 10-K.

We have recently been awarded exploration rights on blocks in Ecuador.

While we have recently been awarded exploration rights on blocks in Ecuador, contracts related to such exploration rights have not yet been signed. We have not previously operated in Ecuador, and it is difficult to predict the results and to project the costs of implementing an exploratory drilling program in Ecuador due to the inherent uncertainties of drilling and the fact that exploration and production operations there are subject to legal, social, political and economic uncertainties that may be different from what we have experienced in Colombia. Ecuador has experienced and may in the future experience political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including but not limited to: the imposition of additional taxes; nationalization; changes in energy or environmental policies or the personnel administering them; and changes in oil and natural gas pricing policies. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets or renegotiation or nullification of existing concessions and contracts. Any changes in the oil and gas or investment regulations and policies or a shift in political attitudes in Ecuador are beyond our control and may significantly hamper our ability to expand our operations or operate our business in this country at a profit. Wells that are drilled may not achieve the results expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1-31, 2019	—	—	—	14,496,863	(3)
February 1-28, 2019	—	—	—	14,496,863	(3)
March 1-12, 2019	743,520	2.34	743,520	13,753,343	(3)
March 13-31, 2019	1,842,775	2.40	1,842,775	17,511,176	(4)
	2,586,295	2.38	2,586,295	17,511,176

(1) Based on settlement date.

(2) Exclusive of commissions paid to the broker to repurchase the Common Stock.

(3) On March 7, 2018, we announced that we intended to implement a share repurchase program (the “2018 Program”) through the facilities of the TSX and eligible alternative trading platforms in Canada. We received regulatory approval from the TSX to commence the 2018 Program on March 12, 2018. We were able to purchase at prevailing market prices up to 19,269,732 shares of Common Stock, representing approximately 5% of our issued and outstanding shares of Common Stock, until the 2018 Program expired on March 11, 2019.

(4) On March 11, 2019, we announced that we intended to implement a share repurchase program (the “2019 Program”) through the facilities of the TSX and eligible alternative trading platforms in Canada. We received regulatory approval from the TSX to commence the 2019 Program on March 13, 2019. We are able to purchase at prevailing market prices up to 19,353,951 shares of Common Stock, representing approximately 5% of our issued and outstanding shares of Common Stock as of March 31, 2019.

Shares purchased pursuant to the 2019 Program to date have been canceled. The 2019 Program will expire on March 12, 2020, or earlier if the 5.00% share maximum is reached. The 2019 Program could be terminated by us at any time, subject to compliance with regulatory requirements. As such, there can be no assurance regarding the total number of shares that may be repurchased under the 2019 Program.
Item 6. Exhibits

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.3	Certificate of Retirement dated July 9, 2018	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 9, 2018 (SEC File No. 001-34018).

10.1	Sale and Purchase Agreement for all of the issued share capital of Vetra Southeast S.L.U., dated February 20, 2019.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.2	Sale and Purchase Agreement for PUT-8, dated February 20, 2019.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.3	Sale and Purchase Agreement for LLA-5, dated February 20, 2019.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.4	Sale and Purchase Agreement for Suroriente, dated February 20, 2019.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

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

GRAN TIERRA ENERGY INC.

Date: May 7, 2019	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019	/s/ Ryan Ellson
By: Ryan Ellson
Chief Financial Officer
(Principal Financial and Accounting Officer)