Form 10-K
period 2019-12-31
GRAN TIERRA ENERGY INC.
filed 2020-02-27
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.5 billion.

On February 24, 2020, 366,981,556 shares of the registrant’s Common Stock with $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2020 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

Gran Tierra Energy Inc.

Annual Report on Form 10-K

Year Ended December 31, 2019

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

Sales volumes represent production NAR adjusted for inventory changes and losses. Our oil and gas reserves are reported NAR. Our production is also reported NAR, except as otherwise specifically noted as “working interest production before royalties”. Gas volumes are converted to BOE at the rate of 6 Mcf of gas per bbl of oil, based upon the approximate relative energy content of gas and oil. The rate is not necessarily indicative of the relationship between oil and gas prices. BOEs may be misleading, particularly if used in isolation. A BOE conversion ratio of 6 Mcf:1 bbl is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

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
(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons ("LKH") as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
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

PART I
Items 1 and 2. Business and Properties

General

Gran Tierra Energy Inc., together with its subsidiaries (“Gran Tierra”, “the Company”, “us”, “our”, or “we”), is a company focused on oil and gas exploration and production in Colombia and Ecuador. Our Colombian properties represented 100% of our proved reserves NAR at December 31, 2019. For the year ended December 31, 2019, 100% (year ended December 31, 2018 - 100%, and year ended December 31, 2017 - 98%) of our revenue and other income was generated in Colombia.

We were incorporated under the laws of the State of Nevada in June 2008 and changed our state of incorporation to the State of Delaware in October 2016.

All dollar ($) amounts referred to in this Annual Report on Form 10-K are United States (U.S.) dollars, unless otherwise indicated.

2019 Overview

Acquisitions and Dispositions

On February 20, 2019, we acquired 36.2% working interest ("WI") and operatorship in the Suroriente Block and 100% WI in the Llanos-5 Block for a cash consideration of $79.1 million and a promissory note of $1.5 million. The acquisition increased our WI in Suroriente Block from 16% to 52%. As of December 31, 2019, the Suroriente Block had 6,084 MBOE of proven reserves and 10,390 MBOE of proven plus probable reserves.

On May 22, 2019, we signed participation contracts for the Charapa, Chanangue and Iguana Blocks located in the Oriente Basin in Ecuador and secured 100% WI and operatorship for these blocks. We expect to commence our exploration drilling program in Ecuador during 2020. The blocks added 138,239 acres in a highly prospective basin with access to infrastructure.

During the year ended December 31, 2019, we were awarded four exploration blocks (PUT-21, PUT-33, Llanos-85 and VMM-24) via successful bid rounds in Colombia. The newly awarded blocks added 286,729 acres in highly prospective basins in Colombia, all with access to infrastructure.

2019 Operational Highlights

During the year ended December 31, 2019, we incurred capital expenditures of $379.3 million, the majority of which were incurred in Colombia. In 2019, we drilled six exploration wells, five water injectors, and 25 development wells.

The six exploration wells were drilled in the PUT-1, PUT-7, El Porton, Llanos-10 and Santana Blocks. As at December 31, 2019, three of these wells were producing, two were in-progress and one was a dry well.

We spud five water injector wells, all in the Midas Block.

We spud 25 development wells; 19 in the Midas Block, three in the VMM-2 Block and three in the Chaza Block. As at December 31, 2019, 22 of these wells were producing, two did not achieve economic rates and one was in-progress.

Of the seven wells in-progress in Colombia as at December 31, 2018, three were producing, three were dry and one remained in-progress as at December 31, 2019.

During 2019, we commissioned facilities in the Acordionero Field and continued other facilities work in the Moqueta and Costayaco Fields on the Chaza Block.

2020 Outlook

Colombia remains our primary focus and represents 97% of our 2020 capital program with the remainder allocated to exploration activities in Ecuador.

The table below shows break-down of our 2020 capital program:

	Number of Wells (Gross)	Number of Wells (Net)	2020 Capital Budget ($ million)
Colombia
Development	16-19	15-18	140-160
Exploration	1-2	1-2	25-35
Ecuador
Exploration	0-1	0-1	0-10
	17-22	16-21	175-195(1)
(1) Assumes the mid-point of budgeted amount for exploration

Based on the mid-point of the 2020 guidance, the capital budget is forecasted to be approximately 80% directed to development and 20% to exploration. Approximately 20% of the development activities included in the 2020 capital program are expected to be directed to facilities.

We expect our 2020 capital program to be fully funded by cash flows from operations.

Business Strategy

Our strategy is to profitably grow our portfolio of exploration, development and production opportunities in Colombia and Ecuador in a sustainable manner. We are taking steps to grow cash flows from existing assets by developing reserves and growing reserves through enhanced oil recovery (“EOR”) techniques. We have consolidated sufficient exploration opportunities to commence a three to five year exploration program which we expect will be fully funded through the reinvestment of cash flows from operations.

Oil and Gas Properties - Colombia and Ecuador

Acquisitions

On February 20, 2019, we acquired 36.2% WI and operatorship in the Suroriente Block and 100% WI in the Llanos-5 Block for a cash consideration of $79.1 million and a promissory note of $1.5 million. The acquisition increased our WI in Suroriente Block from 16% to 52%.

On May 22, 2019, we signed participation contracts for the Charapa, Chanangue and Iguana Blocks located in the Oriente Basin in Ecuador and secured 100% WI and operatorship for these blocks. We expect to commence our exploration drilling program in Ecuador during 2020.

During the year ended December 31, 2019, we were awarded four exploration blocks (PUT-21, PUT-33, Llanos-85 and VMM-24) via successful bid rounds in Colombia.

Excluding blocks subject to relinquishment, we have interests in 29 blocks in Colombia, three blocks in Ecuador and are the operator on 29 of those blocks.

Exploration Blocks & Commitments

The following table provides a summary of our exploration commitments for certain blocks as at December 31, 2019:

Basin	Block	Current Phase	Remaining Commitments, Current Phase
Colombia
Putumayo	Alea 1848-A	3 & 4	1 exploration well
Putumayo	Alea 1947-C	2*	1 exploration well
Putumayo	Chaza E&P	Production	1 exploration well
Putumayo	PUT-1	2*	2 exploration wells
Putumayo	PUT-2	2**	3 exploration wells
Putumayo	PUT-4	1	1 exploration well
Putumayo	PUT-7	2	2 exploration wells
Putumayo	PUT-10	1*	73 km 2D seismic, 2 exploration wells
Putumayo	PUT-25	1	1 exploration well
Putumayo	PUT-31	1	200 km2 3D seismic,1.9 km 2D seismic,1 exploration well
Llanos	LLA-1	1**	97.5 km2 3D seismic, 1 exploration well
Llanos	LLA-5	1**	133 km2 3D seismic, 1 exploration well
Llanos	LLA-22	1 & 2*	85 km2 3D seismic, 1 exploration well
Llanos	LLA-70	1**	163.4 km2 3D seismic, 1 exploration well
Llanos	LLA-85	1	50 km2 3D seismic, 451 km2 3D seismic reprocessing
Caguan-Putumayo	Tinigua	2*	1 exploration well
Ecuador
Oriente	Charapa	1	50 km 2D seismic, 172 points of surface geochemistry, 7 exploration wells
Oriente	Chanangue	1	Reprocess 190 km2 3D seismic, 155 points surface geochemistry, 5 exploration wells
Oriente	Iguana	1	Reprocess 201 km2 3D seismic, 2 exploration wells
*As of February 24, 2020, suspended due to either licensing restrictions or social reasons
** As of February 24, 2020, suspended due to security issues

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

The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) contracts have royalties that are based on a sliding scale described in Law 756 of 2002. These royalties work on an individual oil field basis starting with a base royalty rate of 8% for gross production of less than 5,000 bopd, increases in a linear fashion from 8% to 20% for gross production between 5,000 and 125,000 bopd and is stable at 20% for gross production between 125,000 and 400,000 bopd. For gross production between 400,000 and 600,000 bopd the rate increases in a linear fashion from 20% to 25%. For gross production in excess of 600,000 bopd the royalty rate is fixed at 25%. The Santana and Nancy-Burdine-Maxine Blocks have a fixed rate for existing production of 32% and 20%, respectively, and sliding scale for new discoveries or incremental production duly approved by ANH. In addition to the sliding scale royalty, the following blocks have additional x-factor royalties: Llanos-22, Putumayo-2, Putumayo-4 and Putumayo-7: 1%; Sinu-1, VMM-2 and Llanos-10: 3%; Putumayo-1: 5%; Putumayo-31: 12%; Sinu-3: 17%; Putumayo 25: 19%; Llanos-1, Llanos -70: 31%; Llanos-53: 33%.
For gas fields, the royalty is on an individual gas field basis starting with a base royalty rate of 6.4% for gross production of less than 28.5 MMcf of gas per day. The royalty increases in a linear fashion from 6.4% to 16% for gross production between 28.5 MMcf of gas per day and 712.5 MMcf of gas per day and is stable at 16% for gross production between 712.5 to 2,280 MMcf of gas per day, and then increases in a linear fashion from 16% to 20% for gross production between 2.28 to 3.42 Bcf of gas per day. For gross production in excess of 3.42 Bcf of gas per day the royalty rate is fixed at 20%.
An additional royalty (the “HPR royalty”) applies on exploration and production contracts signed under the ANH oil regulatory regime in 2004 and onwards when cumulative gross production from an Exploitation Area is greater than five MMbbl and reference prices exceed the trigger price defined in the contract. For exploration and production contracts awarded in the 2010, 2012 and 2014 Colombia Bid Rounds, the HPR royalty will apply once the production from the area governed by the contract, rather than any particular Exploitation Area designated under the contract, exceeds five MMbbl of cumulative production. At December 31, 2019, our production from the Costayaco and Moqueta Exploitation Areas in the Chaza block and the Acordionero Exploitation Area in the Midas Block were subject to the HPR royalty. The HPR royalty is calculated based on the established percent (S) of the part of the average monthly reference WTI price (P) that exceeds a base price (Po), divided by the average monthly reference price (P).
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
Administrative Facilities

Our principal executive offices are located in Calgary, Alberta, Canada. The Calgary office lease will expire on November 29, 2022. We also have office space in Colombia and Ecuador.

Estimated Reserves

Our 2019 reserves were independently prepared by McDaniel International Inc. (“McDaniel”), a wholly-owned subsidiary of McDaniel & Associates. McDaniel & Associates was established in 1955 as an independent Canadian consulting firm and has been providing oil and gas reserves evaluation services to the world's petroleum industry for the past 60 years. They have internationally recognized expertise in reserves evaluations, resource assessments, geological studies, and acquisition and disposition advisory services. McDaniel's office is located in Calgary, Canada. The technical person primarily responsible for the preparation of our reserves estimates at McDaniel meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The primary internal technical person in charge of overseeing the preparation of our reserve estimates is the Chief Operating Officer. He has a Bachelor of Science degree in Geological Engineering from the University of Saskatchewan and is a professional engineer and member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta. He is responsible for our engineering activities including reserves reporting, asset evaluation, reservoir management and field development. He has over 20 years of multi-disciplinary upstream oil and gas experience and eight years of executive level leadership experience including leadership project management roles in international oil and gas companies.

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

Proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expires, unless evidence indicates that renewal is reasonably certain. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, we and the independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. Estimates of proved reserves are generated through the integration of relevant geological, engineering, and production data, utilizing technologies that have been demonstrated in the field to yield repeatable and consistent results as defined in the SEC regulations. Data used in these integrated assessments included information obtained directly from the subsurface through wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements such as seismic data. The tools used to interpret the data included proprietary and commercially available seismic processing software and commercially available reservoir modeling and simulation software. Reservoir parameters from analogous reservoirs were used to increase the quality of and confidence in the reserves estimates when available. The method or combination of methods used to estimate the reserves of each reservoir was based on the unique circumstances of each reservoir and the dataset available at the time of the estimate. Probable reserves are reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Estimates of probable reserves which may potentially be recoverable through additional drilling or recovery techniques are by nature more uncertain than estimates of proved reserves and accordingly are subject to substantially greater risk of not actually being realized by us. The probable reserves that have been assigned as of December 31, 2019 were based on both the greater percentage of recovery of the hydrocarbons in place than assumed for proved reserves, as well as to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain.

Possible reserves are reserves that are less certain to be recovered than probable reserves. Estimates of possible reserves are also inherently imprecise. Estimates of probable and possible reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes and other factors. The possible reserves that have been assigned as of December 31, 2019 were based on both the greater percentage of recovery of the hydrocarbons in place than assumed for probable reserves as well as to areas of a reservoir adjacent to probable reserves where data control or interpretations of available data are less certain.

The following table sets forth our estimated reserves NAR as of December 31, 2019:

	Oil	Natural Gas	Oil and Natural Gas
Reserves Category	(Mbbl)	(MMcf)	(MBOE)
Proved

Total proved developed reserves	36,465	1,008	36,633
Total proved undeveloped reserves	30,864	886	31,012
Total proved reserves	67,329	1,894	67,645

Probable (1)
Total probable developed reserves	19,896	339	19,953
Total probable undeveloped reserves	38,259	992	38,424
Total probable reserves	58,155	1,331	58,377

Possible (1)
Total possible developed reserves	21,368	460	21,445
Total possible undeveloped reserves	16,351	1,019	16,521
Total possible reserves	37,719	1,479	37,966

(1) Estimates of probable and possible reserves are more uncertain than proved reserves, but have not been adjusted for risk due to that uncertainty. Accordingly, estimates of probable and possible reserves are not comparable and have not been, or should not be, summed arithmetically with each other or with estimates of proved reserves.

Product Prices Used In Reserves Estimates

The product prices that were used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions and/or distance from market. The average realized prices for reserves in the report are:

Oil ($/bbl) - Colombia	$54.05
Natural Gas ($/Mcf) - Colombia	$3.67
ICE Brent - average of the first day of each month price for the 12-month period	$64.20

These prices should not be interpreted as a prediction of future prices. We do not represent that this data is the fair value of our oil and gas properties, or a fair estimate of the present value of cash flows to be obtained from their development and production.

Proved Undeveloped Reserves

At December 31, 2019, we had total proved undeveloped reserves NAR of 31.0 MMBOE (December 31, 2018 - 17.3 MMBOE), which were 100% in Colombia (December 31, 2018 – 100% in Colombia). Approximately 59%, 11%, 8% and 10% for a total of 88% of proved undeveloped reserves are located in our Acordionero, Cohembi, Costayaco and Moqueta Fields, respectively, in Colombia. None of our proved undeveloped reserves at December 31, 2019 have remained undeveloped for five years or more since initial disclosure as proved reserves and we have adopted a development plan which indicates that the proved undeveloped reserves are scheduled to be drilled within five years of initial disclosure as proved reserves.

Changes in proved undeveloped reserves during the year ended December 31, 2019 are shown in the table below:

Colombia - Oil Equivalent (MMBOE)
Balance, December 31, 2018	17.3
Acquisitions	1.5
Converted to proved producing	(8.7)
Extensions	6.1
Technical revisions	14.8
Balance, December 31, 2019	31.0
In 2019, we converted 8.7 MMBOE, or 50%, of 2018 proved undeveloped reserves to developed status. In 2019, we made investments, consisting solely of capital expenditures, of $81.3 million in Colombia associated with the development of proved undeveloped reserves.

Changes in proved undeveloped reserves during the year ended December 31, 2019 shown in the table above primarily resulted from the following significant factors:

Acquisitions. During the year ended December 31, 2019, we added 1.5 MMBOE of proved undeveloped reserves as a result of acquisitions of 36.2% WI in the Suroriente Block and 20% WI in the VMM-2 Block.

Converted to Proved Producing. In 2019, we converted 8.7 MMBOE, or 50% of 2018 proved undeveloped reserves to developed status. This was based on drilling 15 wells in the Midas Block, three wells in the Chaza Block and two wells in the PUT-7 Block.

Extensions. Extensions added 6.1 MMBOE of 2019 proved undeveloped reserves during the year ended December 31, 2019 and were attributed to extensions of 4.9 MMBOE in the Acordionero field and 1.2 MMBOE in the Costayaco field.

Technical Revisions. During the year ended December 31, 2019, we experienced revisions of 14.8 MMBOE of 2019 proved undeveloped reserves to proved developed reserves, primarily as a result of positive technical revisions based on well performance in the Acordionero and Cohembi Fields.

Production, Revenue and Price History

Certain information concerning production, prices, revenues and operating expenses for the three years ended December 31, 2019 is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Unaudited Supplementary Data” provided following our Financial Statements in Item 8, which information is incorporated by reference here.

The following table presents NAR oil production, average sales prices and operating expenses per NAR oil production from our major Fields Costayaco, Moqueta, Cohembi and Acordionero and from all of our properties for each of the three years ended December 31, 2019:

	Costayaco(1)	Moqueta(1)	Cohembi(1)	Acordionero(1)	Total for all properties (2) (3)
	Year Ended December 31, 2019
Oil production NAR bbl	1,966,585	1,022,391	675,086	5,166,430	10,590,137
Average sales price of oil per bbl	$56.38	$55.93	$54.35	$54.17	$53.92
Operating expenses of oil per bbl (4)	$18.95	$18.88	$23.94	$14.60	$19.23
	Year Ended December 31, 2018
Oil production NAR bbl	2,244,497	1,020,673	324,798	5,469,072	10,604,197
Average sales price of oil per bbl	$58.19	$59.87	$55.06	$57.64	$57.85
Operating expenses of oil per bbl (4)	$22.23	$20.47	$22.81	$11.22	$16.47
	Year Ended December 31, 2017
Oil production NAR bbl	3,173,659	1,550,344	251,618	3,131,577	9,776,533
Average sales price of oil per bbl	$43.55	$45.05	$37.55	$43.90	$43.14
Operating expenses of oil per bbl (4)	$11.70	$15.27	$24.30	$10.34	$13.81

(1) 100% of product sales were oil
(2) Includes de minimis natural gas sales from non-core properties from Colombia of 361,065 mcf (60,178 boe), 208,961 mcf (34,827 boe) and 591,775 mcf (98,629 boe) for each of the years ended December 31, 2019, 2018 and 2017, respectively
(3) In 2019 and 2018, 100% of production was from Colombia and in 2017 total production from all properties included oil and natural gas production from Brazil of 197,841 bbl of oil and 73,325 mcf (12,221 boe) of natural gas
(4) Operating expenses include lifting, workover and transportation

We prepared the estimate of standardized measure of proved reserves in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 932, “Extractive Activities – Oil and Gas”.

Drilling Activities

The following table summarizes the results of our exploration and development drilling activity for the past three years. Wells labeled as “In Progress” for a year were in progress as of December 31, 2019, 2018 or 2017. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to Gran Tierra of productive wells compared to the costs of dry holes.

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net

Exploration
Productive	3.00	2.50	1.00	1.00	2.00	1.55
Dry	1.00	1.00	1.00	0.51	—	—
In Progress	2.00	2.00	3.00	3.00	2.00	2.00
Development
Productive	22.00	22.00	19.00	18.16	17.00	13.63
Dry	2.00	2.00	—	—	—	—
In Progress	1.00	1.00	4.00	4.00	2.00	1.70
Service
Water injectors	5.00	5.00	—	—	2.00	2.00
Total Colombia	36.00	35.50	28.00	26.67	25.00	20.88

Of the seven wells in progress in Colombia as at December 31, 2018, three were producing, three were dry and one remained in-progress as at December 31, 2019.

In 2019, we also continued pressure maintenance projects in the Acordionero, Costayaco, Cohembi, and Moqueta Fields in Colombia.

Well Statistics

The following table sets forth our productive wells as of December 31, 2019:

	Oil Wells
	Gross	Net
Colombia(1)	216.0	180.2
	216.0	180.2
(1) Includes 37.0 gross and 33.6 net water and gas injector wells and 70.0 gross and 67.1 net wells with multiple completions.

Developed and Undeveloped Acreage

At December 31, 2019, our acreage was located 93% in Colombia and 7% in Ecuador. The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2019:

	Developed		Undeveloped (2)		Total
	Gross	Net	Gross	Net	Gross	Net
Colombia(1)	340,310	247,921	1,620,955	1,548,130	1,961,265	1,796,051
Ecuador	—	—	138,239	138,239	138,239	138,239
Total	340,310	247,921	1,759,194	1,686,369	2,099,504	1,934,290
(1) Excludes our interest in seven blocks with a total of 0.6 million net acres for which government approval of relinquishments or sale was pending at December 31, 2019.
(2) As of December 31, 2019 the exploration phase for 0.1 million gross and net undeveloped acres expires within next three years with an option to extend exploration phase for 50% of the expired area.

Research and Development

We utilize existing technology, industry best practices and continual process improvement to execute our business plan. We have not expended any resources on pursuing research and development initiatives.

Marketing and Major Customers

Colombia

Our oil reserves and production in Colombia are mainly located in the Middle Magdalena Valley (“MMV”) and Putumayo Basin. In MMV, our focus is on the Acordionero Field, where production is approximately 18° API and represented 49% of our production in 2019. The Putumayo production (as defined below) is approximately 28° API and represented 44% of our production in 2019.

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

In 2019, approximately 14% of our Putumayo production was sold to Ecopetrol and with the remainder sold to other parties. The Ecopetrol sales agreement will expire November 30, 2020. We deliver our oil to Ecopetrol through our transportation facilities which include pipelines, gathering systems and through the transportation and logistics assets of Cenit Transporte y Logistica de Hidrocarburos S.A.S (“CENIT”), a wholly-owned subsidiary of Ecopetrol. The point of sale of our Putumayo production to Ecopetrol is the Port of Tumaco on the Pacific coast of Colombia. In the event of pipeline disruptions, the point of sale is the Port of Esmeraldas (Ecuador) where sales are to other third parties. This route is used as a contingency.

We have entered into ship and pay transportation agreements (the “Transportation Agreements”) with CENIT. These agreements will expire October 31, 2020. Pursuant to the Transportation Agreements we pay a transportation tariff and transportation tax for the transportation of the Putumayo production from the Putumayo Basin to the Port of Tumaco. Pursuant to the Transportation

Agreements, Gran Tierra Energy Colombia Ltd. has the right to transport up to 10,000 bopd, subject to availability of capacity, (1) from Santana Station to CENIT’s facility at Orito through CENIT’s Mansoya - Orito Pipeline (“OMO”), and (2) from CENIT’s facility at Orito to the Port of Tumaco through CENIT’s Orito - Tumaco Pipeline (“OTA”). Generally, under these agreements, CENIT is liable (subject to specified limitations) for pollution clean-up costs resulting from incidents during transportation. The cost of oil lost during transportation is shared by the parties that ship oil on the pipeline, in proportion to their share of total volumes shipped.

In addition to the ship and pay transportation agreements described above, we have Capacity Transportation Agreements for 6,000 bopd, of which 3,000 bopd are under a ship or pay agreement and 3,000 bopd are under a ship and pay with initial payment agreement. These agreements will expire October 31, 2020.

Putumayo production is also sold to multiple other parties, in addition to Ecopetrol. Other sales in Putumayo are generally delivered at the wellhead. Oil is delivered and sold at the Costayaco battery and Santana station for Putumayo North and at truck loading stations located in Cohembi, Quinde, Quillacinga, Nancy and Cumplidor Fields in Putumayo South.

In MMV, the Acordionero Field production is currently sold to Ecopetrol and other third parties. We truck this volume to Impala Terminals, Barrancabermeja, Petromag, Barranquilla and Ayacucho Station, La Gloria. Production from the minor fields in MMV is sold at the wellhead on a contract which will expire June 30, 2020.

In 2019, 100% of our Llanos production was sold at wellhead. Trucking options for Llanos buyers include: (1) from the Garibay Jilguero Field to facilities at Cusiana Station, a distance of approximately 77 kilometers; and (2) from the Llanos 22 Ramiriqui Field to facilities at Cusiana Station, a distance of approximately 45 kilometers.

We receive revenues for our Colombian oil sales in U.S. dollars. Oil prices for sales of our crude oil are defined by agreements with the purchasers of the oil and are based generally on an average price for crude oil, referenced to ICE Brent, with adjustments for differences in quality, specified fees, transportation fees and transportation tax. Pipeline tariffs are denominated in U.S. dollars and trucking costs are in Colombian Pesos.

Competition

The oil and gas industry is highly competitive. We face competition from both local and international companies. This competition impacts our ability to acquire properties, contract for drilling and other oil field equipment and secure trained personnel. Many competitors, such as Colombia's and Ecuador's national oil companies, have greater financial and technical resources. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than we can, which could adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. There is substantial competition for land contracts, prospects and resources in the oil and natural gas industry, and we compete to develop and produce those reserves cost effectively. In addition, we compete to monetize our oil production: for transportation capacity and infrastructure for the delivery of our products, to maintain a skilled workforce and to obtain quality services and materials.

Geographic Information

Based on geographic organization, Colombia is the only reportable segment. During 2019, we signed participation contracts for three blocks in Ecuador. As at and for the year ended December 31, 2019, the Ecuador business unit was not significant and was included in our Colombia reportable segment. Prior to the sale of our Brazil business unit effective June 30, 2017 and our Peru business unit effective December 18, 2017, Brazil and Peru were reportable segments. Long lived assets are Property, Plant and Equipment, which includes all oil and gas assets, furniture and fixtures, automobiles and computer equipment. No long lived assets are held in our country of domicile, which is the United States of America. For the year ended December 31, 2017,“All Other” assets included assets held by our corporate head office in Calgary, Alberta, Canada which were not significant as of December 31, 2019 and 2018 and were included into the Colombia reportable segment. Because all of our exploration and development operations are in Colombia and Ecuador, we face many risks associated with these operations. See Item 1A. “Risk Factors” for risks associated with our foreign operations.

Regulation

The oil and gas industry in both Colombia and Ecuador is heavily regulated. Rights and obligations with regard to exploration, development and production activities are explicit for each project; economics are governed by a royalty/tax regime. Various government approvals are required for property acquisitions and transfers, including, but not limited to, meeting financial and technical qualification criteria in order to be certified as an oil and gas company in the country. Oil and gas concessions are typically granted for fixed terms with opportunity for extension.

Colombia Administration

We operate in Colombia through Colombian branches of the following entities: Gran Tierra Energy Colombia LLC, Gran Tierra Colombia Inc. and Gran Tierra Energy Resources Inc. Gran Tierra Energy Colombia LLC and Gran Tierra Colombia Inc. are currently qualified as operators of oil and gas properties by the ANH.

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

Ecuador Administration

We operate in Ecuador through the Ecuadorian branch of Gran Tierra Energy Colombia, LLC.

In Ecuador, the Ministry of Energy and Non-Renewable Natural Resources ("MERNNR", for its acronym in Spanish) is the administrator of the hydrocarbons in the country and therefore is responsible for regulating the Ecuadorian oil and gas industry together with the Agency for Hydrocarbons Regulation and Control.

The MERNNR uses the Participation Contract for the Exploration and/or Exploitation of Hydrocarbons, which provides for full risk for the contractor and production sharing with the MERNNR. Each contract contains an exploration phase and an exploitation phase. The exploration phase has an associated work commitment and lasts typically 4 years. The exploitation phase lasts usually 20 years from the approval of the development plan for a commercial hydrocarbon discovery.

When operating under a contract, the contractor is the owner of the hydrocarbons extracted from the contract area during the performance of operations, except for the share of volumes owned by the MERNNR agreed under each contract.

Environmental Compliance

Our activities are subject to laws and regulations governing environmental quality and pollution control in the countries where we maintain operations. Our activities with respect to exploration, drilling, production and facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil and other products, are subject to stringent environmental regulation by regional and federal authorities in Colombia and Ecuador. Such regulations relate to environmental impact studies, the discharge of pollutants into air and water, water use and management, the management of non-hazardous and hazardous waste, including its transportation, storage, and disposal, permitting for the construction of facilities, recycling requirements and reclamation standards, and the protection of certain plants and animal species as well as cultural resources and areas inhabited by indigenous peoples, among others. Risks are inherent in oil and gas exploration, development and production operations. These risks include blowouts, fires, or spills. Significant costs and liabilities may be incurred in connection with environmental compliance issues. Licenses and permits required for our exploration and production activities may not be obtainable on reasonable terms or on a timely basis, which could result in delays and have an adverse effect on our operations. Spills and releases into the environment of petroleum products can result in remediation costs and liability for damages. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and prospects. Moreover, violations of environmental laws and regulations can result in the issuance of administrative, civil or criminal fines and penalties, as well as orders or injunctions prohibiting some or all of our operations in affected areas. In addition, indigenous groups or other local organizations could oppose our operations in their communities, potentially resulting in delays which could adversely affect our operations. Governmental or judicial actions may influence the interpretation and enforcement of environmental laws and regulations and may thereby increase compliance costs. We do not expect that the cost of compliance with regional and federal provisions, which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment or natural resources, will be material to us.

We have implemented a company wide web-based reporting system which allows us to track incidents and respective corrective actions and associated costs. We have a Corporate Health, Safety, and Environmental Management Policy and Plan as well as a Corporate Environmental Management Plan ("EMP"). The EMP is based on the environmental performance standards of the World Bank/IFC and reflects best industry practices. We have an Environmental Management System which is ISO14001:2015 certified representing compliance with internationally recognized industry best practice, as well as an environmental risk management program and robust waste management procedures. Air and water testing occur regularly and environmental contingency plans have been prepared for all sites and transportation of oil. We have a regular quarterly comprehensive reporting system, reporting to executive management as well as a committee of the Board of Directors. We have a schedule of internal and external audits and routine checking of practices and procedures and conduct emergency response exercises.

Employees

At December 31, 2019, we had 362 full-time employees (December 31, 2018 - 334): 104 located in the Calgary corporate office, and 258 in Colombia (177 staff in Bogota and 81 field personnel). None of our employees are represented by labor unions, and we consider our employee relations to be good.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange
Commission (“SEC”). We make available free of charge through our website at www.grantierra.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also posted to the governance section of our website. Our website address is provided solely for informational purposes. Information on our website is not incorporated into this Annual Report or otherwise made part of this Annual Report. We intend to use our website as a means for distributing information to the public for purposes of compliance with Regulation FD.

In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A. Risk Factors

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce our profitability, growth and value

Substantially all of our revenues are derived from the sale of oil, the current and forward contract price which is based on world demand, supply, weather, pipeline capacity constraints, inventory storage levels, geopolitical unrest, world health events and other factors, all of which are beyond our control. Historically, the market for oil has been volatile, and for the past several years, the price of oil has been low. The market is likely to continue to be volatile in the future, and oil prices may remain at their current state or decrease further. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contracts with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices.

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

Our future reserves will depend not only on our ability to develop and effectively manage then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to identify and retain responsible service providers and contractors to efficiently drill and complete our wells and to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

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

Our business requires significant capital expenditures, and we may not have the resources necessary to fund these expenditures

Our base capital program for 2020 is $175 to $195 million for exploration and development based on a mid-point range for budgeted exploration costs. This does not include the cost of any acquisitions. We expect to finance our 2020 capital program primarily through cash flows from operations. Funding this program from cash flow from operations relies in part on Brent oil prices being $60 per barrel.

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

Our ability to obtain needed financing may be impaired by factors such as weak capital markets (both generally and for the oil and gas industry in particular), the location of our oil and natural gas properties in Colombia and Ecuador, low or declining prices of oil and natural gas on the commodities markets, and the loss of key management. Further, if oil or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our exploration activity may require us to commit to certain capital expenditures, and we may lose our contract rights if we do not have the required capital to fulfill these commitments. If the amount of capital we are able to raise from financing activities, together with our cash flow from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our activities), we may be required to curtail our operations.

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

Our business is subject to local legal, social, political and economic factors that are beyond our control, which could impair or delay our ability to expand our operations or operate profitably

All of our reserves and production are currently located in Colombia; however, we may eventually expand to other countries. Exploration and production operations are subject to legal, social, political and economic uncertainties, including terrorism, military repression, social unrest and activism, blockades, strikes by local or national labor groups, interference with private contract rights, extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. When such disruptions occur, they may adversely impact our operations and threaten the economic viability of our projects or our ability to meet our production targets.

Both Colombia and Ecuador have experienced and may in the future experience political and economic instability. This instability could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including but not limited to: the imposition of additional taxes; nationalization; changes in energy or environmental policies or the personnel administering them; changes in oil and natural gas pricing policies; and royalty changes or increases. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets or renegotiation or nullification of existing concessions and contracts. Any changes in the oil and gas or investment regulations and policies or a shift in political attitudes in Ecuador or Colombia are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit.

We are vulnerable to risks associated with geographically concentrated operations

The vast majority of our production comes from four fields. For the year ended December 31, 2019, the Acordionero, Costayaco, Moqueta and Cohembi Fields collectively generated 83% of our production and at December 31, 2019, these four fields accounted for 85% of our proved reserves. As a result of this concentration, we may be disproportionately exposed to the impact of, among other things, regional supply and demand factors including limitations on our ability to most profitably sell or market our oil and natural gas to a smaller pool of potential buyers, delays or interruptions of production from wells in these areas caused by governmental regulation, community protests, guerrilla activities, processing or transportation capacity constraints, continued authorization by the government to explore and drill in these areas, severe weather events and the availability of drilling rigs and related equipment, facilities, personnel or services. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties.

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

Social disruptions or community disputes in our areas of operations may delay production and result in lost revenue

To enjoy the support and trust of local populations and governments, we must demonstrate a commitment to providing local employment, training and business opportunities; a high level of environmental performance; open and transparent communication; and a willingness to discuss and address community issues including community development investments that are carefully selected, not unduly costly and bring lasting social and economic benefits to the community and the area. Improper management of these relationships could lead to a delay or suspension in operations, loss of license or major impact to our reputation in these communities, which could adversely affect our business. We cannot ensure that such issues or disruptions will not be experienced in the future and we cannot predict their potential impacts, which may include delays or loss of production, standby charges, stranded equipment, or damage to our facilities. We also cannot ensure that we will not experience protests or blockades erected by criminal groups or cultivators of illegal crops, in response to the Colombian government's eradication of such crops, if such crops are grown in proximity to roads required to access our operations. In addition, we must comply with legislative requirements for prior consultation of communities and ethnic groups who are affected by our proposed projects in Colombia and Ecuador. Notwithstanding our compliance with these requirements, we may be sued by such communities through a writ for protection of tutela in the Colombian courts for enhanced consultation, potentially leading to increased costs, operational delays and other impacts. In addition, several areas in Colombia have conducted Popular Consultations, essentially referendums, on extractive industries. The referendums were organized by opponents of the mining or oil and natural gas industries. To this point all have passed with a large majority voting to prohibit extractive industry activity in the particular region, but it remains unclear to what extent such results can impact the exercise of mineral rights conferred by the national government.

We are dependent on obtaining and maintaining permits and licenses from various governmental authorities

Our oil and natural gas exploration and production operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous licenses, permits, approvals and certificates, including environmental and other operating permits. We may not be able to obtain, sustain or renew such licenses and permits on a timely basis or at all. We may also have licenses and permits rescinded or may not be able to renew expiring licenses and permits. Failure or delay in obtaining or maintaining regulatory approvals or permits could have a material adverse effect on our ability to develop and explore on our properties, and receipt of drilling permits with onerous conditions could increase our compliance costs. Loss of permits for existing drilling, water injection or other activities necessary for production may result in a decline in our production levels and revenues or damage to the well structure. Regulations and policies relating to these licenses and permits may change, be implemented in a way that we do not currently anticipate or take significantly greater time to obtain. There can be no assurance that future political conditions in Colombia and Ecuador will not result in changes to policies with respect to foreign development and ownership of oil, environmental protection, health and safety or labor relations, which may negatively affect our ability to undertake exploration and development activities in respect of present and future properties, as well as our ability to raise funds to further such activities.

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

Security concerns in Colombia or Ecuador may disrupt our operations

Oil pipelines have historically been primary targets of terrorist activity in Colombia. Although a Peace Agreement was ratified by Colombian government in 2016, the result of which was the demobilization and disarmament of the FARC guerilla group, there continue to be examples of violence against pipelines and other infrastructure that has been attributed to such guerilla groups. It is not currently known whether or to what degree violence will continue and whether and to what degree that violence may impact our operations. Notwithstanding the Peace Agreement and the continuing attempts by the Colombian government to reduce or prevent activity of guerrilla dissidents, such efforts may not be successful and such activity may continue to disrupt our operations in the future or cause us higher security costs and could adversely impact our financial condition, results of operations or cash flows.

Colombia and Ecuador also both have a history of security problems. Our efforts to ensure the security of our physical assets may not be successful and there can also be no assurance that we can maintain the safety of our or our contractors' field personnel and our Bogota and Quito head office personnel or operations in Colombia and Ecuador or that this violence will not adversely affect our operations in the future and cause significant loss. If these security problems disrupt our operations, our financial condition and results of operations could be adversely affected.

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

All of our revenue is generated outside of Canada and the United States, and if we determine to, or are required to, repatriate earnings from foreign jurisdictions, we could be subject to taxes

All of our revenue is generated outside of Canada and the United States. The cash generated from operations abroad is generally not available to fund domestic or head office operations unless funds are repatriated. At this time, we do not intend to repatriate further funds, other than to pay head office charges, but if we did, we might have to accrue and pay withholding taxes in certain jurisdictions on the distribution of accumulated earnings. Undistributed earnings of foreign subsidiaries are considered to be permanently reinvested and a determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

We may be exposed to liabilities under anti-bribery laws and a finding that we violated these laws could have a material adverse effect on our business

We are subject to anti-bribery laws in the United States, Canada, Ecuador and Colombia and will be subject to similar laws in other jurisdictions where we may operate in the future. We may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, international organizations, or private entities. As a result, we face the risk of unauthorized payments or offers of payments by employees, contractors, agents, and partners of ours or our subsidiaries or affiliates, given that these parties are not always subject to our control or direction. It is our policy to prohibit these practices. However, our existing safeguards and any future improvements to those measures may prove to be less than effective or may not be followed, and our employees, contractors, agents, and partners may engage in illegal conduct for which we might be held responsible. A violation of any of these laws, even if prohibited by our policies, may result in criminal or civil sanctions or other penalties (including profit disgorgement) as well as reputational damage and could have a material adverse effect on our business and financial condition.

If the United States imposes sanctions on Colombia or Ecuador in the future, our business may be adversely affected

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

Current GHG emissions legislation has not resulted in material compliance costs; however, it is not possible at this time to predict whether proposed legislation or regulations will be adopted, and any such future laws and regulations could result in additional compliance costs or additional operating restrictions. If we are unable to recover a significant amount of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse impact on our business, financial condition and results of operations. Significant restrictions on GHG emissions could result in decreased demand for the oil that we produce, with a resulting decrease in the value of our reserves. Further, there have been efforts in recent years to influence the investment community to consider climate change in how they invest in companies. To the extent financial markets view climate change and GHG emissions as a financial risk; this could negatively impact our cost of or access to capital. Increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the company's causation of or contribution to the asserted damage, or to other mitigating factors. Finally, although we strive to operate our business operations to accommodate expected climatic conditions, to the extent there are significant changes in the Earth’s climate, such as more severe or frequent weather conditions in the markets we serve or the areas where our assets reside, we could incur increased expenses, our operations could be materially impacted, and demand for our products could fall.

We hold a minority equity investment in PetroTal Corp. ("PetroTal"), and our inability, or limited ability, to control the operations or management of PetroTal may result in our receiving or retaining less than the amount of benefit we expect

We hold a minority equity investment in PetroTal and our chief executive officer and chief financial officer serve on the board of directors of PetroTal. Even though we are able to exercise influence as a minority equity investor in PetroTal, our influence of PetroTal is limited to our rights under the share purchase agreement and its annexes and PetroTal’s charter and bylaws. Such limitations include a covenant by us not to exercise any voting rights associated with our shares in PetroTal which exceed 30% of the issued and outstanding common shares of PetroTal. As a result, we may be unable to implement or influence PetroTal’s business plan, assure quality control, or set the timing and pace of development. Our inability, or limited ability, to control the operations or management of PetroTal may result in our receiving or retaining less than the amount of benefit we might otherwise expect to receive from such investment. We may also be unable, or limited in our ability, to cause PetroTal to effect significant transactions such as large expenditures or contractual commitments, the development of properties, the construction or acquisition of assets or the borrowing of money. Service on the board of directors by our two senior executive officers will require time commitment and could expose them to liability in such role. If PetroTal or its board of directors were to experience events that exposed them to liability or reputational harm, it could have an adverse effect on us or our senior executives, including a decline in the market price of our equity securities. We may also be limited in our ability to monetize or exit our investment in PetroTal given the limited trading market for its equity securities.

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

If we cannot meet the NYSE American continued listing requirements, the NYSE may delist our shares of Common Stock.

Our shares of Common Stock are currently listed on the NYSE, and the continued listing of our shares is subject to our compliance with a number of listing standards. If we fail to maintain compliance with these continued listing standards, including if the price our shares of Common Stock remains at its current low for a substantial period of time and we fail to effect a reverse stock split upon notice from the NYSE, our shares of Common Stock may be delisted. A delisting of our shares could negatively impact us by, among other things reducing the liquidity of our shares and limiting our ability to issue additional securities, obtain additional financing or pursuant strategic transactions.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

The ANH and Gran Tierra are engaged in discussions regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Although the outcome of these discussions cannot be predicted with certainty, Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Gran Tierra records costs as they are incurred or become probable and determinable.

We have several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We record costs as they are incurred or become probable and determinable.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Set forth below is information regarding our executive officers as of February 24, 2020.

Name	Age	Position
Gary S. Guidry	64	President and Chief Executive Officer, Director
Ryan Ellson	44	Chief Financial Officer and Executive Vice President, Finance
Tony Berthelet	49	Chief Operating Officer
James Evans	53	Vice President, Corporate Services
Glen Mah	62	Vice President, Exploration Ecuador
Rodger Trimble	57	Vice President, Investor Relations
Lawrence West	62	Vice President, Exploration

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

•
Ryan Ellson, Chief Financial Officer and Executive Vice President, Finance. Mr. Ellson has been Gran Tierra's Chief Financial Officer since May 2015. Mr. Ellson has 20 years of experience in a broad range of international corporate finance and accounting roles. Mr. Ellson is currently a Director of PetroTal Corp. (since December 2017). Mr. Ellson was CFO of Onza Energy Inc. from January 2015 to May 2015. From July 2014 until December 2014 Mr. Ellson was Head of Finance for Glencore E&P (Canada) Inc. and prior thereto Vice President, Finance at Caracal Energy Inc., a London Stock Exchange ("LSE") listed company with operations in Chad, Africa from August 2011 until July 2014. Prior to Caracal, Mr. Ellson was Vice President of Finance at Sea Dragon Energy from April 2010 until August 2011. In these positions, Mr. Ellson oversaw financial and accounting functions, implemented and oversaw internal financial controls, secured a reserve based lending facility and was involved in multiple capital raises. Mr. Ellson has held management and executive positions with companies operating in Chad, Egypt, India and Canada. Mr. Ellson is a Chartered Professional Accountant and holds a Bachelor of Commerce and a Master of Professional Accounting from the University of Saskatchewan.

•
Tony Berthelet, Chief Operating Officer. Mr. Berthelet was appointed as Gran Tierra's Chief Operating Officer on October 18, 2019. Mr. Berthelet has over 20 years of multi-disciplinary upstream oil and gas experience and eight years of executive level leadership experience. He has held several senior management roles focused on production, operations and asset development, including the implementation and optimization of secondary and enhanced oil recovery projects. Prior to joining Gran Tierra, Mr. Berthelet was the President and Chief Executive Officer of Strategic Oil and Gas Ltd. since 2018. Prior to joining Strategic, he was Vice President, Development and Operations at Obsidian Energy Ltd. from 2012 to 2014. Earlier in his career, he gained international leadership experience through project management roles focused on enhanced oil recovery evaluation projects at Vermilion Energy in France and Nexen Inc. in Yemen. Mr. Berthelet is a member of the Society of Petroleum Engineers.

•
James Evans, Vice President, Corporate Services. Mr. Evans has been Gran Tierra's Vice President, Corporate Services, since May 2015. Mr. Evans has over 26 years of experience including working the last 15 years in the international oil and gas industry. Most recently, Mr. Evans was the Head of Compliance & Corporate Services for Glencore E&P (Canada) Inc. from July 2014 to December 2014, and prior thereto Vice President of Compliance & Corporate Services at Caracal Energy Inc. from July 2011 to June 2014 where he oversaw the execution of corporate strategy and goals, developed and implemented a robust corporate compliance program, and managed all aspects of IT, document control, security and administration. Mr. Evans also managed the recruitment, training and retention of staff in both Calgary and Chad. He oversaw the growth of Caracal Energy from seven employees to more than 400 at the time of sale to Glencore. Prior to Caracal, Mr. Evans held senior management and executive positions at Orion Oil and Gas and Tanganyika Oil, with operating experience in Egypt, Syria and Canada. Mr. Evans is a Certified General Accountant and holds a Bachelor of Commerce degree from the University of Calgary.

•
Glen Mah, Vice President, Exploration Ecuador. Mr. Mah was appointed as Vice President, Explorations Ecuador in September 2019 and has been Gran Tierra's Vice President, Business Development since June 2016. He is a Petroleum Geologist with extensive management experience covering the execution of exploration programs, field development and asset management for conventional and unconventional hydrocarbons. He has worked with onshore and offshore projects in various petroleum basins in the Americas, Africa, Middle East and Asia. Mr. Mah was the Chief Geologist with the highly successful Tanganyika Oil Company Ltd. Mr. Mah has Alberta-registered Professional designation with APEGA and holds a Bachelor of Science degree Specialization in Geology from the University of Alberta.

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

As of February 24, 2020, there were approximately 31 holders of record of shares of our Common Stock and 366,981,556 shares outstanding with $0.001 par value.

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

Issuer Purchases of Equity Securities

In 2019, the Company implemented a share repurchase program (the “2019 program”) through the facilities of the Toronto Stock Exchange ("TSX") and eligible alternative trading platforms in Canada. Under the 2019 program, the Company is able to purchase at prevailing market prices up to 19,353,951 shares of Common Stock, representing approximately 5% of the issued and outstanding shares of Common Stock as of March 1, 2019. The 2019 program was scheduled to expire on March 12, 2020, or earlier if the 5% share maximum is reached. The 2019 program expired when the 5% share maximum was reached in September 2019.The weighted average price per share under the 2019 program was $1.85 per share. All shares purchased were canceled subsequent to the repurchase.

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

The performance graph below shows the cumulative total shareholder return on our shares for the period starting on December 31, 2014, and ending on December 31, 2019, which was the end of our fiscal 2019. This is compared with the cumulative total returns over the same period of the S&P 500 Total Return Index and the S&P O&G E&P Select Index Total Return. The graph assumes that, on December 31, 2014, $100 was invested in our shares and $100 was invested in each of the other two indices, with dividends reinvested on the ex-dividend date without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Item 6. Selected Financial Data
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

Statement of Operations Data
	Year Ended December 31,
	2019	2018	2017	2016	2015
Oil and natural gas sales	$570,983	$613,431	$421,734	$289,269	$276,011

Expenses
Operating	142,086	111,272	87,855	64,173	60,756
Workover	41,118	34,437	22,014	22,752	14,809
Transportation	20,400	28,993	25,107	31,776	40,204
Depletion, depreciation and accretion	225,033	197,867	131,335	139,535	176,386
Asset impairment	—	—	1,514	616,649	323,918
General and administrative	34,730	39,483	39,014	33,218	32,353
Severance	1,771	2,361	1,287	1,319	8,990
Transaction	—	—	—	7,325	—
Equity tax	—	—	1,224	3,098	3,769
Foreign exchange loss (gain)	627	9,957	2,067	(1,469)	(17,242)
Financial instruments (gain) loss	(46,215)	12,296	15,929	10,279	2,027
Interest expense	43,268	27,364	13,882	14,145	—
	462,818	464,030	341,228	942,800	645,970

Other (loss) gain	(12,886)	—	(44,385)	929	502
Interest income	696	2,086	1,209	2,368	1,369
Income (loss) before income taxes	95,975	151,487	37,330	(650,234)	(368,088)

Current income tax expense	17,058	43,903	24,322	20,122	15,383
Deferred income tax expense (recovery)	40,227	4,968	44,716	(204,791)	(115,442)
	57,285	48,871	69,038	(184,669)	(100,059)

Net Income (Loss)	$38,690	$102,616	$(31,708)	$(465,565)	$(268,029)

Income (Loss) per Share
Basic	$0.10	$0.26	$(0.08)	$(1.45)	$(0.94)
Diluted	$0.10	$0.26	$(0.08)	$(1.45)	$(0.94)

Balance Sheet Data
	As at December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$8,301	$51,040	$12,326	$25,175	$145,342
Working capital (deficiency)	91,347	33,145	(11,724)	(23,344)	160,449
Oil and gas properties	1,569,743	1,310,026	1,094,029	1,060,093	780,360

Deferred tax asset - long-term	44,003	45,437	57,310	1,611	3,241
Total assets	2,044,664	1,676,584	1,429,619	1,367,896	1,146,118
Long-term debt	700,459	399,415	256,542	197,083	—
Deferred tax liability - long-term	59,762	23,419	28,417	107,230	34,592
Total long-term liabilities	812,713	477,454	336,315	353,880	70,485
Shareholders’ equity	1,032,610	1,029,750	936,335	858,987	1,001,642

During the year ended December 31, 2019, we completed acquisitions in Colombia for cash consideration of $77.8 million. An aggregate of $379.3 million in capital expenditures were incurred for the year, which resulted in a total of 36.0 wells drilled and commissioning of Acordionero facilities.

During the year ended December 31, 2018 we completed acquisitions in Colombia for cash consideration of $53.2 million. During 2018 we incurred of $347.1 million of capital expenditures which resulted in a total of 28.0 wells drilled.

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

Overview

We are a company focused on oil and gas exploration and production in Colombia and Ecuador. Our Colombian properties represented 100% of our proved reserves NAR at December 31, 2019. For the year ended December 31, 2019, 100% of our revenue was generated in Colombia (year ended December 31, 2018- 100%; year ended December 31, 2017 - 98%). We are headquartered in Calgary, Alberta, Canada.

As of December 31, 2019, we had estimated proved reserves NAR of 67.6 MMBOE, of which 54% were proved developed reserves and 100% were oil. During 2019, we replaced 226% of our proved reserves.

As discussed under Items 1 and 2. “Business and Properties,” in 2019, we completed certain asset acquisitions to further enhance our strategy.

Financial and Operational Highlights

Key Highlights

Operational Highlights:

•	Increase proved oil and gas reserves by 26% and achieved a proven reserve replacement ratio of 226%

•
Announced a new country entry into Ecuador's Oriente Basin by securing 100% WI in three highly prospective exploration blocks via successful bids in a bidding round, creating a contiguous acreage position extending from our existing assets in the Colombian Putumayo Basin

•
Our total 2019 average production NAR was 29,015 BOEPD, comparable with 2018. Production was negatively impacted by downtime from electrical submersible pump ("ESP") failures in Acordionero and the temporary shut-in of several wells in Acordionero with high gas oil ratio ("GOR"). The successful commissioning of water injection facilities in Acordionero in July 2019 and associated increase in water injection has significantly reduced gas production in Acordionero from a high of 18 mmcf down to the current 8 mmcf per day, all of which is either consumed to generate power or re-injected into the reservoir

•	Our total 2019 oil and gas sales volumes NAR increased by 1% to 29,140 BOEPD compared with 2018

Financial Highlights:

•	Net income in 2019 was $38.7 million, or $0.10 per share basic and diluted compared to net income of $102.6 million, or $0.26 per share basic and diluted in 2018

•	Net income before taxes in 2019 was $96.0 million compared with $151.5 million in 2018

•	EBITDA(1) was $364.3 million compared with $376.7 million in 2018

•	Adjusted EBITDA(1) was $325.9 million compared with $375.9 million in 2018

•	Returned $37.6 million to shareholders through the repurchase of 20,097,471 common shares

•	Oil and gas sales for 2019 decreased 7% to $571.0 million compared with $613.4 million in 2018

•
Funds flow from operations(1) decreased by 11% to $272.4 million ($0.72 per share basic and diluted) compared with $306.4 million ($0.78 per share basic and diluted) in 2018, consistent with the average Brent price decreasing 11% from 2018

•	Oil and gas sales per BOE for 2019 were $53.68, 8% lower compared with 2018

•
Operating expenses per BOE for 2019 were $13.36, 26% higher compared with 2018 primarily as a result of higher power generation and rental costs. With the commissioning of the production facilities and the gas to power project in Acordionero both total and per BOE operating costs are expected to decrease in 2020.

•
Workover expenses per BOE for 2019 increased by 18% to $3.87 compared with 2018 primarily as a result of higher frequency of ESP failures during 2019 due to power outages. With the commissioning of the gas- to-power project which has resulted in more reliable power, we are expecting lower workover costs in 2020.

•
Quality and transportation discounts per BOE for 2019 was $10.48 compared to $13.16 in 2018. The decrease was due to renegotiation of certain sales contracts which had lower quality and transportation discounts compared to the sales contracts used for in 2018

•	Transportation expenses per BOE for 2019 decreased by 31% to $1.92 compared with 2018, due to a higher percentage of volumes being sold at wellhead where transportation is netted against sales price

•	General and administrative ("G&A") expenses before stock-based compensation per BOE for 2019 increased by 5% to $3.13 per BOE compared to 2018

•	On May 20, 2019, we issued $300.0 million of 7.75% Senior Notes due 2027 (“7.75% Senior Notes”)

•	We purchased and canceled $114,999,000 aggregate principal amount of 5.00% Convertible Senior Notes due 2021 (“Convertible Notes”)

•	In November, 2019, we extended the maturity of our credit facility to November 10, 2022

Environmental, Social and Governance Highlights:

•
In 2019, we achieved our best safety record in terms of Lost Time Injuries ('LTI") and Total Recordable Injuries; our 2019 LTI ratio of 0.02 was 80% below the industry average for Latin American exploration and production companies, which was reported by the International Association of Oil and Gas Producers in 2019

•
In partnership with the international non-governmental organization Conservation International, we committed to reforesting 1,000 hectares of land and securing and maintaining 18,000 hectares of forest through the NaturAmazonas project in the Putumayo Basin; our total NaturAmazonas investment in the Andes-Amazon rainforest corridor through this project is forecasted to be $13 million

•	We planted a total of 560,112 trees and have conserved, preserved or reforested 1,367 hectares of land through all of our environmental efforts

•	For the last 4 years, we have voluntarily released an assessment of our greenhouse gas ("GHG") emissions

•
We are reducing GHG emissions at our facilities through gas-to-power projects by converting excess natural gas, that would otherwise be flared, and using it instead for power generation; in 2019, we completed a gas-to-power project at the Acordionero Field, ours single biggest producing asset; previously, gas-to-power projects were completed at the Moqueta field in 2018 and the Costayaco field in 2017

•	We are working to eliminate all routine flaring in our operations

•	We are undertaking the NaturAmazonas project over the course of seven years, commencing in 2017. This project alone is expected to sequester approximately 8.7 million tons of CO2 over its lifetime

•	We have created almost 16,000 local labor opportunities over the past 3 years

(Thousands of U.S. Dollars, unless otherwise noted)	Year Ended December 31,
SEC Compliant Reserves, NAR (MMBOE)	2019	% Change	2018	% Change	2017
Estimated Proved Oil and Gas Reserves	68	26	54	(8)	59

Estimated Probable Oil and Gas Reserves	58	(6)	62	13	55

Estimated Possible Oil and Gas Reserves	38	(22)	49	(16)	58

Average Consolidated Daily Volumes (BOEPD)

Working Interest Production Before Royalties(2)	34,817	(4)	36,209	13	32,105
Royalties	(5,802)	(19)	(7,156)	35	(5,320)
Production NAR	29,015	—	29,053	8	26,785
Decrease (Increase) in Inventory	125	(137)	(336)	250	(96)
Sales(3)	29,140	1	28,717	8	26,689

Net Income (Loss)	$38,690	(62)	$102,616	424	$(31,708)

Operating Netback
Oil and Natural Gas Sales	$570,983	(7)	$613,431	45	$421,734
Operating Expenses	(142,086)	28	(111,272)	27	(87,855)
Workover Expenses	(41,118)	19	(34,437)	56	(22,014)
Transportation Expenses	(20,400)	(30)	(28,993)	15	(25,107)
Operating Netback(1)	$367,379	(16)	$438,729	53	$286,758

G&A Expenses Before Stock-Based Compensation	$33,300	6	$31,369	5	$29,775

G&A Stock-Based Compensation	$1,430	(82)	$8,114	(12)	$9,239

EBITDA(1)	$364,276	(3)	$376,718	106	$182,547

Funds Flow From Operations(1)	$272,409	(11)	$306,449	39	$220,197

Capital Expenditures	$379,314	9	$347,093	38	$251,041

Net Cash Received on Dispositions	$—	—	$—	(100)	$32,968

Cash Paid for Acquisitions, Net of Cash Acquired	$77,772	46	$53,200	55	$34,410

	As at December 31,
(Thousands of U.S. Dollars)	2019	% Change	2018	% Change	2017
Cash, Cash Equivalents and Current Restricted Cash and Cash Equivalents	$8,817	(83)	$52,309	117	$24,113

Revolving Credit Facility	$118,000	100	$—	(100)	$148,000

Senior Notes	$600,000	100	$300,000	100	$—

Convertible Notes	$—	(100)	$115,000	—	$115,000

(1) Non-GAAP measures

Operating netback, EBITDA, funds flow from operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Management views these measures as financial performance measures. Investors are cautioned that these measures should not be construed as alternatives to net income or loss or other measures of financial performance as determined in accordance with GAAP. Our method of calculating these measures may differ from other companies and, accordingly, may not be comparable to similar measures used by other companies. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.

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

EBITDA, as presented, is defined as net income or loss adjusted for depletion, depreciation and accretion ("DD&A") expenses, interest expense and income tax expense. Adjusted EBITDA, as presented is defined as EBITDA adjusted for loss on redemption of Convertible Notes, investment gains or losses, loss on sale of business units and asset impairment. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net income to EBITDA and adjusted EBITDA is as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	2017
Net Income (loss)	$38,690	$102,616	$(31,708)
Adjustments to reconcile net income (loss) to EBITDA and adjusted EBITDA
DD&A expenses	225,033	197,867	131,335
Interest expense	43,268	27,364	13,882
Income tax expense	57,285	48,871	69,038
EBITDA (non-GAAP)	$364,276	$376,718	$182,547
Loss on redemption of Convertible Notes	11,501	—	—
Investment gain	(49,884)	(786)	(111)
Loss on sale of business units	—	—	44,385
Asset impairment	—	—	1,514
Adjusted EBITDA (non-GAAP)	$325,893	$375,932	$228,335

Funds flow from operations, as presented, is defined as net income or loss adjusted for DD&A expenses, asset impairment, deferred tax expense, stock-based compensation expense, amortization of debt issuance costs, non-cash lease expense, lease payments, cash settlement of RSUs, unrealized foreign exchange gains or losses, financial instruments gains or losses, cash settlement of financial instruments and loss on redemption of Convertible Notes. Management uses this financial measure to analyze performance and income or loss generated by our principal business activities prior to the consideration of how non-cash items affect that income or loss, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income or loss to funds flow from operations is as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	2017
Net Income (loss)	$38,690	$102,616	$(31,708)
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	225,033	197,867	131,335
Asset impairment	—	—	1,514
Deferred tax expense	40,227	4,968	44,716
Stock-based compensation expense	1,430	8,299	9,775
Amortization of debt issuance costs	3,376	3,183	2,415
Non-cash lease expense	1,806	—	—
Lease payments	(1,969)	—	—
Cash settlement of RSUs	—	(360)	(564)
Unrealized foreign exchange loss	1,803	11,511	837
Financial instruments (gain) loss	(46,215)	12,296	15,929
Cash settlement of financial instruments	(3,273)	(33,931)	1,563
Loss on redemption of Convertible Notes	11,501	—	44,385
Funds flow from operations (non-GAAP)	$272,409	$306,449	$220,197
(2)Includes 2017 average WI production of 679 BOEPD respectively, relating to the Brazil operations, which were sold in June 2017.
(3) Sales volumes represent production NAR adjusted for inventory changes. In 2017, Brazil operations contributed 580 BOEPD.

Consolidated Results of Operations

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
(Thousands of U.S. Dollars)
Oil and natural gas sales	$570,983	(7)	$613,431	45	$421,734
Operating expenses	142,086	28	111,272	27	87,855
Workover expenses	41,118	19	34,437	56	22,014
Transportation expenses	20,400	(30)	28,993	15	25,107
Operating netback(1)	367,379	(16)	438,729	53	286,758

DD&A expenses	225,033	14	197,867	51	131,335
Asset impairment	—	—	—	(100)	1,514
G&A expenses before stock-based compensation	33,300	6	31,369	5	29,775
G&A stock-based compensation expense	1,430	(82)	8,114	(12)	9,239
Severance expenses	1,771	(25)	2,361	83	1,287
Equity tax	—	—	—	(100)	1,224
Foreign exchange loss	627	(94)	9,957	382	2,067
Financial instruments (gain) loss	(46,215)	(476)	12,296	(23)	15,929
Interest expense	43,268	58	27,364	97	13,882
	259,214	(10)	289,328	40	206,252

Other loss	(12,886)	100	—	(100)	(44,385)
Interest income	696	(67)	2,086	73	1,209

Income before income taxes	95,975	(37)	151,487	306	37,330

Current income tax expense	17,058	(61)	43,903	81	24,322
Deferred income tax expense	40,227	710	4,968	(89)	44,716
Total income tax expense	57,285	17	48,871	(29)	69,038

Net Income (loss)	$38,690	(62)	$102,616	424	$(31,708)

Sales Volumes (NAR)
Total sales volumes, BOEPD	29,140	1	28,717	8	26,689

Brent Price per bbl	$64.16	(11)	$71.69	31	$54.82

Consolidated Results of Operations per BOE Sales Volumes (NAR)
Oil and natural gas sales	$53.68	(8)	$58.53	35	$43.29
Operating expenses	13.36	26	10.62	18	9.02
Workover expenses	3.87	18	3.29	46	2.26
Transportation expenses	1.92	(31)	2.77	7	2.58
Operating netback(1)	34.53	(17)	41.85	42	29.43

DD&A expenses	21.16	12	18.88	40	13.48
Asset impairment	—	—	—	(100)	0.16
G&A expenses before stock-based compensation	3.13	5	2.99	(2)	3.06
G&A stock-based compensation expense	0.13	(83)	0.77	(19)	0.95
Severance expenses	0.17	(26)	0.23	77	0.13
Equity tax	—	—	—	(100)	0.13
Foreign exchange loss	0.06	(94)	0.95	352	0.21
Financial instruments (gain) loss	(4.35)	(472)	1.17	(29)	1.64
Interest expense	4.07	56	2.61	83	1.43
	24.37	(12)	27.60	30	21.19

Other loss	(1.21)	100	—	(100)	(4.56)
Interest income	0.07	(65)	0.20	67	0.12

Income before income taxes	9.02	(38)	14.45	280	3.80

Current income tax expense	1.60	(62)	4.19	68	2.50
Deferred income tax expense	3.78	704	0.47	(90)	4.59
	5.38	15	4.66	(34)	7.09
Net Income (loss)	$3.64	(63)	$9.79	398	$(3.29)
(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operating Highlights - non-GAAP measures" for a definition and reconciliation of this measure.

Oil and Gas Production and Sales Volumes, BOEPD

	Year Ended December 31,
Average Daily Volumes (BOEPD)	2019	2018	2017
Working Interest Production Before Royalties	34,817	36,209	32,105
Royalties	(5,802)	(7,156)	(5,320)
Production NAR(1)	29,015	29,053	26,785
Decrease (Increase) in Inventory	125	(336)	(96)
Sales (1)	29,140	28,717	26,689

Royalties, % of Working Interest Production Before Royalties	17%	20%	17%

(1) December 31, 2017 figures include Production NAR of 576 BOEPD and sales volumes of 580 BOEPD, respectively, related to operations in Brazil, which were sold in June 30, 2017

Oil and gas production NAR for the year ended December 31, 2019 of 29,015 BOEPD was consistent with 2018 oil and gas production of 29,053 BOEPD.

Royalties as a percentage of production for the year ended December 31, 2019, decreased compared to prior year commensurate the decrease in benchmark oil prices and the price sensitive royalty regime in Colombia.

Oil and gas production NAR for the year ended December 31, 2018, increased by 8% to 29,053 BOEPD compared with 26,785 BOEPD in 2017. Production increased as a result of a successful drilling and workover campaign in the Acordionero Field. During 2018 we drilled 15 wells in the Acordionero Field.

Operating Netbacks

Consolidated	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	2017
Oil and Gas Sales	$570,983	$613,431	$421,734
Transportation Expenses	(20,400)	(28,993)	(25,107)
	550,583	584,438	396,627
Operating Expenses	(142,086)	(111,272)	(87,855)
Workover Expenses	(41,118)	(34,437)	(22,014)
Operating Netback(1)	$367,379	$438,729	$286,758

(U.S. Dollars per BOE Sales Volumes NAR)
Brent	$64.16	$71.69	$54.82
Quality and Transportation Discounts	(10.48)	(13.16)	(11.53)
Average Realized Price	53.68	58.53	43.29
Transportation Expenses	(1.92)	(2.77)	(2.58)
Average Realized Price Net of Transportation Expenses	51.76	55.76	40.71
Operating Expenses	(13.36)	(10.62)	(9.02)
Workover Expenses	(3.87)	(3.29)	(2.26)
Operating Netback(1)	$34.53	$41.85	$29.43
(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operating Highlights - non-GAAP measures” for a definition and reconciliation of this measure. 2017 figures include $6,271 of operating netback from operations in Brazil, which were sold in June 2017.

Oil and gas sales for the year ended December 31, 2019, decreased to $571.0 million compared to $613.4 million in 2018, primarily as a result of lower average realized oil prices.

Oil and gas sales for the year ended December 31, 2018, increased compared to $421.7 million in 2017, primarily as a result of increased sales volumes and higher average realized oil prices.

The following table shows the effect of changes in realized price and sales volumes on our oil and gas sales for the three years ended December 31, 2019:

	Year Ended December 31,
	2019	2018	2017
Oil and natural gas sales for the comparative period	$613,431	$421,734	$289,269
Realized sales price (decrease) increase effect	(51,485)	159,653	100,304
Sales volume increase effect	9,037	32,044	32,161
Oil and natural gas sales for the current period	$570,983	$613,431	$421,734

On a per BOE basis, average realized prices decreased by 8% to $53.68 for the year ended December 31, 2019 compared to $58.53 in 2018 primarily as a result of the decrease in benchmark oil prices. Average Brent oil prices for the year ended December 31, 2019 decreased by 11% compared to 2018. Brent oil price decreased by $7.53 per bbl but realized prices only decreased by $4.85 per bbl.

On a per BOE basis, average realized price increased by 35% to $58.53 for the year ended December 31, 2018 compared to $43.29 in 2017. The increase in realized prices was consistent with higher benchmark oil prices. Average Brent oil price for the year ended December 31, 2018 increased by 31% compared with 2017.

We have options to sell our oil through multiple pipelines and trucking routes. Each transportation route has varying effects on realized price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia using each transportation method for each of the three years ended December 31, 2019:

	Year Ended December 31,
	2019	2018	2017
Volume transported through pipelines	1%	8%	16%
Volume sold at wellhead	51%	40%	52%
Volume transported via truck to pipelines	48%	52%	32%
	100%	100%	100%

Volumes transported through pipelines or via truck receive a higher realized price, but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expense. We focus on maximizing operating netback per barrel when choosing a transportation method.

Transportation expenses for the year ended December 31, 2019, decreased by 30% to $20.4 million, compared with $29.0 million in 2018. On a per BOE basis, transportation expenses decreased 31% to $1.92, from $2.77 in 2018. The decrease in transportation expenses per BOE was due to higher volume sold at wellhead where the transportation is netted against sales price and shorter trucking routes to pipelines which lowered the transportation costs.

Transportation expenses for the year ended December 31, 2018, increased 15% to $29.0 million, compared with $25.1 million in 2017. On a per BOE basis, transportation expenses increased 7% to $2.77, from $2.58 in 2017. The increase in transportation expenses per BOE was primarily due to a lower volume sold at wellhead and higher volume sold from the Acordionero field, which is subject to transportation costs.

The following table shows the variance in our average realized price net of transportation expenses in Colombia for each of the three years ended December 31, 2019:

	Year Ended December 31,
(U.S. Dollars per BOE Sales Volumes NAR)	2019	2018	2017
Average realized price net of transportation expenses for the comparative period	$55.76	$40.71	$29.38
(Decrease) increase in benchmark prices	(7.53)	16.87	10.49
Decrease (increase) in quality and transportation discounts	2.68	(1.63)	(0.20)
Decrease (increase) in transportation expense	0.85	(0.19)	1.04
Average realized price net of transportation expenses for the year	$51.76	$55.76	$40.71

Operating expenses for the year ended December 31, 2019, increased 28% to $142.1 million compared to $111.3 million in 2018.
On a per BOE basis, operating expenses increased by $2.74 to $13.36 compared to $10.62 in prior year, primarily as a result of higher power generation and rental costs. During 2019, we fully commissioned the Acordionero expansion and gas-to-power facilities. These projects will allow expanded water injection and delivery of enhanced power reliability, which are expected to reduce operating costs and enhance ultimate recovery of oil and gas in the Acordionero field. With the commissioning of the permanent facilities and gas-to-power projects, we are expecting to reduce operating costs by terminating contracts related to rental facilities in the field and generating power through natural gas produced in the field instead of purchased diesel.

Operating expenses for the year ended December 31, 2018, increased 27% to $111.3 million, compared to $87.9 million in 2017.
On a per BOE basis, operating expenses increased by $1.60 to $10.62 compared to $9.02 in 2017. The increase in operating expenses per BOE in 2018 was primarily as a result of higher power generation and equipment rental costs required to manage the capacity limitations in the Acordionero field as a result of rapid production growth.

Workover expenses on a per BOE basis, increased by $0.58 to $3.87 for the year ended December 31, 2019 compared to 2018, due to a higher frequency of ESP failures during 2019 primarily because of power outages. With the gas-to-power facilities fully commissioned in 2019, we expect workover costs per BOE to decrease in 2020.

Workover expenses on a per BOE basis, increased by $1.03 to $3.29 for the year ended December 31, 2018 compared to 2017 due to replacement of ESPs during 2018 resulting from unreliable power.

DD&A Expenses

	Year Ended December 31,
	2019	2018	2017
DD&A Expenses, thousands of U.S. Dollars(1)	$225,033	$197,867	$131,335
DD&A Expenses, U.S. Dollars per BOE	21.16	18.88	13.48
(1) For the year-ended 2017, Corporate, Brazil and Peru contributed $1.1, $2.3 and $1.5 million, respectively, to DD&A expenses.

DD&A expenses for the year ended December 31, 2019, increased by 14% from 2018 (12% on a per BOE basis), and increased by 51% (40% on a per BOE basis) in 2018 from 2017. On a per BOE basis, DD&A increases in 2019 and 2018 compared to prior years were due to higher costs in the depletable base partially offset by increased proved reserves.

Asset Impairment

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	2017
Impairment of oil and gas properties(1)	$—	$—	$1,514
	$—	$—	$1,514
(1) For the year-ended 2017, Mexico and Peru contributed $0.6 and $0.9 million, respectively, to impairment losses.

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

For the years ended December 31, 2019, 2018 and 2017, no ceiling test impairment was recorded in our Colombia cost center. In accordance with GAAP, we used an average Brent price of $64.20 per bbl for the purposes of the December 31, 2019 ceiling test calculation (December 31, 2018 - 72.08; December 31, 2017 - 54.19).

G&A Expenses

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	% change	2018	% change	2017
G&A Expenses Before Stock-Based Compensation	$33,300	6	$31,369	5	$29,775
G&A Stock-Based Compensation	1,430	(82)	8,114	(12)	9,239
G&A Expenses, Including Stock-Based Compensation	$34,730	(12)	$39,483	1	$39,014

U.S. Dollars Per BOE Sales Volumes NAR
G&A Expenses Before Stock-Based Compensation	$3.13	5	$2.99	(2)	$3.06
G&A Stock-Based Compensation	0.13	(83)	0.77	(19)	0.95
G&A Expenses, Including Stock-Based Compensation	$3.26	(13)	$3.76	(6)	$4.01

G&A expenses, on a per BOE basis, after stock-based compensation decreased 13% to $3.26 in 2019 compared to prior year, mainly as a result of decrease in stock-based compensation commensurate with the decrease in stock price during 2019, partially offset by lower recoveries and a reduction of capitalized G&A during 2019.

G&A expenses, on a per BOE basis, after stock-based compensation decreased 6% to $3.76 in 2018 compared to prior year, mainly as a result of production NAR growth and a decrease in stock-based compensation during the fourth quarter of 2018.

G&A expenses, on a per BOE basis, before stock-based compensation increased 5% in 2019 compared to 2018 and decreased 2% in 2018 compared to 2017.

Severance Expenses

For the years ended December 31, 2019, 2018 and 2017, severance expenses were $1.8 million, $2.4 million and $1.3 million, respectively, due to headcount optimization.

Equity Tax Expense

For the years ended December 31, 2019, 2018 and 2017, the equity tax expense was nil, nil, and $1.2 million, respectively, and was calculated based on our Colombian legal entities' balance sheet at January 1st of the year. The Equity Tax expense expired as of January 1, 2019, and the modified version re-introduced in the 2018 Colombian Tax Reform is not applicable to our Colombian legal entities.

Foreign Exchange Gains and Losses

For the years ended December 31, 2019, 2018 and 2017, we had foreign exchange losses of $0.6 million, $10.0 million and $2.1 million, respectively. The main sources of the foreign exchange gains and losses are revaluation of taxes receivable and payable, investment in PetroTal shares and deferred tax liabilities. Under GAAP, deferred taxes are considered a monetary liability and require translation from local currency to U.S. dollar functional currency at each balance sheet date.

The following table presents the change in the Colombian peso against the U.S. dollar for each of the three years ended December 31, 2019:

	Year Ended December 31,
	2019	2018	2017
Change in the Colombian peso against the U.S. dollar	weakened by	weakened by	strengthened by
	1%	9%	1%
Change in the U.S. dollar against the Canadian dollar	strengthened by	weakened by	strengthened by
	5%	9%	7%

Financial Instrument Gains and Losses

The following table presents the nature of our financial instruments gains and losses for each of the three years ended December 31, 2019:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	2017
Commodity price derivative loss	$3,642	$13,972	$17,327
Foreign currency derivative loss (gain)	27	(890)	(1,287)
Investment gain	(49,884)	(786)	(111)
	$(46,215)	$12,296	$15,929

For the year ended December 31, 2019, we had an investment gain of $49.9 million (2018 - $0.8 million) on our investment in PetroTal.

Other Loss

Other loss for the year ended December 31, 2019, was related primarily to the loss on retirement of Convertible notes of $11.5 million. For the year ended December 31, 2017, other loss was related to the loss on sale of our Brazil business unit on June 30, 2017 and our Peru business unit on December 18, 2017.

Income Tax Expense and Recovery

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	2017
Income before income taxes	$95,975	$151,487	$37,330

Current income tax expense	$17,058	$43,903	$24,322
Deferred income tax expense	40,227	4,968	44,716
Total income tax expense	$57,285	$48,871	$69,038

Effective tax rate	60%	32%	185%

Current income tax expense decreased for the year ended December 31, 2019, compared with 2018 and 2017 primarily as a result of lower taxable income in Colombia.

The deferred income tax expense for the year ended December 31, 2019, of $40.2 million was primarily a result of excess tax depreciation compared to accounting depreciation in Colombia. The deferred income tax expense for the year ended December 31, 2018 of $5.0 million was primarily a result of excess tax depreciation compared to accounting depreciation in Colombia, which was partially offset by the impact of the release of the valuation allowance in Colombia. In general, tax depreciation for capital expenditures investments incurred prior to 2017 is on straight-line over five years; and accounting depreciation is based on the unit of production method. The deferred income tax expense in 2017 was the result of tax depreciation being higher than accounting depreciation in Colombia.

Our effective tax rate was 60% for the year ended December 31, 2019, compared with 32% in 2018. The increase in the effective tax rate was primarily due to an increase in the valuation allowance, mainly as a result of the recognition of previously unrecognized tax benefits in Colombia during 2018; and other permanent differences.

Our effective tax rate was 32% for the year ended December 31, 2018, compared with 185% in 2017. The decrease in the effective tax rate was primarily due to a decrease in the valuation allowance, mainly as a result of the recognition of previously unrecognized tax benefits in Colombia during 2018. This was partially offset by an increase in the impact of foreign taxes and other non-deductible expenses.

The difference between our effective tax rate of 60% for the year ended December 31, 2019, and the 33% Colombian statutory rate was primarily due to an increase in foreign currency translation, impact of foreign taxes, increase in valuation allowance and non-deductible third party royalties in Colombia.

The difference between our effective tax rate of 32% for the year ended December 31, 2018, and the 37% Colombian statutory rate was primarily due to a decrease in the valuation allowance and other permanent differences. These are partially offset by an increase in foreign currency translation, the impact of foreign taxes and non-deductible third party royalties in Colombia.

Net Loss and Funds Flow From Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Fourth quarter 2019 compared with third quarter 2019	% change	Fourth quarter 2019 compared with fourth quarter 2018	% change	Year ended December 31, 2019 compared with year ended December 31, 2018	% change
Net (loss) income for the comparative period	$(28,833)		$(10,840)		$102,616
Increase (decrease) due to:
Sales volumes	463		(14,331)		9,037
Prices	(5,020)		5,627		(51,485)
Expenses:
Cash operating expenses, excluding stock-based compensation expense	(2,364)		(4,348)		(30,999)
Workover	(114)		(2,578)		(6,681)
Transportation	(1,054)		3,736		8,593
Cash G&A and RSU settlements, excluding stock-based compensation expense	(873)		5,602		(1,571)
Severance	(549)		(343)		590
Interest, net of amortization of debt issuance costs	(447)		(5,575)		(15,711)
Realized foreign exchange loss (gain)	1,882		(327)		(378)
Settlement of financial instruments	(68)		6,764		30,658
Other loss	(1,385)		(1,385)		(1,385)
Current taxes	(86)		4,544		26,845
Net lease payments	357		74		(163)
Interest Income	(94)		72		(1,390)
Net change in funds flow from operations(1) from comparative period	(9,352)		(2,468)		(34,040)
Expenses:
Depletion, depreciation and accretion	(10,791)		(434)		(27,166)
Deferred tax	(3)		(3,389)		(35,259)
Amortization of debt issuance costs	(13)		52		(193)
Loss on convertible notes	11,109		(196)		(11,501)
Net Lease Payments	(357)		(74)		163
Stock-based compensation, net of RSU settlement	(346)		(12,516)		6,509
Financial instruments gain or loss, net of financial instruments settlements	55,678		42,017		27,853
Unrealized foreign exchange	9,912		14,852		9,708
Net change in net income or loss	55,837		37,844		(63,926)
Net income for the current period	$27,004	(194)%	$27,004	349%	$38,690	62%
(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operating Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

2020 Work Program and Capital Expenditures

Colombia remains our primary focus and represents 97% of the 2020 capital program with the remainder allocated to exploration activities in Ecuador.

The table below shows the break-down of our 2020 capital program:

	Number of Wells (Gross)	Number of Wells (Net)	2020 Capital Budget ($ million)
Colombia
Development	16-19	15-18	140-160
Exploration	1-2	1-2	25-35
Ecuador
Exploration	0-1	0-1	0-10
	17-22	16-21	175-195(1)
(1) Assumes mid-point of budgeted amount for exploration

Based on the mid-point of the 2020 guidance, the capital budget is forecasted to be approximately 80% directed to development and 20% to exploration. Approximately 20% of the development activities included in the 2020 capital program are expected to be directed to facilities.

We expect our 2020 capital program to be fully funded by cash flows from operations.

Capital Program

Capital expenditures during the year ended December 31, 2019, were $379.3 million.

During the year ended December 31, 2019, we spud the following wells in Colombia:

Number of wells (Gross and Net)
Colombia
Development	25.0
Exploration	6.0
Service	5.0
Total	36.0

We spud six exploration, five service, and 25 development wells in 2019. Approximately 80% of the development wells and all service wells were in the Acordionero Field on the Midas Block. The six exploration wells were spud in the PUT-1, PUT-7, El Porton, Llanos-10 and Santana Blocks.

We also commissioned facilities in the Acordionero Field and continued facilities work in the Moqueta Field on the Chaza Block.

Liquidity and Capital Resources

	As at December 31,
(Thousands of U.S. Dollars)	2019	% Change	2018	% Change	2017
Cash and Cash Equivalents	$8,301	(84)	$51,040	314	$12,326

Current Restricted Cash and Cash Equivalents	$516	(59)	$1,269	(89)	$11,787

Revolving Credit Facility	$118,000	100	$—	(100)	$148,000

Senior Notes	$600,000	100	$300,000	100	$—

Convertible Notes	$—	(100)	$115,000	—	$115,000

We believe that our capital resources, including cash on hand, cash generated from operations and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for 2020, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

On May 20, 2019, we issued $300.0 million of 7.75% Senior Notes. The 7.75% Senior Notes are fully and unconditionally guaranteed by certain of our subsidiaries that guarantee our revolving credit facility. Net proceeds from the issue of the 7.75% Senior Notes were $289.3 million, after deducting the initial purchasers' discounts and commission and the offering expenses payable by us. The 7.75% Senior Notes bear interest at a rate of 7.75% per year, payable semi-annually in arrears on May 23 and November 23 of each year, beginning on November 23, 2019. The 7.75% Senior Notes will mature on May 23, 2027, unless earlier redeemed or repurchased.

During the year, we purchased and canceled $114,999,000 aggregate principal amount of Convertible Notes, including $114,997,000 aggregate principal amount purchased and canceled pursuant to a previously announced offer to purchase for cash all outstanding Convertible Notes.

On February 15, 2018, through our indirect wholly-owned subsidiary, Gran Tierra Energy International Holdings Ltd., we issued $300.0 million aggregate principal amount of 6.25% Senior Notes due 2025 (the "6.25% Senior Notes") in a private placement transaction. The 6.25% Senior Notes bear interest at a rate of 6.25% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The 6.25% Senior Notes will mature on February 15, 2025, unless earlier redeemed or repurchased. The net proceeds of the 6.25% Notes were used to repay the outstanding amount on the revolving credit facility, with the remainder for general corporate purposes.

As at December 31, 2019, we had a fully committed revolving credit facility with a syndicate of lenders with a borrowing base of $300.0 million with $182.0 million of undrawn capacity under the facility. We intentionally apply all excess cash to the facility and minimize cash on the balance to reduce borrowing costs. We can borrow under the facility by providing the lenders with two days notice. Availability under the revolving credit facility is determined by the reserves-based borrowing base determined by the lenders.

Under the terms of our credit facility we are required to maintain compliance with certain financial and operating covenants which include: the maintenance of a ratio of debt, including letters of credit, to net income plus interest, taxes, depreciation, depletion, amortization, exploration expenses and all non-cash charges minus all non-cash income (as defined in our credit agreement, "EBITDAX") not to exceed 4.0 to 1.0; the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. As at December 31, 2019, we were in compliance with all financial and operating covenants in our credit agreement. Under the terms of the credit facility, we are limited in our ability to pay any dividends to our shareholders without bank approval.

Cash and Cash Equivalents Held Outside of Canada and the United States

At December 31, 2019, 92% of our cash and cash equivalents were held by subsidiaries outside of Canada and the United States.

Derivative Positions

At December 31, 2019, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Collars: January 1, to June 30, 2020	6,000	ICE Brent	55.00	69.05	n/a

A collar limits the range of possible positive and negative returns and provides us downside protection at a lower cost compared to a protective swap.

At December 31, 2019 and subsequent to, we had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: January 1, to December 31, 2020	134,500	40,994	COP	3,305	3,423

Cash Flows

The following table presents our sources and uses of cash and cash equivalents for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Sources of cash and cash equivalents:
Net income (loss)	$38,690	$102,616	$(31,708)
Adjustments to reconcile net loss to funds flow from operations
DD&A expenses	225,033	197,867	131,335
Asset impairment	—	—	1,514
Deferred tax expense	40,227	4,968	44,716
Stock-based compensation expense	1,430	8,299	9,775
Amortization of debt issuance costs	3,376	3,183	2,415
Cash settlement of RSUs	—	(360)	(564)
Unrealized foreign exchange loss	1,803	11,511	837
Financial instruments (gain) loss	(46,215)	12,296	15,929
Non-cash lease expenses	1,806	—	—
Lease payments	(1,969)	—	—
Cash settlement of financial instruments	(3,273)	(33,931)	1,563
Loss on redemption of convertible notes	11,501	—	—
Loss on sale	—	—	44,385
Funds flow from operations(1)	272,409	306,449	220,197
Proceeds from issuance of Senior Notes, net of issuance costs	289,271	288,131	—
Proceeds from other debt, net of issuance costs	342,575	4,560	167,043
Changes in non-cash investing working capital	—	17,704	19,680
Proceeds from exercise of stock options	—	1,429	—
Net proceeds from sale of business units	—	—	32,968
	904,255	618,273	439,888
Uses of cash and cash equivalents:
Additions to property, plant and equipment - property acquisitions	(77,772)	(53,200)	(34,410)
Additions to property, plant and equipment	(379,314)	(347,093)	(251,041)
Repayment of debt	(349,219)	(153,000)	(110,000)
Cash paid for investments	—	—	(11,000)
Changes in non-cash operating working capital	(93,874)	(21,421)	(29,217)
Changes in non-cash investing working capital	(7,851)	—	—
Cash settlement of asset retirement obligation	(870)	(519)	(1,336)
Repurchase of shares of Common Stock	(37,561)	(12,742)	(17,916)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(1,027)	(2,668)	(1,557)
	(947,488)	(590,643)	(456,477)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(43,233)	$27,630	$(16,589)
(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operating Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

Off-Balance Sheet Arrangements

As at December 31, 2019 and 2018, we had no off-balance sheet arrangements.

Contractual Obligations

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2019:

	Total	2020	2021-2022	2023-2024	2025 and beyond
(Thousands of U.S. Dollars)
Revolving credit facility	$118,000	$—	$118,000	$—	$—
6.25% Senior Notes	300,000	—	—	—	300,000
7.75% Senior Notes	300,000	—	—	—	300,000
Total long-term debt	718,000	—	118,000	—	600,000
Interest payments(1)	289,090	46,070	91,572	84,000	67,448
Oil transportation services	3,211	3,211	—	—	—
Drilling, completions and seismic	21,409	7,602	13,669	39	99
Operating leases	5,679	2,708	2,971	—	—
Finance leases	6,232	2,760	3,276	168	28
Total	$1,043,621	$62,351	$229,488	$84,207	$667,575
  (1) Interest payments were calculated by assuming that our revolving credit facility outstanding balance at December 31, 2019 of $118 million will be outstanding through the November 2022 maturity date and our 6.25% Senior Notes and 7.75% Senior Notes will be held until their maturity dates of February 2025 and May 2027, respectively. Actual results will differ from these estimates and assumptions.

At December 31, 2019, we had provided promissory notes totaling $120.6 million to support letters of credit or surety bonds relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements. These unsecured letters of credit do not utilize our revolving credit facility capacity because they are backed by local Colombian banks and Export Development Canada.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas and the applicable discount rate, that are used to calculate the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that a 10% discount factor be used and future net revenues are calculated using prices that represent the average of the first day of each month price for the 12-month period. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but reflect adjustments for gravity, quality, local conditions, gathering and transportation fees and distance from market. Estimates of standardized measure of our future cash flows from proved reserves for our December 31, 2019, ceiling tests were based on wellhead prices per BOE as of the first day of each month within that twelve month period.

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

In the years ended December 31, 2019 and 2018, we had no ceiling test impairment losses. We used an average Brent price of $64.20 per bbl for the purposes of the December 31, 2019 ceiling test calculations (December 31, 2018 - $72.08; December 31, 2017 - $54.19).

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

Equity Method Investment

During December 2017, we acquired an investment in common shares of PetroTal in connection with the sale of our Peru business unit. At December 31, 2019, this investment represented approximately 37% of PetroTal's issued and outstanding common shares. We determined that we did not have a controlling financial interest in PetroTal, but could exert significant influence over PetroTal's operating and financial policies as a result of our ownership interest in PetroTal and the right to nominate two directors to PetroTal's board of directors. Accordingly, we accounted for our investment in the common shares of PetroTal as an equity method investment, but elected the fair value option for this investment.

The fair value of the current portion of the investment was estimated using quoted market prices in active markets. The long-term portion of the investment was estimated based on quoted market prices and valuation technique using observable and one or more unobservable inputs. Information regarding the valuation of the investment can be found in Note 13 to the Consolidated Financial

Statements, Financial Instruments, Fair Value Measurement, Credit Risk and Foreign Exchange Risk in Item 8. “Financial Statements and Supplementary Data”, which information is incorporated by reference here.

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

At December 31, 2019, we performed a step 1 test of goodwill and no impairment of goodwill was identified.

Revenue Recognition

Our revenue relates to oil and natural gas sales in Colombia. We recognize revenue when it transfers control of the product to a customer. This generally occurs at the time the customer obtains legal title to the product and when it is physically transferred to the delivery point agreed with the customer. Payment terms are generally within three business days following delivery of an invoice to the customer. Revenue is recognized based on the consideration specified in contracts with customers. Revenue represents our share and is recorded net of royalty payments to governments and other mineral interest owners.

We evaluate our arrangement with third parties and partners to determine if we act as a principal or an agent. In making this evaluation, our management considers if we obtain control of the product delivered, which is indicated by us having the primary responsibility for the delivery of the product, having ability to establish prices or having inventory risk. If we act in the capacity of an agent rather than as a principal in transaction, then the revenue is recognized on a net-basis, only reflecting the fee realized by us from the transaction.

Tariffs, tolls and fees charged to other entities for use of pipelines owned by us are evaluated by management to determine if these originate from contracts with customers or from incidental arrangements.

In the comparative period, revenue from the production of oil and natural gas was recognized when the customer took title and assumed the risks and rewards of ownership, prices were fixed or determinable, the sale was evidenced by a contract and collection of the revenue was reasonably assured.

When determining if we acted as a principal or as an agent in transactions, management determines if we obtain control of the product. As part of this assessment, management considers detailed criteria for revenue recognition set out in ASC 606.

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

Recently Adopted Accounting Pronouncements

We adopted Accounting Standard Codification ("ASC") 842 Leases with a date of initial application on January 1, 2019 in accordance with the modified retrospective transition approach using the practical expedients available for land easements and short-term leases. We did not elect the "suite" of practical expedients or use the hindsight expedient in our adoption.

At inception of a contract, we assess whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At inception of a contract that contains a lease component, we allocate the consideration in the contract to each lease and non-lease component on the basis of their relative stand-alone prices. We recognize a right-of-use asset and a lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, and subsequently at cost less any accumulated depreciation and impairment losses, and adjusted for certain remeasurements of the lease liability.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our incremental borrowing rate. Generally, we use our incremental borrowing rate as the discount rate. The lease liability is subsequently increased by the interest cost on the lease liability and decreased by lease payments made. It is remeasured when there is a change in future lease payments arising from a change in an index or rate, a change in the estimate of the amount expected to be payable under a residual value guarantee, or as appropriate, changes in the assessment of whether a purchase or extension option is reasonably certain to be exercised or a termination option is reasonably certain not to be exercised.

We have applied judgment to determine the lease term for contracts which include renewal or termination options. The assessment of whether we are reasonably certain to exercise such options impacts the lease term, which significantly affects the amount of lease liabilities and right-of-use assets recognized.

All leases identified as part of the transition relate to office leases.

The transition resulted in the recognition of a right-of-use asset presented in other capital assets of $3.8 million at January 1, 2019, the recognition of lease liabilities of $4.2 million and a $0.4 million impact on retained earnings. When measuring the lease liabilities, our incremental borrowing rate was used. At January 1, 2019 the rates applied ranged between 5.6% and 9.1%.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses". This ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to support credit loss estimates. In December 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Losses, Derivatives and Hedging and Leases", which is codification improvement of ASU 2016-13. The ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We have adopted this ASU on January 1, 2020 and applied a current expected credit loss model that has resulted in no impact on our consolidated position, results of operation or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our principal market risk relates to oil prices. Oil prices are volatile and unpredictable and influenced by concerns over world supply and demand imbalance and many other market factors outside of our control. Most of our revenues are from oil sales at Brent and adjusted for quality each month.

During year ended December 31, 2019, we entered into commodity price derivative contracts to manage the variability of cash flows associated with the forecasted sale of our oil production, reduce commodity price risk and provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending. The table below provides the information about our commodity price derivative contracts at December 31, 2019, including the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. Expected cash flows from the forward contract equaled the fair value of the contract. The information is presented in U.S. dollars because that is our reporting currency. We do not hold any of these investments for trading purposes.

Period and type of instrument	Volume, bopd	Reference	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Collars: January 1, to June 30, 2020	6,000	ICE Brent	55.00	$69.05	n/a

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

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange losses, estimated at approximately $6,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar.

During the year ended December 31, 2019, we entered into foreign currency derivative contracts to manage the variability in cash flows associated with our forecasted Colombian peso denominated costs. The table below provides information about our foreign currency forward exchange agreements at December 31, 2019 and subsequent to, including the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. Expected cash flows from the forward contract equaled the fair value of the contract. The information is presented in U.S. dollars because that is our reporting currency. We do not hold any of these investments for trading purposes.

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: January 1, to December 31, 2020	134,500	40,994	COP	3,305	3,423
(1) At December 31, 2019 foreign exchange rate.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our revolving credit facility, which bears floating rates of interest. At December 31, 2019, our outstanding revolving credit facility was $118.0 million (December 31, 2018 - nil). A 10% change in LIBOR would not materially impact our interest expense on debt outstanding at December 31, 2019.

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

Equity Price Risk

Equity price risk is the risk of loss as a result of changes in equity prices. As at December 31, 2019, we held 246,100,000 common shares of PetroTal. With all other variables held constant, a $0.01 change in the CAD price of PetroTal shares would result in a $1.9 million USD change in the total investment in PetroTal as at December 31, 2019.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gran Tierra Energy Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Gran Tierra Energy Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the realizability of the Company’s deferred income tax asset.
As discussed in note 10 of the consolidated financial statements, as of December 31, 2019, the Company had recognized a deferred income tax asset of $44,003 thousand. The Company estimated that there was a greater than 50 percent likelihood that the deferred income tax asset will be realized. The determination of the deferred income tax asset involves a number of estimates, including the future cash flows associated with the estimated proved and probable oil and gas reserves (“reserves”). Changes in assumptions regarding future cash flows, which are based on the estimate of the reserves, could have a significant impact on the determination of the Company’s ability to realize the deferred income tax asset and the amount of a valuation allowance, if any. The estimation of the reserves involves the expertise of independent reservoir engineering specialists, who take into consideration assumptions related to its forecasted production, forecasted operating, royalty and capital cost assumptions and forecasted oil prices (“reserve assumptions”). The Company engages independent reservoir engineering specialists to estimate the reserves.
We identified the evaluation of the realizability of the deferred income tax asset as a critical audit matter. Complex auditor judgment was required in evaluating the reserves, which was an input to derive the recognized deferred income tax asset. Auditor judgment was also required to evaluate the reserve assumptions used to estimate the reserves.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to evaluate the realizability of the deferred income tax asset, including controls related to the estimation of the reserves. We evaluated the competence, capabilities and objectivity of the independent reservoir engineering specialists engaged by the Company, who estimated the reserves. We evaluated the methodology used by independent reservoir engineering specialists to estimate the reserves for compliance with regulatory standards. We compared the 2019 actual production, operating, royalty and capital costs to those estimates used in the prior year’s estimate of the proved reserves to assess the Company’s ability to accurately forecast. We compared the forecasted commodity prices used in the reserves to those published by other reserve engineering firms. We compared estimates of forecasted production and forecasted operating, royalty and capital cost assumptions used in the reserves to historical results. We involved Canadian and Colombian income tax professionals with specialized skills and knowledge who assisted in evaluating the application of relevant tax laws and regulations used in the determination of the recorded deferred tax asset.
Assessment of the carrying value of goodwill in the Colombian reporting unit
As discussed in note 2 to the consolidated financial statements, the goodwill balance as of December 31, 2019 relates to the Colombian reporting unit. Goodwill at December 31, 2019 amounted to $102,581 thousand. The Company assesses qualitative factors annually, or more frequently if necessary, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether it is necessary to perform the goodwill impairment test. The estimated fair value of the Colombian reporting unit involves a number of estimates, including the cash flows associated with the estimated reserves and the discount rate. The estimation of the reserves involves the expertise of independent reservoir engineering specialists, who take into consideration reserve assumptions. The Company engages independent reservoir engineering specialists to estimate the reserves.
We identified the assessment of the carrying value of goodwill for the Colombian reporting unit as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s estimate of the reserves and the discount rate, which are inputs to the calculation of the fair value of the Colombian reporting unit. Auditor judgment was also required to evaluate the reserve assumptions used in the reserves.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s determination of the fair value of the Colombian reporting unit, including controls related to the development of the discount rate and the estimation of the reserves. We performed sensitivity analyses over the discount rate used to estimate the fair value of the Colombian reporting unit to assess the impact of a change in the discount rate on the fair value of the Colombian reporting unit. We evaluated the competence, capabilities and objectivity of the independent reservoir engineering specialists engaged by the Company, who estimated the reserves. We evaluated the methodology used by the independent reservoir engineering specialists to estimate the reserves for compliance with regulatory standards. We compared the 2019 actual production, operating, royalty and capital costs of the Colombian reporting unit to those estimates used in the prior year’s estimate of the proved reserves to assess the Company’s ability to accurately forecast. We compared the forecasted commodity prices used in the estimate of the reserves to those published by other reserve engineering firms. We compared estimates of forecasted production and forecasted operating, royalty and capital cost assumptions used in the estimation of the reserves to historical results. We involved a valuation professional with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate, by comparing it against market data and other external data.
Assessment of the impact of estimated proved oil reserves on the calculations of depletion expense and the ceiling test related to oil and gas properties
As discussed in Note 2 to the consolidated financial statements, the Company depletes its oil and gas properties using the unit-of-production method on a country-by-country basis. Under such method, capitalized costs associated with Colombia are depleted over the estimated proved oil and gas reserves associated with Colombia (“proved reserves”). As discussed in Note 5 to the consolidated financial statements, for the year ended December 31, 2019, the Company recorded depletion and depreciation expense of $220.8 million. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company performs a ceiling test calculation each quarter. In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to net income or loss. The estimation of proved reserves, which are used in the calculations of depletion and the ceiling test, involves the expertise of independent reservoir engineering specialists, who take into consideration reserve assumptions. The Company engages independent reservoir engineering specialists to estimate the proved reserves.
We identified the assessment of the impact of estimated proved reserves on the calculations of depletion expense and the ceiling test related to oil and gas properties as a critical audit matter. Complex auditor judgment was required in evaluating the proved reserves, which were an input to the calculations of depletion expense and the ceiling test. Auditor judgment was also required to evaluate the reserve assumptions used to estimate the proved reserves.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the calculations of depletion expense and the ceiling test, including controls over the estimation of the proved reserves. We analyzed and assessed the calculations of depletion expense and the ceiling test for compliance with regulatory standards. We evaluated the competence, capabilities and objectivity of the independent reservoir engineering specialists engaged by the Company, who estimated the proved reserves. We evaluated the methodology used by the independent reservoir engineering specialists to estimate the proved reserves for compliance with regulatory standards. We compared the Company’s 2019 actual production, operating, royalty and capital costs to those estimates used in the prior year’s estimate of the proved reserves to assess the Company’s ability to accurately forecast. We compared estimates of forecasted production and forecasted operating, royalty and capital cost assumptions used in the estimate of the proved reserves to historical results.

/s/ KPMG LLP

Chartered Professional Accountants
We have served as the Company's auditor since 2018.
Calgary, Canada
February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gran Tierra Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated financial statements of Gran Tierra Energy Inc. and subsidiaries (the "Company"), which comprise the consolidated statements of operations, shareholders' equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2017 financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. Further, we are required to be independent of the Company in accordance with the ethical requirements that are relevant to our audit of the financial statements in Canada and to fulfill our other ethical responsibilities in accordance with these requirements.

We conducted our audit in accordance with the standards of the PCAOB and Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Deloitte LLP

Chartered Professional Accountants
Calgary, Canada
February 27, 2018

We began serving as the Company's auditor in 2005. In 2018 we became the predecessor auditor.

Gran Tierra Energy Inc.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2019	2018	2017
OIL AND NATURAL GAS SALES (NOTE 9)	$570,983	$613,431	$421,734

EXPENSES
Operating	142,086	111,272	87,855
Workover	41,118	34,437	22,014
Transportation	20,400	28,993	25,107
Depletion, depreciation and accretion (Note 5)	225,033	197,867	131,335
Asset impairment (Note 5)	—	—	1,514
General and administrative	34,730	39,483	39,014
Severance	1,771	2,361	1,287
Equity tax	—	—	1,224
Foreign exchange loss	627	9,957	2,067
Financial instruments (gain) loss (Note 13)	(46,215)	12,296	15,929
Interest expense (Note 6)	43,268	27,364	13,882
TOTAL EXPENSES	462,818	464,030	341,228

OTHER LOSS (Notes 5, 6 and 10)	(12,886)	—	(44,385)
INTEREST INCOME	696	2,086	1,209
INCOME BEFORE INCOME TAXES	95,975	151,487	37,330

INCOME TAX EXPENSE
Current (Note 10)	17,058	43,903	24,322
Deferred (Note 10)	40,227	4,968	44,716
	57,285	48,871	69,038
NET AND COMPREHENSIVE INCOME (LOSS)	$38,690	$102,616	$(31,708)

NET INCOME (LOSS) PER SHARE
– BASIC	$0.10	$0.26	$(0.08)
– DILUTED	$0.10	$0.26	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 7)	376,495,306	390,930,453	396,683,593
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 7)	376,507,812	427,119,872	396,683,593

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$8,301	$51,040
Restricted cash and cash equivalents (Note 8)	516	1,269
Accounts receivable (Note 4)	36,291	26,177
Investment (Note 13)	94,741	32,724
Taxes receivable	135,838	78,259
Other current assets	15,001	13,056
Total Current Assets	290,688	202,525

Oil and Gas Properties (using the full cost method of accounting)
Proved	1,258,934	853,428
Unproved	310,809	456,598
Total Oil and Gas Properties	1,569,743	1,310,026
Other capital assets	7,650	2,751
Total Property, Plant and Equipment (Notes 5)	1,577,393	1,312,777

Other Long-Term Assets
Taxes receivable	25,869	—
Deferred tax assets (Note 10)	44,003	45,437
Investment (Note 13)	—	8,711
Other long-term assets	4,130	4,553
Goodwill	102,581	102,581
Total Other Long-Term Assets	176,583	161,282
Total Assets	$2,044,664	$1,676,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 11)	$195,513	$154,670
Derivatives (Note 13)	775	1,017
Taxes payable	—	4,149
Equity compensation award liability (Note 7 and 13)	3,053	9,544
Total Current Liabilities	199,341	169,380

Long-Term Liabilities
Long-term debt (Notes 6)	700,459	399,415
Deferred tax liabilities (Note 10)	59,762	23,419
Asset retirement obligation (Note 8)	43,419	43,676
Equity compensation award liability (Note 7 and 13)	4,806	8,139
Other long-term liabilities	4,267	2,805
Total Long-Term Liabilities	812,713	477,454

Commitments and Contingencies (Note 12)

Shareholders’ Equity
Common Stock (Note 7) (366,981,556 and 387,079,027 shares of Common Stock, par value $0.001 per share, issued and outstanding as at December 31, 2019 and December 31, 2018, respectively)	10,270	10,290
Additional paid in capital	1,282,627	1,318,048
Deficit	(260,287)	(298,588)
Total Shareholders’ Equity	1,032,610	1,029,750
Total Liabilities and Shareholders’ Equity	$2,044,664	$1,676,584
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income (loss)	$38,690	$102,616	$(31,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 5)	225,033	197,867	131,335
Asset impairment (Note 5)	—	—	1,514
Deferred tax expense (Note 10)	40,227	4,968	44,716
Stock-based compensation (Note 7)	1,430	8,299	9,775
Amortization of debt issuance costs (Note 6)	3,376	3,183	2,415
Non-cash lease expenses	1,806	—	—
Lease payments	(1,969)	—	—
Cash settlement of restricted share units	—	(360)	(564)
Unrealized foreign exchange loss	1,803	11,511	837
Financial instruments (gain) loss (Note 13)	(46,215)	12,296	15,929
Cash settlement of financial instruments	(3,273)	(33,931)	1,563
Cash settlement of asset retirement obligation (Note 8)	(870)	(519)	(1,336)
Loss on sale (Note 5)	—	—	44,385
Loss on redemption of Convertible Notes (Note 6)	11,501	—	—
Net change in assets and liabilities from operating activities (Note 14)	(93,874)	(21,421)	(29,217)
Net cash provided by operating activities	177,665	284,509	189,644

Investing Activities
Additions to property, plant and equipment (Note 5)	(379,314)	(347,093)	(251,041)
Property acquisitions (Note 5)	(77,772)	(53,200)	(34,410)
Net proceeds from sale of business units	—	—	32,968
Cash paid for investments	—	—	(11,000)
Changes in non-cash investing working capital	(7,851)	17,704	19,680
Net cash used in investing activities	(464,937)	(382,589)	(243,803)

Financing Activities
Proceeds from issuance of Senior Notes, net of issuance costs (Note 6)	289,271	288,131	—
Proceeds from bank debt, net of issuance costs	342,575	4,560	167,043
Repayment of debt	(349,219)	(153,000)	(110,000)
Proceeds from exercise of stock options	—	1,429	—
Repurchase of shares of Common Stock (Note 7)	(37,561)	(12,742)	(17,916)
Net cash provided by financing activities	245,066	128,378	39,127

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(1,027)	(2,668)	(1,557)

Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(43,233)	27,630	(16,589)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of year (Note 14)	54,308	26,678	43,267
Cash and cash equivalents and restricted cash and cash equivalents, end of year (Note 14)	$11,075	$54,308	$26,678

Supplemental cash flow disclosures (Note 14)
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Shareholders’ Equity
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2019	2018	2017
Share Capital
Balance, beginning of year	$10,290	$10,295	$10,303
Repurchase of Common Stock (Note 7)	(20)	(5)	(8)
Balance, end of year	10,270	10,290	10,295

Additional Paid in Capital
Balance, beginning of year	1,318,048	1,327,244	1,342,656
Exercise of stock options (Note 7)	—	1,429	—
Stock-based compensation (Note 7)	2,120	2,112	2,496
Repurchase of Common Stock (Note 7)	(37,541)	(12,737)	(17,908)
Balance, end of year	1,282,627	1,318,048	1,327,244

Deficit
Balance, beginning of year	(298,588)	(401,204)	(493,972)
Net income (loss)	38,690	102,616	(31,708)
Cumulative adjustment for accounting changes related to leases and tax reorganizations (Note 2)	(389)	—	124,476
Balance, end of year	(260,287)	(298,588)	(401,204)

Total Shareholders’ Equity	$1,032,610	$1,029,750	$936,335

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017
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

Investment in PetroTal Corp.

During December 2017, the Company acquired an investment in common shares of PetroTal Corp. ("PetroTal") in connection with the sale of its Peru business unit. At December 31, 2019, this investment represented approximately 37% of PetroTal's issued and outstanding common shares. The Company determined that it did not have a controlling financial interest in PetroTal, but could exert significant influence over PetroTal's operating and financial policies as a result of its ownership interest in PetroTal and the right to nominate two directors to PetroTal's board of directors. Accordingly, Gran Tierra accounted for its investment in the common shares of PetroTal as an equity method investment, but elected the fair value option for this investment to reflect the value that market participants would use to value the investment. The fair value of the investment in PetroTal's common shares is recorded in 'Investments' in the consolidated balance sheet, and the change in fair value is recorded in the consolidated statements of operations as financial instruments gains or losses.

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

Goodwill

Goodwill represents the excess of the aggregate of the consideration transferred over the net identifiable assets acquired and liabilities assumed. The Company assesses qualitative factors annually, or more frequently if necessary, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether it is necessary to perform the goodwill impairment test. The impairment test requires allocating goodwill and certain other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared with its net book value. An impairment loss is recognized if the estimated fair value of the reporting unit is less than its carrying amount, not exceeding the carrying amount of goodwill allocated to that reporting unit. Because quoted market prices are not available for the Company’s reporting unit, the fair value of the reporting unit is estimated based upon estimated future cash flows of the reporting unit. The goodwill relates entirely to Colombia. The Company performed step 1 test of goodwill impairment at December 31, 2019, and no impairment of goodwill was identified.

Convertible Notes

The Company accounted for its 5.00% Convertible Senior Notes due 2021 (the "Convertible Notes") as a liability in their entirety. The embedded features of the Convertible Notes were assessed for bifurcation from the Convertible Notes under the applicable provisions, including the basic conversion feature, the fundamental change make-whole provision and the put and call options. Based on the assessment, the Company concluded that these embedded features did not meet the criteria to be accounted for separately.

The Company incurred debt issuance costs in connection with the issuance of the Convertible Notes which we've presented as a direct deduction against the carrying amount of the Convertible Notes and were amortized to interest expense using the effective interest method.

As at December 31, 2019, there were no Convertible Notes outstanding and all debt issuance costs relating to the Convertible Notes were expensed in the period.

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

In 2017, revenue from the production of oil and natural gas was recognized when the customer took title and assumed the risks and rewards of ownership, prices were fixed or determinable, the sale was evidenced by a contract and collection of the revenue was reasonably assured.

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

Recently Issued Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses". This ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to support credit loss estimates. In December 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Losses, Derivatives and Hedging and Leases", which is codification improvement of ASU 2016-13. The ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company has adopted this ASU on January 1, 2020 and applied a current expected credit loss model that has resulted in no impact on Company's consolidated position, results of operation or cash flows.

3. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil in Colombia. The Company has one reportable segment based on geographic organization, Colombia. For the year ended December 31, 2019, the Ecuador business unit was not significant and was therefore included in the Colombia reportable segment. Prior to the sale of the Company's Brazil business unit effective June 30, 2017, and its Peru business unit effective December 18, 2017, Brazil and Peru were separate reportable segments. The "All Other" category represents the Company’s corporate activities, and the Brazil and Peru activities until the date of sale. The Company evaluates reportable segment performance based on income or loss before income taxes.

The following tables present comparative information on the Company’s reportable segment and other activities for the year ended December 31, 2017:

	Year Ended December 31, 2017
(Thousands of U.S. Dollars)	Colombia	All Other	Total
Oil and natural gas sales	$413,316	$8,418	$421,734
DD&A expenses	126,453	4,882	131,335
Asset impairment	—	1,514	1,514
General and administrative expenses	23,500	15,514	39,014
Interest expense	486	13,396	13,882
Loss on sale	—	(44,385)	(44,385)
Income (loss) before income taxes	111,829	(74,499)	37,330
Segment capital expenditures	242,636	8,405	251,041

4. Accounts Receivable

	As at December 31,
(Thousands of U.S. Dollars)	2019	2018
Trade	$24,890	$16,332
Other	11,401	9,845
	$36,291	$26,177

5. Property, Plant and Equipment

	As at December 31,
(Thousands of U.S. Dollars)	2019	2018
Oil and natural gas properties
Proved	$3,850,565	$3,226,811
Unproved	310,809	456,598
	4,161,374	3,683,409
Other(1)	26,287	19,549
	4,187,661	3,702,958
Accumulated depletion and depreciation	(2,610,268)	(2,390,181)
	$1,577,393	$1,312,777

(1) Included in other is right-of-use assets for operating and finance leases which totaled $5.7 million as at December 31, 2019 (December 31, 2018 - nil).

Depletion and depreciation expense on property, plant and equipment for the year ended December 31, 2019, was $220.8 million (year ended December 31, 2018 - $197.0 million; year ended December 31, 2017 - $126.8 million). A portion of depletion and depreciation expense was recorded as oil inventory in each year.

Asset impairment for the three years ended December 31, 2019, was as follows:

(Thousands of U.S. Dollars)	Year Ended December 31,
	2019	2018	2017
Impairment of oil and gas properties	$—	$—	$1,514

The Company follows the full cost method of accounting for its oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price during the 12 months period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the month price for each month within such period for that oil and natural gas. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of the Company's reserves. In accordance with GAAP, Gran Tierra used an average Brent price of $64.20 per bbl for the purposes of the December 31, 2019 ceiling test calculations (December 31, 2018 - $72.08; December 31, 2017 - $54.19).

2019 Acquisitions

On February 20, 2019, the Company acquired 36.2% working interest ("WI") in the Suroriente Block and a 100% WI of the Llanos-5 Block for cash consideration of $79.1 million and a promissory note of $1.5 million included in current accounts payable on the Company's consolidated balance sheet. The cost of the assets was allocated to proved properties using relative fair values. The entire consideration of $0.3 million for Llanos-5 was allocated to unproved properties.

(Thousands of U.S. Dollars)
Cost of asset acquisition:
Cash	$79,100
Promissory note	1,500
$80,600

Allocation of Consideration Paid:
Oil and gas properties
Proved	$52,530
Unproved	44,768
97,298
Net working capital (including cash acquired of $5.3 million)	(16,698)
$80,600

2018 Acquisitions

On October 1, 2018, the Company acquired the remaining 45% WI in the PUT-1 Block in the Putumayo Basin for cash consideration of $28.1 million, of which $15.2 million was allocated to proved properties.

On August 6, 2018, the Company acquired a WI in the VMM-2 Block in the Middle Magdalena Valley Basin for cash consideration of $17.0 million, of which $6.2 million was allocated to proved properties. On December 1, 2018, the Company acquired a further WI in the VMM-2 Block for cash consideration of $5.0 million, of which $1.6 million was allocated to proved properties. In total, the Company has acquired an 80% WI in the VMM-2 Block. The Company acquired the remaining 20% WI in the Block in 2019.

On June 20, 2018, the Company acquired the remaining WI in the Alea 1848-A and 1947-C Blocks in the Putumayo Basin for cash consideration of $3.1 million and was entirely recorded to unproved properties.

2017 Dispositions

In 2017 Gran Tierra completed the sale of its Peru and Brazil business units. The net book value of the Peru business unit was greater than proceeds received and resulted in a $34.1 million loss on sale while the net book value of the Brazil business unit was greater than proceeds received and resulted in a $10.2 million loss on sale. Both losses were included in Other Loss.

Unproved Oil and Natural Gas Properties

At December 31, 2019, unproved oil and natural gas properties consist of exploration lands held in Colombia and Ecuador. Unproved oil and natural gas properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration warrants whether or not future areas will be developed. The Company expects that approximately 100% of costs not subject to depletion at December 31, 2019, will be transferred to the depletable base within the next five years.

The following is a summary of Gran Tierra’s oil and natural gas properties not subject to depletion as at December 31, 2019:

	Costs Incurred in
(Thousands of U.S. Dollars)	2019	2018	2017	Prior to 2017	Total
Acquisition costs - Colombia	$21,773	$14,115	$10,700	$135,202	$181,790
Exploration costs - Colombia	56,454	34,349	12,209	22,799	125,811
Exploration costs - Ecuador	3,208	—	—	—	3,208
	$81,435	$48,464	$22,909	$158,001	$310,809

6. Debt and Debt Issuance Costs

The Company's debt at December 31, 2019 and 2018, was as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2019	2018
6.25% Senior Notes	$300,000	$300,000
7.75% Senior Notes	300,000	—
Convertible Notes (b)	—	115,000
Revolving credit facility (c)	118,000	—
Unamortized debt issuance costs	(21,081)	(15,585)
Long-term lease obligation(1)	3,540	—
Long-term debt	$700,459	$399,415

(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company's balance sheet and totaled $3.3 million as at December 31, 2019 (December 31, 2018 - nil).

Senior Notes

On May 20, 2019, the Company, issued $300.0 million of 7.75% Senior Notes due 2027 (the “7.75% Senior Notes”). The 7.75% Senior Notes are fully and unconditionally guaranteed by certain subsidiaries of the Company that guarantee its revolving credit facility. Net proceeds from the issue of the 7.75% Senior Notes were $289.3 million, after deducting the initial purchasers' discounts and commission and the offering expenses payable by the Company.

The 7.75% Senior Notes bear interest at a rate of 7.75% per year, payable semi-annually in arrears on May 23 and November 23 of each year, beginning on November 23, 2019. The 7.75% Senior Notes will mature on May 23, 2027, unless earlier redeemed or repurchased.

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

On February 15, 2018, Gran Tierra Energy International Holdings Ltd. ("GTEIH"), an indirect, wholly-owned subsidiary of the Company, issued $300.0 million of 6.25% Senior Notes due 2025 (the “6.25% Senior Notes” and, together with the 7.75% Senior Notes, the “Senior Notes”). The 6.25% Senior Notes are fully and unconditionally guaranteed by the Company and certain subsidiaries of the Company that guarantee its revolving credit facility. Net proceeds from the sale of the 6.25% Senior Notes were $288.1 million, after deducting the initial purchasers' discounts and commission and the offering expenses payable by the Company.

The 6.25% Senior Notes bear interest at a rate of 6.25% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The 6.25% Senior Notes will mature on February 15, 2025, unless earlier redeemed or repurchased.

Before February 15, 2022, GTEIH may, at its option, redeem all or a portion of the 6.25% Senior Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, the Company may redeem all or a portion of the 6.25% Senior Notes plus accrued and unpaid interest applicable to the date of the redemption at the following redemption prices: 2022 - 103.125%; 2023 - 101.563%; 2024 and thereafter - 100%.

Convertible Notes

During the year, the Company purchased and canceled $114,999,000 aggregate principal amount of Convertible Notes, including $114,997,000 aggregate principal amount purchased and canceled pursuant to an offer to purchase for cash all outstanding Convertible Notes, at a purchase price of $1,075 in cash per $1,000 principal amount of Convertible Notes plus $1.6 million of accrued and unpaid interest outstanding on such Convertible Notes up to, but not excluding the date of purchase. The Company recorded $11.5 million loss on redemption including the premium paid, transaction costs and the expensing of unamortized deferred financing fees of $2.3 million. At December 31, 2019, the Company had no Convertible Notes outstanding.

Credit Facility

At December 31, 2019, the Company had a revolving credit facility with a syndicate of lenders with a borrowing base of $300.0 million. Availability under the revolving credit facility is determined by the reserves-based borrowing base determined by the lenders. On November 10, 2019, the borrowing base of $300.0 million was reaffirmed and, among other things, the maturity date of the borrowing under the revolving credit facility was extended from November 10, 2021 to November 10, 2022. The next re-determination of the borrowing base is due to occur no later than May 2020.

Amounts drawn down under the revolving credit facility bear interest, at the Company's option, at the USD LIBOR rate plus a margin ranging from 1.65% to 3.65% (December 31, 2018 - 1.65% to 3.65%), or an alternate base rate plus a margin ranging from 0.65% to 2.65% (December 31, 2018 - 0.65% to 2.65%), in each case based on the borrowing base utilization percentage. The alternate base rate is currently the U.S. prime rate. Undrawn amounts under the revolving credit facility bear interest from 0.41% to 0.91% (December 31, 2018 - 0.41% to 0.91%) per annum, based on the average daily amount of unused commitments.

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

d) Interest expense

The following table presents total interest expense recognized in the accompanying consolidated statements of operations:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	2017
Contractual interest and other financing expenses	$39,892	$24,181	$11,467
Amortization of debt issuance costs	3,376	3,183	2,415
	$43,268	$27,364	$13,882

The Company incurred debt issuance costs in connection with the issuance of the Senior Notes, Convertible Notes and its revolving credit facility. As at December 31, 2019, the balance of unamortized debt issuance costs has been presented as a direct deduction against the carrying amount of debt and is being amortized to interest expense using the effective interest method over the term of the debt.

7. Share Capital

	Shares of Common Stock	Exchangeable Shares of Gran Tierra Exchangeco Inc.	Exchangeable Shares of Gran Tierra Goldstrike Inc.
Balance, December 31, 2016	390,807,194	4,812,592	3,387,302
Shares repurchased and canceled	(7,704,381)	—	—
Exchange of exchangeable shares	2,088,229	(389,816)	(1,698,413)
Balance, December 31, 2017	385,191,042	4,422,776	1,688,889
Options exercised	549,189	—	—
Shares repurchased and canceled	(4,772,869)	—
Exchange of exchangeable shares	6,111,665	(4,422,776)	(1,688,889)
Balance, December 31, 2018	387,079,027	—	—
Shares repurchased and canceled	(20,097,471)	—	—
Balance, December 31, 2019	366,981,556	—	—

The Company’s authorized share capital consists of 595,000,000 shares of capital stock, of which 570,000,000 was designated as Common Stock, par value $0.001 per share and 25,000,000 as Preferred Stock, par value $0.001 per share.

On July 5, 2018, Gran Tierra Exchangeco Inc., a wholly-owned subsidiary of the Company, redeemed all of its outstanding exchangeable shares which were acquired for purchase consideration of one share of Gran Tierra common stock for each exchangeable share. On July 9, 2018, the Company retired and canceled one share of Special A Voting Stock and one share of Special B Voting Stock, which held voting rights in connection with those exchangeable shares. As a result, no shares of Special A Voting Stock and Special B Voting Stock remain outstanding.

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

Share Repurchase Program

In 2019, the Company implemented a share repurchase program (the “2019 program”) through the facilities of the Toronto Stock Exchange ("TSX") and eligible alternative trading platforms in Canada. Under the 2019 program, the Company is able to purchase at prevailing market prices up to 19,353,951 shares of Common Stock, representing approximately 5% of the issued and outstanding shares of Common Stock as of March 1, 2019. The 2019 program was scheduled to expire on March 12, 2020, or earlier if the 5% share maximum is reached. The 2019 program expired when the 5% share maximum was reached in September 2019.The weighted average price per share under the 2019 program was $1.85 per share. All shares purchased were canceled subsequent to the repurchase.

During the year ended December 31, 2019, the Company repurchased 20,097,471 shares of Common Stock at a weighted average price of $1.87 per share. Of the shares repurchased, 743,520 shares at a weighted average price of $2.34 per share were repurchased under 2018 share purchase program implemented in 2018 with similar terms to that of the 2019 program.

Equity Compensation Awards

The Company has an equity compensation program in place for its executives, employees and directors. Executives and employees are given equity compensation grants that vest based on a recipient's continued employment and in the case of Performance Share Units (“PSUs”), the number of units that vest is dependent upon the achievement of certain key performance measures. Equity settled awards consist 80% of PSUs and 20% of stock options. The Company’s stocked based compensation awards outstanding as at December 31, 2019, include PSUs, deferred share units (“DSUs”), and stock options.

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

The following table provides information about PSU, DSU and stock option activity for the year ended December 31, 2019:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price /Stock Option ($)
Balance, December 31, 2018	9,004,661	684,893	9,034,412	$3.18
Granted	6,355,214	567,101	2,943,990	2.04
Exercised	(2,725,877)	—	—	—
Forfeited	(1,262,631)	—	(1,213,170)	3.61
Expired	—	—	(152,360)	5.27
Balance, December 31, 2019	11,371,367	1,251,994	10,612,872	$2.78
Vested and exercisable, at December 31, 2019			6,469,699	$3.14
Vested, or expected to vest, at December 31, 2019 through the life of the options			10,445,530	$2.79

Stock-based compensation expense for the year ended December 31, 2019, was $1.4 million (December 31, 2018 - $8.3 million; December 31, 2017 - $9.8 million) and was primarily recorded in G&A expenses.

At December 31, 2019, there was $6.7 million (December 31, 2018 - $9.2 million) of unrecognized compensation cost related to unvested PSUs and stock options which is expected to be recognized over a weighted average period of 1.7 years. The weighted-average remaining contractual term of options vested, or expected to vest, at December 31, 2019 was 2.3 years.

PSUs

PSUs entitle the holder to receive, at the option of the Company, either the underlying number of shares of the Company's Common Stock upon vesting of such units or a cash payment equal to the value of the underlying shares. PSUs will cliff vest after three years, subject to the continued employment of the grantee. Upon vesting, the underlying number of Common Shares or the cash payment equivalent to their value may range from zero to 200% of the number of PSU's vested, based on the Company’s performance with respect to the applicable performance targets. As at December 31, 2019, 2.4 million (December 31, 2018 - 2.7 million) of PSU's had vested and will be settled in cash. The performance targets for the PSUs outstanding as at December 31, 2019, were as follows:

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

DSUs

DSUs entitle the holder to receive, either the underlying number of shares of the Company's Common Stock upon vesting of such units or, at the option of the Company, a cash payment equal to the value of the underlying shares. Once a DSU is vested, it is immediately settled. During the year ended December 31, 2019, DSUs were granted to directors and will vest 100% at such time the grantee ceases to be a member of the Board of Directors. The Company currently intends to settle the DSUs in cash.

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

For the year ended December 31, 2019, no stock options were exercised and no cash proceeds were received (2018 – 549,189 options exercised and shares issued; 2017 – no options exercised and no shares issued).

At December 31, 2019, the weighted average remaining contractual term of outstanding stock options was 2.3 years, (exercisable stock options - 1.3 years).

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2019	2018	2017
Dividend yield (per share)	Nil	Nil	Nil
Volatility	48% to 54%	51% to 55%	51% to 53%
Weighted average volatility	51%	54%	52%
Risk-free interest rate	1.49% to 2.54%	2.18% to 3.00%	1.75% to 2.10%
Expected term	4-5 years	4-5 years	4-5 years

The weighted average grant date fair value for options granted in the year ended December 31, 2019, was $0.89 (2018 - $1.15; 2017 - $1.11). The weighted average grant date fair value for options vested in the year ended December 31, 2019, was $1.10 (2018 - $1.23; 2017 - $1.31). The total fair value of stock options vested during year ended December 31, 2019, was $1.9 million (2018 - $2.8 million; 2017 - $2.5 million).

Weighted Average Shares Outstanding

	Year Ended December 31,
	2019	2018	2017
Weighted Average number of common and exchangeable shares outstanding	376,495,306	390,930,453	396,683,593
Shares issuable pursuant to stock options	87,204	4,207,542	—
Shares assumed to be purchased from proceeds of stock options	(74,698)	(3,832,516)	—
Shares issuable on conversion of Convertible Notes	—	35,814,393	—
Weighted average number of diluted common and exchange shares outstanding	376,507,812	427,119,872	396,683,593

For the year ended December 31, 2019, 9,465,737 options, on a weighted average basis, (2018 - 5,354,545 options; 2017 - 9,681,304 options) were excluded from the diluted loss per share calculation as the options were anti-dilutive.

8. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018
Balance, beginning of year	$43,799	$31,564
Liability incurred	7,034	6,985
Settlements	(846)	(600)
Accretion	3,436	2,772
Revisions in estimated liability	(10,004)	2,351
Liabilities assumed in acquisitions	—	727
Balance, end of year	$43,419	$43,799

Asset retirement obligation - current	$—	$123
Asset retirement obligation - long-term	43,419	43,676
Balance, end of year	$43,419	$43,799

Revisions in estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling asset retirement obligations. At December 31, 2019, the fair value of assets that were legally restricted for purposes of settling asset retirement obligations was $2.8 million (December 31, 2018 - $2.7 million). These assets were accounted for as restricted cash and cash equivalents on the Company's balance sheet.

9. Revenue

Most of the Company's revenue is generated from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, and quality and transportation discounts each month. For the year ended December 31, 2019, 100% (year ended December 31, 2018 - 100%, year-end December 31, 2017 - 99%) of the Company's revenue resulted from oil sales and quality and transportation discounts were 16% (year ended December 31, 2018 - 18%, year ended December 31, 2017 - 21%) of the ICE Brent price. During the year ended December 31, 2019, the Company's production was sold primarily to three major customers in Colombia (year ended December 31, 2018 - two, year-end December 31, 2017 - three).

As at December 31, 2019, accounts receivable included $0.1 million of accrued sales revenue related to December 2019 production (As at December 31, 2018, $4.2 million related to December 2018 production).

10. Taxes

The income tax expense reported differs from the amount computed by applying the statutory rate to loss before income taxes for the following reasons:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018	2017
Income (loss) before income taxes
United States	$(27,984)	$(14,610)	$(51,215)
Foreign	123,959	166,097	88,545
	95,975	151,487	37,330
Statutory rate (1)	33%	37%	35%
Income tax expense expected	31,672	56,050	13,066
Impact of foreign taxes	9,387	7,011	12,310
Foreign currency translation	11,527	10,336	(118)
Other local taxes	504	524	1,056
Stock-based compensation	430	324	2,001
Change in valuation allowance	3,429	(21,954)	52,269
Non-deductible third party royalty in Colombia	2,240	3,194	3,194
Other permanent differences	(1,904)	(6,614)	(14,740)
Total income tax expense	$57,285	$48,871	$69,038

Effective tax rate	60%	32%	185%

Current income tax expense
United States	$—	$—	$3,457
Foreign	17,058	43,903	20,865
	17,058	43,903	24,322
Deferred income tax expense
Foreign	40,227	4,968	44,716
Total income tax expense	$57,285	$48,871	$69,038
(1) The tax rate in 2019 and 2018 is the statutory rate in Colombia. The tax rate in 2017 is the statutory rate in the U.S.

In general, it is the Company's practice and intention to reinvest the earnings of our non-U.S. subsidiaries in such subsidiaries' operations. As of December 31, 2019, the Company has not made a provision for U.S. or additional foreign withholding taxes on the investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances.

In the fourth quarter of 2019, the Colombia government enacted a new tax reform to replace the 2018 tax reform, which was overturned by the Colombian Constitutional Court. This new tax reform maintains the same corporate tax rates that were approved by Congress in 2018. The enacted corporate tax rates are 32% for 2020, 31% for 2021 and 30% for 2022 and onwards. The tax rates applied to the calculation of deferred income taxes, before valuation allowances, have been adjusted to reflect these changes.

	As at December 31,
(Thousands of U.S. Dollars)	2019	2018
Deferred tax assets
Tax benefit of operating loss carryforwards	$73,096	$51,042
Tax basis in excess of book basis	544	8,854
Foreign tax credits and other accruals	76,720	79,820
Tax benefit of capital loss carryforwards	22,710	32,737
Deferred tax assets before valuation allowance	173,070	172,453
Valuation allowance	(129,067)	(127,016)
	44,003	45,437
Deferred tax liabilities	59,762	23,419
Net deferred tax (liabilities) assets	$(15,759)	$22,018

At December 31, 2019, the Company has not recognized the benefit of unused non-capital loss carryforwards of $50.5 million (2018 - $22.7 million) for federal purposes in the United States, which expire from 2029 to 2039.

At December 31, 2019, the Company has not recognized the benefit of unused non-capital loss carryforwards of $31.5 million
(2018 - $27.1 million) for federal and provincial purposes in Canada, which expire from 2025 to 2039. The Company has not recognized the benefit of capital loss carry forwards of $197.5 million (2018 - $242.4 million) for federal and provincial purposes in Canada which can be carried forward indefinitely.

At December 31, 2019, the Company has recognized the benefit of unused non-capital loss carryforwards of $140.5 million (2018 - $99.0 million), out of a total of $159.2 million and tax credits of $1.5 million (2018 - $2.2 million), out of a total of $3.3 million, for federal purposes in Colombia. As a result of the 2016 Colombian Tax Reform, Colombian losses can be carryforward for a period of 12 years, and not indefinitely as under the previous tax regime. There is a grandfathering rule for losses incurred prior to 2017, which may continue to be carried forward indefinitely. $75.4 million of the Colombian losses can be carried forward indefinitely and $83.8 million are entitled to a carryforward period of 12 years.

As at December 31, 2019 and 2018, Gran Tierra had no unrecognized tax benefits and related interest and penalties included in its deferred and current tax liabilities in the consolidated balance sheet. The Company does not anticipate any material changes with respect to unrecognized tax benefit within the next twelve months. The Company had no other significant interest or penalties related to taxes included in the consolidated statement of operations for the quarter ended December 31, 2019. The Company and its subsidiaries file income tax returns in the U.S. and certain other foreign jurisdictions. The Company is subject to income tax examinations for the tax years ended 2011 through 2019 in certain jurisdictions.

In the fourth quarter of 2019, $1.4 million of value added tax receivable was written-off mainly as a result of internal restructuring of our Colombian entities in order to drive efficiency and reduce costs.

11. Accounts Payable and Accrued Liabilities

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018
Trade	$151,747	$123,905
Royalties	5,758	3,550
Employee compensation	6,861	8,195
Other	31,147	19,020
	$195,513	$154,670

12. Commitments and Contingencies

Purchase Obligations, Firm Agreements and Leases

As at December 31, 2019, future minimum payments under non-cancelable agreements with remaining terms in excess of one year were as follows:

	Year ending December 31
	Total	2020	2021	2022	2023	2024	Thereafter
(Thousands of U.S. Dollars)
Oil transportation services	$3,211	$3,211	$—	$—	$—	$—	$—
Drilling, completions and seismic	21,409	7,602	7,580	6,089	19	20	99
Operating leases (1)	5,679	2,708	1,694	1,277	—	—	—
Finance leases (1)	6,232	2,760	3,192	84	84	84	28
	$36,531	$16,281	$12,466	$7,450	$103	$104	$127

(1) including maintenance and operating costs

Gran Tierra has operating leases for office spaces and finance leases for water flood facilities and storage tanks and commitments relating to compressors, vehicles, equipment and housing.

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

Letters of Credit

At December 31, 2019, the Company had provided letters of credit and other credit support totaling $120.6 million (December 31, 2018 - $76.7 million) as security relating to work commitment guarantees contained in exploration contracts in Colombia and Ecuador and other capital or operating requirements.

Contingencies

Gran Tierra has a number of lawsuits and claims pending including a dispute with the ANH relating to the calculation of HPR royalties. Although the outcome of these other lawsuits and disputes cannot be predicted with certainty, Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Gran Tierra records costs as they are incurred or become probable and determinable.

13. Financial Instruments, Fair Value Measurement, Credit Risk and Foreign Exchange Risk

Financial Instruments

At December 31, 2019, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investment, derivatives, accounts payable and accrued liabilities, long-term debt, current and long-term equity compensation reward liability and other long-term liabilities.

Fair Value Measurement

The fair value of investment, derivatives and PSU liabilities are being remeasured at the estimated fair value at the end of each reporting period.

The fair value of the Company's investment in PetroTal was estimated to be $94.7 million as at December 31, 2019 based on the closing stock price of PetroTal of $0.38 or $0.50 CAD per share as at December 31, 2019 ( December 31, 2018 - $0.17 or $0.24 CAD per share).

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

The fair value of investments, derivatives, PSU and DSU liabilities at December 31, 2019, and December 31, 2018 were as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2019	2018
Investment - current and long-term assets	$94,741	$41,435
	$94,741	$41,435

Derivative liability	$775	$1,017
PSU and DSU liability	7,859	17,683
	$8,634	$18,700

The following table presents gains or losses on financial instruments recognized in the accompanying consolidated statements of operations:

(Thousands of U.S. Dollars)	Year Ended December 31,
	2019	2018	2017
Commodity price derivative loss	$3,642	$13,972	$17,327
Foreign currency derivative loss (gain)	27	(890)	(1,287)
Investment gain	(49,884)	(786)	(111)
	$(46,215)	$12,296	$15,929

These gains or losses are presented as financial instruments gains or losses in the consolidated statements of operations and cash flows.

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

Financial instruments not recorded at fair value at December 31, 2019 include the Senior Notes and the Revolving Credit Facility (Note 6). At December 31, 2019, the carrying amounts of the 6.25% Senior Notes and 7.75% Senior Notes were $290.7 million and $289.9 million, respectively, which represents the aggregate principal amount less unamortized debt issuance costs, and the fair values were $272.8 million and $279.1 million. The fair value of the Revolving Credit Facility approximates its carrying value. The fair value of the Senior Notes is determined based on quoted market prices considered Level 1 inputs. The fair value of the Revolving Credit Facility is estimated based on the amount the Company would have to pay a third party to assume the debt, including the credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company's default or repayment risk. The credit spread (premium or discount) is determined by comparing the debt to new issuances (secured or unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of the Revolving Credit Facility was estimated using level 2 inputs.

The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

At December 31, 2019, the fair value of current portion of the investment and DSU liability was determined using Level 1 inputs and the fair value of derivatives and PSUs was determined using Level 2 inputs. The fair value of the long-term portion of the investment restricted by escrow conditions was previously determined using Level 3 inputs. The table below presents a roll-forward of the long-term portion of the investment:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2019	2018
Opening balance	$8,711	$19,147
Transfer from long-term (Level 3) to current (Level 1)	(11,881)	(10,522)
Unrealized gain on valuation	2,604	846
Unrealized gain (loss) on foreign exchange	566	(760)
Closing balance	$—	$8,711

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

Commodity Price Risk

The Company may at time utilize commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. As at December 31, 2019, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Collars: January 1, to June 30, 2020	6,000	ICE Brent	55.00	69.05	n/a

Foreign Exchange Risk

The Company is exposed to foreign exchange risk in relation to its Colombian operations predominantly in operating costs, general and administrative costs and transportation costs. To mitigate exposure to fluctuations in foreign exchange, the Company may enter into foreign exchange derivatives. As at December 31, 2019 and subsequent to, the Company had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: January 1, to December 31, 2020	134,500	40,994	COP	3,305	3,423
(1) At December 31, 2019 foreign exchange rate.

Unrealized foreign exchange gains and losses primarily result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s current and deferred tax liabilities, which are monetary liabilities mainly denominated in the local currency of the Colombian operations. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in the Colombian peso against the U.S. dollar results in foreign exchange gain, estimated at approximately

$6,000 for each one peso decrease in the exchange rate of the Colombian peso to one U.S. dollar. This effect was calculated based on the Company's December 31, 2019, deferred tax balances.

For the year ended December 31, 2019, 100% (December 31, 2018 - 100%, December 31, 2017 - 98%) of the Company's oil and natural gas sales were generated in Colombia. In Colombia, the Company receives 100% of its revenues in U.S. dollars and the majority of its capital expenditures are in U.S. dollars or are based on U.S. dollar prices.

Credit Risk

Credit risk arises from the potential that the Company may incur a loss if counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The carrying value of cash and cash equivalents, restricted cash and accounts receivable reflects management’s assessment of credit risk.

At December 31, 2019, cash and cash equivalents and restricted cash included balances in bank accounts, term deposits and certificates of deposit, placed with financial institutions with investment grade credit ratings.

Most of the Company’s accounts receivable relate to uncollateralized sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. For the year ended December 31, 2019, the Company had three customers which were over 10% of sales.

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

14. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company's consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(Thousands of U.S. Dollars)	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$8,301	$51,040	$12,326
Restricted cash and cash equivalents - current	516	1,269	11,787
Restricted cash and cash equivalents - long-term(1)	2,258	1,999	2,565
	$11,075	$54,308	$26,678

(1) The long-term portion of restricted cash is included in other long-term assets on the Company's balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Year Ended December 31,
	2019	2018	2017
Accounts receivable and other long-term assets	$(5,680)	$17,674	$(2,494)
Derivatives	(638)	1,017	—
Inventory	(3,179)	(2,127)	(78)
Other prepaids	583	547	2,674
Accounts payable and accrued and other long-term liabilities	(1,367)	9,034	15,617
Prepaid tax and taxes receivable and payable	(83,593)	(47,566)	(44,936)
Net changes in assets and liabilities from operating activities	$(93,874)	$(21,421)	$(29,217)

The following table provides additional supplemental cash flow disclosures:

	Year Ended December 31,
	2019	2018	2017
Cash paid for income taxes	$49,196	$46,277	$54,505
Cash paid for interest	$37,767	$16,038	$9,684

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of year	$77,353	$85,204	$76,352

The year ended December 31, 2017, included non-cash share consideration received in connection with the Company's disposition of its Peru Business unit.

Supplementary Data (Unaudited)

1) Oil and Gas Producing Activities

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 932, “Extractive Activities—Oil and Gas”, and regulations of the U.S. Securities and Exchange Commission (SEC), the Company is making certain supplemental disclosures about its oil and gas exploration and production operations.

A. Estimated Proved NAR Reserves

The following table sets forth Gran Tierra's estimated proved NAR reserves and total net proved developed and undeveloped reserves as of December 31, 2016, 2017, 2018 and 2019, and the changes in total net proved reserves during the three-year period ended December 31, 2019.

The net proved reserves represent management’s best estimate of proved oil and natural gas reserves after royalties. Reserve estimates for each property are prepared internally each year and 100% of the reserves at December 31, 2019, have been evaluated by independent qualified reserves consultants, McDaniel & Associates Consultants Ltd.

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

	Colombia
	Liquids (1)	Gas
	(Mbbl)	(MMcf)
Proved NAR Reserves, December 31, 2016	45,878	1,595
Purchases of reserves in place	2,041	—
Extensions	9,543	—
Improved recoveries	2,461	—
Technical revisions	7,627	1,077
Discoveries	873	—
Production	(9,469)	(588)
Proved NAR Reserves, Decemberﾠ 31, 2017	58,954	2,084
Purchases of reserves in place	1,871	—
Extensions	6,357	—
Technical revisions	(3,502)	307
Discoveries	811	—
Production	(10,569)	(209)
Proved NAR Reserves, December ﾠ31, 2018	53,922	2,182
Purchases of reserves in place	4,495	—
Extensions	6,106	—
Technical revisions	13,336	73
Production	(10,530)	(361)
Proved NAR Reserves, Decemberﾠ 31, 2019	67,329	1,894

Proved Developed Reserves NAR, December 31, 2017	39,487	1,431
Proved Developed Reserves NAR, December 31, 2018	36,805	1,253
Proved Developed Reserves NAR, December 31, 2019	36,465	1,008

Proved Undeveloped Reserves NAR, December 31, 2017	19,467	653
Proved Undeveloped Reserves NAR, December 31, 2018	17,117	929
Proved Undeveloped Reserves NAR, December 31, 2019	30,864	886

(1) At December 31, 2019, 2018, 2017 and 2016, liquids reserves are 100% oil.

Changes in proved reserves during the year ended December 31, 2019 shown in the table above primarily resulted from the following significant factors:

Acquisitions. During the year ended December 31, 2019, we added 4.5 MMBOE of proved reserves as a result of the acquisition of 36.2% WI in the Suroriente Block and 20.0% WI in the VMM-2 Block.

Extensions. Extensions added 6.1 MMBOE of 2019 proved reserves during the year ended December 31, 2019 and were attributed to extensions in the Acordionero and Costayaco Fields.

Technical Revisions. During the year ended December 31, 2019, we added 13.3 MMBOE to proved reserves which primarily relate to positive technical revisions, based on performance and waterflood response, in the Acordionero, Costayaco, Moqueta and Cohembi fields.

B. Capitalized Costs

Capitalized costs for Gran Tierra's oil and gas producing activities consisted of the following at the end of each of the years in the two-year period ended December 31, 2019:

(Thousands of U.S. Dollars)	Proved Properties	Unproved Properties	Accumulated Depletion, Depreciation and Impairment	Net Capitalized Costs
Balance, December 31, 2019	$3,850,565	$310,809	$(2,591,631)	$1,569,743

Balance, December 31, 2018	$3,226,811	$456,598	$(2,373,383)	$1,310,026

C. Costs Incurred

The following table presents costs incurred for Gran Tierra's oil and gas property acquisitions and exploration and development for the respective years:

(Thousands of U.S. Dollars)	Colombia	Brazil	Peru	Total
Year Ended December 31, 2017
Property acquisition costs
Proved	28,405	1,565	—	29,970
Unproved	8,649	—	4,314	12,963
Exploration costs	64,003	—	—	64,003
Development costs	171,498	—	—	171,498
Year Ended December 31, 2018
Property acquisition costs
Proved	22,213	—	—	22,213
Unproved	29,999	—	—	29,999
Exploration costs	62,997	—	—	62,997
Development costs	283,120	—	—	283,120
Year Ended December 31, 2019
Property acquisition costs
Proved	53,650	—	—	53,650
Unproved	48,648	—	—	48,648
Exploration costs	97,486	—	—	97,486
Development costs	281,151	—	—	281,151

D. Results of Operations for Oil and Gas Producing Activities

(Thousands of U.S. Dollars)	Colombia
December 31, 2019
Oil and natural gas sales	$570,983
Production costs	(203,604)
Exploration expenses	—
DD&A expenses	(224,045)
Asset Impairment	—
Income tax expense	(53,989)
Results of Operations	$89,345

December 31, 2018
Oil and natural gas sales	$613,431
Production costs	(174,702)
Exploration expenses	—
DD&A expenses	(195,958)
Asset Impairment	—
Income tax expense	(45,293)
Results of Operations	$197,478

December 31, 2017
Oil and natural gas sales	$413,316
Production costs	(132,829)
Exploration expenses	—
DD&A expenses	(126,453)
Asset Impairment	—
Income tax expense	(64,000)
Results of Operations	$90,034

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

Colombia
Twelve month period unweighted arithmetic average of the wellhead price as of the first day of each month within the twelve month period
2019	$54.05
2018	$61.16
2017	$43.00
Weighted average production costs
2019	$18.67
2018	$18.18
2017	$15.73

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

The Company believes this information does not in any way reflect the current economic value of its oil and gas producing properties or the present value of their estimated future cash flows as:

•	no economic value is attributed to probable and possible reserves;

•	use of a 10% discount rate is arbitrary; and

•	prices change constantly from the twelve-month period unweighted arithmetic average of the price as of the first day of each month within that twelve-month period.

The standardized measure of discounted future net cash flows from Gran Tierra's estimated proved oil and gas reserves is as follows:

(Thousands of U.S. Dollars)	Colombia
December 31, 2019
Future cash inflows	$3,711,517
Future production costs	(1,429,689)
Future development costs	(351,750)
Future asset retirement obligations	(46,922)
Future income tax expense	(288,088)
Future net cash flows	1,595,068
10% discount	(406,872)
Standardized Measure of Discounted Future Net Cash Flows	$1,188,196

December 31, 2018
Future cash inflows	$3,351,768
Future production costs	(1,225,259)
Future development costs	(261,563)
Future asset retirement obligations	(45,045)
Future income tax expense	(326,856)
Future net cash flows	1,493,045
10% discount	(298,585)
Standardized Measure of Discounted Future Net Cash Flows	$1,194,460

December 31, 2017
Future cash inflows	$2,570,551
Future production costs	(1,082,651)
Future development costs	(212,712)
Future asset retirement obligations	(33,796)
Future income tax expense	(146,652)
Future net cash flows	1,094,740
10% discount	(246,692)
Standardized Measure of Discounted Future Net Cash Flows	$848,048

Changes in the Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes changes in the standardized measure of discounted future net cash flows for Gran Tierra's proved oil and gas reserves during three years ended December 31, 2019:

(Thousands of U.S. Dollars)	2019	2018	2017
Balance, beginning of year	$1,194,460	$848,048	$452,705
Sales and transfers of oil and gas produced, net of production costs	(595,872)	(368,097)	(193,197)
Net changes in prices and production costs related to future production	(387,603)	858,889	(372,138)
Extensions, discoveries and improved recovery, less related costs	200,486	159,529	193,672
Previously estimated development costs incurred during the year	155,287	110,221	71,816
Revisions of previous quantity estimates	731,352	(248,735)	1,128,440
Accretion of discount	119,446	84,804	(120,231)
Purchases of reserves in place	98,244	18,814	7,416
Sales of reserves in place	—	—	(32,847)
Net change in income taxes	(92,527)	(170,854)	(112,838)
Changes in future development costs	(235,077)	(98,159)	(174,750)
Net (decrease) increase	(6,264)	346,412	395,343
Balance, end of year	$1,188,196	$1,194,460	$848,048

2) Summarized Quarterly Financial Information

	Three Months Ended				Year Ended
(Thousands of U.S. Dollars, Except Per Share Amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019
Oil and natural gas sales	$152,565	$157,993	$132,491	$127,934	$570,983

Net income (loss)	$1,979	$38,540	$(28,833)	$27,004	$38,690

Net income (loss) per share
Basic	$0.01	$0.10	$(0.08)	$0.07	$0.10
Diluted	$0.01	$0.10	$(0.08)	$0.07	$0.10

	Three Months Ended				Year Ended
(Thousands of U.S. Dollars, Except Per Share Amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Oil and natural gas sales	$138,228	$163,446	$175,118	$136,639	$613,431

Net income (loss)	17,861	20,300	75,295	(10,840)	102,616

Net income (loss) per share
Basic	$0.05	$0.05	$0.19	$(0.03)	$0.26
Diluted	$0.05	$0.05	$0.18	$(0.03)	$0.26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(b) of the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of December 31, 2019, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, which audited our financial statements included in this Annual Report on Form 10-K as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gran Tierra Energy Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Gran Tierra Energy Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Chartered Professional Accountants
Calgary, Canada
February 26, 2020

Item 9B. Other Information

The Board of Directors of Gran Tierra Energy Inc. has established May 6, 2020 as the date of the Company’s 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”) and March 10, 2020 as the record date for determining stockholders entitled to notice of, and to vote at, the 2020 Annual Meeting. The time and location of the 2020 Annual Meeting will be as set forth in the Company’s proxy materials for the 2020 Annual Meeting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC within 120 days after December 31, 2019. For information with respect to our executive officers, see “Information About Our Executive Officers” at the end of Part I of this report, following Item 4. “Mine Safety Disclosure.”

The information required regarding Section 16(a) beneficial ownership reporting compliance, if applicable, is incorporated by reference from the information contained in the section entitled “Delinquent Section 16(a) Reports” in our Proxy Statement.

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

The following table provides certain information with respect to securities authorized for issuance under Gran Tierra’s equity compensation plans in effect as of the end of December 31, 2019:

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options (1)	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(2)
Equity compensation plans approved by security holders	10,612,872	2.78	15,078,864
Equity compensation plans not approved by security holders	—	—	—
	10,612,872	2.78	15,078.864

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

(2) In accordance with Item 201(d) of Regulation S-K, the figure in this column represents the total number of shares of our common stock remaining available for issuance under the Plan as of December 31, 2019, minus the awards reported in column (a), above. Note, pursuant to the terms of the Plan, the pool of shares available for grant thereunder is not actually reduced until an award is settled in shares of our common stock (as opposed to reducing the pool at the time of grant). At December 31, 2019, 12,623,361 shares were issued and outstanding relating to PSUs and DSUs and, after application of the fungible factor of 1.55, these outstanding awards would represent a 19,566,210 reduction to the securities remaining available for future issuance under the Plan if such awards were to be equity settled. Consistent with accounting treatment that reflects management's intent to cash settle, these amounts are not included in the above table as a reduction in the securities remaining available for future issuance.   Pursuant to the provisions of the Plan, the number of securities remaining available for issuance is reduced by the aggregate balance of (i) stock options exercised and outstanding at a fungible factor of 1.0 shares and (ii) unit based awards at a fungible factor of 1.55 shares for each share of our common stock issued pursuant to any equity settled awards granted under the Plan. Accordingly, the number of shares available for future awards under the Plan may be different than the amount shown in this column.

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
Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.6	First Supplemental Indenture related to 6.25% Senior Notes due 2025, dated as of July 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019 (SEC File No. 001-34018).

4.7	Form of 6.25% Senior Notes due 2025.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.8	Indenture related to the 7.750% Senior Notes due 2027, dated as of May 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 (SEC File No. 001-34018).

4.9	First Supplemental Indenture related to 7.750% Senior Notes due 2027, dated as of July 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019 (SEC File No. 001-34018).

4.10	Form of 7.750% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 (SEC File No. 001-34018).

4.11	Description of securities.	Filed herewith.

10.1
Share Purchase Agreement dated as of June 30, 2016, among Gran Tierra Energy International Holdings Ltd., Tribeca Oil & Gas Inc., Macquarie Bank Limited, Rorick Ventures Group Inc., as vendors, and PetroLatina Energy Limited.
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2016 (SEC File No. 001-34018).

10.2	Share and Loan Purchase Agreement, dated February 5, 2017, by Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S. Á. R.L. and Maha Energy AB	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 6, 2017 (SEC File No. 001-34018).

10.3
Amendment #1, dated May 30, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha
Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on July 6, 2017 (SEC File No. 001-34018).

10.4
Amendment #2, dated June 22, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha
Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed with the SEC on July 6, 2017 (SEC File No. 001-34018)

10.5
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

10.7
Amendment #5, dated October 26, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha Energy AB.
Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed with the SEC on February 27, 2018 (SEC File No. 001-34018).

10.8
Amendment #6, dated November 8, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha Energy AB.
Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on February 27, 2018 (SEC File No. 001-34018).

10.9
Amendment #7, dated November 17, 2017, to the Share and Loan Purchase Agreement dated February 5, 2017 between Gran Tierra Energy International Holdings Ltd., Gran Tierra Luxembourg Holdings S.Á.R.L. and Maha Energy AB.
Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC on February 27, 2018 (SEC File No. 001-34018).

10.10	Amended and Restated 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2012 (SEC File No. 001-34018).

10.11	Form of Restricted Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 001-34018).

10.12	Form of Option Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 001-34018).

10.13	Form of Indemnity Agreement.*	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

10.14	Form of Deferred Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.15	Form of Deferred Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.16	Executive Employment Agreement effective May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Gary Guidry.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.17	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Lawrence West.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.18	Executive Employment Agreement effective May 11, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and James Evans.*	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.19	Form of Performance Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.20	Form of Performance Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.21	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Ryan Ellson.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.22
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

10.26
Fourth Amendment to Credit Agreement, dated as of November 16, 2016, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.
Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K, filed with the SEC on March 1, 2017 (SEC File No. 001-34018).

10.27
Fifth Amendment to Credit Agreement, dated as of February 13, 2017, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 15, 2017 (SEC File No. 001-34018).

10.28
Sixth Amendment to Credit Agreement, dated May 17, 2017 and effective as of June 1, 2017, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 19, 2017 (SEC File No. 001-34018).

10.29
Seventh Amendment to Credit Agreement, dated as of June 15, 2017, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2017 (SEC File No. 001-34018).

10.30
Eighth Amendment to Credit Agreement, dated as of September 18, 2017, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 21, 2017 (SEC File No. 001-34018).

10.31
Ninth Amendment to Credit Agreement, dated as of November 10, 2017, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia, Societe Generale and the lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 14, 2017 (SEC File No. 001-34018).

10.32
Tenth Amendment to Credit Agreement, dated as of May 25, 2018, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia and the lenders party thereto.

Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2018 (SEC File No. 001-34018)

10.33
Eleventh Amendment to Credit Agreement, dated as of December 20, 2018, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia and the lenders party thereto.

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 21, 2018 (SEC File No. 001-34018)

10.34
Twelfth Amendment to Credit Agreement, dated as of May 14, 2019, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia and the lenders party thereto.

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 15, 2019 (SEC File No. 001-34018)

10.35
Thirteenth Amendment to Credit Agreement, dated as of December 10, 2019, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia and the lenders party thereto.

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 11, 2019 (SEC File No. 001-34018)

10.36	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.37	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.38	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on November 19, 2008 (SEC File No. 001-34018).

10.39	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009 (SEC File No. 001-34018).

10.40	Amendment No. 4 dated June 13, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.41	Amendment No. 5 dated February 10, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.42	Amendment No. 6 dated March 1, 2012, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.43	Sale and Purchase Agreement for all of the issued share capital of Vetra Southeast S.L.U., dated February 20, 2019.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.44	Sale and Purchase Agreement for PUT-8, dated February 20, 2019.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.45	Sale and Purchase Agreement for LLA-5, dated February 20, 2019.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.46	Sale and Purchase Agreement for Suroriente, dated February 20, 2019.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.47	Executive Employment Agreement, dated October 18, 2019, between Gran Tierra Energy Canada ULC and Gran Tierra Energy Inc. and Remi Anthony Berthelet.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2019 (SEC File No. 001-34018).

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

23.2	Consent of McDaniel & Associates Consultants Ltd.	Filed herewith.

23.3	Consent of Deloitte LLP.	Filed herewith.

24.1	Power of Attorney.	See signature page.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

99.1	Gran Tierra Energy Inc. Reserves Assessment and Evaluation of Oil and Gas Properties Corporate Summary, effective December 31, 2019.	Filed herewith.

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
101.CAL  Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE  Inline XBRL Taxonomy Extension Presentation Linkbase Document
104. Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: February 26, 2020	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 26, 2020	/s/ Ryan Ellson
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Gary S. Guidry	President and Chief Executive Officer, Director	February 26, 2020
Gary S. Guidry	(Principal Executive Officer)

/s/ Ryan Ellson	Chief Financial Officer	February 26, 2020
Ryan Ellson	(Principal Financial and Accounting Officer)

/s/ Peter Dey	Director	February 26, 2020
Peter Dey

/s/ Evan Hazell	Director	February 26, 2020
Evan Hazell

/s/ Robert B. Hodgins	Director	February 26, 2020
Robert B. Hodgins

/s/ Ronald Royal	Director	February 26, 2020
Ronald Royal

/s/ Sondra Scott	Director	February 26, 2020
Sondra Scott

/s/ David P. Smith	Director	February 26, 2020
David P. Smith

/s/ Brooke Wade	Director	February 26, 2020
Brooke Wade