Form 10-Q
period 2020-03-31
GRAN TIERRA ENERGY INC.
filed 2020-05-11
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020

or

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

On May 8, 2020, 366,981,556 shares of the registrant’s Common Stock, $0.001 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2020

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans, our financial condition, our liquidity, benefits of the changes in our capital program or expenditures, outlook for the business and financial position, the impacts of the novel coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “could”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the substantial doubt as to our ability to continue as a going concern described in our financial statements; our ability to comply with covenants in our credit agreement; our ability to obtain amendments to the covenants in our credit agreement so as to avoid an event of default under our credit agreement and senior notes; a reduction in our borrowing base and our ability to repay any excess borrowings; sustained or future declines in commodity prices and the demand for oil; continued or future excess supply of oil and natural gas; potential future impairments and reductions in proved reserve quantities and value; continued spread of the COVID-19 virus and extensions of previously announced lockdowns and possible future restrictions against oil and gas activity in Colombia and Ecuador; our operations are located in South America, and unexpected problems can arise due to guerilla activity and other local conditions; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to raise capital; our ability to identify and complete successful acquisitions; our ability to execute business plans; unexpected delays and difficulties in developing currently owned properties may occur; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; current global economic and credit market conditions may impact oil prices and oil consumption differently than we currently predict, which could cause us to further modify our strategy and capital spending program; volatility or declines in the trading price of our common stock; and those factors set out in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K (the "2019 Annual Report on Form 10-K"), and in our other filings with the Securities and Exchange Commission (“SEC”). The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry makes it more difficult to predict the accuracy of forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to, or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2020	2019
OIL AND NATURAL GAS SALES (Note 7)	$86,079	$152,565

EXPENSES
Operating	32,285	34,783
Workover	12,303	6,289
Transportation	4,037	8,103
Depletion, depreciation and accretion	57,294	62,921
Goodwill impairment (Note 4)	102,581	—
Inventory impairment (Note 4)	3,904	—
General and administrative	5,385	9,596
Severance	1,322	672
Foreign exchange loss (gain)	18,807	(2,434)
Financial instruments loss (Note 10)	52,418	3,165
Interest expense (Note 5)	12,810	7,938
	303,146	131,033

INTEREST INCOME	345	133
(LOSS) INCOME BEFORE INCOME TAXES	(216,722)	21,665

INCOME TAX EXPENSE
Current (Note 8)	298	11,363
Deferred (Note 8)	34,606	8,323
	34,904	19,686
NET AND COMPREHENSIVE (LOSS) INCOME	$(251,626)	$1,979

NET (LOSS) INCOME PER SHARE

Basic and Diluted	$(0.69)	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	366,981,556	386,930,323
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	366,981,556	386,945,682

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at March 31, 2020	As at December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$39,346	$8,301
Restricted cash and cash equivalents (Note 11)	421	516
Accounts receivable	7,045	36,291
Investment (Note 10)	26,020	94,741
Taxes receivable	80,396	135,838
Other assets	31,649	15,001
Total Current Assets	184,877	290,688

Oil and Gas Properties
Proved	1,254,965	1,258,934
Unproved	300,806	310,809
Total Oil and Gas Properties	1,555,771	1,569,743
Other capital assets	6,567	7,650
Total Property, Plant and Equipment (Note 3)	1,562,338	1,577,393

Other Long-Term Assets
Deferred tax assets	—	44,003
Taxes receivable	58,097	25,869
Other	1,995	4,130
Goodwill (Note 4)	—	102,581
Total Other Long-Term Assets	60,092	176,583
Total Assets	$1,807,307	$2,044,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$139,969	$195,513
Derivatives (Note 10)	5,444	775
Other current liabilities	2,432	3,053
Total Current Liabilities	147,845	199,341

Long-Term Liabilities
Long-term debt (Notes 5 and 10)	786,593	700,459
Deferred tax liabilities	42,879	59,762
Asset retirement obligation	43,632	43,419
Equity compensation award liability (Note 6 and 10)	808	4,806
Other	4,001	4,267
Total Long-Term Liabilities	877,913	812,713

Contingencies (Note 9)

Shareholders’ Equity
Common Stock (Note 6) (366,981,556 and 366,981,556 shares issued and outstanding of Common Stock, par value $0.001 per share, as at March 31, 2020, and December 31, 2019, respectively)	10,270	10,270
Additional paid-in capital	1,283,192	1,282,627
Deficit	(511,913)	(260,287)
Total Shareholders’ Equity	781,549	1,032,610
Total Liabilities and Shareholders’ Equity	$1,807,307	$2,044,664
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net (loss) income	$(251,626)	$1,979
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and accretion	57,294	62,921
Goodwill impairment (Note 4)	102,581	—
Inventory impairment (Note 4)	3,904	—
Deferred tax expense	34,606	8,323
Stock-based (recovery) compensation (Note 6)	(2,055)	1,727
Amortization of debt issuance costs (Note 5)	844	838
Unrealized foreign exchange loss (gain)	20,799	(3,283)
Financial instruments loss (Note 10)	52,418	3,165
Cash settlement of financial instruments	3,487	(220)
Cash settlement of asset retirement obligation	(27)	(217)
Non-cash lease expenses	490	—
Lease payments	(515)	—
Net change in assets and liabilities from operating activities (Note 11)	(16,702)	(29,950)
Net cash provided by operating activities	5,498	45,283

Investing Activities
Additions to property, plant and equipment	(44,277)	(94,489)
Property acquisitions, net of cash acquired	—	(73,827)
Changes in non-cash investing working capital	(17,850)	(2,166)
Net cash used in investing activities	(62,127)	(170,482)

Financing Activities
Proceeds from bank debt, net of issuance costs (Note 5)	88,009	117,000
Repayment of debt	—	(3,000)
Repurchase of shares of Common Stock	—	(6,154)
Lease payments	(243)	(345)
Net cash provided by financing activities	87,766	107,501

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(450)	(486)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	30,687	(18,184)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 11)	11,075	54,308
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 11)	$41,762	$36,124

Supplemental cash flow disclosures (Note 11)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2020	2019
Share Capital
Balance, beginning of period	$10,270	$10,290
Repurchase and cancellation of Common Stock	—	(3)
Balance, end of period	10,270	10,287

Additional Paid-in Capital
Balance, beginning of period	1,282,627	1,318,048
Stock-based compensation (Note 6)	565	474
Repurchase and cancellation of Common Stock	—	(6,151)
Balance, end of period	1,283,192	1,312,371

Deficit
Balance, beginning of period	(260,287)	(298,588)
Net (loss) income	(251,626)	1,979
Cumulative adjustment for accounting change related to leases	—	(390)
Balance, end of period	(511,913)	(296,999)

Total Shareholders’ Equity	$781,549	$1,025,659

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

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K.

The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company’s 2019 Annual Report on Form 10-K and are the same policies followed in these interim unaudited condensed consolidated financial statements, except as noted below. The Company has evaluated all subsequent events through to the date these interim unaudited condensed consolidated financial statements were issued.

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses". This ASU replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to support credit loss estimates. In December 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Losses, Derivatives and Hedging and Leases", which is codification improvement of ASU 2016-13. The Company has adopted this ASU on January 1, 2020 and applied a current expected credit loss model to the accounts receivables that has resulted in no impact on the Company's consolidated position, results of operation or cash flows.

At each reporting date, the Company assesses the expected lifetime credit losses on initial recognition of trade accounts receivable. Credit risk is assessed based on the number of days the receivable has been outstanding and the internal credit assessment of the customer. The expected loss rates are based on payment profiles over a period of 36 months before January 1, 2020 and the corresponding historical credit losses experienced within this period. Historical loss rates are adjusted to reflect current and forward looking economic factors of the country where the Company sells oil and gas that affect the ability of the customers to settle the receivables. Trade receivables are written off when there is no reasonable expectation of recovery.

Measurement Uncertainty and Going Concern

In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. In addition, global commodity prices have declined significantly due to disputes between major oil producing countries combined with the impact of the COVID-19 pandemic and associated reductions in global demand for oil. Governments worldwide, including those in Colombia and Ecuador, the countries where the Company operates, have enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and physical distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions; however, the success of these interventions is not currently determinable. The current challenging economic climate is having and may continue to have significant adverse impacts on the Company including, but not exclusively:

•	material declines in revenue and cash flows as a result of the decline in commodity prices;

•	declines in revenue and operating activities due to reduced capital programs and the shut-in of production;

•	impairment charges (see Note 4);

•	inability to comply with covenants and restrictions in debt agreements;

•	inability to access financing sources;

•	increased risk of non-performance by the Company’s customers and suppliers; and

•	interruptions in operations as the Company adjusts personnel to the dynamic environment.

The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the financial effect on the Company is not known at this time. Estimates and judgments made by management in the preparation of the financial statements are increasingly difficult and subject to a higher degree of measurement uncertainty during this volatile period. In the near term, matters in these financial statements that are most subject to be impacted by this volatile period are our assessment of liquidity and access to capital, the carrying value of long-lived assets and the valuation of the deferred tax assets.

Under the terms of our senior secured credit facility ("credit facility"), we are required to maintain compliance with certain financial covenants, which include: limitations on our ratio of debt to Covenant EBITDAX ("EBITDAX") to a maximum of 4.0 to 1.0; limitations on our ratio of senior secured debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. As at March 31, 2020, we were in compliance with all financial and operating covenants.

The unprecedented decline in oil prices and related reduction in the Company's capital program has significantly reduced the Company’s forecasted EBITDAX. Based on current forward pricing, and forecasted production, costs and total debt, which can change materially in short time frames, especially in the current environment, the Company is not currently forecasted to be able to comply with certain financial covenants related to EBITDAX in the next twelve months.

Management is working with the lenders under the Company’s credit facility to amend the covenants in the credit agreement in response to the current economic environment. Should the Company fail to comply with the terms of such credit agreement, the Company will not be able to borrow under the credit facility and it could result in the lenders having the right to demand repayment of amounts drawn on the credit facility and foreclose on collateral under the credit facility. In addition, in certain circumstances, an acceleration under the credit facility would constitute an event of default under the Senior Notes, thereby allowing the holders to demand repayment of amounts outstanding.

In addition, the credit facility is subject to a semi-annual redetermination of the borrowing base, with the next redetermination expected to occur in May 2020. In conjunction with the redetermination, the lenders have the right to reduce the borrowing base, which could result in material reductions in the amount available for borrowings under the credit facility. Should the credit facility borrowing base be reduced to an amount below the amount of borrowings then outstanding ("Excess Borrowings"), the Company will, in certain circumstances, be required to repay the Excess Borrowings within 90 days.

Whilst management believes the amendments to the covenants in the credit agreement necessary to avoid non-compliance in the next 12 months will be forthcoming, this risk of non-compliance with the covenants in the credit facility creates a material uncertainty that casts substantial doubt with respect to the ability of the Company to continue as a going concern. Management has prepared these consolidated condensed financial statements in accordance with US GAAP applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These consolidated condensed financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of the Company.

3. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at March 31, 2020	As at December 31, 2019
Oil and natural gas properties
Proved	$3,903,458	$3,850,565
Unproved	300,806	310,809
	4,204,264	4,161,374
Other(1)	30,292	26,287
	4,234,556	4,187,661
Accumulated depletion and depreciation	(2,672,218)	(2,610,268)
	$1,562,338	$1,577,393

(1) Included in other are right-of-use assets for operating and finance leases, net book value of which was $4.9 million as at March 31, 2020 ($5.7 million as at December 31, 2019).

4. Impairment

Asset impairment

Based on ceiling test calculation results, no asset impairment losses were recorded for the three months ended March 31, 2020 and 2019. Gran Tierra used an average Brent price of $67.49 per bbl for the purposes of the March 31, 2020 ceiling test calculations (March 31, 2019 - $70.64). The continued decline in the trailing price significantly increases the risk of ceiling test impairments in Q2, 2020 and beyond.

Inventory Impairment

For the three months ended March 31, 2020 the Company recorded $3.9 million relating to the impairment of inventory due to the decline in commodity pricing. There was no inventory impairment for the three months ended March 31, 2019.

Goodwill Impairment

For the three months ended March 31, 2020, the Company recorded $102.6 million impairment of goodwill relating to its Colombia business unit. The impairment was due to the carrying value of the unit exceeding its fair value as a result of the cumulative impact of lower forecasted commodity prices. The estimated fair value of the Colombia business unit for the goodwill impairment test was based on the discounted after-tax cash flows associated with the proved and probable reserves of the reporting unit. There was no goodwill impairment for the three months ended March 31, 2019.

5. Debt and Debt Issuance Costs

The Company's debt at March 31, 2020 and December 31, 2019 was as follows:

(Thousands of U.S. Dollars)	As at March 31, 2020	As at December 31, 2019
6.25% Senior Notes	$300,000	$300,000
7.75% Senior Notes	300,000	300,000
Revolving credit facility	204,000	118,000
Unamortized debt issuance costs	(20,237)	(21,081)
Long-term debt	783,763	696,919
Long-term lease obligation(1)	2,830	3,540
	$786,593	$700,459

(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company's balance sheet and totaled $2.6 million as at March 31, 2020 (December 31, 2019 - $3.3 million).

Interest Expense

The following table presents total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019
Contractual interest and other financing expenses	$11,966	$7,100
Amortization of debt issuance costs	844	838
	$12,810	$7,938

6. Share Capital

Shares of Common Stock
Balance at December 31, 2019 and March 31, 2020	366,981,556

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the three months ended March 31, 2020:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2019	11,371,367	1,251,994	10,612,872	2.78
Granted	14,440,342	197,707	7,735,674	0.75
Exercised	(2,745,799)	—	—	—
Forfeited	(330,699)	—	(512,696)	2.16
Expired	—	—	(209,970)	4.68
Balance, March 31, 2020	22,735,211	1,449,701	17,625,880	1.89

For the three months ended March 31, 2020, stock-based compensation recovery was $2.1 million (three months ended March 31, 2019 - $1.7 million expense).

At March 31, 2020, there was $7.4 million (December 31, 2019 - $6.7 million) of unrecognized compensation cost related to unvested PSUs and stock options, which is expected to be recognized over a weighted average period of 2.2 years. During the three months ended March 31, 2020, the Company paid out $3.2 million for PSUs which were vested December 31, 2019 (three months ended March 31, 2019 - $10.2 million for PSU's which were vested December 31, 2018).

Net Income per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares of Common Stock issued and outstanding during each period. Diluted net income per share is calculated using the treasury stock method for share-based compensation arrangements. The treasury stock method assumes that any proceeds obtained on exercise of share-based compensation arrangements would be used to purchase common shares at the average market price during the period. The weighted average number of shares is then adjusted by the difference between the number of shares issued from the exercise of share-based compensation arrangements and shares repurchased from the related proceeds. Anti-dilutive shares represent potentially dilutive securities that are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.

Weighted Average Shares Outstanding

	Three Months Ended March 31,
	2020	2019
Weighted average number of common shares outstanding	366,981,556	386,930,323
Shares issuable pursuant to stock options	—	333,028
Shares assumed to be purchased from proceeds of stock options	—	(317,669)
Weighted average number of diluted common shares outstanding	366,981,556	386,945,682
Common shares outstanding, as at period end	366,981,556	384,492,732

For the three months ended March 31, 2020, all of the options (three months ended March 31, 2019 - 10,284,152) were excluded from the diluted income per share calculation as the options were anti-dilutive.

7. Revenue

The Company's revenues are generated from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, quality, and transportation discounts each month. For the three months ended March 31, 2020, 100% (three months ended March 31, 2019 - 100%) of the Company's revenue resulted from oil sales. During the three months ended March 31, 2020, quality and transportation discounts were 25% of the average ICE Brent price (three months ended March 31, 2019 - 17%). During the three months ended March 31, 2020, the Company's production was sold primarily to three major customers in Colombia (three months ended March 31, 2019 - two).

As at March 31, 2020, accounts receivable included $0.7 million of accrued sales revenue related to March 2020 production (December 31, 2019 - $0.1 million related to December 31, 2019 production).

8. Taxes

The Company's effective tax rate was (16)% for the three months ended March 31, 2020, compared to 91% in the comparative period of 2019. Current income tax expense was lower in the three months ended March 31, 2020, compared to the corresponding period of 2019, primarily as a result of lower income in Colombia. The deferred income tax expense of $34.6 million was higher for the three months ended March 31, 2020, compared to $8.3 million in the corresponding period of 2019, primarily as a result of previous losses incurred in Colombia that are now fully offset by a valuation allowance.

For the three months ended March 31, 2020, the difference between the effective tax rate of (16)% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, the goodwill impairment which is not deductible for taxes purposes, the non-deductible portion (50%) of the unrealized loss on the PetroTal Corp. ("PetroTal") shares, and foreign translation adjustments.

For the comparative period of 2019, the 91% effective tax rate differed from the Colombian tax rate of 33% primarily due to an increase in the valuation allowance, foreign translation adjustment, a non-deductible third party royalty in Colombia, stock based compensation, and other permanent differences. These were partially offset by the impact of foreign tax rates.

9. Contingencies

Legal Proceedings

Gran Tierra has a number of lawsuits and claims pending, including a dispute with the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) ("ANH") relating to the calculation of HPR royalties. Discussions with the ANH are ongoing. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Gran Tierra records costs as they are incurred or become probable and determinable.

Letters of credit and other credit support

At March 31, 2020, the Company had provided letters of credit and other credit support totaling $135.4 million (December 31, 2019 - $120.6 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements.

10. Financial Instruments and Fair Value Measurement

Financial Instruments

At March 31, 2020, the Company’s financial instruments recognized on the balance sheet consisted of: cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investment, accounts payable and accrued liabilities, derivatives, long-term debt, equity compensation award liability and other long-term liabilities.

Fair Value Measurement

The fair value of investment, derivatives and PSU liability is remeasured at the estimated fair value at the end of each reporting period.

The fair value of the Company's investment in PetroTal was estimated to be $26.0 million at March 31, 2020, based on the closing stock price of PetroTal of $0.15 CAD and the foreign exchange rate at that date. PetroTal is a publicly-traded energy company incorporated and domiciled in Canada engaged in exploration, appraisal and development of crude oil and natural gas in Peru. PetroTal's shares are listed on the Toronto Stock Exchange Venture under the trading symbol 'TAL' and on the London Stock Exchange Alternative Investment Market under the trading symbol 'PTAL'. Gran Tierra through a subsidiary holds approximately 246 million common shares representing approximately 37% of PetroTal's issued and outstanding common shares. Gran Tierra has the right to nominate two directors to the board of PetroTal.

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

The fair value of investment, derivatives and equity compensation award liability (PSU and DSU) at March 31, 2020, and December 31, 2019, was as follows:

(Thousands of U.S. Dollars)	As at March 31, 2020	As at December 31, 2019
Investment	$26,020	$94,741
Derivative asset (1)	17,923	—
	43,943	94,741

Derivative liability	$5,444	$775
PSU and DSU liability (2)	1,231	7,859
	$6,675	$8,634

(1)Included in other current assets on the Company's balance sheet
(2) The current portion of PSU and DSU liability of $0.4 million is included in other current liabilities on the Company's balance sheet

The following table presents gains or losses on financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019
Commodity price derivative (gain) loss	$(18,319)	$1,194
Foreign currency derivatives loss	5,452	—
Investment loss	65,285	1,971
Financial instruments loss	$52,418	$3,165

Investment loss for the three months ended March 31, 2020, was related to the fair value loss on the PetroTal shares. For the three months ended March 31, 2020 and 2019, this investment loss was unrealized.

Financial instruments not recorded at fair value include the Company's 6.25% Senior Notes due 2025 (the "6.25% Senior Notes") and 7.75% Senior Notes due 2027 (the "7.75% Senior Notes"). At March 31, 2020, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $291.1 million and $290.1 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $80.0 million and $71.7 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

At March 31, 2020, the fair value of the investment and DSU liability was determined using Level 1 inputs, the fair value of derivatives and PSUs was determined using Level 2 inputs.

The Company uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s Senior Notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The disclosure in the paragraph above regarding the fair value of cash and restricted cash and cash equivalents and Senior Notes was based on Level 1 inputs and the fair value of credit facility was based on Level 2 inputs.

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

At March 31, 2020, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Collars: April 1, to June 30, 2020	6,000	ICE Brent	n/a	55.00	69.05	n/a
Collars: April 1, to December 31, 2020	4,000	ICE Brent	25.00	35.00	37.72	n/a
Collars: July 1, to December 31, 2020	3,000	ICE Brent	25.00	35.00	44.25	1.00

Foreign Currency Derivatives

The Company utilizes foreign currency derivatives to manage the variability in cash flows associated with the Company's forecasted Colombian peso ("COP") denominated expenses. At March 31, 2020, the Company had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: April 1, to December 31, 2020	110,250	27,192	COP	3,306	3,425

(1) At March 31, 2020 foreign exchange rate.

11. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company's interim unaudited condensed consolidated balance sheet that sum to the total of the same such amounts shown in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at March 31,		As at December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$39,346	$32,740	$8,301	$51,040
Restricted cash and cash equivalents - current	421	1,118	516	1,269
Restricted cash and cash equivalents - long-term (included in other long-term assets)	1,995	2,266	2,258	1,999
	$41,762	$36,124	$11,075	$54,308

Net changes in assets and liabilities from operating activities were as follows:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019
Accounts receivable and other long-term assets	$29,577	$(18,011)
Derivatives	(3,873)	(796)
Inventory	(1,473)	(1,749)
Prepaids	15	551
Accounts payable and accrued and other long-term liabilities	(32,283)	6,456
Taxes receivable and payable	(8,665)	(16,401)
Net changes in assets and liabilities from operating activities	$(16,702)	$(29,950)

The following table provides additional supplemental cash flow disclosures:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019
Cash paid for income taxes	$5,208	$15,500
Cash paid for interest	$10,752	$10,063

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$59,503	$83,038

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the "Financial Statements" as set out in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the "Financial Statements and Supplementary Data" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 8 and 7, respectively, of our 2019 Annual Report on Form 10-K. Please see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding the identification of and risks relating to forward-looking statements and the risk factors described in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q, as well as Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K.

Financial and Operational Highlights

Key Highlights for the first quarter of 2020

•	COVID-19 and decrease in world oil prices:

◦
Following the advent of the COVID-19 outbreak, and resulting substantial decline in demand for oil and decrease in oil prices, we have taken the initiative to defer the majority of capital expenditures for the remainder of 2020, and shut-in minor fields that are not economic at current oil prices. We have temporarily suspended all development activities and operations in fields with zero or negative netbacks at current oil prices

◦	All drilling and workover rigs have been stacked and operations suspended

◦
During Q1 2020, world oil prices decreased significantly, with Brent decreasing from $63.90 per barrel in the first quarter of 2019 to $50.82 per barrel, falling as low as $22.74 per barrel by the end of March 2020

◦
As a result of the significant decrease in oil prices, Q1 2020 has been a transitional quarter for our Company. Originally focused on production growth and free funds flow generation, we have shifted our focus to one of protecting our balance sheet and long-term value through reducing our production volumes, capital investments and operating and general and administrative ("G&A") costs

•
Net after royalties ("NAR") production was 25,371 BOEPD, 20% lower than the first quarter of 2019. Production decreased as a result of unplanned downtime caused by a local farmers' blockade impacting the Suroriente and PUT-7 Blocks and the shut-in of minor fields due to low pricing partially offset by a decrease in royalties driven by lower oil prices

•	Oil and natural gas sales volumes(1) were 24,850 BOEPD, 22% lower than the first quarter of 2019. The quarter's decrease in oil and gas sales volumes was commensurate with lower production

•
Net loss was $251.6 million compared with net income of $2.0 million in the first quarter of 2019 due to lower revenues primarily as a result of collapse in oil price and lower sales volumes, unrealized loss on valuation of investment and goodwill impairment

•	Funds flow from operations(2) decreased by 71% to $22.2 million compared with the first quarter of 2019, as a result of lower production and a 20% decrease in the price of Brent

•	Adjusted EBITDA(2) was $34.5 million compared with $93.9 million in the first quarter of 2019

•
Entered into additional 2020 oil price hedges to provide further downside protection against a near-term, low oil price environment by securing costless Brent collars. The new hedges complement our prior Brent oil hedges in place which cover 6,000 bopd of production in the first half of 2020

•	Q1 2020 capital expenditures totaled $44.3 million, a decrease of 53.1% and 35.6% compared to the first and fourth quarters of 2019, respectively

•	The remainder of our 2020 capital program was deferred, with only minimal maintenance expenditures to be executed in 2020 at management's discretion

•	Oil and gas sales per BOE were $38.07, 29% lower than the first quarter of 2019

•	Operating netback(2) per BOE was $16.56 for the first quarter of 2020

•
Operating expenses decreased 7% compared to the first quarter of 2019 due to lower power generation and equipment rental costs resulting from successful completion of power generation and expansion facilities in the Acordionero field and cost savings attributed to the lower operating activities during the current quarter

•
Significant progress has been made on lowering operating costs through the renegotiation of vendor contracts at the end of the quarter and into the second quarter. Additional operating cost initiatives include personnel and rental equipment optimization. In addition to reducing operating costs, we are also benefiting from the recent depreciation of the Canadian dollar and Colombian peso. The Colombian peso declined 24% compared to the U.S. dollar during Q1 2020 and the majority of our operating costs (approximately 80%) within Colombia are denominated in Colombian pesos. We expect the optimization of costs to be reflected in Q2 and beyond

•	Operating expenses per BOE were $14.28, 18% higher than the first quarter of 2019 as a result of lower sales volumes and the fixed nature of a significant portion of our operating expenses

•
Workover expenses per BOE were $5.44 during the first quarter of 2020, 147% higher compared to the first quarter of 2019 as a result of fishing and recompletion work in the Chuira field and workover jobs in the Costayaco field

•
Quality and transportation discount per BOE was $12.75 compared with $10.65 in the first quarter of 2019. The increase was due to higher sales at wellhead during the first quarter of 2020 which resulted in a higher transportation discount but lower transportation expenses, and a widening of Vasconia and Castilla differentials

•
Transportation expenses per BOE were $1.79, compared to $2.83 per BOE in the first quarter of 2019. With the disruption of the OCP pipeline in Ecuador due to damage from natural landslides, we have made arrangements to ship our Putumayo Basin oil production to the Babillas Station located in the city of Neiva, the capital of the Department of Huila in Colombia. All other production was shipped by pipeline or truck under normal contract arrangements

•
General and administrative ("G&A") before stock-based compensation decreased 5% due to head-count optimization and reduction of overall G&A through a cost saving strategy used to manage operations in a low oil price environment. We continued taking further cost reduction steps subsequent to the quarter, and the Executive Team and Board of Directors have taken a 20% reduction in salary and retainer fees, respectively. In addition, a number of cost optimization and efficiency measures are being implemented that will further reduce our G&A costs to be consistent with lower anticipated activity levels. We expect these changes to result in a reduction of 30% to 35% in G&A costs compared to our original budget

•
The unprecedented decline in oil prices and related suspension of our capital program has significantly reduced our forecasted Covenant EBITDAX ("EBITDAX"). Based on current forward pricing, and forecasted production, costs and total debt, which can change materially in short time frames, especially in the current environment, our Company is not currently forecasted to be able to comply with certain financial covenants in our credit facility in the next twelve months. See "-Liquidity and Capital Resources."

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended March 31,			Three Months Ended December 31,
	2020	2019	% Change	2019
Average Daily Volumes (BOEPD)
Consolidated
Working Interest Production Before Royalties	29,527	38,163	(23)	32,924
Royalties	(4,156)	(6,499)	(36)	(5,428)
Production NAR	25,371	31,664	(20)	27,496
(Increase) Decrease in Inventory	(521)	169	(408)	306
Sales(1)	24,850	31,833	(22)	27,802

Net (Loss) Income	$(251,626)	$1,979	(12,815)	$27,004

Operating Netback
Oil and Natural Gas Sales	$86,079	$152,565	(44)	$127,934
Operating Expenses	(32,285)	(34,783)	(7)	(37,967)
Workover Expenses	(12,303)	(6,289)	96	(11,093)
Transportation Expenses	(4,037)	(8,103)	(50)	(4,233)
Operating Netback(2)	$37,454	$103,390	(64)	$74,641

G&A Expenses Before Stock-Based Compensation	$7,440	$7,869	(5)	$8,518
G&A Stock-Based Compensation (Recovery) Expense	(2,055)	1,727	(219)	338
G&A Expenses, Including Stock-Based Compensation	$5,385	$9,596	(44)	$8,856

Adjusted EBITDA(2)	$34,516	$93,913	(63)	$65,926

Funds Flow From Operations(2)	$22,227	$75,450	(71)	$49,669

Capital Expenditures	$44,277	$94,489	(53)	$68,735

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

EBITDA, as presented, is defined as net (loss) income adjusted for depletion, depreciation and accretion ("DD&A") expenses, interest expense and income tax expense. Adjusted EBITDA is defined as EBITDA adjusted for goodwill and inventory impairment, unrealized foreign exchange gain or loss, stock-based compensation expense or recovery, other loss and unrealized financial instruments gain or loss. Management uses these supplemental measures to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income (loss), and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net (loss) income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2020	2019	2019
Net (loss) income	$(251,626)	$1,979	$27,004
Adjustments to reconcile net (loss) income to EBITDA and Adjusted EBITDA
DD&A expenses	57,294	62,921	60,603
Interest expense	12,810	7,938	12,613
Income tax expense	34,904	19,686	11,610
EBITDA (non-GAAP)	(146,618)	92,524	111,830
Goodwill impairment	102,581	—	—
Inventory impairment	3,904	—	—
Unrealized foreign exchange loss (gain)	20,799	(3,283)	(3,500)
Stock-based compensation (recovery) expense	(2,055)	1,727	338
Other loss	—	—	1,581
Unrealized financial instruments loss (gain)	55,905	2,945	(44,323)
Adjusted EBITDA (non-GAAP)	$34,516	$93,913	$65,926

Funds flow from operations, as presented, is defined as net (loss) income adjusted for DD&A expenses, goodwill and inventory impairment, deferred tax expense, stock-based compensation (recovery) expense, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gains and losses, financial instruments gains or losses, loss on redemption of Convertible Notes and cash settlement of financial instruments. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income (loss), and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net (loss) income to funds flow from operations is as follows:

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2020	2019	2019
Net (loss) income	$(251,626)	$1,979	$27,004
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	57,294	62,921	60,603
Goodwill impairment	102,581	—	—
Inventory impairment	3,904	—	—
Deferred tax expense	34,606	8,323	8,475
Stock-based compensation (recovery) expense	(2,055)	1,727	338
Amortization of debt issuance costs	844	838	802
Non-cash lease expense	490	—	440
Lease payments	(515)	—	(366)
Unrealized foreign exchange loss (gain)	20,799	(3,283)	(3,500)
Financial instruments loss (gain)	52,418	3,165	(43,325)
Loss on redemption of Convertible Notes	—	—	196
Cash settlement of financial instruments	3,487	(220)	(998)
Funds flow from operations (non-GAAP)	$22,227	$75,450	$49,669

Additional Operational Results

	Three Months Ended March 31,			Three Months Ended December 31,
	2020	2019	% Change	2019
(Thousands of U.S. Dollars)
Oil and natural gas sales	$86,079	$152,565	(44)	$127,934
Operating expenses	32,285	34,783	(7)	37,967
Workover expenses	12,303	6,289	96	11,093
Transportation expenses	4,037	8,103	(50)	4,233
Operating netback(1)	37,454	103,390	(64)	74,641

DD&A expenses	57,294	62,921	(9)	60,603
Goodwill impairment	102,581	—	100	—
Inventory impairment	3,904	—	100	—
G&A expenses before stock-based compensation	7,440	7,869	(5)	8,518
G&A stock-based compensation (recovery) expense	(2,055)	1,727	(219)	338
Severance expenses	1,322	672	97	689
Foreign exchange loss (gain)	18,807	(2,434)	873	(4,954)
Financial instruments loss (gain)	52,418	3,165	1,556	(43,325)
Other loss	—	—	—	1,581
Interest expense	12,810	7,938	61	12,613
	254,521	81,858	211	36,063

Interest income	345	133	159	36

(Loss) Income before income taxes	(216,722)	21,665	(1,100)	38,614

Current income tax expense	298	11,363	(97)	3,135
Deferred income tax expense	34,606	8,323	316	8,475
	34,904	19,686	77	11,610
Net (loss) income	$(251,626)	$1,979	(12,815)	$27,004

Sales Volumes (NAR)

Total sales volumes, BOEPD	24,850	31,833	(22)	27,802

Brent Price per bbl	$50.82	$63.90	(20)	$62.42

Consolidated Results of Operations per BOE Sales Volumes NAR
Oil and natural gas sales	$38.07	$53.25	(29)	$50.02
Operating expenses	14.28	12.14	18	14.84
Workover expenses	5.44	2.20	147	4.34

Transportation expenses	1.79	2.83	(37)	1.65
Operating netback(1)	16.56	36.08	(54)	29.19

DD&A expenses	25.34	21.96	15	23.69
Goodwill impairment	45.36	—	100	—
Inventory impairment	1.73	—	100	—
G&A expenses before stock-based compensation	3.29	2.75	20	3.33
G&A stock-based compensation (recovery) expense	(0.91)	0.60	(252)	0.13
Severance expenses	0.58	0.23	152	0.27
Foreign exchange loss (gain)	8.32	(0.85)	1,079	(1.94)
Financial instruments loss (gain)	23.18	1.10	2,007	(16.94)
Other loss	—	—	—	0.62
Interest expense	5.66	2.77	104	4.93
	112.55	28.56	294	14.09

Interest income	0.15	0.05	200	0.01

(Loss) Income before income taxes	(95.84)	7.57	(1,366)	15.11

Current income tax expense	0.13	3.97	(97)	1.23
Deferred income tax expense	15.30	2.91	426	3.31
	15.43	6.88	124	4.54
Net (loss) income	$(111.27)	$0.69	(16,226)	$10.57

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Oil and Gas Production and Sales Volumes, BOEPD

	Three Months Ended March 31,
	2020	2019
Average Daily Volumes (BOEPD)
Working Interest Production Before Royalties	29,527	38,163
Royalties	(4,156)	(6,499)
Production NAR	25,371	31,664
(Increase) Decrease in Inventory	(521)	169
Sales	24,850	31,833

Royalties, % of Working Interest Production Before Royalties	14%	17%

Oil and gas production NAR for the three months ended March 31, 2020, decreased by 20% compared with the corresponding period of 2019. The decrease in production was a result of the shut-in of several fields due to the following reasons:

•	We have temporarily suspended fields with zero or negative netbacks at current oil prices. At present, most of our minor fields have been suspended

•	Oil production remains shut-in and waterflood operations remain suspended at the Suroriente and PUT-7 Blocks in the southern Putumayo region due to a local farmers' blockade

•	In addition, production wells in producing fields that are awaiting routine mechanical workovers will remain offline during the low-price environment

Royalties as a percentage of production for the three months ended March 31, 2020, decreased compared with the corresponding period of 2019 commensurate with the decrease in benchmark oil prices and the price sensitive royalty regime in Colombia.

Operating Netback

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019
Oil and Natural Gas Sales	$86,079	$152,565
Transportation Expenses	(4,037)	(8,103)
	82,042	144,462
Operating Expenses	(32,285)	(34,783)
Workover Expenses	(12,303)	(6,289)
Operating Netback(1)	$37,454	$103,390

U.S. Dollars Per BOE Sales Volumes NAR
Brent	$50.82	$63.90
Quality and Transportation Discounts	(12.75)	(10.65)
Average Realized Price	38.07	53.25
Transportation Expenses	(1.79)	(2.83)
Average Realized Price Net of Transportation Expenses	36.28	50.42
Operating Expenses	(14.28)	(12.14)
Workover Expenses	(5.44)	(2.20)
Operating Netback(1)	$16.56	$36.08

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Oil and gas sales for the three months ended March 31, 2020, decreased 44% to $86.1 million as a result of 20% decrease in Brent, 22% lower sales volumes and higher quality and transportation discounts, compared with the corresponding period of 2019. Compared with the prior quarter, oil and gas sales decreased 33% as a result of 19% decrease in Brent, 11% lower sales volumes and higher quality and transportation discounts. Vasconia discount to Brent was $5.19 per boe for the three months ended March 31, 2020 compared to $3.56 in the corresponding period of 2019 and $3.18 in the prior quarter. In addition, the Castilla discount to Brent was $9.71 per boe for three months ended March 31, 2020 compared to $6.54 per boe in the corresponding period of 2019 and $7.08 per boe in the prior quarter.

The following table shows the effect of changes in realized price and sales volumes on our oil and gas sales for the three months ended March 31, 2020 compared with the prior quarter and the corresponding period of 2019:

(Thousands of U.S. Dollars)	First Quarter 2020 Compared with Fourth Quarter 2019	First Quarter 2020 Compared with First Quarter 2019
Oil and natural gas sales for the comparative period	$127,934	$152,565
Realized sales price decrease effect	(27,028)	(34,338)
Sales volumes decrease effect	(14,827)	(32,148)
Oil and natural gas sales for the three month ended March 31, 2020	$86,079	$86,079

Average realized price for the three months ended March 31, 2020 decreased 29%, compared with the corresponding period of 2019. The decrease was commensurate with the decrease in benchmark oil prices. Compared with the prior quarter, the average realized price decreased 24%.

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia using each option for the three months ended March 31, 2020 and 2019, and the prior quarter:

	Three Months Ended March 31,		Three Months Ended December 31,
	2020	2019	2019
Volume transported through pipeline	1%	3%	—%
Volume sold at wellhead	48%	43%	42%
Volume transported via truck to sales point	51%	54%	58%
	100%	100%	100%

Volumes transported through pipeline or via truck receive higher realized price, but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expenses.

Transportation expenses for the three months ended March 31, 2020, decreased 50% to $4.0 million, compared with the corresponding period of 2019. On a per BOE basis, transportation expenses decreased 37% to $1.79, compared with the corresponding period of 2019. Lower transportation expenses were a result of lower sales volumes and higher volumes sold at the wellhead where the transportation is netted against sales price, partially offset by utilization of the OTA pipeline which had higher transportation costs per BOE.

For the three months ended March 31, 2020, transportation expenses decreased 5% compared with $4.2 million in the prior quarter as a result of lower sales volumes. On a per BOE basis, transportation expenses increased 8% from $1.65 in the prior quarter due to utilization of the OTA pipeline during the current quarter which had higher transportation cost per BOE.

Operating expenses for the three months ended March 31, 2020, decreased 7% to $32.3 million, compared with the corresponding period of 2019 primarily due to lower power generation and equipment rental costs resulting from successful completion of power generation and expansion facilities in the Acordionero field and cost saving attributed to the lower operating activities during the current quarter. On a per BOE basis, operating expenses increased by $2.14, compared to the corresponding period of 2019, primarily as a result of lower sales volumes and the fixed nature of a significant portion of our operating costs. We have recently identified many cost saving initiatives, the majority of which were implemented in March and April of 2020, with the impact to be realized in Q2 and subsequent quarters.

Operating expenses for the three months ended March 31, 2020, decreased 15% compared with the prior quarter. On a per BOE basis, operating expenses for the three months ended March 31, 2020, decreased 4%, or $0.56, primarily as a result of lower power generation and cost savings attributed to the lower operating activities partially offset by lower sales volumes during the quarter. Significant portion of our operating expenses are of a fixed nature.

Workover expenses on a per BOE basis increased to $5.44 for the three months ended March 31, 2020, compared to $2.20 in the corresponding period of 2019 due to fishing and recompletion work in the Chuira field and workover jobs in the Costayaco field which had higher costs per BOE than workover jobs performed in the corresponding period of 2019. Workover expenses increased by $1.10 per BOE compared to the prior quarter due to more extensive workover jobs performed during the current quarter.

DD&A Expenses

	Three Months Ended March 31,
	2020	2019
DD&A Expenses, thousands of U.S. Dollars	$57,294	$62,921
DD&A Expenses, U.S. Dollars per BOE	25.34	21.96

DD&A expenses for the three months ended March 31, 2020, decreased 9% and increased by $3.38 per BOE, compared to the corresponding period of 2019 due to lower costs in the depletable base and lower sales volumes. For the three months ended March 31, 2020 DD&A expenses decreased 5% from the prior quarter primarily due to lower proved reserves. On a per BOE bases, DD&A expenses increased $1.65 from the prior quarter due to lower proved reserves and lower sales volumes during the current quarter.

Impairment

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019
Impairment of inventory	$3,904	$—
Impairment of goodwill	102,581	—
	$106,485	$—

Asset Impairment

Based on ceiling test calculation results, no asset impairment losses were recorded for the three month ended March 31, 2020 and 2019. We used an average Brent price of $67.49 per bbl for the purposes of the March 31, 2020 ceiling test calculations (March 31, 2019 - $70.64). The continued decline in the trailing price significantly increases the risk of ceiling test impairments in Q2, 2020 and beyond.

Inventory Impairment

For the three months ended March 31, 2020, we recorded $3.9 million relating to the impairment of inventory due to the decline in commodity pricing. There was no inventory impairment for the three months ended March 31, 2019.

Goodwill Impairment

For the three months ended March 31, 2020, we recorded $102.6 million impairment of goodwill relating to our Colombia business unit. The impairment was due to the carrying value of the unit exceeding its fair value as a result of the cumulative impact of the shut-in of uneconomic oil production in and lower forecasted commodity prices. The estimated fair value of the Colombia unit for the goodwill impairment test was based on the discounted after-tax cash flows associated with the proved and probable reserves of the reporting unit. At March 31, 2020, goodwill consisted entirely of $102.6 million relating to the Solana Resources Limited and Argosy Energy International L.P. acquisitions, in 2008 and 2006 respectively. There was no goodwill impairment for the three months ended March 31, 2019.

G&A Expenses

	Three Months Ended March 31,			Three Months Ended December 31,
(Thousands of U.S. Dollars)	2020	2019	% Change	2019
G&A Expenses Before Stock-Based Compensation	$7,440	$7,869	(5)	$8,518
G&A Stock-Based Compensation (Recovery) Expense	(2,055)	1,727	(219)	338
G&A Expenses, Including Stock-Based Compensation	$5,385	$9,596	(44)	$8,856
U.S. Dollars Per BOE Sales Volumes NAR
G&A Expenses Before Stock-Based Compensation	$3.29	$2.75	20	$3.33
G&A Stock-Based Compensation (Recovery) Expense	(0.91)	0.60	(252)	0.13
G&A Expenses, Including Stock-Based Compensation	$2.38	$3.35	(29)	$3.46

For the three months ended March 31, 2020, G&A expenses before stock-based compensation decreased 5% from the corresponding period of 2019 due to headcount optimization and lower consulting, legal and travel expenses during the current quarter. On a per BOE basis, G&A expenses before stock-based compensation increased 20%, from the corresponding period of 2019 as a result of lower sales volumes. For the three months ended March 31, 2020, G&A expenses before stock-based compensation decreased 13% (1% per BOE) from the prior quarter primarily due to head count optimization and lower consulting and legal fees.

G&A expenses after stock-based compensation for the three months ended March 31, 2020, decreased 44% (29% per BOE) compared to the corresponding period of 2019 and decreased 39% (31% per BOE) compared with the prior quarter, mainly due to lower G&A stock-based compensation resulting from a lower share price during the current quarter.

Severance

Severance costs for the three months ended March 31, 2020 increased 97% and 92%, respectively, compared to the corresponding period of 2019 and prior quarter. The increase was commensurate with headcount optimization during the current quarter.

Foreign Exchange Gains and Losses

For the three months ended March 31, 2020, we had an $18.8 million loss on foreign exchange, compared with a $2.4 million and $5.0 million gain in the corresponding period of 2019 and the prior quarter, respectively. Taxes receivable, deferred income taxes and investment are considered monetary assets, and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the main source of the foreign exchange losses and gains in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Change in the U.S. dollar against the Colombian peso	strengthened by	weakened by
	24%	2%
Change in the U.S. dollar against the Canadian dollar	strengthened by	weakened by
	9%	2%

Financial Instrument Gains and Losses

The following table presents the nature of our financial instruments gains and losses for the three months ended March 31, 2020, and 2019:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019
Commodity price derivative (gain) loss	$(18,319)	$1,194
Foreign currency derivatives loss	5,452	—
Investment loss	65,285	1,971
Financial instruments loss	$52,418	$3,165

Income Tax Expense

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019
Income (loss) before income tax	$(216,722)	$21,665

Current income tax expense	$298	$11,363
Deferred income tax expense	34,606	8,323
Total income tax expense	$34,904	$19,686

Effective tax rate	(16)%	91%

Current income tax expense was lower for the three months ended March 31, 2020, compared with the corresponding period of 2019, primarily as a result of lower income in Colombia. The deferred income tax was higher for the three months ended March

31, 2020, compared to the corresponding period of 2019, primarily as a result of previous losses incurred in Colombia that are now fully offset by a valuation allowance.

For the three months ended March 31, 2020, the difference between the effective tax rate of (16)% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, the goodwill impairment which is not deductible for tax purposes, the non-deductible portion (50%) of the unrealized loss on the PetroTal shares and foreign translation adjustments.

For the three months ended March 31, 2019, the difference between the effective tax rate of 91% and the 33% Colombian tax rate was primarily due to a decrease in the valuation allowance, foreign translation adjustment, a non-deductible third party royalty in Colombia, stock based compensation and other permanent differences. These were partially offset by the impact of foreign tax rates.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	First Quarter 2020 Compared with Fourth Quarter 2019	% change	First Quarter 2020 Compared with First Quarter 2019
Net income for the comparative period	$27,004		$1,979
Increase (decrease) due to:
Prices	(27,028)		(34,338)
Sales volumes	(14,827)		(32,148)
Expenses:
Operating	5,682		2,498
Workover	(1,210)		(6,014)
Transportation	196		4,066
Cash G&A	1,078		429
Net lease payments	(99)		(25)
Severance	(633)		(650)
Interest, net of amortization of debt issuance costs	(155)		(4,866)
Realized foreign exchange	538		2,841
Settlement of financial instruments	4,485		3,707
Current taxes	2,837		11,065
Interest income	309		212
Other gain	1,385		—
Net change in funds flow from operations(1) from comparative period	(27,442)		(53,223)
Expenses:
Depletion, depreciation and accretion	3,309		5,627
Goodwill impairment	(102,581)		(102,581)
Inventory impairment	(3,904)		(3,904)
Deferred tax	(26,131)		(26,283)
Amortization of debt issuance costs	(42)		(6)
Stock-based compensation	2,393		3,782
Financial instruments gain or loss, net of financial instruments settlements	(100,228)		(52,960)
Unrealized foreign exchange	(24,299)		(24,082)
Loss on redemption of convertible debt	196		—
Net lease payments	99		25
Net change in net income	(278,630)		(253,605)
Net loss for the current period	$(251,626)	(1,032)%	$(251,626)

(1)Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended March 31, 2020 were $44.3 million:

(Millions of U.S. Dollars)
Colombia:
Exploration	$5.2
Development:
Drilling and Completions	19.7
Facilities	10.2
Other	8.5
43.6
Corporate	0.7
$44.3

During the three months ended March 31, 2020, we commenced drilling the following wells in Colombia:

	Number of wells (Gross)	Number of wells (Net)
Development	5	5
Total	5	5

We spud five development wells in the Midas Block, all of which were producing as of March 31, 2020.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	March 31, 2020	% Change	December 31, 2019
Cash and Cash Equivalents and Current Restricted Cash and Cash Equivalents	$39,767	351	$8,817

Working Capital, Including Cash and Cash Equivalents	$37,032	(59)	$91,347

Revolving Credit Facility	$204,000	73	$118,000

6.25% Senior Notes	$300,000	—	$300,000

7.75% Senior Notes	$300,000	—	$300,000

The outbreak of the COVID-19 virus, which was declared a pandemic by the World Health Organization, has spread across the globe and is impacting worldwide economic activity. Governments worldwide, including those in Colombia and Ecuador, the countries where we operate, have enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions however the success of these interventions is not currently determinable. In addition, global commodity prices have declined significantly due to the dramatic decline in demand for oil and natural gas, coupled with oversupply in the midst of a dispute between OPEC and other major oil producing countries. The current challenging economic climate is having and may continue to have significant adverse impacts on our Company including, but not exclusively:

•	material declines in revenue and cash flows as a result of the decline in commodity prices;

•	declines in revenue and operating activities due to reduced capital programs and the shut-in of production;

•	impairment charges;

•	inability to comply with covenants and restrictions in debt agreements;

•	inability to access financing sources;

•	increased risk of non-performance by our customers and suppliers; and

•	interruptions in operations as we adjust personnel to the dynamic environment.
The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the financial effect on our Company is not known at this time. Estimates and judgments made by management in the preparation of the financial statements are increasingly difficult and subject to a higher degree of measurement uncertainty during this volatile period. In the near term, matters in these financial statements that are most subject to be impacted by this volatile period are our assessment of liquidity and access to capital, the carrying value of long-lived assets and the valuation of the deferred tax assets.
Under the terms of our credit facility, we are required to maintain compliance with certain financial covenants, which include: limitations on our ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on our ratio of senior secured debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. As at March 31, 2020, we were in compliance with all financial and operating covenants. The unprecedented decline in oil prices and related reduction in our capital program has significantly reduced our forecasted EBITDAX. Based on current forward pricing, and forecasted production, costs and total debt, which can change materially in short time frames, especially in the current environment, we are not currently forecasted to be able to comply with certain financial covenants related to EBITDAX in the next twelve months.

Management is working with the lenders under our credit facility to amend the covenants in the credit agreement in response to the current economic environment. While we believe such amendments will be forthcoming in the second quarter of 2020, there can be no assurances with respect thereto or as to the terms or cost of such amendments. Should we fail to comply with the terms of the credit agreement, we will not be able to borrow under the credit facility and it could result in the lenders having the right to demand repayment of amounts drawn on the credit facility and foreclose on collateral under the credit facility. In addition, an acceleration under the credit facility would constitute an event of default under the Senior Notes, thereby allowing the holders to demand repayment of amounts outstanding.

In addition, the credit facility is subject to a semi-annual redetermination of the borrowing base, with the next redetermination expected to occur in May 2020. In conjunction with the redetermination, the lenders have the right to reduce the borrowing base, which could result in material reductions in the amount available for borrowings under the credit facility. Should the credit facility borrowing base be reduced to an amount below the amount of borrowings then outstanding ("Excess Borrowings"), we will be required to repay the Excess Borrowings within 90 days. Management believes that the May 2020 reduction will not result in a borrowing base below amounts currently drawn, although there can be no assurance with respect thereto.

Whilst management believes the amendments to the covenants in the credit agreement sufficient to avoid non-compliance in the next 12 months will be forthcoming, this risk of non-compliance with the covenants in the credit facility creates a material uncertainty that casts substantial doubt with respect to our ability to continue as a going concern. Management has prepared the consolidated condensed financial statements included in this Report in accordance with US GAAP applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These consolidated condensed financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if we were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of our Company.

At March 31, 2020, we had $204.0 million drawn on the revolving credit facility with a syndicate of lenders with a borrowing base of $300.0 million. As of May 8, 2020, outstanding borrowings under our credit facility remained at $204.0 million. At March 31, 2020, we had $300.0 million aggregate principal amount of 6.25% Senior Notes due 2025, and $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 outstanding.

In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity.

Derivative Positions

At March 31, 2020, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Collars: April 1, to June 30, 2020	6,000	ICE Brent	n/a	55.00	$69.05	n/a
Collars: April 1, to December 31, 2020	4,000	ICE Brent	25.00	35.00	37.72	n/a
Collars: July 1, to December 31, 2020	3,000	ICE Brent	25.00	35.00	44.25	1.00

Foreign Currency Derivatives

At March 31, 2020, we had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: April 1, to December 31, 2020	110,250	27,192	COP	3,306	3,425

(1) At March 31, 2020 foreign exchange rate.

At March 31, 2020, our balance sheet included $17.9 million of current assets and $5.4 million of current liabilities related to the above outstanding commodity price and foreign currency derivative positions.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2020	2019
Sources of cash and cash equivalents:
Net (loss) income	$(251,626)	$1,979
Adjustments to reconcile net (loss) income to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	57,294	62,921
Interest expense	12,810	7,938
Income tax expense	34,904	19,686
Goodwill impairment	102,581	—
Inventory impairment	3,904	—
Unrealized foreign exchange gain (loss)	20,799	(3,283)
Stock-based compensation (recovery) expense	(2,055)	1,727
Unrealized financial instruments loss (gain)	55,905	2,945
Adjusted EBITDA(1)	34,516	93,913
Current income tax expense	(298)	(11,363)
Contractual interest and other financing expenses	(11,966)	(7,100)
Non-cash lease expenses	490	—
Lease payments	(515)	—
Funds flow from operations(1)	22,227	75,450
Proceeds from bank debt, net of issuance costs	88,009	117,000
Changes in non-cash investing working capital	(17,850)	(2,166)
	92,386	190,284

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(44,277)	(94,489)
Additions to property, plant and equipment - property acquisitions	—	(73,827)
Repayment of bank debt	—	(3,000)
Repurchase of shares of Common Stock	—	(6,154)
Net changes in assets and liabilities from operating activities	(16,702)	(29,950)
Settlement of asset retirement obligations	(27)	(217)
Lease payments	(243)	(345)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(450)	(486)
	(61,699)	(208,468)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$30,687	$(18,184)

(1) Adjusted EBITDA and funds flow from operations are a non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices, the impact of which we partially mitigate by entering into commodity derivatives. Sales volume changes and costs related to operations and debt service also impact cash flow. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes, the impact of which we partially mitigate by entering into foreign currency derivatives. During the three months ended March 31, 2020, funds flow from operations decreased by 239% compared to the corresponding period of 2019 primarily due to decrease in oil sales and increase in interest expense, partially offset by lower current taxes and cash settlement of financial instruments.

Off-Balance Sheet Arrangements

As at March 31, 2020, we had no off-balance sheet arrangements.

Contractual Obligations

At March 31, 2020, we had $204.0 million drawn under our revolving credit facility.

Except for noted above, as at March 31, 2020, there were no other material changes to our contractual obligations outside of the ordinary course of business from those as at December 31, 2019.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2019 Annual Report on Form 10-K, and have not changed materially since the filing of that document, other than as follows:

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses". This ASU replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to support credit loss estimates. In December 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Losses, Derivatives and Hedging and Leases", which is codification improvement of ASU 2016-13. We have adopted this ASU on January 1, 2020 and applied a current expected credit loss model to the accounts receivables that has resulted in no impact on our consolidated position, results of operation or cash flows.

Allowance for credit losses

At each reporting date, we assess the expected lifetime credit losses on initial recognition of trade accounts receivable. Credit risk is assessed based on the number of days the receivable has been outstanding and the internal credit assessment of the customer. The expected loss rates are based on payment profiles over a period of 36 months before January 1, 2020 and the corresponding historical credit losses experienced within this period. Historical loss rates are adjusted to reflect current and forward looking economic factors of the country where we sell oil and gas affecting the ability of the customers to settle the receivables. Trade receivables are written off when there is no reasonable expectation of recovery.

Measurement uncertainty

In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. In addition, global commodity prices have declined significantly due to disputes between major oil producing countries combined with the impact of the COVID-19 pandemic and associated reductions in global demand for oil. Governments worldwide, including those in Colombia and Ecuador, the countries where we operate, have enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions however the success of these interventions is not currently determinable. The current challenging economic climate may have significant adverse impacts on our Company including, but not exclusively:

•	material declines in revenue and cash flows as a result of the decline in commodity prices;

•	declines in revenue and operating activities due to reduced capital programs and the shut-in of production;

•	impairment charges;

•	inability to comply with covenants and restrictions in debt agreements;

•	inability to access financing sources;

•	increased risk of non-performance by our customers and suppliers; and

•	interruptions in operations as we adjust personnel to the dynamic environment;

The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the financial effect on our Company is not known at this time. Estimates and judgments made by management in the preparation of the financial statements are increasingly difficult and subject to a higher degree of measurement uncertainty during this volatile period. In the near term, matters in these financial statements that are most subject to be impacted by this volatile period are our assessment of liquidity and access to capital, the carrying value of long-lived assets and the valuation of the deferred tax assets.

Under the terms of our credit facility, we are required to maintain compliance with certain financial covenants, which include: limitations on our ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on our ratio of senior secured debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. As at March 31, 2020, we were in compliance with all financial and operating covenants.

The unprecedented decline in oil prices and related reduction in our capital program has significantly reduced our forecasted EBITDAX. Based on current forward pricing, and forecasted production, costs and total debt, which can change materially in short time frames, especially in the current environment, we are not currently forecasted to be able to comply with certain financial covenants related to EBITDAX in the next twelve months.

Management is working with the lenders under our credit facility to amend the covenants in the credit agreement in response to the current economic environment. While we believe such amendments will be forthcoming in the second quarter of 2020, there can be no assurances with respect thereto or as to the terms or cost of such amendments. Should we fail to comply with the terms of the credit agreement, we will not be able to borrow under the credit facility and it could result in the lenders having the right to demand repayment of amounts drawn on the credit facility and foreclose on collateral under the credit facility. In addition, an acceleration under the credit facility would constitute an event of default under the Senior Notes, thereby allowing the holders to demand repayment of amounts outstanding.

In addition, the credit facility is subject to a semi-annual redetermination of the borrowing base, with the next redetermination expected to occur in May 2020. In conjunction with the redetermination, the lenders have the right to reduce the borrowing base, which could result in material reductions in the amount available for borrowings under the credit facility. Should the credit facility borrowing base be reduced to an amount below the amount of borrowings then outstanding ("Excess Borrowings"), we will be required to repay the Excess Borrowings within 90 days. Management believes that the May 2020 reduction will not result in a borrowing base below amounts currently drawn, although there can be no assurance with respect thereto.

Whilst management believes the amendments to the covenants in the credit agreement sufficient to avoid non-compliance in the next 12 months will be forthcoming, this risk of non-compliance with the covenants in the credit facility creates a material uncertainty that casts substantial doubt with respect to our ability to continue as a going concern. Management has prepared the consolidated condensed financial statements included in this Report in accordance with US GAAP applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These consolidated condensed financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if we were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of our Company.

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

Commodity prices have declined significantly during the first quarter and into May 2020. This has had an adverse impact on our business and financial condition. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Foreign currency risk

Foreign currency risk is a factor for our Company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. Our reporting currency is U.S. dollars and 100% of our revenues are related to the U.S. dollar price of Brent or WTI oil. We receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures is in U.S. dollars or is based on U.S. dollar prices. The majority of income and value added taxes, operating and G&A expenses in Colombia are in local currency. Certain G&A expenses incurred at our head office in Canada are denominated in Canadian dollars. While we operate in South America exclusively, the majority of our acquisition expenditures have been valued and paid in U.S. dollars.

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

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our revolving credit facility, which bears floating rates of interest. At March 31, 2020, our outstanding balance under revolving credit facility was $204.0 million (December 31, 2019 - $118.0 million).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

See Note 8 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for any material developments with respect to matters previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, and any material matters that have arisen since the filing of such report.
Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including in Part I, Item 2 “Management’s Discussion and Analysis

of Financial Condition and Results of Operations” and the risk factors described below, you should carefully read and consider the factors set out in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.

We may be adversely affected by global epidemics, including the recent COVID-19 pandemic.

The outbreak of the COVID-19 virus, which was declared a pandemic by the World Health Organization, has spread across the globe and is impacting worldwide economic activity. Governments worldwide, including those in Colombia and Ecuador, the countries where we operate, have enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions however the success of these interventions is not currently determinable. In addition, global commodity prices have declined significantly due to the dramatic decline in demand for oil and natural gas, coupled with oversupply in the midst of a dispute between OPEC and other major oil producing countries. The current challenging economic climate is having and may continue to have significant adverse impacts on our Company including, but not exclusively:

•	material declines in revenue and cash flows as a result of the decline in commodity prices;

•	declines in revenue and operating activities due to reduced capital programs and the shit-in of production;

•	impairment charges;

•	inability to comply with covenants and restrictions in debt agreements;

•	inability to access financing sources;

•	increased risk of non-performance by our customers and suppliers; and

•	interruptions in operations as we adjust personnel to the dynamic environment.

The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the financial effect on our Company is not known at this time. Estimates and judgments made by management in the preparation of the financial statements are increasingly difficult and subject to a higher degree of measurement uncertainty during this volatile period. The pandemic and resulting worldwide economic downturn could amplify the impact of other risks we have identified.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could cause temporary suspension of production and reduce our value.

Substantially all of our revenues are derived from the sale of oil, the current and forward contract price which is based on world demand, supply, weather, pipeline capacity constraints, inventory storage levels, geopolitical unrest, world health events and other factors, all of which are beyond our control. Historically, the market for oil has been volatile, and for the past several years, the price of oil has been low. Recently, global oil and natural gas prices have declined to historic lows significantly due to a dispute between major oil producing countries combined with the impact of the shutdown in the world economy due to the COVID-19 pandemic. The market is likely to continue to be volatile in the future, and oil prices may remain at their currently depressed state. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contracts with purchasers with prescribed deductions for transportation and quality differentials. These differentials can change over time and have a detrimental impact on realized prices.

As a result of the low commodity price environment, we have temporarily suspended all development activities and operations in fields with zero or negative netbacks at current oil prices. We may consider shutting in producing wells that are less economic than others. There can be no assurances when we will be able to resume production on suspended fields and what the restart costs will be. If our production and cash flows decline, it could have a material adverse effect on our results of operations and result in impairments and noncompliance with financial covenants in our debt instruments. For example, for the three months ended March 31, 2020, we recorded $102.6 million impairment of goodwill relating to our Colombia business unit. The impairment was due to the carrying value of the unit exceeding its fair value as a result of the cumulative impact of the shut-in of uneconomic oil production in and lower forecasted commodity prices.

A continuation of the low demand for and prices of oil or sustained low prices may have a material adverse effect on our financial condition, the future results of our operations (including rendering existing projects unprofitable or requiring temporary suspension of fields), financing available to us, and quantities of reserves recoverable on an economic basis, as well as the market price for our securities.

Under current conditions, we do not expect to be able to comply with financial covenants in our credit agreement in the next 12 months. Such noncompliance would result in a default under the terms of the credit agreement, which could result in an acceleration of repayment of all indebtedness under our credit facility and Senior Notes, which would materially adversely affect our financial condition and results of operations, including our ability to continue as a going concern.
As discussed further in  Note 2 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Report, current conditions raise substantial doubt about our ability to continue as a going concern within the next year post-issuance of the consolidated financial statements included in this Report.

Under the terms of our credit facility, we are required to maintain compliance with certain financial covenants, which include: limitations on our ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on our ratio of senior secured debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. The unprecedented decline in oil prices has significantly reduced the Company’s forecasted EBITDAX. Based on current forward pricing, and forecasted production, costs and total debt, which can change materially in short time frames, especially in the current environment, the Company is not currently forecasted to be able to comply with certain financial covenants in the next twelve months.

Should the Company fail to comply with the terms of the credit facility, the Company will not be able to borrow under the credit facility and it could result in the lenders having the right to demand repayment of amounts drawn on the credit facility and foreclose on any collateral. In addition, an acceleration under the credit facility would constitute an event of default under the Senior Notes, thereby allowing the holders to demand repayment of amounts outstanding. We are currently pursuing an amendment to the covenants in our credit agreement to address the potential noncompliance, but there is no assurance that such discussions will result in an amendment on acceptable terms, if at all. An amendment may result in increased debt service costs or new restrictions in the credit facility. Obtaining such amendment is more challenging under current market conditions. If we were required to repay all debt outstanding under our credit facility and Senior Notes, we would be required to seek refinancing, which may not be available, or restructuring, which would have a material adverse effect on our results of operations and financial condition and the trading value of our common stock.

In addition, the credit facility is subject to a semiannual redetermination of the borrowing base, with the next redetermination expected to occur in May 2020. In conjunction with the redetermination, the lenders have the right to change the borrowing base, which could result in material reductions in the amount available for borrowing under the credit facility. Any reduction would reduce our total liquidity and make it more difficult to finance operations or growth of our business. Should the credit facility's borrowing base be reduced to amounts below the amount of borrowings currently outstanding ("Excess Borrowings") the Company will be required to repay the Excess Borrowings within 90 days. The Company may be required to fund repayment of Excess Borrowings through alternative sources of capital. Alternative sources of capital, if available at all, could involve the issuance of debt or equity on unfavorable terms or that would result in significant dilution, sales of assets and further reductions in our expenses and continued suspension of our capital program. Our ability to access alternative sources of capital would be limited by restrictive covenants in our existing debt agreements. These transactions or actions could have a material adverse effect on our results of operations and financial condition.

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
101.CAL  Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE  Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: May 11, 2020	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)