Form 10-Q
period 2020-06-30
GRAN TIERRA ENERGY INC.
filed 2020-08-05
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

On July 30, 2020, 366,981,556 shares of the registrant’s Common Stock, $0.001 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2020

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans, our financial condition, our liquidity, benefits of the changes in our capital program or expenditures, outlook for the business and financial position, the impacts of the novel coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “could”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to comply with covenants in our credit agreement; our ability to obtain amendments to the covenants in our credit agreement so as to avoid an event of default under our credit agreement and senior notes; a reduction in our borrowing base and our ability to repay any excess borrowings; sustained or future declines in commodity prices and the demand for oil; continued or future excess supply of oil and natural gas; potential future impairments and reductions in proved reserve quantities and value; continued spread of the COVID-19 virus and extensions of previously announced lockdowns and possible future restrictions against oil and gas activity in Colombia and Ecuador; our operations are located in South America, and unexpected problems can arise due to guerilla activity and other local conditions; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to raise capital; our ability to identify and complete successful acquisitions; our ability to execute business plans; unexpected delays and difficulties in developing currently owned properties may occur; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; current global economic and credit market conditions may impact oil prices and oil consumption differently than we currently predict, which could cause us to further modify our strategy and capital spending program; volatility or declines in the trading price of our common stock and the continued listing of our shares on a national stock exchange; and those factors set out in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K (the "2019 Annual Report on Form 10-K"), and in our other filings with the Securities and Exchange Commission (“SEC”). The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry makes, including the unpredictable nature of the resurgence of cases and governmental responses, it more difficult to predict the accuracy of forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to, or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OIL AND NATURAL GAS SALES (Note 7)	$33,824	$157,993	$119,903	$310,558

EXPENSES
Operating	18,424	33,733	50,709	68,516
Workover	1,361	12,757	13,664	19,046
Transportation	3,226	4,885	7,263	12,988
Depletion, depreciation and accretion	42,484	51,697	99,778	114,618
Goodwill impairment (Note 4)	—	—	102,581	—
Asset impairment (Note 4)	398,458	—	402,362	—
General and administrative	6,529	8,641	11,914	18,237
Severance	25	270	1,347	942
Foreign exchange (gain) loss	(2,988)	1,175	15,819	(1,259)
Financial instruments loss (gain) (Note 10)	164	(18,340)	52,582	(15,175)
Interest expense (Note 5)	13,365	10,564	26,175	18,502
	481,048	105,382	784,194	236,415

INTEREST INCOME	—	397	345	530
(LOSS) INCOME BEFORE INCOME TAXES	(447,224)	53,008	(663,946)	74,673

INCOME TAX (RECOVERY) EXPENSE
Current (Note 8)	(375)	(489)	(77)	10,874
Deferred (Note 8)	(76,200)	14,957	(41,594)	23,280
	(76,575)	14,468	(41,671)	34,154
NET AND COMPREHENSIVE (LOSS) INCOME	$(370,649)	$38,540	$(622,275)	$40,519

NET (LOSS) INCOME PER SHARE

-BASIC	$(1.01)	$0.10	$(1.70)	$0.11
-DILUTED	$(1.01)	$0.10	$(1.70)	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	366,981,556	379,942,355	366,981,556	383,491,798
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	366,981,556	415,756,748	366,981,556	419,306,907

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at June 30, 2020	As at December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$17,175	$8,301
Restricted cash and cash equivalents (Note 11)	424	516
Accounts receivable	22,379	36,291
Investment (Note 10)	33,408	94,741
Taxes receivable	85,285	135,838
Other current assets	16,777	15,001
Total Current Assets	175,448	290,688

Oil and Gas Properties
Proved	836,336	1,258,934
Unproved	289,569	310,809
Total Oil and Gas Properties	1,125,905	1,569,743
Other capital assets	5,598	7,650
Total Property, Plant and Equipment (Note 3)	1,131,503	1,577,393

Other Long-Term Assets
Deferred tax assets	23,361	44,003
Taxes receivable	46,561	25,869
Other	2,203	4,130
Goodwill	—	102,581
Total Other Long-Term Assets	72,125	176,583
Total Assets	$1,379,076	$2,044,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$116,142	$195,513
Derivatives (Note 10)	8,514	775
Other current liabilities	2,759	3,053
Total Current Liabilities	127,415	199,341

Long-Term Liabilities
Long-term debt (Notes 5 and 10)	789,311	700,459
Deferred tax liabilities	—	59,762
Asset retirement obligation	44,899	43,419
Equity compensation award liability (Note 6 and 10)	2,028	4,806
Other long-term liabilities	3,917	4,267
Total Long-Term Liabilities	840,155	812,713

Contingencies (Note 9)

Shareholders’ Equity
Common Stock (Note 6) (366,981,556 and 366,981,556 shares issued and outstanding of Common Stock, par value $0.001 per share, as at June 30, 2020, and December 31, 2019, respectively)	10,270	10,270
Additional paid-in capital	1,283,798	1,282,627
Deficit	(882,562)	(260,287)
Total Shareholders’ Equity	411,506	1,032,610
Total Liabilities and Shareholders’ Equity	$1,379,076	$2,044,664
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net (loss) income	$(622,275)	$40,519
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and accretion	99,778	114,618
Goodwill impairment (Note 4)	102,581	—
Asset impairment (Note 4)	402,362	—
Deferred tax (recovery) expense	(41,594)	23,280
Stock-based (recovery) compensation (Note 6)	(763)	1,100
Amortization of debt issuance costs (Note 5)	1,936	1,785
Unrealized foreign exchange loss (gain)	19,255	(1,109)
Financial instruments loss (gain) (Note 10)	52,582	(15,175)
Cash settlement of financial instruments	14,343	(1,345)
Cash settlement of asset retirement obligation	(27)	(510)
Non-cash lease expenses	971	894
Lease payments	(975)	(848)
Net change in assets and liabilities from operating activities (Note 11)	(21,255)	(70,194)
Net cash provided by operating activities	6,919	93,015

Investing Activities
Additions to property, plant and equipment	(49,024)	(194,084)
Property acquisitions, net of cash acquired	—	(77,772)
Changes in non-cash investing working capital	(38,645)	11,116
Net cash used in investing activities	(87,669)	(260,740)

Financing Activities
Proceeds from bank debt, net of issuance costs (Note 5)	90,505	163,000
Repayment of debt	—	(163,000)
Repurchase of shares of Common Stock	—	(23,951)
Lease payments	(307)	—
Proceeds from issuance of Senior Notes, net of issuance costs	—	289,117
Net cash provided by financing activities	90,198	265,166

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(738)	(1,073)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	8,710	96,368
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 11)	11,075	54,308
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 11)	$19,785	$150,676

Supplemental cash flow disclosures (Note 11)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share Capital
Balance, beginning of period	$10,270	$10,287	$10,270	$10,290
Repurchase and cancellation of Common Stock	—	(2)	—	(5)
Balance, end of period	10,270	10,285	10,270	10,285

Additional Paid-in Capital
Balance, beginning of period	1,283,192	1,312,371	1,282,627	1,318,048
Treasury stock, at cost	—	(9,267)	—	(9,267)
Stock-based compensation (Note 6)	606	529	1,171	1,003
Repurchase and cancellation of Common Stock	—	(8,527)	—	(14,678)
Balance, end of period	1,283,798	1,295,106	1,283,798	1,295,106

Deficit
Balance, beginning of period	(511,913)	(296,999)	(260,287)	(298,588)
Net (loss) income	(370,649)	38,540	(622,275)	40,519
Cumulative adjustment for accounting change related to leases	—	—	—	(390)
Balance, end of period	(882,562)	(258,459)	(882,562)	(258,459)

Total Shareholders’ Equity	$411,506	$1,046,932	$411,506	$1,046,932

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

Financial Instruments - Credit Losses (ASC 326)

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

Risks and Measurement Uncertainty

In March 2020, the outbreak of the COVID-19 virus, which was declared a pandemic by the World Health Organization, has spread across the globe and impacted worldwide economic activity. In addition, global commodity prices have declined significantly due to disputes between major oil producing countries combined with the impact of the COVID-19 pandemic and associated reductions in global demand for oil. Governments worldwide, including those in Colombia and Ecuador, the countries where the Company operates, have enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and physical distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions; however, the success of these interventions is not currently determinable. The current challenging economic climate is having and may continue to have significant adverse impacts on the Company including, but not exclusively:
•material declines in revenue and cash flows as a result of the decline in commodity prices;
•declines in revenue and operating activities due to reduced capital programs and the shut-in of production;
•impairment charges (see Note 4);

•inability to comply with covenants and restrictions in debt agreements;
•inability to access financing sources;
•increased risk of non-performance by the Company’s customers and suppliers;
•interruptions in operations as the Company adjusts personnel to the dynamic environment; and
•inability to operate or delay in operations as a result COVID-19 restrictions in the countries the Company operates

The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the financial effect on the Company is not known at this time. Estimates and judgments made by management in the preparation of the financial statements are increasingly difficult and subject to a higher degree of measurement uncertainty during this volatile period. In the near term, matters in these financial statements that are most subject to be impacted by this volatile period are the Company's assessment of liquidity and access to capital, the carrying value of long-lived assets and the valuation of the deferred tax assets.

3. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at June 30, 2020	As at December 31, 2019
Oil and natural gas properties
Proved	$3,525,847	$3,850,565
Unproved	289,569	310,809
	3,815,416	4,161,374
Other(1)	30,487	26,287
	3,845,903	4,187,661
Accumulated depletion and depreciation and impairment	(2,714,400)	(2,610,268)
	$1,131,503	$1,577,393
(1) Included in other are right-of-use assets for operating and finance leases, net book value of which was $4.2 million as at June 30, 2020 ($5.7 million as at December 31, 2019).

4. Impairment

Asset Impairment

(i) Oil and gas property impairment

For the three and six months ended June 30, 2020, Gran Tierra recorded ceiling test impairment losses of $398.3 million as a result of lower oil prices. The Company follows the full cost method of accounting for its oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after-tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price for the 12-month period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of the Company's reserves. In accordance with GAAP, Gran Tierra used an average Brent price of $52.32 per bbl for the purposes of the June 30, 2020 ceiling test calculations (June 30, 2019 - $69.38). There was no ceiling test impairment for the three and six months ended June 30, 2019.

(ii) Inventory Impairment

For the three and six months ended June 30, 2020, the Company recorded $0.2 and $4.1 million, respectively, relating to the impairment of oil inventory due to the decline in commodity pricing. There was no inventory impairment for the three and six months ended June 30, 2019.

Goodwill Impairment

For the three and six months ended June 30, 2020, the Company recorded nil and $102.6 million, respectively, of goodwill impairment relating to its Colombia business unit. The impairment was due to the carrying value of the unit exceeding its fair value as a result of the impact of lower forecasted commodity prices. The estimated fair value of the Colombia business unit for the goodwill impairment test was based on the discounted after-tax cash flows associated with the proved and probable reserves of the reporting unit. There was no goodwill impairment for the three and six months ended June 30, 2019.

5. Debt and Debt Issuance Costs

The Company's debt at June 30, 2020 and December 31, 2019 was as follows:

(Thousands of U.S. Dollars)	As at June 30, 2020	As at December 31, 2019
6.25% Senior Notes	$300,000	$300,000
7.75% Senior Notes	300,000	300,000
Revolving credit facility	207,000	118,000
Unamortized debt issuance costs	(19,764)	(21,081)
Long-term debt	787,236	696,919
Long-term lease obligation(1)	2,075	3,540
	$789,311	$700,459
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company's balance sheet and totaled $3.2 million as at June 30, 2020 (December 31, 2019 - $3.3 million).

On June 1, 2020, the Company completed the semi-annual re-determination of the Company's Senior Secured Credit Facility (the " revolving credit facility") resulting in a reduction of the borrowing base from $300 million to $225 million. Management has obtained a relief from compliance with certain financial covenants until October 1, 2021 ("the covenant relief period"), permitting the ratio of total debt to Covenant EBITDAX ("EBITDAX") to be greater than 4.0 to 1.0, Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ending June 30, 2020 and September 30, 2020, must be at least 2.5 to 1.0; as of the last day of the fiscal quarters ending December 31, 2020 and March 31, 2021, must be at least 2.0 to 1.0; and back to at least 2.5 to 1.0 thereafter. The Company is required to comply with various covenants, which as disclosed above, have been modified in response to the current market conditions and the COVID-19 pandemic. As of June 30, 2020, the Company was in compliance with all applicable covenants in the revolving credit facility.

After the expiration of covenant relief period, the Company must maintain compliance with the following financial covenants: limitations on Company's ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on Company's ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. If the Company fails to comply with these financial covenants, it would result in a default under the terms of the credit agreement, which could result in an acceleration of repayment of all indebtedness under the Company's revolving credit facility.

The unprecedented decline in oil prices has materially reduced the Company’s forecasted EBITDAX. Based on current forecasted Brent pricing and production levels, which can change materially in very short time frames, the Company is forecasted to be in compliance with the amended financial covenants contained in the revolving credit facility for at least the next year from the date of these financial statements. However, the risk of non-compliance is heightened in the current period of volatility coupled with the unprecedented disruption caused by the COVID-19 pandemic. Management currently expects that the Company will continue to be able to meet the terms of the credit facility and/or obtain further amendments or waivers if and when required.

Interest Expense

The following table presents total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Contractual interest and other financing expenses	$12,273	$9,617	$24,239	$16,717
Amortization of debt issuance costs	1,092	947	1,936	1,785
	$13,365	$10,564	$26,175	$18,502

6. Share Capital

Shares of Common Stock
Balance at December 31, 2019 and June 30, 2020	366,981,556

Equity Compensation Awards

 The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the six months ended June 30, 2020:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2019	11,371,367	1,251,994	10,612,872	2.78
Granted	16,063,219	1,204,236	8,545,823	0.71
Exercised	(2,531,995)	—	—	—
Forfeited	(1,245,857)	—	(799,271)	2.08
Expired	—	—	(2,542,970)	3.61
Balance, June 30, 2020	23,656,734	2,456,230	15,816,454	1.56

For the three and six months ended June 30, 2020, stock-based compensation expense was $1.3 million and stock-based compensation recovery was $0.8 million, respectively (three and six months ended June 30, 2019 - recovery of $0.6 million and expense of $1.1 million, respectively).

At June 30, 2020, there was $8.2 million (December 31, 2019 - $6.7 million) of unrecognized compensation cost related to unvested PSUs and stock options, which is expected to be recognized over a weighted average period of 2.1 years. During the six months ended June 30, 2020, the Company paid out $3.2 million for PSUs which were vested on December 31, 2019 (six months ended June 30, 2019 - $10.2 million for PSU's which were vested December 31, 2018).

Net (Loss)Income per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of shares of Common Stock issued and outstanding during each period. Diluted net income per share is calculated using the treasury stock method for share-based compensation arrangements. The treasury stock method assumes that any proceeds obtained on exercise of share-based compensation arrangements would be used to purchase common shares at the average market price during the period. The weighted average number of shares is then adjusted by the difference between the number of shares issued from the exercise of share-based compensation arrangements and shares repurchased from the related proceeds. Anti-dilutive shares represent potentially dilutive securities that are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.

Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding	366,981,556	379,942,355	366,981,556	383,491,798
Shares issuable pursuant to stock options	—	—	—	126,325
Shares assumed to be purchased from proceeds of stock options	—	—	—	(125,609)
Shares issuable pursuant to convertible notes	—	35,814,393	—	35,814,393
Weighted average number of diluted common shares outstanding	366,981,556	415,756,748	366,981,556	419,306,907
Common shares outstanding, as at period end	366,981,556	376,636,307	366,981,556	376,636,307

For the three and six months ended June 30, 2020, all options (three and six months ended June 30, 2019 - 10,373,522 and 9,945,406, respectively), on a weighted average basis, were excluded from the diluted income per share calculation as the options were anti-dilutive.

7. Revenue

The Company's revenues are generated from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, quality, and transportation discounts each month. For the three and six months ended June 30, 2020, 100% (three and six months ended June 30, 2019 - 100%) of the Company's revenue resulted from oil sales. During the three and six months ended June 30, 2020, quality and transportation discounts were 42% and 29%, respectively, of the average ICE Brent price (three and six months ended June 30, 2019 - 13% and 15%, respectively). During the three and six months ended June 30, 2020, the Company's production was sold primarily to two major customers in Colombia (three and six months ended June 30, 2019 - three).

As at June 30, 2020, accounts receivable included $5.4 million of accrued sales revenue related to June 2020 production (December 31, 2019 - $0.1 million related to December 31, 2019 production).

8. Taxes

The Company's effective tax rate was 6% for the six months ended June 30, 2020, compared to 46% in the comparative period of 2019. Current income tax expense was lower in the six months ended June 30, 2020, compared to the corresponding period in 2019, primarily as a result of lower income in Colombia. The deferred income tax recovery for the six months ended June 30, 2020, was the result of a ceiling test impairment loss in Colombia; which was partially offset by losses incurred in Colombia that are now fully offset by a valuation allowance. The deferred income tax expense in the comparative period of 2019 was mainly the result of tax depreciation being higher than accounting depreciation in Colombia.

For the six months ended June 30, 2020, the difference between the effective tax rate of 6% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, the non-deductibility of goodwill impairment for tax purposes, foreign translation adjustments and the non-deductible portion (50%) of the unrealized loss on the PetroTal shares.
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

Letters of credit and other credit support

At June 30, 2020, the Company had provided letters of credit and other credit support totaling $107.7 million (December 31, 2019 - $120.6 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements.

10. Financial Instruments and Fair Value Measurement

Financial Instruments

At June 30, 2020, the Company’s financial instruments recognized on the balance sheet consisted of: cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investment, accounts payable and accrued liabilities, derivatives, long-term debt, equity compensation award liability and other long-term liabilities.

Fair Value Measurement

The fair value of investment, derivatives and Performance Share Units ("PSUs") liability is remeasured at the estimated fair value at the end of each reporting period.

Investment in PetroTal

The fair value of the Company's investment in PetroTal was estimated to be $33.4 million at June 30, 2020, based on the closing stock price of PetroTal of $0.185 CAD and the foreign exchange rate at that date. PetroTal is a publicly-traded energy company incorporated and domiciled in Canada engaged in exploration, appraisal and development of crude oil and natural gas in Peru. PetroTal's shares are listed on the Toronto Stock Exchange Venture under the trading symbol 'TAL' and on the London Stock Exchange Alternative Investment Market under the trading symbol 'PTAL'. Gran Tierra through a subsidiary holds approximately 246 million common shares representing approximately 30% of PetroTal's issued and outstanding common shares. Gran Tierra has the right to nominate two directors to the board of PetroTal.

Commodity and Foreign Currency Derivatives

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

PSUs and Deferred Share Units ("DSUs")

The fair value of the PSUs liability was estimated based on a pricing model using inputs such as quoted market prices in an active market, and PSUs performance factor.

The fair value of investment, derivatives and PSUs and DSUs) at June 30, 2020, and December 31, 2019, was as follows:

(Thousands of U.S. Dollars)	As at June 30, 2020	As at December 31, 2019
Investment	$33,408	$94,741
Derivative asset (1)	2,193	—
	$35,601	$94,741

Derivative liability	$8,514	$775
PSUs and DSUs liability (2)	2,664	7,859
	$11,178	$8,634
(1)Included in other current assets on the Company's balance sheet
(2)The current portion of PSUs and DSUs liability of $0.6 million is included in other current liabilities on the Company's balance sheet

The following table presents gains or losses on financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Commodity price derivative loss (gain)	$7,542	$(706)	$(10,777)	$488
Foreign currency derivatives (gain) loss	(1,919)	55	3,533	55
Investment (gain) loss	(6,216)	(17,689)	59,069	(15,718)
Financial instruments loss	757	—	757	—
	$164	$(18,340)	$52,582	$(15,175)

Investment (gain) loss for the three and six months ended June 30, 2020, was related to the fair value (gain) loss on the PetroTal shares Gran Tierra received in connection with the sale of its Peru business unit in December 2017. For the three and six months ended June 30, 2020 and 2019, this investment (gain) loss was unrealized.

Financial instruments not recorded at fair value include the Company's 6.25% Senior Notes due 2025 (the "6.25% Senior Notes") and 7.75% Senior Notes due 2027 (the "7.75% Senior Notes"). At June 30, 2020, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $291.5 million and $290.4 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $132.0 million and $135.0 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

At June 30, 2020, the fair value of the investment and DSUs liability was determined using Level 1 inputs, the fair value of derivatives and PSUs liability was determined using Level 2 inputs.

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

At June 30, 2020, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Collars: July 1, to December 31, 2020	4,000	ICE Brent	25.00	35.00	37.72	n/a
Collars: July 1, to December 31, 2020	3,000	ICE Brent	25.00	35.00	44.25	1.00
Collars: July 1, to December 31, 2020	1,000	ICE Brent	25.00	32.50	39.50	n/a
Collars: July 1, to December 31, 2020	3,000	ICE Brent	32.50	38.33	51.52	0.97

Foreign Currency Derivatives

The Company utilizes foreign currency derivatives to manage the variability in cash flows associated with the Company's forecasted Colombian peso ("COP") denominated expenses. At June 30, 2020, the Company had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions of COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: July 1, to December 31, 2020	73,500	19,554	COP	3,306	3,425
(1) At June 30, 2020 foreign exchange rate.

11. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company's interim unaudited condensed consolidated balance sheet that sum to the total of the same such amounts shown in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at June 30,		As at December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$17,175	$147,712	$8,301	$51,040
Restricted cash and cash equivalents - current	424	699	516	1,269
Restricted cash and cash equivalents - long-term (included in other long-term assets)	2,186	2,265	2,258	1,999
	$19,785	$150,676	$11,075	$54,308

Net changes in assets and liabilities from operating activities were as follows:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019
Accounts receivable and other long-term assets	$15,475	$(7,465)
Derivatives	(2,310)	(659)
Inventory	(1,533)	(1,387)
Prepaids	(750)	870
Accounts payable and accrued and other long-term liabilities	(41,487)	(18,841)
Taxes receivable and payable	9,350	(42,712)
Net changes in assets and liabilities from operating activities	$(21,255)	$(70,194)

The following table provides additional supplemental cash flow disclosures:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019
Cash paid for income taxes	$8,524	$29,339
Cash paid for interest	$23,540	$13,545

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$38,708	$96,320

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

Financial and Operational Highlights

Key Highlights for the second quarter of 2020

•Since March 2020, in response to the global economic downturn and lower commodity priced, we rapidly implemented cost saving initiatives throughout the Company; significant progress has been made on lowering costs through the renegotiation of vendor contracts and personnel and rental equipment optimization. The majority of reductions are structural and permanent in nature
•At current oil prices and differentials, we plan to bring the majority of currently shut-in oil fields back online, during the course of the second half of 2020, restart the workover program to bring a number of wells back on production, and resume development drilling by the end of the year
•During the second quarter of 2020, we successfully completed the semi-annual re-determination of our bank-syndicated credit facility where the borrowing base limit was redetermined to $225 million from the prior limit of $300 million and were granted relief from compliance with certain financial covenants until October 1, 2021 (the "covenant relief period"), including relief from compliance with the ratio of total debt to Covenant EBITDAX ("EBITDAX") during the covenant relief period
•At the end of the prior quarter, we had a total of value added tax ("VAT") and income tax receivables of $138.5 million. As expected during the second quarter, we collected a total of $24.9 million in VAT and income tax refunds from the Colombian government during the second quarter of 2020. Subsequent to the quarter, we received another $21.4 million in tax refunds and expect to collect another $30 to $40 million before the end of 2020. We therefore forecast a total collection of approximately $76 to $86 million in VAT and income tax refunds during 2020
•During the second quarter of 2020, we successfully reduced letters of credit ("LOCs") from $135.4 million to $107.7 million; these unsecured LOCs are provided as security relating to work commitment guarantees in Colombia and Ecuador
•Realized oil price hedging gains totaled $16.7 million during the first half of 2020 and we have entered into additional oil price hedges and now have a total 11,000 BOEPD hedged for the second half of 2020
•With 2020's oil price volatility and logistical challenges due to COVID-19, we elected to significantly reduce the second quarter of 2020 activity levels to preserve liquidity and balance sheet strength. Capital expenditures were only $4.7 million during the second quarter, a decrease of 95.2% and 89.3% compared to the second quarter of 2019 and first quarter of 2020, respectively. While net loss was $370.6 million during the second quarter, funds flow from operations were a positive $6.0 million, which more than covered our capital expenditures. We plan to restart development drilling operations in the fourth quarter of 2020 to drill one-to-two new oil wells by 2020 year-end
•Net loss was $370.6 million compared with net income of $38.5 million in the second quarter of 2019 primarily due to a non-cash impairment on our oil and gas properties as a result of significantly lower oil prices ($398.3 million)
•Adjusted EBITDA(2) was $17.9 million compared with $97.4 million in the second quarter of 2019
•Funds flow from operations(2) decreased by 93% to $6.0 million compared with the second quarter of 2019, as a result of lower production, 51% decrease in the price of Brent and a 283% increase in the Vasconia and 124% increase in the Castilla differentials. Currently the Vasconia differential is approximately $2.00 per BOE with the Castilla differential being $4.00 per BOE for the month of July.
•NAR production was 18,408 BOEPD, 37% lower than the second quarter of 2019. Production decreased as a result of shut-in production at the Suroriente and PUT-7 Blocks due to force majeure related to a local farmers' blockade, and the shut-in of minor fields due to low price environment partially offset by a decrease in royalties driven by lower oil prices
•Oil and natural gas sales volumes(1) were 19,266 BOEPD, 34% lower than the second quarter of 2019. The quarter's decrease in oil and gas sales volumes was commensurate with lower production

•Oil and gas sales per BOE were $19.29, 67% lower than the second quarter of 2019
•Operating expenses decreased 45% compared to the second quarter of 2019
•Operating expenses per BOE were $10.51, 17% lower than the second quarter of 2019 due to lower power generation and equipment rental costs resulting from successful completion of power generation and expansion facilities in the Acordionero field and cost savings attributed to the shut-in of higher cost wells compared to the corresponding period of 2019
•Workover expenses per BOE were $0.78 for the second quarter of 2020, 84% lower compared to the second quarter of 2019 as a result of minimal workover activity incurred in the current period. With the recent significant recovery in oil prices, we are expecting to restart workover program during the third quarter of 2020 to bring back on production several oil wells which are currently offline
•Quality and transportation discount per BOE was $14.10 compared to $9.02 in the second quarter of 2019. The increase was due to higher Castilla and Vasconia differentials during the second quarter of 2020
•Transportation expenses per BOE were $1.84, compared to $1.83 per BOE in the second quarter of 2019
•General and administrative ("G&A") before stock-based compensation decreased 43% in the second quarter of 2020, compared to the corresponding period of 2019, due to head-count optimization and temporary cost saving measures implemented in response to the low oil price environment and COVID-19 experienced during the current quarter, such as lowering consulting, travel and general office expenses

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
	2020	2019	% Change	2020	2020	2019	% Change
Average Daily Volumes (BOEPD)
Consolidated
Working Interest Production Before Royalties	20,165	35,340	(43)	29,527	24,846	36,744	(32)
Royalties	(1,757)	(6,147)	(71)	(4,156)	(2,957)	(6,322)	(53)
Production NAR	18,408	29,193	(37)	25,371	21,889	30,422	(28)
Decrease (Increase) in Inventory	858	84	921	(521)	169	127	33
Sales(1)	19,266	29,277	(34)	24,850	22,058	30,549	(28)

Net (Loss) Income	$(370,649)	$38,540	(1,062)	$(251,626)	$(622,275)	$40,519	(1,636)

Operating Netback
Oil and Natural Gas Sales	$33,824	$157,993	(79)	$86,079	$119,903	$310,558	(61)
Operating Expenses	(18,424)	(33,733)	(45)	(32,285)	(50,709)	(68,516)	(26)
Workover Expenses	(1,361)	(12,757)	(89)	(12,303)	(13,664)	(19,046)	(28)
Transportation Expenses	(3,226)	(4,885)	(34)	(4,037)	(7,263)	(12,988)	(44)
Operating Netback(2)	$10,813	$106,618	(90)	$37,454	$48,267	$210,008	(77)

G&A Expenses Before Stock-Based Compensation	$5,237	$9,268	(43)	$7,440	$12,677	$17,137	(26)
G&A Stock-Based Compensation Expense (Recovery)	1,292	(627)	306	(2,055)	(763)	1,100	(169)
G&A Expenses, Including Stock-Based Compensation	$6,529	$8,641	(24)	$5,385	$11,914	$18,237	(35)

Adjusted EBITDA(2)	$17,851	$97,351	(82)	$34,516	$52,367	$191,264	(73)

Funds Flow From Operations(2)	$5,974	$88,269	(93)	$22,227	$28,201	$163,719	(83)

Capital Expenditures	$4,747	$99,595	(95)	$44,277	$49,024	$194,084	(75)

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

EBITDA, as presented, is defined as net (loss) income adjusted for depletion, depreciation and accretion ("DD&A") expenses, interest expense and income tax expense. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for goodwill and asset impairment, unrealized foreign exchange gain or loss, stock-

based compensation expense or recovery and unrealized financial instruments gain or loss. Management uses these supplemental measures to analyze performance and (loss) income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net (loss) income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2020	2019
Net (loss) income	$(370,649)	$38,540	$(251,626)	$(622,275)	$40,519
Adjustments to reconcile net (loss) income to EBITDA and Adjusted EBITDA
DD&A expenses	42,484	51,697	57,294	99,778	114,618
Interest expense	13,365	10,564	12,810	26,175	18,502
Income tax expense	(76,575)	14,468	34,904	(41,671)	34,154
EBITDA (non-GAAP)	$(391,375)	$115,269	$(146,618)	$(537,993)	$207,793
Goodwill impairment	—	—	102,581	102,581	—
Asset impairment	398,458	—	3,904	402,362	—
Unrealized foreign exchange (gain) loss	(1,544)	2,174	20,799	19,255	(1,109)
Stock-based compensation expense (recovery)	1,292	(627)	(2,055)	(763)	1,100
Unrealized financial instruments loss (gain)	11,020	(19,465)	55,905	66,925	(16,520)
Adjusted EBITDA (non-GAAP)	$17,851	$97,351	$34,516	$52,367	$191,264

Funds flow from operations, as presented, is defined as net (loss) income adjusted for DD&A expenses, goodwill and asset impairment, deferred tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, financial instruments gain or loss and cash settlement of financial instruments. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net (loss) income to funds flow from operations is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2020	2019
Net (loss) income	$(370,649)	$38,540	$(251,626)	$(622,275)	$40,519
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	42,484	51,697	57,294	99,778	114,618
Goodwill impairment	—	—	102,581	102,581	—
Asset impairment	398,458	—	3,904	402,362	—
Deferred tax (recovery) expense	(76,200)	14,957	34,606	(41,594)	23,280
Stock-based compensation expense (recovery)	1,292	(627)	(2,055)	(763)	1,100
Amortization of debt issuance costs	1,092	947	844	1,936	1,785
Non-cash lease expense	481	894	490	971	894
Lease payments	(460)	(848)	(515)	(975)	(848)
Unrealized foreign exchange (gain) loss	(1,544)	2,174	20,799	19,255	(1,109)
Financial instruments loss (gain)	164	(18,340)	52,418	52,582	(15,175)
Cash settlement of financial instruments	10,856	(1,125)	3,487	14,343	(1,345)
Funds flow from operations (non-GAAP)	$5,974	$88,269	$22,227	$28,201	$163,719

Additional Operational Results

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
	2020	2019	% Change	2020	2020	2019	% Change
(Thousands of U.S. Dollars)
Oil and natural gas sales	$33,824	$157,993	(79)	$86,079	$119,903	$310,558	(61)
Operating expenses	18,424	33,733	(45)	32,285	50,709	68,516	(26)
Workover expenses	1,361	12,757	(89)	12,303	13,664	19,046	(28)
Transportation expenses	3,226	4,885	(34)	4,037	7,263	12,988	(44)
Operating netback(1)	10,813	106,618	(90)	37,454	48,267	210,008	(77)

DD&A expenses	42,484	51,697	(18)	57,294	99,778	114,618	(13)
Goodwill impairment	—	—	—	102,581	102,581	—	100
Asset impairment	398,458	—	100	3,904	402,362	—	100
G&A expenses before stock-based compensation	5,237	9,268	(43)	7,440	12,677	17,137	(26)
G&A stock-based compensation expense (recovery)	1,292	(627)	306	(2,055)	(763)	1,100	(169)
Severance expenses	25	270	(91)	1,322	1,347	942	43
Foreign exchange (gain) loss	(2,988)	1,175	(354)	18,807	15,819	(1,259)	1,356
Financial instruments loss (gain)	164	(18,340)	101	52,418	52,582	(15,175)	447
Interest expense	13,365	10,564	27	12,810	26,175	18,502	41
	458,037	54,007	748	254,521	712,558	135,865	424

Interest income	—	397	(100)	345	345	530	(35)

(Loss) income before income taxes	(447,224)	53,008	(944)	(216,722)	(663,946)	74,673	(989)

Current income tax (recovery) expense	(375)	(489)	23	298	(77)	10,874	(101)
Deferred income tax (recovery) expense	(76,200)	14,957	(609)	34,606	(41,594)	23,280	(279)
	(76,575)	14,468	(629)	34,904	(41,671)	34,154	(222)
Net (loss) income	$(370,649)	$38,540	(1,062)	$(251,626)	$(622,275)	$40,519	(1,636)

Sales Volumes (NAR)
Total sales volumes, BOEPD	19,266	29,277	(34)	24,850	22,058	30,549	(28)

Brent Price per bbl	$33.39	$68.32	(51)	$50.82	$42.10	$66.11	(36)

Consolidated Results of Operations per BOE Sales Volumes NAR
Oil and natural gas sales	$19.29	$59.30	(67)	$38.07	$29.87	$56.17	(47)
Operating expenses	10.51	12.66	(17)	14.28	12.63	12.39	2
Workover expenses	0.78	4.79	(84)	5.44	3.40	3.44	(1)

Transportation expenses	1.84	1.83	1	1.79	1.81	2.35	(23)
Operating netback(1)	6.16	40.02	(85)	16.56	12.03	37.99	(68)

DD&A expenses	24.23	19.40	25	25.34	24.85	20.73	20
Goodwill impairment	—	—	—	45.36	25.55	—	100
Asset impairment	227.28	—	100	1.73	100.23	—	100
G&A expenses before stock-based compensation	2.99	3.48	(14)	3.29	3.16	3.10	2
G&A stock-based compensation expense (recovery)	0.74	(0.24)	408	(0.91)	(0.19)	0.20	(195)
Severance expenses	0.01	0.10	(90)	0.58	0.34	0.17	100
Foreign exchange (gain) loss	(1.70)	0.44	(486)	8.32	3.94	(0.23)	1,813
Financial instruments loss (gain)	0.09	(6.88)	101	23.18	13.10	(2.74)	578
Interest expense	7.62	3.97	92	5.66	6.52	3.35	95
	261.26	20.27	1,189	112.55	177.50	24.58	622

Interest income	—	0.15	(100)	0.15	0.09	0.10	(10)

(Loss) income before income taxes	(255.10)	19.90	(1,382)	(95.84)	(165.38)	13.51	(1,324)

Current income tax (recovery) expense	(0.21)	(0.18)	(17)	0.13	(0.02)	1.97	(101)
Deferred income tax (recovery) expense	(43.46)	5.61	(875)	15.30	(10.36)	4.21	346
	(43.67)	5.43	(904)	15.43	(10.38)	6.18	(268)
Net (loss) income	$(211.43)	$14.47	(1,561)	$(111.27)	$(155.00)	$7.33	(2,215)

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Oil and Gas Production and Sales Volumes, BOEPD

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average Daily Volumes (BOEPD)
Working Interest Production Before Royalties	20,165	35,340	24,846	36,744
Royalties	(1,757)	(6,147)	(2,957)	(6,322)
Production NAR	18,408	29,193	21,889	30,422
(Increase) Decrease in Inventory	858	84	169	127
Sales	19,266	29,277	22,058	30,549

Royalties, % of Working Interest Production Before Royalties	9%	17%	12%	17%

Oil and gas production NAR for the three and six months ended June 30, 2020 decreased by 37% and 28%, respectively, compared to the corresponding periods of 2019 due the temporary shut-in of higher cost producing wells in response to low price environment as a result of COVID-19 during current periods.

Royalties as a percentage of production for the three and six months ended June 30, 2020, decreased compared with the corresponding periods of 2019 commensurate with the decrease in benchmark oil prices and the price sensitive royalty regime in Colombia.

Operating Netback

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Oil and Natural Gas Sales	$33,824	$157,993	$119,903	$310,558
Transportation Expenses	(3,226)	(4,885)	(7,263)	(12,988)
	30,598	153,108	112,640	297,570
Operating Expenses	(18,424)	(33,733)	(50,709)	(68,516)
Workover Expenses	(1,361)	(12,757)	(13,664)	(19,046)
Operating Netback(1)	$10,813	$106,618	$48,267	$210,008

U.S. Dollars Per BOE Sales Volumes NAR
Brent	$33.39	$68.32	$42.10	$66.11
Quality and Transportation Discounts	(14.10)	(9.02)	(12.23)	(9.94)
Average Realized Price	19.29	59.30	29.87	56.17
Transportation Expenses	(1.84)	(1.83)	(1.81)	(2.35)
Average Realized Price Net of Transportation Expenses	17.45	57.47	28.06	53.82
Operating Expenses	(10.51)	(12.66)	(12.63)	(12.39)
Workover Expenses	(0.78)	(4.79)	(3.40)	(3.44)
Operating Netback(1)	$6.16	$40.02	$12.03	$37.99

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Oil and gas sales for the three and six months ended June 30, 2020 decreased 79% and 61% to $33.8 and $119.9 million, respectively, as a result of 51% and 36%, respectively, decrease in Brent, higher quality and transportation discounts, and 34% and 28%, respectively, lower sales volumes, compared with the corresponding periods of 2019. Compared with the prior quarter, oil and gas sales decreased 61% as a result of 34% decrease in Brent, higher quality and transportation discounts and 22% lower sales volumes.

The following table shows the effect of changes in realized price and sales volumes on our oil and gas sales for the three and six months ended June 30, 2020 compared with the prior quarter and the corresponding periods of 2019:

(Thousands of U.S. Dollars)	Second Quarter 2020 Compared with First Quarter 2020	Second Quarter 2020 Compared with Second Quarter 2019	Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Oil and natural gas sales for the comparative period	$86,079	$157,993	$310,558
Realized sales price decrease effect	(32,912)	(70,141)	(105,575)
Sales volumes decrease effect	(19,343)	(54,028)	(85,080)
Oil and natural gas sales for the three and six months ended June 30, 2020	$33,824	$33,824	$119,903

Average realized price for the three and six months ended June 30, 2020 decreased 67% and 47%, respectively, compared with the corresponding periods of 2019. The decreases were commensurate with the decreases in benchmark oil prices in addition to higher Vasconia and Castilla differentials. Compared with the prior quarter, the average realized price decreased 49% due to the same reasons mentioned above.

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses and our primarily focus is on maximizing operating netback. The following table shows the percentage of oil volumes we sold in Colombia using each option for the three and six months ended June 30, 2020 and 2019, and the prior quarter:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2020	2019	2020	2020	2019
Volume transported through pipeline	15%	1%	1%	7%	2%
Volume sold at wellhead	49%	51%	48%	50%	47%
Volume transported via truck to sales point	36%	48%	51%	43%	51%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive higher realized price, but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expenses.

Transportation expenses for the three and six months ended June 30, 2020 decreased 34% and 44% to $3.2 and $7.3 million, respectively, compared to the corresponding periods of 2019 as a result of lower sales volumes during current periods. On a per BOE basis, transportation expenses increased by 1% to $1.84 for the three months ended June 30, 2020, as a result of lower volumes sold at wellhead, partially offset by a temporary reduction of OTA pipeline tariff negotiated at the end of second quarter of 2020 in response to the low oil price environment, compared to the corresponding period of 2019. On a per BOE basis, transportation expenses decreased by 23% for the six months ended June 30, 2020, to $1.81, compared to the corresponding period of 2019, as a result of higher volumes sold at the wellhead where transportation is netted against sales price and a temporary reduction of OTA pipeline tariff negotiated in response to low oil price environment at the end of the second quarter of 2020.

For the three months ended June 30, 2020, transportation expenses decreased 20% compared with $4.0 million in the prior quarter as a result of lower sales volumes. On a per BOE basis, transportation expenses increased 3% from $1.79 in the prior quarter due to utilization of the OTA pipeline during the current quarter which had higher transportation cost per BOE, partially offset by a temporary reduction of pipeline tariff negotiated at the end of the second quarter of 2020.

Operating expenses for the three and six months ended June 30, 2020 decreased 45% and 26% to $18.4 and $50.7 million, respectively, compared to the corresponding periods of 2019. On a per BOE basis, operating expenses decreased by $2.15 for the three months ended June 30, 2020, due to lower power generation and equipment rental costs resulting from successful completion of power generation and expansion facilities in the Acordionero field and cost savings attributed to the shut-in of higher cost wells compared to the corresponding period of 2019. On a per BOE basis, operating expenses increased by $0.24 for the six months ended June 30, 2020, primarily as a result of lower sales volumes and a fixed nature of a significant portion of our operating expenses.

Operating expenses for the three months ended June 30, 2020, decreased 43% compared with the prior quarter. On a per BOE basis, operating expenses for the three months ended June 30, 2020, decreased by $3.77, primarily as a result of lower power generation and cost savings attributed to the lower operating activities partially offset by lower sales volumes during the current quarter.

Workover expenses on a per BOE basis, decreased to $0.78 and $3.40 for the three and six months ended June 30, 2020, compared to $4.79 and $3.44, respectively, in the corresponding periods of 2019 due to less workover activities performed during current periods. Workover expenses decreased by $4.66 per BOE compared to the prior quarter as a result of less workover activities performed during the second quarter of 2020.

DD&A Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
DD&A Expenses, thousands of U.S. Dollars	$42,484	$51,697	$99,778	$114,618
DD&A Expenses, U.S. Dollars per BOE	24.23	19.40	24.85	20.73

DD&A expenses for the three and six months ended June 30, 2020, decreased 18% and 13% and increased by $4.83 and $4.12 per BOE, respectively, compared to the corresponding periods of 2019 due to lower production volumes and higher costs in the depletable base.

For the three months ended June 30, 2020 DD&A expenses decreased 26% and decreased by $1.11 per BOE from the prior quarter primarily due to lower production and lower costs in the depletable base.

Impairment

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Oil and gas property impairment	$398,282	$—	$398,282	$—
Inventory impairment	176	—	4,080	—
Asset Impairment	398,458	—	402,362	—
Goodwill impairment	—	—	102,581	—
	$398,458	$—	$504,943	$—

Asset Impairment

(i) Oil and gas property impairment

For the three and six months ended June 30, 2020, we recorded ceiling test impairment losses of $398.3 million as a result of lower oil prices. We follow the full cost method of accounting for its oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price for the 12 month period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of our reserves. In accordance with GAAP, we used an average Brent price of $52.32 per bbl for the purposes of the June 30, 2020 ceiling test calculations (June 30, 2019 - $69.38). There was no ceiling test impairment for the three and six months ended June 30, 2019.

(ii) Inventory Impairment

For the three and six months ended June 30, 2020, we recorded $0.2 and $4.1 million, respectively, of impairment relating to inventory due to the decline in commodity pricing. There was no inventory impairment for the three and six months ended June 30, 2019.

Goodwill Impairment

For the three and six months ended June 30, 2020, we recorded nil and $102.6 million, respectively, of impairment of goodwill relating to our Colombia business unit. The impairment was due to the carrying value of the unit exceeding its fair value as a result of the cumulative impact of the shut-in of higher cost production and lower forecasted commodity prices. The estimated fair value of the Colombia unit for the goodwill impairment test was based on the discounted after-tax cash flows associated with the proved and probable reserves of the reporting unit. At June 30, 2020, goodwill consisted entirely of $102.6 million relating to the Solana Resources Limited and Argosy Energy International L.P. acquisitions in 2008 and 2006, respectively. There was no goodwill impairment for the three and six months ended June 30, 2019.

G&A Expenses

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019	% Change	2020	2020	2019	% Change
G&A Expenses Before Stock-Based Compensation	$5,237	$9,268	(43)	$7,440	$12,677	$17,137	(26)
G&A Stock-Based Compensation Expense (Recovery)	1,292	(627)	306	(2,055)	(763)	1,100	(169)
G&A Expenses, Including Stock-Based Compensation	$6,529	$8,641	(24)	$5,385	$11,914	$18,237	(35)
U.S. Dollars Per BOE Sales Volumes NAR
G&A Expenses Before Stock-Based Compensation	$2.99	$3.48	(14)	$3.29	$3.16	$3.10	2
G&A Stock-Based Compensation Expense (Recovery)	0.74	(0.24)	408	(0.91)	(0.19)	0.20	(195)
G&A Expenses, Including Stock-Based Compensation	$3.73	$3.24	15	$2.38	$2.97	$3.30	(10)

For the three and six months ended June 30, 2020, G&A expenses before stock-based compensation decreased 43% and 26%, respectively, from the corresponding periods of 2019, due to temporary cost saving measures implemented in response to the low oil price environment and COVID-19. On a per BOE basis, for the three months ended June 30, 2020, G&A expenses before stock-based compensation decreased 14% to $2.99 compared to the corresponding period of 2019, due to headcount optimization and temporary cost saving measures implemented in response to the low oil price environment and COVID-19 experienced during the current quarter, such as lowering consulting, travel and general office expenses. On a per BOE basis, for the six months ended June 30, 2020, G&A expenses increased 2% to $3.16 compared to the corresponding period of 2019 due to the lower sales volumes in the current period. For the three months ended June 30, 2020, G&A expenses before stock-based compensation decreased 30% or $0.30 per BOE due to a number of temporary cost saving measures implemented in response to COVID-19 during the second quarter of 2020, such as 20% salary reduction taken by the Executive Team and Board of Directors, lowering consulting, travel and general office costs.

G&A expenses after stock-based compensation for the three and six months ended June 30, 2020 decreased 24% and 35% (15% and 10% per BOE), respectively, compared to the corresponding periods of 2019, mainly due to lower stock-based compensation resulting from a lower share price. G&A expenses after stock-based compensation for the three months ended June 30, 2020 increased by 21% (56% per BOE), compared with the prior quarter, primarily due to higher stock-based compensation resulting from higher share price in the current period.

Foreign Exchange Gains and Losses

For the three and six months ended June 30, 2020, we had a gain of $3.0 million and a loss of $15.8 million, respectively, on foreign exchange compared with a $1.2 million loss and a $1.3 million gain, respectively, in the corresponding periods of 2019. Taxes receivable, deferred income taxes, accounts payable and investment are considered monetary items, and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the main source of the foreign exchange losses and gains in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in the U.S. dollar against the Colombian peso	weakened by	strengthened by	strengthened by	weakened by
	8%	1%	15%	1%
Change in the U.S. dollar against the Canadian dollar	weakened by	weakened by	strengthened by	weakened by
	4%	2%	5%	4%

Financial Instrument Gains and Losses

The following table presents the nature of our financial instruments gains and losses for the three and six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Commodity price derivative loss (gain)	$7,542	$(706)	$(10,777)	$488
Foreign currency derivatives (gain) loss	(1,919)	55	3,533	55
Investment (gain) loss	(6,216)	(17,689)	59,069	(15,718)
Financial instruments loss	757	—	757	—
	$164	$(18,340)	$52,582	$(15,175)

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Income (loss) before income tax	$(447,224)	$53,008	$(663,946)	$74,673

Current income tax (recovery) expense	$(375)	$(489)	$(77)	$10,874
Deferred income tax (recovery) expense	(76,200)	14,957	(41,594)	23,280
Total income tax (recovery) expense	$(76,575)	$14,468	$(41,671)	$34,154

Effective tax rate	17%	27%	6%	46%

Current income tax expense was lower for the six months ended June 30, 2020, compared to the corresponding period of 2019, primarily as a result of lower income in Colombia. The deferred income tax recovery for the six months ended June 30, 2020, was the result of a ceiling test impairment loss in Colombia; which was partially offset by losses incurred in Colombia that are now fully offset by a valuation allowance. The deferred income tax expense in the comparative period of 2019, was mainly the result of tax depreciation being higher than accounting deprecation in Colombia.
For the six months ended June 30, 2020, the difference between the effective tax rate of 6% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, the non-deductibility of goodwill impairment for tax purposes, foreign translation adjustments and the non-deductible portion (50%) of the unrealized loss on the PetroTal shares.

For the six months ended June 30, 2019, the difference between the effective tax rate of 46% and the 33% Colombian tax rate was primarily due to foreign translation adjustments and an increase in the valuation allowance.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Second Quarter 2020 Compared with First Quarter 2020	% change	Second Quarter 2020 Compared with Second Quarter 2019	% change	Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019	% change
Net (loss) income for the comparative period	$(251,626)		$38,540		40,519
Increase (decrease) due to:
Sales price	(32,912)		(70,141)		(105,575)
Sales volumes	(19,343)		(54,028)		(85,080)
Expenses:
Operating	13,861		15,309		17,807
Workover	10,942		11,396		5,382
Transportation	811		1,659		5,725
Cash G&A	2,203		4,031		4,460
Net lease payments	46		(25)		(50)
Severance	1,297		245		(405)
Interest, net of amortization of debt issuance costs	(307)		(2,656)		(7,522)
Realized foreign exchange	(548)		445		3,286
Settlement of financial instruments	7,369		11,981		15,688
Current taxes	673		(114)		10,951
Interest income	(345)		(397)		(185)
Net change in funds flow from operations(1) from comparative period	(16,253)		(82,295)		(135,518)
Expenses:
Depletion, depreciation and accretion	14,810		9,213		14,840
Goodwill impairment	102,581		—		(102,581)
Asset impairment	(394,554)		(398,458)		(402,362)
Deferred tax	110,806		91,157		64,874
Amortization of debt issuance costs	(248)		(145)		(151)
Stock-based compensation	(3,347)		(1,919)		1,863
Financial instruments gain or loss, net of financial instruments settlements	44,885		(30,485)		(83,445)
Unrealized foreign exchange	22,343		3,718		(20,364)
Loss on redemption of convertible debt	—		—		—
Net lease payments	(46)		25		50
Net change in net (loss) income	(119,023)		(409,189)		(662,794)
Net loss for the current period	$(370,649)	(47)%	$(370,649)	(1,062)%	$(622,275)	(1,636)%

(1)Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended June 30, 2020 were $4.7 million:

(Millions of U.S. Dollars)
Colombia:
Exploration	$0.2
Development:
Drilling and Completions	0.2
Facilities	2.3
Other	1.2
3.9
Corporate	0.8
$4.7

During the three months ended June 30, 2020, we did not drill any exploration or development wells.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	June 30, 2020	% Change	December 31, 2019
Cash and Cash Equivalents and Current Restricted Cash and Cash Equivalents	$17,599	100	$8,817

Working Capital, Including Cash and Cash Equivalents	$48,033	(47)	$91,347

Revolving Credit Facility	$207,000	75	$118,000

6.25% Senior Notes	$300,000	—	$300,000

7.75% Senior Notes	$300,000	—	$300,000

The outbreak of the COVID-19 virus, which was declared a pandemic by the World Health Organization, has spread across the globe and impacted worldwide economic activity. In addition, global commodity prices have declined significantly due to disputes between major oil producing countries combined with the impact of the COVID-19 pandemic and associated reductions in global demand for oil. Governments worldwide, including those in Colombia and Ecuador, the countries where we operate, have enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused, and may continue to cause, material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions however the success of these interventions is not currently determinable. In addition, global commodity prices have declined significantly, and remain volatile, due to the dramatic decline in demand for oil and natural gas. The current challenging economic climate is having and may continue to have significant adverse impacts on our Company including, but not exclusively:
•material declines in revenue and cash flows as a result of the decline in commodity prices;
•declines in revenue and operating activities due to reduced capital programs and the shut-in of production;
•impairment charges;
•inability to comply with covenants and restrictions in debt agreements;
•inability to access financing sources;
•increased risk of non-performance by our customers and suppliers;
•interruptions in operations as we adjust personnel to the dynamic environment; and
•inability to operate or delay in operations as a result COVID-19 restrictions in the countries we operate
The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the financial effect on our Company is not known at this time.

On June 1, 2020, we completed the semi-annual re-determination of our Senior Secured Credit Facility (the "revolving credit facility") resulting in a reduction of the borrowing base from $300 million to $225 million. Management has obtained a relief from compliance with certain financial covenants until October 1, 2020, permitting the ratio of total debt to EBITDAX to be greater than 4.0 to 1.0, Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ending June 30, 2020 and September 30, 2020, must be at least 2.5 to 1.0; as of the last day of the fiscal quarters ending December 31, 2020 and March 31, 2021 must be at least 2.0 to 1.0 and back to at least 2.5 to 1.0 thereafter. The Company is required to comply with various covenants, which as disclosed above, have been modified in response to the current market conditions and the COVID-19 pandemic. As of June 30, 2020, the Company was in compliance with all applicable covenants in the revolving credit facility.

After the expiration of covenant relief period, we must maintain compliance with the following financial covenants: limitations on our ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on our ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0.

In addition to the covenant relief, the amendment to the credit agreement in connection with the semi-annual re-determination also amended the interest rate to either, at the borrower’s option, LIBOR plus a spread ranging from 2.90% to 4.90%, or base rate plus a spread ranging from 1.90% to 3.90%, with such spread in each case dependent upon our Senior Secured Leverage Ratio (as defined in the credit agreement), provided that during the covenant relief period the spread is increased by 125 basis points, (iv) provided for a borrowing condition that we shall not have cash and cash equivalents (other than Excluded Cash, as defined in the credit agreement) in excess of $15.0 million, (v) added certain mandatory prepayments, including for cash balances in excess of $15.0 million and (vi) amended and added certain negative covenants, including, without limitation, certain additional limitations on occurrence of indebtedness, liens and investments, the making of restricted payments, prepayments of indebtedness, and acquisitions and mergers.

The unprecedented decline in oil prices has materially reduced our forecasted EBITDAX. Based on current forecasted Brent pricing and production levels, which can change materially in very short time frames, we are forecasted to be in compliance with the amended financial covenants contained in the revolving credit facility for at least the next year from the date of these financial statements. However, the risk of non-compliance is heightened in the current period of volatility coupled with the unprecedented disruption caused by the COVID-19 pandemic. Should we fail to comply with the terms of the credit facility, we will not be able to borrow under the credit facility, which would limit our liquidity, and it could result in the lenders having the right to demand repayment of amounts drawn on the credit facility and foreclose on any collateral, which includes our oil and gas properties. In addition, an acceleration under the credit facility would constitute an event of default under the Senior Notes, thereby allowing the holders to demand repayment of amounts outstanding. Management currently expects that we will continue to be able to meet the terms of the credit facility and/or obtain further amendments or waivers if and when required.

At June 30, 2020, we had $207.0 million drawn on the revolving credit facility with a syndicate of lenders with a borrowing base of $225.0 million. As of July 30, 2020, outstanding borrowings under our credit facility remained at $207.0 million. Accordingly, we had $18 million of availability under the revolving credit facility as of June 30, 2020 and August 3, 2020. At June 30, 2020, we had $300.0 million aggregate principal amount of 6.25% Senior Notes due 2025, and $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 outstanding. An event of default under the revolving credit facility would result in a default under the indentures governing the senior notes, which could allow the note holders to require us to repurchase all of the outstanding senior notes.

In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity.
Derivative Positions

At June 30, 2020, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Collars: July 1, to December 31, 2020	4,000	ICE Brent	25.00	35.00	37.72	n/a
Collars: July 1, to December 31, 2020	3,000	ICE Brent	25.00	35.00	44.25	1
Collars: July 1, to December 31, 2020	1,000	ICE Brent	25.00	32.50	39.50	n/a
Collars: July 1, to December 31, 2020	3,000	ICE Brent	32.50	38.33	51.52	0.97

Foreign Currency Derivatives

At June 30, 2020, we had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: July 1, to December 31, 2020	73,500	19,554	COP	3,306	3,425
(1) At June 30, 2020 foreign exchange rate.

At June 30, 2020, our balance sheet included $2.2 million of current assets and $8.5 million of current liabilities related to the above outstanding commodity price and foreign currency derivative positions.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2020	2019
Sources of cash and cash equivalents:
Net (loss) income	$(622,275)	$40,519
Adjustments to reconcile net (loss) income to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	99,778	114,618
Interest expense	26,175	18,502
Income tax expense	(41,671)	34,154
Goodwill impairment	102,581	—
Asset impairment	402,362	—
Unrealized foreign exchange gain (loss)	19,255	(1,109)
Stock-based compensation (recovery) expense	(763)	1,100
Unrealized financial instruments loss (gain)	66,925	(16,520)
Adjusted EBITDA(1)	52,367	191,264
Current income tax expense	77	(10,874)
Contractual interest and other financing expenses	(24,239)	(16,717)
Non-cash lease expenses	971	894
Lease payments	(975)	(848)
Funds flow from operations(1)	28,201	163,719
Proceeds from bank debt, net of issuance costs	90,505	163,000
Proceeds from issuance of Senior Notes, net of issuance costs	—	289,117
Changes in non-cash investing working capital	—	11,116
	118,706	626,952

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(49,024)	(194,084)
Additions to property, plant and equipment - property acquisitions	—	(77,772)
Repayment of bank debt	—	(163,000)
Repurchase of shares of Common Stock	—	(23,951)
Net changes in assets and liabilities from operating activities	(21,255)	(70,194)
Changes in non-cash investing working capital	(38,645)	—
Settlement of asset retirement obligations	(27)	(510)
Lease payments	(307)	—
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(738)	(1,073)
	(109,996)	(530,584)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$8,710	$96,368

(1) Adjusted EBITDA and funds flow from operations are a non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices, the impact of which we partially mitigate by entering into commodity price derivatives. Sales volume changes and costs related to operations and debt service also impact cash flow. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes, the impact of which we partially mitigate by entering into foreign currency derivatives. During the six months ended June 30, 2020, funds flow from operations decreased by 83% compared to the corresponding period of 2019 primarily due to a decrease in oil sales and an increase in interest expense, partially offset by lower current taxes and cash settlement of financial instruments.

Off-Balance Sheet Arrangements

As at June 30, 2020, we had no off-balance sheet arrangements.

Contractual Obligations

At June 30, 2020, we had $207.0 million drawn under our revolving credit facility.

Except for noted above, as at June 30, 2020, there were no other material changes to our contractual obligations outside of the ordinary course of business from those as at December 31, 2019.

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

Risks and Measurement uncertainty

In March 2020, the outbreak of the COVID-19 virus, which was declared a pandemic by the World Health Organization, has spread across the globe and impacted worldwide economic activity. In addition, global commodity prices have declined significantly due to disputes between major oil producing countries combined with the impact of the COVID-19 pandemic and associated reductions in global demand for oil. Governments worldwide, including those in Colombia and Ecuador, the countries where we operate, have enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and physical distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions; however, the success of these interventions is not currently determinable. The current challenging economic climate is having and may continue to have significant adverse impacts on our Company including, but not exclusively:
•material declines in revenue and cash flows as a result of the decline in commodity prices;
•declines in revenue and operating activities due to reduced capital programs and the shut-in of production;
•impairment charges;
•inability to comply with covenants and restrictions in debt agreements;
•inability to access financing sources;
•increased risk of non-performance by our customers and suppliers;
•interruptions in operations as we adjust personnel to the dynamic environment; and
•inability to operate or delay in operations as a result COVID-19 restrictions in the countries we operate

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to provide information under this Item 3.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors described below, you should carefully read and consider the factors set out in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2020. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.

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

As a result of the low commodity price environment, we have temporarily suspended all development activities and operations in fields with zero or negative netbacks at current oil prices. We may consider shutting-in producing wells that are less economic than others. There can be no assurances when we will be able to resume production on suspended fields and what the restart costs will be. If our production and cash flows decline, it could have a material adverse effect on our results of operations and result in impairments and noncompliance with financial covenants in our debt instruments. For example, for the six months ended June 30, 2020, we recorded $102.6 million impairment of goodwill and $398.5 million of oil and gas property impairment relating to our Colombia business unit. The goodwill impairment was due to the carrying value of the unit exceeding its fair value as a result of the cumulative impact of the shut-in of uneconomic oil production in and lower forecasted commodity prices. The oil and gas property impairment was a result of the net book value of oil and gas assets in our Colombia business unit, less related deferred income taxes, exceeding a calculated “ceiling”.

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

We may not have sufficient liquidity and may not be able to comply with our financial covenants once compliance is required starting in the fourth quarter of 2021

On June 1, 2020, we completed the semi-annual re-determination of our Senior Secured Credit Facility ("the revolving credit facility") resulting in a reduction of the borrowing base from $300 million to $225 million. Management has obtained a relief from compliance with certain financial covenants until October 1, 2020 ("the covenant relief period"), permitting Covenant EBITDAX ("EBITDAX") to be greater than 4.0 to 1.0, Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ending June 30, 2020 and September 30, 2020, must be at least 2.5 to 1.0; as of the last day of the fiscal quarters ending December 31, 2020 and March 31, 2021 must be at least 2.0 to 1.0 and back to at least 2.5 to 1.0 thereafter.

After the expiration of covenant relief period, we must maintain compliance with financial covenants, which include: limitations on our ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on our ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0.

The unprecedented decline in oil prices has materially reduced our forecasted EBITDAX. Based on current forecasted Brent pricing and production levels, which can change materially in very short time frames, we are forecasted to be in compliance with the amended financial covenants contained in the revolving credit facility for at least the next year from the date of these financial statements. However, the risk of non-compliance is heightened in the current period of volatility coupled with the unprecedented disruption caused by the COVID-19 pandemic. Should we fail to comply with the terms of the credit facility, we will not be able to borrow under the credit facility, which would limit our liquidity, and it could result in the lenders having the right to demand repayment of amounts drawn on the credit facility and foreclose on any collateral, which includes our oil and gas properties. In addition, an acceleration under the credit facility would constitute an event of default under the Senior Notes, thereby allowing the holders to demand repayment of amounts outstanding. Management currently expects that we will continue to be able to meet the terms of the credit facility and/or obtain further amendments or waivers if and when required.

In addition, the reduction of our credit facility borrowing base from $300 million to $225 million as a result of semiannual re-determination of the borrowing base occurred on June 1, 2020 may reduce our total liquidity and make it more difficult to finance operations or growth of our business. The borrowing base may also be reduced further in connection with our next re-determination. We may be required to fund the operations through alternative sources of capital. Alternative sources of capital, if available at all, could involve the issuance of debt or equity on unfavorable terms or that would result in significant dilution, sales of assets and further reductions in our expenses and continued suspension of our capital program. Our ability to access alternative sources of capital would be limited by restrictive covenants in our existing debt agreements. These transactions or actions could have a material adverse effect on our results of operations and financial condition.

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

10.1
Fourteenth Amendment to Credit Agreement, dated as of June 1, 2020, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia and the lenders party thereto
Filed herewith (Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request).

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
101.CAL  Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE  Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: August 4, 2020	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2020	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)