Form 10-Q
period 2020-09-30
GRAN TIERRA ENERGY INC.
filed 2020-11-03
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020

or

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

On October 30, 2020, 366,981,556 shares of the registrant’s Common Stock, $0.001 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2020

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans, our financial condition, our liquidity, benefits of the changes in our capital program or expenditures, outlook for the business and financial position, the impacts of the novel coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “could”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to comply with covenants in our credit agreement and indentures and make borrowings under our credit agreement; our ability to obtain amendments to the covenants in our credit agreement so as to avoid an event of default under our credit agreement and senior notes; a reduction in our borrowing base and our ability to repay any excess borrowings; sustained or future declines in commodity prices and the demand for oil; continued or future excess supply of oil and natural gas; potential future impairments and reductions in proved reserve quantities and value; continued spread of the COVID-19 virus and extensions of previously announced lockdowns and possible future restrictions against oil and gas activity in Colombia and Ecuador; our operations are located in South America, and unexpected problems can arise due to guerilla activity and other local conditions; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to raise capital; our ability to identify and complete successful acquisitions; our ability to execute business plans; unexpected delays and difficulties in developing currently owned properties may occur; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; current global economic and credit market conditions may impact oil prices and oil consumption differently than we currently predict, which could cause us to further modify our strategy and capital spending program; volatility or declines in the trading price of our common stock and the continued listing of our shares on a national stock exchange; and those factors set out in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K (the "2019 Annual Report on Form 10-K"), and in our other filings with the Securities and Exchange Commission (“SEC”). The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry makes, including the unpredictable nature of the resurgence of cases and governmental responses, it more difficult to predict the accuracy of forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to, or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
OIL SALES (Note 7)	$53,142	$132,491	$173,045	$443,049

EXPENSES
Operating	19,645	35,603	69,933	104,119
Workover	1,076	10,979	14,740	30,025
Transportation	1,286	3,179	8,549	16,167
COVID-19 related costs (Note 8)	1,108	—	1,529	—
Depletion, depreciation and accretion	31,340	49,812	131,118	164,430
Goodwill impairment (Note 4)	—	—	102,581	—
Asset impairment (Note 4)	104,731	—	507,093	—
General and administrative	4,562	7,637	16,476	25,874
Severance	122	140	1,469	1,082
Foreign exchange loss	4,275	6,840	20,094	5,581
Financial instruments (gain) loss (Note 11)	(713)	12,285	51,869	(2,890)
Other loss	67	11,305	67	11,305
Interest expense (Note 5)	14,029	12,153	40,204	30,655
	181,528	149,933	965,722	386,348

INTEREST INCOME	—	130	345	660
(LOSS) INCOME BEFORE INCOME TAXES	(128,386)	(17,312)	(792,332)	57,361

INCOME TAX EXPENSE (RECOVERY)
Current (Note 9)	637	3,049	560	13,923
Deferred (Note 9)	(21,202)	8,472	(62,796)	31,752
	(20,565)	11,521	(62,236)	45,675
NET AND COMPREHENSIVE (LOSS) INCOME	$(107,821)	$(28,833)	$(730,096)	$11,686

NET (LOSS) INCOME PER SHARE

BASIC AND DILUTED	$(0.29)	$(0.08)	$(1.99)	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	366,981,556	372,195,176	366,981,556	379,701,405
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	366,981,556	372,195,176	366,981,556	379,701,664
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at September 30, 2020	As at December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents (Note 12)	$21,385	$8,301
Restricted cash and cash equivalents (Note 12)	423	516
Accounts receivable	4,502	36,291
Investment (Note 11)	33,209	94,741
Taxes receivable	48,166	135,838
Other current assets	14,289	15,001
Total Current Assets	121,974	290,688

Oil and Gas Properties
Proved	715,772	1,258,934
Unproved	285,276	310,809
Total Oil and Gas Properties	1,001,048	1,569,743
Other capital assets	6,303	7,650
Total Property, Plant and Equipment (Note 3)	1,007,351	1,577,393

Other Long-Term Assets
Deferred tax assets	40,600	44,003
Taxes receivable	38,479	25,869
Restricted cash and cash equivalents (Note 12)	3,007	2,258
Other	16	1,872
Goodwill (Note 4)	—	102,581
Total Other Long-Term Assets	82,102	176,583
Total Assets	$1,211,427	$2,044,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$68,408	$195,513
Derivatives (Note 11)	3,184	775
Equity compensation award liability (Note 6 and 11)	471	3,053
Total Current Liabilities	72,063	199,341

Long-Term Liabilities
Long-term debt (Notes 5 and 11)	784,311	700,459
Deferred tax liabilities	—	59,762
Asset retirement obligation	45,585	43,419
Equity compensation award liability (Note 6 and 11)	1,860	4,806
Other long-term liabilities	3,316	4,267
Total Long-Term Liabilities	835,072	812,713

Contingencies (Note 10)

Shareholders’ Equity
Common Stock (Note 6) (366,981,556 and 366,981,556 shares issued and outstanding of Common Stock, par value $0.001 per share, as at September 30, 2020, and December 31, 2019, respectively)	10,270	10,270
Additional paid-in capital	1,284,405	1,282,627
Deficit	(990,383)	(260,287)
Total Shareholders’ Equity	304,292	1,032,610
Total Liabilities and Shareholders’ Equity	$1,211,427	$2,044,664
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net (loss) income	$(730,096)	$11,686
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and accretion	131,118	164,430
Goodwill impairment (Note 4)	102,581	—
Asset impairment (Note 4)	507,093	—
Deferred tax (recovery) expense	(62,796)	31,752
Stock-based compensation (recovery) expense (Note 6)	(707)	1,092
Amortization of debt issuance costs (Note 5)	2,774	2,574
Unrealized foreign exchange loss	22,335	5,303
Financial instruments loss (gain) (Note 11)	51,869	(2,890)
Cash settlement of financial instruments	9,970	(2,275)
Other non-cash loss	2,026	11,305
Cash settlement of asset retirement obligation	(199)	(707)
Non-cash lease expenses	1,494	1,366
Lease payments	(1,404)	(1,603)
Net change in assets and liabilities from operating activities (Note 12)	23,288	(83,606)
Net cash provided by operating activities	59,346	138,427

Investing Activities
Additions to property, plant and equipment	(56,378)	(310,579)
Property acquisitions, net of cash acquired	—	(77,772)
Changes in non-cash investing working capital	(69,549)	20,138
Net cash used in investing activities (Note 12)	(125,927)	(368,213)

Financing Activities
Proceeds from bank debt, net of issuance costs (Note 5)	88,382	246,000
Repayment of bank debt (Note 5)	(7,000)	(189,000)
Repurchase of convertible notes	—	(115,000)
Repurchase of shares of Common Stock	—	(37,560)
Lease payments	(307)	—
Proceeds from issuance of Senior Notes, net of issuance costs	—	289,298
Net cash provided by financing activities	81,075	193,738

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(754)	(1,506)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	13,740	(37,554)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 12)	11,075	54,308
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 12)	$24,815	$16,754

Supplemental cash flow disclosures (Note 12)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share Capital
Balance, beginning of period	$10,270	$10,285	$10,270	$10,290
Repurchase and cancellation of Common Stock	—	(15)	—	(20)
Balance, end of period	10,270	10,270	10,270	10,270

Additional Paid-in Capital
Balance, beginning of period	1,283,798	1,295,106	1,282,627	1,318,048
Stock-based compensation (Note 6)	607	563	1,778	1,566
Repurchase and cancellation of Common Stock	—	(13,595)	—	(37,540)
Balance, end of period	1,284,405	1,282,074	1,284,405	1,282,074

Deficit
Balance, beginning of period	(882,562)	(258,459)	(260,287)	(298,588)
Net (loss) income	(107,821)	(28,833)	(730,096)	11,686
Cumulative adjustment for accounting change related to leases	—	—	—	(390)
Balance, end of period	(990,383)	(287,292)	(990,383)	(287,292)

Total Shareholders’ Equity	$304,292	$1,005,052	$304,292	$1,005,052

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

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses (ASC 326)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses". This ASU replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to support credit loss estimates. In December 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Losses, Derivatives and Hedging and Leases", which is codification improvement of ASU 2016-13. The Company adopted this ASU on January 1, 2020, the adoption of which had no impact on the Company.

At each reporting date, the Company assesses the expected lifetime credit losses on initial recognition of trade accounts receivable. Credit risk is assessed based on the number of days the receivable has been outstanding and the internal credit assessment of the customer. The expected loss rates are based on payment profiles over a period of 36 months prior to the period-end and the corresponding historical credit losses experienced within this period. Historical loss rates are adjusted to reflect current and forward looking economic factors of the country where the Company sells oil that affect the ability of the customers to settle the receivables. Trade receivables are written off when there is no reasonable expectation of recovery.

Risks and Measurement Uncertainty

In March 2020, the outbreak of the COVID-19 virus, which was declared a pandemic by the World Health Organization, has spread across the globe and impacted worldwide economic activity. In addition, global commodity prices declined significantly due to disputes between major oil producing countries combined with the impact of the COVID-19 pandemic and associated reductions in global demand for oil. Governments worldwide, including those in Colombia and Ecuador, the countries where the Company operates, enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and physical distancing, caused material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions; however, the success of these interventions is not currently determinable. The current challenging economic climate is having and may continue to have significant adverse impacts on the Company including, but not exclusively:
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
•interruptions in operations as the Company adjusts personnel to the dynamic environment; and
•inability to operate or delay in operations as a result COVID-19 restrictions in the countries in which the Company operates.

The unprecedented decline in oil prices has materially reduced the Company’s forecasted EBITDAX and the estimated value of its oil reserves. Based on current forecasted Brent pricing and production levels, which can change materially in very short time frames, the Company is forecasted to be in compliance with the amended financial covenants contained in the Company's Senior Secured Credit Facility (the "revolving credit facility") for at least the next year from the date of these financial statements. The amount available under the Company’s senior secured credit facility is based on the lenders determination of the borrowing base. The borrowing base is determined, by the lenders, based on the Company’s reserves and commodity prices. The next renewal of the borrowing base is scheduled for November 2020 and there is risk that the borrowing base may be reduced by the lenders. In addition, the Company’s ability to borrow under the credit facility may be limited by the terms of the indentures for the 6.25% Senior Notes and 7.75% Senior Notes.

The risk of non-compliance with the covenants in the lending agreements and the risk associated with maintaining the borrowing base is heightened in the current period of volatility coupled with the unprecedented disruption caused by the COVID-19 pandemic. Management currently expects that the Company will continue to meet the terms of the credit facility or obtain further amendments or waivers if and when required. The Company also expects to be able to maintain the borrowing base at a level in excess of the amount borrowed. However, there can be no assurances that the Company’s liquidity can be maintained at or above current levels during this period of volatility and global economic uncertainty.

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

3. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at September 30, 2020	As at December 31, 2019
Oil and natural gas properties
Proved	$3,937,361	$3,850,565
Unproved	285,276	310,809
	4,222,637	4,161,374
Other(1)	32,297	26,287
	4,254,934	4,187,661
Accumulated depletion and depreciation and impairment	(3,247,583)	(2,610,268)
	$1,007,351	$1,577,393
(1) Included in other are right-of-use assets for operating and finance leases, net book value of which was $5.1 million as at September 30, 2020 ($5.7 million as at December 31, 2019).

4. Impairment

Asset Impairment

(i) Oil and gas property impairment

For the three and nine months ended September 30, 2020, Gran Tierra recorded ceiling test impairment losses of $104.7 and $502.9 million, respectively, as a result of lower oil prices. The Company follows the full cost method of accounting for its oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after-tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price for the 12-month period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of the Company's reserves. In accordance with GAAP, Gran Tierra used an average Brent price of $47.95 per bbl for the purposes of the September 30, 2020 ceiling test calculations (September 30, 2019 - $67.20). There was no ceiling test impairment for the three and nine months ended September 30, 2019.

(ii) Inventory Impairment

For the three and nine months ended September 30, 2020, the Company recorded $0.1 and $4.2 million, respectively, relating to the impairment of oil inventory due to the decline in commodity pricing. There was no inventory impairment for the three and nine months ended September 30, 2019.

Goodwill Impairment

For the three and nine months ended September 30, 2020, the Company recorded nil and $102.6 million, respectively, of goodwill impairment relating to its Colombia business unit. The impairment was due to the carrying value of the unit exceeding its fair value as a result of the impact of lower forecasted commodity prices. The estimated fair value of the Colombia business unit for the goodwill impairment test was based on the discounted after-tax cash flows associated with the proved and probable reserves of the reporting unit. There was no goodwill impairment for the three and nine months ended September 30, 2019.

5. Debt and Debt Issuance Costs

The Company's debt at September 30, 2020 and December 31, 2019 was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2020	As at December 31, 2019
6.25% Senior Notes	$300,000	$300,000
7.75% Senior Notes	300,000	300,000
Revolving credit facility	200,000	118,000
Unamortized debt issuance costs	(18,925)	(21,081)
Long-term debt	781,075	696,919
Long-term lease obligation(1)	3,236	3,540
	$784,311	$700,459
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company's balance sheet and totaled $3.3 million as at September 30, 2020 (December 31, 2019 - $3.3 million).

On June 1, 2020, the Company completed the semi-annual re-determination of the Company's revolving credit facility resulting in a reduction of the borrowing base from $300 million to $225 million with the next re-determination to occur in November 2020. Management has obtained a relief from compliance with certain financial covenants until October 1, 2021 ("the covenant relief period"), permitting the ratio of total debt to Covenant EBITDAX ("EBITDAX") to be greater than 4.0 to 1.0, Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ending June 30, 2020 and September 30, 2020, must be at least 2.5 to 1.0; as of the last day of the fiscal quarters ending December 31, 2020 and March 31, 2021, must be at least 2.0 to 1.0; and back to at least 2.5 to 1.0 thereafter. The Company is required to comply with various covenants, which as disclosed above, have been modified in response to the current market conditions and the COVID-19 pandemic. As of September 30, 2020, the Company was in compliance with all applicable covenants in the revolving credit facility.

In addition to the covenant relief, the amendment to the credit agreement in connection with the semi-annual re-determination also amended the interest rate to either, at the borrower’s option, LIBOR plus a spread ranging from 2.90% to 4.90%, or base rate plus a spread ranging from 1.90% to 3.90%, with such spread in each case dependent upon our Senior Secured Leverage Ratio (as defined in the credit agreement), provided that during the covenant relief period the spread is increased by 125 basis points, (i) provided for a borrowing condition that we shall not have cash and cash equivalents (other than Excluded Cash, as defined in the credit agreement) in excess of $15.0 million, (ii) added certain mandatory prepayments, including for cash balances in excess of $15.0 million and (iii) amended and added certain negative covenants, including, without limitation, certain additional limitations on occurrence of indebtedness, liens and investments, the making of restricted payments, prepayments of indebtedness, and acquisitions and mergers.

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

Interest Expense

The following table presents total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Contractual interest and other financing expenses	$13,191	$11,364	$37,430	$28,081
Amortization of debt issuance costs	838	789	2,774	2,574
	$14,029	$12,153	$40,204	$30,655

6. Share Capital

Shares of Common Stock
Balance at December 31, 2019 and September 30, 2020	366,981,556

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the nine months ended September 30, 2020:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2019	11,371,367	1,251,994	10,612,872	2.78
Granted	16,063,219	1,708,720	8,653,255	0.71
Exercised	(2,531,995)	—	—	—
Forfeited	(1,629,187)	—	(992,287)	2.02
Expired	—	—	(2,847,970)	3.48
Balance, September 30, 2020	23,273,404	2,960,714	15,425,870	1.56

For the three and nine months ended September 30, 2020, stock-based compensation expense was $1.3 million and stock-based compensation recovery was $0.7 million, respectively (three and nine months ended September 30, 2019 - expense of nil and $1.1 million, respectively).

At September 30, 2020, there was $5.3 million (December 31, 2019 - $6.7 million) of unrecognized compensation cost related to unvested PSUs and stock options, which is expected to be recognized over a weighted average period of 1.8 years. During the nine months ended September 30, 2020, the Company paid out $3.2 million for PSUs which were vested on December 31, 2019 (nine months ended September 30, 2019 - $10.2 million for PSU's which were vested on December 31, 2018).

Net (Loss) Income per Share

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

Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding	366,981,556	372,195,176	366,981,556	379,701,405
Shares issuable pursuant to stock options	—	—	—	14,315
Shares assumed to be purchased from proceeds of stock options	—	—	—	(14,056)
Weighted average number of diluted common shares outstanding	366,981,556	372,195,176	366,981,556	379,701,664
Common shares outstanding, as at period end	366,981,556	366,981,556	366,981,556	366,981,556

For the three and nine months ended September 30, 2020, all options (three and nine months ended September 30, 2019 - 10,316,496 and 10,247,016, respectively), on a weighted average basis, were excluded from the diluted (loss) income per share calculation as the options were anti-dilutive.

7. Revenue

The Company's revenues are generated from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, quality, and transportation discounts each month. For the three and nine months ended September 30, 2020, 100% (three and nine months ended September 30, 2019 - 100%) of the Company's revenue resulted from oil sales. During the three and nine months ended September 30, 2020, quality and transportation discounts were 22% and 27%, respectively, of the average ICE Brent price (three and nine months ended September 30, 2019 - 16% and 15%, respectively). During the three and nine months ended September 30, 2020, the Company's production was sold primarily to two major customers in Colombia (three and nine months ended September 30, 2019 - three).

As at September 30, 2020, accounts receivable included nil of accrued sales revenue related to September 2020 production (December 31, 2019 - $0.1 million related to December 31, 2019 production).

8. COVID-19 Costs

The COVID-19 pandemic resulted in extra operating and transportation costs related to COVID-19 health and safety preventative measures including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. Below is a break-down of the costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Operating expenses	$1,012	$—	$1,433	$—
Transportation costs	96	—	96	—
COVID-19 costs	$1,108	$—	$1,529	$—

9. Taxes

The Company's effective tax rate was 8% for the nine months ended September 30, 2020, compared to 79% in the comparative period of 2019. Current income tax expense was lower in the nine months ended September 30, 2020, compared to the corresponding period in 2019, primarily as a result of lower income in Colombia. The deferred income tax recovery for the nine months ended September 30, 2020, was the result of a ceiling test impairment loss in Colombia; which was partially offset by losses incurred in Colombia that are now fully offset by a valuation allowance. The deferred income tax expense in the comparative period of 2019 was mainly the result of tax depreciation being higher than accounting depreciation in Colombia.

For the nine months ended September 30, 2020, the difference between the effective tax rate of 8% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, foreign translation adjustments, the non-deductibility of goodwill impairment for tax purposes, and the non-deductible portion (50%) of the unrealized loss on the PetroTal shares.
For the nine months ended September 30, 2019, the difference between the effective tax rate of 79% and the 33% Colombian tax rate was primarily due to foreign currency translation adjustments, an increase in the valuation allowance and the impact of foreign tax rates.

10. Contingencies

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

Letters of credit and other credit support

At September 30, 2020, the Company had provided letters of credit and other credit support totaling $96.6 million (December 31, 2019 - $120.6 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements.

11. Financial Instruments and Fair Value Measurement

Financial Instruments

At September 30, 2020, the Company’s financial instruments recognized on the balance sheet consisted of: cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investment, accounts payable and accrued liabilities, derivatives, long-term debt, equity compensation award liability and other long-term liabilities.

Fair Value Measurement

The fair value of investment, derivatives and equity compensation award liability is remeasured at the estimated fair value at the end of each reporting period.

Investment in PetroTal

The fair value of the Company's investment in PetroTal was estimated to be $33.2 million at September 30, 2020, based on the closing stock price of PetroTal of $0.18 CAD and the foreign exchange rate at that date. PetroTal is a publicly-traded energy company incorporated and domiciled in Canada engaged in exploration, appraisal and development of crude oil and natural gas in Peru. PetroTal's shares are listed on the Toronto Stock Exchange Venture under the trading symbol 'TAL' and on the London Stock Exchange Alternative Investment Market under the trading symbol 'PTAL'. Gran Tierra through a subsidiary holds approximately 246 million common shares representing approximately 30% of PetroTal's issued and outstanding common shares. Gran Tierra has the right to nominate two directors to the board of PetroTal.

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

PSUs and DSUs

The fair value of the PSUs liability was estimated based on a pricing model using inputs such as quoted market prices in an active market, and PSUs performance factor. The fair value of DSUs liability is measured using quoted market prices in an active market.

The fair value of investment, derivatives and PSUs and DSUs liability at September 30, 2020, and December 31, 2019, was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2020	As at December 31, 2019
Investment	$33,209	$94,741

Derivative liability	$3,184	$775
PSUs and DSUs liability	2,327	7,859
	$5,511	$8,634

The following table presents gains or losses on financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Commodity price derivative (gain) loss	$(2,206)	$(24)	$(12,983)	$464
Foreign currency derivatives loss	33	337	3,566	392
Investment loss (gain)	1,055	11,972	60,124	(3,746)
Financial instruments loss	405	—	1,162	—
	$(713)	$12,285	$51,869	$(2,890)

Investment loss (gain) for the three and nine months ended September 30, 2020 and 2019, was related to the fair value loss (gain) on the PetroTal shares Gran Tierra received in connection with the sale of its Peru business unit in December 2017. For the three and nine months ended September 30, 2020 and 2019, this investment loss (gain) was unrealized.

Financial instruments not recorded at fair value include the Company's 6.25% Senior Notes due 2025 (the "6.25% Senior Notes") and 7.75% Senior Notes due 2027 (the "7.75% Senior Notes"). At September 30, 2020, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $291.9 million and $290.6 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $103.6 million and $105.6 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

At September 30, 2020, the fair value of the investment and DSUs liability was determined using Level 1 inputs, the fair value of derivatives and PSUs liability was determined using Level 2 inputs.

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

At September 30, 2020, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Collars: October 1, to December 31, 2020	11,000	ICE Brent	27.05	35.68	43.43	0.54
Collars: January 1, to June 30, 2021	9,000	ICE Brent	35.56	45.22	52.48	n/a
Swaptions: July 1, to December 31, 2021	3,000	ICE Brent	n/a	n/a	56.75	n/a

Foreign Currency Derivatives

The Company utilizes foreign currency derivatives to manage the variability in cash flows associated with the Company's forecasted Colombian peso ("COP") denominated expenses. At September 30, 2020, the Company had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions of COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: October 1, to December 31, 2020	36,750	9,474	COP	3,306	3,425
(1) At September 30, 2020 foreign exchange rate.

12. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents with the Company's interim unaudited condensed consolidated balance sheet that sum to the total of the same such amounts shown in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at September 30,		As at December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$21,385	$13,959	$8,301	$51,040
Restricted cash and cash equivalents - current	423	676	516	1,269
Restricted cash and cash equivalents - long-term (included in other long-term assets)	3,007	2,119	2,258	1,999
	$24,815	$16,754	$11,075	$54,308

Net changes in assets and liabilities from operating activities were as follows:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019
Accounts receivable and other long-term assets	$31,108	$3,476
Derivatives	694	(658)
Inventory	(2,377)	(3,403)
Prepaids	(183)	353
Accounts payable and accrued and other long-term liabilities	(57,621)	(21,687)
Taxes receivable and payable	51,667	(61,687)
Net changes in assets and liabilities from operating activities	$23,288	$(83,606)

Changes in non-cash investing working capital for the nine months ended September 30, 2020, are comprised of a decrease in accounts payable and accrued liabilities of $69.9 million and an increase in accounts receivable of $0.3 million (nine months ended September 30, 2019, an increase in accounts payable and accrued liabilities of $19.7 million and an increase in accounts receivable of $0.4 million).

The following table provides additional supplemental cash flow disclosures:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019
Cash paid for income taxes	$11,603	$38,022
Cash paid for interest	$35,408	$25,850

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$7,805	$105,342

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

Financial and Operational Highlights

Key Highlights for the third quarter of 2020
•During the third quarter of 2020, we repaid $7.0 million of the amount drawn under the revolving credit facility, reduced our current accounts payable by $49.8 million or 53% since the end of the second quarter of 2020 and increased our cash balance by $5.9 from the end of the previous quarter
•During the third quarter, we collected a total of $50.0 million in VAT and income tax refunds from the Colombian government and paid $4.9 million in VAT and income tax for a net reduction of $45.1 million in taxes receivable. Year-to-date, we have collected a total of $97.0 million in VAT and income tax refunds
•With 2020's oil price volatility and logistical challenges due to COVID-19, we elected to keep third quarter 2020 capital expenditures relatively low at $7.4 million which is 94% decrease from the comparative quarter of 2019. We plan to restart development drilling operations in the fourth quarter of 2020 by drilling one to two new oil wells by 2020 year-end
•Net loss was $107.8 million compared with a net loss of $28.8 million and a net loss of $370.6 million in the third quarter of 2019 and the second quarter of 2020, respectively
•NAR production was 17,051 BOPD, 39% lower than the third quarter of 2019. Production decreased as a result of shut-in production at the Suroriente and PUT-7 Blocks due to force majeure related to a local farmers' blockade which has since been resolved by the end of the third quarter of 2020, and the shut-in of minor fields due to low price environment for the majority of the third quarter, partially offset by a decrease in royalties driven by lower oil prices
•Oil sales volumes(1) were 17,066 BOPD, 38% and 11% lower than the third quarter of 2019 and the second quarter of 2020, respectively. The quarter's decrease in oil sales volumes was commensurate with lower production
•Oil sales were $53.1 million, 60% lower and 57% higher compared to the third quarter of 2019 and the second quarter of 2020, respectively
•Operating expenses decreased by 45% and increased by 9% compared to the third quarter of 2019 and the second quarter of 2020, respectively
•Workover expenses decreased by 90% and 21% compared to the third quarter of 2019 and the second quarter of 2020, respectively, as a result of more cost efficient workover design, reduced staffing, and new contracts for workover rigs and electronic submersible pumps we forecast a 30%-35% decrease in cost per workover compared to 2019
•Transportation expenses decreased by 60% compared to the third quarter of 2019 and the second quarter of 2020, respectively
•Operating netback(2) was $31.1 million compared with $82.7 million in the third quarter of 2019 and increased by $19.9 million or 177% from the prior quarter
•Adjusted EBITDA(2) was $21.8 million compared with $73.7 million in the third quarter of 2019 and increased by $3.9 million or 22% from the prior quarter
•Funds flow from operations(2) decreased by 86% to $8.1 million compared with the third quarter of 2019, as a result of lower production and a 30% decrease in the price of Brent and increased $2.1 million or 35% from the prior quarter
•Quality and transportation discounts per bbl were $9.49 compared to $10.05 in the third quarter of 2019. The decrease was due to lower Castilla differentials, slightly offset by higher Vasconia differentials during the third quarter of 2020
•General and administrative ("G&A") before stock-based compensation decreased by 41% and 14% compared to the third quarter of 2019 and the second quarter of 2020, respectively, due to a mix of temporary and permanent cost saving measures, such as lowering consulting, travel and general office expenses in response to the low oil price environment and COVID-19 experienced during the current quarter

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
	2020	2019	% Change	2020	2020	2019	% Change
Average Daily Volumes (BOPD)
Consolidated
Working Interest Production Before Royalties	18,944	32,918	(42)	20,165	22,864	35,454	(36)
Royalties	(1,893)	(5,155)	(63)	(1,757)	(2,600)	(5,929)	(56)
Production NAR	17,051	27,763	(39)	18,408	20,264	29,525	(31)
Decrease (Increase) in Inventory	15	(58)	126	858	117	65	80
Sales(1)	17,066	27,705	(38)	19,266	20,381	29,590	(31)

Net (Loss) Income	$(107,821)	$(28,833)	(274)	$(370,649)	$(730,096)	$11,686	(6,348)

Operating Netback
Oil Sales	$53,142	$132,491	(60)	$33,824	$173,045	$443,049	(61)
Operating Expenses	(19,645)	(35,603)	(45)	(18,003)	(69,933)	(104,119)	(33)
Workover Expenses	(1,076)	(10,979)	(90)	(1,361)	(14,740)	(30,025)	(51)
Transportation Expenses	(1,286)	(3,179)	(60)	(3,226)	(8,549)	(16,167)	(47)
Operating Netback(2)	$31,135	$82,730	(62)	$11,234	$79,823	$292,738	(73)

G&A Expenses Before Stock-Based Compensation	$4,506	$7,645	(41)	$5,237	$17,183	$24,782	(31)
G&A Stock-Based Compensation Expense (Recovery)	56	(8)	800	1,292	(707)	1,092	(165)
G&A Expenses, Including Stock-Based Compensation	$4,562	$7,637	(40)	$6,529	$16,476	$25,874	(36)

Adjusted EBITDA(2)	$21,790	$73,717	(70)	$17,851	$74,157	$264,981	(72)

Funds Flow From Operations(2)	$8,056	$59,021	(86)	$5,974	$36,257	$222,740	(84)

Capital Expenditures	$7,354	$116,495	(94)	$4,747	$56,378	$310,579	(82)
(1) Sales volumes represent production NAR adjusted for inventory changes.

(2) Non-GAAP measures

Operating netback, EBITDA, Adjusted EBITDA and funds flow from operations are non-GAAP measures and do not have any standardized meaning prescribed under GAAP. Management views these measures as financial performance measures. Investors are cautioned that these measures should not be construed as alternatives to net (loss) income or other measures of financial performance as determined in accordance with GAAP. Our method of calculating these measures may differ from other companies and, accordingly, may not be comparable to similar measures used by other companies. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.

Operating netback, as presented, is defined as oil sales less operating, workover and transportation expenses. Management believes that operating netback is a useful supplemental measure for management and investors to analyze financial performance and provides an indication of the results generated by our principal business activities prior to the consideration of other income and expenses. A reconciliation from oil sales to operating netback is provided in the table above.

EBITDA, as presented, is defined as net (loss) income adjusted for depletion, depreciation and accretion ("DD&A") expenses, interest expense and income tax expense (recovery). Adjusted EBITDA, as presented, is defined as EBITDA adjusted for goodwill and asset impairment, unrealized foreign exchange gains or losses, stock-based compensation expense or recovery, loss on redemption of Convertible Notes, other non-cash losses and unrealized financial instruments gains or losses. Management uses these supplemental measures to analyze performance and income or loss generated by our principal business activities prior to the consideration of how non-cash items affect that income or loss, and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net (loss) income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2020	2019
Net (loss) income	$(107,821)	$(28,833)	$(370,649)	$(730,096)	$11,686
Adjustments to reconcile net (loss) income to EBITDA and Adjusted EBITDA
DD&A expenses	31,340	49,812	42,484	131,118	164,430
Interest expense	14,029	12,153	13,365	40,204	30,655
Income tax expense (recovery)	(20,565)	11,521	(76,575)	(62,236)	45,675
EBITDA (non-GAAP)	$(83,017)	$44,653	$(391,375)	$(621,010)	$252,446
Goodwill impairment	—	—	—	102,581	—
Asset impairment	104,731	—	398,458	507,093	—
Unrealized foreign exchange loss (gain)	3,080	6,412	(1,544)	22,335	5,303
Stock-based compensation expense (recovery)	56	(8)	1,292	(707)	1,092
Loss on redemption of Convertible Notes	—	11,305	—	—	11,305
Other non-cash loss	2,026	—	—	2,026	—
Unrealized financial instruments (gain) loss	(5,086)	11,355	11,020	61,839	(5,165)
Adjusted EBITDA (non-GAAP)	$21,790	$73,717	$17,851	$74,157	$264,981

Funds flow from operations, as presented, is defined as net (loss) income adjusted for DD&A expenses, goodwill and asset impairment, deferred tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gains or losses, financial instruments gains or losses, loss on redemption of Convertible Notes, other non-cash losses and cash settlement of financial instruments. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net (loss) income to funds flow from operations is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2020	2019
Net (loss) income	$(107,821)	$(28,833)	$(370,649)	$(730,096)	$11,686
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	31,340	49,812	42,484	131,118	164,430
Goodwill impairment	—	—	—	102,581	—
Asset impairment	104,731	—	398,458	507,093	—
Deferred tax expense (recovery)	(21,202)	8,472	(76,200)	(62,796)	31,752
Stock-based compensation expense (recovery)	56	(8)	1,292	(707)	1,092
Amortization of debt issuance costs	838	789	1,092	2,774	2,574
Non-cash lease expense	523	472	481	1,494	1,366
Lease payments	(429)	(755)	(460)	(1,404)	(1,603)
Unrealized foreign exchange loss (gain)	3,080	6,412	(1,544)	22,335	5,303
Financial instruments (gain) loss	(713)	12,285	164	51,869	(2,890)
Loss on redemption of Convertible Notes	—	11,305	—	—	11,305
Other non-cash loss	2,026	—	—	2,026	—
Cash settlement of financial instruments	(4,373)	(930)	10,856	9,970	(2,275)
Funds flow from operations (non-GAAP)	$8,056	$59,021	$5,974	$36,257	$222,740

Additional Operational Results

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
	2020	2019	% Change	2020	2020	2019	% Change
(Thousands of U.S. Dollars)
Oil sales	$53,142	$132,491	(60)	$33,824	$173,045	$443,049	(61)
Operating expenses	19,645	35,603	(45)	18,003	69,933	104,119	(33)
Workover expenses	1,076	10,979	(90)	1,361	14,740	30,025	(51)
Transportation expenses	1,286	3,179	(60)	3,226	8,549	16,167	(47)
Operating netback(1)	31,135	82,730	(62)	11,234	79,823	292,738	(73)

COVID-19 related costs	1,108	—	100	421	1,529	—	100
DD&A expenses	31,340	49,812	(37)	42,484	131,118	164,430	(20)
Goodwill impairment	—	—	—	—	102,581	—	100
Asset impairment	104,731	—	100	398,458	507,093	—	100
G&A expenses before stock-based compensation	4,506	7,645	(41)	5,237	17,183	24,782	(31)
G&A stock-based compensation expense (recovery)	56	(8)	800	1,292	(707)	1,092	(165)
Severance expenses	122	140	(13)	25	1,469	1,082	36
Foreign exchange loss (gain)	4,275	6,840	(38)	(2,988)	20,094	5,581	260
Financial instruments (gain) loss	(713)	12,285	(106)	164	51,869	(2,890)	1,895
Other loss	67	11,305	(99)	—	67	11,305	(99)
Interest expense	14,029	12,153	15	13,365	40,204	30,655	31
	159,521	100,172	59	458,458	872,500	236,037	270

Interest income	—	130	(100)	—	345	660	(48)

(Loss) income before income taxes	(128,386)	(17,312)	(642)	(447,224)	(792,332)	57,361	(1,481)

Current income tax expense (recovery)	637	3,049	(79)	(375)	560	13,923	(96)
Deferred income tax expense (recovery)	(21,202)	8,472	(350)	(76,200)	(62,796)	31,752	(298)
	(20,565)	11,521	(279)	(76,575)	(62,236)	45,675	(236)
Net (loss) income	$(107,821)	$(28,833)	(274)	$(370,649)	$(730,096)	$11,686	(6,348)

Sales Volumes (NAR)
Total sales volumes, BOPD	17,066	27,705	(38)	19,266	20,381	29,590	(31)

Brent Price per bbl	$43.34	$62.03	(30)	$33.39	$42.53	$64.75	(34)

Consolidated Results of Operations per BOE Sales Volumes NAR
Oil sales	$33.85	$51.98	(35)	$19.29	$30.99	$54.85	(44)
Operating expenses	12.51	13.97	(10)	10.27	12.52	12.89	(3)
Workover expenses	0.69	4.31	(84)	0.78	2.64	3.72	(29)

Transportation expenses	0.82	1.25	(34)	1.84	1.53	2.00	(24)
Operating netback(1)	19.83	32.45	(39)	6.40	14.30	36.24	(61)

COVID-19 related costs	0.71	—	100	0.24	0.27	—	100
DD&A expenses	19.96	19.54	2	24.23	23.48	20.35	15
Goodwill impairment	—	—	—	—	18.37	—	100
Asset impairment	66.71	—	100	227.28	90.80	—	100
G&A expenses before stock-based compensation	2.87	3.00	(4)	2.99	3.08	3.07	—
G&A stock-based compensation expense (recovery)	0.04	—	100	0.74	(0.13)	0.14	(193)
Severance expenses	0.08	0.05	60	0.01	0.26	0.13	100
Foreign exchange loss (gain)	2.72	2.68	1	(1.70)	3.60	0.69	422
Financial instruments (gain) loss	(0.45)	4.82	(109)	0.09	9.29	(0.36)	2,681
Other loss	0.04	4.44	(99)	—	0.01	1.40	(99)
Interest expense	8.94	4.77	87	7.62	7.20	3.79	90
	101.62	39.30	159	261.50	156.23	29.21	435

Interest income	—	0.05	(100)	—	0.06	0.08	(25)

(Loss) income before income taxes	(81.79)	(6.80)	(1,103)	(255.10)	(141.87)	7.11	(2,095)

Current income tax expense (recovery)	0.41	1.20	(66)	(0.21)	0.10	1.72	(94)
Deferred income tax expense (recovery)	(13.50)	3.32	(507)	(43.46)	(11.24)	3.93	(386)
	(13.09)	4.52	(390)	(43.67)	(11.14)	5.65	(297)
Net (loss) income	$(68.70)	$(11.32)	(507)	$(211.43)	$(130.73)	$1.46	(9,054)

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average Daily Volumes (BOPD)
Working Interest ("WI") Production Before Royalties	18,944	32,918	22,864	35,454
Royalties	(1,893)	(5,155)	(2,600)	(5,929)
Production NAR	17,051	27,763	20,264	29,525
Decrease (Increase) in Inventory	15	(58)	117	65
Sales	17,066	27,705	20,381	29,590

Royalties, % of WI Production Before Royalties	10%	16%	11%	17%

Oil production NAR for the three and nine months ended September 30, 2020, decreased by 39% and 31%, respectively, compared to the corresponding periods of 2019, as a result of shut-in production at the Suroriente and PUT-7 Blocks due to force majeure related to a local farmers' blockade which has since been resolved by the end of the third quarter of 2020, and the shut-in of minor fields due to low price environment for the majority of the third quarter.

Royalties as a percentage of production for the three and nine months ended September 30, 2020, decreased compared with the corresponding periods of 2019 commensurate with the decrease in benchmark oil prices and the price sensitive royalty regime in Colombia.

Production
40,000
32,000
24,000
16,000
8,000
—
Average Daily Volumes (BOEPD)
18%
16%
14%
12%
10%
8%
Royalties as a % of Production
32,918
32,924
29,527
20,165
18,944
16%
16%
14%
9%
10%
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020

Production By Block, Year-to-Date September 30, 2020
Other, 12.4%
Midas, 51.1%
Chaza, 36.6%
Midas
Chaza
Other

The Midas block includes Acordionero, Mochuelo and Ayombero fields and the Chaza block includes Costayaco and Moqueta fields

Operating Netback

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2020	2019
Oil Sales	$53,142	$132,491	$33,824	$173,045	$443,049
Transportation Expenses	(1,286)	(3,179)	(3,226)	(8,549)	(16,167)
	51,856	129,312	30,598	164,496	426,882
Operating Expenses	(19,645)	(35,603)	(18,003)	(69,933)	(104,119)
Workover Expenses	(1,076)	(10,979)	(1,361)	(14,740)	(30,025)
Operating Netback(1)	$31,135	$82,730	$11,234	$79,823	$292,738

U.S. Dollars Per bbl Sales Volumes NAR
Brent	$43.34	$62.03	$33.39	$42.53	$64.75
Quality and Transportation Discounts	(9.49)	(10.05)	(14.10)	(11.54)	(9.90)
Average Realized Price	33.85	51.98	19.29	30.99	54.85
Transportation Expenses	(0.82)	(1.25)	(1.84)	(1.53)	(2.00)
Average Realized Price Net of Transportation Expenses	33.03	50.73	17.45	29.46	52.85
Operating Expenses	(12.51)	(13.97)	(10.27)	(12.52)	(12.89)
Workover Expenses	(0.69)	(4.31)	(0.78)	(2.64)	(3.72)
Operating Netback(1)	$19.83	$32.45	$6.40	$14.30	$36.24

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Change in Operating Netback by Component
Q3 2019 vs. Q3 2020
$40.00
$30.00
$20.00
$10.00
$0.00
$ / BOE
$32.45
$(18.13)
$0.43
$1.46
$3.62
$19.83
Q3 2019 Netback
Revenue
Transportation Expenses
Operating Expenses
Workover Expenses
Q3 2020 Netback

Change in Operating Netback by Component
Q3 2019 YTD vs. Q3 2020 YTD
$40.00
$30.00
$20.00
$10.00
$0.00
$ / BOE
$36.24
$(23.86)
$0.47
$0.37
$1.08
$14.30
Q3 2019 YTD Netback
Revenue
Transportation Expenses
Operating Expenses
Workover Expenses
Q3 2020 YTD Netback

Change in Operating Netback by Component
Q2 2020 vs. Q3 2020
$/BOE
$25.00
$20.00
$15.00
$10.00
$5.00
$0.00
$6.40
$14.56
$1.02
$(2.24)
$0.09
$19.83
Q2 2020 Netback
Revenue
Transportation Expenses
Operating Expenses
Workover Expenses
Q3 2020 Netback

Quality and Transportation Discounts & Transportation Expenses
$20.00
$15.00
$10.00
$5.00
$0.00
$/BOE
$11.30
$1.25
$10.05
$12.13
$1.65
$10.48
$14.54
$1.79
$12.75
$15.94
$1.84
$14.10
$10.31
$0.82
$9.49
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Total Transportation Expense and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

Oil sales for the three months ended September 30, 2020 decreased 60% to $53.1 million as a result of a 30% decrease in Brent price and lower sales volumes, offset by lower quality and transportation discounts when compared to the corresponding period of 2019. For the nine months ended September 30, 2020 oil sales decreased 61% to $173.0 million as a result of a 34% decrease in Brent price, lower sales volumes and higher quality and transportation discounts when compared to the corresponding period of 2019. Compared with the prior quarter, oil sales increased 57% as a result of a 30% increase in Brent price and lower quality and transportation discounts, offset by lower sales volumes.

The following table shows the effect of changes in realized price and sales volumes on our oil sales for the three and nine months ended September 30, 2020 compared to the prior quarter and the corresponding periods of 2019:

(Thousands of U.S. Dollars)	Third Quarter 2020 Compared with Second Quarter 2020	Third Quarter 2020 Compared with Third Quarter 2019	Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Oil sales for the comparative period	$33,824	$132,491	$443,049
Realized sales price increase (decrease) effect	22,851	(28,470)	(133,242)
Sales volumes decrease effect	(3,533)	(50,879)	(136,762)
Oil sales for the three and nine months ended September 30, 2020	$53,142	$53,142	$173,045

Average realized price for the three and nine months ended September 30, 2020 decreased 35% and 44%, respectively, compared to the corresponding periods of 2019. The decreases were commensurate with the decreases in benchmark oil prices in addition to higher Vasconia and Castilla differentials. Compared to the prior quarter, the average realized price increased 75% due to higher benchmark oil prices and lower Vasconia and Castilla differentials.

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses and our primary focus is on maximizing operating netback. The following table shows the percentage of oil volumes we sold in Colombia using each option for the three and nine months ended September 30, 2020 and 2019, and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2020	2019	2020	2020	2019
Volume transported through pipeline	—%	—%	15%	5%	2%
Volume sold at wellhead	48%	54%	49%	45%	48%
Volume transported via truck to sales point	52%	46%	36%	50%	50%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive higher realized price, but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expenses.

Transportation expenses for the three and nine months ended September 30, 2020 decreased by 60% and 47% to $1.3 million and $8.5 million, respectively, compared to the corresponding periods of 2019, as a result of lower sales volumes during current periods. On a per bbl basis, transportation expenses decreased by 34% and 24% to $0.82 and $1.53, respectively, for the three and nine months ended September 30, 2020, as a result of utilization of alternative transportation routes during current periods of 2020, which had lower cost per bbl compared to the corresponding periods of 2019.

For the three months ended September 30, 2020, transportation expenses decreased by 60% compared to $3.2 million in the prior quarter. On a per bbl basis, transportation expenses decreased by 55% from $1.84 in the prior quarter. The Q3 2020 decrease when compared to the prior quarter is a result of no volumes being shipped through the OTA pipeline during the current period and an adjustment relating to tariffs previously paid on the OTA pipeline.

Transportation Expenses
$4.8
$3.6
$2.4
$1.2
$—
$ Million
$2.50
$2.25
$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$/BOE
$3.2
$4.2
$4.0
$3.2
$1.3
$1.25
$1.65
$1.79
$1.84
$0.82
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Transportation Expense
Transportation Expenses ($/BOE)

Operating expenses for the three and nine months ended September 30, 2020 decreased by 45% and 33% to $19.6 and $69.9 million, respectively, compared to the corresponding periods of 2019. On a per bbl basis, operating expenses decreased by $1.46 and $0.37, respectively for the three and nine months ended September 30, 2020, due to lower power generation and equipment rental costs resulting from successful completion of power generation and expansion facilities in the Acordionero field and cost savings attributed to the shut-in of higher cost wells compared to the corresponding periods of 2019. By the end of the third quarter of 2020, we commenced activation of 10 shut-in oil fields and restarted our workover program in the Acordionero field.

Operating expenses for the three months ended September 30, 2020, increased by 9% compared with the prior quarter. On a per bbl basis, operating expenses for the three months ended September 30, 2020, increased by $2.24, primarily as a result of the cost associated with restarting operating activities of previously shut-in wells and lower sales volumes during the current quarter.

Operating Expense
$40.0
$30.0
$20.0
$10.0
$—
$ Millions
$20.00
$17.50
$15.00
$12.50
$10.00
$/BOE
$35.6
$38.0
$32.3
$18.0
$19.6
$13.97
$14.84
$14.28
$10.27
$12.51
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Operating Expense
Operating Expenses ($/BOE)

Workover expenses on a per bbl basis, decreased to $0.69 and $2.64 for the three and nine months ended September 30, 2020, compared to $4.31 and $3.72, respectively, in the corresponding periods of 2019 due to less workover activities performed during current periods. Workover expenses decreased by $0.09 per bbl compared to the prior quarter as a result of minimal workover activities focused in the Acordionero field during the third quarter of 2020. As a result of more cost efficient work over design, reduced staffing, and new contracts for workover rigs and electronic submersible pumps we forecast a 30%-35% decrease in cost per workover compared to 2019.

Workover Expenses
$16.0
$12.0
$8.0
$4.0
$—
$ Million
$7.50
$5.00
$2.50
$—
$/BOE
$11.0
$11.1
$12.3
$1.4
$1.1
$4.31
$4.34
$5.44
$0.78
$0.69
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Workover
Workover Expenses ($/BOE)

COVID-19 Costs

The COVID-19 pandemic resulted in extra operating and transportation costs related to COVID-19 health and safety preventative measures including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. COVID-19 costs relating to operating activities for the three and nine months ended September 30, 2020 were $1.0 million and $1.4 million, respectively. COVID-19 costs relating to transportation activities for the three and nine months ended September 30, 2020 were $0.1 million.

DD&A Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
DD&A Expenses, thousands of U.S. Dollars	$31,340	$49,812	$131,118	$164,430
DD&A Expenses, U.S. Dollars per bbl	19.96	19.54	23.48	20.35

DD&A expenses for the three and nine months ended September 30, 2020, decreased 37% and 20% and increased by $0.42 and $3.13 per bbl, respectively, due to lower production and lower costs in the depletable base as a result of the ceiling test impairment compared to the corresponding periods in 2019.

For the three months ended September 30, 2020 DD&A expenses decreased 26% or by $4.27 per bbl when compared to the prior quarter, due to lower production volumes and the reduction of the depletable base as a result of higher ceiling test impairment taken in the prior quarter.

Impairment

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Oil and gas property impairment	$104,659	$—	$502,941	$—
Inventory impairment	72	—	4,152	—
Asset Impairment	104,731	—	507,093	—
Goodwill impairment	—	—	102,581	—
	$104,731	$—	$609,674	$—

Asset Impairment

(i) Oil and gas property impairment

For the three and nine months ended September 30, 2020, we recorded ceiling test impairment losses of $104.7 million and $502.9 million, respectively, as a result of lower oil prices compared to the oil prices in the corresponding periods of 2019. We follow the full cost method of accounting for our oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price for the 12 month period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. That average price is then held constant, except for changes which are fixed and determinable by the existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of our reserves. In accordance with GAAP, we used an average Brent price of $47.95 per bbl for the purposes of the September 30, 2020 ceiling test calculations (September 30, 2019 - $67.20). There was no ceiling test impairment for the three and nine months ended September 30, 2019.

(ii) Inventory Impairment

For the three and nine months ended September 30, 2020, we recorded $0.1 million and $4.2 million, respectively, of impairment relating to inventory due to the decline in the commodity prices in 2020. There was no inventory impairment for the three and nine months ended September 30, 2019.

Goodwill Impairment

For the three and nine months ended September 30, 2020, we recorded nil and $102.6 million, respectively, of goodwill impairment relating to our Colombia business unit. The impairment was due to the carrying value of the unit exceeding its fair value as a result of the cumulative impact of the shut-in of higher cost production fields and lower forecasted commodity prices. The estimated fair value of the Colombia unit for the goodwill impairment test was based on the discounted after-tax cash flows associated with the proved and probable reserves of the reporting unit. Our goodwill consisted entirely of $102.6 million relating to the Solana Resources Limited and Argosy Energy International L.P. acquisitions in 2008 and 2006, respectively. There was no goodwill impairment for the three and nine months ended September 30, 2019.

G&A Expenses

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019	% Change	2020	2020	2019	% Change
G&A Expenses Before Stock-Based Compensation	$4,506	$7,645	(41)	$5,237	$17,183	$24,782	(31)
G&A Stock-Based Compensation Expense (Recovery)	56	(8)	800	1,292	(707)	1,092	(165)
G&A Expenses, Including Stock-Based Compensation	$4,562	$7,637	(40)	$6,529	$16,476	$25,874	(36)
U.S. Dollars Per bbl Sales Volumes NAR
G&A Expenses Before Stock-Based Compensation	$2.87	$3.00	(4)	$2.99	$3.08	$3.07	—
G&A Stock-Based Compensation Expense (Recovery)	0.04	—	100	0.74	(0.13)	0.14	(193)
G&A Expenses, Including Stock-Based Compensation	$2.91	$3.00	(3)	$3.73	$2.95	$3.21	(8)

For the three and nine months ended September 30, 2020, G&A expenses before stock-based compensation decreased by 41% and 31%, respectively, from the corresponding periods of 2019, due to cost saving measures implemented in 2020. On a per bbl basis, for the three months ended September 30, 2020, G&A expenses before stock-based compensation decreased 4% to $2.87 compared to the corresponding period of 2019, due to headcount optimization and cost saving measures implemented during the current quarter, such as lowering consulting, travel and general office expenses. On a per bbl basis, for the nine months ended September 30, 2020, G&A expenses were comparable to the corresponding period of 2019. The G&A expenses per bbl are consistent with a 31% and 39% decrease in production for the three and nine months ended September 30, 2020 when compared to the same periods of 2019, respectively. For the three months ended September 30, 2020, G&A expenses before stock-based compensation decreased 14% or $0.12 per bbl when compared to the prior quarter due to the continued impact of cost saving measures including lower consulting, travel and general office expenses.

G&A expenses after stock-based compensation for the three and nine months ended September 30, 2020 decreased by 40% and 36% (3% and 8% per bbl), respectively, compared to the corresponding periods of 2019, mainly due to lower stock-based compensation resulting from a lower share price. G&A expenses after stock-based compensation for the three months ended September 30, 2020 decreased by 30% (22% per bbl), compared with the prior quarter, primarily due to a lower stock-based compensation resulting from lower share price in the current period.

G&A Expenses
$10.0
$7.5
$5.0
$2.5
$ Millions
$5.00
$4.00
$3.00
$2.00
$1.00
$/BOE
$7.6
$8.9
$5.4
$6.5
$4.6
$3.00
$3.46
$2.38
$3.73
$2.91
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
G&A Expenses
G&A Expenses ($/BOE)

Foreign Exchange Gains and Losses

For the three and nine months ended September 30, 2020, we had a $4.3 million and $20.1 million, respectively, loss on foreign exchange compared with a $6.8 million and a $5.6 million, respectively, loss on foreign exchange in the corresponding periods of 2019. Accounts receivable, taxes receivable, deferred income taxes, accounts payable and investments are considered monetary items, and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the main source of the foreign exchange losses in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in the U.S. dollar against the Colombian peso	strengthened by	strengthened by	strengthened by	strengthened by
	3%	8%	18%	7%
Change in the U.S. dollar against the Canadian dollar	weakened by	strengthened by	strengthened by	weakened by
	2%	1%	3%	3%

Financial Instrument Gains and Losses

The following table presents the nature of our financial instruments gains and losses for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Commodity price derivative (gain) loss	$(2,206)	$(24)	$(12,983)	$464
Foreign currency derivatives loss	33	337	3,566	392
Investment loss (gain)	1,055	11,972	60,124	(3,746)
Financial instruments loss	405	—	1,162	—
	$(713)	$12,285	$51,869	$(2,890)

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019
Income (loss) before income tax	$(128,386)	$(17,312)	$(792,332)	$57,361

Current income tax expense	$637	$3,049	$560	$13,923
Deferred income tax expense (recovery)	(21,202)	8,472	(62,796)	31,752
Total income tax expense (recovery)	$(20,565)	$11,521	$(62,236)	$45,675

Effective tax rate	16%	(67)%	8%	79%

Current income tax expense was lower for the nine months ended September 30, 2020, compared to the corresponding period of 2019, primarily as a result of lower income in Colombia. The deferred income tax recovery for the nine months ended September 30, 2020, was the result of a ceiling test impairment loss in Colombia; which was partially offset by losses incurred in Colombia that are now fully offset by a valuation allowance. The deferred income tax expense in the comparative period of 2019, was mainly the result of tax depreciation being higher than accounting deprecation in Colombia.
For the nine months ended September 30, 2020, the difference between the effective tax rate of 8% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, foreign translation adjustments, the non-deductibility of goodwill impairment for tax purposes, and the non-deductible portion (50%) of the unrealized loss on the PetroTal shares.

For the nine months ended September 30, 2019, the difference between the effective tax rate of 79% and the 33% Colombian tax rate was primarily due to foreign translation adjustments, an increase in the valuation allowance and the impact of foreign tax rates.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Third Quarter 2020 Compared with Second Quarter 2020	% change	Third Quarter 2020 Compared with Third Quarter 2019	% change	Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019	% change
Net (loss) income for the comparative period	$(370,649)		$(28,833)		11,686
Increase (decrease) due to:
Sales price	22,851		(28,470)		(133,242)
Sales volumes	(3,533)		(50,879)		(136,762)
Expenses:
Operating	(1,642)		15,958		34,186
Workover	285		9,903		15,285
Transportation	1,940		1,893		7,618
Cash G&A	731		3,139		7,599
Net lease payments	73		377		327
Severance	(97)		18		(387)
Interest, net of amortization of debt issuance costs	(918)		(1,827)		(9,349)
Realized foreign exchange	(2,639)		(767)		2,519
Settlement of financial instruments	(15,229)		(3,443)		12,245
Current taxes	(1,012)		2,412		13,363
Other income	1,959		1,959		1,959
Covid-19 related costs	(687)		(1,108)		(1,529)
Interest income	—		(130)		(315)
Net change in funds flow from operations(1) from comparative period	2,082		(50,965)		(186,483)
Expenses:
Depletion, depreciation and accretion	11,144		18,472		33,312
Goodwill impairment	—		—		(102,581)
Asset impairment	293,727		(104,731)		(507,093)
Deferred tax	(54,998)		29,674		94,548
Amortization of debt issuance costs	254		(49)		(200)
Stock-based compensation	1,236		(64)		1,799
Financial instruments gain or loss, net of financial instruments settlements	16,106		16,441		(67,004)
Unrealized foreign exchange	(4,624)		3,332		(17,032)
Loss on redemption of convertible debt	(2,026)		9,279		9,279
Net lease payments	(73)		(377)		(327)
Net change in net (loss) income	262,828		(78,988)		(741,782)
Net loss for the current period	$(107,821)	71%	$(107,821)	(274)%	$(730,096)	(6,348)%

(1)Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended September 30, 2020 were $7.4 million:

(Millions of U.S. Dollars)
Colombia:
Exploration	$1.7
Development:
Drilling and Completions	—
Facilities	1.1
Other	4.4
7.2
Corporate	0.2
$7.4

During the three months ended September 30, 2020, we did not drill any exploration or development wells.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	September 30, 2020	% Change	December 31, 2019
Cash and Cash Equivalents and Current Restricted Cash and Cash Equivalents	$21,808	147	$8,817

Working Capital, Including Cash and Cash Equivalents	$49,911	(45)	$91,347

Revolving Credit Facility	$200,000	69	$118,000

6.25% Senior Notes	$300,000	—	$300,000

7.75% Senior Notes	$300,000	—	$300,000

The outbreak of the COVID-19 virus, which was declared a pandemic by the World Health Organization, has spread across the globe and impacted worldwide economic activity. In addition, global commodity prices declined significantly due to disputes between major oil producing countries combined with the impact of the COVID-19 pandemic and associated reductions in global demand for oil. Governments worldwide, including those in Colombia and Ecuador, the countries where we operate, enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused, and may continue to cause, material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions however the success of these interventions is not currently determinable. The current challenging economic climate is having and may continue to have significant adverse impacts on our Company including, but not exclusively:
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
•interruptions in operations as we adjust personnel to the dynamic environment; and
•inability to operate or delay in operations as a result COVID-19 restrictions in the countries in which we operate

The unprecedented decline in oil prices has materially reduced our forecasted EBITDAX and the estimated value of our oil reserves. Based on current forecasted Brent pricing and production levels, which can change materially in very short time frames, we forecasted to be in compliance with the amended financial covenants contained in the revolving credit facility for at least the next year from the date of these financial statements. The amount available under our senior secured credit facility is based on the lenders determination of the borrowing base. The borrowing base is determined, by the lenders, based on our reserves and commodity prices. The next renewal of the borrowing base is scheduled for November 2020 and there is risk that the borrowing base may be reduced by the lenders. In addition, our ability to borrow under the credit facility may be limited by the terms of the indentures for the 6.25% Senior Notes and 7.75% Senior Notes.

The risk of non-compliance with the covenants in the lending agreements and the risk associated with maintaining the borrowing base is heightened in the current period of volatility coupled with the unprecedented disruption caused by the COVID-19 pandemic. Management currently expects that we will continue to meet the terms of the credit facility or obtain further amendments or waivers if and when required. We also expect to be able to maintain the borrowing base at a level in excess of the amount borrowed. However, there can be no assurances that our liquidity can be maintained at or above current levels during this period of volatility and global economic uncertainty.
The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the financial effect on our Company is not known at this time.
On June 1, 2020, we completed the semi-annual re-determination of our Senior Secured Credit Facility (the "revolving credit facility") resulting in a reduction of the borrowing base from $300 million to $225 million with the next re-determination to occur in November 2020. Management has obtained a relief from compliance with certain financial covenants until October 1, 2020, permitting the ratio of total debt to EBITDAX to be greater than 4.0 to 1.0, Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ending June 30, 2020 and September 30, 2020, must be at least 2.5 to 1.0; as of the last day of the fiscal quarters ending December 31, 2020 and March 31, 2021 must be at least 2.0 to 1.0 and back to at least 2.5 to 1.0 thereafter. We are required to comply with various covenants, which as disclosed above, have been modified in response to the current market conditions and the COVID-19 pandemic. As of September 30, 2020, we were in compliance with all applicable covenants in the revolving credit facility.

After the expiration of covenant relief period, we must maintain compliance with the following financial covenants: limitations on our ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on our ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0.

In addition to the covenant relief, the amendment to the credit agreement in connection with the semi-annual re-determination also amended the interest rate to either, at the borrower’s option, LIBOR plus a spread ranging from 2.90% to 4.90%, or base rate plus a spread ranging from 1.90% to 3.90%, with such spread in each case dependent upon our Senior Secured Leverage Ratio (as defined in the credit agreement), provided that during the covenant relief period the spread is increased by 125 basis points, (i) provided for a borrowing condition that we shall not have cash and cash equivalents (other than Excluded Cash, as defined in the credit agreement) in excess of $15.0 million, (ii) added certain mandatory prepayments, including for cash balances in excess of $15.0 million and (iii) amended and added certain negative covenants, including, without limitation, certain additional limitations on occurrence of indebtedness, liens and investments, the making of restricted payments, prepayments of indebtedness, and acquisitions and mergers.

At September 30, 2020, we had $200.0 million drawn under the revolving credit facility with a syndicate of lenders with a borrowing base of $225.0 million. As of October 30, 2020, outstanding borrowings under our credit facility remained at $200.0 million. During the third quarter of 2020, we repaid $7.0 million of the amount drawn under the revolving credit facility. Accordingly, we had $25.0 million of availability under the revolving credit facility as of September 30, 2020. At September 30, 2020, we had $300.0 million aggregate principal amount of 6.25% Senior Notes due 2025, and $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 outstanding. An event of default under the revolving credit facility would result in a default under the indentures governing the senior notes, which could allow the note holders to require us to repurchase all of the outstanding Senior Notes.

In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity.

Derivative Positions

At September 30, 2020, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Collars: October 1, to December 31, 2020	11,000	ICE Brent	27.05	35.68	43.43	0.54
Collars: January 1, to June 30, 2021	9,000	ICE Brent	35.56	45.22	52.48	n/a
Swaptions: July 1, to December 31, 2021	3,000	ICE Brent	n/a	n/a	56.75	n/a

Foreign Currency Derivatives

At September 30, 2020, we had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: October 1, to December 31, 2020	36,750	9,474	COP	3,306	3,425
(1) At September 30, 2020 foreign exchange rate.

At September 30, 2020, our balance sheet included $3.2 million of current liabilities related to the above outstanding commodity price and foreign currency derivative positions.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2020	2019
Sources of cash and cash equivalents:
Net (loss) income	$(730,096)	$11,686
Adjustments to reconcile net (loss) income to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	131,118	164,430
Interest expense	40,204	30,655
Income tax expense	(62,236)	45,675
Goodwill impairment	102,581	—
Asset impairment	507,093	—
Loss on redemption of convertible notes	2,026	11,305
Unrealized foreign exchange loss	22,335	5,303
Stock-based compensation (recovery) expense	(707)	1,092
Unrealized financial instruments loss (gain)	61,839	(5,165)
Adjusted EBITDA(1)	74,157	264,981
Current income tax expense	(560)	(13,923)
Contractual interest and other financing expenses	(37,430)	(28,081)
Non-cash lease expenses	1,494	1,366
Lease payments	(1,404)	(1,603)
Funds flow from operations(1)	36,257	222,740
Proceeds from bank debt, net of issuance costs	88,382	246,000
Proceeds from issuance of Senior Notes, net of issuance costs	—	289,298
Net changes in assets and liabilities from operating activities	23,288	—
Changes in non-cash investing working capital	—	20,138
	147,927	778,176

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(56,378)	(310,579)
Additions to property, plant and equipment - property acquisitions	—	(77,772)
Repayment of bank debt	(7,000)	(189,000)
Repurchase of convertible notes	—	(115,000)
Repurchase of shares of Common Stock	—	(37,560)
Net changes in assets and liabilities from operating activities	—	(83,606)
Changes in non-cash investing working capital	(69,549)	—
Settlement of asset retirement obligations	(199)	(707)
Lease payments	(307)	—
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(754)	(1,506)
	(134,187)	(815,730)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$13,740	$(37,554)

(1) Adjusted EBITDA and funds flow from operations are a non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices, the impact of which we partially mitigate by entering into commodity price derivatives. Sales volume changes and costs related to operations and debt service also impact cash flow. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes, the impact of which we partially mitigate by entering into foreign currency derivatives. During the nine months ended September 30, 2020, funds flow from operations decreased by 84% compared to the corresponding period of 2019 primarily due to a decrease in oil sales and an increase in interest expense, partially offset by lower cash G&A, lower operating expenses, lower current taxes and cash settlement of financial instruments.

Off-Balance Sheet Arrangements

As at September 30, 2020, we had no off-balance sheet arrangements.

Contractual Obligations

At September 30, 2020, we had $200.0 million drawn under our revolving credit facility.

Except for noted above, as at September 30, 2020, there were no other material changes to our contractual obligations outside of the ordinary course of business from those as at December 31, 2019.

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

Allowance for credit losses

At each reporting date, we assess the expected lifetime credit losses on initial recognition of trade accounts receivable. Credit risk is assessed based on the number of days the receivable has been outstanding and the internal credit assessment of the customer. The expected loss rates are based on payment profiles over a period of 36 months prior to the period-end and the corresponding historical credit losses experienced within this period. Historical loss rates are adjusted to reflect current and forward looking economic factors of the country where we sell oil affecting the ability of the customers to settle the receivables. Trade receivables are written off when there is no reasonable expectation of recovery.

Risks and Measurement uncertainty

In March 2020, the outbreak of the COVID-19 virus, which was declared a pandemic by the World Health Organization, has spread across the globe and impacted worldwide economic activity. In addition, global commodity prices declined significantly due to disputes between major oil producing countries combined with the impact of the COVID-19 pandemic and associated reductions in global demand for oil. Governments worldwide, including those in Colombia and Ecuador, the countries where we operate, enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and physical distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions; however, the success of these interventions is not currently determinable. The current challenging economic climate is having and may continue to have significant adverse impacts on our Company including, but not exclusively:
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
•interruptions in operations as we adjust personnel to the dynamic environment; and
•inability to operate or delay in operations as a result COVID-19 restrictions in the countries in which we operate

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors described below, you should carefully read and consider the factors set out in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the Quarters Ended March 31, 2020 and June 30, 2020. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.

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

As a result of the low commodity price environment, we have temporarily suspended all development activities and operations in fields with zero or negative netbacks at current oil prices. We may consider shutting-in producing wells that are less economic than others. There can be no assurances when we will be able to resume production on suspended fields and what the restart costs will be. If our production and cash flows decline, it could have a material adverse effect on our results of operations and result in impairments and non-compliance with financial covenants in our debt instruments. For example, for the nine months ended September 30, 2020, we recorded $102.6 million impairment of goodwill and $507.1 million of oil and gas property and inventory impairment relating to our Colombia business unit. The goodwill impairment was due to the carrying value of the unit exceeding its fair value as a result of the cumulative impact of the shut-in of uneconomic oil production in and lower forecasted commodity prices. The oil and gas property impairment was a result of the net book value of oil and gas assets in our Colombia business unit, less related deferred income taxes, exceeding a calculated “ceiling”.

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
101.CAL  Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE  Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: November 2, 2020	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2020	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)