Form 10-K
period 2020-12-31
GRAN TIERRA ENERGY INC.
filed 2021-02-25
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $96.8 million.

On February 19, 2021, 366,981,556 shares of the registrant’s Common Stock with $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2021 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

Gran Tierra Energy Inc.

Annual Report on Form 10-K

Year Ended December 31, 2020

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity and financial condition, the impacts of the novel coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to comply with covenants in our credit agreement and indentures and make borrowings under our credit agreement; a reduction in our borrowing base and our ability to repay any excess borrowings; sustained or future declines in commodity prices and the demand for oil; continued or future excess supply of oil and natural gas; potential future impairments and reductions in proved reserve quantities and value; continued spread of the COVID-19 virus and extensions of previously announced lockdowns and possible future restrictions against oil and gas activity in Colombia and Ecuador; our operations are located in South America, and unexpected problems can arise due to guerilla activity and other local conditions; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to raise capital; our ability to identify and complete successful acquisitions; our ability to execute business plans; unexpected delays and difficulties in developing currently owned properties may occur; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; current global economic and credit market conditions may impact oil prices and oil consumption differently than we currently predict, which could cause us to further modify our strategy and capital spending program; volatility or declines in the trading price of our common stock and the continued listing of our shares on a national stock exchange; and those factors set out in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry makes, including the unpredictable nature of the resurgence of cases and governmental responses, make it more difficult to predict the accuracy of the forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to, or to withdraw, any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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
(i)The area of the reservoir considered as proved includes:
(A)The area identified by drilling and limited by fluid contacts, if any, and
(B)Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.
(ii)In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons ("LKH") as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
(iii)Where direct observation from well penetrations has defined a highest known oil ("HKO") elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv)Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:
(A)Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and
(B)The project has been approved for development by all necessary parties and entities, including governmental entities.
(v)Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

PART I

Items 1 and 2. Business and Properties

General

Gran Tierra Energy Inc., together with its subsidiaries (“Gran Tierra”, “the Company”, “us”, “our”, or “we”), is a company focused on international oil and gas exploration and production with assets currently in Colombia and Ecuador. Our Colombian properties represented 100% of our proved reserves NAR at December 31, 2020. For the year ended December 31, 2020, 100% (2019 - 100%) of our revenue and other income was generated in Colombia.

We were incorporated under the laws of the State of Nevada in June 2008 and changed our state of incorporation to the State of Delaware in October 2016.

All dollar ($) amounts referred to in this Annual Report on Form 10-K are United States (U.S.) dollars, unless otherwise indicated.

2020 Operational Highlights

During the year ended December 31, 2020, we incurred capital expenditures of $96.3 million, the majority of which were incurred in Colombia. In 2020, we drilled 7 development wells and one water injector, all of which were drilled in the Midas Block. As at December 31, 2020, 6 of the development wells were producing and one was in progress.

Of the three wells in progress in Colombia as at December 31, 2019, one was inactive pending future tests and two were dry at December 31, 2020.

The COVID-19 pandemic and resulting economic slowdown disrupted the overall global supply and demand for crude oil for the year ended December 31, 2020. Governments worldwide, including those in Canada, Colombia and Ecuador, the countries where we currently operate, enacted emergency measures to combat the spread of the virus, including the implementation of travel bans and self-imposed quarantines, which decreased the demand for and increased the supply of oil. On April 12, 2020, certain members of OPEC+ had agreed to production cuts intended to mitigate the oil supply and demand imbalance to stabilize prices. On December 3, 2020, certain members agreed to modestly increase production in January 2021; however, members eventually agreed to keep production levels mostly steady in February and March 2021 as certain economies have been forced to lockdown again due to a resurgence of the pandemic and the difficulties that governments have experienced in distributing vaccines. Though declining U.S. production has helped to mitigate the supply and demand imbalance experienced during 2020, we expect that oil supply and demand in the near term will continue to be influenced by the duration and severity of the COVID-19 pandemic and its resulting impact on global economies and the extent to which countries abide by the OPEC+ production agreement.

2021 Outlook

Our Colombian operation, which represents 100% of our production, is expected to represent 98% of our 2021 capital budget with the remainder allocated to exploration activities in Ecuador.

The table below shows the break-down of our 2021 capital program:

	Number of Wells (Gross)	Number of Wells (Net)	2021 Capital Budget ($ million)
Colombia
Development	14-18	14-18	118-138
Exploration	—	—	9
Ecuador
Exploration	—	—	3
	14-18	14-18	130-150

Our base capital program for 2021 is $130 million to $150 million for exploration and development based on a mid-point range for budgeted exploration costs. Based on the mid-point of the 2021 guidance, the capital budget is forecasted to be approximately 91% directed to development and 9% to exploration activities. Approximately 21% of the development activities included in the 2021 capital program are expected to be directed to facilities.

We expect our 2021 capital program to be fully funded by cash flows from operations. Funding this program from cash flow from operations relies in part on Brent oil prices being at least $49 per bbl for 2021.

Business Strategy

We are an international exploration and production company focused on hydrocarbon development in proven, under-explored conventional basins which have access to established infrastructure and competitive fiscal regimes. Our mandate is to develop high value resource opportunities in order to deliver top-quartile returns. We intend to continue to high-grade our portfolio, with a continued focus on operational excellence, safety, and stakeholder returns. The senior management team has a proven track record in developing technically difficult reservoirs, enhanced oil recovery and operating in remote locations in demanding jurisdictions. We aim to have meaningful and sustainable impact through social investments within the communities we operate. Our "Beyond Compliance Policy" focuses on our commitments to environmental, social and governance excellence.

Oil and Gas Properties - Colombia and Ecuador

As of December 31, 2020, excluding blocks subject to relinquishment, we had interests in 27 blocks in Colombia, 3 blocks in Ecuador and were the operator on 28 of those blocks.

Exploration Blocks & Commitments

The following table provides a summary of our exploration commitments for certain blocks as of December 31, 2020:

Basin	Block	Current Phase	Remaining Commitments, Current Phase
Colombia
Putumayo	Alea 1848-A	3 & 4	one exploration well
Putumayo	Alea 1947-C	2	one exploration well
Putumayo	PUT-1	2*	two exploration wells
Putumayo	PUT-2	2*	three exploration wells
Putumayo	PUT-4	1	one exploration well
Putumayo	PUT-7	2	two exploration wells
Putumayo	PUT-10	1*	73 km 2D seismic, two exploration wells
Putumayo	PUT-25	1	one exploration well
Putumayo	PUT-31	1	202 km 2D seismic, one exploration well
Llanos	LLA-1	1*	97.5 km2 3D seismic, one exploration well
Llanos	LLA-5	1*	133 km2 3D seismic, one exploration well
Llanos	LLA-22	1 & 2*	85 km2 3D seismic, one exploration well
Llanos	LLA-70	1*	163 km2 3D seismic, one exploration well
Llanos	LLA-85	1	50 km2 3D seismic, 451 km2 3D seismic reprocessing
MMV	VMM-24	1	50 km2 3D seismic, 100 km 2D seismic reprocessing, 100 km aerogeophysics, 100 km2 remote sensing, 80 km2 surface geochemistry, one exploration well
Ecuador
Oriente	Charapa	1	50 km 2D seismic, seven exploration wells
Oriente	Chanangue	1	five exploration wells
Oriente	Iguana	1	two exploration wells
*As of December 31, 2020, exploration has been suspended due to licensing restrictions, security issues or social reasons

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

The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) contracts have royalties that are based on a sliding scale described in Law 756 of 2002. These royalties work on an individual oil field basis starting with a base royalty rate of 8% for gross production of less than 5,000 bopd, increasing in a linear fashion from 8% to 20% for gross production between 5,000 and 125,000 bopd and is fixed at 20% for gross production between 125,000 and 400,000 bopd. For gross production between 400,000 and 600,000 bopd the rate increases in a linear fashion from 20% to 25%. For gross production in excess of 600,000 bopd the royalty rate is fixed at 25%. The Santana and Nancy-Burdine-Maxine Blocks have a fixed rate for existing production of 32% and 20%, respectively, and the sliding scale for new discoveries or incremental production duly approved by ANH. In addition to the sliding scale royalty, there are additional x-factor royalties of 1% for Llanos-22, Putumayo-2, Putumayo-4, Putumayo-7, Putumayo-21 and VMM-24; 2% for Llanos-85, 3% 5% for Putumayo-1; 12% for Putumayo-31; 19% for Putumayo 25; 31% for Llanos-1 and Llanos -70.

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

An additional high price share royalty ("HPR") is applicable to exploration and production contracts signed under new ANH oil regulatory regime in 2004 and onwards when cumulative gross production (net of royalty) from an Exploitation Area is greater than 5 MMbbls of oil and WTI reference price exceeds the trigger price defined in the contract. The HPR is calculated using the associated production multiplied by Q factor which is calculated as follows:

Q factor = (WTI price - Base Price(1))/WTI Price * 30%

Quality (Oil API)	(1)Base Price ($/bbl)
< 10 [o]	Nil
10[o] to 15[o]	57.20
15[o] to 22[o]	40.04
22[o] to 29[o]	38.61
> 29[o]	37.16

At December 31, 2020, HPR was applicable to our production from the Costayaco and Moqueta Exploitation Areas in the Chaza Block and the Acordionero Exploitation Area in the Midas Block.

In addition to these government royalties, our original interests in the Guayuyaco and Chaza Blocks acquired on our entry into Colombia in 2006 are subject to a third party royalty. The additional interests in Guayuyaco and Chaza that we acquired on the acquisition of Solana in 2008 are not subject to this third party royalty. The overriding royalty rights start with a 2% rate on working interest production less government royalties. For new commercial fields discovered within 10 years of the agreement date and after a prescribed threshold is reached, Crosby Capital, LLC (“Crosby”) reserves the right to convert the overriding royalty rights to a net profit interest (“NPI”). This NPI ranges from 7.5% to 10% of working interest production less sliding scale government royalties, as described above, and operating and overhead costs. No adjustment is made for the HPR. On certain pre-existing fields, Crosby does not have the right to convert its overriding royalty rights to an NPI. In addition, there are conditional overriding royalty rights that apply only to the pre-existing fields. Currently, we are subject to a 10% NPI on 50% of our working interest production from the Costayaco and Moqueta Fields in the Chaza Block and 35% of our working interest production from the Juanambu Field in the Guayuyaco Block, and overriding royalties on our working interest production from the Guayuyaco Field in the Guayuyaco Block.

The Putumayo-7 and Putumayo-1 Blocks are also subject to a third party royalty in addition to the government royalties. Pursuant to the terms of the agreement by which the interests in the Putumayo-7 Block were acquired, a 10% royalty on production from the Putumayo-7 Block is payable to a third party. The terms of the royalty allow for transportation costs, marketing and handling fees, government royalties (including royalties payable to the ANH pursuant to Section 39 of the contract for the Putumayo-7 Block - the “Rights Due to High Prices”) and taxes, other than taxes measured by the income of any party, and other than value added tax ("VAT") or any equivalent, to be paid in cash or kind to the Government of Colombia (or any federal, state, regional or local government agency) and ANH, and a 1% 'X' factor payment to be deducted from production revenue prior to the royalty being paid to a third party. Pursuant to the terms of the agreement by which the interests in the Putumayo-1 Block were acquired, a 3% royalty on production from the Putumayo-1 Block is payable to a third party. The terms of the royalty do not allow for any costs, royalties and taxes to be deducted from production revenue.

Administrative Facilities

Our principal executive office is located in Calgary, Alberta, Canada. The Calgary office lease will expire on November 29, 2022. We also have offices in Colombia and Ecuador.

Estimated Reserves

Our 2020 reserves were independently prepared by McDaniel International Inc. (“McDaniel”), a wholly-owned subsidiary of McDaniel & Associates. McDaniel & Associates was established in 1955 as an independent Canadian consulting firm and has been providing oil and gas reserves evaluation services to the world's petroleum industry for the past 60 years. They have internationally recognized expertise in reserves evaluations, resource assessments, geological studies, and acquisition and disposition advisory services. McDaniel's office is located in Calgary, Canada. The technical person primarily responsible for the preparation of our reserves estimates at McDaniel meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The primary internal technical person in charge of overseeing the preparation of our reserve estimates is the Vice President, Asset Management. He has a Bachelor of Geological Engineering, graduating with Great Distinction, and a Masters of Chemical Engineering (petroleum). He is responsible for our engineering activities including reserves reporting, asset evaluation, reservoir management and field development. He has over 30 years of experience in the oil and gas industry with extensive experience in reservoir management, production and operations.

We have developed internal controls for estimating and evaluating reserves. Our internal controls over reserve estimates include: 100% of our reserves are evaluated by an independent reservoir engineering firm, at least annually; and review controls are followed, including an independent internal review of assumptions used in the reserve estimates and presentation of the results of this internal review to our reserves committee. Calculations and data are reviewed at several levels of the Company to ensure consistent and appropriate standards and procedures. Our policies are applied by all staff involved in generating and reporting reserve estimates including geological, engineering and finance personnel.

The process of estimating oil and gas reserves is complex and requires significant judgment, as discussed in Item 1A “Risk Factors”. The reserve estimation process requires us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. Therefore, the accuracy of the reserve estimate is dependent on the quality of the data, the accuracy of the assumptions based on the data and the interpretations and judgment related to the data.

Proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expires, unless evidence indicates that renewal is reasonably certain. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, we and the independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. Estimates of proved reserves are generated through the integration of relevant geological, engineering, and production data, utilizing technologies that have been demonstrated in the field to yield repeatable and consistent results as defined in the SEC regulations. Data used in these integrated assessments included information obtained directly from the subsurface through wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements, such as seismic data. The tools used to interpret the data included proprietary and commercially available seismic processing software and commercially available reservoir modeling and simulation software. Reservoir parameters from analogous reservoirs were used to increase the quality of and confidence in the reserves estimates when available. The method or combination of methods used to estimate the reserves of each reservoir was based on the unique circumstances of each reservoir and the dataset available at the time of the estimate. Probable reserves are reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Estimates of probable reserves which may potentially be recoverable through additional drilling or recovery techniques are by nature more uncertain than estimates of proved reserves and accordingly are subject to substantially greater risk of not actually being realized by us. The probable reserves that have been assigned as of December 31, 2020 were based on both the greater percentage of recovery of the hydrocarbons in place than assumed for proved reserves, as well as to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain.

Possible reserves are reserves that are less certain to be recovered than probable reserves. Estimates of possible reserves are also inherently imprecise. Estimates of probable and possible reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes and other factors. The possible reserves that have been assigned as of December 31, 2020 were based on both the greater percentage of recovery of the hydrocarbons in place than assumed for probable reserves as well as to areas of a reservoir adjacent to probable reserves where data control or interpretations of available data are less certain.

The following table sets forth our estimated reserves NAR as of December 31, 2020:

	Oil	Natural Gas	Oil and Natural Gas
Reserves Category	(Mbbl)	(MMcf)	(MBOE)
Proved
Total proved developed reserves	38,660	633	38,766
Total proved undeveloped reserves	26,032	1,022	26,202
Total proved reserves	64,692	1,655	64,968

Probable (1)
Total probable developed reserves	16,818	96	16,834
Total probable undeveloped reserves	26,997	1,044	27,171
Total probable reserves	43,815	1,140	44,005

Possible (1)
Total possible developed reserves	14,145	205	14,179
Total possible undeveloped reserves	29,171	1,206	29,372
Total possible reserves	43,316	1,411	43,551

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

Product Prices Used In Reserves Estimates

The product prices that were used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions and/or distance from market. The average realized prices for reserves in the report are:

Oil ($/bbl) - Colombia	$35.33
Natural Gas ($/Mcf) - Colombia	$3.67
ICE Brent - average of the first day of each month price for the 12-month period	$43.43

These prices should not be interpreted as a prediction of future prices. We do not represent that this data is the fair value of our oil and gas properties, or a fair estimate of the present value of cash flows to be obtained from their development and production.

Proved Undeveloped Reserves

At December 31, 2020, we had total proved undeveloped reserves NAR of 26.2 MMBOE (December 31, 2019 - 31.0 MMBOE), which were 100% in Colombia (December 31, 2019 – 100% in Colombia). Approximately 51%, 12%, 14% and 15% for a total of 92% of proved undeveloped reserves are located in our Acordionero, Cohembi, Costayaco and Moqueta Fields, respectively, in Colombia. None of our proved undeveloped reserves at December 31, 2020 have remained undeveloped for five years or more since initial disclosure as proved reserves and we have adopted a development plan which indicates that the proved undeveloped reserves are scheduled to be drilled within five years of initial disclosure as proved reserves.

Changes in proved undeveloped reserves during the year ended December 31, 2020 are shown in the table below:

Colombia - Oil Equivalent (MMBOE)
Balance, December 31, 2019	$31.0
Converted to proved producing	$(4.9)
Technical and economic revisions	$(1.8)
Extensions	$0.9
Improved recovery	$1.0
Balance, December 31, 2020	$26.2

Changes in proved undeveloped reserves during the year ended December 31, 2020 shown in the table above primarily resulted from the following significant factors:

Converted to Proved Producing. In 2020, we converted 4.9 MMBOE, or 16% of 2019 proved undeveloped reserves to developed status. In 2020, we made investments consisting solely of capital expenditures of $19.3 million in Colombia associated with drilling 8 wells in the Midas Block.

Technical and Economic Revisions. During the year ended December 31, 2020, we experienced revisions of 1.8 MMBOE of proved undeveloped reserves primarily as a result of an increase in uneconomic reserves due to lower pricing.

Extensions. We added 0.9 MMBOE to proved undeveloped reserves during the year ended December 31, 2020, which were attributed to extensions of 0.4 MMBOE in the Acordionero field and 0.5 MMBOE in the Costayaco field.

Improved Recoveries. We added 1.0 MMBOE to proved undeveloped reserves during the year ended December 31, 2020, which were attributed to better recoveries of heavy oil in the Acordionero field.

Production, Revenue and Price History

Certain information concerning production, prices, revenues and operating expenses for the years ended December 31, 2020 and 2019 is set forth in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the “Supplementary Data (Unaudited)” provided following our Financial Statements in Item 8, which information is incorporated by reference here.

The following table presents NAR oil production, average sales prices and operating expenses per NAR oil production from our major Fields Costayaco, Moqueta, Cohembi and Acordionero and from all of our properties for each of the three years ended December 31, 2020:

	Costayaco (1)	Moqueta (1)	Cohembi (1)	Acordionero (1)	Total for all properties (2)
Year Ended December 31, 2020
Oil production NAR bbl	1,773,723	792,011	438,799	3,612,338	7,346,200
Average sales price of oil per bbl	$32.07	$31.52	$32.32	$32.45	$32.38
Operating expenses of oil per bbl (3)	$17.63	$17.71	$15.60	$12.19	$16.67

Year Ended December 31, 2019
Oil production NAR bbl	1,966,585	1,022,391	675,086	5,166,430	10,590,137
Average sales price of oil per bbl	$56.38	$55.93	$54.35	$54.17	$53.92
Operating expenses of oil per bbl (3)	$18.95	$18.88	$23.94	$14.60	$19.23

Year Ended December 31, 2018
Oil production NAR bbl	2,244,497	1,020,673	324,798	5,469,072	10,604,197
Average sales price of oil per bbl	$58.19	$59.87	$55.06	$57.64	$57.85
Operating expenses of oil per bbl (3)	$22.23	$20.47	$22.81	$11.22	$16.47

(1) 100% of product sales were oil
(2) Includes de minimis natural gas production from non-core properties from Colombia of 214,719 Mcf (35,787 boe), 361,065 Mcf
(60,178 boe) and 208,961 Mcf (34,827 boe) for each of the years ended December 31, 2020, 2019 and 2018, respectively
(3) Operating expenses include operating and transportation expenses

We prepared the estimate of standardized measure of proved reserves in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 932, “Extractive Activities – Oil and Gas”.

Drilling Activities

The following table summarizes the results of our exploration and development drilling activity for the past three years. Wells labeled as “In Progress” for a year were in progress as of December 31, 2020, 2019 or 2018. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to Gran Tierra of productive wells compared to the costs of dry holes.

	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Exploration
Productive	—	—	3.00	2.50	1.00	1.00
Dry	—	—	1.00	1.00	1.00	0.51
In progress	—	—	2.00	2.00	3.00	3.00

Development
Productive	6.00	6.00	22.00	22.00	19.00	18.16
Dry	—	—	2.00	2.00	—	—
In progress	1.00	1.00	1.00	1.00	4.00	4.00

Service
Water injectors	1.00	1.00	5.00	5.00	—	—
Total Colombia	8.00	8.00	36.00	35.50	28.00	26.67

Of the three wells in progress in Colombia as at December 31, 2019, one was inactive pending future tests and two were dry at December 31, 2020.

In 2020, we continued work on power reliability and expansion infrastructure in Acordionero and Cohembi fields.

Well Statistics

The following table sets forth our productive wells as of December 31, 2020:

	Oil Wells
	Gross	Net
Colombia (1)	224.0	190.0
	224.0	190.0

(1) Includes 38.0 gross and 33.1 net water and gas injector wells and 70.0 gross and 67.1 net wells with multiple completions.

We commenced the execution of our 2021 capital program, as planned, and as of February 19, 2021, drilled six development wells and one water injector in the Midas Block

Developed and Undeveloped Acreage

At December 31, 2020, our acreage was located 93% in Colombia and 7% in Ecuador. The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2020:

	Developed		Undeveloped (2)		Total
	Gross	Net	Gross	Net	Gross	Net
Colombia (1)	312,302	219,913	1,544,097	1,534,552	1,856,399	1,754,465
Ecuador	—	—	138,239	138,239	138,239	138,239
Total	312,302	219,913	1,682,336	1,672,791	1,994,638	1,892,704

(1) Excludes our interest in one block with a total of 0.1 million net acres for which government approval of relinquishment or sale was pending at December 31, 2020.
(2) As of December 31, 2020 the exploration phase for 0.3 million gross and net undeveloped acres expires within next three years with an option to extend exploration phase for 50% of the expired area.

Marketing and Major Customers

Colombia represents 100% of our production with oil reserves and production mainly located in the Middle Magdalena Valley (“MMV”) and Putumayo Basin. In MMV, our largest field is the Acordionero Field, where we produce approximately 17° API oil, which represented 49% of total Company production in 2020. The Putumayo production is approximately 27° API for Chaza Block and 18° API for Suoriente Block, which represented 44% of total Company production in 2020.

We have entered into numerous sales agreements for our production from MMV and the Putumayo Basin with domestic and international customers. These agreements are subject to renegotiation terms between three and twelve months and generally contain mutual termination provisions with 90 days' notice. The volume of crude oil contemplated in these sales agreements does not include the volume of oil corresponding to royalties taken in kind, but does include volumes relating to HPR royalties.

The majority of our Putumayo production is sold at wellhead. The oil is picked up by customers at Company operated truck loading stations located at our Costayaco battery or Santana station facilities in Putumayo North, and at our Cohembi and Cumplidor Fields in Putumayo South. Production from the Acordionero Field in MMV is trucked and sold at various terminals or pipeline inlets, and at various distances from the Acordionero field depending on the applicable sales agreement. Production from MMV minor fields is sold at wellhead.

In 2020, approximately 86% of our Putumayo production and 51% of our MMV production was sold to two international marketers, for which the sales agreements expire on August 31, 2021 and June 30, 2021, respectively. The loss of each individual sales customer will not have a material adverse impact on our Company as customers can be substituted.

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

Geographic Information

Based on geographic organization, Colombia is the only reportable segment. During 2019, we signed participation contracts for three blocks in Ecuador. As at and for the years ended December 31, 2020 and 2019, the Ecuador business unit was not significant and was included in our Colombia reportable segment. Long lived assets are Property, Plant and Equipment, which include all oil and gas assets, furniture and fixtures, automobiles, computer equipment and capitalized leases. No long lived assets are held in our country of domicile, which is the United States of America. Assets held by our corporate head office in Calgary, Alberta, Canada were not significant as of December 31, 2020 and 2019 and were included into the Colombia reportable segment under "other" category. Because all of our exploration and development operations are in Colombia and Ecuador, we face many risks associated with these operations. See Item 1A “Risk Factors” for risks associated with our foreign operations.

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

Colombia Administration

We operate in Colombia through Colombian branches of the following entities: Gran Tierra Energy Colombia LLC, Gran Tierra Colombia Inc. and Gran Tierra Energy Resources Inc. Gran Tierra Energy Colombia LLC and Gran Tierra Colombia Inc. are currently qualified as operators of oil and gas properties by the National Hydrocarbons Regulator ("ANH"). The entities operate under a special regime for hydrocarbon companies in Colombia that entitles them to collect proceeds from oil sales abroad in US dollars.

In Colombia, the ANH is the administrator of the hydrocarbons in the country and therefore is responsible for the administration of Colombian oil and gas contracts and managing all exploration lands. Ecopetrol, the Colombian national oil company, is a public company listed in the Colombian and United States stock markets, owned in majority by the state with the main purpose of exploring and producing hydrocarbons similar to any other oil company. In addition, Ecopetrol is a major purchaser and marketer of oil in Colombia and directly or through its subsidiaries operates the majority of the oil transportation infrastructure in the country.

The ANH uses various forms of contracts, which provide full risk/reward benefits for the contractor. Under the terms of these contracts, the operator retains the rights to produce all reserves, production and income from any new exploration and evaluation block, subject to existing royalty and tax regulations. Each contract contains an exploration period and a production period. The exploration period contains a number of exploration phases and each phase has an associated work commitment. The production period lasts a number of years (usually 24) from the declaration of a commercial hydrocarbon discovery. Such contracts may be terminated at election of the ANH on the failure of the contract holder to comply with certain material terms of the contract, such as failure to perform committed exploration operations or investments in accordance with the contract.

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

Ecuador Administration

We operate in Ecuador through the Ecuadorian branch of Gran Tierra Energy Colombia, LLC.

In Ecuador, the Ministry of Energy and Non-Renewable Natural Resources ("MERNNR", for its acronym in Spanish) is responsible for signing the oil and gas contracts and regulating the Ecuadorian oil and gas industry through the Agency for Regulation and Control of Energy and Non-Renewable Natural Resources.

The MERNNR uses Service and Participation Contracts for the Exploration and/or Exploitation of Hydrocarbons. We currently hold three Participation Contracts which provide for full risk for the contractor and production sharing with the MERNNR and contain an exploration period and an exploitation period. The exploration period has an associated work commitment and lasts typically 4 years. The exploitation period lasts usually 20 years from the approval of the development plan for a commercial hydrocarbon discovery. Such contracts may be terminated at the election of the MERNNR on the failure of the contract holder to comply with certain material terms of the contract, such as failure to perform committed exploration operations in accordance with the contract.

When operating under a Participation Contract, the contractor is the owner of the hydrocarbons extracted from the contract area during the performance of operations, except for the share of volumes owned by the MERNNR agreed under each contract.

Environmental Compliance

Our activities are subject to laws and regulations governing environmental compliance quality, waste and pollution control in the countries where we maintain operations. Our activities with respect to exploration, drilling, production facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil and other products, are subject to stringent environmental regulation by regional and federal authorities in Colombia and Ecuador. Such regulations relate to mandatory environmental impact studies, the discharge of pollutants into air and water, water use and management, the management of non-hazardous and hazardous waste, including its transportation, storage, and disposal, permitting for the construction of facilities, recycling requirements and reclamation standards, and the protection of certain plants and animal species as well as cultural resources and areas inhabited by indigenous peoples, among others. Risks are inherent in oil and gas exploration, development and production operations. These risks include blowouts, fires, or spills. Significant costs and liabilities may be incurred in connection with environmental compliance issues. Licenses and permits required for our exploration and production activities may not be obtainable on reasonable terms or on a timely basis, which could result in delays and have an adverse effect on our operations. Spills and releases into the environment of petroleum products can result in remediation costs and liability for damages. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and prospects. Moreover, violations of environmental laws and regulations can result in the issuance of administrative, civil or criminal fines and penalties, as well as orders or injunctions prohibiting some or all of our operations in affected areas. In addition, indigenous groups or other local organizations could oppose our operations in their communities, potentially resulting in delays which could adversely affect our operations. Governmental or judicial actions may influence the interpretation and enforcement of environmental laws and regulations and may thereby increase licensing and compliance costs. We do not expect that the cost of compliance with regional and federal provisions, which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment or natural resources, will be material to us.

We have implemented a company wide web-based reporting system which allows us to track incidents and respective corrective actions and associated costs. We have a Corporate Health, Safety, and Environmental Management Policy and Plan as well as a Corporate Environmental Management Plan ("EMP"). The EMP is based on the environmental performance standards of the World Bank/IFC and reflects best industry practices. We have an Environmental Management System which is ISO14001:2015 certified representing compliance with internationally recognized industry best practice, as well as an environmental risk management program and robust waste management procedures. Air, soil and water testing occur regularly and environmental contingency plans have been prepared for all sites and transportation of oil. We have a regular quarterly reporting system, reporting to executive management as well as an HSE committee of the Board of Directors. We have a schedule of internal and external audits and routine checking of practices and procedures and conduct emergency response exercises.

In 2020, we continued with environmental clean-up activities in the Suroriente Block. The remediation activities address the oil spills originated in 2013 by illegal groups in the area. We are undertaking an estimated total clean-up of 28 hectares of which 21 hectares have already been cleaned up. Activities took place during the first quarter of 2020 and the total amount spent was $1.3 million for the year ended December 31, 2020.

Employees

At December 31, 2020, we had 322 full-time employees (December 31, 2019 - 362): 95 located in the Calgary corporate office, 226 in Colombia (156 staff in Bogota and 70 field personnel), and one in Ecuador (Quito). None of our employees are represented by labor unions, and we consider our employee relations to be good. Safety is one of our greatest priorities, and we have implemented safety management systems, procedures and tools to help protecting our employees and contractors. We strive to hire local employees and have provided training programs for employees, including special programs for women, to develop specialized skills necessary for our industry. We also focus on career development to create opportunities for advancement and strengthened local leadership at our worksites.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). We make available free of charge through our website at www.grantierra.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also posted to the governance section of our website. Our website address is provided solely for informational purposes. Information on our website is not incorporated into this Annual Report or otherwise made part of this Annual Report. We intend to use our website as means for distributing information to the public for purposes of compliance with Regulation Fair Disclosure.

In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A. Risk Factors

Risks Related to our Business

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could cause temporary suspension of production and reduce our value

Substantially all of our revenues are derived from the sale of oil. The current and forward contract oil price is based on world demand, supply, weather, pipeline capacity constraints, inventory storage levels, geopolitical unrest, world health events and other factors, all of which are beyond our control. Historically, the market for oil has been volatile and is expected to remain so. During 2020, global oil and natural gas prices declined to historic lows due to a dispute between major oil producing countries combined with the impact of the shutdown in the world economy to mitigate the impact of the COVID-19 pandemic. We expect that oil prices in the near term will continue to be influenced by the duration and severity of the COVID-19 pandemic and its resulting impact on oil and natural gas demand. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contracts with purchasers and include the deductions for transportation and quality differentials. The differentials and transportation costs can change over time and have a detrimental impact on realized prices.

As a result of the low commodity price environment in 2020, we temporarily suspended development and workover activities and operations in fields with low or negative netbacks, which were recommenced in the fourth quarter of 2020. If our production and cash flows decline, it could have a material adverse effect on our results of operations and result in impairments and non-compliance with financial covenants in our debt instruments. For example, for the year ended December 31, 2020, we recorded $102.6 million impairment of goodwill and $564.5 million of oil and gas property and inventory impairment relating to our Colombia business unit. The goodwill impairment was due to the carrying value of the unit exceeding its fair value as a result of the cumulative impact of the shut-in of uneconomic oil production in and lower forecasted commodity prices. The oil and gas property impairment was a result of the net book value of oil and gas assets in our Colombia business unit, less related deferred income taxes, exceeding a calculated “ceiling”.

A period of sustained low prices may have a material adverse effect on our financial condition, the future results of our operations (including rendering existing projects unprofitable or requiring temporary suspension of fields), financing available to us, and quantities of reserves recoverable on an economic basis, as well as the market price for our securities.

We may be adversely affected by global epidemics, including the recent COVID-19 pandemic

The outbreak of the COVID-19 virus, which was declared a pandemic by the World Health Organization, has spread across the globe and impacted worldwide economic activity since early 2020. Governments worldwide, including those in Colombia and Ecuador, the countries where we operate, enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions however the long-term success of these interventions is not currently determinable. In addition, global commodity prices declined significantly in 2020 due to the dramatic decline in demand for oil and natural gas, coupled with oversupply in the midst of a dispute between OPEC and other major oil producing countries. Despite the recent improvement in oil prices, this challenging economic climate has had and may in the future have significant adverse impacts on our Company including, but not exclusively:
•material declines in revenue and cash flows as a result of the decline in commodity prices;

•declines in revenue and operating activities due to reduced capital programs and the shut-in of production;
•impairment charges;
•inability to comply with covenants and restrictions in debt agreements;
•inability to access financing sources;
•increased risk of non-performance by our customers and suppliers; and
•interruptions in operations as we adjust personnel to the dynamic environment.

The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the financial effect on our Company is not fully known at this time. Estimates and judgments made by management in the preparation of the financial statements are increasingly difficult and subject to a higher degree of measurement uncertainty during this volatile period. The pandemic and resulting worldwide economic downturn could create risks we have not identified or amplify the impact of other risks we have identified.

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

Exploration, development and production costs (including operating and transportation costs), marketing costs (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the oil and natural gas that we produce. These costs are subject to fluctuations and variations in the areas in which we operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations.

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

Our business is subject to local legal, social, political and economic factors that are beyond our control, which could impair or delay our ability to expand our operations or operate profitably

All of our proved reserves and production are currently located in Colombia; however, we may eventually expand to other countries. Exploration and production operations are subject to legal, social, political and economic uncertainties, including terrorism, military repression, social unrest and activism, blockades, strikes by local or national labor groups, interference with private contract rights, extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. When such disruptions occur, they may adversely impact our operations and threaten the economic viability of our projects or our ability to meet our production targets.

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

We are vulnerable to risks associated with geographically concentrated operations

The vast majority of our production comes from four fields located in Colombia. For the year ended December 31, 2020, the Acordionero, Costayaco, Moqueta and Cohembi Fields collectively generated 90% of our production and at December 31, 2020, these four fields accounted for 88% of our proved reserves. As a result of this concentration, we may be disproportionately exposed to the impact of, among other things, regional supply and demand factors including limitations on our ability to most profitably sell or market our oil to a smaller pool of potential buyers, delays or interruptions of production from wells in these areas caused by governmental regulation, community protests, guerrilla activities, processing or transportation capacity constraints, continued authorization by the government to explore and drill in these areas, severe weather events and the availability of drilling rigs and related equipment, facilities, personnel or services. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties.

We rely on local infrastructure and the availability of transportation for storage and shipment of our products. This infrastructure, including storage and transportation facilities, is less developed than that in North America and may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. Further, we operate in remote areas and may rely on helicopters, boats or other transportation methods. Some of these transport methods may result in increased levels of risk, including the risk of accidents involving serious injury or loss of life, and could lead to operational delays which could affect our ability to add to our reserve base or produce oil and could have a significant impact on our reputation or cash flow. Additionally, some of this equipment is specialized and may be difficult to obtain in our areas of operations, which could hamper or delay operations, and could increase the cost of those operations. In 2020 we experienced a local farmers blockade at Suroriente and PUT-7 Blocks, which has negatively impacted our annual production. The local farmers blockade has been resolved at the end of the third quarter of 2020.

Social disruptions or community disputes in our areas of operations may delay production and result in lost revenue

To enjoy the support and trust of local populations and governments, we must demonstrate a commitment to providing local employment, training and business opportunities; a high level of environmental performance; open and transparent communication; and a willingness to discuss and address community issues including community development investments that are carefully selected, not unduly costly and bring lasting social and economic benefits to the community and the area. Improper management of these relationships could lead to a delay or suspension of operations, loss of license or major impact to our reputation in these communities, which could adversely affect our business. We cannot ensure that such issues or disruptions will not be experienced in the future and we cannot predict their potential impacts, which may include delays or loss of production, standby charges, stranded equipment, or damage to our facilities. We also cannot ensure that we will not experience protests or blockades erected by criminal groups or cultivators of illegal crops, in response to the Colombian government's eradication of such crops, if such crops are grown in proximity to roads required to access our operations. In addition, we must comply with legislative requirements for prior consultation with communities and ethnic groups who are affected by our proposed projects in Colombia and Ecuador. Notwithstanding our compliance with these requirements, we may be sued by such communities through a writ for protection of tutela in the Colombian courts for enhanced consultation, potentially leading to increased costs, operational delays and other impacts. In addition, several areas in Colombia have conducted Popular Consultations and essential referendums on extractive industries. The referendums were organized by opponents of the mining or oil and natural gas industries. It remains unclear to what extent such results can impact the exercise of mineral rights conferred by the national government.

Security concerns in Colombia or Ecuador may disrupt our operations

Oil pipelines have historically been primary targets of terrorist activity in Colombia. Although a Peace Agreement was ratified by Colombian government in 2016, the result of which was the demobilization and disarmament of the Revolutionary Armed Forces of Colombia ("FARC"), there continue to be examples of violence against pipelines and other infrastructure that has been attributed to such FARC groups. It is not currently known whether or to what degree violence will continue and whether and to what degree that violence may impact our operations. Notwithstanding the Peace Agreement ratified and the ongoing efforts to implement such Agreements as well as the continuing attempts by the Colombian government to reduce or prevent activity of guerrilla dissidents, such efforts may not be successful and such activity may continue to disrupt our operations in the future or cause us higher security costs and could adversely impact our financial condition, results of operations or cash flows.

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

We hold a minority equity investment in PetroTal Corp. ("PetroTal"), and our inability, or limited ability, to control the operations or management of PetroTal may result in our receiving or retaining less than the amount of benefit we expect

We hold a minority equity investment in PetroTal and our Chief Executive Officer and Chief Financial Officer serve on the board of directors of PetroTal. Even though we are able to exercise influence as a minority equity investor in PetroTal, our influence of PetroTal is limited. As a result, we may be unable to implement or influence PetroTal’s business plan, assure quality control, or set the timing and pace of development. Our inability, or limited ability, to control the operations or management of PetroTal may result in us receiving or retaining less than the amount of benefit we might otherwise expect to receive from such investment. We may also be unable, or limited in our ability, to cause PetroTal to effect significant transactions such as large expenditures or contractual commitments, the development of properties, the construction or acquisition of assets or the borrowing of money. Serving on the board of directors by our two senior executive officers will require time commitment and could expose them to liability in such role. If PetroTal or its board of directors were to experience events that exposed them to liability or reputational harm, it could have an adverse effect on us or our senior executives, including a decline in the market price of our equity securities. We may also be limited in our ability to monetize or exit our investment in PetroTal given the limited trading market for its equity securities. Subsequent to December 31, 2020, we sold 44% percent of our interest in PetroTal with the remaining investment representing 17% of PetroTal's issued and outstanding common shares.

Risks Related to our Financial Condition

Our business requires significant capital expenditures, and we may not have the resources necessary to fund these expenditures

Our base capital program for 2021 is $130.0 million to $150.0 million for exploration and development based on a mid-point range for budgeted exploration costs. We expect to finance our 2021 capital program primarily through cash flows from operations. Funding this program from cash flows from operations relies in part on Brent oil prices being at least $49.0 per barrel or greater. For the period from January 1 to February 19, 2021, the average price of Brent oil was $57.8 per barrel.

If cash flows from operations, cash on hand and available capacity under our credit facility are not sufficient to fund our capital program, we may be required to seek external financing or to delay or reduce our exploration and development activities, which could impact production, revenues and reserves.

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

Our ability to obtain needed financing may be impaired by factors such as weak capital markets (both generally and for the oil and gas industry in particular), the location of our oil and natural gas properties, including in Colombia and Ecuador, low or declining prices of oil and natural gas on the commodities markets, and the loss of key management. Further, if oil or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our exploration activity may require us to commit to certain capital expenditures, and we may lose our contract rights if we do not have the required capital to fulfill these commitments. If the amount of capital we are able to raise from financing activities, together with our cash flows from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our activities), we may be required to curtail our operations.

The borrowing base under our revolving credit facility may be reduced by the lenders, which could prevent us from meeting our future capital needs

The borrowing base under our revolving credit facility is currently $215 million, of which $200 million is readily available for borrowing and $15 million is subject to approval by majority lenders. Our borrowing base is redetermined by the lenders twice per year, with the next re-determination to occur no later than May 2021. Our borrowing base may decrease as a result of a decline in oil or natural gas prices, operating difficulties, declines in reserves, lending requirements or regulations, lenders willingness to lend to the oil and gas industry, the issuance of new indebtedness or for any other reason. We cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. In the event of a decrease in our borrowing base, we could be required to repay any indebtedness in excess of the redetermined borrowing base, which would deplete cash flow from operations or require additional financing.

Further, our borrowing base is made available to us subject to the terms and covenants of our revolving credit facility, including compliance with the ratios and other financial covenants of such facility, and a failure to comply with such ratios or covenants could force us to repay a portion of our borrowings and suffer adverse financial impacts. Management has obtained a relief from compliance with certain financial covenants until October 1, 2021 ("the covenant relief period"), permitting the ratio of total debt to Covenant EBITDAX ("EBITDAX") to be greater than 4.0 to 1.0, Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ending (i) December 31, 2020 and March 31, 2021, must be at least 1.5 to 1.0 (ii) June 30, 2021 and September 30, 2021 must be at least 2.0 to 1.0, and be at least 2.5 to 1.0 thereafter. We are required to comply with various covenants, which as disclosed above, have been modified in response to the current market conditions and the COVID-19 pandemic. After the expiration of covenant relief period, we must maintain compliance with the following financial covenants: limitations on Company's ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on Company's ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0.

If we fail to comply with these financial covenants, it would result in a default under the terms of the credit agreement, which could result in an acceleration of repayment of all indebtedness under our revolving credit facility. An event of default under the revolving credit facility would result in a default under the indentures governing our senior notes, which could allow the note holders to require us to repurchase all of our outstanding senior notes. Based on the Brent price and production levels used in

2021 outlook, management expects to be in compliance with the financial covenants contained in the credit facility agreement after the expiry of covenant relief period.

Foreign currency exchange rate volatility may affect our financial results

We sell our oil and natural gas production under agreements that are denominated mainly in U.S. dollars. Many of the operational and other expenses we incur, including current and deferred tax assets and liabilities in Colombia, are denominated in Colombian pesos. Most of our administration costs in Canada are incurred in Canadian dollars. As a result, we are exposed to translation risk when local currency financial statements are translated to U.S. dollars, our functional currency. An appreciation of local currencies can increase our costs and negatively impact our results from operations. Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We are also exposed to transaction risk on settlement of payables and receivables denominated in foreign currency. We also hold an equity stake in PetroTal (TSXV - TAL, AIM - PTAL) which is denominated in Canadian dollars. Changes in exchange rate impacts the value of our investment.

Legal and Regulatory Risks

We are dependent on obtaining and maintaining permits and licenses from various governmental authorities

Our oil and natural gas exploration and production operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous licenses, permits, approvals and certificates, including environmental and other operating permits. We may not be able to obtain, sustain or renew such licenses and permits on a timely basis or at all. We may also have licenses and permits rescinded or may not be able to renew expiring licenses and permits. Failure or delay in obtaining or maintaining regulatory approvals or permits could have a material adverse effect on our ability to develop and explore on our properties, and receipt of drilling permits with onerous conditions could increase our compliance costs. Loss of permits for existing drilling, water injection or other activities necessary for production may result in a decline of our production levels and revenues or damage to the well structure. Regulations and policies relating to these licenses and permits may change, be implemented in a way that we do not currently anticipate or take significantly greater time to obtain. There can be no assurance that future political conditions in Colombia and Ecuador will not result in changes to policies with respect to foreign development and ownership of oil, environmental protection, health and safety or labor relations, which may negatively affect our ability to undertake exploration and development activities in respect of present and future properties, as well as our ability to raise funds to further such activities.

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

Risks Related to Ownership of our Common Stock

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

If we cannot meet the NYSE American continued listing requirements, the NYSE may delist our shares of Common Stock

Our shares of Common Stock are currently listed on the NYSE American, and the continued listing of our shares is subject to our compliance with a number of listing standards. If we fail to maintain compliance with these continued listing standards, including if the price our shares of Common Stock remains at its current low for a substantial period of time and we fail to effect a reverse stock split upon notice from the NYSE, our shares of Common Stock may be delisted. A delisting of our shares could negatively impact us by, among other things reducing the liquidity of our shares and limiting our ability to issue additional securities, obtain additional financing or pursuant strategic transactions.

For as long as we are a smaller reporting company, we will not be required to comply with certain disclosure requirements that apply to other public companies

We are currently a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. “Smaller reporting companies”, are able to provide simplified executive compensation disclosures in their filings, and have certain other scaled disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. The scaled disclosures we provide in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects. If some investors find our common stock to be less attractive as a result of the scaled disclosures, there also may be a less active trading market for our common stock and our trading price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

We are engaged in discussions with the ANH regarding the interpretation of whether certain transportation and related costs are eligible to be deducted in the calculation of the HPR royalty. Discussions with the ANH are ongoing. Although the outcome of these discussions cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The costs are recorded as they incurred or become probable and determinable.

We have several other lawsuits and claims pending. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, we believe the resolution of these matters would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We record costs as they are incurred or become probable and determinable.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Set forth below is information regarding our executive officers as of February 19, 2021.

Name	Age	Position
Gary S. Guidry	65	President and Chief Executive Officer, Director
Ryan Ellson	45	Chief Financial Officer and Executive Vice President, Finance
James Evans	55	Vice President, Corporate Services
Glen Mah	64	Vice President, Exploration Ecuador
Rodger Trimble	59	Vice President, Investor Relations
Lawrence West	64	Vice President, Exploration

•Gary S. Guidry, President and Chief Executive Officer, Director. Mr. Guidry has been Gran Tierra's Chief Executive Officer and President since May 7, 2015. From July 2011 to July 2014, Mr. Guidry served as President and Chief Executive Officer of Caracal Energy Inc. Mr. Guidry also served as President and CEO of Orion Oil & Gas Corp. from October 2009 to July 2011, Tanganyika Oil Corp. from May 2005 to January 2009, and Calpine Natural Gas Trust from October 2003 to February 2005. As Chief Executive Officer of these companies, Mr. Guidry was responsible for overseeing all aspects of the respective company’s business. Mr. Guidry currently sits on the board of Africa Oil Corp. (since April 2008) where he also serves as a member of the Audit Committee and the board of PetroTal Corp. (since December 2017). From September 2010 to October 2011, Mr. Guidry served on the board of Zodiac Exploration Corp., from October 2009 to March 2014, he served on the board of TransGlobe Energy Corp., and from February 2007 to May 2018, he served on the board of Shamaran Petroleum Corp. Prior to these positions, Mr. Guidry served as Senior Vice President and subsequently President of Alberta Energy Company International, and President and General Manager of Canadian Occidental Petroleum’s Nigerian operations. Mr. Guidry has directed exploration and production operations in Yemen, Syria and Egypt and has worked for oil and gas companies around the world in the U.S., Colombia, Ecuador, Venezuela, Argentina and Oman. Mr. Guidry is an Alberta-registered professional engineer (P. Eng.) and holds a B.Sc. in petroleum engineering from Texas A&M University.

•Ryan Ellson, Chief Financial Officer and Executive Vice President, Finance. Mr. Ellson has been Gran Tierra's Chief Financial Officer since May 2015. Mr. Ellson has over 21 years of experience in a broad range of international corporate finance and accounting roles. Mr. Ellson is currently a Director of PetroTal Corp. (since December 2017). From July 2014 until December 2014 Mr. Ellson was Head of Finance for Glencore E&P (Canada) Inc. and prior thereto Vice President, Finance at Caracal Energy Inc., a London Stock Exchange ("LSE") listed company with operations in Chad, Africa from August 2011 until July 2014. Glencore E&P (Canada) purchased Caracal in July 2014. Prior to Caracal, Mr. Ellson was Vice President of Finance at Sea Dragon Energy from April 2010 until August 2011. In these positions, Mr. Ellson oversaw financial and accounting functions, implemented and oversaw internal financial controls, secured reserve based lending facility's and was involved in multiple capital raises. Mr. Ellson has held management and executive positions with companies operating in Chad, Egypt, India and Canada. Mr. Ellson is a Chartered Professional Accountant and holds a Bachelor of Commerce and a Master of Professional Accounting from the University of Saskatchewan. Mr. Ellson has completed the Leadership for Senior Executives program at Harvard Business School and several executive education programs at The Wharton School of the University of Pennsylvania.

•James Evans, Vice President, Corporate Services. Mr. Evans has been Gran Tierra's Vice President, Corporate Services, since May 2015. Mr. Evans has over 27 years of experience including working the last 16 years in the international oil and gas industry. Most recently, Mr. Evans was the Head of Compliance & Corporate Services for Glencore E&P (Canada) Inc. from July 2014 to December 2014, and prior thereto Vice President of Compliance & Corporate Services at Caracal Energy Inc. from July 2011 to June 2014 where he oversaw the execution of corporate strategy and goals, developed and implemented a robust corporate compliance program, and managed all aspects of IT, document control, security and administration. Mr. Evans also managed the recruitment, training and retention of staff in both Calgary and Chad. He oversaw the growth of Caracal Energy from seven employees to more than 400 at the time of sale to Glencore. Prior to Caracal, Mr. Evans held senior management and executive positions at Orion Oil and Gas and Tanganyika Oil, with operating experience in Egypt, Syria and Canada. Mr. Evans holds a Bachelor of Commerce degree from the University of Calgary.

•Glen Mah, Vice President, Exploration Ecuador. Mr. Mah was appointed as Vice President, Explorations Ecuador in September 2019 and has been Gran Tierra's Vice President, Business Development since June 2016. He is a Petroleum Geologist with extensive management experience covering the execution of exploration programs, field development and asset management for conventional and unconventional hydrocarbons. He has worked with onshore and offshore projects in various petroleum basins in the Americas, Africa, Middle East and Asia. Mr. Mah was the Chief Geologist with the highly successful Tanganyika Oil Company Ltd. Mr. Mah has Alberta-registered Professional designation with APEGA and holds a Bachelor of Science degree Specialization in Geology from the University of Alberta.

•Rodger Trimble, Vice President, Investor Relations. Mr. Trimble has been Gran Tierra's Vice President, Investor Relations since June 2016. He is a Professional Engineer with more than 31 years of experience in domestic and international basins in various management positions. Prior to joining Gran Tierra, Mr. Trimble was Head of Corporate Planning, Budgeting & Finance with Glencore E&P (Canada) Inc. and prior thereto Director Corporate Planning, Budget & Business Development with Caracal Energy Inc. (acquired by Glencore E&P). He has held several senior management positions ranging from Country Manager in Argentina with Canadian Hunter Exploration, Vice President, Exploitation with Esprit Energy Trust, Manager, Reservoir Engineering with Apache Canada Inc. and Manager, Upstream Evaluations - Frontiers & International with Husky Energy. Mr. Trimble is an Alberta-registered Professional Engineer and a member of APEGA. He received a Bachelor of Science in Petroleum Engineering (with Distinction) from Stanford University.

•Lawrence West, Vice President, Exploration. Mr. West has been Gran Tierra's Vice President, Exploration, since May 2015. Mr. West has over 36 years of experience as an executive, explorationist, and geologist. Most recently, Mr. West was Vice President, Exploration at Caracal Energy from July 2011 to June 2014. Mr. West built a multi-disciplinary team to assess resources and grow reserves in the interior rift basins within Chad and led a successful exploration program. During his tenure he successfully executed two large 2D/3D seismic shoots in remote frontier basins, on time and on budget. Prior to Caracal he has been involved in starting and growing several public and private companies, including Reserve Royalty Corp., Chariot Energy, Auriga Energy and Orion Oil and Gas. Lawrence worked at Alberta Energy Company (AEC), where he was on the team that merged with Conwest. He built and led the AEC East team to the Rocky Mountain USA basins. His career began with Imperial Oil working on prospect and reservoir characterization, in multi-disciplinary teams, and as a technical mentor to exploration teams. Lawrence has an Honours Bachelor of Science in Geology from McMaster University and an MBA, specializing in economics, from the University of Calgary.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock trade on the NYSE American, the Toronto Stock Exchange (“TSX”) and on the London Stock Exchange (“LSE”) under the symbol “GTE”.

As of February 19, 2021, there were approximately 28 holders of record of shares of our Common Stock and 366,981,556 shares outstanding with $0.001 par value.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements and Supplementary Data” as set out in Part II, Item 8 of this Annual Report on Form 10-K. As a smaller reporting company, we are not required to include information regarding fiscal year 2018 in this Item 7, including a comparison of 2019 to 2018. For this information, please read Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are a company focused on international oil and gas exploration and production with assets currently in Colombia and Ecuador. Our Colombian properties represented 100% of our proved reserves NAR at December 31, 2020. For the year ended December 31, 2020, 100% of our revenue was generated in Colombia (2019 - 100%). We are headquartered in Calgary, Alberta, Canada.

As of December 31, 2020, we had estimated proved reserves NAR of 65.0 MMBOE, a slight decrease of 4% from the prior year, of which 60% were proved developed reserves and 100% were oil.

Financial and Operational Highlights

Key Highlights

•Net loss in 2020 was $778.0 million or $(2.12) per share basic and diluted, which included a non-cash ceiling test and inventory impairment of $564.5 million and goodwill impairment of $102.6 million, respectively, compared to net income of $38.7 million, or $0.10 per share basic and diluted in 2019
•Loss before income taxes in 2020 was $853.4 million compared to income before income taxes of $96.0 million in 2019
•Our total 2020 average production NAR was 20,072 bopd, a decrease from 29,015 bopd in 2019. With unprecedented impact of the COVID-19 pandemic and the related crash in world oil prices, we took decisive action during the first half of 2020 to shut-in minor fields, curtail drilling activity and defer workovers in order to protect the Company's balance sheet and liquidity. In the low price environment, we made the prudent move not to maximize production but defer production to a higher price environment
•Our total 2020 oil sales volumes NAR decreased by 31% to 20,163 bopd compared to 2019
•Oil sales for 2020 decreased 58% to $237.8 million compared to $571.0 million in 2019 primarily as a result of a 33% decrease in Brent price and a 31% decrease in sales volumes
•Oil sales per bbl for 2020 were $32.23, 40% lower compared to 2019
•Adjusted EBITDA(1) for 2020 was $96.5 million compared to $329.4 million in 2019
•Funds flow from operations(1) for 2020 decreased by 83% to $45.2 million or $0.12 per share basic and diluted compared with $272.4 million or $0.72 per share basic and diluted in 2019
•Operating expenses per bbl for 2020 were $15.16, 12% lower compared to 2019 primarily due to cost saving initiatives implemented during the first half of 2020 in response to deteriorating world oil prices, and the shut-in of higher cost minor fields for a portion of 2020. The majority of the cost saving initiatives, which are expected to be maintained in 2021, represent structural improvements of the Company's operations. Total operating expenses were $111.9 million in 2020, compared to $183.2 million in 2019 representing a 39% decrease
•Quality and transportation discounts per bbl for 2020 were $10.98 compared to $10.48 in 2019. The increase was due to higher Castilla and Vasconia differentials in 2020 compared to 2019
•Transportation expenses per bbl for 2020 decreased by 26% to $1.43 compared to 2019, primarily as a result of utilization of alternative transportation routes during 2020 which had lower cost per bbl
•General and administrative ("G&A") expenses before stock-based compensation per bbl for 2020 decreased by 3% to $3.05 compared to 2019 due to headcount optimization in addition to costs saving initiatives implemented in 2020, despite a 31% decrease in production. G&A expense before stock-based compensation was $22.5 million in 2020, compared to $33.3 million in 2019 representing a 32% decrease
•Capital expenditures decreased by $283.0 million or 75% from the prior year to $96.3 million as a result of significantly reduced activity. During fourth quarter of 2020, we restarted development drilling operations at the Acordionero field and accelerated certain budgeted first half of 2021 capital expenditures into fourth quarter to maximize operational efficiencies
•In December 2020, we completed the semi-annual redetermination of our credit facility resulting in a committed borrowing base of $215.0 million with a balance outstanding of $190.0 million as at December 31, 2020

•Through both direct tax refunds from the Colombian government and value-added tax ("VAT) on our oil sales, we collected a total of VAT and income tax receivables of $113.7 million

(Thousands of U.S. Dollars, unless otherwise noted)	Year Ended December 31,
	2020	% Change	2019
SEC Compliant Reserves, NAR (MMBOE)
Estimated proved oil and gas reserves	65	(4)	68

Estimated probable oil and gas reserves	44	(24)	58

Estimated possible oil and gas reserves	44	16	38

Average Consolidated Daily Volumes (BOPD)
Working interest ("WI") production before royalties	22,624	(35)	34,817
Royalties	(2,552)	(56)	(5,802)
Production NAR	20,072	(31)	29,015
Decrease in inventory	91	(27)	125
Sales (2)	20,163	(31)	29,140

Net (Loss) Income	$(777,967)	(2,111)	$38,690

Operating Netback
Oil sales	$237,838	(58)	$570,983
Operating expenses	(111,888)	(39)	(183,204)
Transportation expenses	(10,543)	(48)	(20,400)
Operating netback (1)	$115,407	(69)	$367,379

G&A Expenses Before Stock-Based Compensation	$22,506	(32)	$33,300
G&A Stock-Based Compensation	$1,216	(15)	$1,430
Adjusted EBITDA (1)	$96,482	(71)	$329,359
Net Cash Provided By Operating Activities	$81,074	(54)	$177,665
Funds Flow From Operations (1)	$45,213	(83)	$272,409
Capital Expenditures	$96,281	(75)	$379,314
Cash Paid for Acquisitions, Net of Cash Acquired	$—	(100)	$77,772

	As at December 31,
(Thousands of U.S. Dollars)	2020	% Change	2019
Cash and cash equivalents and current restricted cash and cash equivalents	$14,114	60	$8,817

Working capital surplus, including cash and cash equivalents	$20,226	(78)	$91,347

Revolving credit facility	$190,000	61	$118,000

Senior Notes	$600,000	—	$600,000

(1) Non-GAAP measures

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

Operating netback, as presented, is defined as oil sales less operating and transportation expenses. Management believes that operating netback is a useful supplemental measure for management and investors to analyze financial performance and provides an indication of the results generated by our principal business activities prior to the consideration of other income and expenses. A reconciliation from oil sales to operating netback is provided in the table above.

EBITDA, as presented, is defined as net income or loss adjusted for depletion, depreciation and accretion ("DD&A") expenses, interest expense and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for asset impairment, goodwill impairment, non-cash lease expense, lease payments, unrealized foreign exchange gains or losses, loss on redemption of Convertible Notes, unrealized gains or losses on financial instruments, other non-cash losses and stock based compensation expense. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net income or loss to EBITDA and adjusted EBITDA is as follows:

	Year Ended December 31,		Three Months Ended,
	December 31,		December 31,		September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019	2020
Net (loss) income	$(777,967)	$38,690	$(47,871)	$27,004	$(107,821)
Adjustments to reconcile net (loss) income to EBITDA and Adjusted EBITDA
DD&A expenses	164,233	225,033	33,115	60,603	31,340
Interest expense	54,140	43,268	13,936	12,613	14,029
Income tax (recovery) expense	(75,394)	57,285	(13,158)	11,610	(20,565)
EBITDA (non-GAAP)	$(634,988)	$364,276	$(13,978)	$111,830	$(83,017)
Asset impairment	564,495	—	57,402	196	104,731
Goodwill impairment	102,581	—	—	—	—
Non-cash lease expense	1,951	1,806	457	440	523
Lease payments	(1,926)	(1,969)	(522)	(366)	(429)
Unrealized foreign exchange loss (gain)	5,271	1,803	(17,064)	(3,500)	3,080
Loss on redemption of Convertible Notes	—	11,501	—	196	—
Unrealized loss (gain) on financial instruments	55,856	(49,488)	(5,983)	(44,323)	(5,086)
Other non-cash loss	2,026	—	—	—	2,026
Stock-based compensation expense	1,216	1,430	1,923	338	56
Adjusted EBITDA (non-GAAP)	$96,482	$329,359	$22,235	$64,811	$21,884

Funds flow from operations, as presented, is defined as net income or loss adjusted for DD&A expenses, asset impairment, goodwill impairment, deferred tax expense or recovery, stock-based compensation expense, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gains or losses, financial instruments gains or losses, other non-cash losses, cash settlement of financial instruments and loss on redemption of Convertible Notes. Management uses this financial measure to analyze performance and income or loss generated by our principal business activities prior to the consideration of how non-cash items affect that income or loss, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income or loss to funds flow from operations is as follows:

	Year Ended December 31,		Three Months Ended,
	December 31,		December 31,		September 30,
(Thousands of U.S. Dollars)	2020	2019	2020	2019	2020
Net (loss) income	$(777,967)	$38,690	$(47,871)	$27,004	$(107,821)
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	164,233	225,033	33,115	60,603	31,340
Asset impairment	564,495	—	57,402	—	104,731
Goodwill impairment	102,581	—	—	—	—
Deferred tax (recovery) expense	(76,148)	40,227	(13,352)	8,475	(21,202)
Stock-based compensation expense	1,216	1,430	1,923	338	56
Amortization of debt issuance costs	3,625	3,376	851	802	838
Non-cash lease expense	1,951	1,806	457	440	523
Lease payments	(1,926)	(1,969)	(522)	(366)	(429)
Unrealized foreign exchange loss (gain)	5,271	1,803	(17,064)	(3,500)	3,080
Other non-cash loss	2,026	—	—	—	2,026
Financial instruments loss (gain)	50,982	(46,215)	(887)	(43,325)	(713)
Cash settlement of financial instruments	4,874	(3,273)	(5,096)	(998)	(4,373)
Loss on redemption of Convertible Notes	—	11,501	—	196	—
Funds flow from operations (non-GAAP)	$45,213	$272,409	$8,956	$49,669	$8,056

(2) Sales volumes represent production NAR adjusted for inventory changes.

Consolidated Results of Operations

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	% Change	2019
Oil sales	$237,838	(58)	$570,983
Operating expenses	111,888	(39)	183,204
Transportation expenses	10,543	(48)	20,400
Operating netback (1)	115,407	(69)	367,379

COVID-19 related costs	2,679	100	—
DD&A expenses	164,233	(27)	225,033
Asset impairment	564,495	100	—
Goodwill Impairment	102,581	100	—
G&A expenses before stock-based compensation	22,506	(32)	33,300
G&A stock-based compensation expense	1,216	(15)	1,430
Severance expenses	1,628	(8)	1,771
Foreign exchange loss	4,184	567	627
Financial instruments loss (gain)	50,982	210	(46,215)
Interest expense	54,140	25	43,268
	968,644	274	259,214

Other loss	(469)	(96)	(12,886)
Interest income	345	(50)	696
(Loss) income before income taxes	(853,361)	(989)	95,975

Current income tax expense	754	(96)	17,058

Deferred income tax (recovery) expense	(76,148)	(289)	40,227
Total income tax (recovery) expense	(75,394)	(232)	57,285
Net (loss) income	$(777,967)	(2,111)	$38,690

Sales Volumes (NAR)
Total sales volumes, BOPD	20,163	(31)	29,140

Brent Price per bbl	$43.21	(33)	$64.16

Consolidated Results of Operations per bbl Sales Volumes (NAR)
Oil sales	$32.23	(40)	$53.68
Operating expenses	15.16	(12)	17.23
Transportation expenses	1.43	(26)	1.92
Operating netback (1)	15.64	(55)	34.53

COVID-19 related costs	0.36	100	—
DD&A expenses	22.25	5	21.16
Asset impairment	76.49	100	—
Goodwill Impairment	13.90	100	—
G&A expenses before stock-based compensation	3.05	(3)	3.13
G&A stock-based compensation expense	0.16	23	0.13
Severance expenses	0.22	29	0.17
Foreign exchange loss	0.57	850	0.06
Financial instruments loss (gain)	6.91	259	(4.35)
Interest expense	7.34	80	4.07
	131.25	439	24.37

Other loss	(0.06)	95	(1.21)
Interest income	0.05	(29)	0.07
(Loss) income before income taxes	(115.62)	(1,382)	9.02

Current income tax expense	0.10	(94)	1.60
Deferred income tax (recovery) expense	(10.32)	(373)	3.78
Total income tax (recovery) expense	(10.22)	(290)	5.38
Net (loss) income	$(105.40)	(2,996)	$3.64

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights - Non-GAAP measures" for a definition and reconciliation of this measure.

Oil Production and Sales Volumes, BOPD

	Year Ended December 31,
Average Daily Volumes (BOPD)	2020	2019
WI production before royalties	22,624	34,817
Royalties	(2,552)	(5,802)
Production NAR	20,072	29,015
Decrease in inventory	91	125
Sales	20,163	29,140

Royalties, % of working interest production before royalties	11%	17%

Oil production NAR for the year ended December 31, 2020 decreased 31% to 20,072 BOPD from 2019. With unprecedented impact of the COVID-19 pandemic and the related crash in world oil prices, we took decisive action during the first half of 2020 to shut-in minor fields, curtail drilling activity and defer workovers in order to protect the Company's balance sheet and liquidity. In the low price environment, we made the prudent move not to maximize production but defer production to a higher price environment. In addition, we experienced force majeure related to local farmers blockade which resulted in shut-in of production at the Suroriente and PUT-7 Blocks for the first half of 2020.

Royalties as a percentage of production for the year ended December 31, 2020, decreased compared to prior year commensurate with the decrease in benchmark oil prices and the price sensitive royalty regime in Colombia.

WI Production
40,000
32,000
24,000
16,000
8,000
—
Average Daily Volumes (BOPD)
20%
15%
10%
5%
—%
Royalties as a % of Production
34,817
17%
22,624
11%
Year Ended December 31, 2019
Year Ended December 31, 2020

Production By Block, Year Ended December 31, 2020
Other, 15%
Midas, 50%
Chaza, 35%
Midas
Chaza
Other

The Midas Block includes Acordionero, Mochuelo and Ayombero-Chuira fields and the Chaza Block includes Costayaco and Moqueta fields.

Oil Sales

Oil sales for the year ended December 31, 2020, decreased by 58% to $237.8 million compared to $571.0 million in 2019, primarily as a result of a 33% decrease in Brent price and lower production volumes.

The following table shows the effect of changes in realized price and sales volumes on our oil sales for the two years ended December 31, 2020:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Oil sales for the comparative period	$570,983	$613,431
Realized sales price decrease effect	(158,334)	(51,485)
Sales volume (decrease) increase effect	(174,811)	9,037
Oil sales for the current period	$237,838	$570,983

On a per bbl basis, average realized prices decreased by 40% to $32.23 for the year ended December 31, 2020 compared to $53.68 in 2019, primarily as a result of the decrease in benchmark oil prices and higher Castilla and Vasconia differentials in 2020. In 2020 Castilla and Vasconia differentials per bbl averaged $6.79 and $4.31 respectively, compared to $5.64 and $2.54 respectively, in 2019.

Transportation Expenses

We have options to sell our oil through multiple pipelines and trucking routes. Each transportation route has varying effects on realized price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia using each transportation method for each of the two years ended December 31, 2020:

	Year Ended December 31,
	2020	2019
Volume transported through pipelines	4%	1%
Volume sold at wellhead	48%	51%
Volume transported via truck to pipelines	48%	48%
	100%	100%

Volumes transported through pipelines or via truck receive a higher realized price, but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expense. We focus on maximizing operating netback per bbl when choosing a transportation method.

Transportation expenses for the year ended December 31, 2020, decreased by 48% to $10.5 million, compared with $20.4 million in 2019, as a result of lower sales volumes and the utilization of alternative transportation routes during 2020. On a per bbl basis, transportation expenses decreased 26% to $1.43, from $1.92 in 2019. The decrease in transportation expenses per bbl was as a result of utilization of alternative transportation routes during 2020 which had lower cost per bbl compared to the corresponding period in 2019.

Transportation Expenses
$24.0
$18.0
$12.0
$6.0
$—
$ Million
$2.50
$2.25
$2.00
$1.75
$1.50
$1.25
$/bbl
$20.4
$1.92
$10.5
$1.43
Year Ended December 31, 2019
Year Ended December 31, 2020
Transportation Expense
Transportation Expenses ($/bbl)

The following table shows the variance in our average realized price net of transportation expenses in Colombia for each of the two years ended December 31, 2020:

	Year Ended December 31,
(U.S. Dollars per bbl Sales Volumes NAR)	2020	2019
Average realized price net of transportation expenses for the comparative period	$51.76	$55.76
Decrease in benchmark prices	(20.95)	(7.53)
(Increase) decrease in quality and transportation discounts	(0.50)	2.68
Decrease in transportation expense	0.49	0.85
Average realized price net of transportation expenses for the year	$30.80	$51.76

Operating Expenses

Operating expenses for the year ended December 31, 2020, decreased by 39% to $111.9 million compared to $183.2 million in 2019. On a per bbl basis, operating expenses decreased by $2.07 to $15.16 compared to $17.23 in the prior year, primarily due to cost saving initiatives implemented during the first half of 2020 in response to deteriorating world oil prices, and the shut-in of higher cost minor fields for a portion of 2020. The majority of the cost saving initiatives, which are expected to be maintained in 2021, represent structural improvements of the Company's operations. By the end of fourth quarter of 2020, we resumed development activities throughout our portfolio at much lower cost, including the ongoing workover operations and restart of development drilling at Acordionero, the restart of workover operations at Costayaco, and the restart of previously shut-in minor fields.

Operating Expense
$200.0
$150.0
$100.0
$50.0
$—
$ Millions
$20.00
$17.50
$15.00
$12.50
$10.00
$/bbl
$183.2
$17.23
$111.9
$15.16
Year Ended December 31, 2019
Year Ended December 31, 2020
Operating Expense
Operating Expenses ($/bbl)

Operating Netbacks

	Year Ended December 31,
Consolidated	2020	2019
(Thousands of U.S. Dollars)
Oil sales	$237,838	$570,983
Transportation expenses	(10,543)	(20,400)
	227,295	550,583
Operating expenses	(111,888)	(183,204)
Operating netback (1)	$115,407	$367,379

(U.S. Dollars per bbl Sales Volumes NAR)
Brent	$43.21	$64.16
Quality and transportation discounts	(10.98)	(10.48)
Average realized price	32.23	53.68
Transportation expenses	(1.43)	(1.92)
Average realized price net of transportation expenses	30.80	51.76
Operating expenses	(15.16)	(17.23)
Operating netback (1)	$15.64	$34.53

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights - Non-GAAP measures" for a definition and reconciliation of this measure.

Change in Operating Netback from the Year Ended 2019 to 2020
$40.00
$30.00
$20.00
$10.00
$0.00
$ / bbl
$34.53
$(21.45)
$0.49
$2.07
$15.64
Year Ended December 31, 2019 Netback
Revenue
Transportation Expenses
Operating Expenses
Year Ended December 31, 2020 Netback

Quality and Transportation Discounts & Transportation Expenses
$15.00
$10.00
$5.00
$0.00
$/BBL
$12.40
$1.92
$10.48
$12.41
$1.43
$10.98
Year Ended December 31, 2019
Year Ended December 31, 2020
Total Transportation Expense and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

COVID-19 Related Costs

The COVID-19 pandemic resulted in extra operating and transportation costs related to COVID-19 health and safety preventative measures including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. For the year ended December 31, 2020, COVID-19 costs were $2.5 million relating to operating activities and $0.2 million to transportation activities. There were no COVID-19 related costs in 2019.

DD&A Expenses

	Year Ended December 31,
	2020	2019
DD&A Expenses, Thousands of U.S. Dollars	$164,233	$225,033
DD&A Expenses, U.S. Dollars per bbl	$22.25	$21.16

DD&A expenses for the year ended December 31, 2020, decreased by 27%, and increased by 5% on a per bbl from 2019. On a per bbl basis, the DD&A increase in 2020 was due to a proportionally higher decrease in production, compared to the decrease in overall DD&A expense, when compared to 2019.

Asset Impairment

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Impairment of oil and gas properties	$560,344	$—
Impairment of inventory	4,151	—
	$564,495	$—

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

For the year ended December 31, 2020, $560.3 million ceiling test impairment was recorded in our Colombia cost center. In accordance with GAAP, we used an average Brent price of $43.43 per bbl less corresponding differentials for the purpose of the December 31, 2020 ceiling test calculation (2019 - $64.20). For the year ended December 31, 2019, no ceiling test impairment was recorded.

For the year ended December 31, 2020, we recorded $4.2 million relating to the impairment of oil inventory due to the decline in commodity pricing. There was no inventory impairment for the year ended December 31, 2019.

Goodwill Impairment

For the year ended December 31, 2020, we recorded $102.6 million of goodwill impairment relating to our Colombia business unit. The impairment was due to the carrying value of the unit exceeding its fair value as a result of the cumulative impact of the shut-in of higher cost production fields and lower forecasted commodity prices. The estimated fair value of the Colombia unit for the goodwill impairment test was based on the discounted after-tax cash flows associated with the proved and probable reserves of the reporting unit. Our goodwill consisted entirely of $102.6 million relating to the Solana Resources Limited and Argosy Energy International L.P. acquisitions in 2008 and 2006, respectively. There was no goodwill impairment for the year ended December 31, 2019.

G&A Expenses

(Thousands of U.S. Dollars)	Year Ended December 31,
	2020	% change	2019
G&A expenses before stock-based compensation	$22,506	(32)	$33,300
G&A stock-based compensation	1,216	(15)	1,430
G&A expenses, including stock-based compensation	$23,722	(32)	$34,730

(U.S. Dollars Per bbl Sales Volumes NAR)
G&A expenses before stock-based compensation	$3.05	(3)	$3.13
G&A stock-based compensation	0.16	23	0.13
G&A expenses, including stock-based compensation	$3.21	(2)	$3.26

G&A expenses before stock-based compensation for the year ended December 31, 2020 decreased 32% compared to 2019 due to headcount optimization and cost saving measures implemented in 2020. On a per bbl basis, G&A expenses before stock-based compensation decreased 3% to $3.05 compared to 2019, despite a 31% decrease in production.

G&A expenses after stock-based compensation for the year ended December 31, 2020 decreased 32% for the same reason mentioned above, as well as lower stock based compensation as a result of lower share price compared to 2019. On a per bbl basis G&A expenses after stock based compensation were lower compared to prior year at $3.21, consistent with 31% lower production.

G&A Expenses
$40.0
$30.0
$20.0
$10.0
$ Millions
$5.00
$4.00
$3.00
$2.00
$1.00
$/bbl
$34.7
$23.7
$3.26
$3.21
Year Ended December 31, 2019
Year Ended December 31, 2020
G&A Expenses
G&A Expenses ($/bbl)

Severance Expenses

For the years ended December 31, 2020 and 2019, severance expenses were $1.6 million and $1.8 million, respectively, due to headcount optimization.

Foreign Exchange Losses

For the years ended December 31, 2020 and 2019, we had foreign exchange losses of $4.2 million and $0.6 million, respectively. The main sources of the foreign exchange losses are revaluation of investment in PetroTal shares, taxes receivable and payable, and deferred tax assets and liabilities. Under GAAP, investment, income taxes and deferred taxes are considered a monetary assets and liabilities and require translation from local currency to U.S. dollar functional currency at each balance sheet date.

The following table presents the change in the Colombian peso and Canadian dollar against the U.S. dollar for the last two years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Change in the Colombian peso against the U.S. dollar	weakened by	weakened by
	5%	1%
Change in the Canadian dollar against the U.S. dollar	strengthened by	strengthened by
	2%	5%

Financial Instruments Gains or Losses

The following table presents the nature of our financial instruments gains or losses for the last two years ended December 31:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Commodity price derivative (gain) loss	$(220)	$3,642
Foreign currency derivative loss	3,155	27
Investment loss (gain)	46,883	(49,884)
Financial instruments loss	1,164	—
	$50,982	$(46,215)

For the year ended December 31, 2020, we had an unrealized investment loss of $46.9 million (2019 - unrealized investment gain of $49.9 million) on our investment in PetroTal. On January 21, 2021, we disposed 44% of our interest in PetroTal for a cash consideration of $14.8 million and incurred loss on sale of $5.1 million.

Income Tax Expense and Recovery

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
(Loss) income before income taxes	$(853,361)	$95,975

Current income tax expense	$754	$17,058
Deferred income tax (recovery) expense	(76,148)	40,227
Total income tax (recovery) expense	$(75,394)	$57,285

Effective tax rate	9%	60%

Current income tax expense decreased for the year ended December 31, 2020, compared to 2019, primarily as a result of lower taxable income in Colombia.

The deferred income tax recovery for the year ended December 31, 2020, of $76.1 million was mainly a result of an impairment write-down in Colombia, which was partially offset by Colombian tax losses that are now fully offset by a valuation allowance. The deferred income tax expense for the year ended December 31, 2019, of $40.2 million was primarily a result of excess tax depreciation compared to accounting depreciation in Colombia.

Our effective tax rate was 9% for the year ended December 31, 2020, compared with 60% in 2019. The decrease in the effective tax rate was primarily due to an increase in valuation allowance, increase in foreign currency translation adjustment, goodwill impairment, and impact of foreign taxes.
The difference between our effective tax rate of 9% for the year ended December 31, 2020, and the 32% Colombian statutory rate was primarily due to an increase in the valuation allowance, foreign currency translation adjustment, non-deductible goodwill impairment, and impact of foreign taxes.

The difference between our effective tax rate of 60% for the year ended December 31, 2019, and the 33% Colombian statutory rate was primarily due to an increase in foreign currency translation adjustments, impact of foreign taxes, other permanent differences, valuation allowance and non-deductible third party royalties in Colombia. These are partially offset by a non-taxable investment gain.

Our estimated tax pools at December 31, 2020, are as follows:

(Thousands of U.S. Dollars)	2020
Colombia
Non-capital losses and other tax credits	$252,032
Depletable and depreciable assets	902,519
Total tax pools and credits	$1,154,551

Net Income (Loss) and Funds Flow From Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Fourth quarter 2020 compared with third quarter 2020	% change	Fourth quarter 2020 compared with fourth quarter 2019	% change	Year ended December 31, 2020 compared with year ended December 31, 2019	% change
Net (loss) income for the comparative period	$(107,821)		$27,004		$38,690
Increase (decrease) due to:
Sales volumes	7,617		(38,147)		(174,811)
Prices	4,034		(24,994)		(158,334)
Expenses:
Cash operating expenses	(6,494)		21,845		71,316
Transportation	(708)		2,239		9,857
COVID-19 related costs	(42)		(1,150)		(2,679)
Cash G&A, excluding stock-based compensation expense	(817)		3,195		10,794
Severance	(37)		530		143
Interest, net of amortization of debt issuance costs	106		(1,274)		(10,623)
Realized foreign exchange gain (loss)	41		(2,608)		(89)
Settlement of financial instruments	(723)		(4,098)		8,147
Other (loss) gain	(2,361)		983		2,942
Current taxes	443		2,941		16,304
Net lease payments	(159)		(139)		188
Interest income	—		(36)		(351)
Net change in funds flow from operations (1) from comparative period	900		(40,713)		(227,196)
Expenses:
Depletion, depreciation and accretion	(1,775)		27,488		60,800
Goodwill impairment	—		—		(102,581)
Asset impairment	47,329		(57,402)		(564,495)
Deferred tax	(7,850)		21,827		116,375
Amortization of debt issuance costs	(13)		(49)		(249)
Loss on convertible notes	—		196		11,501
Net lease payments	159		139		(188)
Stock-based compensation	(1,867)		(1,585)		214
Other non-cash gain (loss)	2,026		—		(2,026)
Financial instruments gain (loss), net of financial instruments settlements	897		(38,340)		(105,344)
Unrealized foreign exchange	20,144		13,564		(3,468)
Net change in net loss	59,950		(74,875)		(816,657)
Net loss for the current period	$(47,871)	56%	$(47,871)	(277)%	$(777,967)	(2,111)%

(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights - Non-GAAP measures" for a definition and reconciliation of this measure.

2021 Work Program and Capital Expenditures

Our Colombian operation, which represents 100% of our production, is expected to represent 98% of our 2021 capital budget with the remainder allocated to exploration activities in Ecuador.

The table below shows the break-down of our 2021 capital program:

	Number of Wells (Gross)	Number of Wells (Net)	2021 Capital Budget ($ million)
Colombia
Development	14-18	14-18	118-138
Exploration	—	—	9
Ecuador
Exploration	—	—	3
	14-18	14-18	130-150

Our base capital program for 2021 is $130 million to $150 million for exploration and development based on a mid-point range for budgeted exploration costs. Based on the mid-point of the 2021 guidance, the capital budget is forecasted to be approximately 91% directed to development and 9% to exploration activities. Approximately 21% of the development activities included in the 2021 capital program are expected to be directed to facilities.

We expect our 2021 capital program to be fully funded by cash flows from operations. Funding this program from cash flow from operations relies in part on Brent oil prices being at least $49 per bbl for 2021.

Capital Program

Capital expenditures during the year ended December 31, 2020, were $96.3 million.

During the year ended December 31, 2020, we spud the following wells in Colombia:

Number of Wells (Gross and Net)
Development	7.0
Service	1.0
Total	8.0

We spud one service, and 7 development wells in 2020. All of the wells were in the Midas Block.

Liquidity and Capital Resources

	As at December 31,
(Thousands of U.S. Dollars)	2020	% Change	2019
Cash and cash equivalents	$13,687	65	$8,301
Current restricted cash and cash equivalents	$427	(17)	$516
Working capital surplus, including cash and cash equivalents	$20,226	(78)	$91,347
Revolving credit facility	$190,000	61	$118,000
Senior Notes	$600,000	—	$600,000

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

The unprecedented decline in oil prices has materially reduced our forecasted EBITDAX and the estimated value of our oil reserves. Based on current forecasted Brent pricing and production levels, which can change materially in very short time frames, we forecasted to be in compliance with the amended financial covenants contained in Senior Secured Credit Facility ("the revolving credit facility") for at least the next year from the date of these financial statements. The amount available under the revolving credit facility is based on the lenders determination of the borrowing base. The borrowing base is determined, by the lenders, based on our reserves and commodity prices. The next renewal of the borrowing base is scheduled for May 2021 and there is risk that the borrowing base may be reduced by the lenders. In addition, our ability to borrow under the credit facility may be limited by the terms of the indentures for the 6.25% Senior Notes and 7.75% Senior Notes.

The risk of non-compliance with the covenants in the lending agreements and the risk associated with maintaining the borrowing base is heightened in the current period of volatility coupled with the unprecedented disruption caused by the COVID-19 pandemic. Management currently expects that we will continue to meet the terms of the revolving credit facility or obtain further amendments or waivers if and when required. We also expect to be able to maintain the borrowing base at a level in excess of the amount borrowed. However, there can be no assurances that our liquidity can be maintained at or above current levels during this period of volatility and global economic uncertainty.
The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the financial effect on our Company is not known at this time.
On June 1, 2020 and December 7, 2020, we completed the semi-annual re-determinations of our revolving credit facility resulting in a reduction of the borrowing base from $300.0 million to $225.0 million and further to $215.0 million, with $200 million readily available and $15 million subject to approval by majority lenders until June 29, 2021 and $20 million plus 50% of outstanding amounts owing under certain advance payment agreements starting June 30, 2021 and ending October 1, 2021. We intentionally apply all excess cash to the facility and minimize cash on the balance to reduce borrowing costs. We can borrow under the facility by providing the lenders with two days notice. Availability under the revolving credit facility is determined by the reserves-based borrowing determined by the lenders. At December 31, 2020, we had $190.0 million drawn under the revolving credit facility. As of February 19, 2021, outstanding borrowings under our credit facility remained at $190.0 million.

We have also obtained a relief from compliance with certain financial covenants until October 1, 2021 ("the covenant relief period"), permitting the ratio of total debt to Covenant EBITDAX ("EBITDAX") to be greater than 4.0 to 1.0, Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ending (i) December 31, 2020 and March 31, 2021, must be at least 1.5 to 1.0 (ii) June 30, 2021 and September 30, 2021 must be at least 2.0 to 1.0, and be at least 2.5 to 1.0 thereafter. We are required to comply with various covenants, which as disclosed above, have been modified in response to the current market conditions and the COVID-19 pandemic. As of December 31, 2020, we were in compliance with all applicable covenants under the revolving credit facility.
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
After the expiration of covenant relief period, we must maintain compliance with the following financial covenants: limitations on Company's ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on Company's ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. If we fail to comply with these financial covenants, it would result in a default under the terms of the credit agreement, which could result in an acceleration of repayment of all indebtedness under our revolving credit facility. Under the terms of the credit facility, we are limited in our ability to pay any dividends to our shareholders without bank approval.
At December 31, 2020, we had $300.0 million of 7.75% Senior Notes due 2027 (the “7.75% Senior Notes”) and $300.0 million of 6.25% Senior Notes due 2025 (the “6.25% Senior Notes” and, together with the 7.75% Senior Notes, the “Senior Notes”) The Senior Notes are fully and unconditionally guaranteed by the Company and certain subsidiaries of the Company that guarantee its revolving credit facility.
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

Cash and Cash Equivalents Held Outside of Canada and the United States

At December 31, 2020, 97% of our cash and cash equivalents were held by subsidiaries outside of Canada and the United States.

Derivative Positions

At December 31, 2020, we had outstanding commodity price derivative positions as follows:

Period and Type of Instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Three-way Collars: January 1, to June 30, 2021	14,000	ICE Brent	36.43	45.14	51.45	0.21
Collars: January 1, to June 30, 2021	1,000	ICE Brent	n/a	45.00	50.40	n/a
Swaptions: July 1, to December 31, 2021	3,000	ICE Brent	n/a	n/a	56.75	n/a

Subsequent to December 31, 2020 , we entered into commodity price and foreign currency derivative positions as follows:

Period and Type of Instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Three-way Collars: July 1, to December 31, 2021	4,000	ICE Brent	45.00	55.00	68.00	n/a

A collar limits the range of possible positive and negative returns and provides us downside protection at a lower cost compared to a swap.

Period and Type of Instrument	Amount Hedged (Millions of COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: March 1, to December 31, 2021	10,000	3,051	COP	3,500	3,630
(1) At December 31, 2020 foreign exchange rate.

Cash Flows

The following table presents our sources and uses of cash and cash equivalents for the periods presented:

	Year Ended December 31,
	2020	2019
Sources of Cash and Cash Equivalents:
Net (loss) income	$(777,967)	$38,690
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	164,233	225,033
Asset impairment	564,495	—
Goodwill Impairment	102,581	—
Deferred tax (recovery) expense	(76,148)	40,227
Stock-based compensation expense	1,216	1,430
Amortization of debt issuance costs	3,625	3,376
Unrealized foreign exchange loss	5,271	1,803
Other non-cash loss	2,026	—
Financial instruments loss (gain)	50,982	(46,215)
Non-cash lease expenses	1,951	1,806
Lease payments	(1,926)	(1,969)
Cash settlement of financial instruments	4,874	(3,273)
Loss on redemption of Convertible Notes	—	11,501
Funds flow from operations (1)	45,213	272,409
Changes in non-cash operating working capital	36,062	—
Proceeds from issuance of Senior Notes, net of issuance costs	—	289,271
Proceeds from other debt, net of issuance costs	88,332	342,575
	169,607	904,255
Uses of Cash and Cash Equivalents:
Additions to property, plant and equipment - property acquisitions	—	(77,772)
Additions to property, plant and equipment	(96,281)	(379,314)
Repayment of debt	(17,000)	(349,219)
Lease payments	(879)	—
Changes in non-cash operating working capital	—	(93,874)
Changes in non-cash investing working capital	(48,642)	(7,851)
Cash settlement of asset retirement obligation	(201)	(870)
Repurchase of shares of Common Stock	—	(37,561)
Foreign exchange loss on cash and cash equivalents and restricted cash and cash equivalents	(156)	(1,027)
	(163,159)	(947,488)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$6,448	$(43,233)

(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights - Non-GAAP measures" for a definition and reconciliation of this measure.

Off-Balance Sheet Arrangements

As at December 31, 2020 and 2019, we had no off-balance sheet arrangements.

Contractual Obligations

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2020:

(Thousands of U.S. Dollars)	Total	2021	2022-2023	2024-2025	2026 and beyond
Revolving credit facility	$190,000	$—	$190,000	$—	$—
6.25% Senior Notes	300,000	—	—	300,000	—
7.75% Senior Notes	300,000	—	—	—	300,000
Total long-term debt	790,000	—	190,000	300,000	300,000
Interest payments (1)	245,965	52,729	93,209	67,542	32,485
Operating leases	4,910	2,330	2,580	—	—
Finance leases	4,725	3,197	1,501	27	—
Software and Telecommunication	900	300	600	—	—
Total	$1,046,500	$58,556	$287,890	$367,569	$332,485

(1) Interest payments were calculated by assuming that our revolving credit facility outstanding balance at December 31, 2020 of $190.0 million will be outstanding through the November 2022 maturity date and our 6.25% Senior Notes and 7.75% Senior Notes will be held until their maturity dates of February 2025 and May 2027, respectively. Actual results will differ from these estimates and assumptions.

At December 31, 2020, we had provided promissory notes totaling $100.6 million (2019 - $120.6 million) to support letters of credit or surety bonds relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements. These unsecured letters of credit do not utilize our revolving credit facility capacity because they are backed by local Colombian banks and Export Development Canada.

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

Full Cost Method of Accounting, Proved Reserves, DD&A and Impairment of Oil and Gas Properties

We follow the full cost method of accounting for our oil and natural gas properties in accordance with SEC Regulation S-X Rule 4-10, as described in Note 2 to the Consolidated Financial Statements, Significant Accounting Policies, in Item 8 “Financial Statements and Supplementary Data”. Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of properties are capitalized, including internal costs directly attributable to these activities. The sum of net capitalized costs, including estimated asset retirement obligations ("ARO"), and estimated future development costs to be incurred in developing proved reserves are depleted using the unit-of-production method.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas and the applicable discount rate, that are used to calculate the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that a 10% discount factor be used and future net revenues are calculated using prices that represent the average of the first day of each month price for the 12-month period. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs, but reflect adjustments for gravity, quality, local conditions, gathering and transportation fees and distance from market. Estimates of standardized measure of our future cash flows from proved reserves for our December 31, 2020, ceiling tests were based on wellhead prices per bbl as of the first day of each month within that twelve month period.

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

We assessed our oil and gas properties for impairment as at December 31, 2020, and recorded ceiling test impairment losses of
$560.3 million related to lower oil prices. For the year ended December 31, 2019, we had no ceiling test impairment losses. We used an average Brent price of $43.43 per bbl less corresponding differentials for the purposes of the December 31, 2020 ceiling test calculations (2019 - $64.20).

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

Equity Method Investment

During December 2017, we acquired an investment in common shares of PetroTal Corp. ("PetroTal") in connection with the sale of our Peru business unit. At December 31, 2020, this investment represented approximately 30% of PetroTal's issued and outstanding common shares. We determined that we did not have a controlling financial interest in PetroTal, but could exert significant influence over PetroTal's operating and financial policies as a result of our ownership interest in PetroTal and the right to nominate two directors to PetroTal's board of directors. Accordingly, we accounted for our investment in the common shares of PetroTal as an equity method investment, but elected the fair value option for this investment. On January 21, 2021 we sold 44% percent of our interest in PetroTal for cash proceeds of $14.8 million.

The fair value of the investment was estimated using quoted market prices in active markets. Information regarding the valuation of the investment can be found in Note 15 to the Consolidated Financial Statements, Financial Instruments, Fair Value Measurement, Credit Risk and Foreign Exchange Risk in Item 8 “Financial Statements and Supplementary Data”, which information is incorporated by reference here.

Goodwill

Goodwill represented the excess of the aggregate of the consideration transferred over net identifiable assets acquired and liabilities assumed. The goodwill that was recorded on our balance sheet related entirely to our Colombia reporting unit.

At each reporting date, we assessed qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount and whether it was necessary to perform the goodwill impairment test. Changes in our future cash flows, operating results, growth rates, capital expenditures, cost of capital, discount rates, stock price or related market capitalization, could affect the results of our annual goodwill assessment and, accordingly, led to goodwill impairment charges. The goodwill impairment test required a comparison of the fair value of the reporting unit to its net book value. We performed step 1 of the goodwill impairment test as at the end of the first quarter of 2020, which resulted in a full write-down of goodwill. The most significant judgments involved in estimating the fair value of our reporting unit related to the valuation of our property and equipment.

Leases

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

Revenue from Contracts with Customers

Our revenue relates to oil sales in Colombia. We recognize revenue when it transfers control of the product to a customer. This generally occurs at the time the customer obtains legal title to the product and when it is physically transferred to the delivery point agreed with the customer. Payment terms are generally within three business days following delivery of an invoice to the customer. Revenue is recognized based on the consideration specified in contracts with customers. Revenue represents our share and is recorded net of royalty payments to governments and other mineral interest owners.

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

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses (ASC 326)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses". This ASU replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to support credit loss estimates. In December 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Losses, Derivatives and Hedging and Leases", which is codification improvement of ASU 2016-13. We adopted this ASU on January 1, 2020, the adoption of which had no impact on our consolidated balance sheet, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gran Tierra Energy Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gran Tierra Energy Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in

Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Realizability of the deferred income tax asset.

As discussed in Note 13 to the consolidated financial statements, as of December 31, 2020, the Company had recognized a deferred income tax asset of $57.3 million. The Company estimated that there was a greater than 50 percent likelihood that the deferred income tax asset will be realized. The determination of the deferred income tax asset involves a number of estimates, including the future cash flows associated with the estimated proved oil and gas reserves (“proved reserves”). The estimation of the proved reserves involves the expertise of independent reservoir engineering specialists, who take into consideration assumptions related to its forecasted production, forecasted operating, royalty and capital cost assumptions and forecasted oil prices (“reserve assumptions”). The Company engages independent reservoir engineering specialists to estimate the proved reserves.

We identified the evaluation of the realizability of the deferred income tax asset as a critical audit matter. Changes in reserve assumptions could have had a significant impact on the determination of the Company’s ability to realize the deferred income tax asset and the amount of a valuation allowance, if any. A high degree of auditor judgment was required in evaluating the reserve assumptions used to estimate the proved reserves, which was an input to derive the deferred income tax asset. Additionally, the nature and extent of audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter, including controls over the estimation of the proved reserves and the related reserve assumptions. We evaluated the competence, capabilities and objectivity of the independent reservoir engineering specialists engaged by the Company, who estimated the proved reserves. We evaluated the methodology used by independent reservoir engineering specialists to estimate the proved reserves for compliance with regulatory standards. We compared the 2020 actual production, operating, royalty and capital costs to those estimates used in the prior year’s estimate of the proved reserves to assess the Company’s ability to accurately forecast. We assessed the forecasted commodity prices used in the proved reserves by comparing them to those published by other reserve engineering firms. We assessed the estimates of forecasted production and forecasted operating, royalty and capital cost assumptions used in the proved reserves by comparing them to historical results. We involved Canadian and Colombian income tax professionals with specialized skills and knowledge who assisted in evaluating the application of relevant tax laws and regulations used in the determination of the recognized deferred tax asset.

Impact of estimated proved oil reserves on the calculations of depletion expense and the ceiling test related to oil and gas properties

As discussed in Note 2 to the consolidated financial statements, the Company depletes its oil and gas properties using the unit-of-production method on a country-by-country basis. Under such method, capitalized costs associated with Colombia are depleted over the estimated proved oil and gas reserves associated with Colombia. As discussed in Note 5 to the consolidated financial statements, for the year ended December 31, 2020, the Company recorded depletion and depreciation expense of $160.8 million. Additionally, as discussed in Note 2 and 6 to the consolidated financial statements, the Company performs a ceiling test calculation each quarter and for the year ended December 31, 2020 the Company recorded ceiling test impairments of $560.3 million. In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to net income or loss. The estimation of proved reserves, which are used in the calculations of depletion and the ceiling test, involves the expertise of independent reservoir engineering specialists, who take into consideration reserve assumptions. The Company engages independent reservoir engineering specialists to estimate the proved reserves.

We identified the assessment of the impact of estimated proved reserves on the calculations of depletion expense and the ceiling test related to oil and gas properties as a critical audit matter. Changes in reserve assumptions could have had a significant impact on the calculations of depletion expense and the ceiling tests. A high degree of auditor judgment was required in evaluating the proved reserves, and related reserve assumptions, which were an input to the calculations of depletion expense and the ceiling test.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter, including controls over the calculation of depletion expense and the ceiling test and controls over the estimation of the proved reserves, including the reserve assumptions. We assessed the calculations of depletion expense and the ceiling test for compliance with regulatory standards. We evaluated the competence, capabilities and objectivity of the independent reservoir engineering specialists engaged by the Company, who estimated the proved reserves. We evaluated the methodology used by the independent reservoir engineering specialists to estimate the proved reserves for compliance with regulatory standards. We compared the Company’s 2020 actual production, operating, royalty and capital costs to those estimates used in the prior year’s estimate of the proved reserves to assess the Company’s ability to accurately forecast. We assessed the estimates of forecasted production and forecasted operating, royalty and capital cost assumptions used in the estimate of the proved reserves by comparing them to historical results.

We have served as the Company’s auditor since 2018.

/s/ KPMG LLP

Chartered Professional Accountants
Calgary, Canada
February 24, 2021

Gran Tierra Energy Inc.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2020	2019
OIL SALES (NOTE 11)	$237,838	$570,983

EXPENSES
Operating	111,888	183,204
Transportation	10,543	20,400
COVID-19 related costs (Note 12)	2,679	—
Depletion, depreciation and accretion (Note 5)	164,233	225,033
Goodwill impairment (Note 6)	102,581	—
Asset impairment (Note 6)	564,495	—
General and administrative	23,722	34,730
Severance	1,628	1,771
Foreign exchange loss	4,184	627
Financial instruments loss (gain) (Note 15)	50,982	(46,215)
Interest expense (Note 8)	54,140	43,268
TOTAL EXPENSES	1,091,075	462,818

OTHER LOSS	(469)	(12,886)
INTEREST INCOME	345	696
(LOSS) INCOME BEFORE INCOME TAXES	(853,361)	95,975

INCOME TAX EXPENSE (RECOVERY)
Current (Note 13)	754	17,058
Deferred (Note 13)	(76,148)	40,227
	(75,394)	57,285
NET AND COMPREHENSIVE (LOSS) INCOME	$(777,967)	$38,690

NET (LOSS) INCOME PER SHARE
–BASIC AND DILUTED	$(2.12)	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 9)	366,981,556	376,495,306
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 9)	366,981,556	376,507,812
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$13,687	$8,301
Restricted cash and cash equivalents (Note 10)	427	516
Accounts receivable (Note 3)	8,044	36,291
Investment (Note 15)	48,323	94,741
Taxes receivable (Note 4)	49,962	135,838
Other current assets	13,459	15,001
Total Current Assets	133,902	290,688

Oil and Gas Properties (using the full cost method of accounting)
Proved	797,355	1,258,934
Unproved	161,763	310,809
Total Oil and Gas Properties	959,118	1,569,743
Other capital assets	5,364	7,650
Total Property, Plant and Equipment (Note 5)	964,482	1,577,393

Other Long-Term Assets
Taxes receivable (Note 4)	42,635	25,869
Deferred tax assets (Note 13)	57,318	44,003
Other long-term assets	3,425	4,130
Goodwill (Note 6)	—	102,581
Total Other Long-Term Assets	103,378	176,583
Total Assets	$1,201,762	$2,044,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 7)	$100,784	$195,513
Derivatives (Note 15)	12,050	775
Taxes payable	37	—
Equity compensation award liability (Note 9 and 15)	805	3,053
Total Current Liabilities	113,676	199,341

Long-Term Liabilities
Long-term debt (Note 8)	774,770	700,459
Deferred tax liabilities (Note 13)	—	59,762
Asset retirement obligation (Note 10)	48,214	43,419
Equity compensation award liability (Note 9 and 15)	3,955	4,806
Other long-term liabilities	4,113	4,267
Total Long-Term Liabilities	831,052	812,713

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common Stock (Note 9) (366,981,556 and 366,981,556 shares of Common Stock, par value $0.001 per share, issued and outstanding as at December 31, 2020 and December 31, 2019, respectively)	10,270	10,270
Additional paid in capital	1,285,018	1,282,627
Deficit	(1,038,254)	(260,287)
Total Shareholders’ Equity	257,034	1,032,610
Total Liabilities and Shareholders’ Equity	$1,201,762	$2,044,664
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2020	2019
Operating Activities
Net (loss) income	$(777,967)	$38,690
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 5)	164,233	225,033
Goodwill Impairment (Note 6)	102,581	—
Asset impairment (Note 6)	564,495	—
Deferred tax (recovery) expense (Note 13)	(76,148)	40,227
Stock-based compensation (Note 9)	1,216	1,430
Amortization of debt issuance costs (Note 8)	3,625	3,376
Non-cash lease expenses	1,951	1,806
Lease payments	(1,926)	(1,969)
Unrealized foreign exchange loss	5,271	1,803
Financial instruments loss (gain) (Note 15)	50,982	(46,215)
Cash settlement of financial instruments	4,874	(3,273)
Cash settlement of asset retirement obligation (Note 10)	(201)	(870)
Other non-cash loss	2,026	—
Loss on redemption of Convertible Notes	—	11,501
Net change in assets and liabilities from operating activities (Note 16)	36,062	(93,874)
Net cash provided by operating activities	81,074	177,665

Investing Activities
Additions to property, plant and equipment (Note 5)	(96,281)	(379,314)
Property acquisitions (Note 5)	—	(77,772)
Changes in non-cash investing working capital	(48,642)	(7,851)
Net cash used in investing activities	(144,923)	(464,937)

Financing Activities
Proceeds from issuance of Senior Notes, net of issuance costs (Note 8)	—	289,271
Proceeds from bank debt, net of issuance costs	88,332	342,575
Repayment of debt	(17,000)	(349,219)
Lease payments	(879)	—
Repurchase of shares of Common Stock (Note 9)	—	(37,561)
Net cash provided by financing activities	70,453	245,066

Foreign exchange loss on cash and cash equivalents and restricted cash and cash equivalents	(156)	(1,027)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	6,448	(43,233)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of year (Note 16)	11,075	54,308
Cash and cash equivalents and restricted cash and cash equivalents, end of year (Note 16)	$17,523	$11,075

Supplemental cash flow disclosures (Note 16)
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Shareholders’ Equity
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2020	2019
Share Capital
Balance, beginning of year	$10,270	$10,290
Repurchase of Common Stock (Note 9)	—	(20)
Balance, end of year	10,270	10,270

Additional Paid in Capital
Balance, beginning of year	1,282,627	1,318,048
Stock-based compensation (Note 9)	2,391	2,120
Repurchase of Common Stock (Note 9)	—	(37,541)
Balance, end of year	1,285,018	1,282,627

Deficit
Balance, beginning of year	(260,287)	(298,588)
Net (loss) income	(777,967)	38,690
Cumulative adjustment for accounting changes related to leases (Note 2)	—	(389)
Balance, end of year	(1,038,254)	(260,287)

Total Shareholders’ Equity	$257,034	$1,032,610

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
(Expressed in U.S. Dollars, unless otherwise indicated)

1. Description of Business

Gran Tierra Energy Inc., a Delaware corporation (the “Company” or “Gran Tierra”), is a publicly traded company focused on international oil and natural gas exploration and production with assets currently in Colombia and Ecuador.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include: oil and natural gas reserves and related present value of future cash flows; depreciation, depletion, amortization (“DD&A”) and impairment; impairment assessments of goodwill; timing of transfers from oil and gas properties not subject to depletion to the depletable base; asset retirement obligations; determining the value of the consideration transferred and the net identifiable assets acquired and liabilities assumed in connection with business combinations and determining goodwill; assessments of the likely outcome of legal and other contingencies; income taxes; stock-based compensation; and determining the fair value of derivatives. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates.

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

Investment in PetroTal Corp.

During December 2017, the Company acquired an investment in common shares of PetroTal Corp. ("PetroTal") in connection with the sale of its Peru business unit. At December 31, 2020, this investment represented approximately 30% of PetroTal's issued and outstanding common shares. The Company determined that it did not have a controlling financial interest in PetroTal, but could exert significant influence over PetroTal's operating and financial policies as a result of its ownership interest in PetroTal and the right to nominate two directors to PetroTal's board of directors. Accordingly, Gran Tierra accounted for its investment in the common shares of PetroTal as an equity method investment, but elected the fair value option for this investment to reflect the value that market participants would use to value the investment. The fair value of the investment in PetroTal's common shares is recorded as "Investment" on the Company's consolidated balance sheet, and the change in fair value is recorded in the consolidated statements of operations as financial instruments gains or losses. As at December 31, 2020, we held 246,100,000 common shares of PetroTal and subsequent to December 31, 2020 we disposed of 109,006,250 common shares resulting in 137,093,750 common shares held (17% of all total outstanding shares).

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

Other Capital Assets

Other capital assets, including additions and replacements, are recorded at cost upon acquisition and include furniture, fixtures and leasehold improvement, computer equipment, automobiles and right-of-use assets for operating and finance leases. Depreciation for furniture and fixtures, computer equipment and automobiles is provided using the straight-line method over the useful life of the asset. Leasehold improvements and right-of-use assets for operating and finance leases are depreciated on a straight-line basis over the shorter of the estimated useful life and the term of the related lease. The cost of repairs and maintenance is charged to expense as incurred.

Goodwill

Goodwill represents the excess of the aggregate of the consideration transferred over the net identifiable assets acquired and liabilities assumed. The Company assesses qualitative factors annually, or more frequently if necessary, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether it is necessary to perform the goodwill impairment test. The impairment test requires allocating goodwill and certain other assets and liabilities to assigned reporting units. The fair value of each reporting unit is estimated and compared with its net book value. An impairment loss is recognized if the estimated fair value of the reporting unit is less than its carrying amount, not exceeding the carrying amount of goodwill allocated to that reporting unit. Because quoted market prices are not available for the Company’s reporting unit, the fair value of the reporting unit is estimated based upon estimated future cash flows of the reporting unit. The goodwill relates entirely to Colombia. The Company performed step 1 of the goodwill impairment test for the year-ended December 31, 2020 which resulted in a full write-down of goodwill.

Leases

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

All leases identified as part of the transition on January 1, 2019 relate to office leases. The transition resulted in the recognition of a right-of-use asset presented in other capital assets of $3.8 million at January 1, 2019, the recognition of lease liabilities of $4.2 million and a $0.4 million impact on retained earnings. When measuring the lease liabilities, the Company's incremental borrowing rate was used. At January 1, 2019 the rates applied ranged between 5.6% and 9.1%.

Revenue from Contracts with Customers

The Company's revenue relates to oil sales in Colombia. The Company recognizes revenue when it transfers control of the product to a customer. This generally occurs at the time the customer obtains legal title to the product and when it is physically transferred to the delivery point agreed with the customer. Payment terms are generally within three business days following delivery of an invoice to the customer. Revenue is recognized based on the consideration specified in contracts with customers. Revenue represents the Company's share and is recorded net of royalty payments to governments and other mineral interest owners.

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

Tariffs, tolls and fees charged to other entities for use of pipelines owned by the Company are evaluated by management to determine if these originate from contracts with customers or from incidental arrangements. When determining if the Company acted as a principal or as an agent in transactions, management determines if the Company obtains control of the product. As part of this assessment, management considers criteria for revenue recognition set out in ASC 606.

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

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses (ASC 326)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses". This ASU replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to support credit loss estimates. In December 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Losses, Derivatives and Hedging and Leases", which is codification improvement of ASU 2016-13. The Company adopted this ASU on January 1, 2020, the adoption of which had no material impact on the Company's consolidated balance sheet, results of operations or cash flows.

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
•impairment charges (see Note 6);
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

The unprecedented decline in oil prices has materially reduced the Company’s forecasted EBITDAX and the estimated value of its oil reserves. Based on current forecasted Brent pricing and production levels, which can change materially in very short time frames, the Company is forecasted to be in compliance with the amended financial covenants contained in the Company's Senior Secured Credit Facility (the "revolving credit facility") for at least the next year from the date of these financial statements. The amount available under the Company’s senior secured credit facility is based on the lenders determination of the borrowing base. The borrowing base is determined, by the lenders, based on the Company’s reserves and commodity prices. The next renewal of the borrowing base is scheduled for May 2021 and there is risk that the borrowing base may be reduced by the lenders. In addition, the Company’s ability to borrow under the credit facility may be limited by the terms of the indentures for the 6.25% Senior Notes and 7.75% Senior Notes.

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

3. Accounts Receivable

	As at December 31,
(Thousands of U.S. Dollars)	2020	2019
Trade	$3,799	$24,890
Other	4,245	11,401
Total Accounts Receivable	$8,044	$36,291

4. Taxes Receivable

The table below shows the break-down of taxes receivable which are comprised of value added tax ("VAT") and income tax receivables.

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Current
VAT Receivable	$35,977	$92,777
Income Tax Receivable	13,985	43,061
	$49,962	$135,838
Long-Term
VAT Receivable	$28,485	$25,869
Income Tax Receivable	14,150	—
	$42,635	$25,869
Total Taxes Receivable	$92,597	$161,707

The following table shows the movement of VAT and income tax receivables for the past two years:

(Thousands of U.S. Dollars)	VAT Receivable	Income Tax Receivable	Total Taxes Receivable
Balance, December 31, 2018	$72,497	$1,613	$74,110
Collected through sales contracts	(18,197)	—	(18,197)
Taxes paid	65,114	58,494	123,608
Current tax expense	—	(17,058)	(17,058)
Foreign exchange loss	(768)	12	(756)
Balance, December 31, 2019	$118,646	$43,061	$161,707
Collected through direct government refunds	(40,884)	(26,471)	(67,355)
Collected through sales contracts	(46,326)	—	(46,326)
Taxes paid	43,719	14,648	58,367
Current tax expense	—	(754)	(754)
Foreign exchange loss	(10,693)	(2,349)	(13,042)
Balance, December 31, 2020	$64,462	$28,135	$92,597

5. Property, Plant and Equipment

	As at December 31,
(Thousands of U.S. Dollars)	2020	2019
Oil and natural gas properties
Proved	$4,106,768	$3,850,565
Unproved	161,763	310,809
	4,268,531	4,161,374
Other (1)	32,135	30,255
	4,300,666	4,191,629
Accumulated depletion, depreciation and impairment	(3,336,184)	(2,614,236)
	$964,482	$1,577,393

(1) The "other" category includes $11.4 million right-of-use assets for operating and finance leases which had a net book value of $4.4 million as at December 31, 2020 (December 31, 2019 - $9.7 million which had a net book value of $5.7 million).

Depletion and depreciation expense on property, plant and equipment for the year ended December 31, 2020, was $160.8 million (2019 - $220.8 million). A portion of depletion and depreciation expense was recorded as oil inventory in each year.

2019 Acquisitions

On February 20, 2019, the Company acquired 36.2% working interest ("WI") in the Suroriente Block and a 100% WI of the Llanos-5 Block for cash consideration of $79.1 million and a promissory note of $1.5 million included in current accounts payable on the Company's consolidated balance sheet. The cost of the assets was allocated to proved properties using relative fair values.

(Thousands of U.S. Dollars)	2019
Cost of Asset Acquisition:
Cash	$79,100
Promissory note	1,500
$80,600

Allocation of Consideration Paid:
Oil and gas properties
Proved	$52,530
Unproved	44,768
97,298
Net working capital (including cash acquired of $5.3 million)	(16,698)
$80,600

Unproved Oil and Natural Gas Properties

At December 31, 2020, unproved oil and natural gas properties consist of exploration lands held in Colombia and Ecuador. Unproved oil and natural gas properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration warrants whether or not future areas will be developed. The Company expects that approximately 100% of costs not subject to depletion at December 31, 2020, will be transferred to the depletable base within the next five years.

The following is a summary of Gran Tierra’s oil and natural gas properties not subject to depletion as at December 31, 2020:

	Costs Incurred in
(Thousands of U.S. Dollars)	2020	2019	Prior to 2019	Total
Acquisition costs - Colombia	$—	$5,582	$32,558	$38,140
Exploration costs - Colombia	4,652	57,328	56,429	118,409
Exploration costs - Ecuador	2,006	3,208	—	5,214
	$6,658	$66,118	$88,987	$161,763

6. Impairment

Asset Impairment

Asset impairment for the years ended December 31, 2020 and 2019, was as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Impairment of oil and gas properties	$560,344	$—
Impairment of inventory	4,151	—
	$564,495	$—

(i)Oil and gas property impairment

For the year ended December 31, 2020, Gran Tierra recorded ceiling test impairment losses of $560.3 million as a result of lower oil prices. The Company follows the full cost method of accounting for its oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after-tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price for the 12-month period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of the Company's reserves. In accordance with GAAP, Gran Tierra used an average Brent price of $43.43 per bbl for the purposes of the December 31, 2020 ceiling test calculations (December 31, 2019 - $64.20 per bbl). There was no ceiling test impairment for the year ended December 31, 2019. Gran Tierra's total proved oil and gas reserves decreased 4% from the prior year.

(ii)Inventory impairment

For the year ended December 31, 2020, the Company recorded $4.2 million, relating to the impairment of oil inventory due to the decline in commodity pricing. There was no inventory impairment for the year ended December 31, 2019.

Goodwill Impairment

For the year ended December 31, 2020, the Company recorded $102.6 million of goodwill impairment relating to its Colombia business unit. The impairment was due to the carrying value of the unit exceeding its fair value as a result of the impact of lower forecasted commodity prices. The estimated fair value of the Colombia business unit for the goodwill impairment test was based on the discounted after-tax cash flows associated with the proved and probable reserves of the reporting unit. There was no goodwill impairment for the year ended December 31, 2019.

7. Accounts Payable and Accrued Liabilities

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Trade	$70,450	$151,747
Royalties	1,570	5,758
Employee compensation	1,701	6,861
Other	27,063	31,147
	$100,784	$195,513

8. Debt and Debt Issuance Costs

The Company's debt at December 31, 2020 and 2019, was as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2020	2019
6.25% Senior Notes	$300,000	$300,000
7.75% Senior Notes	300,000	300,000
Revolving credit facility	190,000	118,000
Unamortized debt issuance costs	(18,124)	(21,081)
Long-term lease obligation (1)	2,894	3,540
Long-term debt	$774,770	$700,459

(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company's balance sheet and totaled $3.3 million as at December 31, 2020 (December 31, 2019 - $3.3 million).

Senior Notes

At December 31, 2020, the Company had $300.0 million of 7.75% Senior Notes due 2027 (the “7.75% Senior Notes”) and $300.0 million of 6.25% Senior Notes due 2025 (the “6.25% Senior Notes” and, together with the 7.75% Senior Notes, the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed by the Company and certain subsidiaries of the Company that guarantee its revolving credit facility.

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

Before February 15, 2022, the Company may, at its option, redeem all or a portion of the 6.25% Senior Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, the Company may redeem all or a portion of the 6.25% Senior Notes plus accrued and unpaid interest applicable to the date of the redemption at the following redemption prices: 2022 - 103.125%; 2023 - 101.563%; 2024 and thereafter - 100%.

Credit Facility

At December 31, 2020, the Company had a revolving credit facility with a syndicate of lenders with a borrowing base of $215.0 million. Availability under the revolving credit facility is determined by the reserves-based borrowing base determined by the lenders. During the year, as part of semi-annual redeterminations, the borrowing base was reduced from $300.0 million to $225.0 million on June 1, 2020 and was further reduced to $215.0 million on December 7, 2020. The credit facility matures on November 10, 2022. The next re-determination of the borrowing base is due to occur no later than May 2021.

Management has also obtained a relief from compliance with certain financial covenants until October 1, 2021 (the "covenant relief period"), permitting the ratio of total debt to Covenant EBITDAX ("EBITDAX") to be greater than 4.0 to 1.0, Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ending (i) December 31, 2020 and March 31, 2021, must be at least 1.5 to 1.0 (ii) June 30, 2021 and September 30, 2021 must be at least 2.0 to 1.0, and be at least 2.5 to 1.0 thereafter. The Company is required to comply with various covenants, which as disclosed above, have been modified in response to the current market conditions and the COVID-19 pandemic. As of December 31, 2020, the Company was in compliance with all applicable covenants in the revolving credit facility.

Availability for borrowing or issuance of letters of credit during covenant relief period and until June 29, 2021 was reduced by $15.0 million and starting from June 30, 2021 and until the end of covenant relief period by $20.0 million.

After the expiration of covenant relief period, the Company must maintain compliance with the following financial covenants: limitations on Company's ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on Company's ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. If the Company fails to comply with these financial covenants, and relief from compliance with the covenants was not obtained, it would result in a default under the terms of the credit agreement, which could result in an acceleration of repayment of all indebtedness under the Company's revolving credit facility.

Amounts drawn down under the revolving credit facility bear interest, at the Company's option, at the USD LIBOR rate plus a margin ranging from 2.90% to 4.90% (December 31, 2019 - 1.65% to 3.65%), or an alternate base rate plus a margin ranging from 1.90% to 3.90% (December 31, 2019 - 0.65% to 2.65%), in each case based on the borrowing base utilization percentage. The alternate base rate is currently the U.S. prime rate. Undrawn amounts under the revolving credit facility bear interest from 0.73% to 1.23% (December 31, 2019 - 0.41% to 0.91%) per annum, based on the average daily amount of unused commitments.

The Company’s revolving credit facility is guaranteed by and secured against the assets of certain of the Company’s subsidiaries (the "Credit Facility Group"). Under the terms of the credit facility, the Company is subject to certain restrictions on its ability to distribute funds to entities outside of the Credit Facility Group, including restrictions on the ability to pay dividends to shareholders of the Company.
Interest Expense

The following table presents total interest expense recognized in the accompanying consolidated statements of operations:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Contractual interest and other financing expenses	$50,515	$39,892
Amortization of debt issuance costs	3,625	3,376
	$54,140	$43,268

The Company incurred debt issuance costs in connection with the issuance of the Senior Notes and its revolving credit facility. As at December 31, 2020, the balance of unamortized debt issuance costs has been presented as a direct deduction against the carrying amount of debt and is being amortized to interest expense using the effective interest method over the term of the debt.

9. Share Capital

Shares of Common Stock
Balance, December 31, 2018	387,079,027
Shares repurchased and canceled	(20,097,471)
Balance, December 31, 2019 and 2020	366,981,556

The Company’s authorized share capital consists of 595,000,000 shares of capital stock, of which 570,000,000 was designated as Common Stock, par value $0.001 per share and 25,000,000 as Preferred Stock, par value $0.001 per share.

Equity Compensation Awards

The Company has an equity compensation program in place for its executives, employees and directors. Executives and employees are given equity compensation grants that vest based on a recipient's continued employment and in the case of Performance Share Units (“PSUs”), the number of units that vest is dependent upon the achievement of certain key performance measures. Equity settled awards consist 80% of PSUs and 20% of stock options. The Company’s stock-based compensation awards outstanding as at December 31, 2020, include PSUs, deferred share units (“DSUs”), and stock options.

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

The following table provides information about PSU, DSU and stock option activity for the year ended December 31, 2020:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price /Stock Option ($)
Balance, December 31, 2019	11,371,367	1,251,994	10,612,872	$2.78
Granted	15,897,575	2,815,903	8,893,140	0.70
Exercised	(2,366,351)	—	—	—
Forfeited	(1,629,187)	—	(1,038,093)	2.04
Expired	—	—	(3,022,970)	3.42
Balance, December 31, 2020	23,273,404	4,067,897	15,444,949	$1.50
Vested and exercisable, at December 31, 2020			5,443,796	$2.39
Vested, or expected to vest, at December 31, 2020 through the life of the options			14,938,829	$1.53

Stock-based compensation expense for the year ended December 31, 2020, was $1.2 million (2019 - $1.4 million) and was primarily recorded in G&A expenses.

At December 31, 2020, there was $5.9 million (December 31, 2019 - $6.7 million) of unrecognized compensation cost related to unvested PSUs and stock options which is expected to be recognized over a weighted average period of 1.7 years. The weighted-average remaining contractual term of options vested, or expected to vest, at December 31, 2020 was 3.2 years.

PSUs

PSUs entitle the holder to receive, at the option of the Company, either the underlying number of shares of the Company's Common Stock upon vesting of such units or a cash payment equal to the value of the underlying shares. PSUs will cliff vest after three years, subject to the continued employment of the grantee. Upon vesting, the underlying number of Common Shares or the cash payment equivalent to their value may range from nil to 200% of the number of PSU's vested, based on the Company’s performance with respect to the applicable performance targets. As at December 31, 2020, 2.7 million (December 31, 2019 - 2.4 million) of PSU's had vested and will be settled in cash. The performance targets for the PSUs outstanding as at December 31, 2020, were as follows:

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

DSUs

DSUs entitle the holder to receive, either the underlying number of shares of the Company's Common Stock upon vesting of such units or, at the option of the Company, a cash payment equal to the value of the underlying shares. Once a DSU is vested, it is immediately settled. During the year ended December 31, 2020, DSUs were granted to directors and will vest 100% at such time the grantee ceases to be a member of the Board of Directors. The Company currently intends to settle the DSUs in cash.

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

For the years ended December 31, 2020 and 2019 , no stock options were exercised and no cash proceeds were received.

At December 31, 2020, the weighted average remaining contractual term of outstanding stock options was 3.2 years, (exercisable stock options - 1.9 years).

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2020	2019
Dividend yield (per share)	Nil	Nil
Volatility	50% to 69%	48% to 54%
Weighted average volatility	52%	51%
Risk-free interest rate	0.3% to 1.7%	1.5% to 2.5%
Expected term	5 years	4-5 years

The weighted average grant date fair value for options granted in the year ended December 31, 2020 was $0.29 (2019 - $0.89; 2018 - $1.15). The weighted average grant date fair value for options vested in the year ended December 31, 2020 was $0.79 (2019 - $1.10). The total fair value of stock options vested during year ended December 31, 2020 was $1.9 million (2019 - $1.9 million).

Weighted Average Shares Outstanding

	Year Ended December 31,
	2020	2019
Weighted average number of common and exchangeable shares outstanding	366,981,556	376,495,306
Shares issuable pursuant to stock options	—	87,204
Shares assumed to be purchased from proceeds of stock options	—	(74,698)
Weighted average number of diluted common and exchange shares outstanding	366,981,556	376,507,812

For the year ended December 31, 2020, all options, on a weighted average basis, (2019 - 9,465,737 options) were excluded from the diluted (loss) earnings per share calculation as the options were anti-dilutive.

10. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Balance, beginning of year	$43,419	$43,799
Liability incurred	909	7,034
Settlements	(201)	(846)
Accretion	3,464	3,436
Revisions in estimated liability	623	(10,004)
Balance, end of year	$48,214	$43,419

Revisions in estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling asset retirement obligations. At December 31, 2020, the fair value of assets that were legally restricted for purposes of settling asset retirement obligations was $3.8 million (December 31, 2019 - $2.8 million). These assets were accounted for as restricted cash and cash equivalents on the Company's balance sheet (Note 16).

11. Revenue

Most of the Company's revenue is generated from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, and quality and transportation discounts each month. For the year ended December 31, 2020, 100% (2019 - 100%) of the Company's revenue resulted from oil sales and quality and transportation discounts were 25% (2019 - 16%) of the ICE Brent price. During the year ended December 31, 2020, the Company's production was sold primarily to three major customers in Colombia (2019 - three) of which equaled 41%, 31% and 25% of total sales volumes respectively.

As at December 31, 2020, accounts receivable included $0.1 million of accrued sales revenue related to December 2020 production (as at December 31, 2019, $0.1 million related to December 2019 production).

12. COVID-19 Related Costs

The COVID-19 pandemic resulted in extra operating and transportation costs related to COVID-19 health and safety preventative measures including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. Below is a break-down of the costs:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Operating expenses	$2,482	$—
Transportation costs	197	—
COVID-19 costs	$2,679	$—

13. Taxes

The income tax expense and recovery reported differs from the amount computed by applying the statutory rate to income (loss) before income taxes for the following reasons:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Income (loss) before income taxes
United States	$(19,065)	$(27,984)
Foreign	(834,296)	123,959
	(853,361)	95,975
Statutory rate (1)	32%	33%
Income tax (recovery) expense expected	(273,076)	31,672
Impact of foreign taxes	26,668	9,387
Foreign currency translation	48,734	11,527
Goodwill Impairment	32,826	—
Stock-based compensation	666	430
Change in valuation allowance	75,241	3,429
Non-deductible third party royalty in Colombia	697	2,240
Other permanent differences	5,349	6,082
Non-deductible investment loss (gain) (PetroTal)	7,501	(7,482)
Total income tax (recovery) expense	$(75,394)	$57,285

Effective tax rate	9%	60%

Current income tax expense
Foreign	754	17,058
	754	17,058
Deferred income tax expense (recovery)
Foreign	(76,148)	40,227
Total income tax (recovery) expense	$(75,394)	$57,285
(1) The tax rate is the statutory rate in Colombia.

In general, it is the Company's practice and intention to reinvest the earnings of our non-U.S. subsidiaries in such subsidiaries' operations. As of December 31, 2020, the Company has not made a provision for U.S. or additional foreign withholding taxes on the investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances.

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

	As at December 31,
(Thousands of U.S. Dollars)	2020	2019
Deferred tax assets
Tax benefit of operating loss carryforwards	$100,616	$73,096
Tax basis in excess of book basis	37,698	544
Foreign tax credits and other accruals	86,664	76,720
Tax benefit of capital loss carryforwards	27,661	22,710
Deferred tax assets before valuation allowance	252,639	173,070
Valuation allowance	(195,321)	(129,067)
Deferred tax assets - long-term	57,318	44,003
Deferred tax liabilities	—	59,762
Net deferred tax assets (liabilities)	$57,318	$(15,759)

At December 31, 2020, the Company has not recognized the benefit of unused non-capital loss carryforwards of $46.0 million (2019 - $50.5 million) for federal purposes in the United States, which expire from 2029 to 2040.

At December 31, 2020, the Company has not recognized the benefit of unused non-capital loss carryforwards of $33.1 million (2019 - $31.5 million) for federal and provincial purposes in Canada, which expire from 2029 to 2039. The Company has not recognized the benefit of capital loss carry forwards of $240.5 million (2019 - $197.5 million) for federal and provincial purposes in Canada which can be carried forward indefinitely.

At December 31, 2020, the Company has recognized the benefit of unused non-capital loss carryforwards of $115.6 million (2019 - $140.5 million), out of a total of $252.0 million and tax credits of $1.0 million (2019 - $1.5 million), out of a total of $3.9 million, for federal purposes in Colombia. As a result of the 2016 Colombian Tax Reform, Colombian losses can be carryforward for a period of 12 years, and not indefinitely as under the previous tax regime. There is a grandfathering rule for losses incurred prior to 2017, which may continue to be carried forward indefinitely. Colombian losses of $33.7 million can be carried forward indefinitely and $218.3 million are entitled to a carryforward period of 12 years.

As at December 31, 2020 and 2019, Gran Tierra had no unrecognized tax benefits and related interest and penalties included in its deferred and current tax liabilities in the consolidated balance sheet. The Company does not anticipate any material changes with respect to unrecognized tax benefit within the next twelve months. The Company had no other significant interest or penalties related to taxes included in the consolidated statement of operations for the quarter ended December 31, 2020. The Company and its subsidiaries file income tax returns in the U.S. and certain other foreign jurisdictions. The Company is subject to income tax examinations for the tax years ended 2012 through 2020 in certain jurisdictions.

In the fourth quarter of 2019, $1.4 million of value added tax receivable was written-off mainly as a result of internal restructuring of our Colombian entities.
14. Commitments and Contingencies

Purchase Obligations, Firm Agreements and Leases

As at December 31, 2020, future minimum payments under non-cancelable agreements with remaining terms in excess of one year were as follows:

	Year ending December 31
(Thousands of U.S. Dollars)	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases (1)	4,910	2,330	2,077	503	—	—	—
Finance leases (1)	4,725	3,197	1,444	57	27	—	—
Software and Telecommunication	900	300	300	300	—	—	—
	$10,535	$5,827	$3,821	$860	$27	$—	$—

(1) Including maintenance and operating costs.

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

Letters of Credit

At December 31, 2020, the Company had provided letters of credit and other credit support totaling $100.6 million (December 31, 2019 - $120.6 million) as security relating to work commitment guarantees contained in exploration contracts in Colombia and Ecuador and other capital or operating requirements.

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

15. Financial Instruments, Fair Value Measurement, Credit Risk and Foreign Exchange Risk

Financial Instruments

At December 31, 2020, the Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investment, derivatives, accounts payable and accrued liabilities, long-term debt, current and long-term equity compensation reward liability and other long-term liabilities.

Fair Value Measurement

The fair value of investment, derivatives and PSU liabilities is being remeasured at the estimated fair value at the end of each reporting period.

The fair value of the Company's investment in PetroTal was estimated to be $48.3 million and $94.7 million as at December 31, 2020 and 2019, respectively, based on the closing stock price of PetroTal of $0.20 ($0.25 CAD) and $0.38 ($0.50 CAD) per share as at December 31, 2020 and 2019, respectively.

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

The fair value of investment, derivatives, PSU and DSU liabilities at December 31, 2020 and December 31, 2019 were as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2020	2019
Investment	$48,323	$94,741

Derivative liability	$12,050	$775
PSU and DSU liability	4,760	7,859
	$16,810	$8,634

The following table presents gains or losses on financial instruments recognized in the accompanying consolidated statements of operations:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Commodity price derivative (gain) loss	$(220)	$3,642
Foreign currency derivative loss	3,155	27
Investment loss (gain)	46,883	(49,884)
Financial instruments loss	1,164	—
	$50,982	$(46,215)

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

Financial instruments not recorded at fair value at December 31, 2020 include the Senior Notes and the Revolving Credit Facility (Note 8). At December 31, 2020, the carrying amounts of the 6.25% Senior Notes and 7.75% Senior Notes were $292.3 million and $290.9 million, respectively, which represents the aggregate principal amount less unamortized debt issuance costs, and the fair values were $205.5 million and $206.9 million. The fair value of the Revolving Credit Facility approximates its carrying value. The fair value of the Senior Notes is determined based on quoted market prices considered Level 1 inputs. The fair value of the Revolving Credit Facility is estimated based on the amount the Company would have to pay a third party to assume the debt, including the credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company's default or repayment risk. The credit spread (premium or discount) is determined by comparing the debt to new issuances (secured or unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of the Revolving Credit Facility was estimated using level 2 inputs.

The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

At December 31, 2020, the fair value of the investment and DSU liability was determined using Level 1 inputs and the fair value of derivatives and PSUs was determined using Level 2 inputs.

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

Commodity Price Risk

The Company may at time utilize commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. As at December 31, 2020, the Company had outstanding commodity price derivative positions as follows:

Period and Type of Instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Three-way Collars: January 1, to June 30, 2021	14,000	ICE Brent	36.43	45.14	51.45	0.21
Collars: January 1, to June 30, 2021	1,000	ICE Brent	n/a	45.00	50.40	n/a
Swaptions: July 1, to December 31, 2021	3,000	ICE Brent	n/a	n/a	56.75	n/a

Subsequent to year end, the Company entered into the following commodity price derivative positions:

Period and Type of Instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Three-way Collars: July 1, to December 31, 2021	4,000	ICE Brent	45.00	55.00	68.00	n/a

Foreign Exchange Risk

The Company is exposed to foreign exchange risk in relation to its Colombian operations predominantly in operating costs, general and administrative costs and transportation costs. To mitigate exposure to fluctuations in foreign exchange, the Company may enter into foreign exchange derivatives. As at December 31, 2020 the Company had no outstanding foreign currency derivative positions. Subsequent to year end, the Company entered into the following foreign currency derivative positions:

Period and Type of Instrument	Amount Hedged (Millions of COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: March 1, to December 31, 2021	10,000	3,051	COP	3,500	3,630
(1) At December 31, 2020 foreign exchange rate.

Unrealized foreign exchange gains and losses primarily result from fluctuation of the U.S. dollar to the Colombian peso and Canadian dollar due to Gran Tierra’s current and deferred tax assets, taxes receivable and investment, which are monetary assets and liabilities mainly denominated in the local currencies. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in one Colombian peso against the U.S. dollar results in foreign exchange gain of approximately $12,000 on deferred tax asset balance and a foreign exchange gain of approximately $26,000 on taxes receivable. The strengthening of one Canadian cent against the U.S. dollar results in foreign exchange gain of $0.4 million on investment balance. This effect was calculated based on the Company's December 31, 2020, deferred tax asset and investment balances.

For the years ended December 31, 2020 and 2019, respectively, 100% of the Company's oil sales were generated in Colombia. In Colombia, the Company receives 100% of its revenues in U.S. dollars and the majority of its capital expenditures are in U.S. dollars or are based on U.S. dollar prices.

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

At December 31, 2020, cash and cash equivalents and restricted cash included balances in bank accounts, term deposits and certificates of deposit, placed with financial institutions with investment grade credit ratings.

Most of the Company’s accounts receivable relate to sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis and obtaining letters of credits from customers which amounted to $8.9 million as of December 31, 2020. For the years ended December 31, 2020 and 2019, respectively, the Company had three customers which were over 10% of sales.

To reduce the concentration of exposure to any individual counterparty, the Company utilizes a group of investment-grade rated financial institutions for its derivative transactions. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments.

16. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company's consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Cash and cash equivalents	$13,687	$8,301
Restricted cash and cash equivalents - current	427	516
Restricted cash and cash equivalents - long-term (1)	3,409	2,258
	$17,523	$11,075

(1) The long-term portion of restricted cash is included in other long-term assets on the Company's balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Accounts receivable and other long-term assets	$27,607	$(5,680)
Derivatives	2,302	(638)
Inventory	(2,628)	(3,179)
Other prepaids	(279)	583
Accounts payable and accrued and other long-term liabilities	(47,194)	(1,367)
Prepaid tax and taxes receivable and payable	56,254	(83,593)
Net changes in assets and liabilities from operating activities	$36,062	$(93,874)

The following table provides additional supplemental cash flow disclosures:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2020	2019
Cash paid for income taxes	$15,476	$49,196
Cash paid for interest	$50,209	$37,767

Non-cash investing activities
Net liabilities related to property, plant and equipment, end of year	$28,711	$77,353

17. Subsequent Events

Subsequent to December 31, 2020, the Company sold 44% percent (109,006,250 common shares) of its interest in PetroTal for cash proceeds of $14.9 million resulting in a loss on sale of $5.1 million.

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

A. Estimated Proved NAR Reserves

The following table sets forth Gran Tierra's estimated proved NAR reserves and total net proved developed and undeveloped reserves as of December 31, 2018, 2019 and 2020, and the changes in total net proved reserves during the two-year period ended December 31, 2020.

The net proved reserves represent management’s best estimate of proved oil and natural gas reserves after royalties. Reserve estimates for each property are prepared internally each year and 100% of the reserves at December 31, 2020, have been evaluated by independent qualified reserves consultants, McDaniel & Associates Consultants Ltd.
The reserve estimation process requires us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property, and demonstrate reasonable certainty that they are recoverable from known reservoirs under economic and operating conditions that existed at year end. The determination of oil and natural gas reserves is complex and requires significant judgment. Assumptions used to estimate reserve information may significantly increase or decrease such reserves in future periods. The estimates of reserves are subject to continuing changes and, therefore, an accurate determination of reserves may not be possible for many years because of the time needed for development, drilling, testing, and studies of reservoirs. The process of estimating oil and gas reserves is complex and requires significant judgment, as discussed in Item 1A “Risk Factors”. See “Critical Accounting Policies and Estimates” in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a description of Gran Tierra’s reserves estimation process.

	Colombia
	Liquids (1)	Gas
	(Mbbl)	(MMcf)
Proved NAR Reserves, December 31, 2018	53,922	2,182
Purchases of reserves in place	4,495	—
Extensions	6,106	—
Technical revisions	13,336	73
Production	(10,530)	(361)
Proved NAR Reserves, December 31, 2019	67,329	1,894
Improved Recoveries	961	—
Extensions	879	—
Technical revisions	2,477	(40)
Production	(6,954)	(199)
Proved NAR Reserves, December 31, 2020	64,692	1,655

Proved Developed Reserves NAR, December 31, 2018	36,805	1,253
Proved Developed Reserves NAR, December 31, 2019	36,465	1,008
Proved Developed Reserves NAR, December 31, 2020	38,660	633

Proved Undeveloped Reserves NAR, December 31, 2018	17,117	929
Proved Undeveloped Reserves NAR, December 31, 2019	30,864	886
Proved Undeveloped Reserves NAR, December 31, 2020	26,032	1,022

(1) At December 31, 2020, 2019, and 2018, liquids reserves are 100% oil.

Changes in proved reserves during the year ended December 31, 2020 shown in the table above primarily resulted from the following significant factors:

Improved Recoveries. Added 1.0 MMBOE of proved reserves, during the year ended December 31, 2020, which were attributed to improved recoveries of heavy oil in the Acordionero field.

Extensions. Added 0.9 MMBOE of proved reserves, during the year ended December 31, 2020, which were attributed to extensions of 0.4 MMBOE in the Acordionero field and 0.5 MMBOE in the Costayaco field.

Technical and Economic Revisions. Added 2.5 MMBOE of proved reserves, during the year ended December 31, 2020, primarily related to positive technical revisions, based on performance and waterflood response, in the Acordionero, Costayaco, Moqueta and Cohembi fields.

B. Capitalized Costs

Capitalized costs for Gran Tierra's oil and gas producing activities consisted of the following at the end of each of the years in the two-year period ended December 31, 2020:

(Thousands of U.S. Dollars)	Proved Properties	Unproved Properties	Accumulated Depletion, Depreciation and Impairment	Net Capitalized Costs
Balance, December 31, 2020	$4,106,768	$161,763	$(3,309,413)	$959,118

Balance, December 31, 2019	$3,850,565	$310,809	$(2,591,631)	$1,569,743

C. Costs Incurred

The following table presents costs incurred for Gran Tierra's oil and gas property acquisitions and exploration and development for the respective years:

(Thousands of U.S. Dollars)	Total
Year Ended December 31, 2020
Property acquisition costs
Proved	$—
Unproved	$—
Exploration costs	$12,852
Development costs	$92,773

Year Ended December 31, 2019
Property acquisition costs
Proved	$53,650
Unproved	$48,648
Exploration costs	$97,648
Development costs	$281,151

D. Results of Operations for Oil and Gas Producing Activities

(Thousands of U.S. Dollars)	Colombia
December 31, 2020
Oil sales	$237,838
Production costs	(122,431)
Exploration expenses	—
DD&A expenses	(164,013)
Asset impairment	(564,495)
Income tax expense	75,394
Results of Operations	$(537,707)

December 31, 2019
Oil sales	$570,983
Production costs	(203,604)
Exploration expenses	—
DD&A expenses	(224,045)
Asset impairment	—
Income tax expense	(53,989)
Results of Operations	$89,345

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

Colombia
Twelve month period unweighted arithmetic average of the wellhead price as of the first day of each month within the twelve month period
2020	$35.33
2019	$54.05
Weighted average production costs
2020	$12.90
2019	$18.67

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

The Company believes this information does not in any way reflect the current economic value of its oil and gas producing properties or the present value of their estimated future cash flows as:

•no economic value is attributed to probable and possible reserves;
•use of a 10% discount rate is arbitrary; and
•prices change constantly from the twelve-month period unweighted arithmetic average of the price as of the first day of each month within that twelve-month period.

The standardized measure of discounted future net cash flows from Gran Tierra's estimated proved oil and gas reserves is as follows:

(Thousands of U.S. Dollars)	Colombia
December 31, 2020
Future cash inflows	$2,329,016
Future production costs	(929,591)
Future development costs	(252,347)
Future asset retirement obligations	(43,455)
Future income tax expense	(104,311)
Future net cash flows	999,312
10% discount	(271,825)
Standardized Measure of Discounted Future Net Cash Flows	$727,487

December 31, 2019
Future cash inflows	$3,711,517
Future production costs	(1,429,689)
Future development costs	(351,750)
Future asset retirement obligations	(46,922)
Future income tax expense	(288,088)
Future net cash flows	1,595,068
10% discount	(406,872)
Standardized Measure of Discounted Future Net Cash Flows	$1,188,196

Changes in the Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes changes in the standardized measure of discounted future net cash flows for Gran Tierra's proved oil and gas reserves during two years ended December 31, 2020:

(Thousands of U.S. Dollars)	2020	2019
Balance, beginning of year	$1,188,196	$1,194,460
Sales and transfers of oil and gas produced, net of production costs	(442,826)	(595,872)
Net changes in prices and production costs related to future production	(813,627)	(387,603)
Extensions, discoveries and improved recovery, less related costs	47,271	200,486
Previously estimated development costs incurred during the year	(150,644)	155,287
Revisions of previous quantity estimates	700,106	731,352
Accretion of discount	118,820	119,446
Purchases of reserves in place	—	98,244
Net change in income taxes	128,265	(92,527)
Changes in future development costs	(48,074)	(235,077)
Net decrease	(460,709)	(6,264)
Balance, end of year	$727,487	$1,188,196

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(b) of the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, which audited our financial statements included in this Annual Report on Form 10-K as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gran Tierra Energy Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Gran Tierra Energy Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chartered Professional Accountants
Calgary, Canada
February 24, 2021

Item 9B. Other Information

The Board of Directors of Gran Tierra Energy Inc. has established May 5, 2021 as the date of the Company’s 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”) and March 9, 2021 as the record date for determining stockholders entitled to notice of, and to vote at, the 2021 Annual Meeting. The time and location of the 2021 Annual Meeting will be as set forth in the Company’s proxy materials for the 2021 Annual Meeting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC within 120 days after December 31, 2020. For information with respect to our executive officers, see “Information About Our Executive Officers” at the end of Part I of this report, following Item 4 “Mine Safety Disclosures”.

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

Adoption of Code of Ethics

Gran Tierra has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of its Board members, employees and executive officers, including its President and Chief Executive Officer, Director (Principal Executive Officer), and Chief Financial Officer and Executive Vice President, Finance (Principal Financial and Accounting Officer). Gran Tierra has made the Code available on its website at www.grantierra.com.

Gran Tierra intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to Gran Tierra’s (Principal Executive Officer) and (Principal Financial and Accounting Officer) by posting such information on its website at http://www.grantierra.com/governance.html within four business days of such amendment or waiver. Information on our website is not incorporated into this Annual Report or otherwise made part of this Annual Report.

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

The following table provides certain information with respect to securities authorized for issuance under Gran Tierra’s equity compensation plans in effect as of the end of December 31, 2020:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options (1)	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	15,444,949	1.50	7,223,817
Equity compensation plans not approved by security holders	—	—	—
	15,444,949	1.50	7,223.817

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

(2) In accordance with Item 201(d) of Regulation S-K, the figure in this column represents the total number of shares of our common stock remaining available for issuance under the Plan as of December 31, 2020, minus the awards reported in column (a), above. Note, pursuant to the terms of the Plan, the pool of shares available for grant thereunder is not actually reduced until an award is settled in shares of our common stock (as opposed to reducing the pool at the time of grant). At December 31, 2020, 27,341,301 shares were issued and outstanding relating to PSUs and DSUs and, after application of the fungible factor of 1.55, these outstanding awards would represent a 42,379,017 reduction to the securities remaining available for future issuance under the Plan if such awards were to be equity settled. Consistent with accounting treatment that reflects management's intent to cash settle, these amounts are not included in the above table as a reduction in the securities remaining available for future issuance. Pursuant to the provisions of the Plan, the number of securities remaining available for issuance is reduced by the aggregate balance of (i) stock options exercised and outstanding at a fungible factor of 1.0 shares and (ii) unit based awards at a fungible factor of 1.55 shares for each share of our common stock issued pursuant to any equity settled awards granted under the Plan. Accordingly, the number of shares available for future awards under the Plan may be different than the amount shown in this column.

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
Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.6	First Supplemental Indenture related to 6.25% Senior Notes due 2025, dated as of July 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019 (SEC File No. 001-34018).

4.7	Form of 6.25% Senior Notes due 2025.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.8	Indenture related to the 7.750% Senior Notes due 2027, dated as of May 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 (SEC File No. 001-34018).

4.9	First Supplemental Indenture related to 7.750% Senior Notes due 2027, dated as of July 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019 (SEC File No. 001-34018).

4.10	Form of 7.750% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 (SEC File No. 001-34018).

4.11	Description of securities.	Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2020 (SEC File No. 001-34018).

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

Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2020 (SEC File No. 001-34018) (Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request).

10.37
Fifteenth Amendment to Credit Agreement, dated as of December 7, 2020, by and among Gran Tierra Energy Inc., Gran Tierra Energy International Holdings Ltd., the Bank of Nova Scotia and the lenders party thereto.

Filed herewith (Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K and certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K. An unredacted copy of this exhibit and a copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request).

10.38	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.39	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.40	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on November 19, 2008 (SEC File No. 001-34018).

10.41	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009 (SEC File No. 001-34018).

10.42	Amendment No. 4 dated June 13, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.43	Amendment No. 5 dated February 10, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.44	Amendment No. 6 dated March 1, 2012, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.45	Sale and Purchase Agreement for all of the issued share capital of Vetra Southeast S.L.U., dated February 20, 2019.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.46	Sale and Purchase Agreement for PUT-8, dated February 20, 2019.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.47	Sale and Purchase Agreement for LLA-5, dated February 20, 2019.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.48	Sale and Purchase Agreement for Suroriente, dated February 20, 2019.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 25, 2019 (SEC File No. 001-34018).

10.49	Executive Employment Agreement, dated October 18, 2019, between Gran Tierra Energy Canada ULC and Gran Tierra Energy Inc. and Remi Anthony Berthelet.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2019 (SEC File No. 001-34018).

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

23.2	Consent of McDaniel & Associates Consultants Ltd.	Filed herewith.

24.1	Power of Attorney.	See signature page.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

99.1	Gran Tierra Energy Inc. Reserves Assessment and Evaluation of Oil and Gas Properties Corporate Summary, effective December 31, 2019.	Filed herewith.

101.INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH Inline XBRL Taxonomy Extension Schema Document
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

GRAN TIERRA ENERGY INC.

Date: February 24, 2021	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 24, 2021	/s/ Ryan Ellson
By: Ryan Ellson
Chief Financial Officer and Executive Vice President, Finance
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Gary S. Guidry	President and Chief Executive Officer, Director	February 24, 2021
Gary S. Guidry	(Principal Executive Officer)

/s/ Ryan Ellson	Chief Financial Officer and Executive Vice President, Finance	February 24, 2021
Ryan Ellson	(Principal Financial and Accounting Officer)

/s/ Peter Dey	Director	February 24, 2021
Peter Dey

/s/ Evan Hazell	Director	February 24, 2021
Evan Hazell

/s/ Robert B. Hodgins	Director	February 24, 2021
Robert B. Hodgins

/s/ Ronald Royal	Director	February 24, 2021
Ronald Royal

/s/ Sondra Scott	Director	February 24, 2021
Sondra Scott

/s/ David P. Smith	Director	February 24, 2021
David P. Smith

/s/ Brooke Wade	Director	February 24, 2021
Brooke Wade