Form 10-Q
period 2021-03-31
GRAN TIERRA ENERGY INC.
filed 2021-05-05
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021

or

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

On April 30, 2021, 366,981,556 shares of the registrant’s Common Stock, $0.001 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2021

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity, the impacts of the novel coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “could”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to comply with covenants in our credit agreement and indentures and make borrowings under our credit agreement; our ability to obtain amendments to the covenants in our credit agreement so as to avoid an event of default under our credit agreement and senior notes; a reduction in our borrowing base and our ability to repay any excess borrowings; sustained or future declines in commodity prices and the demand for oil; continued or future excess supply of oil and natural gas; potential future impairments and reductions in proved reserve quantities and value; continuation of the COVID-19 pandemic and extensions of previously announced lockdowns and possible future restrictions against oil and gas activity in Colombia and Ecuador; our current operations are located in South America, and unexpected problems can arise due to guerilla activity and other local conditions; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to raise capital; our ability to identify and complete successful acquisitions, including in new countries and basins from our current operations; our ability to execute business plans; unexpected delays and difficulties in developing currently owned properties may occur; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; current global economic and credit market conditions may impact oil prices and oil consumption differently than we currently predict, which could cause us to further modify our strategy and capital spending program; volatility or declines in the trading price of our common stock and the continued listing of our shares on a national stock exchange; and those factors set out in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2020 Annual Report on Form 10-K (the "2020 Annual Report on Form 10-K"), and in our other filings with the Securities and Exchange Commission (“SEC”). The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry makes, including the unpredictable nature of the resurgence of cases and governmental responses, it more difficult to predict the accuracy of forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to, or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2021	2020
OIL SALES (Note 8)	$95,493	$86,079

EXPENSES
Operating	29,625	44,588
Transportation	2,506	4,037
COVID-19 related costs (Note 9)	1,139	—
Depletion, depreciation and accretion	31,318	57,294
Goodwill impairment (Note 5)	—	102,581
Asset impairment (Note 5)	—	3,904
General and administrative	9,569	5,385
Severance	919	1,322
Foreign exchange loss	13,083	18,807
Derivative instruments loss (gain) (Note 12)	23,698	(12,867)
Other financial instruments (gain) loss (Note 12)	(1,405)	65,285
Interest expense (Note 6)	13,812	12,810
	124,264	303,146

INTEREST INCOME	—	345
LOSS BEFORE INCOME TAXES	(28,771)	(216,722)

INCOME TAX EXPENSE
Current (Note 10)	—	298
Deferred (Note 10)	8,651	34,606
	8,651	34,904
NET AND COMPREHENSIVE LOSS	$(37,422)	$(251,626)

NET LOSS PER SHARE

BASIC AND DILUTED	$(0.10)	$(0.69)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED (Note 7)	366,981,556	366,981,556
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at March 31, 2021	As at December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents (Note 13)	$21,649	$14,114
Accounts receivable	4,074	8,044
Investment (Note 12)	33,796	48,323
Taxes receivable (Note 3)	38,835	49,925
Other current assets	14,827	13,459
Total Current Assets	113,181	133,865

Oil and Gas Properties
Proved	812,328	797,355
Unproved	160,525	161,763
Total Oil and Gas Properties	972,853	959,118
Other capital assets	4,683	5,364
Total Property, Plant and Equipment (Note 4)	977,536	964,482

Other Long-Term Assets
Deferred tax assets	39,169	57,318
Taxes receivable (Note 3)	40,803	42,635
Restricted cash and cash equivalents (Note 13)	3,219	3,409
Other	856	16
Total Other Long-Term Assets	84,047	103,378
Total Assets	$1,174,764	$1,201,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$99,386	$100,784
Derivatives (Note 12)	26,398	12,050
Equity compensation award liability (Note 7 and 12)	1,671	805
Total Current Liabilities	127,455	113,639

Long-Term Liabilities
Long-term debt (Notes 6 and 12)	764,768	774,770
Asset retirement obligation	51,301	48,214
Equity compensation award liability (Note 7 and 12)	7,329	3,955
Other long-term liabilities	3,720	4,113
Total Long-Term Liabilities	827,118	831,052

Contingencies (Note 11)

Shareholders’ Equity
Common Stock (Note 7) (366,981,556 shares issued and outstanding of Common Stock, par value $0.001 per share, as at March 31, 2021, and December 31, 2020, respectively)	10,270	10,270
Additional paid-in capital	1,285,597	1,285,018
Deficit	(1,075,676)	(1,038,254)
Total Shareholders’ Equity	220,191	257,034
Total Liabilities and Shareholders’ Equity	$1,174,764	$1,201,725
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(37,422)	$(251,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion	31,318	57,294
Goodwill impairment (Note 5)	—	102,581
Asset impairment (Note 5)	—	3,904
Deferred tax expense	8,651	34,606
Stock-based compensation expense (recovery) (Note 7)	3,671	(2,055)
Amortization of debt issuance costs (Note 6)	881	844
Unrealized foreign exchange loss	13,003	20,799
Derivative instruments loss	23,698	(12,867)
Cash settlements on derivatives instruments	(13,404)	3,487
Other financial instruments (gain) loss (Note 12)	(1,405)	65,285
Cash settlement of asset retirement obligation	(169)	(27)
Non-cash lease expenses	444	490
Lease payments	(462)	(515)
Net change in assets and liabilities from operating activities (Note 13)	13,128	(16,702)
Net cash provided by operating activities	41,932	5,498

Investing Activities
Additions to property, plant and equipment	(37,427)	(44,277)
Proceeds on disposition of investment, net of transaction costs (Note 12)	14,632	—
Changes in non-cash investing working capital	(708)	(17,850)
Net cash used in investing activities (Note 13)	(23,503)	(62,127)

Financing Activities
Proceeds from debt, net of issuance costs (Note 6)	(125)	88,009
Repayment of debt (Note 6)	(10,000)	—
Lease payments	(513)	(243)
Net cash (used in) provided by financing activities	(10,638)	87,766

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(446)	(450)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	7,345	30,687
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 13)	17,523	11,075
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 13)	$24,868	$41,762

Supplemental cash flow disclosures (Note 13)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2021	2020
Share Capital
Balance, beginning of period	$10,270	$10,270
Balance, end of period	10,270	10,270

Additional Paid-in Capital
Balance, beginning of period	1,285,018	1,282,627
Stock-based compensation (Note 7)	579	565
Balance, end of period	1,285,597	1,283,192

Deficit
Balance, beginning of period	(1,038,254)	(260,287)
Net loss	(37,422)	(251,626)
Balance, end of period	(1,075,676)	(511,913)

Total Shareholders’ Equity	$220,191	$781,549

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

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K.

The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company’s 2020 Annual Report on Form 10-K and are the same policies followed in these interim unaudited condensed consolidated financial statements. The Company has evaluated all subsequent events through to the date these interim unaudited condensed consolidated financial statements were issued.

3. Taxes Receivable

The table below shows the break-down of taxes receivable, which are comprised of value added tax ("VAT") and income tax receivables:

(Thousands of U.S. Dollars)	As at March 31, 2021	As at December 31, 2020
Current
VAT Receivable	$27,130	$35,977
Income Tax Receivable	11,705	13,948
	$38,835	$49,925
Long-Term
VAT Receivable	$21,377	$28,485
Income Tax Receivable	19,426	14,150
	$40,803	$42,635
Total Taxes Receivable	$79,638	$92,560

The following table shows the movement of VAT and income tax receivables for the period identified below:

(Thousands of U.S. Dollars)	VAT Receivable	Income Tax Receivable	Total Taxes Receivable
Balance, as at December 31, 2020	$64,462	$28,098	$92,560
Collected through direct government refunds	(270)	—	(270)
Collected through sales contracts	(19,771)	—	(19,771)
Taxes paid (1)	8,044	6,093	14,137
Foreign exchange loss	(3,958)	(3,060)	(7,018)
Balance, as at March 31, 2021	$48,507	$31,131	$79,638
(1)VAT is paid on certain goods and services in Colombia at a rate of 19%

4. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at March 31, 2021	As at December 31, 2020
Oil and natural gas properties
Proved	$4,151,776	$4,106,768
Unproved	160,525	161,763
	4,312,301	4,268,531
Other(1)	32,437	32,135
	4,344,738	4,300,666
Accumulated depletion and depreciation and impairment	(3,367,202)	(3,336,184)
	$977,536	$964,482
(1) The "other" category includes right-of-use assets for operating and finance leases of $11.7 million, which had a net book value of $3.9 million as at March 31, 2021 (December 31, 2020 - $11.4 million which had a net book value of $4.4 million).

5. Impairment

Asset impairment

(i) Oil and gas property impairment

For each of the three months ended March 31, 2021 and 2020, Gran Tierra had no ceiling test impairment losses. The Company used an average Brent price of $43.31 and $67.49 per bbl, respectively, for the purposes of the March 31, 2021 and 2020, respectively, ceiling test calculations.

(ii) Inventory impairment

For the three months ended March 31, 2021 and 2020, the Company had nil, and $3.9 million, respectively, of inventory impairment.

Goodwill impairment

For the three months ended March 31, 2021, the Company had no goodwill impairment. The entire goodwill balance of $102.6 million was impaired during the three months ended March 31, 2020 due to the carrying value of the unit exceeding its fair value as a result of the impact of lower forecasted commodity prices.

6. Debt and Debt Issuance Costs

The Company's debt at March 31, 2021 and December 31, 2020 was as follows:

(Thousands of U.S. Dollars)	As at March 31, 2021	As at December 31, 2020
6.25% Senior Notes	$300,000	$300,000
7.75% Senior Notes	300,000	300,000
Revolving credit facility	180,000	190,000
Unamortized debt issuance costs	(17,368)	(18,124)
Long-term debt	762,632	771,876
Long-term lease obligation(1)	2,136	2,894
	$764,768	$774,770
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company's balance sheet and totaled $3.1 million as at March 31, 2021 (December 31, 2020 - $3.3 million).

As at March 31, 2021 the borrowing base of the Company's Senior Secured Credit Facility (the "revolving credit facility") was $215 million with the next re-determination to occur no later than May, 2021.

The Company is required to comply with various covenants, which have been modified in response to the recent market conditions and the COVID-19 pandemic until October 1, 2021 ("the covenant relief period"). During the covenant relief period, the Company's ratio of total debt to Covenant EBITDAX ("EBITDAX") is permitted to be greater than 4.0 to 1.0, its Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and its EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ended (i) March 31, 2021, must be at least 1.5 to 1.0, (ii) June 30, 2021 to September 30, 2021 must be at least 2.0 to 1.0, and (iii) at least 2.5 to 1.0 thereafter. As of March 31, 2021, the Company was in compliance with all applicable covenants in the revolving credit facility.

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

Amounts drawn down under the revolving credit facility bear interest, at the Company's option, at the USD LIBOR rate plus a margin ranging from 2.90% to 4.90%, or an alternate base rate plus a margin ranging from 1.90% to 3.90%, in each case based on the borrowing base utilization percentage. The alternate base rate is currently the U.S. prime rate. Undrawn amounts under the revolving credit facility bear interest from 0.73% to 1.23% per annum, based on the average daily amount of unused commitments.

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

Interest Expense

The following table presents total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2021	2020
Contractual interest and other financing expenses	$12,931	$11,966
Amortization of debt issuance costs	881	844
	$13,812	$12,810

7. Share Capital

Shares of Common Stock
Balance at December 31, 2020 and March 31, 2021	366,981,556

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the three months ended March 31, 2021:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2020	23,273,404	4,067,897	15,444,949	1.50
Granted	13,153,840	722,073	5,563,441	0.81
Exercised	(2,733,209)	—	—	—
Forfeited	(1,828,743)	—	(884,211)	0.86
Expired	—	—	(1,020,437)	3.27
Balance, March 31, 2021	31,865,292	4,789,970	19,103,742	1.24

For the three months ended March 31, 2021, stock-based compensation expense was $3.7 million (three months ended March 31, 2020 - $2.1 million recovery).

At March 31, 2021, there was $18.8 million (December 31, 2020 - $5.9 million) of unrecognized compensation cost related to unvested PSUs and stock options, which is expected to be recognized over a weighted average period of 2.2 years. During the three months ended March 31, 2021, the Company paid out $0.6 million for PSUs which were vested on December 31, 2020 (three months ended March 31, 2020 - $3.2 million for PSU's which were vested on December 31, 2019).

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock issued and outstanding during each period. Diluted net loss per share is calculated using the treasury stock method for share-based compensation arrangements. The treasury stock method assumes that any proceeds obtained on exercise of share-based compensation arrangements would be used to purchase common shares at the average market price during the period. The weighted average number of shares is then adjusted by the difference between the number of shares issued from the exercise of share-based compensation arrangements and shares repurchased from the related proceeds. Anti-dilutive shares represent potentially dilutive securities that are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.

For each of the three months ended March 31, 2021 and 2020, all of the options were excluded from the diluted net loss per share calculation as the options were anti-dilutive. The weighted average number of basic and diluted common shares for the three months ended March 31, 2021 and 2020 was 366,981,556.

8. Revenue

The Company's revenues are generated from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, quality, and transportation discounts each period. For each of the three months ended March 31, 2021 and 2020, 100% of the Company's revenue resulted from oil sales. During the three months ended March 31, 2021, quality and transportation discounts were 15% of the average ICE Brent price (three months ended March 31, 2020 - 25%). During the three months ended March 31, 2021, the Company's production was sold primarily to two major customers in Colombia (three months ended March 31, 2020 - three) of which equaled 68% and 31%, respectively, of total sales volumes.

As at March 31, 2021, accounts receivable included nil of accrued sales revenue related to March 2021 production (December 31, 2020 - $0.1 million related to December 31, 2020 production).

9. COVID-19 Costs

The COVID-19 pandemic resulted in extra operating and transportation costs related to COVID-19 health and safety preventative measures including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. Below is a break-down of the costs:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2021	2020
Operating expenses	$1,046	$—
Transportation costs	93	—
Total COVID-19 costs	$1,139	$—

10. Taxes

The Company's effective tax rate was (30)% for the three months ended March 31, 2021, compared to (16)% in the comparative period of 2020. Current income tax expense was nil for the three months ended March 31, 2021, compared to the corresponding period in 2020, primarily as a result of no taxable income resulting from the use of tax losses and the elimination of the minimum tax, in Colombia. The deferred income tax expense for the three months ended March 31, 2021, was the result of excess tax depreciation compared with accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax expense in the comparative period of 2020 was mainly the result of tax depreciation being higher than accounting depreciation in Colombia.

For the three months ended March 31, 2021, the difference between the effective tax rate of (30)% and the 31% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, foreign translation adjustments and other permanent differences, which was partially offset by a decrease in valuation allowance.
For the three months ended March 31, 2020, the difference between the effective tax rate of (16)% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, the goodwill impairment which is not deductible for tax purposes, the non-deductible portion (50%) of the unrealized loss on PetroTal Corp. ("PetroTal") shares, and foreign translation adjustments.

11. Contingencies

Legal Proceedings

Gran Tierra has a number of lawsuits and claims pending, including a dispute with the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) ("ANH") relating to the calculation of high price share royalties. Discussions with the ANH are ongoing. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Gran Tierra records costs as they are incurred or become probable and determinable.

Letters of credit and other credit support

At March 31, 2021, the Company had provided letters of credit and other credit support totaling $104.4 million (December 31, 2020 - $100.6 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements.

12. Financial Instruments and Fair Value Measurement

Financial Instruments

At March 31, 2021, the Company’s financial instruments recognized on the balance sheet consisted of: cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investment, other long-term assets, accounts payable and accrued liabilities, derivatives, equity compensation award liability, long-term debt and other long-term liabilities.

Fair Value Measurement

The fair value of investment, derivatives and equity compensation award liability is remeasured at the estimated fair value at the end of each reporting period.

Investment in PetroTal

The fair value of the Company's investment in PetroTal was estimated to be $33.8 million at March 31, 2021 ($48.3 million at December 31, 2020), based on the closing stock price of PetroTal of $0.31 CAD ($0.25 CAD at December 31, 2020) and the foreign exchange rate at that date. PetroTal is a publicly-traded energy company incorporated and domiciled in Canada engaged in exploration, appraisal and development of crude oil and natural gas in Peru. PetroTal's shares are listed on the Toronto Stock Exchange Venture under the trading symbol 'TAL' and on the London Stock Exchange Alternative Investment Market under the trading symbol 'PTAL'. Gran Tierra through a subsidiary holds approximately 137 million common shares representing approximately 17% of PetroTal's issued and outstanding common shares. Gran Tierra has the right to nominate two directors to the board of PetroTal.

During three months ended March 31, 2021, the Company sold 44% (109 million common shares) of its interest in PetroTal for cash proceeds net of transaction costs of $14.6 million resulting in a loss on sale of $5.1 million.

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

The fair value of investment, derivatives and PSUs and DSUs liability at March 31, 2021, and December 31, 2020, was as follows:

(Thousands of U.S. Dollars)	As at March 31, 2021	As at December 31, 2020
Investment	$33,796	$48,323

Derivative liability	$26,398	$12,050
PSUs and DSUs liability	9,000	4,760
	$35,398	$16,810

The following table presents gains or losses on derivative and other financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2021	2020
Commodity price derivatives loss (gain)	$23,632	$(18,319)
Foreign currency derivatives loss	66	5,452
Derivative instruments loss (gain)	$23,698	$(12,867)

Unrealized PetroTal investment (gain) loss	$(6,475)	$65,285
Loss on sale of PetroTal shares	5,070	—
Other financial instruments (gain) loss	$(1,405)	$65,285

For the three months ended March 31, 2021, the Company had unrealized investment gain of $6.5 million (three months ended March 31, 2020 - unrealized investment loss of $65.3 million) on valuation of PetroTal shares.

For the three months ended March 31, 2021 and 2020, the Company incurred $5.1 million and nil, respectively, of loss on sale of PetroTal shares.

Financial instruments not recorded at fair value include the Company's 6.25% Senior Notes due 2025 (the "6.25% Senior Notes") and 7.75% Senior Notes due 2027 (the "7.75% Senior Notes"). At March 31, 2021, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $292.7 million and $291.2 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $248.3 million and $243.5 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

At March 31, 2021, the fair value of the investment and DSUs liability was determined using Level 1 inputs, and the fair value of the derivative and PSUs liability was determined using Level 2 inputs.

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

Commodity Price Derivatives

The Company utilizes commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flow in order to assure it can execute at least a portion of its planned capital spending.

At March 31, 2021, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Three-way Collars: April 1, to June 30, 2021	14,000	ICE Brent	36.43	45.14	51.45	0.21
Collars: April 1, to June 30, 2021	1,000	ICE Brent	n/a	45.00	50.40	n/a
Three-way Collars: July 1, to December 31, 2021	4,000	ICE Brent	45.00	55.00	68.00	n/a
Swaptions: July 1, to December 31, 2021	3,000	ICE Brent	n/a	n/a	56.75	n/a

Subsequent to quarter end, the Company entered into the following commodity price derivative positions:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Three-way Collars: July 1, to December 31, 2021	3,000	ICE Brent	50.00	60.00	70.21	n/a

Foreign Currency Derivatives

The Company utilizes foreign currency derivatives to manage the variability in cash flows associated with the Company's forecasted Colombian peso ("COP") denominated expenses. At March 31, 2021, the Company had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions of COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: April 1, to December 31, 2021	9,000,000	2,408	COP	3,500	3,630
(1) At March 31, 2021 foreign exchange rate.

13. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents with the Company's interim unaudited condensed consolidated balance sheet that sum to the total of these amounts shown in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at March 31,		As at December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$21,649	$39,767	$14,114	$8,817
Restricted cash and cash equivalents - long-term	3,219	1,995	3,409	2,258
	$24,868	$41,762	$17,523	$11,075

Net changes in assets and liabilities from operating activities were as follows:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2021	2020
Accounts receivable and other long-term assets	$3,803	$29,577
Derivatives	3,841	(3,873)
Inventory	(1,146)	(1,473)
Prepaids	157	15
Accounts payable and accrued and other long-term liabilities	752	(32,283)
Taxes receivable and payable	5,721	(8,665)
Net changes in assets and liabilities from operating activities	$13,128	$(16,702)

Changes in non-cash investing working capital for the three months ended March 31, 2021 are comprised of a decrease in accounts payable and accrued liabilities of $0.8 million and a decrease in accounts receivable of $0.1 million (three months ended March 31, 2020, a decrease in accounts payable and accrued liabilities of $19.0 million and a decrease in accounts receivable of $1.2 million).

The following table provides additional supplemental cash flow disclosures:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2021	2020
Cash paid for income taxes	$5,034	$5,208
Cash paid for interest	$11,479	$10,752

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$28,003	$59,503

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the "Financial Statements" as set out in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the "Financial Statements and Supplementary Data" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8, respectively, of our 2020 Annual Report on Form 10-K. Please see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding the identification of and risks relating to forward-looking statements and the risk factors described in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q, as well as Part I, Item 1A “Risk Factors” in our 2020 Annual Report on Form 10-K.

Financial and Operational Highlights

Key Highlights for the first quarter of 2021
•Net loss in the first quarter of 2021 was $37.4 million or $(0.10) per share basic and diluted, compared with a net loss of $251.6 million or $(0.69) per share basic and diluted in the first quarter of 2020
•Loss before income taxes in the first quarter of 2021 was $28.8 million compared to loss before income taxes of $216.7 million in the first quarter of 2020
•During the first quarter of 2021, we repaid $10.0 million of the amount drawn under the revolving credit facility
•Our first quarter of 2021 average production NAR was 20,533 bopd, a 19% decrease from 25,371 BOPD in the first quarter of 2020 due to limited activities as a result of low price environment in 2020, and a 5% increase from the fourth quarter of 2020 as a result of a successful drilling and workover campaign in the Acordionero field
•Capital additions for the first quarter of 2021 were $37.4 million, a decrease of $6.9 million compared to the first quarter of 2020 and a decrease of $2.5 million compared to the fourth quarter of 2020
•Oil sales volumes(1) were 20,271 BOPD, 18% lower than the first quarter of 2020 and 4% higher than the fourth quarter of 2020, consistent with changes in production volumes between periods
•Oil sales were $95.5 million, 11% and 47% higher compared to the first quarter of 2020 and the fourth quarter of 2020, respectively, mainly as result of an increase in the price of Brent
•Operating expenses decreased by 34% compared to the first quarter of 2020, mainly a result of structural improvements made to our operations and entering into new contracts for goods and services and increased by 9% compared to the fourth quarter of 2020 commensurate with higher volumes.
•Transportation expenses decreased by 38% compared to the first quarter of 2020 and increased 26% compared to the fourth quarter of 2020
•Operating netback(2) increased to $63.4 million compared to $37.5 million in the first quarter of 2020 and $35.6 million in the prior quarter
•Adjusted EBITDA(2) increased to $41.9 million compared to $34.5 million in the first quarter of 2020 and $22.2 million in the prior quarter
•Funds flow from operations(2) increased by 30% to $29.0 million compared with the first quarter of 2020 and 224% from the prior quarter
•Quality and transportation discounts per bbl were $8.98 compared to $12.75 in the first quarter of 2020 and $9.17 in the prior quarter. The decrease was due to lower Castilla and Vasconia differentials during the first quarter of 2021
•General and administrative ("G&A") before stock-based compensation decreased by 21% compared to the first quarter of 2020 as a result of continued cost savings measures primarily relating to lower consulting, legal, general office and travel expenses. When compared to the fourth quarter of 2020, G&A before stock-based compensation increased by 11% due to the timing of certain costs

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended March 31,			Three Months Ended December 31,
	2021	2020	% Change	2020
Average Daily Volumes (BOPD)
Consolidated
Working Interest ("WI") Production Before Royalties	24,463	29,527	(17)	21,907
Royalties	(3,930)	(4,156)	(5)	(2,411)
Production NAR	20,533	25,371	(19)	19,496
(Increase) Decrease in Inventory	(262)	(521)	50	15
Sales(1)	20,271	24,850	(18)	19,511

Net Loss	$(37,422)	$(251,626)	85	$(47,871)

Operating Netback
Oil Sales	$95,493	$86,079	11	$64,793
Operating Expenses	(29,625)	(44,588)	(34)	(27,215)
Transportation Expenses	(2,506)	(4,037)	(38)	(1,994)
Operating Netback(2)	$63,362	$37,454	69	$35,584

G&A Expenses Before Stock-Based Compensation	$5,898	$7,440	(21)	$5,323
G&A Stock-Based Compensation Expense (Recovery)	3,671	(2,055)	279	1,923
G&A Expenses, Including Stock-Based Compensation	$9,569	$5,385	78	$7,246

Adjusted EBITDA(2)	$41,904	$34,491	21	$22,235

Funds Flow From Operations(2)	$28,973	$22,227	30	$8,956

Capital Expenditures	$37,427	$44,277	(15)	$39,903
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

EBITDA, as presented, is defined as net loss adjusted for depletion, depreciation and accretion ("DD&A") expenses, interest expense and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for goodwill impairment, asset impairment, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, stock based compensation expense or recovery, unrealized derivative instruments loss or gain and other financial instruments gain or loss. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net loss to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2021	2020	2020
Net loss	$(37,422)	$(251,626)	$(47,871)
Adjustments to reconcile net loss to EBITDA and Adjusted EBITDA
DD&A expenses	31,318	57,294	33,115
Interest expense	13,812	12,810	13,936
Income tax expense (recovery)	8,651	34,904	(13,158)
EBITDA (non-GAAP)	$16,359	$(146,618)	$(13,978)
Goodwill impairment	—	102,581	—
Asset impairment	—	3,904	57,402
Non-cash lease expense	444	490	457
Lease payments	(462)	(515)	(522)
Unrealized foreign exchange loss (gain)	13,003	20,799	(17,064)
Stock-based compensation expense (recovery)	3,671	(2,055)	1,923
Unrealized derivative instruments loss (gain)	10,294	(9,380)	7,258
Other financial instruments (gain) loss	(1,405)	65,285	(13,241)
Adjusted EBITDA (non-GAAP)	$41,904	$34,491	$22,235

Funds flow from operations, as presented, is defined as net loss adjusted for DD&A expenses, goodwill and asset impairment, deferred tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, derivative instruments gain or loss, cash settlement on derivative instruments and other financial instruments loss or gain. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net loss to funds flow from operations is as follows:

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2021	2020	2020
Net loss	$(37,422)	$(251,626)	$(47,871)
Adjustments to reconcile net loss to funds flow from operations
DD&A expenses	31,318	57,294	33,115
Goodwill impairment	—	102,581	—
Asset impairment	—	3,904	57,402
Deferred tax expense (recovery)	8,651	34,606	(13,352)
Stock-based compensation expense (recovery)	3,671	(2,055)	1,923
Amortization of debt issuance costs	881	844	851
Non-cash lease expense	444	490	457
Lease payments	(462)	(515)	(522)
Unrealized foreign exchange loss (gain)	13,003	20,799	(17,064)
Derivative instruments loss (gain)	23,698	(12,867)	12,354
Cash settlements on derivative instruments	(13,404)	3,487	(5,096)
Other financial instruments (gain) loss	(1,405)	65,285	(13,241)
Funds flow from operations (non-GAAP)	$28,973	$22,227	$8,956

Additional Operational Results

	Three Months Ended March 31,			Three Months Ended December 31,
	2021	2020	% Change	2020
(Thousands of U.S. Dollars)
Oil sales	$95,493	$86,079	11	$64,793
Operating expenses	29,625	44,588	(34)	27,215
Transportation expenses	2,506	4,037	(38)	1,994
Operating netback(1)	63,362	37,454	69	35,584

COVID-19 related costs	1,139	—	100	1,150
DD&A expenses	31,318	57,294	(45)	33,115
Goodwill impairment	—	102,581	(100)	—
Asset impairment	—	3,904	(100)	57,402
G&A expenses before stock-based compensation	5,898	7,440	(21)	5,323
G&A stock-based compensation expense (recovery)	3,671	(2,055)	279	1,923
Severance expenses	919	1,322	(30)	159
Foreign exchange loss (gain)	13,083	18,807	(30)	(15,910)
Derivative instruments loss (gain)	23,698	(12,867)	(284)	12,352
Other financial instruments (gain) loss	(1,405)	65,285	102	(13,239)
Other loss	—	—	—	402
Interest expense	13,812	12,810	8	13,936
	92,133	254,521	(64)	96,613

Interest income	—	345	(100)	—

Loss before income taxes	(28,771)	(216,722)	87	(61,029)

Current income tax expense	—	298	(100)	194
Deferred income tax expense (recovery)	8,651	34,606	(75)	(13,352)
	8,651	34,904	(75)	(13,158)
Net loss	$(37,422)	$(251,626)	85	$(47,871)

Sales Volumes (NAR)
Total sales volumes, BOPD	20,271	24,850	(18)	19,511

Brent Price per bbl	$61.32	$50.82	21	$45.26

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$52.34	$38.07	37	$36.09
Operating expenses	16.24	19.72	(18)	15.16
Transportation expenses	1.37	1.79	(23)	1.11
Operating netback(1)	34.73	16.56	110	19.82

COVID-19 related costs	0.62	—	100	0.64
DD&A expenses	17.17	25.34	(32)	18.45
Goodwill impairment	—	45.36	(100)	—
Asset impairment	—	1.73	(100)	31.98
G&A expenses before stock-based compensation	3.23	3.29	(2)	2.97
G&A stock-based compensation expense (recovery)	2.01	(0.91)	321	1.07
Severance expenses	0.50	0.58	(14)	0.09
Foreign exchange loss (gain)	7.17	8.32	(14)	(8.86)
Derivative instruments loss (gain)	12.99	(5.69)	(328)	6.89
Other financial instruments (gain) loss	(0.77)	28.87	103	(7.38)
Other loss	—	—	—	0.22
Interest expense	7.57	5.66	34	7.76
	50.49	112.55	(55)	53.83

Interest income	—	0.15	(100)	—

Loss before income taxes	(15.76)	(95.84)	84	(34.01)

Current income tax expense	—	0.13	(100)	0.11
Deferred income tax expense (recovery)	4.74	15.30	(69)	(7.44)
	4.74	15.43	(69)	(7.33)
Net loss	$(20.50)	$(111.27)	82	$(26.68)

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended March 31,
	2021	2020
Average Daily Volumes (BOPD)
WI Production Before Royalties	24,463	29,527
Royalties	(3,930)	(4,156)
Production NAR	20,533	25,371
Increase in Inventory	(262)	(521)
Sales	20,271	24,850

Royalties, % of WI Production Before Royalties	16%	14%

Oil production NAR for the three months ended March 31, 2021, decreased by 19% compared to the corresponding period of 2020 mainly due to limited activities as a result of a lower price environment in 2020.

Royalties as a percentage of production for the three months ended March 31, 2021, increased compared with the corresponding period of 2020 commensurate with the increase in benchmark oil prices and the price sensitive royalty regime in Colombia.

WI Production Before Royalties
Average Daily Volumes (BOPD)
Royalties as a % of Production
35,000
30,000
25,000
20,000
15,000
10,000
5,000
20%
18%
15%
13%
10%
8%
29,527
20,165
18,944
21,907
24,463
14%
9%
10%
11%
16%
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021

Production By Block, Three Months Ended March 31, 2021

Other, 20%
Midas, 53%
Chaza, 27%
Midas
Chaza
Other

The Midas Block includes Acordionero, Mochuelo and Ayombero-Chuira fields and the Chaza Block includes Costayaco and Moqueta fields.

Operating Netback

	Three Months Ended March 31,		Three Months Ended December 31,
	2021	2020	2020
(Thousands of U.S. Dollars)
Oil Sales	$95,493	$86,079	$64,793
Transportation Expenses	(2,506)	(4,037)	(1,994)
	92,987	82,042	62,799
Operating Expenses	(29,625)	(44,588)	(27,215)
Operating Netback(1)	$63,362	$37,454	$35,584

U.S. Dollars Per bbl Sales Volumes NAR
Brent	$61.32	$50.82	$45.26
Quality and Transportation Discounts	(8.98)	(12.75)	(9.17)
Average Realized Price	52.34	38.07	36.09
Transportation Expenses	(1.37)	(1.79)	(1.11)
Average Realized Price Net of Transportation Expenses	50.97	36.28	34.98
Operating Expenses	(16.24)	(19.72)	(15.16)
Operating Netback(1)	$34.73	$16.56	$19.82

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Quality and Transportation Discounts & Transportation Expenses
$/BBL
$20.00
$15.00
$10.00
$5.00
$0.00
$14.54
$1.79
$12.75
$15.94
$1.84
$14.10
$10.31
$0.82
$9.49
$10.28
$1.11
$9.17
$10.35
$1.37
$8.98
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Total Transportation Expense and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

Change in Operating Netback by Component
Q4 2020 vs. Q1 2021
$/BBL
$40.00
$30.00
$20.00
$10.00
$0.00
$19.82
$16.25
$(0.26)
$(1.08)
$34.73
Q4 2020 Netback
Revenue
Transportation Expenses
Operating Expenses
Q1 2021 Netback

Change in Operating Netback by Component
Q1 2020 vs. Q1 2021
$40.00
$30.00
$20.00
$10.00
$0.00
$/BBL
$16.56
$14.27
$0.42
$3.48
$34.73
Q1 2020 Netback
Revenue
Transportation Expenses
Operating Expenses
Q1 2021 Netback

Oil sales for the three months ended March 31, 2021, increased 11% to $95.5 million as a result of a 21% increase in Brent and a decrease in Vasconia and Castilla differentials, offset by 18% lower sales volumes, compared to the corresponding period of 2020. Compared to the prior quarter, oil sales increased 47% as a result of 35% increase in Brent, 4% higher sales volumes and a decrease in the Vasconia differential offset by an increase in the Castilla differential. On a per bbl basis, Vasconia and Castilla discounts to Brent were $2.40 and $3.99, respectively, for the three months ended March 31, 2021 compared to $5.19 and $9.71, respectively, in the corresponding period of 2020 and $2.55 and $3.89, respectively, in the prior quarter.

The following table shows the effect of changes in realized price and sales volumes on our oil sales for the three months ended March 31, 2021 compared with the prior quarter and the corresponding period of 2020:

(Thousands of U.S. Dollars)	First Quarter 2021 Compared with Fourth Quarter 2020	First Quarter 2021 Compared with First Quarter 2020
Oil sales for the comparative period	$64,793	$86,079
Realized sales price increase effect	29,644	26,048
Sales volumes increase (decrease) effect	1,056	(16,634)
Oil sales for the three month ended March 31, 2021	$95,493	$95,493

Average realized price for the three months ended March 31, 2021 increased 37% and 45%, compared with the corresponding period of 2020 and the prior quarter, respectively. The increase was commensurate with the increase in benchmark oil prices.

Operating expenses for the three months ended March 31, 2021, decreased by 34% or $3.48 per bbl to $29.6 million or 16.24 per bbl , compared to the corresponding period of 2020 primarily due to structural improvements made to our operations during the last twelve months and entering into new contracts for goods and services. We continue to implement measures to identify and maintain areas of cost savings.

Operating expenses for the three months ended March 31, 2021, increased by 9% or $1.08 per bbl, compared to the prior quarter due to some operational issues which were resolved by the end of February.

Operating Expense
$48.0
$36.0
$24.0
$12.0
$—
$ Millions
$25.00
$20.00
$15.00
$10.00
$/BBL
$44.6
$19.4
$20.7
$27.2
$29.6
$19.72
$11.05
$13.2
$15.16
$16.24
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Operating Expense
Operating Expenses ($/BOE)

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia using each option for the three months ended March 31, 2021 and 2020, and the prior quarter:

	Three Months Ended March 31,		Three Months Ended December 31,
	2021	2020	2020
Volume transported through pipeline	—%	1%	—%
Volume sold at wellhead	52%	48%	55%
Volume transported via truck to sales point	48%	51%	45%
	100%	100%	100%

Volumes transported through pipeline or via truck receive higher realized price, but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expenses.

Transportation expenses for the three months ended March 31, 2021, decreased by 38% to $2.5 million, compared to the corresponding period of 2020. On a per bbl basis, transportation expenses decreased 23% to $1.37, compared to the corresponding period of 2020. The lower transportation expenses were a result of higher volumes sold at the wellhead where the transportation is netted against sales price.

For the three months ended March 31, 2021, transportation expenses increased by 26% compared to $2.0 million in the prior quarter. On a per bbl basis, transportation expenses increased by 23% from $1.11 in the prior quarter. The increase when compared to the prior quarter is a result of lower volumes sold at the wellhead and utilization of transportation routes during the current quarter which had higher transportation costs per bbl.

Transportation Expenses
$4.8
$3.6
$2.4
$1.2
$—
$ Million
$3.00
$2.00
$1.00
$—
$/BBL
$4.0
$3.2
$1.3
$2.0
$2.5
$1.79
$1.84
$0.82
$1.11
$1.37
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Transportation Expense
Transportation Expenses ($/BOE)

COVID-19 Costs

The COVID-19 pandemic resulted in extra operating and transportation costs related to COVID-19 health and safety preventative measures including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. For the three months ended March 31, 2021, COVID-19 costs were $1.1 million comprised of $1.0 million related to operating and $0.1 million to transportation activities. There were no COVID-19 costs for the three months ended March 31, 2020. For the prior quarter, COVID-19 costs were $1.2 million comprised of $1.1 million related to operating and $0.1 million to transportation activities.

DD&A Expenses

	Three Months Ended March 31,
	2021	2020
DD&A Expenses, thousands of U.S. Dollars	$31,318	$57,294
DD&A Expenses, U.S. Dollars per bbl	17.17	25.34

DD&A expenses for the three months ended March 31, 2021, decreased by 45% or $8.17 per bbl, compared to the corresponding period of 2020 due to lower costs in the depletable base. For the three months ended March 31, 2021, DD&A expenses decreased by 5% or $1.28 per bbl from the prior quarter primarily due to lower costs in the depletable base and an addition to proved reserves during the current quarter.

Impairment

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2021	2020
Asset Impairment	—	3,904
Goodwill impairment	—	102,581
Total Impairment	$—	$106,485

Asset impairment

(i) Oil and gas property impairment

For each of the three months ended March 31, 2021 and 2020, we had no ceiling test impairment losses based on the ceiling test calculation results. We used an average Brent price of $43.31 and $67.49 per bbl for the purposes of the March 31, 2021 and 2020, respectively, ceiling test calculations.

(ii) Inventory impairment

For each of the three months ended March 31, 2021 and 2020, we had nil, and $3.9 million of inventory impairment.

Goodwill impairment

For the three months ended March 31, 2021, we had no goodwill impairment. The entire goodwill balance of $102.6 million was impaired during the three months ended March 31, 2020 due to the carrying value of the unit exceeding its fair value as a result of the impact of lower forecasted commodity prices.

G&A Expenses

	Three Months Ended March 31,			Three Months Ended December 31,
(Thousands of U.S. Dollars)	2021	2020	% Change	2020
G&A Expenses Before Stock-Based Compensation	$5,898	$7,440	(21)	$5,323
G&A Stock-Based Compensation Expense (Recovery)	3,671	(2,055)	279	1,923
G&A Expenses, Including Stock-Based Compensation	$9,569	$5,385	78	$7,246

(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses Before Stock-Based Compensation	$3.23	$3.29	(2)	$2.97
G&A Stock-Based Compensation Expense (Recovery)	2.01	(0.91)	321	1.07
G&A Expenses, Including Stock-Based Compensation	$5.24	$2.38	120	$4.04

For the three months ended March 31, 2021, G&A expenses before stock-based compensation decreased 21% from the corresponding period of 2020 due to continued cost savings measures primarily relating to lower consulting, legal, general office and travel expenses during the current quarter. On a per bbl basis, G&A expenses before stock-based compensation decreased 2%, from the corresponding period of 2020 as a result of the reasons mentioned above offset by lower sales volumes. For the three months ended March 31, 2021, G&A expenses before stock-based compensation increased 11% (26% per bbl) from the prior quarter primarily due to the timing of certain costs.

G&A expenses after stock-based compensation for the three months ended March 31, 2021, increased 78% and 32% (120% and 30% per bbl), respectively, compared to the corresponding period of 2020 and the prior quarter, mainly due to higher G&A stock-based compensation resulting from a higher share price during the current quarter.

For the three months ended March 31, 2021, G&A stock-based compensation expense was $3.7 million or $2.01 per bbl compared to stock based compensation recovery of $(2.1) million or $(0.91) per bbl in the corresponding period of 2020 and stock-based compensation expense of $1.9 million or $1.07 per bbl in the prior quarter.

G&A Expenses
$12.5
$10.0
$7.5
$5.0
$2.5
$ Millions
$10.00
$7.50
$5.00
$2.50
$/BBL
$5.4
$6.5
$4.6
$7.2
$9.6
$2.38
$3.73
$2.91
$4.04
$5.24
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
G&A Expenses
G&A Expenses ($/BOE)

Foreign Exchange Gains and Losses

For the three months ended March 31, 2021, we had an $13.1 million loss on foreign exchange, compared to a $18.8 million loss in the corresponding period of 2020 and a $15.9 million gain in the prior quarter. Taxes receivable, deferred income taxes and investment are considered monetary assets, and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the main source of the foreign exchange losses and gains in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Change in the U.S. dollar against the Colombian peso	strengthened by	strengthened by
	9%	24%
Change in the U.S. dollar against the Canadian dollar	weakened by	strengthened by
	1%	9%

Financial Instrument Gains and Losses

The following table presents the nature of our derivative and other financial instruments gains and losses for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2021	2020
Commodity price derivatives loss (gain)	$23,632	$(18,319)
Foreign currency derivatives loss	66	5,452
	$23,698	$(12,867)

Unrealized PetroTal investment (gain) loss	$(6,475)	$65,285
Loss on sale of PetroTal shares	5,070	—
	$(1,405)	$65,285

Income Tax Expense

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2021	2020
Loss before income tax	$(28,771)	$(216,722)

Current income tax expense	$—	$298
Deferred income tax expense	8,651	34,606
Total income tax expense	$8,651	$34,904

Effective tax rate	(30)%	(16)%

Current income tax expense was nil for the three months ended March 31, 2021, compared to the corresponding period of 2020, primarily as a result of no taxable income resulting from the use of tax losses and the elimination of the minimum tax, in Colombia. The deferred income tax expense for the three months ended March 31, 2021, was the result of excess tax depreciation compared with accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax expense in the comparative period of 2020, was mainly the result of tax depreciation being higher than accounting deprecation in Colombia.
For the three months ended March 31, 2021, the difference between the effective tax rate of (30)% and the 31% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, foreign translation adjustments and other permanent differences, which was partially offset by a decrease in valuation allowance.

For the three months ended March 31, 2020, the difference between the effective tax rate of (16)% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, the goodwill impairment which is not deductible for tax purposes, the non-deductible portion (50%) of the unrealized loss on the PetroTal shares and foreign translation adjustments.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	First Quarter 2021 Compared with Fourth Quarter 2020	% change	First Quarter 2021 Compared with First Quarter 2020	% change
Net loss for the comparative period	$(47,871)		$(251,626)
Increase (decrease) due to:
Sales price	29,644		26,048
Sales volumes	1,056		(16,634)
Expenses:
Operating	(2,410)		14,963
Transportation	(512)		1,531
Cash G&A	(575)		1,542
Net lease payments	47		7
Severance	(760)		403
Interest, net of amortization of debt issuance costs	154		(965)
Realized foreign exchange	1,074		(2,072)
Cash settlements on derivative instruments	(8,308)		(16,891)
Current taxes	194		298
Other income	402		—
COVID-19 related costs	11		(1,139)
Interest income	—		(345)
Net change in funds flow from operations(1) from comparative period	20,017		6,746
Expenses:
Depletion, depreciation and accretion	1,797		25,976
Goodwill impairment	—		102,581
Asset impairment	57,402		3,904
Deferred tax	(22,003)		25,955
Amortization of debt issuance costs	(30)		(37)
Stock-based compensation	(1,748)		(5,726)
Derivative instruments gain or loss, net of settlements on derivative instruments	(3,036)		(19,674)
Other financial instruments gain or loss	(11,836)		66,690
Unrealized foreign exchange	(30,067)		7,796
Net lease payments	(47)		(7)
Net change in net loss	10,449		214,204
Net loss for the current period	$(37,422)	22%	$(37,422)	85%

(1)Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended March 31, 2021 were $37.4 million:

(Millions of U.S. Dollars)
Colombia:
Exploration	$3.2
Development:
Drilling and Completions	17.2
Facilities	4.1
Other	12.4
36.9
Corporate & Ecuador	0.5
$37.4

During the three months ended March 31, 2021, we commenced drilling the following wells in Colombia:

Number of wells (Gross and Net)
Development	9.0
Service	1.0
10.0
We spud 8 development wells and one service well in the Midas Block and one development well in the Chaza Block. Of the wells spud during the quarter, 8 wells were completed as of March 31, 2021.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	March 31, 2021	% Change	December 31, 2020
Cash and Cash Equivalents	$21,649	53	$14,114

Revolving Credit Facility	$180,000	(5)	$190,000

6.25% Senior Notes	$300,000	—	$300,000

7.75% Senior Notes	$300,000	—	$300,000

The outbreak of the COVID-19 virus, which was declared a pandemic by the World Health Organization in March 2020, spread across the globe and impacted worldwide economic activity. In 2020, global commodity prices declined significantly during the first half of 2020 due to disputes between major oil producing countries combined with the impact of the COVID-19 pandemic and associated reductions in global demand for oil. Governments worldwide, including those in Colombia and Ecuador, the countries where we operate, enacted emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused, and may continue to cause, material disruption to businesses globally resulting in an economic slowdown. While global commodity prices have improved since historic lows during the first half of 2020, the current challenging economic climate had and may continue to have significant adverse impacts on our Company including, but not exclusively:
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

The risk of non-compliance with the covenants in the lending agreements and the risk associated with maintaining the borrowing base is heightened in the current period of volatility coupled with the unprecedented disruption caused by the COVID-19 pandemic. We currently expect that we will continue to meet the terms of the credit facility or obtain further amendments or waivers if and when required. We also expect to be able to maintain the borrowing base at a level in excess of the amount borrowed. However, there can be no assurances that our liquidity can be maintained at or above current levels during this period of volatility and global economic uncertainty.
The situation is dynamic and the ultimate duration and magnitude of the impact on the economy and the financial effect on our Company is not known at this time.
As at March 31, 2021 the borrowing base of our Senior Secured Credit Facility (the "revolving credit facility") was $215 million with the next re-determination to occur no later than May, 2021. We are required to comply with various covenants, which have been modified in response to the recent market conditions and the COVID-19 pandemic. We have obtained a relief from compliance with certain financial covenants until October 1, 2021 ("the covenant relief period"). During the covenant relief period, our ratio of total debt to EBITDAX is permitted to be greater than 4.0 to 1.0, our Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and our EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ending as of the last day of the fiscal quarters ended (i) March 31, 2021 must be at least 1.5 to 1.0, (ii) June 30, 2021 and September 30, 2021 must be at least 2.0 to 1.0 and be at least 2.5 to 1.0 thereafter. We are required to comply with various covenants, which as disclosed above, have been modified in response to the current market conditions and the COVID-19 pandemic. As of March 31, 2021, we were in compliance with all applicable covenants in the revolving credit facility.

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

Amounts drawn under the revolving credit facility bear interest, at the borrower’s option, USD LIBOR plus a margin ranging from 2.90% to 4.90%, or base rate plus a margin ranging from 1.90% to 3.90%, in each case based on the borrowing base utilization percentage. The alternate base rate is currently the U.S. prime rate. Undrawn amounts under the revolving credit facility bear interest from 0.73% to 1.23% per annum, based on the average daily amount of unused commitments.

At March 31, 2021, we had $180.0 million drawn under the revolving credit facility. As of April 30, 2021, outstanding borrowings under our credit facility remained at $180.0 million. During the first quarter of 2021, we repaid $10.0 million of the amount drawn under the revolving credit facility. Accordingly, we had $35.0 million of availability under the revolving credit facility as of March 31, 2021.

At March 31, 2021, we had $300.0 million aggregate principal amount of 6.25% Senior Notes due 2025, and $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 outstanding. An event of default under the revolving credit facility would result in a default under the indentures governing the senior notes, which could allow the note holders to require us to repurchase all of the outstanding Senior Notes.

In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity.

Derivative Positions

At March 31, 2021, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Three-way Collars: April 1, to June 30, 2021	14,000	ICE Brent	36.43	45.14	51.45	0.21
Collars: April 1, to June 30, 2021	1,000	ICE Brent	n/a	45.00	50.40	n/a
Three-way Collars: July 1, to December 31, 2021	4,000	ICE Brent	45.00	55.00	68.00	n/a
Swaptions: July 1, to December 31, 2021	3,000	ICE Brent	n/a	n/a	56.75	n/a

Subsequent to quarter end, the Company entered into the following commodity price derivative positions:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl, Weighted Average)
Three-way Collars: July 1, to December 31, 2021	3,000	ICE Brent	50.00	60.00	70.21	n/a
Foreign Currency Derivatives

At March 31, 2021, we had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: April 1, to December 31, 2021	9,000,000	2,408	COP	3,500	3,630
(1) At March 31, 2021 foreign exchange rate.

At March 31, 2021, our balance sheet included $26.4 million of current liabilities related to the above outstanding commodity price and foreign currency derivative positions.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2021	2020
Sources of cash and cash equivalents:
Net loss	$(37,422)	$(251,626)
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	31,318	57,294
Interest expense	13,812	12,810
Income tax expense	8,651	34,904
Goodwill impairment	—	102,581
Asset impairment	—	3,904
Non-cash lease expenses	444	490
Lease payments	(462)	(515)
Unrealized foreign exchange loss	13,003	20,799
Stock-based compensation expense (recovery)	3,671	(2,055)
Unrealized derivative instruments loss	10,294	(9,380)
Other financial instruments loss	(1,405)	65,285
Adjusted EBITDA(1)	41,904	34,491
Current income tax expense	—	(298)
Contractual interest and other financing expenses	(12,931)	(11,966)
Funds flow from operations(1)	28,973	22,227
Proceeds from debt, net of issuance costs	—	88,009
Proceeds from disposition of investment, net of transaction costs	14,632	—
Net changes in assets and liabilities from operating activities	13,128	—
	56,733	110,236

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(37,427)	(44,277)
Repayment of debt	(10,000)	—
Debt issuance costs	(125)	—
Net changes in assets and liabilities from operating activities	—	(16,702)
Changes in non-cash investing working capital	(708)	(17,850)
Settlement of asset retirement obligations	(169)	(27)
Lease payments	(513)	(243)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(446)	(450)
	(49,388)	(79,549)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$7,345	$30,687

(1) Adjusted EBITDA and funds flow from operations are a non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices, the impact of which we partially mitigate by entering into commodity price derivatives. Sales volume changes and costs related to operations and debt service also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes, the impact of which we partially mitigate by entering into foreign currency derivatives. During the three months ended March 31, 2021, funds flow from operations increased by 30% compared to the corresponding period of 2020 primarily due to an increase in oil sales and decrease in operating expenses, offset by cash settlements of financial instruments.

Off-Balance Sheet Arrangements

As at March 31, 2021, we had no off-balance sheet arrangements.

Contractual Obligations

At March 31, 2021, we had $180.0 million drawn under our revolving credit facility.

Except for noted above, as at March 31, 2021, there were no other material changes to our contractual obligations outside of the ordinary course of business from those as at December 31, 2020.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2020 Annual Report on Form 10-K, and have not changed materially since the filing of that document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to provide information under this Item 3.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

See Note 11 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for any material developments with respect to matters previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, and any material matters that have arisen since the filing of such report.

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully read and consider the factors set out in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.

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
101.CAL  Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE  Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: May 4, 2021	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2021	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)