Form 10-Q
period 2021-06-30
GRAN TIERRA ENERGY INC.
filed 2021-08-04
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021

or

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

On July 30, 2021, 366,991,788 shares of the registrant’s Common Stock, $0.001 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2021

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity, the impacts of the coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “could”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to comply with covenants in our credit agreement and indentures and make borrowings under our credit agreement; our ability to obtain amendments to the covenants in our credit agreement so as to avoid an event of default under our credit agreement and senior notes; a reduction in our borrowing base and our ability to repay any excess borrowings; sustained or future declines in commodity prices and the demand for oil; sustained or future excess supply of oil and natural gas; potential future impairments and reductions in proved reserve quantities and value; continuation of the COVID-19 pandemic and responses thereto, including possible future restrictions against oil and gas activity in Colombia and Ecuador; our current operations are located in South America, and unexpected problems can arise due to guerilla activity and other local conditions; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to raise capital; our ability to identify and complete successful acquisitions, including in new countries and basins from our current operations; our ability to execute business plans; unexpected delays and difficulties in developing currently owned properties may occur; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; current global economic and credit market conditions and the regulatory environment may impact oil prices and oil consumption differently than we currently predict, which could cause us to further modify our strategy and capital spending program; volatility or declines in the trading price of our common stock and the continued listing of our shares on a national stock exchange; and those factors set out in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2020 Annual Report on Form 10-K (the "2020 Annual Report on Form 10-K"), and in our other filings with the Securities and Exchange Commission (“SEC”). The unprecedented nature of the COVID-19 pandemic and volatility in the worldwide economy and oil and gas industry makes, including the unpredictable nature of the resurgence of cases, possible variants and governmental responses, it more difficult to predict the accuracy of forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to, or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OIL SALES (Note 8)	$96,623	$33,824	$192,116	$119,903

EXPENSES
Operating	25,431	19,364	55,056	63,952
Transportation	2,921	3,226	5,427	7,263
COVID-19 related costs (Note 9)	897	421	2,036	421
Depletion, depreciation and accretion	28,927	42,484	60,245	99,778
Goodwill impairment (Note 5)	—	—	—	102,581
Asset impairment (Note 5)	—	398,458	—	402,362
General and administrative	9,006	6,529	18,575	11,914
Severance	—	25	919	1,347
Foreign exchange loss (gain)	91	(2,988)	13,174	15,819
Derivative instruments loss (gain) (Note 12)	21,239	5,623	44,937	(7,244)
Other financial instruments loss (gain) (Note 12)	2,614	(5,459)	1,209	59,826
Interest expense (Note 6)	13,935	13,365	27,747	26,175
	105,061	481,048	229,325	784,194

INTEREST INCOME	—	—	—	345
LOSS BEFORE INCOME TAXES	(8,438)	(447,224)	(37,209)	(663,946)

INCOME TAX EXPENSE (RECOVERY)
Current (Note 10)	(14)	(375)	(14)	(77)
Deferred (Note 10)	9,203	(76,200)	17,854	(41,594)
	9,189	(76,575)	17,840	(41,671)
NET AND COMPREHENSIVE LOSS	$(17,627)	$(370,649)	$(55,049)	$(622,275)

NET LOSS PER SHARE

BASIC AND DILUTED	$(0.05)	$(1.01)	$(0.15)	$(1.70)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED (Note 7)	366,982,456	366,981,556	366,982,008	366,981,556
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at June 30, 2021	As at December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents (Note 13)	$19,965	$14,114
Accounts receivable	8,462	8,044
Investment (Note 12)	31,525	48,323
Taxes receivable (Note 3)	27,842	49,925
Other current assets	17,425	13,459
Total Current Assets	105,219	133,865

Oil and Gas Properties
Proved	829,017	797,355
Unproved	159,021	161,763
Total Oil and Gas Properties	988,038	959,118
Other capital assets	3,842	5,364
Total Property, Plant and Equipment (Note 4)	991,880	964,482

Other Long-Term Assets
Deferred tax assets	26,162	57,318
Taxes receivable (Note 3)	45,985	42,635
Restricted cash and cash equivalents (Note 13)	3,590	3,409
Other	1,709	16
Total Other Long-Term Assets	77,446	103,378
Total Assets	$1,174,545	$1,201,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$116,437	$100,784
Derivatives (Note 12)	26,594	12,050
Equity compensation award liability (Note 7 and 12)	1,991	805
Total Current Liabilities	145,022	113,639

Long-Term Liabilities
Long-term debt (Notes 6 and 12)	759,824	774,770
Asset retirement obligation	53,105	48,214
Equity compensation award liability (Note 7 and 12)	9,762	3,955
Other long-term liabilities	3,630	4,113
Total Long-Term Liabilities	826,321	831,052

Contingencies (Note 11)

Shareholders’ Equity
Common Stock (Note 7) (366,991,788 and 366,981,556 shares issued and outstanding of Common Stock, par value $0.001 per share, as at June 30, 2021, and December 31, 2020, respectively)	10,270	10,270
Additional paid-in capital	1,286,235	1,285,018
Deficit	(1,093,303)	(1,038,254)
Total Shareholders’ Equity	203,202	257,034
Total Liabilities and Shareholders’ Equity	$1,174,545	$1,201,725
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(55,049)	$(622,275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion	60,245	99,778
Goodwill impairment (Note 5)	—	102,581
Asset impairment (Note 5)	—	402,362
Deferred tax expense (recovery)	17,854	(41,594)
Stock-based compensation expense (recovery) (Note 7)	5,544	(763)
Amortization of debt issuance costs (Note 6)	1,775	1,936
Unrealized foreign exchange loss	13,480	19,255
Derivative instruments loss (gain) (Note 12)	44,937	(6,487)
Cash settlements on derivatives instruments	(37,709)	14,343
Other financial instruments loss (Note 12)	1,209	59,069
Cash settlement of asset retirement obligation	(248)	(27)
Non-cash lease expenses	814	971
Lease payments	(855)	(975)
Net change in assets and liabilities from operating activities (Note 13)	27,157	(21,255)
Net cash provided by operating activities	79,154	6,919

Investing Activities
Additions to property, plant and equipment	(74,811)	(49,024)
Proceeds on disposition of investment, net of transaction costs (Note 12)	14,632	—
Changes in non-cash investing working capital (Note 13)	3,176	(38,645)
Net cash used in investing activities	(57,003)	(87,669)

Financing Activities
Proceeds from debt, net of issuance costs (Note 6)	(125)	90,505
Repayment of debt (Note 6)	(15,001)	—
Proceeds from exercise of stock options	8	—
Lease payments	(513)	(307)
Net cash (used in) provided by financing activities	(15,631)	90,198

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(488)	(738)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	6,032	8,710
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 13)	17,523	11,075
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 13)	$23,555	$19,785

Supplemental cash flow disclosures (Note 13)
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share Capital
Balance, beginning of period	$10,270	$10,270	$10,270	$10,270
Balance, end of period	10,270	10,270	10,270	10,270

Additional Paid-in Capital
Balance, beginning of period	1,285,597	1,283,192	1,285,018	1,282,627
Stock-based compensation (Note 7)	638	606	1,217	1,171
Balance, end of period	1,286,235	1,283,798	1,286,235	1,283,798

Deficit
Balance, beginning of period	(1,075,676)	(511,913)	(1,038,254)	(260,287)
Net loss	(17,627)	(370,649)	(55,049)	(622,275)
Balance, end of period	(1,093,303)	(882,562)	(1,093,303)	(882,562)

Total Shareholders’ Equity	$203,202	$411,506	$203,202	$411,506

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

3. Taxes Receivable

The table below shows the break-down of taxes receivable, which are comprised of value added tax ("VAT") and income tax receivables:

(Thousands of U.S. Dollars)	As at June 30, 2021	As at December 31, 2020
Current
VAT Receivable	$16,199	$35,977
Income Tax Receivable	11,643	13,948
	27,842	49,925
Long-Term
VAT Receivable	20,885	28,485
Income Tax Receivable	25,100	14,150
	45,985	42,635
Total Taxes Receivable	$73,827	$92,560

The following table shows the movement of VAT and income tax receivables for the period identified below:

(Thousands of U.S. Dollars)	VAT Receivable	Income Tax Receivable	Total Taxes Receivable
Balance, as at December 31, 2020	$64,462	$28,098	$92,560
Collected through direct government refunds	(340)	—	(340)
Collected through sales contracts	(40,414)	—	(40,414)
Taxes paid (1)	17,368	11,947	29,315
Foreign exchange loss	(3,992)	(3,302)	(7,294)
Balance, as at June 30, 2021	$37,084	$36,743	$73,827

(1)VAT is paid on certain goods and services in Colombia at a rate of 19%

4. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at June 30, 2021	As at December 31, 2020
Oil and natural gas properties
Proved	$4,196,663	$4,106,768
Unproved	159,021	161,763
	4,355,684	4,268,531
Other(1)	32,602	32,135
	4,388,286	4,300,666
Accumulated depletion and depreciation and impairment	(3,396,406)	(3,336,184)
	$991,880	$964,482
(1) The "other" category includes right-of-use assets for operating and finance leases of $11.7 million, which had a net book value of $3.2 million as at June 30, 2021 (December 31, 2020 - $11.4 million which had a net book value of $4.4 million).

5. Impairment

Asset impairment

(i) Oil and gas property impairment

For the three and six months ended June 30, 2021, Gran Tierra had no ceiling test impairment losses based on the ceiling test calculation results. For each of the three and six months ended June 30, 2020, Gran Tierra had $398.3 million of ceiling test impairment losses. The Company used an average Brent price of $52.74 and $52.32 per bbl, for the purposes of the June 30, 2021 and 2020, respectively, ceiling test calculations.

(ii) Inventory impairment

For the three and six months ended June 30, 2021, the Company had no inventory impairment. For the three and six months ended June 30, 2020, the Company recorded $0.2 million and $4.1 million, respectively, of inventory impairment.

Goodwill impairment

The entire goodwill balance of $102.6 million was impaired during the six months ended June 30, 2020 due to the carrying value of the reporting unit exceeding its fair value as a result of the impact of lower forecasted commodity prices.

6. Debt and Debt Issuance Costs

The Company's debt at June 30, 2021 and December 31, 2020 was as follows:

(Thousands of U.S. Dollars)	As at June 30, 2021	As at December 31, 2020
6.25% Senior Notes	$300,000	$300,000
7.75% Senior Notes	300,000	300,000
Revolving credit facility	175,000	190,000
Unamortized debt issuance costs	(16,474)	(18,124)
Long-term debt	758,526	771,876
Long-term lease obligation(1)	1,298	2,894
	$759,824	$774,770
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company's balance sheet and totaled $3.6 million as at June 30, 2021 (December 31, 2020 - $3.3 million).

As at June 30, 2021 the borrowing base of the Company's Senior Secured Credit Facility (the "revolving credit facility") was $215 million with the next re-determination to occur no later than November, 2021.

The Company is required to comply with various covenants, which have been modified in response to market conditions including the COVID-19 pandemic until October 1, 2021 ("the covenant relief period"). During the covenant relief period, the Company's ratio of total debt to Covenant EBITDAX ("EBITDAX") is permitted to be greater than 4.0 to 1.0, its Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and its EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ended (i) June 30, 2021 to September 30, 2021 must be at least 2.0 to 1.0, and (ii) at least 2.5 to 1.0 thereafter. As of June 30, 2021, the Company was in compliance with all applicable covenants in the revolving credit facility.

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

Interest Expense

The following table presents total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2020
Contractual interest and other financing expenses	$13,041	$12,273	$25,972	$24,239
Amortization of debt issuance costs	894	1,092	1,775	1,936
	$13,935	$13,365	$27,747	$26,175

7. Share Capital

Shares of Common Stock
Balance, December 31, 2020	366,981,556
Shares issued on option exercise	10,232
Balance, June 30, 2021	366,991,788

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the six months ended June 30, 2021:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2020	23,273,404	4,067,897	15,444,949	1.50
Granted	13,428,840	1,027,103	5,679,894	0.81
Exercised	(2,733,209)	—	(10,232)	0.77
Forfeited	(1,828,743)	—	(1,020,207)	0.90
Expired	—	—	(1,040,262)	3.27
Balance, June 30, 2021	32,140,292	5,095,000	19,054,142	1.23

For the three and six months ended June 30, 2021, stock-based compensation expense was $1.9 million and $5.5 million, respectively (three and six months ended June 30, 2020 - expense of $1.3 million and recovery of $0.8 million, respectively).

At June 30, 2021, there was $17.4 million (December 31, 2020 - $5.9 million) of unrecognized compensation cost related to unvested PSUs and stock options, which is expected to be recognized over a weighted average period of 2.0 years. During the six months ended June 30, 2021, the Company paid out $0.6 million for PSUs which were vested on December 31, 2020 (six months ended June 30, 2020 - $3.2 million for PSU's which were vested on December 31, 2019).

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

For the three and six months ended June 30, 2021 and 2020 all options on a weighted average basis, were excluded from the diluted loss per share calculation as the options were anti-dilutive.

8. Revenue

The Company's revenues are generated from oil sales at prices which reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, quality, and transportation discounts each month. For the three and six months ended June 30, 2021, 100% (three and six months ended June 30, 2020 - 100%) of the Company's revenue resulted from oil sales. During the three and six months ended June 30, 2021, quality and transportation discounts were 17% and 16%, respectively, of the average ICE Brent price (three and six months ended June 30, 2020 - 42% and 29%, respectively). During the three and six months ended June 30, 2021, the Company's production was sold primarily to two major customers in Colombia (three and six months ended June 30, 2020 - two).

As at June 30, 2021, accounts receivable included $0.2 million of accrued sales revenue related to June 2021 production (December 31, 2020 - $0.1 million related to December 31, 2020 production).

9. COVID-19 Costs

The COVID-19 pandemic resulted in extra operating and transportation costs related to COVID-19 health and safety preventative measures including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. Below is a break-down of the costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2020
Operating expenses	$816	$421	$1,862	$421
Transportation costs	81	—	174	—
Total COVID-19 costs	$897	$421	$2,036	$421

10. Taxes

The Company's effective tax rate was (48)% for the six months ended June 30, 2021, compared to 6% in the comparative period of 2020. Current income tax was in a recovery position for the six months ended June 30, 2021 and 2020, primarily as a result of changes in the previous estimation of presumptive minimum tax. The deferred income tax expense for the six months ended June 30, 2021, was the result of excess tax depreciation compared to accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax recovery in the comparative period of 2020 was mainly the result of a ceiling test impairment loss in Colombia; which was partially offset by losses incurred in Colombia that are now fully offset by a valuation allowance.

For the six months ended June 30, 2021, the difference between the effective tax rate of (48)% and the 31% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, foreign translation adjustments, other permanent differences and stock based compensation; which was partially offset by a decrease in the valuation allowance.
For the six months ended June 30, 2020, the difference between the effective tax rate of 6% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, the non-deductibility of goodwill impairment for tax purposes, foreign translation adjustments and the non-deductible portion (50%) of the unrealized loss on PetroTal Corp. ("PetroTal") shares.

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

Letters of credit and other credit support

At June 30, 2021, the Company had provided letters of credit and other credit support totaling $103.5 million (December 31, 2020 - $100.6 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements.

12. Financial Instruments and Fair Value Measurement

Financial Instruments

At June 30, 2021, the Company’s financial instruments recognized on the balance sheet consisted of: cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investment, other long-term assets, accounts payable and accrued liabilities, derivatives, equity compensation award liability, long-term debt and other long-term liabilities.

Fair Value Measurement

The fair value of investment, derivatives and equity compensation award liability is remeasured to the estimated fair value at the end of each reporting period.

Investment in PetroTal

The fair value of the Company's investment in PetroTal was estimated to be $31.5 million at June 30, 2021 ($48.3 million at December 31, 2020), based on the closing stock price of PetroTal of $0.29 CAD ($0.25 CAD at December 31, 2020) and the foreign exchange rate at that date. During the six months ended June 30, 2021, the Company sold 44% (109 million common shares) of its interest in PetroTal for cash proceeds net of transaction costs of $14.6 million resulting in a loss on sale of $5.1 million. PetroTal is a publicly-traded energy company incorporated and domiciled in Canada engaged in exploration, appraisal and development of crude oil and natural gas in Peru. PetroTal's shares are listed on the Toronto Stock Exchange Venture under the trading symbol 'TAL' and on the London Stock Exchange Alternative Investment Market under the trading symbol 'PTAL'. Gran Tierra holds approximately 137 million common shares representing approximately 17% of PetroTal's issued and outstanding common shares.

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

The fair value of investment, derivatives and PSUs and DSUs liability at June 30, 2021, and December 31, 2020, was as follows:

(Thousands of U.S. Dollars)	As at June 30, 2021	As at December 31, 2020
Investment	$31,525	$48,323

Derivative liability	$26,594	$12,050
PSUs and DSUs liability	11,753	4,760
	$38,347	$16,810

The following table presents gains or losses on derivative and other financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2020
Commodity price derivatives loss (gain)	$21,217	$7,542	$44,849	$(10,777)
Foreign currency derivatives loss (gain)	22	(1,919)	88	3,533
Derivative instruments loss (gain)	$21,239	$5,623	$44,937	$(7,244)

Unrealized PetroTal investment loss (gain)	$2,614	$(6,216)	$(3,861)	$59,069
Loss on sale of PetroTal shares	—	—	5,070	—
Financial instruments loss	$—	$757	—	757
Other financial instruments loss (gain)	$2,614	$(5,459)	$1,209	$59,826

Financial instruments not recorded at fair value include the Company's 6.25% Senior Notes due 2025 (the "6.25% Senior Notes") and 7.75% Senior Notes due 2027 (the "7.75% Senior Notes"). At June 30, 2021, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $293.1 million and $291.4 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $267.2 million and $267.4 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

At June 30, 2021, the fair value of the investment and DSUs liability was determined using Level 1 inputs, and the fair value of the derivative and PSUs liability was determined using Level 2 inputs.

The Company uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period-end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s Senior Notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The disclosure in the paragraph above regarding the fair value of cash and restricted cash and cash equivalents and Senior Notes was based on Level 1 inputs and the fair value of credit facility was based on Level 2 inputs.

The Company’s non-recurring fair value measurements include asset retirement obligations. The fair value of an asset retirement obligation is measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate.

Commodity Price Derivatives

The Company utilizes commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flows in order to assure it can execute at least a portion of its planned capital spending.

At June 30, 2021, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Swap Price ($/bbl, Weighted Average)
Three-way Collars: July 1, to December 31, 2021	7,000	ICE Brent	47.14	57.14	68.95	n/a
Swaps: July 1, to December 31, 2021	3,000	ICE Brent	n/a	n/a	n/a	56.75

Foreign Currency Derivatives

The Company utilizes foreign currency derivatives to manage the variability in cash flows associated with the Company's forecasted Colombian peso ("COP") denominated expenses. At June 30, 2021, the Company had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions of COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: July 1, to December 31, 2021	6,000	1,597	COP	3,500	3,630
(1) At June 30, 2021 foreign exchange rate.

13. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at June 30,		As at December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$19,965	$17,599	$14,114	$8,817
Restricted cash and cash equivalents - long-term	3,590	2,186	3,409	2,258
	$23,555	$19,785	$17,523	$11,075

Net changes in assets and liabilities from operating activities were as follows:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020
Accounts receivable and other long-term assets	$28	$15,475
Derivatives	6,264	(2,310)
Inventory	(1,934)	(1,533)
Prepaids	(631)	(750)
Accounts payable and accrued and other long-term liabilities	11,991	(41,487)
Taxes receivable and payable	11,439	9,350
Net changes in assets and liabilities from operating activities	$27,157	$(21,255)

Changes in non-cash investing working capital for the six months ended June 30, 2021 are comprised of an increase in accounts payable and accrued liabilities of $3.7 million and an increase in accounts receivable of $0.5 million (six months ended June 30, 2020, a decrease in accounts payable and accrued liabilities of $38.7 million and a decrease in accounts receivable of $0.1 million).

The following table provides additional supplemental cash flow disclosures:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020
Cash paid for income taxes	$7,139	$8,524
Cash paid for interest	$25,659	$23,540

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$31,887	$38,708

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

Financial and Operational Highlights

Key Highlights for the second quarter of 2021
•Net loss in the second quarter of 2021 was $17.6 million or $(0.05) per share basic and diluted, compared with a net loss of $370.6 million or $(1.01) per share basic and diluted in the second quarter of 2020
•Loss before income taxes in the second quarter of 2021 was $8.4 million compared to loss before income taxes of $447.2 million in the second quarter of 2020
•During the second quarter of 2021, we repaid $5.0 million of the amount drawn under the revolving credit facility
•Our second quarter of 2021 average production NAR was 18,976 BOPD (sales volumes - 18,454 BOPD), 3% increase (sales volumes - 4% decrease) from 18,408 BOPD (sales volumes - 19,266 BOPD) in the second quarter of 2020, and 8% decrease (sales volumes - 9% decrease) from the first quarter of 2021 as a result of national blockades in Colombia, which were resolved by the end of the second quarter of 2021. There were approximately 597,000 bbls deferred as a result of blockades
•Oil sales were $96.6 million, 186% higher compared to the second quarter of 2020 as a result of an increase in Brent price and lower quality and transportation discounts and were consistent with first quarter of 2021 oil sales of $95.5 million
•Operating expenses increased by 31% (increased by 37% on a per bbl basis) compared to the second quarter of 2020, due to higher operating activities in the Acordionero and Suroriente fields and decreased by 14% (decreased by 7% on a per bbl basis) compared to the first quarter of 2021 due to lower operating activities in the Costayaco and Suroriente fields for a portion of the current quarter as a result of national blockades in Colombia and lower power generation costs in the Acordionero field
•Transportation expenses decreased by 9% compared to the second quarter of 2020 and increased 17% compared to the first quarter of 2021
•Operating netback(2) increased by 508% and 8%, respectively, to $68.3 million compared to $11.2 million in the second quarter of 2020 and $63.4 million in the first quarter of 2021
•Adjusted EBITDA(2) increased by 103% to $36.3 million compared to $17.9 million in the second quarter of 2020 and decreased 13% from $41.9 million in the first quarter of 2021
•Funds flow from operations(2) increased by 290% to $23.3 million compared to the second quarter of 2020 and decreased 20% from the first quarter of 2021
•Quality and transportation discounts for the second quarter of 2021 decreased to $11.54 per bbl compared to $14.10 in the second quarter of 2020 as a result of lower differentials and increased from $8.98 per bbl in the first quarter of 2021 as a result of higher differentials and the use of different transportation routes during current quarter due to national blockades in Colombia
•General and administrative ("G&A") before stock-based compensation increased by 36% compared to the second quarter of 2020, consistent with the increase of operating activities in the current period. When compared to the first quarter of 2021, G&A before stock-based compensation increased by 21% due to the timing of certain corporate costs
•Capital additions for the second quarter of 2021 were $37.4 million, an increase of $32.6 million compared to the second quarter of 2020 and were comparable to the first quarter of 2021 which had capital additions of $37.4 million

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
	2021	2020	% Change	2021	2021	2020	% Change
Average Daily Volumes (BOPD)
Consolidated
Working Interest ("WI") Production Before Royalties	23,035	20,165	14	24,463	23,745	24,846	(4)
Royalties	(4,059)	(1,757)	131	(3,930)	(3,995)	(2,957)	35
Production NAR	18,976	18,408	3	20,533	19,750	21,889	(10)
(Increase) Decrease in Inventory	(522)	858	(161)	(262)	(393)	169	(333)
Sales(1)	18,454	19,266	(4)	20,271	19,357	22,058	(12)

Net Loss	$(17,627)	$(370,649)	95	$(37,422)	$(55,049)	$(622,275)	91

Operating Netback
Oil Sales	$96,623	$33,824	186	$95,493	$192,116	$119,903	60
Operating Expenses	(25,431)	(19,364)	31	(29,625)	(55,056)	(63,952)	(14)
Transportation Expenses	(2,921)	(3,226)	(9)	(2,506)	(5,427)	(7,263)	(25)
Operating Netback(2)	$68,271	$11,234	508	$63,362	$131,633	$48,688	170

G&A Expenses Before Stock-Based Compensation	$7,133	$5,237	36	$5,898	$13,031	$12,677	3
G&A Stock-Based Compensation Expense (Recovery)	1,873	1,292	45	3,671	5,544	(763)	827
G&A Expenses, Including Stock-Based Compensation	$9,006	$6,529	38	$9,569	$18,575	$11,914	56

Adjusted EBITDA(2)	$36,299	$17,872	103	$41,904	$78,203	$52,363	49

Funds Flow From Operations(2)	$23,272	$5,974	290	$28,973	$52,245	$28,201	85

Capital Expenditures	$37,384	$4,747	688	$37,427	$74,811	$49,024	53
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

EBITDA, as presented, is defined as net loss adjusted for depletion, depreciation and accretion ("DD&A") expenses, interest expense and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for goodwill impairment, asset impairment, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, stock based compensation expense or recovery, unrealized derivative instruments gain or loss and other financial instruments gain or loss. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net loss to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2021	2020
Net loss	$(17,627)	$(370,649)	$(37,422)	$(55,049)	$(622,275)
Adjustments to reconcile net loss to EBITDA and Adjusted EBITDA
DD&A expenses	28,927	42,484	31,318	60,245	99,778
Interest expense	13,935	13,365	13,812	27,747	26,175
Income tax expense (recovery)	9,189	(76,575)	8,651	17,840	(41,671)
EBITDA (non-GAAP)	$34,424	$(391,375)	$16,359	$50,783	$(537,993)
Goodwill impairment	—	—	—	—	102,581
Asset impairment	—	398,458	—	—	402,362
Non-cash lease expense	370	481	444	814	971
Lease payments	(393)	(460)	(462)	(855)	(975)
Unrealized foreign exchange loss (gain)	477	(1,544)	13,003	13,480	19,255
Stock-based compensation expense (recovery)	1,873	1,292	3,671	5,544	(763)
Unrealized derivative instruments (gain) loss	(3,066)	17,236	10,294	7,228	7,856
Other financial instruments loss (gain)	2,614	(6,216)	(1,405)	1,209	59,069
Adjusted EBITDA (non-GAAP)	$36,299	$17,872	$41,904	$78,203	$52,363

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

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2021	2020
Net loss	$(17,627)	$(370,649)	$(37,422)	$(55,049)	$(622,275)
Adjustments to reconcile net loss to funds flow from operations
DD&A expenses	28,927	42,484	31,318	60,245	99,778
Goodwill impairment	—	—	—	—	102,581
Asset impairment	—	398,458	—	—	402,362
Deferred tax expense (recovery)	9,203	(76,200)	8,651	17,854	(41,594)
Stock-based compensation expense (recovery)	1,873	1,292	3,671	5,544	(763)
Amortization of debt issuance costs	894	1,092	881	1,775	1,936
Non-cash lease expense	370	481	444	814	971
Lease payments	(393)	(460)	(462)	(855)	(975)
Unrealized foreign exchange loss (gain)	477	(1,544)	13,003	13,480	19,255
Derivative instruments loss (gain)	21,239	6,380	23,698	44,937	(6,487)
Cash settlements on derivative instruments	(24,305)	10,856	(13,404)	(37,709)	14,343
Other financial instruments loss (gain)	2,614	(6,216)	(1,405)	1,209	59,069
Funds flow from operations (non-GAAP)	$23,272	$5,974	$28,973	$52,245	$28,201

Additional Operational Results

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020	% Change	2021	2021	2020	% Change
Oil sales	$96,623	$33,824	186	$95,493	$192,116	$119,903	60
Operating expenses	25,431	19,364	31	29,625	55,056	63,952	(14)
Transportation expenses	2,921	3,226	(9)	2,506	5,427	7,263	(25)
Operating netback(1)	68,271	11,234	508	63,362	131,633	48,688	170

COVID-19 related costs	897	421	113	1,139	2,036	421	384
DD&A expenses	28,927	42,484	(32)	31,318	60,245	99,778	(40)
Goodwill impairment	—	—	—	—	—	102,581	100
Asset impairment	—	398,458	(100)	—	—	402,362	100
G&A expenses before stock-based compensation	7,133	5,237	36	5,898	13,031	12,677	3
G&A stock-based compensation expense (recovery)	1,873	1,292	45	3,671	5,544	(763)	827
Severance expenses	—	25	(100)	919	919	1,347	(32)
Foreign exchange loss (gain)	91	(2,988)	103	13,083	13,174	15,819	(17)
Derivative instruments loss (gain)	21,239	5,623	278	23,698	44,937	(7,244)	720
Other financial instruments loss (gain)	2,614	(5,459)	148	(1,405)	1,209	59,826	(98)
Interest expense	13,935	13,365	4	13,812	27,747	26,175	6
	76,709	458,458	(83)	92,133	168,842	712,979	(76)

Interest income	—	—	—	—	—	345	(100)

Loss before income taxes	(8,438)	(447,224)	98	(28,771)	(37,209)	(663,946)	94

Current income tax recovery	(14)	(375)	(96)	—	(14)	(77)	(82)
Deferred income tax expense (recovery)	9,203	(76,200)	112	8,651	17,854	(41,594)	143
	9,189	(76,575)	112	8,651	17,840	(41,671)	143
Net loss	$(17,627)	$(370,649)	95	$(37,422)	$(55,049)	$(622,275)	91

Sales Volumes (NAR)
Total sales volumes, BOPD	18,454	19,266	(4)	20,271	19,357	22,058	(12)

Brent Price per bbl	$69.08	$33.39	107	$61.32	$65.23	$42.10	55

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$57.54	$19.29	198	$52.34	$54.83	$29.87	84
Operating expenses	15.14	11.05	37	16.24	15.71	15.93	(1)
Transportation expenses	1.74	1.84	(5)	1.37	1.55	1.81	(14)

Operating netback(1)	40.66	6.40	535	34.73	37.57	12.13	210

COVID-19 related costs	0.53	0.23	130	0.62	0.58	0.10	480
DD&A expenses	17.23	24.23	(29)	17.17	17.20	24.85	(31)
Goodwill impairment	—	—	—	—	—	25.55	(100)
Asset impairment	—	227.28	(100)	—	—	100.23	(100)
G&A expenses before stock-based compensation	4.25	2.99	42	3.23	3.72	3.16	18
G&A stock-based compensation expense (recovery)	1.12	0.74	51	2.01	1.58	(0.19)	932
Severance expenses	—	0.01	(100)	0.50	0.26	0.34	(24)
Foreign exchange loss (gain)	0.05	(1.70)	103	7.17	3.76	3.94	(5)
Derivative instruments loss (gain)	12.65	3.21	294	12.99	12.83	(1.80)	813
Other financial instruments loss (gain)	1.56	(3.11)	150	(0.77)	0.35	14.90	(98)
Interest expense	8.30	7.62	9	7.57	7.92	6.52	21
	45.69	261.50	(83)	50.49	48.20	177.60	(73)

Interest income	—	—	—	—	—	0.09	(100)

Loss before income taxes	(5.03)	(255.10)	98	(15.76)	(10.63)	(165.38)	94

Current income tax recovery	(0.01)	(0.21)	(95)	—	—	(0.02)	(100)
Deferred income tax expense (recovery)	5.48	(43.46)	113	4.74	5.10	(10.36)	149
	5.47	(43.67)	(113)	4.74	5.10	(10.38)	149
Net loss	$(10.50)	$(211.43)	95	$(20.50)	$(15.73)	$(155.00)	90

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average Daily Volumes (BOPD)
WI Production Before Royalties	23,035	20,165	23,745	24,846
Royalties	(4,059)	(1,757)	(3,995)	(2,957)
Production NAR	18,976	18,408	19,750	21,889
Increase in Inventory	(522)	858	(393)	169
Sales	18,454	19,266	19,357	22,058

Royalties, % of WI Production Before Royalties	18%	9%	17%	12%

Oil production NAR for the three months ended June 30, 2021, increased by 3% compared to the corresponding period of 2020 due to higher production in the Acordionero and Suroriente fields partially offset by lower production in the Costayaco and Moqueta fields which were affected by the national blockades in the area. During the quarter, approximately 597,000 barrels were deferred as a result of the national blockades. Oil production NAR for the six months ended June 30, 2021, decreased by 10% compared to the corresponding period of 2020, as a result of national blockades in Colombia during the second quarter of 2021 affecting production from major fields. The national blockades were resolved by the end of the second quarter of 2021.

Royalties as a percentage of production for the three and six months ended June 30, 2021, increased compared with the corresponding periods of 2020 and the prior quarter commensurate with the increase in benchmark oil prices and the price sensitive royalty regime in Colombia.

WI Production Before Royalties
Average Daily Volumes (BOPD)
32,000
24,000
16,000
8,000
—
Royalties as a % of Production
25%
20%
15%
10%
5%
20,165
18,944
21,907
24,463
23,035
9%
10%
11%
16%
18%
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Gross Production
Royalties as a % of Production

Production By Block, Year-to-Date June 30, 2021

Other, 17%
Chaza, 24%
Midas, 59%
Midas
Chaza
Other

The Midas block includes Acordionero, Mochuelo and Ayombero fields and the Chaza block includes Costayaco and Moqueta fields

Operating Netback

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2021	2020
Oil Sales	$96,623	$33,824	$95,493	$192,116	$119,903
Transportation Expenses	(2,921)	(3,226)	(2,506)	(5,427)	(7,263)
	93,702	30,598	92,987	186,689	112,640
Operating Expenses	(25,431)	(19,364)	(29,625)	(55,056)	(63,952)
Operating Netback(1)	$68,271	$11,234	$63,362	$131,633	$48,688

(U.S. Dollars Per bbl Sales Volumes NAR)
Brent	$69.08	$33.39	$61.32	$65.23	$42.10
Quality and Transportation Discounts	(11.54)	(14.10)	(8.98)	(10.40)	(12.23)
Average Realized Price	57.54	19.29	52.34	54.83	29.87
Transportation Expenses	(1.74)	(1.84)	(1.37)	(1.55)	(1.81)
Average Realized Price Net of Transportation Expenses	55.80	17.45	50.97	53.28	28.06
Operating Expenses	(15.14)	(11.05)	(16.24)	(15.71)	(15.93)
Operating Netback(1)	$40.66	$6.40	$34.73	$37.57	$12.13
(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Change in Operating Netback by Component
Q2 2020 vs. Q2 2021
$ / BBL
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
$6.40
$38.25
$0.10
$(4.09)
$40.66
Q2 2020 Netback
Oil Sales
Transportation Expenses
Operating Expenses
Q2 2021 Netback

Change in Operating Netback by Component
Q2 2020 YTD vs. Q2 2021 YTD
$ / BBL
$40.00
$30.00
$20.00
$10.00
$0.00
$12.13
$24.96
$0.26
$0.22
$37.57
Q2 2020 YTD Netback
Oil Sales
Transportation Expenses
Operating Expenses
Q2 2021 YTD Netback

Change in Operating Netback by Component
Q1 2021 vs. Q2 2021
$ / BBL
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
$34.73
$5.20
$(0.37)
$1.10
$40.66
Q1 2021 Netback
Oil Sales
Transportation Expenses
Operating Expenses
Q2 2021 Netback

Quality and Transportation Discounts & Transportation Expenses
$ / BBL
$20.00
$15.00
$10.00
$5.00
$0.00
$15.94
$1.84
$14.10
$10.31
$0.82
$9.49
$10.28
$1.11
$9.17
$10.35
$1.37
$8.98
$13.28
$1.74
$11.54
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Total Transportation Expense and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

Oil sales for the three and six months ended June 30, 2021 increased by 186% and 60% to $96.6 million and $192.1 million, respectively, as a result of a 107% and 55%, respectively, increase in Brent price and lower quality and transportation discounts, partially offset by lower sales volumes when compared to the corresponding periods of 2020. Compared with the prior quarter, oil sales increased 1% as a result of a 13% increase in Brent price offset by higher quality and transportation discounts and lower sales volumes.

The following table shows the effect of changes in realized price and sales volumes on our oil sales for the three and six months ended June 30, 2021 compared to the prior quarter and the corresponding periods of 2020:

(Thousands of U.S. Dollars)	Second Quarter 2021 Compared with First Quarter 2021	Second Quarter 2021 Compared with Second Quarter 2020	Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Oil sales for the comparative period	$95,493	$33,824	$119,903
Realized sales price increase effect	8,723	64,225	87,471
Sales volumes decrease effect	(7,593)	(1,426)	(15,258)
Oil sales for the three and six months ended June 30, 2021	$96,623	$96,623	$192,116

Average realized price for the three and six months ended June 30, 2021 increased 198% and 84%, respectively, compared to the corresponding periods of 2020. The increases were commensurate with the increases in benchmark oil prices in addition to lower differentials. Compared to the prior quarter, the average realized price increased 10% due to higher benchmark oil prices offset by higher differentials.

Operating expenses for the three months ended June 30, 2021, increased by 31% or $4.09 per bbl to $25.4 million or $15.14 per bbl due to higher operating activities in the Acordionero and Suroriente fields compared to the corresponding period of 2020. Lower operating activities during the second quarter of 2020 were attributed to shut-in of higher cost wells in response to the COVID-19 pandemic. Operating expenses for the six months ended June 30, 2021 decreased by 14% or $0.22 per bbl to $55.1 million or $15.71 per bbl compared to the corresponding period of 2020 as a result of structural improvements made to our operations. Compared to the prior quarter, operating expenses decreased by 14% or $1.10 per bbl from $29.6 million or $16.24 per bbl due to lower operating activities in the Costayaco and Suroriente fields as a result of national blockades in Colombia and lower power generation costs in the Acordionero field.

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia using each option for the three and six months ended June 30, 2021 and 2020, and the prior quarter:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2021	2020	2021	2021	2020
Volume transported through pipeline	9%	15%	—%	5%	7%
Volume sold at wellhead	67%	49%	52%	58%	50%
Volume transported via truck to sales point	24%	36%	48%	37%	43%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive higher realized price, but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expenses.

Transportation expenses for the three and six months ended June 30, 2021 decreased by 9% and 25% to $2.9 million and $5.4 million, respectively, compared to the corresponding periods of 2020, as a result of lower sales volumes during current periods. On a per bbl basis, transportation expenses decreased by 5% and 14% to $1.74 and $1.55 for the three and six months ended June 30, 2021, respectively, due to higher volumes sold at wellhead during current periods, which resulted in lower transportation expenses per bbl compared to the corresponding periods of 2020.

For the three months ended June 30, 2021, transportation expenses increased by 17% compared to $2.5 million in the prior quarter. On a per bbl basis, transportation expenses increased by 27% from $1.37 in the prior quarter due to change in the delivery points in response to national blockades in Colombia which had higher transportation costs per bbl.

Transportation Expenses
$4.0
$3.0
$2.0
$1.0
$—
$ Million
$3.00
$2.00
$1.00
$—
$ / BBL
$3.2
$1.3
$2.0
$2.5
$2.9
$1.84
$0.82
$1.11
$1.37
$1.74
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Transportation Expense
Transportation Expenses ($/BBL)

COVID-19 Costs

The COVID-19 pandemic resulted in extra operating and transportation costs related to COVID-19 health and safety preventative measures including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. For the three and six months ended June 30, 2021, COVID-19 costs were $0.9 million and $2.0 million, respectively, comprised of $0.8 million and $1.9 million related to operating and $0.1 million and $0.2 million related to transportation activities, respectively. There were $0.4 million COVID-19 costs for the three and six months ended June 30, 2020, all of which related to operating activities. For the prior quarter, COVID-19 costs were $1.1 million comprised of $1.0 million related to operating and $0.1 million to transportation activities.

DD&A Expenses

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2021	2020	2021	2021	2020
DD&A Expenses, thousands of U.S. Dollars	$28,927	$42,484	$31,318	$60,245	$99,778
DD&A Expenses, U.S. Dollars per bbl	17.23	24.23	17.17	17.20	24.85

DD&A expenses for the three and six months ended June 30, 2021, decreased 32% and 40% and decreased by $7.00 and $7.65 per bbl, respectively, due to lower costs in the depletable base compared to the corresponding periods of 2020, as a result of ceiling test impairment losses recorded over the last three quarters of 2020.

For the three months ended June 30, 2021, DD&A expenses decreased 8% when compared to the prior quarter, due to lower production during current quarter. On a per bbl basis DD&A expenses were comparable to prior quarter.

Impairment

Asset impairment

(i) Oil and gas property impairment

For the three and six months ended June 30, 2021, we had no ceiling test impairment losses based on the ceiling test calculation results. For each of the three and six months ended June 30, 2020 we had $398.3 million of ceiling test impairment losses. We used an average Brent price of $52.74 and $52.32 per bbl for the purpose of the June 30, 2021 and 2020, respectively, ceiling test calculations.

(ii) Inventory impairment

For the three and six months ended June 30, 2021, we had no inventory impairment. For the three and six months ended June 30, 2020, we recorded $0.2 million and $4.1 million, respectively, of inventory impairment.

Goodwill impairment

The entire goodwill balance of $102.6 million was impaired during the six months ended June 30, 2020 due to the carrying value of the unit exceeding its fair value as a result of the impact of lower forecasted commodity prices.

G&A Expenses

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2021	2020
G&A Expenses Before Stock-Based Compensation	$7,133	$5,237	$5,898	$13,031	$12,677
G&A Stock-Based Compensation Expense (Recovery)	1,873	1,292	3,671	5,544	(763)
G&A Expenses, Including Stock-Based Compensation	$9,006	$6,529	$9,569	$18,575	$11,914
(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses Before Stock-Based Compensation	$4.25	$2.99	$3.23	$3.72	$3.16
G&A Stock-Based Compensation Expense (Recovery)	1.12	0.74	2.01	1.58	(0.19)
G&A Expenses, Including Stock-Based Compensation	$5.37	$3.73	$5.24	$5.30	$2.97

For the three and six months ended June 30, 2021, G&A expenses before stock-based compensation increased by 36% and 3%, respectively, from the corresponding periods of 2020, consistent with an increase of operating activities in 2021. On a per bbl basis, for the three and six months ended June 30, 2021, G&A expenses before stock-based compensation increased by 42% and 18% to $4.25 and $3.72, respectively compared to the corresponding periods of 2020, due to increase in operating activities and lower sales volumes. For the three months ended June 30, 2021, G&A expenses before stock-based compensation increased 21% or $1.02 per bbl when compared to the prior quarter due to timing of certain costs.

G&A expenses after stock-based compensation for the three and six months ended June 30, 2021, increased by 38% and 56% (44% and 78% per bbl), respectively, compared to the corresponding periods of 2020, mainly due to higher stock-based compensation resulting from a higher share price. G&A expenses after stock-based compensation for the three months ended June 30, 2021, decreased by 6%, compared with the prior quarter, primarily due to a lower stock-based compensation resulting from lower share price in the current period and increased by 2% on a per bbl basis as a result of lower sales volumes.

G&A Expenses
$12.5
$10.0
$7.5
$5.0
$2.5
$ Millions
$10.00
$7.50
$5.00
$2.50
$—
$ / BBL
$6.5
$4.6
$7.2
$9.6
$9.0
$3.73
$2.91
$4.04
$5.24
$5.37
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
G&A Expenses
G&A Expenses ($/BBL)

Foreign Exchange Gains and Losses

For the three and six months ended June 30, 2021, we had a $0.1 million and $13.2 million, respectively, loss on foreign exchange compared to a $3.0 million gain and a $15.8 million loss, respectively, on foreign exchange for the corresponding periods of 2020. Accounts receivable, taxes receivable, deferred income taxes, accounts payable and investment are considered monetary items, and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the main source of the foreign exchange gains and losses in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Change in the U.S. dollar against the Colombian peso	strengthened by	weakened by	strengthened by	strengthened by
	1%	8%	9%	15%
Change in the U.S. dollar against the Canadian dollar	weakened by	weakened by	weakened by	strengthened by
	1%	4%	3%	5%

Financial Instrument Gains and Losses

The following table presents the nature of our derivative and other financial instruments gains and losses for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2020
Commodity price derivatives loss (gain)	$21,217	$7,542	$44,849	$(10,777)
Foreign currency derivatives loss (gain)	22	(1,919)	88	3,533
Derivative instruments loss (gain)	$21,239	$5,623	$44,937	$(7,244)

Unrealized PetroTal investment loss (gain)	$2,614	$(6,216)	$(3,861)	$59,069
Loss on sale of PetroTal shares	—	—	5,070	—
Financial instruments loss	—	757	—	757
Other financial instruments loss (gain)	$2,614	$(5,459)	$1,209	$59,826

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2020
Loss before income tax	$(8,438)	$(447,224)	$(37,209)	$(663,946)

Current income tax recovery	$(14)	$(375)	$(14)	$(77)
Deferred income tax expense (recovery)	9,203	(76,200)	17,854	(41,594)
Total income tax expense (recovery)	$9,189	$(76,575)	$17,840	$(41,671)

Effective tax rate	(109)%	17%	(48)%	6%

Current income tax was in a recovery position for each of the six months ended June 30, 2021 and 2020, primarily as a result of changes in the previous estimation of presumptive minimum tax. The deferred income tax expense for the six months ended June 30, 2021, was the result of excess tax depreciation compared with accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax recovery in the comparative period of 2020, was mainly the result of a ceiling test impairment loss in Colombia; which was partially offset by losses incurred in Colombia that are now fully offset by a valuation allowance.
For the six months ended June 30, 2021, the difference between the effective tax rate of (48)% and the 31% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, foreign translation adjustments, other permanent differences and stock based compensation; which was partially offset by a decrease in valuation allowance.

For the six months ended June 30, 2020, the difference between the effective tax rate of 6% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, the non-deductibility of goodwill impairment for tax purposes, foreign translation adjustments and the non-deductible portion (50%) of the unrealized loss on PetroTal Corp. ("PetroTal") shares.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Second Quarter 2021 Compared with First Quarter 2021	% change	Second Quarter 2021 Compared with Second Quarter 2020	% change	Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020	% change
Net loss for the comparative period	$(37,422)		$(370,649)		(622,275)
Increase (decrease) due to:
Sales price	8,723		64,225		87,471
Sales volumes	(7,593)		(1,426)		(15,258)
Expenses:
Operating	4,194		(6,067)		8,896
Transportation	(415)		305		1,836
Cash G&A	(1,235)		(1,896)		(354)
Net lease payments	(5)		(44)		(37)
Severance	919		25		428
Interest, net of amortization of debt issuance costs	(110)		(768)		(1,733)
Realized foreign exchange	466		(1,058)		(3,130)
Cash settlements on derivative instruments	(10,901)		(35,161)		(52,052)
Current taxes	14		(361)		(63)
COVID-19 related costs	242		(476)		(1,615)
Interest income	—		—		(345)
Net change in funds flow from operations(1) from comparative period	(5,701)		17,298		24,044
Expenses:
Depletion, depreciation and accretion	2,391		13,557		39,533
Goodwill impairment	—		—		102,581
Asset impairment	—		398,458		402,362
Deferred tax	(552)		(85,403)		(59,448)
Amortization of debt issuance costs	(13)		198		161
Stock-based compensation	1,798		(581)		(6,307)
Derivative instruments gain or loss, net of settlements on derivative instruments	13,360		20,302		628
Other financial instruments gain or loss	(4,019)		(8,830)		57,860
Unrealized foreign exchange	12,526		(2,021)		5,775
Net lease payments	5		44		37
Net change in net loss	19,795		353,022		567,226
Net loss for the current period	$(17,627)	53%	$(17,627)	95%	$(55,049)	91%

(1)Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended June 30, 2021 were $37.4 million:

(Millions of U.S. Dollars)
Colombia:
Exploration	$2.4
Development:
Drilling and Completions	17.2
Facilities	4.9
Other	12.5
37.0
Corporate & Ecuador	0.4
$37.4

During the three months ended June 30, 2021, we commenced drilling the following wells in Colombia:

Number of wells (Gross and Net)
Development	5.0

We spud three development wells in the Midas Block and two development wells in the Chaza Block. Of the wells spud during the quarter, three wells were completed as of June 30, 2021.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	June 30, 2021	% Change	December 31, 2020
Cash and Cash Equivalents	$19,965	41	$14,114

Revolving Credit Facility	$175,000	(8)	$190,000

6.25% Senior Notes	$300,000	—	$300,000

7.75% Senior Notes	$300,000	—	$300,000

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
•interruptions in operations as we adjust personnel to the dynamic environment; and

•inability to operate or delay in operations as a result COVID-19 restrictions in the countries in which we operate

Based on current forecasted Brent pricing and production levels, which can change materially in very short time frames, we forecasted to be in compliance with the amended financial covenants contained in the revolving credit facility for at least the next year from the date of these financial statements. The amount available under our senior secured credit facility is based on the lenders determination of the borrowing base. The borrowing base is determined, by the lenders, based on our reserves and commodity prices. The next renewal of the borrowing base is scheduled for November 2021 and there is risk that the borrowing base may be reduced by the lenders. In addition, our ability to borrow under the credit facility may be limited by the terms of the indentures for the 6.25% Senior Notes and 7.75% Senior Notes.

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
As at June 30, 2021 the borrowing base of our Senior Secured Credit Facility (the "revolving credit facility") was $215 million with the next re-determination to occur no later than November, 2021. We are required to comply with various covenants, which have been modified in response to the recent market conditions and the COVID-19 pandemic. We have obtained a relief from compliance with certain financial covenants until October 1, 2021 ("the covenant relief period"). During the covenant relief period, our ratio of total debt to EBITDAX is permitted to be greater than 4.0 to 1.0, our Senior Secured Debt to EBITDAX ratio must not exceed 2.5 to 1.0, and our EBITDAX to interest expense ratio for the trailing four quarter periods measured as of the last day of the fiscal quarters ending as of the last day of the fiscal quarters ended June 30, 2021 and September 30, 2021 must be at least 2.0 to 1.0 and be at least 2.5 to 1.0 thereafter. We are required to comply with various covenants, which as disclosed above, have been modified in response to the current market conditions and the COVID-19 pandemic. As of June 30, 2021, we were in compliance with all applicable covenants in the revolving credit facility.

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

At June 30, 2021, we had $175.0 million drawn under the revolving credit facility. As of July 30, 2021, outstanding borrowings under our credit facility remained at $175.0 million. During the second quarter of 2021, we repaid $5.0 million of the amount drawn under the revolving credit facility. Accordingly, we had $40.0 million of availability under the revolving credit facility as of June 30, 2021.

At June 30, 2021, we had $300.0 million aggregate principal amount of 6.25% Senior Notes due 2025, and $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 outstanding. An event of default under the revolving credit facility would result in a default under the indentures governing the senior notes, which could allow the note holders to require us to repurchase all of the outstanding Senior Notes.

In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity.

Derivative Positions

At June 30, 2021, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Swap Price ($/bbl, Weighted Average)
Three-way Collars: July 1, to December 31, 2021	7,000	ICE Brent	47.14	57.14	68.95	n/a
Swaps: July 1, to December 31, 2021	3,000	ICE Brent	n/a	n/a	n/a	56.75

Foreign Currency Derivatives

At June 30, 2021, we had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: July 1, to December 31, 2021	6,000	1,597	COP	3,500	3,630
(1) At June 30, 2021 foreign exchange rate.

At June 30, 2021, our balance sheet included $26.6 million of current liabilities related to the above outstanding commodity price and foreign currency derivative positions.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2021	2020
Sources of cash and cash equivalents:
Net loss	$(55,049)	$(622,275)
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	60,245	99,778
Interest expense	27,747	26,175
Income tax expense (recovery)	17,840	(41,671)
Goodwill impairment	—	102,581
Asset impairment	—	402,362
Non-cash lease expenses	814	971
Lease payments	(855)	(975)
Unrealized foreign exchange loss	13,480	19,255
Stock-based compensation expense (recovery)	5,544	(763)
Unrealized derivative instruments loss	7,228	7,856
Other financial instruments loss	1,209	59,069
Adjusted EBITDA(1)	78,203	52,363
Current income tax expense	14	77
Contractual interest and other financing expenses	(25,972)	(24,239)
Funds flow from operations(1)	52,245	28,201
Proceeds from debt, net of issuance costs	—	90,505
Proceeds from issuance of exercise of stock options	8	—
Proceeds from disposition of investment, net of transaction costs	14,632	—
Net changes in assets and liabilities from operating activities	27,157	—
Changes in non-cash investing working capital	3,176	—
	97,218	118,706

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(74,811)	(49,024)
Repayment of debt	(15,001)	—
Debt issuance costs	(125)	—
Net changes in assets and liabilities from operating activities	—	(21,255)
Changes in non-cash investing working capital	—	(38,645)
Settlement of asset retirement obligations	(248)	(27)
Lease payments	(513)	(307)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(488)	(738)
	(91,186)	(109,996)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$6,032	$8,710

(1) Adjusted EBITDA and funds flow from operations are a non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices, the impact of which we partially mitigate by entering into commodity price derivatives. Sales volume changes and costs related to operations and debt service also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes, the impact of which we partially mitigate by entering into foreign currency derivatives. During the six months ended June 30, 2021, funds flow from operations increased by 85% compared to the corresponding period of 2020 primarily due to an increase in Brent price and decrease in operating and transportation expenses, offset by cash settlements on derivative instruments.

Off-Balance Sheet Arrangements

As at June 30, 2021, we had no off-balance sheet arrangements.

Contractual Obligations

At June 30, 2021, we had $175.0 million drawn under our revolving credit facility.

Except for noted above, as at June 30, 2021, there were no other material changes to our contractual obligations outside of the ordinary course of business from those as at December 31, 2020.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2020 Annual Report on Form 10-K, and have not changed materially since the filing of that document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to provide information under this Item 3.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.3	Certificate of Retirement dated July 9, 2018	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 9, 2018 (SEC File No. 001-34018).

10.1	Amended and Restated 2007 Equity Incentive Plan*	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

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
101.CAL  Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE  Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: August 3, 2021	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2021	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)