Form 10-Q
period 2021-09-30
GRAN TIERRA ENERGY INC.
filed 2021-11-02
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021

or

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
(Registrant's telephone number, including area code)
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

On October 29, 2021, 367,144,500 shares of the registrant's Common Stock, $0.001 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2021

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OIL SALES (Note 8)	$135,319	$53,142	$327,435	$173,045

EXPENSES
Operating	37,567	20,721	92,623	84,673
Transportation	3,021	1,286	8,448	8,549
COVID-19 related costs (Note 9)	990	1,108	3,026	1,529
Depletion, depreciation and accretion	38,055	31,340	98,300	131,118
Goodwill impairment (Note 5)	—	—	—	102,581
Asset impairment (Note 5)	—	104,731	—	507,093
General and administrative	6,497	4,562	25,072	16,476
Severance	—	122	919	1,469
Foreign exchange loss	2,650	4,275	15,824	20,094
Derivative instruments loss (gain) (Note 12)	2,603	(2,173)	47,540	(9,417)
Other financial instruments (gain) loss (Note 12)	(13,634)	1,460	(12,425)	61,286
Other loss	—	67	—	67
Interest expense (Note 6)	13,608	14,029	41,355	40,204
	91,357	181,528	320,682	965,722

INTEREST INCOME	—	—	—	345
INCOME (LOSS) BEFORE INCOME TAXES	43,962	(128,386)	6,753	(792,332)

INCOME TAX EXPENSE (RECOVERY)
Current (Note 10)	—	637	(14)	560
Deferred (Note 10)	8,955	(21,202)	26,809	(62,796)
	8,955	(20,565)	26,795	(62,236)
NET AND COMPREHENSIVE INCOME (LOSS)	$35,007	$(107,821)	$(20,042)	$(730,096)

NET INCOME (LOSS) PER SHARE

BASIC AND DILUTED	$0.10	$(0.29)	$(0.05)	$(1.99)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 7)	366,992,802	366,981,556	366,985,646	366,981,556
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 7)	367,740,722	366,981,556	366,985,646	366,981,556
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at September 30, 2021	As at December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents (Note 13)	$16,600	$14,114
Accounts receivable	26,431	8,044
Investment (Note 12)	44,116	48,323
Taxes receivable (Note 3)	47,772	49,925
Other current assets	17,141	13,459
Total Current Assets	152,060	133,865

Oil and Gas Properties
Proved	833,069	797,355
Unproved	158,483	161,763
Total Oil and Gas Properties	991,552	959,118
Other capital assets	3,085	5,364
Total Property, Plant and Equipment (Note 4)	994,637	964,482

Other Long-Term Assets
Deferred tax assets	13,349	57,318
Taxes receivable (Note 3)	14,447	42,635
Restricted cash and cash equivalents (Note 13)	3,532	3,409
Other	3,233	16
Total Other Long-Term Assets	34,561	103,378
Total Assets	$1,181,258	$1,201,725

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$114,785	$100,784
Derivatives (Note 12)	14,737	12,050
Taxes payable (Note 3)	5,938	—
Equity compensation award liability (Note 7 and 12)	2,132	805
Total Current Liabilities	137,592	113,639

Long-Term Liabilities
Long-term debt (Notes 6 and 12)	735,411	774,770
Asset retirement obligation	54,356	48,214
Equity compensation award liability (Note 7 and 12)	11,469	3,955
Other long-term liabilities	3,563	4,113
Total Long-Term Liabilities	804,799	831,052

Contingencies (Note 11)

Shareholders' Equity
Common Stock (Note 7) (367,038,454 and 366,981,556 shares issued and outstanding of Common Stock, par value $0.001 per share, as at September 30, 2021, and December 31, 2020, respectively)	10,270	10,270
Additional paid-in capital	1,286,893	1,285,018
Deficit	(1,058,296)	(1,038,254)
Total Shareholders' Equity	238,867	257,034
Total Liabilities and Shareholders’ Equity	$1,181,258	$1,201,725
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(20,042)	$(730,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion	98,300	131,118
Goodwill impairment (Note 5)	—	102,581
Asset impairment (Note 5)	—	507,093
Deferred tax expense (recovery)	26,809	(62,796)
Stock-based compensation expense (recovery) (Note 7)	6,597	(707)
Amortization of debt issuance costs (Note 6)	2,682	2,774
Unrealized foreign exchange loss	16,945	22,335
Derivative instruments loss (gain) (Note 12)	47,540	(9,417)
Cash settlements on derivatives instruments	(45,041)	9,970
Other financial instruments (gain) loss (Note 12)	(12,425)	61,286
Other non-cash loss	—	2,026
Cash settlement of asset retirement obligation	(483)	(199)
Non-cash lease expenses	1,222	1,494
Lease payments	(1,239)	(1,404)
Net change in assets and liabilities from operating activities (Note 13)	17,956	23,288
Net cash provided by operating activities	138,821	59,346

Investing Activities
Additions to property, plant and equipment	(109,650)	(56,378)
Proceeds on disposition of investment, net of transaction costs (Note 12)	14,632	—
Changes in non-cash investing working capital (Note 13)	709	(69,549)
Net cash used in investing activities	(94,309)	(125,927)

Financing Activities
Proceeds from debt, net of issuance costs (Note 6)	(125)	88,382
Repayment of debt (Note 6)	(40,000)	(7,000)
Proceeds from exercise of stock options	19	—
Lease payments	(1,269)	(307)
Net cash (used in) provided by financing activities	(41,375)	81,075

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(528)	(754)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,609	13,740
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 13)	17,523	11,075
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 13)	$20,132	$24,815

Supplemental cash flow disclosures (Note 13)
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share Capital
Balance, beginning of period	$10,270	$10,270	$10,270	$10,270
Balance, end of period	10,270	10,270	10,270	10,270

Additional Paid-in Capital
Balance, beginning of period	1,286,235	1,283,798	1,285,018	1,282,627
Exercise of stock options	10	—	18	—
Stock-based compensation (Note 7)	648	607	1,857	1,778
Balance, end of period	1,286,893	1,284,405	1,286,893	1,284,405

Deficit
Balance, beginning of period	(1,093,303)	(882,562)	(1,038,254)	(260,287)
Net income (loss)	35,007	(107,821)	(20,042)	(730,096)
Balance, end of period	(1,058,296)	(990,383)	(1,058,296)	(990,383)

Total Shareholders' Equity	$238,867	$304,292	$238,867	$304,292

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars, unless otherwise indicated)

1. Description of Business

Gran Tierra Energy Inc., a Delaware corporation (the "Company" or "Gran Tierra"), is a publicly traded company focused on international oil and natural gas exploration and production with assets currently in Colombia and Ecuador.

2. Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of results for the interim periods.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as at and for the year ended December 31, 2020, included in the Company's 2020 Annual Report on Form 10-K.

The Company's significant accounting policies are described in Note 2 of the consolidated financial statements which are included in the Company's 2020 Annual Report on Form 10-K and are the same policies followed in these interim unaudited condensed consolidated financial statements. The Company has evaluated all subsequent events through to the date these interim unaudited condensed consolidated financial statements were issued.

3. Taxes Receivable and Payable

The table below shows the break-down of taxes receivable and payable, which are comprised of value added tax ("VAT") and income tax:

(Thousands of U.S. Dollars)	As at September 30, 2021	As at December 31, 2020
Taxes Receivable
Current
VAT Receivable	$31,890	$35,977
Income Tax Receivable	15,882	13,948
	$47,772	$49,925
Long-Term
VAT Receivable	$—	$28,485
Income Tax Receivable	14,447	14,150
	$14,447	$42,635

Taxes Payable
Current
VAT Payable	$5,938	$—

Total Taxes Receivable net of Taxes Payable	$56,281	$92,560

The following table shows the movement of VAT and income tax receivables for the period identified below:

(Thousands of U.S. Dollars)	Net VAT Receivable	Income Tax Receivable	Total Net Taxes Receivable
Balance, as at December 31, 2020	$64,462	$28,098	$92,560
Collected through direct government refunds	(518)	(14,228)	(14,746)
Collected through sales contracts	(70,881)	—	(70,881)
Taxes paid (1)	38,278	19,923	58,201
Foreign exchange loss	(5,389)	(3,464)	(8,853)
Balance, as at September 30, 2021	$25,952	$30,329	$56,281

(1)VAT is paid on certain goods and services in Colombia at a rate of 19%

4. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at September 30, 2021	As at December 31, 2020
Oil and natural gas properties
Proved	$4,236,548	$4,106,768
Unproved	158,483	161,763
	4,395,031	4,268,531
Other(1)	32,779	32,135
	4,427,810	4,300,666
Accumulated depletion and depreciation and impairment	(3,433,173)	(3,336,184)
	$994,637	$964,482
(1) The "other" category includes right-of-use assets for operating and finance leases of $11.7 million, which had a net book value of $2.5 million as at September 30, 2021 (December 31, 2020 - $11.4 million which had a net book value of $4.4 million).

5. Impairment

Asset impairment

(i) Oil and gas property impairment

For the three and nine months ended September 30, 2021, the Company had no ceiling test impairment losses. For each of the three and nine months ended September 30, 2020, Gran Tierra had $104.7 million and $502.9 million of ceiling test impairment losses. The Company used an average Brent price of $60.12 and $47.95 per bbl for the September 30, 2021 and 2020, ceiling test calculations, respectively.

(ii) Inventory impairment

For the three and nine months ended September 30, 2021, the Company had no inventory impairment. For the three and nine months ended September 30, 2020, the Company recorded $0.1 million and $4.2 million, respectively, of inventory impairment.

Goodwill impairment

The entire goodwill balance of $102.6 million was impaired during the nine months ended September 30, 2020, due to the reporting unit's carrying value exceeding its fair value due to the impact of lower forecasted commodity prices.

6. Debt and Debt Issuance Costs

The Company's debt at September 30, 2021, and December 31, 2020, was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2021	As at December 31, 2020
6.25% Senior Notes, due February 2025	$300,000	$300,000
7.75% Senior Notes, due May 2027	300,000	300,000
Revolving credit facility	150,000	190,000
Unamortized debt issuance costs	(15,566)	(18,124)
Long-term debt	734,434	771,876
Long-term lease obligation(1)	977	2,894
	$735,411	$774,770
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company's balance sheet and totaled $2.9 million as at September 30, 2021 (December 31, 2020 - $3.3 million).

As at September 30, 2021, the borrowing base of the Company's Senior Secured Credit Facility (the "revolving credit facility") was $215 million. The maturity date of the revolving credit facility is October 2022 and the next re-determination to occur no later than November 2021.

The Company is required to comply with various covenants, which were modified in response to market conditions including the COVID-19 pandemic until October 1, 2021 ("the covenant relief period"). During the covenant relief period, the Company's ratio of total debt to Covenant EBITDAX ("EBITDAX") was permitted to be greater than 4.0 to 1.0, Senior Secured Debt to EBITDAX ratio could not exceed 2.5 to 1.0, and EBITDAX to interest expense ratio for the trailing four-quarter periods measured as of the last day of the fiscal quarter ended September 30, 2021, was required to be 2.0 to 1.0. As of September 30, 2021, the Company was in compliance with all applicable covenants in the revolving credit facility.

Commencing on October 1, 2021, the Company must maintain compliance with the following financial covenants: limitations on Company's ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on Company's ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. If the Company fails to comply with these financial covenants, it would result in a default under the terms of the credit agreement, which could result in an acceleration of repayment of all indebtedness under the Company's revolving credit facility.

Amounts drawn down under the revolving credit facility bear interest, at the Company's option, at the USD LIBOR rate plus a margin ranging from 2.90% to 4.90%, or an alternate base rate plus a margin ranging from 1.90% to 3.90%, in each case based on the borrowing base utilization percentage. The alternate base rate is currently the U.S. prime rate. We pay a commitment fee on undrawn amounts under the revolving credit facility, which ranges from 0.73% to 1.23% per annum, based on the average daily amount of unused commitments.

The Company's revolving credit facility is guaranteed by and secured against the assets of certain of the Company's subsidiaries (the "Credit Facility Group"). Under the terms of the revolving credit facility, the Company is subject to certain restrictions on its ability to distribute funds to entities outside of the Credit Facility Group, including restrictions on the ability to pay dividends to shareholders of the Company.

Interest Expense

The following table presents total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2020
Contractual interest and other financing expenses	$12,701	$13,191	$38,673	$37,430
Amortization of debt issuance costs	907	838	2,682	2,774
	$13,608	$14,029	$41,355	$40,204

7. Share Capital

Shares of Common Stock
Balance, December 31, 2020	366,981,556
Shares issued on option exercise	56,898
Balance, September 30, 2021	367,038,454

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the nine months ended September 30, 2021:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2020	23,273,404	4,067,897	15,444,949	1.50
Granted	13,428,840	1,310,122	5,834,014	0.80
Exercised	(2,733,209)	—	(56,898)	0.33
Forfeited	(3,492,165)	—	(1,628,591)	0.90
Expired	—	—	(1,279,641)	3.17
Balance, September 30, 2021	30,476,870	5,378,019	18,313,833	1.22

For the three and nine months ended September 30, 2021, stock-based compensation expense was $1.1 million and $6.6 million, respectively (three and nine months ended September 30, 2020, expense of $0.1 million and recovery of $0.7 million, respectively).

At September 30, 2021, there was $14.2 million (December 31, 2020 - $5.9 million) of unrecognized compensation costs related to unvested PSUs and stock options, which is expected to be recognized over a weighted-average period of 1.8 years. During the nine months ended September 30, 2021, the Company paid out $0.6 million for PSUs vested on December 31, 2020 (nine months ended September 30, 2020 - $3.2 million for PSUs vested on December 31, 2019).

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock issued and outstanding during each period.

Diluted net income (loss) per share is calculated using the treasury stock method for share-based compensation arrangements. The treasury stock method assumes that any proceeds obtained on the exercise of share-based compensation arrangements would be used to purchase common shares at the average market price during the period. The weighted average number of shares is then adjusted by the difference between the number of shares issued from the exercise of share-based compensation arrangements and shares repurchased from the related proceeds. Anti-dilutive shares represent potentially dilutive securities excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.

Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of common shares outstanding	366,992,802	366,981,556	366,985,646	366,981,556
Shares issuable pursuant to stock options	1,574,305	—	—	—
Shares assumed to be purchased from proceeds of stock options	(826,385)	—	—	—
Weighted average number of diluted common shares outstanding	367,740,722	366,981,556	366,985,646	366,981,556

For the three months ended September 30, 2021, 16,362,882 options, on a weighted average basis (three months ended September 30, 2020 - all options), were excluded from the diluted income (loss) per share calculation as the options were anti-dilutive. For the nine months ended September 30, 2021 and 2020, all options on a weighted average basis were excluded from the diluted loss per share calculation as the options were anti-dilutive.

8. Revenue

The Company's revenues are generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, quality, and transportation discounts each month. For the three and nine months ended September 30, 2021, 100% (three and nine months ended September 30, 2020 - 100%) of the Company's revenue resulted from oil sales. During the three and nine months ended September 30, 2021, quality and transportation discounts were 16% and 15%, respectively, of the average ICE Brent price (three and nine months ended September 30, 2020 - 22% and 27%, respectively). During the three and nine months ended September 30, 2021, the Company's production was sold primarily to two major customers in Colombia (three and nine months ended September 30, 2020 - two).

As at September 30, 2021, accounts receivable included nil of accrued sales revenue related to September 2021 production (December 31, 2020 - $0.1 million related to December 2020 production).

9. COVID-19 Costs

The COVID-19 pandemic has resulted in additional ongoing operating and transportation costs related to COVID-19 health and safety preventative measures, including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. Below is a break-down of the costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2020
Operating expenses	$881	$1,012	$2,743	$1,433
Transportation costs	109	96	283	96
Total COVID-19 costs	$990	$1,108	$3,026	$1,529

10. Taxes

The Company's effective tax rate was 397% for the nine months ended September 30, 2021, compared to 8% in the comparative period of 2020. Current income tax was in a recovery position for the nine months ended September 30, 2021, versus an expense position for the comparative period in 2020, primarily as a result of changes in the previous estimation of presumptive minimum tax. The deferred income tax expense for the nine months ended September 30, 2021, resulted from excess tax depreciation compared to accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax recovery in the comparative period of 2020 was mainly the result of a ceiling test impairment loss in Colombia, partially offset by losses incurred in Colombia that are now fully offset by a valuation allowance.

For the nine months ended September 30, 2021, the difference between the effective tax rate of 397% and the 31% Colombian tax rate was primarily due to the non-deductibility of derivative instrument losses and financing costs; foreign currency translation adjustments, and stock based compensation. These were partially offset by a decrease in the valuation allowance and the non-taxable portion (50%) of the unrealized gain on PetroTal Corp. ("PetroTal") shares.

In the third quarter of 2021, Congressional authorities in Colombia enacted a new tax legislation, which includes an increase to the corporate income tax rate to 35% from 31%, effective January 1, 2022. Accordingly, the tax rates applied to the calculation of deferred income taxes, before valuation allowance, have been adjusted to reflect this change.
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

Letters of credit and other credit support

At September 30, 2021, the Company had provided letters of credit and other credit support totaling $102.4 million (December 31, 2020 - $100.6 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements.

12. Financial Instruments and Fair Value Measurement

Financial Instruments

At September 30, 2021, the Company’s financial instruments recognized on the balance sheet consisted of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investment, other long-term assets, accounts payable and accrued liabilities, derivatives, equity compensation award liability, long-term debt, and other long-term liabilities.

Fair Value Measurement

The fair value of investment, derivatives, and equity compensation award liability is remeasured to the estimated fair value at the end of each reporting period.

Investment in PetroTal

The estimated fair value of the Company's investment in PetroTal was $44.1 million at September 30, 2021 ($48.3 million at December 31, 2020), based on the closing stock price of PetroTal of $0.41 CAD ($0.25 CAD at December 31, 2020) and the foreign exchange rate at that date. During the nine months ended September 30, 2021, the Company sold 44% (109 million common shares) of its interest in PetroTal for cash proceeds net of transaction costs of $14.6 million, resulting in a loss on sale of $5.1 million. PetroTal is a publicly-traded energy company incorporated and domiciled in Canada engaged in exploration, appraisal, and development of crude oil and natural gas in Peru. PetroTal's shares are listed on the Toronto Stock Exchange Venture under the trading symbol 'TAL' and on the London Stock Exchange Alternative Investment Market under the trading symbol 'PTAL'. As at September 30, 2021, Gran Tierra holds approximately 137 million common shares representing approximately 17% of PetroTal's issued and outstanding common shares.

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

PSUs and DSUs

The estimated fair value of the PSUs liability is based on a pricing model using inputs such as quoted market prices in an active market and PSUs performance factor. The fair value of DSUs liability is measured using quoted market prices in an active market.

The fair value of investment, derivatives, and PSUs and DSUs liability at September 30, 2021, and December 31, 2020, was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2021	As at December 31, 2020
Investment	$44,116	$48,323

Derivative liability	$14,737	$12,050
PSUs and DSUs liability	13,601	4,760
	$28,338	$16,810

The following table presents gains or losses on derivatives and other financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2020
Commodity price derivatives loss (gain)	$2,586	$(2,206)	$47,435	$(12,983)
Foreign currency derivatives loss	17	33	105	3,566
Derivative instruments loss (gain)	$2,603	$(2,173)	$47,540	$(9,417)

Unrealized PetroTal investment (gain) loss	$(13,616)	$1,055	$(17,477)	$60,124
Loss on sale of PetroTal shares	—	—	5,070	—
Financial instruments (gain) loss	(18)	405	(18)	1,162
Other financial instruments (gain) loss	$(13,634)	$1,460	$(12,425)	$61,286

Financial instruments not recorded at fair value include the Company's 6.25% Senior Notes due 2025 (the "6.25% Senior Notes") and 7.75% Senior Notes due 2027 (the "7.75% Senior Notes"). At September 30, 2021, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $293.5 million and $291.7 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $262.6 million and $260.1 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

At September 30, 2021, the fair value of the investment and DSUs liability was determined using Level 1 inputs. The fair value of the derivative and PSUs liability was determined using Level 2 inputs.

The Company uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period-end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s Senior Notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for public and private debt. The disclosure in the paragraph above regarding the fair value of cash and restricted cash and cash equivalents and Senior Notes was based on Level 1 inputs, and the fair value of credit facility was based on Level 2 inputs.

The Company’s non-recurring fair value measurements include asset retirement obligations. The fair value of an asset retirement obligation is measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate.

Commodity Price Derivatives

The Company utilizes commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flows to assure it can execute at least a portion of its planned capital spending.

At September 30, 2021, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Swap Price ($/bbl, Weighted Average)
Three-way Collars: October 1, to December 31, 2021	7,000	ICE Brent	47.14	57.14	68.95	n/a
Swaps: October 1, to December 31, 2021	3,000	ICE Brent	n/a	n/a	n/a	56.75

Foreign Currency Derivatives

The Company utilizes foreign currency derivatives to manage the variability in cash flows associated with the Company's forecasted Colombian peso ("COP") denominated expenses. At September 30, 2021, the Company had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions of COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: October 1, to December 31, 2021	3,000	782	COP	3,500	3,630
(1) At September 30, 2021 foreign exchange rate.

13. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at September 30,		As at December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$16,600	$21,808	$14,114	$8,817
Restricted cash and cash equivalents - long-term	3,532	3,007	3,409	2,258
	$20,132	$24,815	$17,523	$11,075

Net changes in assets and liabilities from operating activities were as follows:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020
Accounts receivable and other long-term assets	$(18,582)	$31,108
Derivatives	(2,427)	694
Inventory	(2,920)	(2,377)
Prepaids	42	(183)
Accounts payable and accrued and other long-term liabilities	14,417	(57,621)
Taxes receivable and payable	27,426	51,667
Net changes in assets and liabilities from operating activities	$17,956	$23,288

Changes in non-cash investing working capital for the nine months ended September 30, 2021, are comprised of an increase in accounts payable and accrued liabilities of $0.6 million and a decrease in accounts receivable of $0.1 million (nine months ended September 30, 2020, a decrease in accounts payable and accrued liabilities of $69.9 million and a decrease in accounts receivable of $0.3 million).

The following table provides additional supplemental cash flow disclosures:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020
Cash paid for income taxes	$20,433	$11,603
Cash paid for interest	$37,259	$35,408

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$29,420	$7,805

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

Financial and Operational Highlights

Key Highlights for the third quarter of 2021
•Net income in the third quarter of 2021 was $35.0 million or $0.10 per share basic and diluted, compared with a net loss of $107.8 million or $(0.29) per share basic and diluted in the third quarter of 2020
•Income before income taxes in the third quarter of 2021 was $44.0 million compared to loss before income taxes of $128.4 million in the third quarter of 2020
•During the third quarter of 2021, we repaid $25.0 million of the amount drawn under the revolving credit facility
•Funds flow from operations(2) increased by 758% to $69.1 million compared to the third quarter of 2020 and increased 197% from the second quarter of 2021
•During the third quarter the Company generated $34.3 million of free cash flow(2) which was used for debt reduction
•Our third quarter of 2021 average production NAR was 23,372 BOPD (sales volumes - 23,833 BOPD), a 37% increase (sales volumes - 40% increase) from 17,051 BOPD (sales volumes - 17,066 BOPD) in the third quarter of 2020, and 23% increase (sales volumes - 29% increase) from the second quarter of 2021 which was impacted by national blockades in Colombia affecting production from major fields
•Oil sales were $135.3 million, 155% higher compared to $53.1 million in the third quarter of 2020 as a result of an increase in Brent price, offset by higher quality and transportation discounts. Oil sales increased by 40% compared with $96.6 million in the second quarter of 2021 as a result of a 6% increase in Brent price and a 29% increase in sales volumes
•Operating expenses increased 30% on a per bbl basis ($3.93 per bbl) compared to the third quarter of 2020 due to higher power generation costs in Acordionero and increased by 13% on a per bbl basis ($1.99 per bbl) compared to the second quarter of 2021 due to power generation and chemical costs
•Transportation expenses increased by 135% compared to the third quarter of 2020 as a result of the national blockades resulting in utilization of more expensive transportation routes and increased 3% compared to the second quarter of 2021
•Operating netback(2) increased by 204% and 39%, respectively, to $94.7 million compared to $31.1 million in the third quarter of 2020 and $68.3 million in the second quarter of 2021
•Adjusted EBITDA(2) increased by 274% and 125%, respectively, to $81.8 million compared to $21.9 million in the third quarter of 2020 and $36.3 million in the second quarter of 2021
•Quality and transportation discounts for the third quarter of 2021 increased to $11.51 per bbl compared to $9.49 per bbl in the third quarter of 2020 as a result of higher differentials and remained consistent when compared to $11.54 per bbl in the second quarter of 2021
•General and administrative expenses ("G&A") before stock-based compensation increased by 21% compared to the third quarter of 2020, consistent with the increase of operating activities in the current period. When compared to the second quarter of 2021, G&A before stock-based compensation decreased by 24% due to the timing of certain costs incurred and expensed in the prior quarter
•Capital additions for the third quarter of 2021 were $34.8 million, an increase of $27.5 million compared to the third quarter of 2020 and decreased slightly from the $37.4 million incurred in the second quarter of 2021

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
	2021	2020	% Change	2021	2021	2020	% Change
Average Daily Volumes (BOPD)
Consolidated
Working Interest ("WI") Production Before Royalties	28,957	18,944	53	23,035	25,501	22,864	12
Royalties	(5,585)	(1,893)	195	(4,059)	(4,531)	(2,600)	74
Production NAR	23,372	17,051	37	18,976	20,970	20,264	3
Decrease (Increase) in Inventory	461	15	2,973	(522)	(105)	117	(190)
Sales(1)	23,833	17,066	40	18,454	20,865	20,381	2

Net Income (Loss)	$35,007	$(107,821)	132	$(17,627)	$(20,042)	$(730,096)	97

Operating Netback
Oil Sales	$135,319	$53,142	155	$96,623	$327,435	$173,045	89
Operating Expenses	(37,567)	(20,721)	81	(25,431)	(92,623)	(84,673)	9
Transportation Expenses	(3,021)	(1,286)	135	(2,921)	(8,448)	(8,549)	(1)
Operating Netback(2)	$94,731	$31,135	204	$68,271	$226,364	$79,823	184

G&A Expenses Before Stock-Based Compensation	$5,444	$4,506	21	$7,133	$18,475	$17,183	8
G&A Stock-Based Compensation Expense (Recovery)	1,053	56	1,780	1,873	6,597	(707)	1,033
G&A Expenses, Including Stock-Based Compensation	$6,497	$4,562	42	$9,006	$25,072	$16,476	52

Adjusted EBITDA(2)	$81,804	$21,884	274	$36,299	$160,007	$74,247	116

Funds Flow From Operations(2)	$69,103	$8,056	758	$23,272	$121,348	$36,257	235

Capital Expenditures	$34,839	$7,354	374	$37,384	$109,650	$56,378	94
(1) Sales volumes represent production NAR adjusted for inventory changes.

(2) Non-GAAP measures

Operating netback, EBITDA, adjusted EBITDA, funds flow from operations and free cash flow are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Management views these measures as financial performance measures. Investors are cautioned that these measures should not be construed as alternatives to net income (loss) or other measures of financial performance as determined in accordance with GAAP. Our method of calculating these measures may differ from other companies and, accordingly, may not be comparable to similar measures used by other companies. Disclosure of each non-GAAP financial measure is preceded by the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.

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

EBITDA, as presented, is defined as net income or loss adjusted for depletion, depreciation and accretion ("DD&A") expenses, interest expense and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for goodwill impairment, asset impairment, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, stock-based compensation expense or recovery, other-non cash gain or loss, unrealized derivative instruments gain or loss and other financial instruments gain or loss. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net loss to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2021	2020
Net income (loss)	$35,007	$(107,821)	$(17,627)	$(20,042)	$(730,096)
Adjustments to reconcile net income (loss) to EBITDA and Adjusted EBITDA
DD&A expenses	38,055	31,340	28,927	98,300	131,118
Interest expense	13,608	14,029	13,935	41,355	40,204
Income tax expense (recovery)	8,955	(20,565)	9,189	26,795	(62,236)
EBITDA (non-GAAP)	$95,625	$(83,017)	$34,424	$146,408	$(621,010)
Goodwill impairment	—	—	—	—	102,581
Asset impairment	—	104,731	—	—	507,093
Non-cash lease expense	408	523	370	1,222	1,494
Lease payments	(384)	(429)	(393)	(1,239)	(1,404)
Unrealized foreign exchange loss	3,465	3,080	477	16,945	22,335
Stock-based compensation expense (recovery)	1,053	56	1,873	6,597	(707)
Other non-cash loss	—	2,026	—	—	2,026
Unrealized derivative instruments (gain) loss	(4,729)	(6,546)	(3,066)	2,499	553
Other financial instruments (gain) loss	(13,634)	1,460	2,614	(12,425)	61,286
Adjusted EBITDA (non-GAAP)	$81,804	$21,884	$36,299	$160,007	$74,247

Funds flow from operations, as presented, is defined as net income or loss adjusted for DD&A expenses, goodwill and asset impairment, deferred tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, derivative instruments gain or loss, cash settlement on derivative instruments, other non-cash gain or loss and other financial instruments gain or loss. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. Free cash flow, as presented, is defined as funds flow less capital expenditures. Management uses this financial measure to analyze cash flow generated by our principal business activities after capital requirements and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net loss to funds flow from operations and free cash flow is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2021	2020
Net income (loss)	$35,007	$(107,821)	$(17,627)	$(20,042)	$(730,096)
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	38,055	31,340	28,927	98,300	131,118
Goodwill impairment	—	—	—	—	102,581
Asset impairment	—	104,731	—	—	507,093
Deferred tax expense (recovery)	8,955	(21,202)	9,203	26,809	(62,796)
Stock-based compensation expense (recovery)	1,053	56	1,873	6,597	(707)
Amortization of debt issuance costs	907	838	894	2,682	2,774
Non-cash lease expense	408	523	370	1,222	1,494
Lease payments	(384)	(429)	(393)	(1,239)	(1,404)
Unrealized foreign exchange loss	3,465	3,080	477	16,945	22,335
Derivative instruments loss (gain)	2,603	(2,173)	21,239	47,540	(9,417)
Cash settlements on derivative instruments	(7,332)	(4,373)	(24,305)	(45,041)	9,970
Other non-cash loss	—	2,026	—	—	2,026
Other financial instruments (gain) loss	(13,634)	1,460	2,614	(12,425)	61,286
Funds flow from operations (non-GAAP)	$69,103	$8,056	$23,272	$121,348	$36,257
Capital expenditures	$34,839	$7,354	$37,384	$109,650	$56,378
Free cash flow (non-GAAP)	$34,264	$702	$(14,112)	$11,698	$(20,121)

Additional Operational Results

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020	% Change	2021	2021	2020	% Change
Oil sales	$135,319	$53,142	155	$96,623	$327,435	$173,045	89
Operating expenses	37,567	20,721	81	25,431	92,623	84,673	9
Transportation expenses	3,021	1,286	135	2,921	8,448	8,549	(1)
Operating netback(1)	94,731	31,135	204	68,271	226,364	79,823	184

COVID-19 related costs	990	1,108	(11)	897	3,026	1,529	98
DD&A expenses	38,055	31,340	21	28,927	98,300	131,118	(25)
Goodwill impairment	—	—	—	—	—	102,581	(100)
Asset impairment	—	104,731	(100)	—	—	507,093	(100)
G&A expenses before stock-based compensation	5,444	4,506	21	7,133	18,475	17,183	8
G&A stock-based compensation expense (recovery)	1,053	56	1,780	1,873	6,597	(707)	1,033
Severance expenses	—	122	(100)	—	919	1,469	(37)
Foreign exchange loss	2,650	4,275	(38)	91	15,824	20,094	(21)
Derivative instruments loss (gain)	2,603	(2,173)	220	21,239	47,540	(9,417)	605
Other financial instruments (gain) loss	(13,634)	1,460	(1,034)	2,614	(12,425)	61,286	(120)
Other loss	—	67	(100)	—	—	67	(100)
Interest expense	13,608	14,029	(3)	13,935	41,355	40,204	3
	50,769	159,521	(68)	76,709	219,611	872,500	(75)

Interest income	—	—	—	—	—	345	(100)

Income (loss) before income taxes	43,962	(128,386)	134	(8,438)	6,753	(792,332)	101

Current income tax expense (recovery)	—	637	(100)	(14)	(14)	560	(103)
Deferred income tax expense (recovery)	8,955	(21,202)	142	9,203	26,809	(62,796)	143
	8,955	(20,565)	144	9,189	26,795	(62,236)	143
Net income (loss)	$35,007	$(107,821)	132	$(17,627)	$(20,042)	$(730,096)	97

Sales Volumes (NAR)
Total sales volumes, BOPD	23,833	17,066	40	18,454	20,865	20,381	2

Brent Price per bbl	$73.23	$43.34	69	$69.08	$67.97	$42.53	60

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$61.72	$33.85	82	$57.54	$57.48	$30.99	85
Operating expenses	17.13	13.20	30	15.14	16.26	15.16	7
Transportation expenses	1.38	0.82	68	1.74	1.48	1.53	(3)
Operating netback(1)	43.21	19.83	118	40.66	39.74	14.30	178

COVID-19 related costs	0.45	0.70	(36)	0.53	0.53	0.27	96
DD&A expenses	17.36	19.96	(13)	17.23	17.26	23.48	(26)
Goodwill impairment	—	—	—	—	—	18.37	(100)
Asset impairment	—	66.71	(100)	—	—	90.80	(100)
G&A expenses before stock-based compensation	2.48	2.87	(14)	4.25	3.24	3.08	5
G&A stock-based compensation expense (recovery)	0.48	0.04	1,100	1.12	1.16	(0.13)	992
Severance expenses	—	0.08	(100)	—	0.16	0.26	(38)
Foreign exchange loss	1.21	2.72	(56)	0.05	2.78	3.60	(23)
Derivative instruments loss (gain)	1.19	(1.38)	186	12.65	8.35	(1.69)	594
Other financial instruments (gain) loss	(6.22)	0.93	(769)	1.56	(2.18)	10.97	(120)
Other loss	—	0.04	(100)	—	—	0.01	(100)
Interest expense	6.21	8.94	(31)	8.30	7.26	7.20	1
	23.16	101.61	(77)	45.69	38.56	156.22	(75)

Interest income	—	—	—	—	—	0.06	(100)

Income (loss) before income taxes	20.05	(81.78)	125	(5.03)	1.18	(141.86)	101

Current income tax expense (recovery)	—	0.41	(100)	(0.01)	—	0.10	(100)
Deferred income tax expense (recovery)	4.08	(13.50)	130	5.48	4.71	(11.24)	142
	4.08	(13.09)	131	5.47	4.71	(11.14)	142
Net income (loss)	$15.97	$(68.69)	123	$(10.50)	$(3.53)	$(130.72)	97

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average Daily Volumes (BOPD)
WI Production Before Royalties	28,957	18,944	25,501	22,864
Royalties	(5,585)	(1,893)	(4,531)	(2,600)
Production NAR	23,372	17,051	20,970	20,264
Decrease (Increase) in Inventory	461	15	(105)	117
Sales	23,833	17,066	20,865	20,381

Royalties, % of WI Production Before Royalties	19%	10%	18%	11%

Oil production NAR for the three and nine months ended September 30, 2021, increased by 37% and 3%, respectively, compared to the corresponding periods of 2020 due to the successful drilling and workover campaign in all major fields, despite production disruptions during the second quarter of 2021 caused by national blockades in Colombia. Compared to the prior quarter, oil production NAR increased 23% as the national blockades were resolved by the end of the second quarter of 2021.

Royalties as a percentage of production for the three and nine months ended September 30, 2021, increased compared with the corresponding periods of 2020 and the prior quarter commensurate with the increase in benchmark oil prices and the price sensitive royalty regime in Colombia.

WI Production Before Royalties
32,000
24,000
16,000
8,000
—
Average Daily Volumes (BOPD)
25%
20%
15%
10%
5%
Royalties as a % of Production
18,944
21,907
24,463
23,035
28,957
10%
11%
16%
18%
19%
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Gross Production
Royalties as a % of Production

Production By Block, Year-to-Date September 30, 2021

Other, 19%
Midas, 55%
Chaza, 26%
Midas
Chaza
Other

The Midas block includes the Acordionero, Mochuelo, and Ayombero oil fields, and the Chaza block includes the Costayaco and Moqueta oil fields.

Operating Netback

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2021	2020
Oil Sales	$135,319	$53,142	$96,623	$327,435	$173,045
Transportation Expenses	(3,021)	(1,286)	(2,921)	(8,448)	(8,549)
	132,298	51,856	93,702	318,987	164,496
Operating Expenses	(37,567)	(20,721)	(25,431)	(92,623)	(84,673)
Operating Netback(1)	$94,731	$31,135	$68,271	$226,364	$79,823

(U.S. Dollars Per bbl Sales Volumes NAR)
Brent	$73.23	$43.34	$69.08	$67.97	$42.53
Quality and Transportation Discounts	(11.51)	(9.49)	(11.54)	(10.49)	(11.54)
Average Realized Price	61.72	33.85	57.54	57.48	30.99
Transportation Expenses	(1.38)	(0.82)	(1.74)	(1.48)	(1.53)
Average Realized Price Net of Transportation Expenses	60.34	33.03	55.80	56.00	29.46
Operating Expenses	(17.13)	(13.20)	(15.14)	(16.26)	(15.16)
Operating Netback(1)	$43.21	$19.83	$40.66	$39.74	$14.30
(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition of this measure.

Change in Operating Netback by Component
Q3 2020 vs. Q3 2021
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
$ / BBL
$19.83
$27.87
$(0.56)
$(3.93)
$43.21
Q3 2020 Netback
Oil Sales
Transportation Expenses
Operating Expenses
Q3 2021 Netback

Change in Operating Netback by Component
Q3 2020 YTD vs. Q3 2021 YTD
$ / BBL
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
$14.30
$26.49
$0.05
$(1.10)
$39.74
Q3 2020 YTD Netback
Oil Sales
Transportation Expenses
Operating Expenses
Q3 2021 YTD Netback

Change in Operating Netback by Component
Q2 2021 vs. Q3 2021
$ / BBL
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
$40.66
$4.18
$0.36
$(1.99)
$43.21
Q2 2021 Netback
Oil Sales
Transportation Expenses
Operating Expenses
Q3 2021 Netback

Quality and Transportation Discounts & Transportation Expenses
$15.00
$10.00
$5.00
$0.00
$ / BBL
$10.31
$10.28
$10.35
$13.28
$12.89
$0.82
$1.11
$1.37
$1.74
$1.38
$9.49
$9.17
$8.98
$11.54
$11.51
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Total Transportation Expense and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

Oil sales for the three months ended September 30, 2021, increased by 155% to $135.3 million due to a 69% increase in Brent price and 40% higher sales volumes partially offset by a 21% increase in the quality and transportation discounts as a result of the widening of the Castilla and Vasconia differentials compared to the corresponding period of 2020. Both the Castilla and Vasconia differentials have widened from $4.65 and $3.01 in the third quarter of 2020 to $6.51 and $4.02 in the third quarter of 2021, respectively. For the nine months ended September 30, 2021, oil sales increased by 89% to $327.4 million compared to the corresponding period of 2020 due to a 60% increase in Brent price, higher sales volumes, and lower quality and transportation discounts. Compared with the prior quarter, oil sales increased 40% primarily as a result of a 6% increase in Brent price and a 29% increase in sales volumes.

The following table shows the effect of changes in realized price and sales volumes on our oil sales for the three and nine months ended September 30, 2021, compared to the prior quarter and the corresponding periods of 2020:

(Thousands of U.S. Dollars)	Third Quarter 2021 Compared with Second Quarter 2021	Third Quarter 2021 Compared with Third Quarter 2020	Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Oil sales for the comparative period	$96,623	$53,142	$173,045
Realized sales price increase effect	9,162	61,106	150,930
Sales volumes increase effect	29,534	21,071	3,460
Oil sales for the three and nine months ended September 30, 2021	$135,319	$135,319	$327,435

The average realized price for the three and nine months ended September 30, 2021, increased 82% and 85%, respectively, compared to the corresponding periods of 2020. The increases were commensurate with the rise in benchmark oil prices and for the nine month period lower Vasconia and Castilla differentials, but for the three month period were partially offset by higher Vasconia and Castilla differentials. Compared to the prior quarter, the average realized price increased 7% due to higher benchmark oil prices offset by higher differentials.

Operating expenses for the three and nine months ended September 30, 2021, increased $3.93 and $1.10 per bbl to $37.6 million and $92.6 million or $17.13 and $16.26 per bbl primarily due to increased operating activities and higher power generation costs in Acordionero when compared to the corresponding periods of 2020. Lower operating activities during most of 2020 were attributed to the shut-in of higher-cost wells in response to the COVID-19 pandemic. Compared to the prior quarter, operating expenses increased $1.99 per bbl from $25.4 million or $15.14 per bbl due to higher costs associated with power generation and chemical costs in Acordionero and increased workover activity.

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia using each option for the three and nine months ended September 30, 2021, 2020, and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2021	2020	2021	2021	2020
Volume transported through pipeline	9%	—%	9%	6%	5%
Volume sold at wellhead	42%	48%	24%	55%	45%
Volume transported via truck to sales point	49%	52%	67%	39%	50%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expenses.

Transportation expenses for the three months ended September 30, 2021, increased by 135% to $3.0 million and on a per bbl basis increased by 68% to $1.38 compared to the corresponding period of 2020 due to maintenance on the Impala terminal resulting in utilization of alternative transportation routes which had higher costs per bbl. For the nine months ended September 30, 2021, transportation expenses decreased by 1% to $8.4 million and on a per bbl basis decreased by 3% to $1.48 when compared to the corresponding period of 2020, as a result of higher volumes sold at the wellhead during the current period which resulted in lower transportation costs.

For the three months ended September 30, 2021, transportation expenses increased by 3% compared to $2.9 million in the prior quarter due to increased sales volumes. On a per bbl basis, transportation expenses decreased by 21% from $1.74 in the previous quarter due to the Company utilizing more favorable transportation routes as all blockades were lifted.

Transportation Expenses
$ Million
$ / BBL
$3.2
$2.4
$1.6
$0.8
$—
$3.00
$2.00
$1.00
$—
$1.3
$2.0
$2.5
$2.9
$3.0
$0.82
$1.11
$1.37
$1.74
$1.38
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Transportation Expense
Transportation Expenses ($/BBL)

COVID-19 Costs

The COVID-19 pandemic has resulted in extra ongoing operating and transportation costs related to COVID-19 health and safety preventative measures, including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. For the three and nine months ended September 30, 2021, COVID-19 costs were $1.0 million and $3.0 million, respectively, comprised of $0.9 million and $2.7 million related to operating activities and $0.1 million and $0.3 million related to transportation activities. There were $1.1 million and $1.5 million COVID-19 costs for the three and nine months ended September 30, 2020, respectively, comprised of $1.0 million and $1.4 million related to operating activities and $0.1 million and $0.1 million related to transportation activities. For the prior quarter, COVID-19 costs were $0.9 million, comprised of $0.8 million related to operating and $0.1 million to transportation activities.

DD&A Expenses

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2021	2020	2021	2021	2020
DD&A Expenses, thousands of U.S. Dollars	$38,055	$31,340	$28,927	$98,300	$131,118
DD&A Expenses, U.S. Dollars per bbl	17.36	19.96	17.23	17.26	23.48

DD&A expenses for the three and nine months ended September 30, 2021, increased 21% and 25%, respectively, due to increased production compared to the corresponding periods of 2020. On a per bbl basis, DD&A expenses decreased by $2.60 and $6.22 per bbl, respectively, due to lower costs in the depletable base as a result of ceiling test impairment losses recorded over the last three quarters of 2020.

For the three months ended September 30, 2021, DD&A expenses increased 32% compared to the prior quarter due to increased production during the current quarter. On a per bbl basis DD&A expenses were comparable to the previous quarter.

Impairment

Asset impairment

(i) Oil and gas property impairment

For the three and nine months ended September 30, 2021, we had no ceiling test impairment losses. For the three and nine months ended September 30, 2020, we had $104.7 million and $502.9 million of ceiling test impairment losses. We used an average Brent price of $60.12 and $47.95 per bbl for September 30, 2021 and 2020, respectively, ceiling test calculations.

(ii) Inventory impairment

For the three and nine months ended September 30, 2021, we had no inventory impairment. For the three and nine months ended September 30, 2020, we recorded $0.1 million and $4.2 million, respectively, of inventory impairment.

Goodwill impairment

The entire goodwill balance of $102.6 million was impaired during the nine months ended September 30, 2020, due to the unit's carrying value exceeding its fair value as a result of the impact of lower forecasted commodity prices.

G&A Expenses

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2021	2020
G&A Expenses Before Stock-Based Compensation	$5,444	$4,506	$7,133	$18,475	$17,183
G&A Stock-Based Compensation Expense (Recovery)	1,053	56	1,873	6,597	(707)
G&A Expenses, Including Stock-Based Compensation	$6,497	$4,562	$9,006	$25,072	$16,476
(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses Before Stock-Based Compensation	$2.48	$2.87	$4.25	$3.24	$3.08
G&A Stock-Based Compensation Expense (Recovery)	0.48	0.04	1.12	1.16	(0.13)
G&A Expenses, Including Stock-Based Compensation	$2.96	$2.91	$5.37	$4.40	$2.95

For the three and nine months ended September 30, 2021, G&A expenses before stock-based compensation increased by 21% and 8%, respectively, consistent with an increase of operating activities in 2021 compared to the corresponding periods of 2020. On a per bbl basis, for the three months ended September 30, 2021, G&A expenses before stock-based compensation decreased by 14% to $2.48 as a result of higher sales volumes and increased by 5% to $3.24 for the nine months ended September 30, 2021, as a result of increased operating activities when compared to the corresponding periods of 2020. For the three months ended September 30, 2021, G&A expenses before stock-based compensation decreased by 24% to $5.4 million or 42% to $2.48 on a per bbl basis compared to the prior quarter due to the timing of certain costs incurred and expensed in the prior quarter.

G&A expenses after stock-based compensation for the three and nine months ended September 30, 2021, increased by 42% and 52% (2% and 49% per bbl), respectively, compared to the corresponding periods of 2020, mainly due to higher stock-based compensation resulting from a higher share price. G&A expenses after stock-based compensation for the three months ended September 30, 2021, decreased by 28% or 45% on a per bbl basis, compared with the prior quarter, due to the timing of certain costs incurred and expensed in the prior quarter.

G&A Expenses
$12.5
$10.0
$7.5
$5.0
$2.5
$ Millions
$10.00
$7.50
$5.00
$2.50
$—
$ / BBL
$4.6
$7.2
$9.6
$9.0
$6.5
$2.91
$4.04
$5.24
$5.37
$2.96
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
G&A Expenses
G&A Expenses ($/BBL)

Foreign Exchange Gains and Losses

For the three and nine months ended September 30, 2021, we had a $2.7 million and $15.8 million, respectively, loss on foreign exchange compared to a $4.3 million and a $20.1 million loss for the corresponding periods of 2020. Accounts receivable, taxes receivable, deferred income taxes, accounts payable, and investment are considered monetary items and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange losses in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in the U.S. dollar against the Colombian peso	strengthened by	strengthened by	strengthened by	strengthened by
	2%	3%	12%	18%
Change in the U.S. dollar against the Canadian dollar	strengthened by	weakened by	strengthened by	strengthened by
	3%	2%	—%	3%

Financial Instrument Gains and Losses

The following table presents the nature of our derivative and other financial instruments gains and losses for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2020
Commodity price derivatives loss (gain)	$2,586	$(2,206)	$47,435	$(12,983)
Foreign currency derivatives loss	17	33	105	3,566
Derivative instruments loss (gain)	$2,603	$(2,173)	$47,540	$(9,417)

Unrealized PetroTal investment (gain) loss	$(13,616)	$1,055	$(17,477)	$60,124
Loss on sale of PetroTal shares	—	—	5,070	—
Financial instruments (gain) loss	(18)	405	(18)	1,162
Other financial instruments (gain) loss	$(13,634)	$1,460	$(12,425)	$61,286

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020	2021	2020
Income (loss) before income tax	$43,962	$(128,386)	$6,753	$(792,332)

Current income tax expense (recovery)	$—	$637	$(14)	$560
Deferred income tax expense (recovery)	8,955	(21,202)	26,809	(62,796)
Total income tax expense (recovery)	$8,955	$(20,565)	$26,795	$(62,236)

Effective tax rate	20%	16%	397%	8%

Current income tax was in a recovery position for the nine months ended September 30, 2021, versus an expense position for the comparative period in 2020, primarily due to changes in the previous estimation of presumptive minimum tax. The deferred income tax expense for the nine months ended September 30, 2021, resulted from excess tax depreciation compared with accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax recovery in the comparative period of 2020 was mainly the result of a ceiling test impairment loss in Colombia, partially offset by losses incurred in Colombia that are now fully offset by a valuation allowance.
For the nine months ended September 30, 2021, the difference between the effective tax rate of 397% and the 31% Colombian tax rate was primarily due to the non-deductibility of derivative instrument losses and financing costs; foreign currency translation adjustments, and stock based compensation. These were partially offset by a decrease in valuation allowance and the non-taxable portion (50%) of the unrealized gain on PetroTal Corp. ("PetroTal") shares.

In the third quarter of 2021, Congressional authorities in Colombia enacted a new tax legislation, which includes an increase to the corporate income tax rate to 35% from 31%, effective January 1, 2022. Accordingly, the tax rates applied to the calculation of deferred income taxes, before valuation allowances, have been adjusted to reflect this change.

For the nine months ended September 30, 2020, the difference between the effective tax rate of 8% and the 32% Colombian tax rate was primarily due to an increase in the valuation allowance, the non-deductibility of goodwill impairment for tax purposes, foreign translation adjustments and the non-deductible portion (50%) of the unrealized loss on PetroTal shares.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Third Quarter 2021 Compared with Second Quarter 2021	% change	Third Quarter 2021 Compared with Third Quarter 2020	% change	Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020	% change
Net loss for the comparative period	$(17,627)		$(107,821)		$(730,096)
Increase (decrease) due to:
Sales price	9,162		61,106		150,930
Sales volumes	29,534		21,071		3,460
Expenses:
Operating	(12,136)		(16,846)		(7,950)
Transportation	(100)		(1,735)		101
Cash G&A	1,689		(938)		(1,292)
Net lease payments	47		(70)		(107)
Severance	—		122		550
Interest, net of amortization of debt issuance costs	340		490		(1,243)
Realized foreign exchange	429		2,010		(1,120)
Cash settlements on derivative instruments	16,973		(2,959)		(55,011)
Current taxes	(14)		637		574
Other loss	—		(1,959)		(1,959)
COVID-19 related costs	(93)		118		(1,497)
Interest income	—		—		(345)
Net change in funds flow from operations(1) from comparative period	45,831		61,047		85,091
Expenses:
Depletion, depreciation and accretion	(9,128)		(6,715)		32,818
Goodwill impairment	—		—		102,581
Asset impairment	—		104,731		507,093
Deferred tax	248		(30,157)		(89,605)
Amortization of debt issuance costs	(13)		(69)		92
Stock-based compensation	820		(997)		(7,304)
Derivative instruments gain or loss, net of settlements on derivative instruments	1,663		(1,817)		(1,946)
Other financial instruments gain or loss	16,248		15,094		73,711
Unrealized foreign exchange	(2,988)		(385)		5,390
Other Loss	—		2,026		2,026
Net lease payments	(47)		70		107
Net change in net loss	52,634		142,828		710,054
Net income (loss) for the current period	$35,007	299%	$35,007	132%	$(20,042)	97%

(1)Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended September 30, 2021 were $34.8 million:

(Millions of U.S. Dollars)
Colombia:
Exploration	$6.6
Development:
Drilling and Completions	9.6
Facilities	6.3
Other	11.8
34.3
Corporate & Ecuador	0.5
$34.8

During the three months ended September 30, 2021, we commenced drilling the following wells in Colombia:

Number of wells (Gross and Net)
Development	2.0

We spud two development wells in the Midas Block, both of which were producing as of September 30, 2021.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	September 30, 2021	% Change	December 31, 2020
Cash and Cash Equivalents	$16,600	18	$14,114

Revolving Credit Facility	$150,000	(21)	$190,000

6.25% Senior Notes	$300,000	—	$300,000

7.75% Senior Notes	$300,000	—	$300,000

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
•interruptions in operations as we adjust personnel to the dynamic environment; and

•inability to operate or delay in operations as a result COVID-19 restrictions in the countries in which we operate

Based on current forecasted Brent pricing and production levels, which can change materially in very short time frames, we forecasted to comply with the financial covenants contained in the revolving credit facility for at least the next year from the date of these financial statements. The amount available under our senior secured credit facility is based on the lender's borrowing base determination. The borrowing base is determined, by the lenders, based on our reserves and commodity prices. The next renewal of the borrowing base is in November 2021, and there is a risk that the lenders may reduce the borrowing base. In addition, our ability to borrow under the credit facility may be limited by the terms of the indentures for the 6.25% Senior Notes and 7.75% Senior Notes.

The risk of non-compliance with the covenants in the lending agreements and the risk associated with maintaining the borrowing base is heightened in the current period of volatility coupled with the unprecedented disruption caused by the COVID-19 pandemic. We currently expect to continue to meet the terms of the credit facility or obtain further amendments or waivers if and when required. We also expect to maintain the borrowing base at a level in excess of the amount borrowed. However, there can be no assurances that our liquidity can be maintained at or above current levels during this period of volatility and global economic uncertainty.
The situation is dynamic, and the ultimate duration and magnitude of the impact on the economy and the financial effect on our Company is not known at this time.
As at September 30, 2021, the borrowing base of our Senior Secured Credit Facility (the "revolving credit facility") was $215 million, with the next re-determination to occur no later than November 2021. We are required to comply with various covenants, which have been modified in response to the recent market conditions and the COVID-19 pandemic. We have obtained relief from compliance with certain financial covenants, which expired on October 1, 2021 ("the covenant relief period"). During the covenant relief period, our ratio of total debt to EBITDAX was permitted to be greater than 4.0 to 1.0, our Senior Secured Debt to EBITDAX ratio could not exceed 2.5 to 1.0, and our EBITDAX to interest expense ratio for the trailing four-quarter periods measured as of the last day of the fiscal quarters ending as of the last day of the fiscal quarters ended September 30, 2021, was required to be at least 2.0 to 1.0. We are required to comply with various covenants, which as disclosed above, have been modified in response to the current market conditions and the COVID-19 pandemic. As of September 30, 2021, we were in compliance with all applicable covenants in the revolving credit facility.

After the expiration of the covenant relief period on October 1, 2021, we must maintain compliance with the following financial covenants: limitations on our ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on our ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. If we fail to comply with these financial covenants, it would result in a default under the terms of the credit agreement, which could result in an acceleration of repayment of all indebtedness under the Company's revolving credit facility.

Amounts drawn under the revolving credit facility bear interest, at the borrower's option, USD LIBOR plus a margin ranging from 2.90% to 4.90%, or base rate plus a margin ranging from 1.90% to 3.90%, in each case based on the borrowing base utilization percentage. The alternate base rate is currently the U.S. prime rate. We pay a commitment fee on undrawn amounts under the revolving credit facility, which ranges from 0.73% to 1.23% per annum, based on the average daily amount of unused commitments.

At September 30, 2021, we had $150.0 million drawn under the revolving credit facility. During the third quarter of 2021, we repaid $25.0 million of the amount drawn under the revolving credit facility. Accordingly, we had $65.0 million of availability under the revolving credit facility as of September 30, 2021. As of October 29, 2021, outstanding borrowings under our revolving credit facility were further reduced to $130.0 million.

At September 30, 2021, we had a $300.0 million aggregate principal amount of 6.25% Senior Notes due 2025 and a $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 outstanding. An event of default under the revolving credit facility would result in a default under the indentures governing the senior notes, which could allow the noteholders to require us to repurchase all of the outstanding Senior Notes.

In accordance with our investment policy, available cash balances are held in our primary cash management banks or invested in U.S. or Canadian government-backed federal, provincial, or state securities or other money market instruments with high credit ratings and short-term liquidity.

Derivative Positions

At September 30, 2021, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Swap Price ($/bbl, Weighted Average)
Three-way Collars: October 1, to December 31, 2021	7,000	ICE Brent	47.14	57.14	68.95	n/a
Swaps: October 1, to December 31, 2021	3,000	ICE Brent	n/a	n/a	n/a	56.75

Foreign Currency Derivatives

At September 30, 2021, we had outstanding foreign currency derivative positions as follows:

Period and type of instrument	Amount Hedged (Millions COP)	U.S. Dollar Equivalent of Amount Hedged (Thousands of U.S. Dollars)(1)	Reference	Floor Price (COP, Weighted Average)	Cap Price (COP, Weighted Average)
Collars: October 1, to December 31, 2021	3,000	782	COP	3,500	3,630
(1) At September 30, 2021 foreign exchange rate.

At September 30, 2021, our balance sheet included $14.7 million of current liabilities related to the above outstanding commodity price and foreign currency derivative positions.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2021	2020
Sources of cash and cash equivalents:
Net loss	$(20,042)	$(730,096)
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	98,300	131,118
Interest expense	41,355	40,204
Income tax expense (recovery)	26,795	(62,236)
Goodwill impairment	—	102,581
Asset impairment	—	507,093
Other loss	—	2,026
Non-cash lease expenses	1,222	1,494
Lease payments	(1,239)	(1,404)
Unrealized foreign exchange loss	16,945	22,335
Stock-based compensation expense (recovery)	6,597	(707)
Unrealized derivative instruments loss	2,499	553
Other financial instruments (gain) loss	(12,425)	61,286
Adjusted EBITDA(1)	160,007	74,247
Current income tax recovery (expense)	14	(560)
Contractual interest and other financing expenses	(38,673)	(37,430)
Funds flow from operations(1)	121,348	36,257
Proceeds from debt, net of issuance costs	—	88,382
Proceeds from issuance of Senior Notes, net of issuance costs	—	—
Proceeds from issuance of exercise of stock options	19	—
Proceeds from disposition of investment, net of transaction costs	14,632	—
Net changes in assets and liabilities from operating activities	17,956	23,288
Changes in non-cash investing working capital	709	—
	154,664	147,927

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(109,650)	(56,378)
Repayment of debt	(40,000)	(7,000)
Debt issuance costs	(125)	—
Changes in non-cash investing working capital	—	(69,549)
Settlement of asset retirement obligations	(483)	(199)
Lease payments	(1,269)	(307)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(528)	(754)
	(152,055)	(134,187)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$2,609	$13,740

(1) Adjusted EBITDA and funds flow from operations are a non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices, the impact of which we partially mitigate by entering into commodity price derivatives. Sales volume changes and costs related to operations and debt service also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes, the impact of which we partially mitigate by entering into foreign currency derivatives. During the nine months ended September 30, 2021, funds flow from operations increased by 235% compared to the corresponding period of 2020 primarily due to a significant increase in Brent price and increase in production, which were offset by an increase in operating expenses and cash settlements on derivative instruments.

Off-Balance Sheet Arrangements

As at September 30, 2021, we had no off-balance sheet arrangements.

Contractual Obligations

At September 30, 2021, we had $150.0 million drawn under our revolving credit facility.

Except for noted above, as at September 30, 2021, there were no other material changes to our contractual obligations outside of the ordinary course of business from those as at December 31, 2020.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2020 Annual Report on Form 10-K and have not changed materially since the filing of that document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to provide information under this Item 3.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra's disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", you should carefully read and consider the factors set out in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.3	Certificate of Retirement dated July 9, 2018	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 9, 2018 (SEC File No. 001-34018).

3.4	Amendment No.1 to Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2021 (SEC File No. 001-34018).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

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
101.CAL  Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE  Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: November 1, 2021	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2021	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)