Form 10-Q/A
period 2021-09-30
GRAN TIERRA ENERGY INC.
filed 2021-11-03
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE

Gran Tierra Energy Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on November 2, 2021 (the “Original 10-Q”). This Amendment is being filed solely for the purpose of correcting an incorrect date in the certification by the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 32.1 to the Original 10-Q. In accordance with Compliance and Disclosure Interpretations published by the SEC Staff, the entire periodic report for the quarter ended September 30, 2021 is included in this Amendment. Other than the correction described above, no other statement or amount has been changed from those presented in the Original 10-Q.

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

GRAN TIERRA ENERGY INC.

Date: November 3, 2021	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)