Form 10-Q
period 2022-03-31
GRAN TIERRA ENERGY INC.
filed 2022-05-04
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022

or

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

On April 29, 2022, 368,460,570 shares of the registrant’s Common Stock, $0.001 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2022

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity, the impacts of the coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “could”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to comply with covenants in our credit agreement and indentures and make borrowings under our credit agreement; our ability to obtain amendments to the covenants in our credit agreement so as to avoid an event of default under our credit agreement and senior notes; a reduction in our borrowing base and our ability to repay any excess borrowings; sustained or future declines in commodity prices and the demand for oil; sustained or future excess supply of oil and natural gas; potential future impairments and reductions in proved reserve quantities and value; continued spread of the COVID-19 virus and extensions of previously announced lockdowns and possible future restrictions against oil and gas activity in Colombia and Ecuador; our current operations are located in South America, and unexpected problems can arise due to guerilla activity, strikes, local blockades, protests, and other local conditions; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; geographic, political and weather conditions can impact the production, transport or sale of our products; the Russian invasion of Ukraine; our ability to raise capital; our ability to identify and complete successful acquisitions, including in new countries and basins from our current operations; our ability to execute business plans; unexpected delays and difficulties in developing currently owned properties may occur; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; the effects of hedges; unexpected delays due to the limited availability of drilling equipment and personnel; current global economic and credit market conditions and the regulatory environment may impact oil prices and oil consumption differently than we currently predict, which could cause us to further modify our strategy and capital spending program; volatility or declines in the trading price of our common stock and the continued listing of our shares on a national stock exchange; and those factors set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K (the “2021 Annual Report on Form 10-K”), and in our other filings with the Securities and Exchange Commission (“SEC”). The unprecedented nature of the COVID-19 pandemic and volatility in the worldwide economy and oil and gas industry makes, including the unpredictable nature of the resurgence of cases, possible variants and governmental responses, it more difficult to predict the accuracy of forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to, or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

GLOSSARY OF OIL AND GAS TERMS

In this document, the abbreviations set forth below have the following meanings:

bbl	barrel
BOPD	barrels of oil per day
NAR	net after royalty

Sales volumes represent production NAR adjusted for inventory changes. Our oil and gas reserves are reported as NAR. Our production is also reported NAR, except as otherwise specifically noted as "working interest production before royalties."

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2022	2021
OIL SALES (Note 7)	$174,569	$95,493

EXPENSES
Operating	34,400	29,625
Transportation	2,834	2,506
COVID-19 related costs	535	1,139
Depletion, depreciation and accretion	40,963	31,318
General and administrative (Note 10)	12,336	10,488
Foreign exchange (gain) loss	(3,725)	13,083
Derivative instruments loss (Note 10)	21,439	23,698
Other financial instruments gain (Note 10)	—	(1,405)
Interest expense (Note 5)	12,128	13,812
	120,910	124,264
INCOME (LOSS) BEFORE INCOME TAXES	53,659	(28,771)

INCOME TAX EXPENSE
Current (Note 8)	20,827	—
Deferred (Note 8)	18,713	8,651
	39,540	8,651
NET AND COMPREHENSIVE INCOME (LOSS)	$14,119	$(37,422)

NET INCOME (LOSS) PER SHARE

BASIC AND DILUTED	$0.04	$(0.10)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	367,386,664	366,981,556
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	372,375,245	366,981,556
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at March 31, 2022	As at December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$58,707	$26,109
Restricted cash and cash equivalents (Note 11)	1,142	392
Accounts receivable	23,471	13,185
Taxes receivable (Note 3)	34,774	45,506
Other current assets (Note 10)	20,140	16,609
Total Current Assets	138,234	101,801

Oil and Gas Properties
Proved	907,224	859,580
Unproved	97,031	131,865
Total Oil and Gas Properties	1,004,255	991,445
Other capital assets	3,665	4,352
Total Property, Plant and Equipment (Note 4)	1,007,920	995,797

Other Long-Term Assets
Deferred tax assets	42,760	61,494
Taxes receivable (Note 3)	22,026	17,522
Other long-term assets (Note 10)	20,967	12,497
Total Other Long-Term Assets	85,753	91,513
Total Assets	$1,231,907	$1,189,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$150,907	$148,694
Current portion of long-term debt (Note 5)	39,617	66,987
Derivatives (Note 10)	18,875	2,976
Taxes payable (Note 3)	7,546	6,620
Other (Note 6 and 10)	16,392	2,710
Total Current Liabilities	233,337	227,987

Long-Term Liabilities
Long-term debt (Notes 5 and 10)	587,769	587,404
Asset retirement obligation	55,478	54,525
Equity compensation award liability (Note 6 and 10)	17,436	13,718
Taxes payable (Note 3 )	12,736	—
Other long-term liabilities	7,370	3,397
Total Long-Term Liabilities	680,789	659,044

Contingencies (Note 9)

Shareholders' Equity
Common Stock (Note 6) (368,421,033 and 367,144,500 shares issued and outstanding of Common Stock, par value $0.001 per share, as at March 31, 2022, and December 31, 2021, respectively)	10,272	10,270
Additional paid-in capital	1,289,162	1,287,582
Deficit	(981,653)	(995,772)
Total Shareholders’ Equity	317,781	302,080
Total Liabilities and Shareholders’ Equity	$1,231,907	$1,189,111
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net Income (Loss)	$14,119	$(37,422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	40,963	31,318
Deferred tax expense	18,713	8,651
Stock-based compensation expense (Note 6)	4,557	3,671
Amortization of debt issuance costs (Note 5)	887	881
Unrealized foreign exchange (gain) loss	(4,839)	13,003
Derivative instruments loss (Note 10)	21,439	23,698
Cash settlements on derivatives instruments	(8,596)	(13,404)
Other financial instruments gain (Note 10)	—	(1,405)
Cash settlement of asset retirement obligation	(5)	(169)
Non-cash lease expenses	411	444
Lease payments	(344)	(462)
Net change in assets and liabilities from operating activities (Note 11)	16,520	13,128
Net cash provided by operating activities	103,825	41,932

Investing Activities
Additions to property, plant and equipment	(41,483)	(37,427)
Proceeds on disposition of investment, net of transaction costs (Note 10)	—	14,632
Changes in non-cash investing working capital (Note 11)	(1,803)	(708)
Net cash used in investing activities	(43,286)	(23,503)

Financing Activities
Repayment of debt (Note 5)	(27,525)	(10,125)
Proceeds from issuance of shares of Common Stock, net of issuance costs	2	—
Proceeds from exercise of stock options	980	—
Lease payments	(777)	(513)
Net cash used in financing activities	(27,320)	(10,638)

Foreign exchange gain (loss) on cash, cash equivalents and restricted cash and cash equivalents	478	(446)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	33,697	7,345
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 11)	31,404	17,523
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 11)	$65,101	$24,868

Supplemental cash flow disclosures (Note 11)
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2022	2021
Share Capital
Balance, beginning of period	$10,270	$10,270
Issuance of Common Stock (Note 6)	2	—
Balance, end of period	10,272	10,270

Additional Paid-in Capital
Balance, beginning of period	1,287,582	1,285,018
Exercise of stock options	980	—
Stock-based compensation (Note 6)	600	579
Balance, end of period	1,289,162	1,285,597

Deficit
Balance, beginning of period	(995,772)	(1,038,254)
Net income (loss)	14,119	(37,422)
Balance, end of period	(981,653)	(1,075,676)

Total Shareholders’ Equity	$317,781	$220,191
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

The note disclosure requirements of annual consolidated financial statements provide additional disclosures required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K.

The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements, which are included in the Company’s 2021 Annual Report on Form 10-K and are the same policies followed in these interim unaudited condensed consolidated financial statements. The Company has evaluated all subsequent events to the date these interim unaudited condensed consolidated financial statements were issued.

3. Taxes Receivable and Payable

The table below shows the break-down of taxes receivable and payable, which are comprised of value added tax (“VAT”) and income tax:

(Thousands of U.S. Dollars)	As at March 31, 2022	As at December 31, 2021
Taxes Receivable
Current
VAT Receivable	$12,345	$21,918
Income Tax Receivable	22,429	23,588
	$34,774	$45,506
Long-Term
Income Tax Receivable	$22,026	$17,522

Taxes Payable
Current
VAT Payable	$7,546	$6,620

Long-Term
VAT Payable	$68	$—
Income Tax Payable	12,668	—
	$12,736	$—

Total Taxes Receivable net of Taxes Payable	$36,518	$56,408

The following table shows the movement of VAT and income tax receivables for the period identified below:

(Thousands of U.S. Dollars)	Net VAT Receivable	Income Tax Receivable	Total Net Taxes Receivable
Balance, as at December 31, 2021	$15,298	$41,110	$56,408
Collected through direct government refunds	(149)	—	(149)
Collected through sales contracts	(40,913)	—	(40,913)
Taxes paid (1)	29,674	9,703	39,377
Current tax expense	—	(20,827)	(20,827)
Foreign exchange loss	821	1,801	2,622
Balance, as at March 31, 2022	$4,731	$31,787	$36,518

(1)VAT is paid on certain goods and services and collected on sales in Colombia at a rate of 19%

4. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at March 31, 2022	As at December 31, 2021
Oil and natural gas properties
Proved	$4,390,016	$4,302,473
Unproved	97,031	131,865
	4,487,047	4,434,338
Other(1)	34,998	34,943
	4,522,045	4,469,281
Accumulated depletion and depreciation and impairment	(3,514,125)	(3,473,484)
	$1,007,920	$995,797
(1) The “other” category includes right-of-use assets for operating and finance leases of $13.9 million, which had a net book value of $3.3 million as at March 31, 2022 (December 31, 2021 - $13.9 million, which had a net book value of $3.9 million).

For the three months ended March 31, 2022, and 2021, the Company had no ceiling test impairment losses. The Company used an average Brent price of $77.41 and $43.31 per bbl for March 31, 2022, and 2021 ceiling test calculations, respectively.

5. Debt and Debt Issuance Costs

The Company’s debt at March 31, 2022, and December 31, 2021, was as follows:

(Thousands of U.S. Dollars)	As at March 31, 2022	As at December 31, 2021
Current
Revolving credit facility	$40,000	$67,500
Unamortized debt issuance costs	(383)	(513)
	$39,617	$66,987

Long-Term
6.25% Senior Notes, due February 2025	$300,000	$300,000
7.75% Senior Notes, due May 2027	300,000	300,000
Unamortized debt issuance costs	(13,297)	(14,030)
	586,703	585,970
Long-term lease obligation(1)	1,066	1,434
	$587,769	$587,404
	$627,386	$654,391
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $2.9 million as at March 31, 2022 (December 31, 2021 - $3.3 million).

As at March 31, 2022, the borrowing base of the Company’s Senior Secured Credit Facility (the “revolving credit facility”) was $150 million, with $125 million readily available and $25 million subject to approval by major lenders. The maturity date of the revolving credit facility is November 10, 2022, and the next re-determination is to occur no later than May 2022.

Under the terms of the credit facility, the Company is required to maintain compliance with the following financial covenants: limitations on the Company’s ratio of debt to earnings before interest, taxes, depletion, depreciation and accretion and exploration expenses (“EBITDAX”) to a maximum of 4.0 to 1.0; limitations on Company’s ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. If the Company fails to comply with these financial covenants, it will result in a default under the terms of the credit agreement, which could result in an acceleration of repayment of all indebtedness under the Company’s revolving credit facility. As of March 31, 2022, the Company was in compliance with all applicable covenants in the revolving credit facility.

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
Interest Expense

The following table presents the total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2022	2021
Contractual interest and other financing expenses	$11,241	$12,931
Amortization of debt issuance costs	887	881
	$12,128	$13,812

6. Share Capital

Shares of Common Stock
Balance, December 31, 2021	367,144,500
Shares issued on option exercise	1,276,533
Balance, March 31, 2022	368,421,033

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the three months ended March 31, 2022:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2021	30,365,196	5,710,764	17,848,722	1.20
Granted	6,720,129	344,464	2,721,929	1.41
Exercised	(4,396,646)	—	(1,276,533)	0.77
Forfeited	(47,572)	—	(62,638)	1.95
Expired	—	—	(1,173,714)	2.80
Balance, March 31, 2022	32,641,107	6,055,228	18,057,766	1.15

For the three months ended March 31, 2022 and 2021 stock-based compensation expense was $4.6 million and $3.7 million, respectively.

At March 31, 2022, there was $31.1 million (December 31, 2021 - $11.8 million) of unrecognized compensation costs related to unvested PSUs and stock options, which is expected to be recognized over a weighted-average period of 1.9 years. During the three months ended March 31, 2022, the Company paid out $2.4 million for PSUs vested on December 31, 2021 (three months ended March 31, 2021 - $0.6 million for PSUs vested on December 31, 2020).

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

Weighted Average Shares Outstanding

	Three Months Ended March 31,
	2022	2021
Weighted average number of common shares outstanding	367,386,664	366,981,556
Shares issuable pursuant to stock options	12,950,523	—
Shares assumed to be purchased from proceeds of stock options	(7,961,942)	—
Weighted average number of diluted common shares outstanding	372,375,245	366,981,556

For the three months ended March 31, 2022, 5,331,160 options, on a weighted average basis (three months ended March 31, 2021 - all options), were excluded from the diluted income (loss) per share calculation as the options were anti-dilutive.

7. Revenue

The Company’s revenues are generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, quality, and transportation discounts each month. For the three months ended March 31, 2022, 100% (three months ended March 31, 2021 - 100%) of the Company’s revenue resulted from oil sales. During the three months ended March 31, 2022, quality and transportation discounts were 13% of the average ICE Brent price (three months ended March 31, 2021 - 15%). During the three months ended March 31, 2022, the Company’s production was sold primarily to two major customers in Colombia, representing 57% and 43% of total sales volumes (three months ended March 31, 2021 - two, representing 68% and 31% of total sales volumes).

As at March 31, 2022, accounts receivable included nil of accrued sales revenue related to March 2022 production (December 31, 2021 - nil related to December 2021 production).

8. Taxes

The Company's effective tax rate was 74% for the three months ended March 31, 2022, compared to (30)% in the comparative period of 2021. Current income tax expense was $20.8 million for the three months ended March 31, 2022, compared to no current tax expense in the corresponding period of 2021, primarily due to an increase in taxable income. The deferred income tax expense for the three months ended March 31, 2022, was mainly the result of tax depreciation being higher than accounting depreciation in Colombia. The deferred income tax expense in the comparative period of 2021 was the result of excess tax depreciation compared with accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the three months ended March 31, 2022, the difference between the effective tax rate of 74% and the 35% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, foreign translation adjustments, increase in the valuation allowance, other permanent differences, and non-deductible stock-based compensation.

For the three months ended March 31, 2021, the difference between the effective tax rate of (30)% and the 31% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, foreign translation adjustments and other permanent differences, which was partially offset by a decrease in valuation allowance.

9. Contingencies

Legal Proceedings

Gran Tierra has a number of lawsuits and claims pending, including a dispute with the Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) relating to the calculation of high price share royalties. Although the outcome of these lawsuits and disputes cannot be predicted with certainty, Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Gran Tierra records costs as they are incurred or become probable and determinable.

Letters of credit and other credit support

At March 31, 2022, the Company had provided letters of credit and other credit support totaling $105.7 million (December 31, 2021 - $103.0 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements.

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

At March 31, 2022, the Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other long-term assets, accounts payable and accrued liabilities, current portion of long-term debt, derivatives, other short-term payables, long-term debt, long-term equity compensation reward liability and other long-term liabilities. The Company uses appropriate valuation techniques based on the available information to measure the fair values of assets and liabilities.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of March 31, 2022, and December 31, 2021:

	As at March 31, 2022	As at December 31, 2021
(Thousands of U.S. Dollars)
Level 1
Assets
Prepaid equity forward - current (2)	$3,137	$—
Prepaid equity forward - long-term(1)	15,698	7,578
	$18,835	$7,578

Liabilities
DSUs liability - long-term(3)	$9,506	$4,346
6.25% Senior Notes	277,875	273,672
7.75% Senior Notes	278,187	271,500
	$565,568	$549,518
Level 2
Assets
Derivative asset(2)	$—	$219
Restricted cash and cash equivalents - long-term(1)	5,253	4,903
	$5,253	$5,122
Liabilities
Derivative liability	$18,875	$2,976
Revolving credit facility	39,617	66,987
PSUs liability - current (4)	15,292	2,710
PSUs liability - long-term(3)	7,930	9,372
	$81,714	$82,045

Level 3
Liabilities
Asset retirement obligation - current(4)	$1,100	$—
Asset retirement obligation - long-term	55,478	54,525
	$56,578	$54,525

(1)The long-term portion of restricted cash and Prepaid equity forward are included in the other long-term assets on the Company’s balance sheet
(2) Included in the other current assets on the Company’s balance sheet
(3) Long-term DSUs and PSUs liabilities are included in the long-term equity compensation award liability on the Company’s balance sheet
(4) Current portion of PSU liability and asset retirement obligation are recorded in other short-term liabilities on the Company’s balance sheet

The fair values of cash and cash equivalents, current restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of these instruments.

The fair value of long-term restricted cash and cash equivalents approximate its carrying value because interest rates are variable and reflective of market rates.

Prepaid Equity Forward (“PEF”)

To reduce the Company’s exposure to changes in the trading price of the Company’s common shares on outstanding PSUs, the Company entered into a PEF. At the end of the term, the counterparty will pay the Company an amount equivalent to the notional amount of the shares using the price of the Company’s common shares at the valuation date. The Company has the discretion to increase or decrease the notional amount of the PEF or terminate the agreement early. As at March 31, 2022, the Company’s PEF had a notional amount of 12 million shares with a fair value of $18.8 million (As at December 31, 2021 - 10 million shares with a fair value of $7.6 million). During the three months ended March 31, 2022, the Company recorded a gain of $7.8 million on the PEF in general and administrative expenses (three months ended March 31, 2021- nil). The fair value of the PEF asset was estimated using the Company’s share price quoted in active markets at the end of each reporting period.

DSU liability

The fair value of DSUs liability was estimated using Company’s share price quoted in active markets at the end of each reporting period.

PSUs liability

The fair value of the PSUs liability was estimated based on a pricing model using inputs, such as Company’s share price and PSU performance factor.

Derivative asset and derivative liability

The fair value of derivatives is estimated based on various factors, including quoted market prices in active markets and quotes from third parties. The Company also performs an internal valuation to ensure the reasonableness of third party quotes. In consideration of counterparty credit risk, the Company assessed whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

The following table presents gains or losses on derivatives and other financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2022	2021
Commodity price derivatives loss	$21,439	$23,632
Foreign currency derivatives loss	—	66
Derivative instruments loss	$21,439	$23,698

Unrealized PetroTal investment gain	$—	$(6,475)
Loss on sale of PetroTal shares	—	5,070
Other financial instruments gain	$—	$(1,405)

Revolving credit facility and Senior Notes

Financial instruments not recorded at fair value at March 31, 2022, included the Senior Notes and the Revolving Credit Facility (Note 5).

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

At March 31, 2022, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $294.4 million and $292.3 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $277.9 million and $278.2 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

Asset retirement obligation

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

At March 31, 2022, the Company had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Swap ($/bbl, Weighted Average)	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl Weighted Average)
Three-way Collars: April 1, to June 30, 2022	5,000	ICE Brent	—	64.00	74.00	91.72	—
Swaps: April 1, to June 30, 2022	3,000	ICE Brent	80.77	—	—	—	—
Deferred Puts: April 1, to June 30, 2022	1,000	ICE Brent	—	—	70.00	—	4.00

11. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at March 31,		As at December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$58,707	$21,225	$26,109	$13,687
Restricted cash and cash equivalents - current	1,142	424	392	427
Restricted cash and cash equivalents - long-term (1)	5,252	3,219	4,903	3,409
	$65,101	$24,868	$31,404	$17,523

(1) Included in other long-term assets on the Company’s balance sheet

Net changes in assets and liabilities from operating activities were as follows:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2022	2021
Accounts receivable and other long-term assets	$(10,150)	$3,803
Derivatives	(7,706)	3,841
Inventory	110	(1,146)
Prepaids	(269)	157
Accounts payable and accrued and other long-term liabilities	12,021	752
Taxes receivable and payable	22,514	5,721
Net changes in assets and liabilities from operating activities	$16,520	$13,128

Changes in non-cash investing working capital for the three months ended March 31, 2022, are comprised of an decrease in accounts payable and accrued liabilities of $1.7 million and an increase in accounts receivable of $0.1 million (three months ended March 31, 2021, a decrease in accounts payable and accrued liabilities of $0.8 million and a decrease in accounts receivable of $0.1 million).

The following table provides additional supplemental cash flow disclosures:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2022	2021
Cash paid for income taxes	$9,703	$6,093
Cash paid for interest	$10,042	$11,479

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$28,339	$28,003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements” as set out in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Items 7 and 8, respectively, of our 2021 Annual Report on Form 10-K. Please see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding the identification of and risks relating to forward-looking statements and the risk factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K.

Financial and Operational Highlights

Key Highlights for the first quarter of 2022
•Net income in the first quarter of 2022 was $14.1 million or $0.04 per share basic and diluted, compared to a net loss of $37.4 million or $(0.10) per share basic and diluted in the first quarter of 2021
•Income before income taxes in the first quarter of 2022 was $53.7 million compared to loss before income taxes of $28.8 million in the first quarter of 2021
•During the first quarter of 2022, we repaid $27.5 million of the amount drawn under the revolving credit facility and by April 29, 2022, we paid down the credit facility balance to $10.0 million
•Funds flow from operations(2) increased by 201% to $87.3 million compared to the first quarter of 2021 and increased 34% from the fourth quarter of 2021
•During the first quarter, the Company generated $45.8 million of free cash flow(2), which was partially used for debt reduction, the highest since the fourth quarter of 2012
•NAR production for the first quarter of 2022 was 22,833 BOPD representing an 11% increase compared to the first quarter of 2021, due to a successful drilling and workover campaign in all major fields. Compared to the fourth quarter of 2021, NAR production decreased by a 3% due to higher royalties
•Sales volumes for the first quarter of 2022 were 22,730 BOPD representing a 12% increase from 20,271 BOPD in the first quarter of 2021, and a 4% decrease from the fourth quarter of 2021
•Oil sales were $174.6 million, 83% higher compared to $95.5 million in the first quarter of 2021, as a result of an increase in Brent price, offset by higher quality and transportation discounts. Oil sales increased by 19% compared to $146.3 million in the fourth quarter of 2021 as a result of a 23% increase in Brent price, slightly offset by a decrease in sales volumes
•Operating expenses increased by $0.58 per bbl compared to the first quarter of 2021 due to an increase in operating activities and higher expenses for chemicals used in our waterflood projects and decreased by $1.33 per bbl when compared to the fourth quarter of 2021 due to lower workovers
•Transportation expenses increased by 13% compared to the first quarter of 2021 due to higher truck tariffs. Compared to the fourth quarter of 2021, transportation expenses decreased by 1% as a result of higher volumes sold at wellhead during the current quarter
•Operating netback(2) increased by 117% to $137.3 million compared to $63.4 million in the first quarter of 2021 and increased 32% compared to $103.7 million in the fourth quarter of 2021
•Adjusted EBITDA(2) increased by 185% to $119.4 million compared to $41.9 million in the first quarter of 2021 and increased 46% compared to $81.5 million in the fourth quarter of 2021
•Quality and transportation discounts for the first quarter of 2022 increased to $12.57 per bbl compared to $8.98 per bbl in the first quarter of 2021 and decreased from $12.78 per bbl in the fourth quarter of 2021
•General and administrative expenses (“G&A”) before stock-based compensation increased by 14% compared to the first quarter of 2021 due to higher costs for special projects and an increase in travel costs in the current quarter. When compared to the fourth quarter of 2021, G&A before stock-based compensation decreased by 8% due to the lower accrued performance bonus for the current quarter
•Capital additions for the first quarter of 2022 were $41.5 million, an increase of 11% compared to the first quarter of 2021 and increased 3% from the $40.2 million incurred in the fourth quarter of 2021

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended March 31,			Three Months Ended December 31,
	2022	2021	% Change	2021
Average Daily Volumes (BOPD)
Consolidated
Working Interest (“WI”) Production Before Royalties	29,362	24,463	20	29,493
Royalties	(6,529)	(3,930)	66	(6,070)
Production NAR	22,833	20,533	11	23,423
(Increase) Decrease in Inventory	(103)	(262)	(61)	354
Sales(1)	22,730	20,271	12	23,777

Net Income (Loss)	$14,119	$(37,422)	138	$62,524

Operating Netback
Oil Sales	$174,569	$95,493	83	$146,287
Operating Expenses	(34,400)	(29,625)	16	(39,708)
Transportation Expenses	(2,834)	(2,506)	13	(2,867)
Operating Netback(2)	$137,335	$63,362	117	$103,712

G&A Expenses Before Stock-Based Compensation	$7,779	$6,817	14	$8,473
G&A Stock-Based Compensation Expense	4,557	3,671	24	1,799
G&A Expenses, Including Stock-Based Compensation	$12,336	$10,488	18	$10,272

Adjusted EBITDA(2)	$119,378	$41,904	185	$81,529

Funds Flow From Operations(2)	$87,310	$28,973	201	$65,137

Capital Expenditures	$41,483	$37,427	11	$40,229
(1) Sales volumes represent production NAR adjusted for inventory changes.

(2) Non-GAAP measures

Operating netback, EBITDA, adjusted EBITDA, funds flow from operations, and free cash flow are non-GAAP measures that do not have any standardized meaning prescribed under GAAP. Management views these measures as financial performance measures. Investors are cautioned that these measures should not be construed as alternatives to oil sales, net income (loss) or other measures of financial performance as determined in accordance with GAAP. Our method of calculating these measures may differ from other companies and, accordingly, may not be comparable to similar measures used by other companies. Disclosure of each non-GAAP financial measure is preceded by the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.

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

EBITDA, as presented, is defined as net income or loss adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, stock-based compensation expense or recovery, other-non cash gain or loss, unrealized derivative instruments gain or loss, and other financial instruments gain or loss. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net income (loss) to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2021
Net income (loss)	$14,119	$(37,422)	$62,524
Adjustments to reconcile net income (loss) to EBITDA and Adjusted EBITDA
DD&A expenses	40,963	31,318	41,574
Interest expense	12,128	13,812	13,026
Income tax expense (recovery)	39,540	8,651	(46,141)
EBITDA (non-GAAP)	$106,750	$16,359	$70,983
Non-cash lease expense	411	444	445
Lease payments	(344)	(462)	(382)
Unrealized foreign exchange (gain) loss	(4,839)	13,003	4,934
Stock-based compensation expense	4,557	3,671	1,799
Other non-cash loss	—	—	44
Unrealized derivative instruments loss (gain)	12,843	10,294	(12,088)
Other financial instruments (gain) loss	—	(1,405)	15,794
Adjusted EBITDA (non-GAAP)	$119,378	$41,904	$81,529

Funds flow from operations, as presented, is defined as net income or loss adjusted for DD&A expenses, deferred tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, derivative instruments gain or loss, cash settlement on derivative instruments, other non-cash gain or loss and other financial instruments gain or loss. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. Free cash flow, as presented, is defined as funds flow less capital expenditures. Management uses this financial measure to analyze cash flow generated by our principal business activities after capital requirements and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income (loss) to funds flow from operations, and free cash flow is as follows:

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2021
Net income (loss)	$14,119	$(37,422)	$62,524
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	40,963	31,318	41,574
Deferred tax expense (recovery)	18,713	8,651	(50,634)
Stock-based compensation expense	4,557	3,671	1,799
Amortization of debt issuance costs	887	881	1,127
Non-cash lease expense	411	444	445
Lease payments	(344)	(462)	(382)
Unrealized foreign exchange (gain) loss	(4,839)	13,003	4,934
Derivative instruments loss	21,439	23,698	1,298
Cash settlements on derivative instruments	(8,596)	(13,404)	(13,386)
Other non-cash loss	—	—	44
Other financial instruments (gain) loss	—	(1,405)	15,794
Funds flow from operations (non-GAAP)	$87,310	$28,973	$65,137
Capital expenditures	$41,483	$37,427	$40,229
Free cash flow (non-GAAP)	$45,827	$(8,454)	$24,908

Additional Operational Results

	Three Months Ended March 31,			Three Months Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	% Change	2021
Oil sales	$174,569	$95,493	83	$146,287
Operating expenses	34,400	29,625	16	39,708
Transportation expenses	2,834	2,506	13	2,867
Operating netback(1)	137,335	63,362	117	103,712

COVID-19 related costs	535	1,139	(53)	668
DD&A expenses	40,963	31,318	31	41,574
G&A expenses before stock-based compensation	7,779	6,817	14	8,473
G&A stock-based compensation expense	4,557	3,671	24	1,799
Foreign exchange (gain) loss	(3,725)	13,083	(128)	4,653
Derivative instruments loss	21,439	23,698	(10)	1,298
Other financial instruments (gain) loss	—	(1,405)	(100)	15,794
Other loss	—	—	—	44
Interest expense	12,128	13,812	(12)	13,026
	83,676	92,133	(9)	87,329

Income (loss) before income taxes	53,659	(28,771)	287	16,383

Current income tax expense	20,827	—	100	4,493
Deferred income tax expense (recovery)	18,713	8,651	116	(50,634)
	39,540	8,651	357	(46,141)
Net income (loss)	$14,119	$(37,422)	138	$62,524

Sales Volumes (NAR)
Total sales volumes, BOPD	22,730	20,271	12	23,777

Brent Price per bbl	$97.90	$61.32	60	$79.66

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$85.33	$52.34	63	$66.88
Operating expenses	16.82	16.24	4	18.15
Transportation expenses	1.39	1.37	1	1.31
Operating netback(1)	67.12	34.73	93	47.42

COVID-19 related costs	0.26	0.62	(58)	0.31
DD&A expenses	20.02	17.17	17	19.01
G&A expenses before stock-based compensation	3.80	3.73	2	3.87
G&A stock-based compensation expense	2.23	2.01	11	0.82
Foreign exchange (gain) loss	(1.82)	7.17	(125)	2.13
Derivative instruments loss	10.48	12.99	(19)	0.59

Other financial instruments (gain) loss	—	(0.77)	(100)	7.22
Other loss	—	—	—	0.02
Interest expense	5.93	7.57	(22)	5.95
	40.90	50.49	(19)	39.92

Income (loss) before income taxes	26.22	(15.76)	266	7.50

Current income tax expense	10.18	—	100	2.05
Deferred income tax expense (recovery)	9.15	4.74	93	(23.15)
	19.33	4.74	308	(21.10)
Net income (loss)	$6.89	$(20.50)	134	$28.60

(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended March 31,		Three Months Ended December 31,
	2022	2021	2021
Average Daily Volumes (BOPD)
WI Production Before Royalties	29,362	24,463	29,493
Royalties	(6,529)	(3,930)	(6,070)
Production NAR	22,833	20,533	23,423
Increase in Inventory	(103)	(262)	354
Sales	22,730	20,271	23,777

Royalties, % of WI Production Before Royalties	22%	16%	21%

Oil production NAR for the three months ended March 31, 2022, increased by 11% compared to the corresponding period of 2021 due to the successful drilling and workover campaign in all major fields. Compared to the prior quarter, oil production NAR decreased 3% due to higher royalties.

Royalties as a percentage of production for the three months ended March 31, 2022, increased compared with the corresponding period of 2021 and the prior quarter commensurate with the increase in benchmark oil prices and the price sensitive royalty regime in Colombia.

WI Production Before Royalties
Average Daily Volumes (BOPD)
32,000
24,000
16,000
8,000
—
Royalties as a % of Production
25%
23%
20%
18%
15%
24,463
23,035
28,957
29,493
29,362
16%
18%
19%
21%
22%
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Gross Production
Royalties as a % of Production

WI Production By Block, Year-to-Date March 31, 2022

Other, 21%
Midas, 53%
Chaza, 26%
Midas
Chaza
Other

The Midas block includes the Acordionero, Chuira, and Ayombero oil fields, and the Chaza block includes the Costayaco and Moqueta oil fields.

Operating Netback

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2021
Oil Sales	$174,569	$95,493	$146,287
Transportation Expenses	(2,834)	(2,506)	(2,867)
	171,735	92,987	143,420
Operating Expenses	(34,400)	(29,625)	(39,708)
Operating Netback(1)	$137,335	$63,362	$103,712

(U.S. Dollars Per bbl Sales Volumes NAR)
Brent	$97.90	$61.32	$79.66
Quality and Transportation Discounts	(12.57)	(8.98)	(12.78)
Average Realized Price	85.33	52.34	66.88
Transportation Expenses	(1.39)	(1.37)	(1.31)
Average Realized Price Net of Transportation Expenses	83.94	50.97	65.57
Operating Expenses	(16.82)	(16.24)	(18.15)
Operating Netback(1)	$67.12	$34.73	$47.42
(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition of this measure.

Change in Operating Netback by Component
Q1 2021 vs. Q1 2022
$80.00
$60.00
$40.00
$20.00
$0.00
$ / BBL
$34.73
$32.99
$(0.02)
$(0.58)
$67.12
Q1 2021 Netback
Revenue
Transportation Expenses
Operating Expenses
Q1 2022 Netback

Change in Operating Netback by Component
Q4 2021 vs. Q1 2022
$80.00
$60.00
$40.00
$20.00
$0.00
$ / BBL
$47.42
$18.45
$(0.08)
$1.33
$67.12
Q4 2021 Netback
Revenue
Transportation Expenses
Operating Expenses
Q1 2022 Netback

Quality and Transportation Discounts & Transportation Expenses
$15.00
$10.00
$5.00
$0.00
$ / BBL
$10.35
$1.37
$8.98
$13.28
$1.74
$11.54
$12.89
$1.38
$11.51
$14.09
$1.31
$12.78
$13.96
$1.39
$12.57
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Total Transportation Expenses and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

Oil sales for the three months ended March 31, 2022, increased by 83% to $174.6 million due to a 60% increase in Brent price and 12% higher sales volumes, partially offset by a 40% increase in the quality and transportation discounts as a result of the widening of the Castilla and Vasconia differentials compared to the corresponding period of 2021. Castilla and Vasconia differentials have widened from $3.99 and $2.40 in the first quarter of 2021 to $6.38 and $3.60 in the first quarter of 2022, respectively. Compared with the prior quarter, oil sales increased 19%, primarily as a result of a 23% increase in Brent price and lower quality and transportation discounts, partially offset by a 4% decrease in sales volumes.

The following table shows the effect of changes in realized price and sales volumes on our oil sales for the three months ended March 31, 2022, compared to the prior quarter and the corresponding period of 2021:

(Thousands of U.S. Dollars)	First Quarter 2022 Compared with Fourth Quarter 2021	First Quarter 2022 Compared with First Quarter 2021
Oil sales for the comparative period	$146,287	$95,493
Realized sales price increase effect	37,757	67,487
Sales volumes (decrease) increase effect	(9,475)	11,589
Oil sales for the three month ended March 31, 2022	$174,569	$174,569

The average realized price for the three months ended March 31, 2022, increased 63%, compared to the corresponding period of 2021. The increase was commensurate with the rise in benchmark oil prices, offset by higher Castilla and Vasconia differentials. Compared to the prior quarter, the average realized price increased 28% due to higher benchmark oil prices and lower Castilla and Vasconia differentials.

Operating expenses for the three months ended March 31, 2022, increased by $0.58 per bbl to $34.4 million or $16.82 per bbl, primarily due to increased operating activities and $0.44 per bbl higher expenses for chemicals used in our waterflood projects when compared to the corresponding period of 2021. Compared to the prior quarter, operating expenses decreased by $1.33 per bbl from $39.7 million or $18.15 per bbl primarily due to lower workover activity.

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia using each option for the three months ended March 31, 2022, 2021, and the prior quarter:

	Three Months Ended March 31,		Three Months Ended December 31,
	2022	2021	2021
Volume transported through pipeline	—%	—%	26%
Volume sold at wellhead	47%	48%	24%
Volume transported via truck to sales point	53%	52%	50%
	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expenses.

Transportation expenses for the three months ended March 31, 2022, increased by 13% to $2.8 million and on a per bbl basis increased by 1% to $1.39 compared to the corresponding period of 2021. The increase in transportation expenses per bbl compared to the corresponding period of 2021 was a result of higher truck tariffs and higher volumes transported via truck in 2022.

For the three months ended March 31, 2022, transportation expenses decreased by 1% compared to $2.9 million in the prior quarter due to higher volumes sold at wellhead. On a per bbl basis, transportation expenses increased by 6% from $1.31 in the previous quarter due to higher truck tariffs and higher volumes transported via truck.

Transportation Expenses
$3.2
$2.4
$1.6
$0.8
$—
$ Million
$4.00
$3.00
$2.00
$1.00
$ / BBL
$2.5
$2.9
$3.0
$2.9
$2.8
$1.37
$1.74
$1.38
$1.31
$1.39
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Transportation Expense
Transportation Expenses ($/BBL)

COVID-19 Costs

The COVID-19 pandemic has resulted in extra ongoing operating and transportation costs related to COVID-19 health and safety preventative measures, including incremental sanitation requirements and enhanced procedures for trucking barrels and crew changes in the field. For the three months ended March 31, 2022, COVID-19 costs were $0.5 million entirely related to operating activities. For three months ended March 31, 2021, COVID-19 costs were $1.1 million comprised of $1.0 million related to operating activities and 0.1 million related to transportation activities. For the prior quarter, COVID-19 costs were $0.7 million, entirely related to operating activities.

DD&A Expenses

	Three Months Ended March 31,		Three Months Ended December 31,
	2022	2021	2021
DD&A Expenses, thousands of U.S. Dollars	$40,963	$31,318	$41,574
DD&A Expenses, U.S. Dollars per bbl	20.02	17.17	19.01

DD&A expenses for the three months ended March 31, 2022, increased 31% or $2.85 per bbl due to increased production and higher costs in the depletable base compared to the corresponding period of 2021.

For the three months ended March 31, 2022, DD&A expenses decreased 1% when compared to the prior quarter due to lower production in the current quarter. On a per bbl basis, DD&A expenses increased by $1.01 when compared to the prior quarter due to higher costs in the depletable base.

G&A Expenses

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2021
G&A Expenses Before Stock-Based Compensation	$7,779	$6,817	$8,473
G&A Stock-Based Compensation Expense	4,557	3,671	1,799
G&A Expenses, Including Stock-Based Compensation	$12,336	$10,488	$10,272
(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses Before Stock-Based Compensation	$3.80	$3.73	$3.87
G&A Stock-Based Compensation Expense	2.23	2.01	0.82
G&A Expenses, Including Stock-Based Compensation	$6.03	$5.74	$4.69

For the three months ended March 31, 2022, G&A expenses before stock-based compensation increased by 14% to $7.8 million or $0.07 per bbl to $3.80 per bbl due to higher costs for special projects and increase in travel costs in 2022 when compared to the corresponding period of 2021. When compared to prior quarter, G&A expenses before stock-based compensation decreased by 8% and were comparable on per bbl basis due to lower accrued performance bonus for the first quarter of 2022 due to timing of the fourth quarter 2021 bonus accrual.

G&A expenses after stock-based compensation for the three months ended March 31, 2022, increased by 18% or $0.29 per bbl, compared to the corresponding period of 2021, mainly due to higher stock-based compensation resulting from a higher share price. Compared to prior quarter, G&A expenses after stock-based compensation increased by 20% or $1.34 on a per bbl basis, due to higher stock-based compensation resulting from a higher share price in the current quarter.

G&A Expenses
$15.0
$12.5
$10.0
$7.5
$5.0
$2.5
$ Millions
$15.00
$10.00
$5.00
$ / BBL
$10.5
$9.0
$6.5
$10.3
$12.3
$5.74
$5.36
$2.95
$4.69
$6.03
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
G&A Expenses
G&A Expenses ($/BBL)

Foreign Exchange Gains and Losses

For the three months ended March 31, 2022, we had a $3.7 million gain on foreign exchange compared to a $13.1 million loss for the corresponding period of 2021. Accounts receivable, taxes receivable, deferred income taxes, accounts payable, and prepaid equity forward (“PEF”) are considered monetary items and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange gains and losses in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Change in the U.S. dollar against the Colombian peso	weakened by	strengthened by
	6%	9%
Change in the U.S. dollar against the Canadian dollar	weakened by	weakened by
	2%	1%

Financial Instrument Gains and Losses

The following table presents the nature of our derivative and other financial instruments gains and losses for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2022	2021
Commodity price derivatives loss	$21,439	$23,632
Foreign currency derivatives loss	—	66
Derivative instruments loss	$21,439	$23,698

Unrealized PetroTal investment gain	$—	$(6,475)
Loss on sale of PetroTal shares	—	5,070
Other financial instruments gain	$—	$(1,405)

Income Tax Expense

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2022	2021
Income (loss) before income tax	$53,659	$(28,771)

Current income tax expense	$20,827	$—
Deferred income tax expense	18,713	8,651
Total income tax expense	$39,540	$8,651

Effective tax rate	74%	(30)%

Current income tax expense was $20.8 million for the three months ended March 31, 2022, compared to no current tax expense in the corresponding period in 2021, primarily due to an increase in taxable income. The deferred income tax expense for the three months ended March 31, 2022, was mainly the result of tax depreciation being higher than accounting depreciation in Colombia. The deferred income tax expense in the comparative period of 2021 was the result of excess tax depreciation compared with accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the three months ended March 31, 2022, the difference between the effective tax rate of 74% and the 35% Colombian tax rate was primarily due to increase in the impact of foreign taxes, foreign translation adjustments, increase in the valuation allowance, other permanent differences, and non-deductible stock-based compensation.

For the three months ended March 31, 2021, the difference between the effective tax rate of (30)% and the 31% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, foreign translation adjustments and other permanent differences, which was partially offset by a decrease in valuation allowance.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	First Quarter 2022 Compared with Fourth Quarter 2021	% change	First Quarter 2022 Compared with First Quarter 2021	% change
Net income (loss) for the comparative period	$62,524		$(37,422)
Increase (decrease) due to:
Sales price	37,757		67,487
Sales volumes	(9,475)		11,589
Expenses:
Operating	5,308		(4,775)
Transportation	33		(328)
Cash G&A	694		(962)
Net lease payments	4		85
Severance	—		—
Interest, net of amortization of debt issuance costs	658		1,690
Realized foreign exchange	(1,395)		(1,034)
Cash settlements on derivative instruments	4,790		4,808
Current taxes	(16,334)		(20,827)
Other loss	—		—
COVID-19 related costs	133		604
Net change in funds flow from operations(1) from comparative period	22,173		58,337
Expenses:
Depletion, depreciation and accretion	611		(9,645)
Goodwill impairment	—		—
Asset impairment	—		—
Deferred tax	(69,347)		(10,062)
Amortization of debt issuance costs	240		(6)
Stock-based compensation	(2,758)		(886)
Derivative instruments gain or loss, net of settlements on derivative instruments	(24,931)		(2,549)
Other financial instruments gain or loss	15,794		(1,405)
Unrealized foreign exchange	9,773		17,842
Other loss	44		—
Net lease payments	(4)		(85)
Net change in net income (loss)	(48,405)		51,541
Net income for the current period	$14,119	(77)%	$14,119	138%

(1)Funds flow from operations is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended March 31, 2022 were $41.5 million:

(Millions of U.S. Dollars)
Colombia:
Exploration	$3.7
Development:
Drilling and Completions	18.7
Facilities	2.5
Other	14.1
39.0
Corporate & Ecuador	2.5
$41.5

During the three months ended March 31, 2022, we commenced drilling the following wells in Colombia:

Number of wells (Gross and Net)
Development	6.0
Service	2.0
8.0

We spud six development wells and two water injection wells, of which five were in the Midas Block, and three were in the Chaza Block. Of the wells spud during the quarter three were completed, and three were in-progress as of March 31, 2022.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	March 31, 2022	% Change	December 31, 2021
Cash and Cash Equivalents	$58,707	125	$26,109

Revolving Credit Facility	$40,000	(41)	$67,500

6.25% Senior Notes	$300,000	—	$300,000

7.75% Senior Notes	$300,000	—	$300,000

We believe that our capital resources, including cash on hand, cash generated from operations and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for the next 12 months and beyond, given current oil price trends and production levels. We may also pursue financing through capital markets. In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us with the flexibility to respond to both internal growth opportunities and those available through acquisitions. We intend to pursue growth opportunities and acquisitions from time to time, which may require significant capital, be located in basins or countries beyond our current operations, involve joint ventures, or be sizable as compared to our current assets and operations.
As at March 31, 2022, the borrowing base of our Senior Secured Credit Facility (the “revolving credit facility”) was $150 million, with $125 million readily available and $25 million subject to approval by majority lenders. The next re-determination will occur no later than May 2022. The maturity date of the borrowings under the revolving credit facility is November 10, 2022.

We are required to maintain compliance with the following financial covenants: limitations on our ratio of debt to EBITDAX to a maximum of 4.0 to 1.0; limitations on our ratio of Senior Secured Debt to EBITDAX to a maximum of 3.0 to 1.0; and the maintenance of a ratio of EBITDAX to interest expense of at least 2.5 to 1.0. If we fail to comply with these financial covenants, it will result in a default under the terms of the credit agreement, which could result in an acceleration of repayment of all indebtedness under the Company’s revolving credit facility. At March 31, 2022, we were in compliance with all applicable covenants.

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

At March 31, 2022, we had $40.0 million drawn under the revolving credit facility. During the first quarter of 2022, we repaid $27.5 million of the amount drawn under the revolving credit facility using cash flows from operations. Accordingly, we had $110.0 million of availability under the revolving credit facility as of March 31, 2022. As of April 29, 2022, outstanding borrowings under our revolving credit facility were further reduced to $10.0 million using cash flows from operations.

At March 31, 2022, we had a $300.0 million aggregate principal amount of 6.25% Senior Notes due 2025 and a $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 outstanding. An event of default under the revolving credit facility would result in a default under the indentures governing the senior notes, which could allow the noteholders to require us to repurchase all of the outstanding Senior Notes.

In accordance with our investment policy, available cash balances are held in our primary cash management banks or invested in U.S. or Canadian government-backed federal, provincial, or state securities or other money market instruments with high credit ratings and short-term liquidity.

Derivative Positions

At March 31, 2022, we had outstanding commodity price derivative positions as follows:

Period and type of instrument	Volume, bopd	Reference	Sold Swap ($/bbl, Weighted Average)	Sold Put ($/bbl, Weighted Average)	Purchased Put ($/bbl, Weighted Average)	Sold Call ($/bbl, Weighted Average)	Premium ($/bbl Weighted Average)
Three-way Collars: April 1, to June 30, 2022	5,000	ICE Brent	—	64.00	74.00	91.72	—
Swaps: April 1, to June 30, 2022	3,000	ICE Brent	80.77	—	—	—	—
Deferred Puts: April 1, to June 30, 2022	1,000	ICE Brent	—	—	70.00	—	4.00

At March 31, 2022, our balance sheet included $18.9 million of current liabilities related to the above outstanding commodity price derivative positions.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2022	2021
Sources of cash and cash equivalents:
Net income (loss)	$14,119	$(37,422)
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	40,963	31,318
Interest expense	12,128	13,812
Income tax expense	39,540	8,651
Other loss	—	—
Non-cash lease expenses	411	444
Lease payments	(344)	(462)
Unrealized foreign exchange (gain) loss	(4,839)	13,003
Stock-based compensation expense	4,557	3,671
Unrealized derivative instruments loss	12,843	10,294
Other financial instruments gain	—	(1,405)
Adjusted EBITDA(1)	119,378	41,904
Current income tax expense	(20,827)	—
Contractual interest and other financing expenses	(11,241)	(12,931)
Funds flow from operations(1)	87,310	28,973
Proceeds from issuance of exercise of stock options	980	—
Proceeds from issuance of shares of Common Stock, net of issuance costs	2	—
Proceeds from disposition of investment, net of transaction costs	—	14,632
Net changes in assets and liabilities from operating activities	16,520	13,128
	104,812	56,733

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(41,483)	(37,427)
Repayment of debt	(27,525)	(10,125)
Changes in non-cash investing working capital	(1,803)	(708)
Settlement of asset retirement obligations	(5)	(169)
Lease payments	(777)	(513)
Foreign exchange gain (loss) on cash, cash equivalents and restricted cash and cash equivalents	478	(446)
	(71,115)	(49,388)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$33,697	$7,345

(1) Adjusted EBITDA and funds flow from operations are a non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices, the impact of which we partially mitigate by entering into commodity price derivatives. Sales volume changes and costs related to operations and debt service also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes. During the three months ended March 31, 2022, funds flow from operations increased by 201% compared to the corresponding period of 2021 primarily due to a significant increase in Brent price and increase in production, which were partially offset by higher Castilla and Vasconia differentials and an increase in operating expenses and cash settlements on derivative instruments.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2021 Annual Report on Form 10-K and have not changed materially since the filing of that document.

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

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our revolving credit facility, which bears floating rates of interest. At March 31, 2022, our outstanding balance under revolving credit facility was $40.0 million (December 31, 2021 - $67.5 million).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

See Note 9 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for any material developments with respect to matters previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, and any material matters that have arisen since the filing of such report.

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully read and consider the factors set out in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of the current pandemic and the volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.

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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: May 3, 2022	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2022	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)