Form 10-Q
period 2022-06-30
GRAN TIERRA ENERGY INC.
filed 2022-08-08
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from __________ to __________

Commission file number 001-34018

GRAN TIERRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware			98-0479924
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
500 Centre Street S.E.
Calgary,	Alberta	Canada	T2G 1A6
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

On August 5, 2022, 368,871,685 shares of the registrant’s Common Stock, $0.001 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2022

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity, the impacts of the coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “budget,” “objective,” “could,” “should,” or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our operations are located in South America and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events (including the ongoing COVID-19 pandemic); global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including inflation and changes resulting from a global health crisis, the Russian invasion of Ukraine, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predicts, which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute its business plan and realize expected benefits from current initiatives; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability to obtain a new credit agreement and comply with financial covenants in its credit agreement and indentures and make borrowings under any credit agreement; and those factors set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K (the “2021 Annual Report on Form 10-K”), and in our other filings with the Securities and Exchange Commission (“SEC”). The unprecedented nature of the COVID-19 pandemic and volatility in the worldwide economy and oil and gas industry makes, including the unpredictable nature of the resurgence of cases, possible variants and governmental responses, it more difficult to predict the accuracy of forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OIL SALES (Note 7)	$205,785	$96,623	$380,354	$192,116

EXPENSES
Operating	39,494	26,247	74,429	56,918
Transportation	2,513	3,002	5,347	5,601
Depletion, depreciation and accretion	42,216	28,927	83,179	60,245
General and administrative (Note 10)	9,836	9,006	22,172	19,494
Foreign exchange loss (gain)	2,722	91	(1,003)	13,174
Derivative instruments loss (Note 10)	5,172	21,239	26,611	44,937
Other financial instruments loss (Note 10)	—	2,614	—	1,209
Interest expense (Note 5)	12,194	13,935	24,322	27,747
	114,147	105,061	235,057	229,325
INCOME (LOSS) BEFORE INCOME TAXES	91,638	(8,438)	145,297	(37,209)

INCOME TAX EXPENSE
Current (Note 8)	25,425	(14)	46,252	(14)
Deferred (Note 8)	13,241	9,203	31,954	17,854
	38,666	9,189	78,206	17,840
NET AND COMPREHENSIVE INCOME (LOSS)	$52,972	$(17,627)	$67,091	$(55,049)

NET INCOME (LOSS) PER SHARE

BASIC AND DILUTED	$0.14	$(0.05)	$0.18	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	368,571,378	366,982,456	367,982,294	366,982,008
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	374,233,600	366,982,456	372,977,695	366,982,008

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at June 30, 2022	As at December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$108,558	$26,109
Restricted cash and cash equivalents (Note 11)	1,142	392
Accounts receivable	10,987	13,185
Taxes receivable (Note 3)	42	45,506
Other current assets (Note 10)	28,082	16,609
Total Current Assets	148,811	101,801

Oil and Gas Properties
Proved	920,918	859,580
Unproved	106,536	131,865
Total Oil and Gas Properties	1,027,454	991,445
Other capital assets	11,543	4,352
Total Property, Plant and Equipment (Note 4)	1,038,997	995,797

Other Long-Term Assets
Deferred tax assets	27,526	61,494
Taxes receivable (Note 3)	24,473	17,522
Other long-term assets (Note 10)	16,337	12,497
Total Other Long-Term Assets	68,336	91,513
Total Assets	$1,256,144	$1,189,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$163,881	$148,694
Current portion of long-term debt (Note 5)	—	66,987
Derivatives (Note 10)	7,230	2,976
Taxes payable (Note 3)	23,661	6,620
Other (Note 6 and 10)	15,937	2,710
Total Current Liabilities	210,709	227,987

Long-Term Liabilities
Long-term debt (Notes 5 and 10)	595,861	587,404
Asset retirement obligation	56,783	54,525
Equity compensation award liability (Note 6 and 10)	14,872	13,718
Other long-term liabilities	6,253	3,397
Total Long-Term Liabilities	673,769	659,044

Contingencies (Note 9)

Shareholders' Equity
Common Stock (Note 6) (368,871,685 and 367,144,500 shares issued and outstanding of Common Stock, par value $0.001 per share, as at June 30, 2022, and December 31, 2021, respectively)	10,272	10,270
Additional paid-in capital	1,290,075	1,287,582
Deficit	(928,681)	(995,772)
Total Shareholders’ Equity	371,666	302,080
Total Liabilities and Shareholders’ Equity	$1,256,144	$1,189,111

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net Income (Loss)	$67,091	$(55,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	83,179	60,245
Deferred tax expense	31,954	17,854
Stock-based compensation expense (Note 6)	6,546	5,544
Amortization of debt issuance costs (Note 5)	2,018	1,775
Unrealized foreign exchange (gain) loss	(498)	13,480
Derivative instruments loss (Note 10)	26,611	44,937
Cash settlements on derivatives instruments	(26,392)	(37,709)
Other financial instruments gain (Note 10)	—	1,209
Cash settlement of asset retirement obligation	(242)	(248)
Non-cash lease expenses	1,158	814
Lease payments	(732)	(855)
Net change in assets and liabilities from operating activities (Note 11)	56,329	27,157
Net cash provided by operating activities	247,022	79,154

Investing Activities
Additions to property, plant and equipment	(106,682)	(74,811)
Proceeds on disposition of investment, net of transaction costs	—	14,632
Changes in non-cash investing working capital (Note 11)	10,964	3,176
Net cash used in investing activities	(95,718)	(57,003)

Financing Activities
Repayment of debt (Note 5)	(67,525)	(15,126)
Proceeds from issuance of shares of Common Stock, net of issuance costs	2	—
Proceeds from exercise of stock options	1,283	8
Lease payments	(1,261)	(513)
Net cash used in financing activities	(67,501)	(15,631)

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(680)	(488)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	83,123	6,032
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 11)	31,404	17,523
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 11)	$114,527	$23,555

Supplemental cash flow disclosures (Note 11)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share Capital
Balance, beginning of period	$10,272	$10,270	$10,270	$10,270
Issuance of Common Stock (Note 6)	—	—	2	—
Balance, end of period	10,272	10,270	10,272	10,270

Additional Paid-in Capital
Balance, beginning of period	1,289,162	1,285,597	1,287,582	1,285,018
Exercise of stock options	303	8	1,283	8
Stock-based compensation (Note 6)	610	630	1,210	1,209
Balance, end of period	1,290,075	1,286,235	1,290,075	1,286,235

Deficit
Balance, beginning of period	(981,653)	(1,075,676)	(995,772)	(1,038,254)
Net income (loss)	52,972	(17,627)	67,091	(55,049)
Balance, end of period	(928,681)	(1,093,303)	(928,681)	(1,093,303)

Total Shareholders’ Equity	$371,666	$203,202	$371,666	$203,202

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

The note disclosure requirements of annual consolidated financial statements provide additional disclosures required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K and interim financial statements as at and for the period ending March 31, 2022, included on the Company’s Form 10-Q.

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

3. Taxes Receivable and Payable

The table below shows the break-down of taxes receivable and payable, which are comprised of value added tax (“VAT”) and income tax:

(Thousands of U.S. Dollars)	As at June 30, 2022	As at December 31, 2021
Taxes Receivable
Current
VAT Receivable	$42	$21,918
Income Tax Receivable	—	23,588
	$42	$45,506
Long-Term
Income Tax Receivable	$24,473	$17,522

Taxes Payable
Current
VAT Payable	$14,473	$6,620
Income Tax Payable	9,188	—
	$23,661	$6,620

Total Taxes Receivable net of Taxes Payable	$854	$56,408

The following table shows the movement of VAT and income tax receivables for the period identified below:

(Thousands of U.S. Dollars)	VAT Receivable (Payable)	Income Tax Receivable	Total Net Taxes Receivable
Balance, as at December 31, 2021	$15,298	$41,110	$56,408
Collected through direct government refunds	(265)	(99)	(364)
Collected through sales contracts	(86,092)	—	(86,092)
Taxes paid (1)	55,759	20,468	76,227
Current tax expense	—	(46,252)	(46,252)
Foreign exchange loss	869	58	927
Balance, as at June 30, 2022	$(14,431)	$15,285	$854
(1)VAT is paid on certain goods and services and collected on sales in Colombia at a rate of 19%

4. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at June 30, 2022	As at December 31, 2021
Oil and natural gas properties
Proved	$4,444,894	$4,302,473
Unproved	106,536	131,865
	4,551,430	4,434,338
Other(1)	43,830	34,943
	4,595,260	4,469,281
Accumulated depletion and depreciation and impairment	(3,556,263)	(3,473,484)
	$1,038,997	$995,797
(1) The “other” category includes right-of-use assets for operating and finance leases of $22.2 million, which had a net book value of $10.7 million as at June 30, 2022 (December 31, 2021 - $13.9 million, which had a net book value of $3.9 million).

For the three and six months ended June 30, 2022, and 2021, the Company had no ceiling test impairment losses. The Company used an average Brent price of $87.88 and $52.74 per bbl, for the purposes of the June 30, 2022 and 2021 ceiling test calculations, respectively.

5. Debt and Debt Issuance Costs

The Company’s debt at June 30, 2022, and December 31, 2021, was as follows:

(Thousands of U.S. Dollars)	As at June 30, 2022	As at December 31, 2021
Current
Revolving credit facility	$—	$67,500
Unamortized debt issuance costs	—	(513)
	$—	$66,987

Long-Term
6.25% Senior Notes, due February 2025	$300,000	$300,000
7.75% Senior Notes, due May 2027	300,000	300,000
Unamortized debt issuance costs	(12,550)	(14,030)
	587,450	585,970
Long-term lease obligation(1)	8,411	1,434
	$595,861	$587,404
	$595,861	$654,391
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $2.8 million as at June 30, 2022 (December 31, 2021 - $3.3 million).

As of June 30, 2022, the borrowing base of the Company’s Senior Secured Credit Facility (the “revolving credit facility”) was $150 million, with $125 million readily available and $25 million subject to approval by major lenders. During the three months ended June 30, 2022, the Company completely paid off the outstanding balance on the revolving credit facility and subsequent to the quarter, the revolving credit facility was terminated. As of June 30, 2022 and the date of termination, respectively, the Company was in compliance with all applicable covenants in the revolving credit facility.
Interest Expense

The following table presents the total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2021
Contractual interest and other financing expenses	$11,063	$13,041	$22,304	$25,972
Amortization of debt issuance costs	1,131	894	2,018	1,775
	$12,194	$13,935	$24,322	$27,747

6. Share Capital

Shares of Common Stock
Balance, December 31, 2021	367,144,500
Shares issued on option exercise	1,727,185
Balance, June 30, 2022	368,871,685

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the six months ended June 30, 2022:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2021	30,365,196	5,710,764	17,848,722	1.20
Granted	6,761,105	494,955	2,753,165	1.41
Exercised	(4,396,646)	—	(1,727,185)	0.74
Forfeited	(166,687)	—	(105,020)	1.69
Expired	—	—	(1,187,309)	2.80
Balance, June 30, 2022	32,562,968	6,205,719	17,582,373	1.17

For the three and six months ended June 30, 2022 stock-based compensation expense was $2.0 million and $6.5 million, respectively. For the three and six months ended June 30, 2021 stock-based compensation expense was $1.9 million and $5.5 million, respectively.

At June 30, 2022, there was $19.7 million (December 31, 2021 - $11.8 million) of unrecognized compensation costs related to unvested PSUs and stock options, which are expected to be recognized over a weighted-average period of 1.7 years. During the six months ended June 30, 2022, the Company paid out $2.4 million for PSUs vested on December 31, 2021 (six months ended June 30, 2021 - $0.6 million for PSUs vested on December 31, 2020).

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

Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding	368,571,378	366,982,456	367,982,294	366,982,008
Shares issuable pursuant to stock options	11,806,859	—	12,351,243	—
Shares assumed to be purchased from proceeds of stock options	(6,144,637)	—	(7,355,842)	—
Weighted average number of diluted common shares outstanding	374,233,600	366,982,456	372,977,695	366,982,008

For the three and six months ended June 30, 2022, 6,092,908 and 5,738,428 options, on a weighted average basis (three and six months ended June 30, 2021 - all options), were excluded from the diluted income (loss) per share calculation as the options were anti-dilutive.

7. Revenue

The Company’s revenues are generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, quality, and transportation discounts each month. For the three and six months ended June 30, 2022, 100% (three and six months ended June 30, 2021 - 100%) of the Company’s revenue resulted from oil sales. During the three and six months ended June 30, 2022, quality and transportation discounts were 12% of the average ICE Brent price (three and six months ended June 30, 2021 - 17% and 16%, respectively).

During the three months ended June 30, 2022, the Company’s production was sold primarily to two major customers in Colombia, representing 55% and 44% of total sales volumes (three months ended June 30, 2021 - two, representing 75% and 14% of total sales volumes). During the six months ended June 30, 2022, the Company’s production was sold primarily to two major customers in Colombia, representing 56% and 43% of total sales volumes (six months ended June 30, 2021 - two, representing 71% and 22% of total sales volumes).

As at June 30, 2022, accounts receivable included nil of accrued sales revenue related to June 2022 production (December 31, 2021 - nil related to December 2021 production).

8. Taxes

The Company's effective tax rate was 54% for the six months ended June 30, 2022, compared to (48)% in the comparative period of 2021. Current income tax expense was $46.3 million for the six months ended June 30, 2022, compared to a recovery in the corresponding period of 2021, primarily due to an increase in taxable income.

The deferred income tax expense for the six months ended June 30, 2022, was mainly the result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax expense in the comparative period of 2021 was also the result of excess tax depreciation compared with accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the six months ended June 30, 2022, the difference between the effective tax rate of 54% and the 35% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, foreign translation adjustments, increase in the valuation allowance, non-deductible third-party royalty in Colombia, and non-deductible stock-based compensation.

For the six months ended June 30, 2021, the difference between the effective tax rate of (48)% and the 31% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, foreign translation adjustments, and other permanent differences, which was partially offset by a decrease in valuation allowance.

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

Letters of credit and other credit support

At June 30, 2022, the Company had provided letters of credit and other credit support totaling $105.1 million (December 31, 2021 - $103.0 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements.

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

•Level 3 - Unobservable inputs for assets and liabilities

At June 30, 2022, the Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other long-term assets, accounts payable and accrued liabilities, derivatives, other short-term payables, long-term debt, long-term equity compensation reward liability and other long-term liabilities. The Company uses appropriate valuation techniques based on the available information to measure the fair values of assets and liabilities.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of June 30, 2022, and December 31, 2021:

	As at June 30, 2022	As at December 31, 2021
(Thousands of U.S. Dollars)
Level 1
Assets
Prepaid equity forward - current (2)	$6,891	$—
Prepaid equity forward - long-term(1)	11,494	7,578
	$18,385	$7,578

Liabilities
DSUs liability - long-term(3)	$7,136	$4,346
6.25% Senior Notes	281,460	273,672
7.75% Senior Notes	275,124	271,500
	$563,720	$549,518
Level 2
Assets
Derivative asset(2)	$—	$219
Restricted cash and cash equivalents - long-term(1)	4,827	4,903
	$4,827	$5,122
Liabilities
Derivative liability	$7,230	$2,976
Revolving credit facility	—	66,987
PSUs liability - current (4)	12,516	2,710
PSUs liability - long-term(3)	7,736	9,372
	$27,482	$82,045

Level 3
Liabilities
Asset retirement obligation - current(4)	$3,421	$—
Asset retirement obligation - long-term	56,783	54,525
	$60,204	$54,525
(1)The long-term portion of restricted cash and Prepaid equity forward are included in the other long-term assets on the Company’s balance sheet
(2) Included in the other current assets on the Company’s balance sheet
(3) Long-term DSUs and PSUs liabilities are included in the long-term equity compensation award liability on the Company’s balance sheet
(4) Current portion of PSU liability and asset retirement obligation are included in the other short-term liabilities on the Company’s balance sheet

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

Prepaid Equity Forward (“PEF”)

To reduce the Company’s exposure to changes in the trading price of the Company’s common shares on outstanding PSUs, the Company entered into a PEF. At the end of the term, the counterparty will pay the Company an amount equivalent to the notional amount of the shares using the price of the Company’s common shares at the valuation date. The Company has the discretion to increase or decrease the notional amount of the PEF or terminate the agreement early. As at June 30, 2022, the Company’s PEF had a notional amount of 16 million shares with a fair value of $18.4 million (As at December 31, 2021 - 10 million shares with a fair value of $7.6 million). During the three and six months ended June 30, 2022, the Company recorded a $5.2 million loss and $2.7 million gain, respectively, on the PEF in general and administrative expenses (three and six months ended June 30, 2021- $0.1 million gain). The fair value of the PEF asset was estimated using the Company’s share price quoted in active markets at the end of each reporting period.

DSUs liability

The fair value of DSUs liability was estimated using Company’s share price quoted in active markets at the end of each reporting period.

PSUs liability

The fair value of the PSUs liability was estimated based on a pricing model using inputs, such as Company’s share price and PSUs performance factor.

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

The following table presents gains or losses on derivatives and other financial instruments recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2021
Commodity price derivatives loss	$5,172	$21,217	$26,611	$44,849
Foreign currency derivatives loss	—	22	—	88
Derivative instruments loss	$5,172	$21,239	$26,611	$44,937

Unrealized PetroTal investment loss (gain)	$—	$2,614	$—	$(3,861)
Loss on sale of PetroTal shares	—	—	—	5,070
Other financial instruments loss	$—	$2,614	$—	$1,209

Revolving credit facility and Senior Notes

Financial instruments not recorded at fair value at June 30, 2022, included the Senior Notes and the revolving credit facility (Note 5).

At June 30, 2022, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $294.8 million and $292.6 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $281.5 million and $275.1 million, respectively. The fair value of long-term restricted cash and cash equivalents and the revolving credit facility approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

Commodity Price Derivatives

The Company may utilize commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flows to assure it can execute at least a portion of its planned capital spending.

All Company’s commodity price derivatives expired on June 30, 2022 and as at June 30, 2022, the Company had no outstanding commodity price derivatives.

11. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at June 30,		As at December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$108,558	$19,573	$26,109	$13,687
Restricted cash and cash equivalents - current	1,142	392	392	427
Restricted cash and cash equivalents - long-term (1)	4,827	3,590	4,903	3,409
	$114,527	$23,555	$31,404	$17,523
(1) Included in other long-term assets on the Company’s balance sheet

Net changes in assets and liabilities from operating activities were as follows:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021
Accounts receivable and other long-term assets	$2,356	$28
Derivatives	(6,961)	6,264
Inventory	(736)	(1,934)
Prepaids	(3,075)	(631)
Accounts payable and accrued and other long-term liabilities	8,264	11,991
Taxes receivable and payable	56,481	11,439
Net changes in assets and liabilities from operating activities	$56,329	$27,157

Changes in non-cash investing working capital for the six months ended June 30, 2022, are comprised of an increase in accounts payable and accrued liabilities of $11.2 million and an increase in accounts receivable of $0.2 million (six months ended June 30, 2021, an increase in accounts payable and accrued liabilities of $3.7 million and an increase in accounts receivable of $0.5 million).

The following table provides additional supplemental cash flow disclosures:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021
Cash paid for income taxes	$20,468	$7,139
Cash paid for interest	$11,933	$25,659

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$41,106	$31,887

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

Financial and Operational Highlights

Key Highlights for the second quarter of 2022
•Net income in the second quarter of 2022 was $53.0 million or $0.14 per share basic and diluted, compared to a net loss of $17.6 million or $(0.05) per share basic and diluted in the second quarter of 2021
•Income before income taxes in the second quarter of 2022 was $91.6 million compared to a loss before income taxes of $8.4 million in the second quarter of 2021
•During the second quarter of 2022, we completely repaid the amount drawn under the revolving credit facility, and as of June 30, 2022, the credit facility remained undrawn. Subsequent to quarter-end, the credit facility was terminated
•Funds flow from operations(2) increased by 345% to $103.6 million compared to the second quarter of 2021 and increased 19% from the first quarter of 2022
•During the second quarter, the Company generated $38.4 million of free cash flow(2), which was partially used for debt reduction
•NAR production for the second quarter of 2022 was 23,215 BOPD representing a 22% increase from 18,976 BOPD in the second quarter of 2021, primarily due to a successful drilling and workover campaign in the Acordionero and Costayaco fields. NAR production was comparable to the first quarter of 2022
•Sales volumes for the second quarter of 2022 were 22,847 BOPD representing a 24% increase from 18,454 BOPD in the second quarter of 2021 and was comparable to the first quarter of 2022
•Oil sales were $205.8 million, 113% higher compared to $96.6 million in the second quarter of 2021, as a result of a 62% increase in Brent price and higher sales volumes offset by higher quality and transportation discounts. Oil sales increased by 18% compared to $174.6 million in the first quarter of 2022 as a result of a 14% increase in Brent price, partially offset by higher quality and transportation discounts
•Operating expenses were $39.5 million, 50% higher than $26.2 million in the second quarter of 2021, due to increased workovers and higher power generation costs as a result of increased production in all major fields. Operating expenses increased by 13% from $34.9 million in the first quarter of 2022, primarily due to higher workover activities during current quarter
•Transportation expenses decreased by 16% compared to the second quarter of 2021. During the second quarter of 2021, there was a change in delivery points in response to national blockades in Colombia, which resulted in higher transportation costs for the period. Compared to the first quarter of 2022, transportation expenses decreased by 11% as a result of a change in transportation routes which had lower transportation costs per bbl
•Operating netback(2) increased by 143% to $163.8 million compared to $67.4 million in the second quarter of 2021 and increased 20% from $136.8 million in the first quarter of 2022
•Adjusted EBITDA(2) increased by 286% to $140.1 million compared to $36.3 million in the second quarter of 2021 and increased 17% from $119.4 million in the first quarter of 2022
•Quality and transportation discounts for the second quarter of 2022, increased to $13.00 per bbl compared to $11.54 per bbl in the second quarter of 2021 and $12.57 per bbl in the first quarter of 2022
•General and administrative expenses (“G&A”) before stock-based compensation increased by 10% compared to the second quarter of 2021 due to higher costs for special projects and travel costs in the current quarter. G&A expenses before stock-based compensation were comparable to the first quarter of 2022
•Capital additions for the second quarter of 2022 were $65.2 million, an increase of 74% and 57%, respectfully, compared to the second quarter of 2021 and the first quarter of 2022, as a result of the drilling program in the Acordionero and Costayaco fields

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
	2022	2021	% Change	2022	2022	2021	% Change
Average Daily Volumes (BOPD)
Consolidated
Working Interest (“WI”) Production Before Royalties	30,607	23,035	33	29,362	29,988	23,745	26
Royalties	(7,392)	(4,059)	82	(6,529)	(6,962)	(3,995)	74
Production NAR	23,215	18,976	22	22,833	23,026	19,750	17
Increase in Inventory	(368)	(522)	30	(103)	(236)	(393)	40
Sales(1)	22,847	18,454	24	22,730	22,790	19,357	18

Net Income (Loss)	$52,972	$(17,627)	401	$14,119	$67,091	$(55,049)	222

Operating Netback
Oil Sales	$205,785	$96,623	113	$174,569	$380,354	$192,116	98
Operating Expenses	(39,494)	(26,247)	50	(34,935)	(74,429)	(56,918)	31
Transportation Expenses	(2,513)	(3,002)	(16)	(2,834)	(5,347)	(5,601)	(5)
Operating Netback(2)	$163,778	$67,374	143	$136,800	$300,578	$129,597	132

G&A Expenses Before Stock-Based Compensation	$7,847	$7,133	10	$7,779	$15,626	$13,950	12
G&A Stock-Based Compensation Expense	1,989	1,873	6	4,557	6,546	5,544	18
G&A Expenses, Including Stock-Based Compensation	$9,836	$9,006	9	$12,336	$22,172	$19,494	14

Adjusted EBITDA(2)	$140,113	$36,299	286	$119,378	$259,491	$78,203	232

Funds Flow From Operations(2)	$103,625	$23,272	345	$87,310	$190,935	$52,245	265

Capital Expenditures	$65,199	$37,384	74	$41,483	$106,682	$74,811	43
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

EBITDA, as presented, is defined as net income or loss adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense and income tax expense. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, stock-based compensation expense or recovery, unrealized derivative instruments gain or loss, and other financial instruments gain or loss. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net income (loss) to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2022	2021
Net income (loss)	$52,972	$(17,627)	$14,119	$67,091	$(55,049)
Adjustments to reconcile net income (loss) to EBITDA and Adjusted EBITDA
DD&A expenses	42,216	28,927	40,963	83,179	60,245
Interest expense	12,194	13,935	12,128	24,322	27,747
Income tax expense	38,666	9,189	39,540	78,206	17,840
EBITDA (non-GAAP)	$146,048	$34,424	$106,750	$252,798	$50,783
Non-cash lease expense	747	370	411	1,158	814
Lease payments	(388)	(393)	(344)	(732)	(855)
Unrealized foreign exchange loss (gain)	4,341	477	(4,839)	(498)	13,480
Stock-based compensation expense	1,989	1,873	4,557	6,546	5,544
Unrealized derivative instruments (gain) loss	(12,624)	(3,066)	12,843	219	7,228
Other financial instruments loss	—	2,614	—	—	1,209
Adjusted EBITDA (non-GAAP)	$140,113	$36,299	$119,378	$259,491	$78,203

Funds flow from operations, as presented, is defined as net income or loss adjusted for DD&A expenses, deferred tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, derivative instruments gain or loss, cash settlement on derivative instruments and other financial instruments gain or loss. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. Free cash flow, as presented, is defined as funds flow less capital expenditures. Management uses this financial measure to analyze cash flow generated by our principal business activities after capital requirements and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income (loss) to funds flow from operations, and free cash flow is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2022	2021
Net income (loss)	$52,972	$(17,627)	$14,119	$67,091	$(55,049)
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	42,216	28,927	40,963	83,179	60,245
Deferred tax expense	13,241	9,203	18,713	31,954	17,854
Stock-based compensation expense	1,989	1,873	4,557	6,546	5,544
Amortization of debt issuance costs	1,131	894	887	2,018	1,775
Non-cash lease expense	747	370	411	1,158	814
Lease payments	(388)	(393)	(344)	(732)	(855)
Unrealized foreign exchange loss (gain)	4,341	477	(4,839)	(498)	13,480
Derivative instruments loss	5,172	21,239	21,439	26,611	44,937
Cash settlements on derivative instruments	(17,796)	(24,305)	(8,596)	(26,392)	(37,709)
Other financial instruments loss	—	2,614	—	—	1,209
Funds flow from operations (non-GAAP)	$103,625	$23,272	$87,310	$190,935	$52,245
Capital expenditures	$65,199	$37,384	$41,483	$106,682	$74,811
Free cash flow (non-GAAP)	$38,426	$(14,112)	$45,827	$84,253	$(22,566)

Additional Operational Results

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021	% Change	2022	2022	2021	% Change
Oil sales	$205,785	$96,623	113	$174,569	$380,354	$192,116	98
Operating expenses	39,494	26,247	50	34,935	74,429	56,918	31
Transportation expenses	2,513	3,002	(16)	2,834	5,347	5,601	(5)
Operating netback(1)	163,778	67,374	143	136,800	300,578	129,597	132

DD&A expenses	42,216	28,927	46	40,963	83,179	60,245	38
G&A expenses before stock-based compensation	7,847	7,133	10	7,779	15,626	13,950	12
G&A stock-based compensation expense	1,989	1,873	6	4,557	6,546	5,544	18
Foreign exchange loss (gain)	2,722	91	2,891	(3,725)	(1,003)	13,174	(108)
Derivative instruments loss	5,172	21,239	(76)	21,439	26,611	44,937	(41)
Other financial instruments loss	—	2,614	(100)	—	—	1,209	(100)
Interest expense	12,194	13,935	(12)	12,128	24,322	27,747	(12)
	72,140	75,812	(5)	83,141	155,281	166,806	(7)

Income (loss) before income taxes	91,638	(8,438)	1,186	53,659	145,297	(37,209)	490

Current income tax expense	25,425	(14)	181,707	20,827	46,252	(14)	330,471
Deferred income tax expense	13,241	9,203	44	18,713	31,954	17,854	79
	38,666	9,189	321	39,540	78,206	17,840	338
Net income (loss)	$52,972	$(17,627)	401	$14,119	$67,091	$(55,049)	222

Sales Volumes (NAR)
Total sales volumes, BOPD	22,847	18,454	24	22,730	22,847	19,357	18

Brent Price per bbl	$111.98	$69.08	62	$97.90	$104.94	$65.23	61

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$98.98	$57.54	72	$85.33	$92.21	$54.83	68
Operating expenses	19.00	15.62	22	17.08	18.04	16.24	11
Transportation expenses	1.21	1.79	(32)	1.39	1.30	1.60	(19)
Operating netback(1)	78.77	40.13	96	66.86	72.87	36.99	97

DD&A expenses	20.31	17.23	18	20.02	20.17	17.20	17
G&A expenses before stock-based compensation	3.77	4.25	(11)	3.80	3.79	3.98	(5)
G&A stock-based compensation expense	0.96	1.12	(14)	2.23	1.59	1.58	1
Foreign exchange loss (gain)	1.31	0.05	2,520	(1.82)	(0.24)	3.76	(106)

Derivative instruments loss	2.49	12.65	(80)	10.48	6.45	12.83	(50)
Other financial instruments loss	—	1.56	(100)	—	—	0.35	(100)
Interest expense	5.87	8.30	(29)	5.93	5.90	7.92	(26)
	34.71	45.16	(23)	40.64	37.66	47.62	(21)

Income (loss) before income taxes	44.06	(5.03)	976	26.22	35.21	(10.63)	431

Current income tax expense	12.23	(0.01)	122,400	10.18	11.21	—	100
Deferred income tax expense	6.37	5.48	16	9.15	7.75	5.10	52
	18.60	5.47	240	19.33	18.96	5.10	272
Net income (loss)	$25.46	$(10.50)	342	$6.89	$16.25	$(15.73)	203

(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2022	2021	2022	2022	2021
Average Daily Volumes (BOPD)
WI Production Before Royalties	30,607	23,035	29,362	29,988	23,745
Royalties	(7,392)	(4,059)	(6,529)	(6,962)	(3,995)
Production NAR	23,215	18,976	22,833	23,026	19,750
Increase in Inventory	(368)	(522)	(103)	(236)	(393)
Sales	22,847	18,454	22,730	22,790	19,357

Royalties, % of WI Production Before Royalties	24%	18%	22%	23%	17%

Oil production NAR for the three and six months ended June 30, 2022, increased by 22% and 17% compared to the corresponding periods of 2021 due to the successful drilling and workover campaign in the Acordionero and Costayaco fields. Oil production NAR was comparable to the prior quarter.

Royalties as a percentage of production for the three and six months ended June 30, 2022, increased to 24% and 23% compared to the corresponding periods of 2021 and increased compared to the prior quarter commensurate with the increase in benchmark oil prices and the price sensitive royalty regime in Colombia.

WI Production Before Royalties
Average Daily Volumes (BOPD)
40,000
30,000
20,000
10,000
—
Royalties as a % of Production
30%
28%
25%
23%
20%
18%
15%
23,035
28,957
29,493
29,362
30,607
18%
19%
21%
22%
24%
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Gross Production
Royalties as a % of Production

WI Production By Block, Year-to-Date June 30, 2022
Other, 20%
Midas, 52%
Chaza, 28%
Midas
Chaza
Other

The Midas block includes the Acordionero, Chuira, and Ayombero oil fields, and the Chaza block includes the Costayaco and Moqueta oil fields.

Operating Netback

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2022	2021
Oil Sales	$205,785	$96,623	$174,569	$380,354	$192,116
Transportation Expenses	(2,513)	(3,002)	(2,834)	(5,347)	(5,601)
	203,272	93,621	171,735	375,007	186,515
Operating Expenses	(39,494)	(26,247)	(34,935)	(74,429)	(56,918)
Operating Netback(1)	$163,778	$67,374	$136,800	$300,578	$129,597

(U.S. Dollars Per bbl Sales Volumes NAR)
Brent	$111.98	$69.08	$97.90	$104.94	$65.23
Quality and Transportation Discounts	(13.00)	(11.54)	(12.57)	(12.73)	(10.40)
Average Realized Price	98.98	57.54	85.33	92.21	54.83
Transportation Expenses	(1.21)	(1.79)	(1.39)	(1.30)	(1.60)
Average Realized Price Net of Transportation Expenses	97.77	55.75	83.94	90.91	53.23
Operating Expenses	(19.00)	(15.62)	(17.08)	(18.04)	(16.24)
Operating Netback(1)	$78.77	$40.13	$66.86	$72.87	$36.99
(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition of this measure.

Change in Operating Netback by Component
Q2 2021 vs. Q2 2022
$100.00
$75.00
$50.00
$25.00
$0.00
$ / BBL
$40.13
$41.44
$0.58
$(3.38)
$78.77
Q2 2021 Netback
Revenue
Transportation Expenses
Operating Expenses
Q2 2022 Netback

Change in Operating Netback by Component
Q2 2021 YTD vs. Q2 2022 YTD
$ / BBL
$80.00
$60.00
$40.00
$20.00
$0.00
$36.99
$37.38
$0.30
$(1.80)
$72.87
Q2 2021 Netback
Revenue
Transportation Expenses
Operating Expenses
Q2 2022 Netback

Quality and Transportation Discounts & Transportation Expenses
$20.00
$15.00
$10.00
$5.00
$0.00
$ / BBL
$13.33
$12.94
$14.10
$13.96
$14.21
$1.79
$1.43
$1.32
$1.39
$1.21
$11.54
$11.51
$12.78
$12.57
$13.00
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Total Transportation Expenses and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

Oil sales for the three months ended June 30, 2022, increased by 113% to $205.8 million due to a 62% increase in Brent price and 24% higher sales volumes, partially offset by a 13% increase in the quality and transportation discounts as a result of the widening of the Castilla and Vasconia differentials to $7.82 and $5.09 per bbl for the three months ended June 30, 2022 from $5.02 and $2.89 for the corresponding period of 2021, respectively. For the six months ended June 30, 2022, oil sales increased by 98% to $380.4 million compared to the corresponding period of 2021 due to 61% increase in Brent price and 18% higher sales volumes, partially offset by 22% increase in the quality and transportation discounts as a result of widening of Castilla and Vasconia differentials to $7.10 and $4.35 for the six months ended June 30, 2022 from $4.50 and $2.65 per bbl for the corresponding period of 2021, respectively. Compared to the prior quarter, oil sales increased 18%, primarily as a result of a 14% increase in Brent price, partially offset by 3% higher quality and transportation discounts.

The following table shows the effect of changes in realized price and sales volumes on our oil sales for the three and six months ended June 30, 2022, compared to the prior quarter and the corresponding periods of 2021:

(Thousands of U.S. Dollars)	Second Quarter 2022 Compared with First Quarter 2022	Second Quarter 2022 Compared with Second Quarter 2021	Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Oil sales for the comparative period	$174,569	$96,623	$192,116
Realized sales price increase effect	28,371	86,159	154,176
Sales volumes increase effect	2,845	23,003	34,062
Oil sales for the three and six months ended June 30, 2022	$205,785	$205,785	$380,354

The average realized price for the three and six months ended June 30, 2022, increased by 72% and 68%, compared to the corresponding periods of 2021. The increase was commensurate with the increase in benchmark oil prices, offset by higher Castilla and Vasconia differentials. Compared to the prior quarter, the average realized price increased 16% due to higher benchmark oil prices, offset by higher Castilla and Vasconia differentials.

Operating expenses for the three months ended June 30, 2022, increased by 50% to $39.5 million or by $3.38 per bbl to $19.00 per bbl, primarily as a result of $1.16 per bbl increased workovers and $1.95 per bbl higher power generation costs as a result of increased production in all major fields compared to the corresponding period of 2021. Lower operating activities during the second quarter of 2021 were attributed to national blockades in Colombia affecting all major fields.

Operating expenses for the six months ended June 30, 2022, increased by 31% to $74.4 million or by $1.80 per bbl to $18.04 per bbl, primarily due to $0.58 per bbl increased workovers and $1.11 per bbl higher power generation costs as a result of increased production in all major fields. Compared to the prior quarter, operating expenses increased by 13% or $1.92 per bbl from $34.9 million or $17.08 per bbl, primarily due to higher workover activities.

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia using each option for the three and six months ended June 30, 2022 and 2021, and the prior quarter:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2022	2021	2022	2022	2021
Volume transported through pipeline	—%	9%	—%	—%	5%
Volume sold at wellhead	48%	67%	47%	48%	58%
Volume transported via truck to sales point	52%	24%	53%	52%	37%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of a lower realized price, offset by lower transportation expenses.

Transportation expenses for the three and six months ended June 30, 2022, decreased by 16% and 5% to $2.5 million and $5.3 million, respectively, compared to the corresponding periods of 2021. On a per bbl basis, transportation expenses decreased by 32% and 19% to $1.21 and $1.30 for the three and six months ended June 30, 2022 compared to the corresponding periods of 2021. The decrease in transportation expenses per bbl compared to the corresponding periods of 2021 was a result of change in transportation routes that had lower transportation costs per bbl. During the second quarter of 2021, there was a change in delivery points in response to national blockades in Colombia which had higher transportation costs per bbl.

For the three months ended June 30, 2022, transportation expenses decreased by 11% compared to $2.8 million in the prior quarter. On a per bbl basis, transportation expenses decreased by 13% from $1.39 in the prior quarter due to higher volumes sold at wellhead and lower volumes transported from Suroriente block which was impacted by local farmers blockade during the second quarter of 2022.

Transportation Expenses
$4.0
$3.0
$2.0
$1.0
$—
$ Million
$2.50
$2.00
$1.50
$1.00
$ / BBL
$3.0
$3.1
$2.9
$2.8
$2.5
$1.79
$1.43
$1.32
$1.39
$1.21
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Transportation Expense
Transportation Expenses ($/BBL)

DD&A Expenses

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2022	2021	2022	2022	2021
DD&A Expenses, thousands of U.S. Dollars	$42,216	$28,927	$40,963	$83,179	$60,245
DD&A Expenses, U.S. Dollars per bbl	20.31	17.23	20.02	20.17	17.20

DD&A expenses for the three and six months ended June 30, 2022, increased 46% and 38% or $3.08 and $2.97 per bbl due to increased production and higher costs in the depletable base compared to the corresponding periods of 2021.

For the three months ended June 30, 2022, DD&A expenses increased 3% when compared to the prior quarter due to higher production in the current quarter. On a per bbl basis, DD&A expenses increased by $0.29 when compared to the prior quarter due to higher costs in the depletable base.

G&A Expenses

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021	% Change	2022	2022	2021	% Change
G&A Expenses Before Stock-Based Compensation	$7,847	$7,133	10	$7,779	$15,626	$13,950	12
G&A Stock-Based Compensation Expense	1,989	1,873	6	4,557	6,546	5,544	18
G&A Expenses, Including Stock-Based Compensation	$9,836	$9,006	9	$12,336	$22,172	$19,494	14
(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses Before Stock-Based Compensation	$3.77	$4.25	(11)	$3.80	$3.79	$3.98	(5)
G&A Stock-Based Compensation Expense	0.96	1.12	(14)	2.23	1.59	1.58	1
G&A Expenses, Including Stock-Based Compensation	$4.73	$5.37	(12)	$6.03	$5.38	$5.56	(3)

For the three and six months ended June 30, 2022, G&A expenses before stock-based compensation increased by 10% to $7.8 million and 12% to $15.6 million, respectively, primarily due to higher costs for special projects and increase in travel expenses compared to corresponding periods of 2021. On a per bbl basis, G&A expenses before stock-based compensation decreased by $0.48 and $0.19 per bbl to $3.77 and $3.79 per bbl, respectively, primarily due higher sales volumes in 2022 compared to the corresponding periods of 2021. When compared to prior quarter, G&A expenses before stock-based compensation and on per bbl basis were comparable.

G&A expenses after stock-based compensation for the three and six months ended June 30, 2022, increased by 9% per bbl and 14% per bbl respectively, due to higher share price compared to the corresponding periods of 2021. On a per bbl basis, G&A expenses after stock-based compensation decreased by $0.64 and $0.18 per bbl, respectively, compared to the corresponding periods of 2021, mainly due to higher sales volumes in 2022. Compared to prior quarter, G&A expenses after stock-based compensation decreased by 20% or $1.30 on a per bbl basis, due to lower stock-based compensation resulting from a lower share price in the second quarter of 2022.

G&A Expenses Before Stock-Based Compensation
$ Millions
$10.0
$7.5
$5.0
$2.5
$ / BBL
$10.00
$7.50
$5.00
$2.50
$7.1
$5.4
$8.5
$7.8
$7.8
$4.25
$2.48
$3.87
$3.80
$3.77
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
G&A Expenses Before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/BBL)

Foreign Exchange Gains and Losses

For the three and six months ended June 30, 2022, we had a $2.7 million loss and $1.0 million gain, respectively, on foreign exchange compared to a $0.1 million and $13.2 million loss, respectively, for the corresponding periods of 2021. Accounts receivable, taxes receivable, deferred income taxes, accounts payable, and prepaid equity forward (“PEF”) are considered monetary items and require translation from local currency to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange gains and losses in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in the U.S. dollar against the Colombian peso	strengthened by	strengthened by	strengthened by	strengthened by
	10%	1%	4%	9%
Change in the U.S. dollar against the Canadian dollar	strengthened by	weakened by	strengthened by	weakened by
	3%	1%	2%	3%

Financial Instrument Gains and Losses

The following table presents the nature of our derivative and other financial instruments gains and losses for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2021
Commodity price derivatives loss	$5,172	$21,217	$26,611	$44,849
Foreign currency derivatives loss	—	22	—	88
Derivative instruments loss	$5,172	$21,239	$26,611	$44,937

Unrealized PetroTal investment loss (gain)	$—	$2,614	$—	$(3,861)
Loss on sale of PetroTal shares	—	—	—	5,070
Other financial instruments loss	$—	$2,614	$—	$1,209

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2021
Income (loss) before income tax	$91,638	$(8,438)	$145,297	$(37,209)

Current income tax expense	$25,425	$(14)	$46,252	$(14)
Deferred income tax expense	13,241	9,203	31,954	17,854
Total income tax expense	$38,666	$9,189	$78,206	$17,840

Effective tax rate	42%	(109)%	54%	(48)%

Current income tax expense was $46.3 million for the six months ended June 30, 2022, compared to a small recovery in the corresponding period in 2021, primarily due to an increase in taxable income. The deferred income tax expense for the six months ended June 30, 2022, was also the result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax expense in the comparative period of 2021 resulted from excess tax depreciation compared with accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the six months ended June 30, 2022, the difference between the effective tax rate of 54% and the 35% Colombian tax rate was primarily due to $26.6 million of hedging loss and $24.3 million of financing cost related to senior notes, and $21.5 million of corporate costs, which were incurred in a jurisdictions where no tax benefit is recognized.

For the six months ended June 30, 2021, the difference between the effective tax rate of (48)% and the 31% Colombian tax rate was primarily due to $44.9 million hedging loss, $27.7 million financing cost related to Senior Notes and foreign exchange loss, which were incurred in a jurisdictions where no tax benefit is recognized. These were partially offset by a decrease in valuation allowance.

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Second Quarter 2022 Compared with First Quarter 2022	% change	Second Quarter 2022 Compared with Second Quarter 2021	% change	Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021	% change
Net income (loss) for the comparative period	$14,119		$(17,627)		$(55,049)
Increase (decrease) due to:
Sales price	28,371		86,159		154,176
Sales volumes	2,845		23,003		34,062
Expenses:
Operating	(4,559)		(13,247)		(17,511)
Transportation	321		489		254
Cash G&A	(68)		(714)		(1,676)
Net lease payments	292		382		467
Severance	—		—		—
Interest, net of amortization of debt issuance costs	178		1,978		3,668
Realized foreign exchange	2,733		1,233		199
Cash settlements on derivative instruments	(9,200)		6,509		11,317
Current taxes	(4,598)		(25,439)		(46,266)
Net change in funds flow from operations(1) from comparative period	16,315		80,353		138,690
Expenses:
Depletion, depreciation and accretion	(1,253)		(13,289)		(22,934)
Goodwill impairment	—		—		—
Asset impairment	—		—		—
Deferred tax	5,472		(4,038)		(14,100)
Amortization of debt issuance costs	(244)		(237)		(243)
Stock-based compensation	2,568		(116)		(1,002)
Derivative instruments gain or loss, net of settlements on derivative instruments	25,467		9,558		7,009
Other financial instruments loss	—		2,614		1,209
Unrealized foreign exchange	(9,180)		(3,864)		13,978
Other loss	—		—		—
Net lease payments	(292)		(382)		(467)
Net change in net income (loss)	38,853		70,599		122,140
Net income for the current period	$52,972	275%	$52,972	401%	$67,091	222%

(1)Funds flow from operations is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended June 30, 2022 were $65.2 million:

(Millions of U.S. Dollars)
Colombia:
Exploration	$10.0
Development:
Drilling and Completions	34.6
Facilities	4.7
Other	12.6
61.9
Corporate & Ecuador	3.3
$65.2

During the three months ended June 30, 2022, we commenced drilling the following wells in Colombia:

Number of wells (Gross and Net)
Exploration	1.0
Development	9.0
Service	4.0
14.0

We spud one exploration, nine development and four water injection wells of which 11 were in the Midas Block, and three were in the Chaza Block. Of the wells spud during the quarter 10 were completed, three were in-progress and one exploration well was dry as of June 30, 2022.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	June 30, 2022	% Change	December 31, 2021
Cash and Cash Equivalents	$108,558	316	$26,109

Revolving Credit Facility	$—	(100)	$67,500

6.25% Senior Notes	$300,000	—	$300,000

7.75% Senior Notes	$300,000	—	$300,000

We believe that our capital resources, including cash on hand, cash generated from operations and available borrowings under new credit facility which we are planning to obtain will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for the next 12 months and beyond, given current oil price trends and production levels. We plan to replace our prior credit facility with a smaller one to align with our current business objectives. We may also access capital markets to pursue financing and refinance our Senior Notes. In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us with the flexibility to respond to both internal growth opportunities and those available through acquisitions. We intend to pursue growth opportunities and acquisitions from time to time, which may require significant capital, be located in basins or countries beyond our current operations, involve joint ventures, or be sizable as compared to our current assets and operations.

As at June 30, 2022, the borrowing base of our Senior Secured Credit Facility (the “revolving credit facility”) was $150 million, with $125 million readily available and $25 million subject to approval by majority lenders. During the three months ended June 30, 2022, we completely paid-off the outstanding balance on the revolving credit facility and subsequent to the quarter, the revolving credit facility was terminated. At June 30, 2022, and the date of termination, respectively, we were in compliance with all applicable covenants.

At June 30, 2022, we had a $300.0 million aggregate principal amount of 6.25% Senior Notes due 2025 and a $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 outstanding. An event of default under the revolving credit facility would result in a default under the indentures governing the senior notes, which could allow the noteholders to require us to repurchase all of the outstanding Senior Notes.

In accordance with our investment policy, available cash balances are held in our primary cash management banks or invested in U.S. or Canadian government-backed federal, provincial, or state securities or other money market instruments with high credit ratings and short-term liquidity.

Derivative Positions

All our outstanding commodity price derivatives expired on June 30, 2022 and as at June 30, 2022, we had no outstanding foreign exchange or commodity price derivative positions.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2022	2021
Sources of cash and cash equivalents:
Net income (loss)	$67,091	$(55,049)
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	83,179	60,245
Interest expense	24,322	27,747
Income tax expense	78,206	17,840
Other loss	—	—
Non-cash lease expenses	1,158	814
Lease payments	(732)	(855)
Unrealized foreign exchange (gain) loss	(498)	13,480
Stock-based compensation expense	6,546	5,544
Unrealized derivative instruments loss	219	7,228
Other financial instruments loss	—	1,209
Adjusted EBITDA(1)	259,491	78,203
Current income tax (expense) recovery	(46,252)	14
Contractual interest and other financing expenses	(22,304)	(25,972)
Funds flow from operations(1)	190,935	52,245
Proceeds from issuance of exercise of stock options	1,283	8
Proceeds from issuance of shares of Common Stock, net of issuance costs	2	—
Proceeds from disposition of investment, net of transaction costs	—	14,632
Net changes in assets and liabilities from operating activities	56,329	27,157
Changes in non-cash investing working capital	10,964	3,176
	259,513	97,218

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(106,682)	(74,811)
Repayment of debt	(67,525)	(15,126)
Settlement of asset retirement obligations	(242)	(248)
Lease payments	(1,261)	(513)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(680)	(488)
	(176,390)	(91,186)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$83,123	$6,032

(1) Adjusted EBITDA and funds flow from operations are a non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices. Sales volume changes and costs related to operations and debt service also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes. During the six months ended June 30, 2022, funds flow from operations increased by 265% compared to the corresponding period of 2021 primarily due to a significant increase in Brent price and increase in production, which were partially offset by higher Castilla and Vasconia differentials and an increase in operating expenses and cash settlements on derivative instruments.

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

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our revolving credit facility, which bears floating rates of interest. At June 30, 2022, our outstanding balance under revolving credit facility was nil (December 31, 2021 - $67.5 million). Subsequent to the quarter, the revolving credit facility was terminated and the Company is no longer exposed to fluctuations on market interest rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.3	Certificate of Retirement dated July 9, 2018	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 9, 2018 (SEC File No. 001-34018).

3.4	Amendment No.1 to Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2021 (SEC File No. 001-34018).

10.1#	Amended and Rotated Gran Tierra Energy Inc. 2007 Equity Incentive Plan	Incorporated by reference to the Appendix of the Definitive Proxy Statement filed with the SEC on March 25, 2022 (SEC File No. 001-34018).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: August 8, 2022	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)