Form 10-Q
period 2022-09-30
GRAN TIERRA ENERGY INC.
filed 2022-11-02
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022

or

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

On October 31, 2022, 368,898,619 shares of the registrant’s Common Stock, $0.001 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2022

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity, the impacts of the coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “budget,” “objective,” “could,” “should,” or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our operations are located in South America and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events (including the ongoing COVID-19 pandemic); global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including inflation and changes resulting from a global health crisis, the Russian invasion of Ukraine, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC, such as its recent decision to cut production and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predicts, which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute its business plan and realize expected benefits from current initiatives; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability to obtain a new credit agreement and comply with financial covenants in its credit agreement and indentures and make borrowings under any credit agreement; and those factors set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K (the “2021 Annual Report on Form 10-K”), and in our other filings with the Securities and Exchange Commission (“SEC”). The unprecedented nature of the COVID-19 pandemic and volatility in the worldwide economy and oil and gas industry makes, including the unpredictable nature of the resurgence of cases, possible variants and governmental responses, it more difficult to predict the accuracy of forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OIL SALES (Note 7)	$168,397	$135,319	$548,751	$327,435

EXPENSES
Operating	41,837	38,448	116,266	95,366
Transportation	2,417	3,130	7,764	8,731
Depletion, depreciation and accretion	45,320	38,055	128,499	98,300
General and administrative (Note 10)	8,114	6,497	30,286	25,991
Foreign exchange loss	1,489	2,650	486	15,824
Derivative instruments loss (Note 10)	—	2,603	26,611	47,540
Other financial instruments gain	—	(13,634)	—	(12,425)
Gain on repurchase of Senior Notes (Note 5)	(2,598)	—	(2,598)	—
Interest expense (Note 5)	11,421	13,608	35,743	41,355
	108,000	91,357	343,057	320,682
INCOME BEFORE INCOME TAXES	60,397	43,962	205,694	6,753

INCOME TAX EXPENSE (RECOVERY)
Current (Note 8)	16,820	—	63,072	(14)
Deferred (Note 8)	4,914	8,955	36,868	26,809
	21,734	8,955	99,940	26,795
NET AND COMPREHENSIVE INCOME (LOSS)	$38,663	$35,007	$105,754	$(20,042)

NET INCOME (LOSS) PER SHARE

- BASIC	$0.11	$0.10	$0.29	$(0.05)
- DILUTED	$0.10	$0.10	$0.28	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	367,305,426	366,992,802	367,754,192	366,985,646
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	371,310,738	367,740,722	372,387,904	366,985,646

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at September 30, 2022	As at December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$118,173	$26,109
Restricted cash and cash equivalents (Note 11)	1,142	392
Accounts receivable	10,694	13,185
Inventory	18,704	14,526
Taxes receivable (Note 3)	52	45,506
Other current assets (Note 10)	12,035	2,083
Total Current Assets	160,800	101,801

Oil and Gas Properties
Proved	933,343	859,580
Unproved	111,531	131,865
Total Oil and Gas Properties	1,044,874	991,445
Other capital assets	11,143	4,352
Total Property, Plant and Equipment (Note 4)	1,056,017	995,797

Other Long-Term Assets
Deferred tax assets	17,713	61,494
Taxes receivable (Note 3)	25,952	17,522
Other long-term assets (Note 10)	17,873	12,497
Total Other Long-Term Assets	61,538	91,513
Total Assets	$1,278,355	$1,189,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$181,017	$148,694
Current portion of long-term debt (Note 5)	—	66,987
Derivatives	—	2,976
Taxes payable (Note 3)	25,888	6,620
Other (Note 6 and 10)	15,381	2,710
Total Current Liabilities	222,286	227,987

Long-Term Liabilities
Long-term debt (Notes 5 and 10)	575,684	587,404
Asset retirement obligation	58,657	54,525
Equity compensation award liability (Note 6 and 10)	17,826	13,718
Other long-term liabilities	7,302	3,397
Total Long-Term Liabilities	659,469	659,044

Contingencies (Note 9)

Shareholders' Equity
Common Stock (Note 6) (368,882,887 and 367,144,500 shares issued, 358,149,185 and 367,144,500 outstanding of Common Stock, par value $0.001 per share, as at September 30, 2022, and December 31, 2021, respectively)	10,272	10,270
Additional paid-in capital	1,290,711	1,287,582
Treasury Stock (Note 6)	(14,365)	—
Deficit	(890,018)	(995,772)
Total Shareholders’ Equity	396,600	302,080
Total Liabilities and Shareholders’ Equity	$1,278,355	$1,189,111

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$105,754	$(20,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	128,499	98,300
Deferred tax expense	36,868	26,809
Stock-based compensation expense (Note 6)	6,376	6,597
Amortization of debt issuance costs (Note 5)	2,769	2,682
Unrealized foreign exchange loss	6,138	16,945
Gain on repurchase of Senior Notes (Note 5)	(2,598)	—
Derivative instruments loss	26,611	47,540
Cash settlements on derivatives instruments	(26,611)	(45,041)
Other financial instruments gain	—	(12,425)
Cash settlement of asset retirement obligation	(1,673)	(483)
Non-cash lease expenses	2,009	1,222
Lease payments	(1,134)	(1,239)
Net change in assets and liabilities from operating activities (Note 11)	72,838	17,956
Net cash provided by operating activities	355,846	138,821

Investing Activities
Additions to property, plant and equipment	(163,717)	(109,650)
Proceeds on disposition of investment, net of transaction costs	—	14,632
Changes in non-cash investing working capital (Note 11)	3,255	709
Net cash used in investing activities	(160,462)	(94,309)

Financing Activities
Repayment of debt (Note 5)	(67,623)	(40,125)
Re-purchase of Senior Notes (Note 5)	(17,274)	—
Re-purchase of Common Stock (Note 6)	(14,365)	—
Proceeds from issuance of Common Stock, net of issuance costs	2	—
Proceeds from exercise of stock options	1,292	19
Lease payments	(1,991)	(1,269)
Net cash used in financing activities	(99,959)	(41,375)

Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(1,996)	(528)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	93,429	2,609
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 11)	31,404	17,523
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 11)	$124,833	$20,132

Supplemental cash flow disclosures (Note 11)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share Capital
Balance, beginning of period	$10,272	$10,270	$10,270	$10,270
Issuance of common stock (Note 6)	—	—	2	—
Balance, end of period	10,272	10,270	10,272	10,270

Additional Paid-in Capital
Balance, beginning of period	1,290,075	1,286,235	1,287,582	1,285,018
Exercise of stock options	9	10	1,292	18
Stock-based compensation (Note 6)	627	648	1,837	1,857
Balance, end of period	1,290,711	1,286,893	1,290,711	1,286,893

Treasury Stock
Balance, beginning of period	—	—	—	—
Purchase of treasury shares (Note 6)	(14,365)	—	(14,365)	—
Balance, end of period	(14,365)	—	(14,365)	—

Deficit
Balance, beginning of period	$(928,681)	$(1,093,303)	$(995,772)	$(1,038,254)
Net income (loss)	38,663	35,007	105,754	(20,042)
Balance, end of period	(890,018)	(1,058,296)	(890,018)	(1,058,296)

Total Shareholders’ Equity	396,600	238,867	396,600	238,867

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars, unless otherwise indicated)

1. Description of Business

Gran Tierra Energy Inc. a Delaware corporation (the “Company” or “Gran Tierra”), is a publicly traded company focused on international oil and natural gas exploration and production with assets currently in Colombia and Ecuador.

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

3. Taxes Receivable and Payable

The table below shows the break-down of taxes receivable and payable, which are comprised of value added tax (“VAT”) and income tax:

(Thousands of U.S. Dollars)	As at September 30, 2022	As at December 31, 2021
Taxes Receivable
Current
VAT Receivable	$52	$21,918
Income Tax Receivable	—	23,588
	$52	$45,506
Long-Term
Income Tax Receivable	$25,952	$17,522

Taxes Payable
Current
VAT Payable	$6,425	$6,620
Income Tax Payable	19,463	—
	$25,888	$6,620

Total Taxes Receivable net of Taxes Payable	$116	$56,408

The following table shows the movement of VAT and income tax receivables for the period identified below:

(Thousands of U.S. Dollars)	VAT Receivable (Payable)	Income Tax Receivable	Total Net Taxes Receivable
Balance, as at December 31, 2021	$15,298	$41,110	$56,408
Collected through direct government refunds	(376)	(99)	(475)
Collected through sales contracts	(124,655)	—	(124,655)
Taxes paid (1)	103,537	29,881	133,418
Current tax expense	—	(63,072)	(63,072)
Foreign exchange loss	(177)	(1,331)	(1,508)
Balance, as at September 30, 2022	$(6,373)	$6,489	$116
(1)VAT is paid on certain goods and services and collected on sales in Colombia at a rate of 19%

4. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at September 30, 2022	As at December 31, 2021
Oil and natural gas properties
Proved	$4,500,932	$4,302,473
Unproved	111,531	131,865
	4,612,463	4,434,338
Other(1)	44,550	34,943
	4,657,013	4,469,281
Accumulated depletion and depreciation and impairment	(3,600,996)	(3,473,484)
	$1,056,017	$995,797
(1) The “other” category includes right-of-use assets for operating and finance leases of $22.4 million, which had a net book value of $9.9 million as at September 30, 2022 (December 31, 2021 - $13.9 million, which had a net book value of $3.9 million).

For the three and nine months ended September 30, 2022, and 2021, the Company had no ceiling test impairment losses. The Company used an average Brent price of $94.85 and $60.12 per bbl, for the purposes of the September 30, 2022 and 2021 ceiling test calculations, respectively.

5. Debt and Debt Issuance Costs

The Company’s debt at September 30, 2022, and December 31, 2021, was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2022	As at December 31, 2021
Current
Revolving credit facility	$—	$67,500
Unamortized debt issuance costs	—	(513)
	$—	$66,987

Long-Term
6.25% Senior Notes, due February 2025	$279,909	$300,000
7.75% Senior Notes, due May 2027	300,000	300,000
Unamortized debt issuance costs	(11,572)	(14,030)
	568,337	585,970
Long-term lease obligation(1)	7,347	1,434
	$575,684	$587,404
	$575,684	$654,391
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $2.6 million as at September 30, 2022 (December 31, 2021 - $3.3 million).

During the three months ended September 30, 2022, the Company terminated its prior revolving credit facility agreement and entered into a new credit facility agreement with a market lender in the global commodities industry. The credit facility has a borrowing base of up to $150 million, with $100 million as an initial commitment available at September 30, 2022, and an option for an additional $50 million upon mutual agreement by the Company and the lender. The credit facility bears interest based on the secured overnight financing rate posted by the Federal Reserve Bank of New York plus a credit margin of 6.0% and a credit-adjusted spread of 0.26%. Undrawn amounts under the credit facility bear interest at 2.1% per annum, based on the amount available. The credit facility is secured by the Company’s Colombian assets and economic rights. It has a final maturity date of August 15, 2024, which may be extended to February 18, 2025, upon the satisfaction of certain conditions. The availability period for the draws is six months commencing the date of the credit facility. As of September 30, 2022, the credit facility remained undrawn.

Under the terms of the credit facility, the Company is required to maintain compliance with the following financial covenants:

i.Global Coverage Ratio of at least 150% is calculated using the net present value of the consolidated future cash flows of the Company up to the final maturity date discounted at 10% over the outstanding amount on the credit facility at each reporting period. The net present value of the consolidated future cash flows of the Company is required to be based on 80% of the prevailing ICE Brent forward strip.

ii.Prepayment Life Coverage Ratio of at least 150% calculated using the estimated aggregate value of commodities to be delivered under the commercial contract from the commencement date to the final maturity date based on 80% of the prevailing ICE Brent forward strip and adjusted for quality and transportation discounts over the outstanding amount on the credit facility including interest and all other costs payable to the lender.

i.Liquidity ratio where the Company’s projected sources of cash exceed projected uses of cash by at least 1.15 times in each quarter period included in one year consolidated future cash flows. The future cash flows represent forecasted expected cash flows from operations, less anticipated capital expenditures, and certain other adjustments. The commodity pricing assumption used in this covenant is required to be 90% of the prevailing Brent forward strip for the projected future cash flows.

As of September 30, 2022, the Company was in compliance with all the above covenants.

During the three months ended September 30, 2022, the Company re-purchased in the open market $20.1 million of 6.25% Senior Notes for cash consideration of $17.3 million, including interest payable of $0.1 million. The re-purchase resulted in a $2.6 million gain, which included the write-off of deferred financing fees of $0.3 million. The re-purchased 6.25% Senior Notes were not cancelled and were held by the Company as treasury bonds as of September 30, 2022.

Interest Expense

The following table presents the total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2021
Contractual interest and other financing expenses	$10,670	$12,701	$32,974	$38,673
Amortization of debt issuance costs	751	907	2,769	2,682
	$11,421	$13,608	$35,743	$41,355

6. Share Capital

Shares of Common Stock
Shares issued and outstanding at December 31, 2021	367,144,500
Shares issued on option exercise	1,738,387
Shares issued at September 30, 2022	368,882,887
Treasury stock	(10,733,702)
Shares issued and outstanding at September 30, 2022	358,149,185
During the three months ended September 30, 2022, the Company implemented a share re-purchase program (the “2022 Program”) through the facilities of the Toronto Stock Exchange (“TSX”) and eligible alternative trading platforms in Canada. Under the 2022 Program, the Company is able to purchase at prevailing market prices up to 36,033,969 shares of Common Stock, representing approximately 10% of the issued and outstanding shares of Common Stock as of August 22, 2022. The 2022 Program will expire on August 31, 2023, or earlier if the 10% share maximum was reached. Re-purchases are subject to the availability of stock, prevailing market conditions, the trading price of the Company’s stock, the Company’s financial performance and other conditions.

During the three and nine months ended September 30, 2022, the Company re-purchased 10,733,702 shares at a weighted average price of $1.34 per share. The re-purchased shares were held by the Company and were recorded as treasury stock as of September 30, 2022.

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the nine months ended September 30, 2022:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2021	30,365,196	5,710,764	17,848,722	1.20
Granted	6,841,907	683,233	2,814,947	1.40
Exercised	(4,396,646)	—	(1,738,387)	0.74
Forfeited	(1,282,224)	—	(264,858)	1.24
Expired	—	—	(1,322,620)	2.78
Balance, September 30, 2022	31,528,233	6,393,997	17,337,804	1.16

For the three and nine months ended September 30, 2022, there was $0.2 million of stock-based compensation recovery and $6.4 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2021, there was $1.1 million and $6.6 million of stock-based compensation expense, respectively.

At September 30, 2022, there was $16.4 million (December 31, 2021 - $11.8 million) of unrecognized compensation costs related to unvested PSUs and stock options, which are expected to be recognized over a weighted-average period of 1.6 years. During the nine months ended September 30, 2022, the Company paid out $2.4 million for PSUs vested on December 31, 2021 (nine months ended September 30, 2021 - $0.6 million for PSUs vested on December 31, 2020).

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock issued and outstanding during each period.

Diluted net income per share is calculated using the treasury stock method for share-based compensation arrangements. The treasury stock method assumes that any proceeds obtained on the exercise of share-based compensation arrangements would be used to purchase common shares at the average market price during the period. The weighted average number of shares is then adjusted by the difference between the number of shares issued from the exercise of share-based compensation arrangements and shares re-purchased from the related proceeds. Anti-dilutive shares represent potentially dilutive securities excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.

Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding	367,305,426	366,992,802	367,754,192	366,985,646
Shares issuable pursuant to stock options	11,330,144	1,574,305	12,024,315	—
Shares assumed to be purchased from proceeds of stock options	(7,324,832)	(826,385)	(7,390,603)	—
Weighted average number of diluted common shares outstanding	371,310,738	367,740,722	372,387,904	366,985,646

For the three and nine months ended September 30, 2022, 6,161,672 and 5,863,881 options, respectively (three and nine months ended September 30, 2021- 16,362,882 and all options, respectively), on a weighted average basis were excluded from the diluted income (loss) per share calculation as the options were anti-dilutive.
7. Oil Sales

The Company’s revenues are generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, quality, and transportation discounts each month. For the three and nine months ended September 30, 2022, 100% (three and nine months ended September 30, 2021 - 100%) of the Company’s revenue resulted from oil sales. During the three and nine months ended September 30, 2022, quality and transportation discounts were 14% and 13% of the average ICE Brent price (three and nine months ended September 30, 2021 - 16% and 15%, respectively).

During the three months ended September 30, 2022, the Company’s production was sold primarily to one major customer in Colombia (three months ended September 30, 2021 - two, representing 63% and 25% of the total sales volumes). During the nine months ended September 30, 2022, the Company’s production was sold primarily to two major customers in Colombia, representing 71% and 29% of the total sales volumes (nine months ended September 30, 2021 - two, representing 68% and 24% of the total sales volumes).

As at September 30, 2022, accounts receivable included nil of accrued sales revenue related to September 2022 production (December 31, 2021 - nil related to December 2021 production).

8. Taxes

The Company's effective tax rate was 49% for the nine months ended September 30, 2022, compared to 397% in the comparative period of 2021. Current income tax expense was $63.1 million for the nine months ended September 30, 2022, compared to a small recovery in the corresponding period of 2021, primarily due to an increase in taxable income.

The deferred income tax expense for the nine months ended September 30, 2022, was mainly the result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax expense in the comparative period of 2021 was also the result of tax depreciation being higher compared to accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the nine months ended September 30, 2022, the difference between the effective tax rate of 49% and the 35% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, increase in valuation allowance, non-deductible third-party royalties in Colombia, other permanent differences, and non-deductible stock-based compensation which were partially offset by a decrease in foreign currency translations.

For the nine months ended September 30, 2021, the difference between the effective tax rate of 397% and the 31% Colombian tax rate was primarily due to the non-deductibility of derivative instrument losses and financing costs; foreign currency translation adjustments, and stock-based compensation. These were partially offset by a decrease in the valuation allowance and the non-taxable portion (50%) of the unrealized gain on PetroTal Corp. shares.

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

Letters of credit and other credit support

At September 30, 2022, the Company had provided letters of credit and other credit support totaling $109.8 million (December 31, 2021 - $103.0 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements.

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

At September 30, 2022, the Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other long-term assets, accounts payable and accrued liabilities, other short-term payables, long-term debt, asset retirement obligation, long-term equity compensation reward liability and other long-term liabilities. The Company uses appropriate valuation techniques based on the available information to measure the fair values of assets and liabilities.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of September 30, 2022, and December 31, 2021:

	As at September 30, 2022	As at December 31, 2021
(Thousands of U.S. Dollars)
Level 1
Assets
Prepaid equity forward - current (2)	$7,398	$—
Prepaid equity forward - long-term(1)	12,339	7,578
	$19,737	$7,578

Liabilities
DSUs liability - long-term(3)	$7,736	$4,346
6.25% Senior Notes	230,925	273,672
7.75% Senior Notes	234,000	271,500
	$472,661	$549,518
Level 2
Assets
Derivative asset(2)	$—	219
Restricted cash and cash equivalents - long-term(1)	5,518	4,903
	$5,518	$5,122
Liabilities
Derivative liability	$—	$2,976
Revolving credit facility	—	66,987
PSUs liability - current (4)	13,657	2,710
PSUs liability - long-term(3)	10,089	9,372
	$23,746	$82,045

Level 3
Liabilities
Asset retirement obligation - current(4)	$1,724	$—
Asset retirement obligation - long-term	58,657	54,525
	$60,381	$54,525
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

Prepaid Equity Forward (“PEF”)

To reduce the Company’s exposure to changes in the trading price of the Company’s common shares on outstanding PSUs and DSUs, the Company entered into a PEF. At the end of the term, the counterparty will pay the Company an amount equivalent to the notional amount of the shares using the price of the Company’s common shares at the valuation date. The Company has the discretion to increase or decrease the notional amount of the PEF or terminate the agreement early. As at September 30, 2022, the Company’s PEF had a notional amount of 16 million shares with a fair value of $19.7 million (As at December 31, 2021 - 10 million shares with a fair value of $7.6 million). During the three and nine months ended September 30, 2022, the Company recorded a $2.6 million and $5.3 million gain, respectively, on the PEF in general and administrative expenses (three and nine months ended September 30, 2021- $0.6 million and $0.7 million gain respectively). The fair value of the PEF asset was estimated using the Company’s share price quoted in active markets at the end of each reporting period.

DSUs liability

The fair value of DSUs liability was estimated using the Company’s share price quoted in active markets at the end of each reporting period.

PSUs liability

The fair value of the PSUs liability was estimated based on a pricing model using inputs such as Company’s share price and PSUs performance factor.

Senior Notes

Financial instruments not recorded at fair value at September 30, 2022, were the Senior Notes (Note 5).

At September 30, 2022, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $275.5 million and $292.9 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $230.9 million and $234.0 million, respectively.

Restricted cash - long-term

The fair value of long-term restricted cash and cash equivalents approximated their carrying value because interest rates are variable and reflective of market rates. The fair values of other financial instruments approximate their carrying amounts due to the short-term maturity of these instruments.

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

11. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

(Thousands of U.S. Dollars)	As at September 30,		As at December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$118,173	$16,208	$26,109	$13,687
Restricted cash and cash equivalents - current	1,142	392	392	427
Restricted cash and cash equivalents - long-term (1)	5,518	3,532	4,903	3,409
	$124,833	$20,132	$31,404	$17,523
(1) Included in other long-term assets on the Company’s balance sheet

Net changes in assets and liabilities from operating activities were as follows:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2022	2021
Accounts receivable and other long-term assets	$2,811	$(18,582)
Derivatives	(16,594)	(2,427)
Inventory	(3,252)	(2,920)
Prepaids	(2,773)	42
Accounts payable and accrued and other long-term liabilities	37,862	14,417
Taxes receivable and payable	54,784	27,426
Net changes in assets and liabilities from operating activities	$72,838	$17,956

Changes in non-cash investing working capital for the nine months ended September 30, 2022, were comprised of an increase in accounts payable and accrued liabilities of $3.7 million and an increase in accounts receivable of $0.4 million (nine months ended September 30, 2021, an increase in accounts payable and accrued liabilities of $0.6 million and a decrease in accounts receivable of $0.1 million).

The following table provides additional supplemental cash flow disclosures:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2022	2021
Cash paid for income taxes	$29,881	$20,433
Cash paid for interest	$31,455	$37,259

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$33,397	$29,420

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

Financial and Operational Highlights

Key Highlights for the third quarter of 2022
•Net income in the third quarter of 2022 was $38.7 million or $0.11 per share basic and $0.10 per share diluted, compared to a net income of $35.0 million or $0.10 per share basic and diluted in the third quarter of 2021
•Income before income taxes in the third quarter of 2022 was $60.4 million compared to an income before income taxes of $44.0 million in the third quarter of 2021
•During the third quarter of 2022, we re-purchased $20.1 million of 6.25% Senior Notes for a cash consideration of $17.3 million and re-purchased 10,733,702 of our common shares at a weighted average price of $1.34 per share
•Funds flow from operations(2) increased by 36% to $93.7 million compared to the third quarter of 2021 and decreased by 10% from the second quarter of 2022
•During the third quarter, the Company generated $36.7 million of free cash flow(2). For the nine months ended September 30, 2022, the Company generated $121.0 million of free cash flow(2). Free cash flow was partially used for the re-purchase of Senior Notes and shares of Common Stock
•NAR production for the third quarter of 2022 was 23,472 BOPD, which was comparable to 23,372 BOPD in the third quarter of 2021 and 23,215 in the second quarter of 2022
•Sales volumes for the third quarter of 2022 were 23,516 BOPD which were comparable to 23,833 BOPD in the third quarter of 2021 and 3% higher than 22,847 in the second quarter of 2022
•Oil sales were $168.4 million, 24% higher compared to $135.3 million in the third quarter of 2021, as a result of a 33% increase in Brent price, offset by a 16% increase in quality and transportation discounts. Oil sales decreased by 18% compared to $205.8 million in the second quarter of 2022 as a result of a 13% decrease in Brent price and 3% higher quality and transportation discounts.
•Operating expenses were $41.8 million, 9% higher than $38.4 million in the third quarter of 2021, due to increased workovers and higher lifting costs as a result of higher environmental, community aids, and lower recoveries from partners in the Suroriente Block as a result of social blockades. Operating expenses increased by 6% from $39.5 million in the second quarter of 2022, primarily due to higher workover activities during the current quarter
•Transportation expenses decreased by 23% compared to the third quarter of 2021. During the third quarter of 2021, alternative transportation routes were utilized due to the maintenance of the Impala terminal, which had higher transportation costs per bbl. Compared to the second quarter of 2022, transportation expenses decreased by 4% due to the use of alternative transportation routes, which resulted in lower transportation costs in the current quarter
•Operating netback(2) increased by 32% to $124.1 million compared to $93.7 million in the third quarter of 2021 and decreased 24% from $163.8 million in the second quarter of 2022
•Adjusted EBITDA(2) increased by 48% to $121.2 million compared to $81.8 million in the third quarter of 2021 and decreased by 13% from $140.1 million in the second quarter of 2022. The trailing twelve-month Adjusted EBITDA was $462.3 million resulting in Net Debt(2) to Adjusted EBITDA(2) of 1.0 times.
•Quality and transportation discounts for the third quarter of 2022 increased to $13.37 per bbl compared to $11.51 per bbl in the third quarter of 2021 and $13.00 per bbl in the second quarter of 2022
•General and administrative expenses (“G&A”) before stock-based compensation increased by 52% compared to the third quarter of 2021 due to higher costs for special projects and lease obligations in the current quarter. G&A expenses before stock-based compensation increased by 6% or $0.06 per bbl from the second quarter of 2022, primarily due to costs for optimization projects
•Capital additions for the third quarter of 2022 were $57.0 million, an increase of 64% compared to the third quarter of 2021, as a result of the drilling program in the Acordionero field and exploration wells in Colombia and Ecuador and decreased 13% from the second quarter of 2022

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
	2022	2021	% Change	2022	2022	2021	% Change
Average Daily Volumes (BOPD)
Consolidated
Working Interest (“WI”) Production Before Royalties	30,391	28,957	5	30,607	30,123	25,501	18
Royalties	(6,919)	(5,585)	24	(7,392)	(6,948)	(4,531)	53
Production NAR	23,472	23,372	—	23,215	23,175	20,970	11
Decrease (Increase) in Inventory	44	461	(90)	(368)	(141)	(105)	(34)
Sales(1)	23,516	23,833	(1)	22,847	23,034	20,865	10

Net Income (Loss)	$38,663	$35,007	10	$52,972	$105,754	$(20,042)	628

Operating Netback
Oil Sales	$168,397	$135,319	24	$205,785	$548,751	$327,435	68
Operating Expenses	(41,837)	(38,448)	9	(39,494)	(116,266)	(95,366)	22
Transportation Expenses	(2,417)	(3,130)	(23)	(2,513)	(7,764)	(8,731)	(11)
Operating Netback(2)	$124,143	$93,741	32	$163,778	$424,721	$223,338	90

G&A Expenses Before Stock-Based Compensation	$8,284	$5,444	52	$7,847	$23,910	$19,394	23
G&A Stock-Based Compensation (Recovery) Expense	(170)	1,053	(116)	1,989	6,376	6,597	(3)
G&A Expenses, Including Stock-Based Compensation	$8,114	$6,497	25	$9,836	$30,286	$25,991	17

Adjusted EBITDA(2)	$121,236	$81,804	48	$140,113	$380,727	$160,007	138

Funds Flow From Operations(2)	$93,746	$69,103	36	$103,625	$284,681	$121,348	135

Capital Expenditures	$57,035	$34,839	64	$65,199	$163,717	$109,650	49
(1) Sales volumes represent production NAR adjusted for inventory changes.

(2) Non-GAAP measures

Operating netback, net debt, EBITDA, adjusted EBITDA, funds flow from operations, and free cash flow, are non-GAAP measures that do not have any standardized meaning prescribed under GAAP. Management views these measures as financial performance measures. Investors are cautioned that these measures should not be construed as alternatives to oil sales, net income (loss) or other measures of financial performance as determined in accordance with GAAP. Our method of calculating these measures may differ from other companies and, accordingly, may not be comparable to similar measures used by other companies. Disclosure of each non-GAAP financial measure is preceded by the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.

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

Net debt as of September 30, 2022, was $461.7 million, calculated using the sum of 6.25% Senior Notes and 7.75% Senior Notes, excluding deferred financing fees of $579.9 million, less cash and cash equivalents of $118.2 million.

EBITDA, as presented, is defined as net income or loss adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense and income tax expense. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, stock-based compensation expense or recovery, unrealized derivative instruments gain or loss, gain on re-purchase of Senior Notes, other financial instruments gain or loss and other loss. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net income (loss) to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,		Twelve Months Rolling Ending September 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2022	2021	2022
Net income (loss)	$38,663	$35,007	$52,972	$105,754	$(20,042)	$168,278
Adjustments to reconcile net income (loss) to EBITDA and Adjusted EBITDA
DD&A expenses	45,320	38,055	42,216	128,499	98,300	170,073
Interest expense	11,421	13,608	12,194	35,743	41,355	48,769
Income tax expense	21,734	8,955	38,666	99,940	26,795	53,799
EBITDA (non-GAAP)	$117,138	$95,625	$146,048	$369,936	$146,408	$440,919
Non-cash lease expense	851	408	747	2,009	1,222	2,454
Lease payments	(402)	(384)	(388)	(1,134)	(1,239)	(1,516)
Unrealized foreign exchange loss	6,636	3,465	4,341	6,138	16,945	11,072
Stock-based compensation (recovery) expense	(170)	1,053	1,989	6,376	6,597	8,175
Unrealized derivative instruments (gain) loss	(219)	(4,729)	(12,624)	—	2,499	(12,088)
Gain on re-purchase of Senior Notes	(2,598)	—	—	(2,598)	—	(2,598)
Other financial instruments (gain) loss	—	(13,634)	—	—	(12,425)	15,794
Other loss	—	—	—	—	—	44
Adjusted EBITDA (non-GAAP)	$121,236	$81,804	$140,113	$380,727	$160,007	$462,256

Funds flow from operations, as presented, is defined as net income or loss adjusted for DD&A expenses, deferred tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, derivative instruments gain or loss, cash settlement on derivative instruments, gain on re-purchase of Senior Notes, and other financial instruments gain or loss. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. Free cash flow, as presented, is defined as funds flow less capital expenditures. Management uses this financial measure to analyze cash flow generated by our principal business activities after capital requirements and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income (loss) to funds flow from operations, and free cash flow is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2022	2021
Net income (loss)	$38,663	$35,007	$52,972	$105,754	$(20,042)
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	45,320	38,055	42,216	128,499	98,300
Deferred tax expense	4,914	8,955	13,241	36,868	26,809
Stock-based compensation (recovery) expense	(170)	1,053	1,989	6,376	6,597
Amortization of debt issuance costs	751	907	1,131	2,769	2,682
Non-cash lease expense	851	408	747	2,009	1,222
Lease payments	(402)	(384)	(388)	(1,134)	(1,239)
Unrealized foreign exchange loss	6,636	3,465	4,341	6,138	16,945
Derivative instruments loss	—	2,603	5,172	26,611	47,540
Cash settlements on derivative instruments	(219)	(7,332)	(17,796)	(26,611)	(45,041)
Gain on re-purchase of Senior Notes	(2,598)	—	—	(2,598)	—
Other financial instruments gain	—	(13,634)	—	—	(12,425)
Funds flow from operations (non-GAAP)	$93,746	$69,103	$103,625	$284,681	$121,348
Capital expenditures	$57,035	$34,839	$65,199	$163,717	$109,650
Free cash flow (non-GAAP)	$36,711	$34,264	$38,426	$120,964	$11,698

Additional Operational Results

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2022	2021	% Change	2022	2022	2021	% Change
Oil sales	$168,397	$135,319	24	$205,785	$548,751	$327,435	68
Operating expenses	41,837	38,448	9	39,494	116,266	95,366	22
Transportation expenses	2,417	3,130	(23)	2,513	7,764	8,731	(11)
Operating netback(1)	124,143	93,741	32	163,778	424,721	223,338	90

DD&A expenses	45,320	38,055	19	42,216	128,499	98,300	31
G&A expenses before stock-based compensation	8,284	5,444	52	7,847	23,910	19,394	23
G&A stock-based compensation (recovery) expense	(170)	1,053	(116)	1,989	6,376	6,597	(3)
Foreign exchange loss	1,489	2,650	(44)	2,722	486	15,824	(97)
Derivative instruments loss	—	2,603	(100)	5,172	26,611	47,540	(44)
Other financial instruments gain	—	(13,634)	(100)	—	—	(12,425)	(100)
Gain on re-purchase of Senior Notes	(2,598)	—	100	—	(2,598)	—	100
Interest expense	11,421	13,608	(16)	12,194	35,743	41,355	(14)
	63,746	49,779	28	72,140	219,027	216,585	1

Income before income taxes	60,397	43,962	37	91,638	205,694	6,753	2946

Current income tax expense (recovery)	16,820	—	100	25,425	63,072	(14)	450,614
Deferred income tax expense	4,914	8,955	(45)	13,241	36,868	26,809	38
	21,734	8,955	143	38,666	99,940	26,795	273
Net income (loss)	$38,663	$35,007	10	$52,972	$105,754	$(20,042)	628

Sales Volumes (NAR)
Total sales volumes, BOPD	23,516	23,833	(1)	22,847	23,034	20,865	10

Brent Price per bbl	$97.70	$73.23	33	$111.98	$102.48	$67.97	51

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$77.84	$61.72	26	$98.98	$87.27	$57.48	52
Operating expenses	19.34	17.53	10	19.00	18.49	16.74	10
Transportation expenses	1.12	1.43	(22)	1.21	1.23	1.53	(20)
Operating netback(1)	57.38	42.76	34	78.77	67.55	39.21	72

DD&A expenses	20.95	17.36	21	20.31	20.43	17.26	18
G&A expenses before stock-based compensation	3.83	2.48	54	3.77	3.80	3.40	12
G&A stock-based compensation (recovery) expense	(0.08)	0.48	(117)	0.96	1.01	1.16	(13)
Foreign exchange loss	0.69	1.21	(43)	1.31	0.08	2.78	(97)
Derivative instruments loss	—	1.19	(100)	2.49	4.23	8.35	(49)
Other financial instruments gain	—	(6.22)	(100)	—	—	(2.18)	(100)
Gain on re-purchase of Senior Notes	(1.20)	—	100	—	(0.41)	—	100
Interest expense	5.28	6.21	(15)	5.87	5.68	7.26	(22)
	29.47	22.71	30	34.71	34.82	38.03	(8)

Income before income taxes	27.91	20.05	39	44.06	32.73	1.18	2,674

Current income tax expense (recovery)	7.77	—	100	12.23	10.03	—	100
Deferred income tax expense	2.27	4.08	(44)	6.37	5.86	4.71	24
	10.04	4.08	146	18.60	15.89	4.71	237
Net income (loss)	$17.87	$15.97	12	$25.46	$16.84	$(3.53)	(577)

(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2022	2021	2022	2022	2021
Average Daily Volumes (BOPD)
WI Production Before Royalties	30,391	28,957	30,607	30,123	25,501
Royalties	(6,919)	(5,585)	(7,392)	(6,948)	(4,531)
Production NAR	23,472	23,372	23,215	23,175	20,970
Decrease (Increase) in Inventory	44	461	(368)	(141)	(105)
Sales	23,516	23,833	22,847	23,034	20,865

Royalties, % of WI Production Before Royalties	23%	19%	24%	23%	18%

Oil production NAR for the three months ended September 30, 2022 was consistent with the corresponding period of 2021. Oil production NAR for the nine months ended September 30, 2022, increased by 11% compared to the corresponding period of 2021 due to the successful drilling and workover campaign in the Acordionero and Costayaco fields. Oil production NAR was comparable to the prior quarter.

Royalties as a percentage of production for the three and nine months ended September 30, 2022, increased to 23% compared to the corresponding periods of 2021 commensurate with the increase in benchmark oil prices and the price sensitive royalty regime in Colombia. Compared to the prior quarter, royalties as a percentage of production remained comparable.

WI Production Before Royalties
40,000
30,000
20,000
10,000
0
Average Daily Volumes (BOPD)
30%
28%
25%
23%
20%
18%
Royalties as a % of Production
28,957
29,493
29,362
30,607
30,391
19%
21%
22%
24%
23%
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Gross Production
Royalties as a % of Production

WI Production By Block, Year-to-Date September 30, 2022
Other, 19%
Midas, 53%
Chaza, 28%
Midas
Chaza
Other

The Midas block includes the Acordionero, Chuira, and Ayombero oil fields, and the Chaza block includes the Costayaco and Moqueta oil fields.

Operating Netback

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2022	2021
Oil Sales	$168,397	$135,319	$205,785	$548,751	$327,435
Transportation Expenses	(2,417)	(3,130)	(2,513)	(7,764)	(8,731)
	165,980	132,189	203,272	540,987	318,704
Operating Expenses	(41,837)	(38,448)	(39,494)	(116,266)	(95,366)
Operating Netback(1)	$124,143	$93,741	$163,778	$424,721	$223,338

(U.S. Dollars Per bbl Sales Volumes NAR)
Brent	$97.70	$73.23	$111.98	$102.48	$67.97
One Month Forward Brent (“M+1”) Adjustment	(6.49)	—	—	(2.23)	—
Quality and Transportation Discounts	(13.37)	(11.51)	(13.00)	(12.98)	(10.49)
Average Realized Price	77.84	61.72	98.98	87.27	57.48
Transportation Expenses	(1.12)	(1.43)	(1.21)	(1.23)	(1.53)
Average Realized Price Net of Transportation Expenses	76.72	60.29	97.77	86.04	55.95
Operating Expenses	(19.34)	(17.53)	(19.00)	(18.49)	(16.74)
Operating Netback(1)	$57.38	$42.76	$78.77	$67.55	$39.21
(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition of this measure.

Change in Operating Netback by Component
Q3 2021 vs. Q3 2022
$80.00
$60.00
$40.00
$20.00
$0.00
$ / BBL
$42.76
$16.12
$0.31
$(1.81)
$57.38
Q3 2021 Netback
Revenue
Transportation Expenses
Operating Expenses
Q3 2022 Netback

Change in Operating Netback by Component
Q3 2021 YTD vs. Q3 2022 YTD
$80.00
$60.00
$40.00
$20.00
$0.00
$ / BBL
$39.21
$29.79
$0.30
$(1.75)
$67.55
Q3 2021 Netback
Revenue
Transportation Expenses
Operating Expenses
Q3 2022 Netback

Quality and Transportation Discounts & Transportation Expenses
$20.00
$10.00
$0.00
$ / BBL
$12.94
$14.10
$13.96
$14.21
$14.49
$1.43
$1.32
$1.39
$1.21
$1.12
$11.51
$12.78
$12.57
$13.00
$13.37
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Total Transportation Expenses and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

Oil sales for the three months ended September 30, 2022, increased by 24% to $168.4 million compared to the corresponding period of 2021 due to a 33% increase in Brent price, partially offset by a 16% increase in the quality and transportation discounts and M+1 Brent adjustment, (as defined below). Castilla differentials increased to $9.15 from $6.51 per bbl in the corresponding period of 2021, and Vasconia differentials decreased to $3.77 from $4.02 in the corresponding period of 2021. During the three months ended September 30, 2022, we entered into new marketing arrangements moving from the Brent monthly average of the month of delivery (“M pricing”) to the Brent monthly average following the month of deliveries (“M+1 Brent”). The Company’s revenue was negatively impacted as the Brent monthly average decreased throughout the quarter.

For the nine months ended September 30, 2022, oil sales increased by 68% to $548.8 million compared to the corresponding period of 2021 due to a 51% increase in Brent price and 10% higher sales volumes, partially offset by 24% increase in the quality and transportation discounts and M+1 Brent adjustment. Castilla and Vasconia differentials increased to $7.89 and $4.17 from $4.50 and $2.65 per bbl in the corresponding period of 2021, respectively.

Compared to the prior quarter, oil sales decreased by 18%, primarily as a result of a 13% decrease in Brent price, 3% higher quality and transportation discounts and M+1 Brent adjustment.

The following table shows the effect of changes in realized price and sales volumes on our oil sales for the three and nine months ended September 30, 2022, compared to the prior quarter and the corresponding periods of 2021:

(Thousands of U.S. Dollars)	Third Quarter 2022 Compared with Second Quarter 2022	Third Quarter 2022 Compared with Third Quarter 2021	Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Oil sales for the comparative period	$205,785	$135,319	$327,435
Realized sales price increase effect	(45,744)	34,873	187,280
Sales volumes increase effect	8,356	(1,795)	34,036
Oil sales for the three and nine months ended September 30, 2022	$168,397	$168,397	$548,751

The average realized price for the three and nine months ended September 30, 2022, increased by 26% and 52%, compared to the corresponding periods of 2021, commensurate with the increase in benchmark oil prices, offset by higher differentials and utilization of M+1 Brent pricing for our sales.

Compared to the prior quarter, the average realized price decreased by 21% due to lower benchmark oil prices, higher Castilla differentials and utilization of M+1 Brent pricing, which were partially offset by lower Vasconia differentials.

Operating expenses for the three months ended September 30, 2022, increased by 9% to $41.8 million or by $1.81 per bbl to $19.34 per bbl, compared to the corresponding period of 2021, primarily as a result of $0.68 per bbl increased workovers and $1.12 higher lifting costs mainly attributed to higher environmental, community aids, and lower recoveries from partners as a result of social blockades in the Suroriente block.

Operating expenses for the nine months ended September 30, 2022, increased by 22% to $116.3 million or by $1.75 per bbl to $18.49 per bbl, compared to the corresponding period of 2021, primarily as a result of $0.58 per bbl increased workovers and $1.16 per bbl higher lifting costs attributed to higher power generation and chemical costs due to increased production and waterflood in all major fields.

Compared to the prior quarter, operating expenses increased by 6% or $0.34 per bbl from $39.5 million or $19.00 per bbl, primarily due to higher workover activities in the current quarter.

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia using each option for the three and nine months ended September 30, 2022, and 2021, and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2022	2021	2022	2022	2021
Volume transported through pipeline	—%	9%	—%	—%	6%
Volume sold at wellhead	47%	42%	48%	47%	55%
Volume transported via truck to sales point	53%	49%	52%	53%	39%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of a lower realized price, offset by lower transportation expenses.

Transportation expenses for the three and nine months ended September 30, 2022, decreased by 23% and 11% to $2.4 million and $7.8 million, respectively, compared to the corresponding periods of 2021. On a per bbl basis, transportation expenses decreased by 22% and 20% to $1.12 and $1.23 for the three and nine months ended September 30, 2022, compared to the corresponding periods of 2021. The decrease in transportation expenses per bbl compared to the corresponding periods of 2021 was a result of a change in transportation routes that had lower transportation costs per bbl. During the third quarter of 2021, alternative transportation routes were utilized due to maintenance of the Impala terminal, which had higher transportation costs per bbl.

For the three months ended September 30, 2022, transportation expenses decreased by 4% compared to $2.5 million in the prior quarter. On a per bbl basis, transportation expenses decreased by 7% from $1.21 in the prior quarter due use of alternative transportation routes, which resulted in lower transportation costs per bbl in the current quarter.

Transportation Expenses
$4.0
$3.0
$2.0
$1.0
$0.0
$ Million
$1.50
$1.40
$1.30
$1.20
$1.10
$ / BBL
$3.1
$2.9
$2.8
$2.5
$2.4
$1.43
$1.32
$1.39
$1.21
$1.12
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Transportation Expense
Transportation Expenses ($/BBL)

DD&A Expenses

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2022	2021	2022	2022	2021
DD&A Expenses, thousands of U.S. Dollars	$45,320	$38,055	$42,216	$128,499	$98,300
DD&A Expenses, U.S. Dollars per bbl	20.95	17.36	20.31	20.43	17.26

DD&A expenses for the three and nine months ended September 30, 2022, increased by 19% and 31% or by $3.59 and $3.17 per bbl due to increased production and higher costs in the depletable base compared to the corresponding periods of 2021.

For the three months ended September 30, 2022, DD&A expenses increased 7% or $0.64 per bbl compared to the prior quarter due to higher costs in the depletable base in the current quarter.

G&A Expenses

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2022	2021	% Change	2022	2022	2021	% Change
G&A Expenses Before Stock-Based Compensation	$8,284	$5,444	52	$7,847	$23,910	$19,394	23
G&A Stock-Based Compensation (Recovery) Expense	(170)	1,053	(116)	1,989	6,376	6,597	(3)
G&A Expenses, Including Stock-Based Compensation	$8,114	$6,497	25	$9,836	$30,286	$25,991	17
(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses Before Stock-Based Compensation	$3.83	$2.48	54	$3.77	$3.80	$3.40	12
G&A Stock-Based Compensation (Recovery) Expense	(0.08)	0.48	(117)	0.96	1.01	1.16	(13)
G&A Expenses, Including Stock-Based Compensation	$3.75	$2.96	27	$4.73	$4.81	$4.56	5

For the three and nine months ended September 30, 2022, G&A expenses before stock-based compensation increased by 52% to $8.3 million and 23% to $23.9 million, respectively, primarily due to higher costs for optimization projects and lease obligations compared to corresponding periods of 2021. On a per bbl basis, G&A expenses before stock-based compensation increased by $1.35 and $0.40 per bbl to $3.83 and $3.80 per bbl, respectively, for the same reason mentioned above.

When compared to the prior quarter, G&A expenses before stock-based compensation increased by 7% or $0.06 on a per bbl basis, primarily due to higher costs for optimization projects.

G&A expenses after stock-based compensation for the three and nine months ended September 30, 2022, increased by 25% and 17% or $0.79 and $0.25 per bbl, respectively, due to a higher share price compared to the corresponding periods of 2021.

Compared to the prior quarter, G&A expenses after stock-based compensation decreased by 18% or $0.98 on a per bbl basis due to lower stock-based compensation resulting from a lower share price in the third quarter of 2022.

G&A Expenses Before Stock-Based Compensation
$10.0
$7.5
$5.0
$2.5
$ Millions
$10.00
$7.50
$5.00
$2.50
$ / BBL
$5.4
$8.5
$7.8
$7.8
$8.3
$2.48
$3.87
$3.80
$3.77
$3.83
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
G&A Expenses Before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/BBL)

Foreign Exchange Gains and Losses

For the three and nine months ended September 30, 2022, we had a loss on foreign exchange of $1.5 million and $0.5 million, respectively, compared to a $2.7 million and $15.8 million loss in the corresponding periods of 2021. Accounts receivable, taxes receivable, deferred income taxes, accounts payable, and prepaid equity forward (“PEF”) are considered monetary items and require translation from local currencies to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange gains and losses in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Change in the U.S. dollar against the Colombian peso	strengthened by	strengthened by	strengthened by	strengthened by
	10%	2%	14%	12%
Change in the U.S. dollar against the Canadian dollar	strengthened by	strengthened by	strengthened by	strengthened by
	6%	3%	8%	—%

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2022	2021	2022	2021
Income before income tax	$60,397	$43,962	$205,694	$6,753

Current income tax expense (recovery)	$16,820	$—	$63,072	$(14)
Deferred income tax expense	4,914	8,955	36,868	26,809
Total income tax expense	$21,734	$8,955	$99,940	$26,795

Effective tax rate	36%	20%	49%	397%

Current income tax expense was $63.1 million for the nine months ended September 30, 2022, compared to a small recovery in the corresponding period in 2021, primarily due to an increase in taxable income. The deferred income tax expense for the nine months ended September 30, 2022, was also the result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax expense in the comparative period of 2021 resulted from excess tax depreciation compared with accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the nine months ended September 30, 2022, the difference between the effective tax rate of 49% and the 35% Colombian tax rate was primarily due to $26.6 million of hedging loss and $35.7 million of financing cost related to Senior Notes, and $11.1 million of corporate costs, which were incurred in jurisdictions where no tax benefit is recognized which was partially offset by $12.5 million of non-taxable foreign exchange gain.

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

Net Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Third Quarter 2022 Compared with Second Quarter 2022	% change	Third Quarter 2022 Compared with Third Quarter 2021	% change	Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021	% change
Net income (loss) for the comparative period	$52,972		$35,007		$(20,042)
Increase (decrease) due to:
Sales price	(45,744)		34,873		187,280
Sales volumes	8,356		(1,795)		34,036
Expenses:
Operating	(2,343)		(3,389)		(20,900)
Transportation	96		713		967
Cash G&A	(437)		(2,840)		(4,516)
Net lease payments	90		425		892
Interest, net of amortization of debt issuance costs	393		2,031		5,699
Realized foreign exchange	3,528		4,332		4,531
Cash settlements on derivative instruments	17,577		7,113		18,430
Current taxes	8,605		(16,820)		(63,086)
Net change in funds flow from operations(1) from comparative period	(9,879)		24,643		163,333
Expenses:
Depletion, depreciation and accretion	(3,104)		(7,265)		(30,199)
Deferred tax	8,327		4,041		(10,059)
Amortization of debt issuance costs	380		156		(87)
Stock-based compensation	2,159		1,223		221
Derivative instruments gain or loss, net of settlements on derivative instruments	(12,405)		(4,510)		2,499
Gain on re-purchase of Senior Notes	2,598		2,598		2,598
Other financial instruments gain	—		(13,634)		(12,425)
Unrealized foreign exchange	(2,295)		(3,171)		10,807
Net lease payments	(90)		(425)		(892)
Net change in net income (loss)	(14,309)		3,656		125,796
Net income for the current period	$38,663	(27)%	$38,663	(10)%	$105,754	628%

(1)Funds flow from operations is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended September 30, 2022 were $57.0 million:

(Millions of U.S. Dollars)
Colombia:
Exploration	$16.9
Development:
Drilling and Completions	12.7
Facilities	6.2
Other	8.3
44.1
Corporate & Ecuador	12.9
$57.0

During the three months ended September 30, 2022, we commenced drilling the following wells in Colombia and Ecuador:

Number of wells (Gross and Net)
Colombia
Exploration	2.0
Development	3.0
Service	2.0
7.0
Ecuador
Exploration	1.0
8.0

We spud three exploration, three development, and two water injection wells, of which five were in Midas Block, one in Chaza Block, one in Alea-1848A Block, and one in the Chanangue Block in Ecuador. Of the wells spud during the quarter five were completed, and three were in-progress as of September 30, 2022.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	September 30, 2022	% Change	December 31, 2021
Cash and Cash Equivalents	$118,173	353	$26,109

Credit Facility	$—	(100)	$67,500

6.25% Senior Notes	$279,909	(7)	$300,000

7.75% Senior Notes	$300,000	—	$300,000

We believe that our capital resources, including cash on hand, cash generated from operations and available borrowings under the credit facility, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for the next 12 months, given the current oil price trends and production levels. We may also access capital markets to pursue financing or refinance our Senior Notes. In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us with the flexibility to respond to both internal growth opportunities and those available through acquisitions. We intend to pursue growth opportunities and acquisitions from time to time, which may require significant capital, be located in basins or countries beyond our current operations, involve joint ventures, or be sizable compared to our current assets and operations.

During the three months ended September 30, 2022, we terminated our prior revolving credit facility agreement and entered into a new credit facility agreement with a market lender in the global commodities industry. The credit facility has a borrowing base of up to $150 million, with $100 million readily available at September 30, 2022, and a potential option for an additional $50 million of borrowings upon mutual agreement by the lender and us. The credit facility bears interest based on a risk-free rate posted by the Federal Reserve Bank of New York plus a margin of 6.0% and a credit-adjusted spread of 0.26%. Undrawn amounts under the credit facility bear interest at 2.1% per annum, based on the amount available. The credit facility is secured by our Colombian assets and economic rights. It has a final maturity date of August 15, 2024, which may be extended to February 18, 2025, upon the satisfaction of certain conditions. The availability period for the draws is six months commencing the date of the credit facility. As of September 30, 2022, the credit facility remained undrawn.

Under the terms of the credit facility, we are required to maintain compliance with the following financial covenants:

i.Coverage ratio of at least 150% is calculated using the net present value of the consolidated future cash flows of the Company up to the final maturity date discounted at 10% over the outstanding amount on the credit facility at each reporting period. The net present value of the consolidated future cash flows of the Company is required to be based on 80% of the prevailing ICE Brent forward strip.

ii.Prepayment Life Coverage Ratio of at least 150% calculated using the estimated aggregate value of commodities to be delivered under the commercial contract from the commencement date to the final maturity date based on 80% of the prevailing ICE Brent forward strip, adjusted for quality and transportation discounts over the outstanding amount on the credit facility including interest and all other costs payable to the lender.

iii.Liquidity ratio where the Company’s projected sources of cash exceed projected uses of cash by at least 1.15 times in each quarter period included in one year consolidated future cash flows. The future cash flows represent forecasted expected cash flows from operations, less anticipated capital expenditures and certain other adjustments. The commodity pricing assumption used in this covenant is required to be 90% of the prevailing Brent strip forward for the projected future cash flows.

At September 30, 2022, we were in compliance with all above covenants.

At September 30, 2022, we had a $279.9 million aggregate principal amount of 6.25% Senior Notes due 2025 and a $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 outstanding.

During the three months ended September 30, 2022, we repurchased in the open market $20.1 million of 6.25% Senior Notes for cash consideration of $17.3 million, including interest payable of $0.1 million, which resulted in a $2.6 million gain on re-purchase which included the write-off of deferred financing fees of $0.3 million. The re-purchased 6.25% Senior Notes were not cancelled and are held by us as treasury bonds as of September 30, 2022.

During the three months ended September 30, 2022, we implemented a share re-purchase program (the “2022 Program”) through the facilities of the Toronto Stock Exchange (“TSX”) and eligible alternative trading platforms in Canada. Under the 2022 Program, we are able to purchase at prevailing market prices up to 36,033,969 shares of Common Stock, representing approximately 10% of the issued and outstanding shares of Common Stock as of August 22, 2022. The 2022 Program expires on August 31, 2023, or earlier if the 10% share maximum is reached. Re-purchases are subject to prevailing market conditions, the trading price of our Common Stock, our financial performance and other conditions.

During the three and nine months ended September 30, 2022, we re-purchased 10,733,702 shares at a weighted average price of $1.34 per share. The re-purchased shares were held by us and were recorded as treasury stock as of September 30, 2022.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2022	2021
Sources of cash and cash equivalents:
Net income (loss)	$105,754	$(20,042)
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	128,499	98,300
Interest expense	35,743	41,355
Income tax expense	99,940	26,795
Non-cash lease expenses	2,009	1,222
Lease payments	(1,134)	(1,239)
Unrealized foreign exchange loss	6,138	16,945
Stock-based compensation expense	6,376	6,597
Unrealized derivative instruments loss	—	2,499
Gain on re-purchase of Senior Notes	(2,598)	—
Other financial instruments gain	—	(12,425)
Adjusted EBITDA(1)	380,727	160,007
Current income tax (expense) recovery	(63,072)	14
Contractual interest and other financing expenses	(32,974)	(38,673)
Funds flow from operations(1)	284,681	121,348
Proceeds from exercise of stock options	1,292	19
Proceeds from issuance of Common Stock, net of issuance costs	2	—
Proceeds from disposition of investment, net of transaction costs	—	14,632
Net changes in assets and liabilities from operating activities	72,838	17,956
Changes in non-cash investing working capital	3,255	709
	362,068	154,664

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(163,717)	(109,650)
Repayment of debt	(67,623)	(40,125)
Re-purchase of Common Stock	(14,365)	—
Re-purchase of Senior Notes	(17,274)	—
Settlement of asset retirement obligations	(1,673)	(483)
Lease payments	(1,991)	(1,269)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	(1,996)	(528)
	(268,639)	(152,055)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$93,429	$2,609

(1) Adjusted EBITDA and funds flow from operations are a non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices. Sales volume changes and costs related to operations and debt service also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes. During the nine months ended September 30, 2022, funds flow from operations increased by 135% compared to the corresponding period of 2021 primarily due to a significant increase in Brent price and increase in production, which were partially offset by higher Castilla and Vasconia differentials, M+1 Brent adjustment, an increase in operating expenses and cash settlements on derivative instruments.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2021 Annual Report on Form 10-K and have not changed materially since the filing of that document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk

Our principal market risk relates to oil prices. Oil prices are volatile and unpredictable and influenced by concerns over world supply and demand imbalance and many other market factors outside of our control. Our revenues are from oil sales at ICE Brent adjusted for quality differentials.

Foreign currency risk

Foreign currency risk is a factor for our Company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. Our reporting currency is U.S. dollars and 100% of our revenues are related to the U.S. dollar price of Brent adjusted for quality differentials. We receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures is in U.S. dollars or is based on U.S. dollar prices. The majority of income and value added taxes, operating and G&A expenses in Colombia are in the local currency. Certain G&A expenses incurred at our head office in Canada are denominated in Canadian dollars. While we operate in South America exclusively, the majority of our acquisition expenditures have been valued and paid in U.S. dollars.

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax liabilities, which are monetary liabilities, denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our revolving credit facility, which bears floating rates of interest. At September 30, 2022, our outstanding balance under the credit facility was nil (December 31, 2021 - $67.5 million).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 1-30, 2022	10,733,702	$1.34	10,733,702	25,300,267	(2)
Total	10,733,702	$1.34	10,733,702	25,300,267

(1) Including commission fees paid to the broker to re-purchase the Common Stock.

(2) On August 29, 2022, we announced that we intended to implement a share re-purchase program (the “2022 Program”) through the facilities of the TSX and eligible alternative trading platforms in Canada commencing September 1, 2022 and ending on August 31, 2023. We will be able to purchase for cancellation at prevailing market prices up to 36,033,969 shares of Common Stock, representing approximately 10% of our issued and outstanding shares of Common Stock as of August 22, 2022.

Item 6. Exhibits

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.3	Certificate of Retirement dated July 9, 2018	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 9, 2018 (SEC File No. 001-34018).

3.4	Amendment No.1 to Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2021 (SEC File No. 001-34018).

10.1	Credit Agreement, dated as of August 18, 2022, by and among Gran Tierra Energy Inc., Gran Tierra Energy Colombia LLC, Gran Tierra Colombia Inc. and Trafigura PTE Ltd. as a lender	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with SEC on August 23, 2022 (SEC File No. 001-34018).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: November 1, 2022	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2022	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)