Form 10-K
period 2022-12-31
GRAN TIERRA ENERGY INC.
filed 2023-02-22
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant
to §240.10D-1(b).                                      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $414.4 million.

On February 16, 2023, 346,151,157 shares of the registrant’s Common Stock with $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2023 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

Auditor Name: KPMG LLP         Auditor Location: Calgary, Canada         Auditor Firm ID: 85

Gran Tierra Energy Inc.

Annual Report on Form 10-K

Year Ended December 31, 2022

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity and financial condition, the impacts of the novel coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our operations are located in South America and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events (including the ongoing COVID-19 pandemic); global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including inflation and changes resulting from a global health crisis, the Russian invasion of Ukraine, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC, such as its recent decision to cut production and other producing countries and resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a prolonged decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predict. which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute its business plan and realize expected benefits from current initiatives; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability comply with financial covenants in its credit agreement and indentures and make borrowings under any credit agreement; and those factors set out in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry makes, including the unpredictable nature of the resurgence of cases and governmental responses, make it more difficult to predict the accuracy of the forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to, or to withdraw, any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

Exploration well. An exploration well is a well drilled to find a new field or new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well, or a stratigraphic test well.

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

PART I

Items 1 and 2. Business and Properties

General

Gran Tierra Energy Inc., together with its subsidiaries (“Gran Tierra”, “the Company”, “us”, “our”, or “we”), is a company focused on international oil and gas exploration and production with assets currently in Colombia and Ecuador. Our Colombian properties represented 96% of our proved reserves NAR at December 31, 2022. For the year ended December 31, 2022, 100% (2021 - 100%) of our revenue was generated in Colombia.

We were incorporated under the laws of the State of Nevada in June 2008 and changed our state of incorporation to the State of Delaware in October 2016.

All dollar ($) amounts referred to in this Annual Report on Form 10-K are United States (U.S.) dollars, unless otherwise indicated.

2022 Operational Highlights

During the year ended December 31, 2022, we drilled 34 (20 development, eight water injectors and six exploration) wells and incurred capital expenditures of $236.6 million, the majority of which were incurred in Colombia.

All development and water injector wells were drilled in Colombia, of which 14 development and all water injectors were drilled in Midas Block and six development wells in Chaza Block. As at December 31, 2022, all development wells drilled during the year were producing.

Of the exploration wells drilled, four were in Colombia (two in Midas, one in Chaza and one in Alea 1848-A Blocks) and two in Ecuador (one in the Chanangue and one in Charapa Blocks). As at December 31, 2022 four of the exploration wells were producing and two were dry.

2023 Outlook

Our Colombian development operation is expected to represent 95% of our production and approximately 70% of our 2023 capital budget, with the remainder allocated to exploration activities.

The table below shows the break-down of our 2023 capital program:

	Number of Wells (Gross and Net)	2023 Capital Budget ($ million)
Development - Colombia	18 - 23	150 - 170
Exploration - Colombia and Ecuador	4 - 6	60 - 80
	22 - 29	210 - 250

Our base capital program for 2023 is $210 million to $250 million for exploration and development activities. Based on the mid-point of the 2023 guidance, the capital budget is forecasted to be approximately 70% directed to the development and 30% to exploration activities. Approximately 15% of the development activities included in the 2023 capital program are expected to be directed to facilities.

We expect our 2023 capital program to be fully funded by cash flows from operations. Funding this program from cash flow from operations relies in part on Brent oil prices being at least $60 per bbl for 2023.

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

Oil and Gas Properties - Colombia and Ecuador

As of December 31, 2022, excluding blocks subject to relinquishment, we had interests in 22 blocks in Colombia, three blocks in Ecuador, and are the operator of 24 of these blocks.

Exploration Blocks & Commitments

The following table provides a summary of our exploration commitments for certain blocks as of December 31, 2022:

Basin	Block	Current Phase	Remaining Commitments, Current Phase
Colombia
Putumayo	Alea 1848-A	N/A**	evaluation program
Putumayo	PUT-1	2*	two exploration wells
Putumayo	PUT-4	1*	one exploration well
Putumayo	PUT-7	2	two exploration wells
Putumayo	PUT-10	1*	73 km 2D seismic, two exploration wells
Putumayo	PUT-31	1*	202 km 2D seismic, one exploration well
Putumayo	NBM	N/A**	two exploration wells
Llanos	LLA-1	1*	98 km2 3D seismic, one exploration well
Llanos	LLA-22	1 & 2*	85 km2 3D seismic, one exploration well (45% working interest)
Llanos	LLA-70	1*	163 km2 3D seismic, one exploration well
Llanos	LLA-85	1	one exploration well
MMV	VMM-24	1	109 km2 3D seismic, 100 km 2D seismic reprocessing, 100 km aerogeophysics, 100 km2 remote sensing, 80 km2 surface geochemistry, one exploration well
Ecuador
Oriente	Charapa	1	50 km 2D seismic, six exploration wells
Oriente	Chanangue	1	four exploration wells
Oriente	Iguana	1	two exploration wells
* As of December 31, 2022, exploration has been suspended due to licensing restrictions, security issues or social reasons
** As of December 31, 2022, exploration commitments in the exploration block are not subject to phasing.

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

The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) contracts have royalties that are based on a sliding scale described in Law 756 of 2002. These royalties work on an individual oil field basis starting with a base royalty rate of 8% for gross production of less than 5,000 bopd, increasing in a linear fashion from 8% to 20% for gross production between 5,000 and 125,000 bopd and is fixed at 20% for gross production between 125,000 and 400,000 bopd. For gross production between 400,000 and 600,000 bopd the rate increases in a linear fashion from 20% to 25%. For gross production in excess of 600,000 bopd the royalty rate is fixed at 25%. The Santana and Nancy-Burdine-Maxine Blocks have a fixed rate for existing production of 32% and 20%, respectively. New discoveries and incremental production are subject to sliding scale royalties duly approved by the ANH. In addition to the sliding scale royalty, there are additional x-factor economic rights of 1% for Llanos-22, Putumayo-4, Putumayo-7, Putumayo-21 and VMM-24; 2% for Llanos-85; 5% for Putumayo-1; 12% for

Putumayo-31; 31% for Llanos-1 and Llanos -70; and 0.77% for Gaitas if WTI is under $30 per bbl, increasing from 0.77% to 1.16% for WTI between $30 per bbl and $100 per bbl and is fixed at 1.16% for WTI over $100 per bbl.

For gas fields, the royalty is based on an individual gas field basis starting with a base royalty rate of 6.4% for gross production of less than 28.5 MMcf of gas per day. The royalty increases in a linear fashion from 6.4% to 16% for gross production between 28.5 MMcf of gas per day and 712.5 MMcf of gas per day and is stable at 16% for gross production between 712.5 to 2,280 MMcf of gas per day, and then increases in a linear fashion from 16% to 20% for gross production between 2,280 to 3,420 MMcf of gas per day. For gross production in excess of 3,420 MMcf of gas per day the royalty rate is fixed at 20%.

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

Q factor = (WTI price - Base Price(1))/WTI Price * 30%

(1)Base Price is determined annually by the ANH, based on a formula defined in the contract. For 2022 and 2021, the base price was set as follows:

	Year Ended December 31,
	2022	2021
Quality (Oil API)	(1)Base Price ($/bbl)
< 10 [o]	Nil	Nil
10[o] to 15[o]	58.67	58.18
15[o] to 22[o]	41.07	40.73
22[o] to 29[o]	39.60	39.27
> 29[o]	38.12	37.80

At December 31, 2022, HPR was applicable to our production from the Costayaco and Moqueta Exploitation Areas in the Chaza Block and the Acordionero Exploitation Area in the Midas Block including the recently added Gaitas field.

In addition to these government royalties and rights, our original interests in the Guayuyaco and Chaza Blocks acquired on our entry into Colombia in 2006 are subject to a third party royalty. The additional interests in Guayuyaco and Chaza that we acquired on the acquisition of Solana in 2008 are not subject to this third party royalty. The overriding royalty rights start with a 2% rate on working interest production less government royalties. For new commercial fields discovered within 10 years of the agreement date and after a prescribed threshold is reached, Crosby Capital, LLC (“Crosby”) reserves the right to convert the overriding royalty rights to a net profit interest (“NPI”). This NPI ranges from 7.5% to 10% of working interest production less sliding scale government royalties, as described above, and operating and overhead costs. No adjustment is made for the HPR. On certain pre-existing fields, Crosby does not have the right to convert its overriding royalty rights to an NPI. In addition, there are conditional overriding royalty rights that apply only to the pre-existing fields. Currently, we are subject to a 10% NPI on 50% of our working interest production from the Costayaco and Moqueta fields in the Chaza Block and 35% of our working interest production from the Juanambu field in the Guayuyaco Block and overriding royalties on our working interest production from the Guayuyaco field in the Guayuyaco Block.

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

We currently hold Participation Sharing Contracts (“PSC”) for the three Blocks (Charapa, Chanangue and Iguana) in the Oriente Basin in Ecuador. Unlike traditional PSCs, these contracts don’t include cost oil or royalties. Instead, the entire production is placed into a profit-sharing pool that is split between the Company and the government based on percentage derived from a biddable price component and a production component. The biddable price component is a sliding scale that is based on the Oriente oil price raging from $30 per bbl to $120 per bbl, with the Company's production share varying between 87.5% and 40%, respectively. The company’s share in production would only drop below 50% if the Oriente oil prices exceed $100 per bbl. The production component is a tier-based mechanic increasing from 0% to 6% based on the PSC's daily production. For the year ended December 31, 2022, the share of production retained by the government of Ecuador was recorded as royalties in-kind.

Administrative Facilities

Our principal executive office is located in Calgary, Alberta, Canada. The Calgary office lease will expire on November 30, 2028. Office leases in Colombia and Ecuador will expire on August 31, 2023, and June 30, 2025, respectively.

Estimated Reserves

Our 2022 reserves were independently prepared by McDaniel & Associates (“McDaniel”). McDaniel was established in 1955 as an independent Canadian consulting firm and has been providing oil and gas reserves evaluation services to the world’s petroleum industry for the past 60 years. They have internationally recognized expertise in reserves evaluations, resource assessments, geological studies, and acquisition and disposition advisory services. McDaniel’s office is located in Calgary, Canada. The technical person primarily responsible for the preparation of our reserves estimates at McDaniel meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expires, unless evidence indicates that renewal is reasonably certain. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, we and the independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. Estimates of proved reserves are generated through the integration of relevant geological, engineering, and production data, utilizing technologies that have been demonstrated in the field to yield repeatable and consistent results as defined in the SEC regulations. Data used in these integrated assessments included information obtained directly from the subsurface through wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements, such as seismic data. The tools used to interpret the data included proprietary and commercially available seismic processing software and commercially available reservoir modeling and simulation software. Reservoir parameters from analogous reservoirs were used to increase the quality of and confidence in the reserves estimates when available. The method or combination of methods used to estimate the reserves of each reservoir was based on the unique circumstances of each reservoir and the dataset available at the time of the estimate. Probable reserves are reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Estimates of probable reserves which may potentially be recoverable through additional drilling or recovery techniques are by nature more uncertain than estimates of proved reserves and accordingly are subject to substantially greater risk of not actually being realized by us. The probable reserves that have been assigned as of December 31, 2022, were based on both the greater percentage of recovery of the hydrocarbons in place than assumed for proved reserves, as well as the areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain.

Possible reserves are reserves that are less certain to be recovered than probable reserves. Estimates of possible reserves are also inherently imprecise. Estimates of probable and possible reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes, and other factors. The possible reserves that have been assigned as of December 31, 2022, were based on both the greater percentage of recovery of the hydrocarbons in place than assumed for probable reserves as well as to areas of a reservoir adjacent to probable reserves where data control or interpretations of available data are less certain.

The following table sets forth our estimated reserves NAR as of December 31, 2022:

	Oil	Natural Gas	Oil and Natural Gas
Reserves Category	(Mbbl)	(MMcf)	(MBOE)
Proved
Total proved developed reserves	40,360	858	40,503
Total proved undeveloped reserves	24,907	588	25,005
Total proved reserves(2)	65,267	1,446	65,508

Probable (1)
Total probable developed reserves	11,241	58	11,251
Total probable undeveloped reserves	24,379	271	24,424
Total probable reserves (3)	35,620	329	35,675

Possible (1)
Total possible developed reserves	11,818	71	11,830
Total possible undeveloped reserves (4)	27,307	264	27,351
Total possible reserves	39,125	335	39,181

(1) Estimates of probable and possible reserves are more uncertain than proved reserves, but have not been adjusted for risk due to that uncertainty. Accordingly, estimates of probable and possible reserves are not comparable and have not been, or should not be, summed arithmetically with each other or with estimates of proved reserves.
(2) Includes proved developed oil reserves of 0.7 MMbbl and proved undeveloped oil reserves of 2.1 MMbbl related to Ecuador.
(3) Includes probable developed oil reserves of 0.2 MMbbl and probable undeveloped oil reserves of 4.3 MMbbl related to Ecuador.
(4) Includes possible developed oil reserves of 0.2 MMbbl and possible undeveloped oil reserves of 5.8 MMbbl related to Ecuador.

Product Prices Used in Reserves Estimates

The product prices that were used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions and/or distance from market. The average realized prices for reserves in the report are:

Oil ($/bbl) - Colombia	$86.16
Natural Gas ($/Mcf) - Colombia	$3.67
Oil ($/bbl) - Ecuador	$91.53
ICE Brent - average of the first day of each month price for the 12-month period	$97.98

These prices should not be interpreted as a prediction of future prices. We do not represent that this data is the fair value of our oil and gas properties or a fair estimate of the present value of cash flows to be obtained from their development and production.

Proved Undeveloped Reserves

At December 31, 2022, we had total proved undeveloped reserves NAR of 25.0 MMBOE (December 31, 2021 - 24.8 MMBOE), which were 92% in Colombia, with the remainder in Ecuador (December 31, 2021 – 98% in Colombia with the remainder in Ecuador). Approximately 49%, 12% and 13% for a total of 74% of proved undeveloped reserves are located in our Acordionero, Costayaco and Moqueta fields, respectively, in Colombia. None of our proved undeveloped reserves at December 31, 2022, have remained undeveloped for five years or more since initial disclosure as proved reserves, and we have adopted a development plan which indicates that the proved undeveloped reserves are scheduled to be drilled within five years of initial disclosure as proved reserves.

Changes in proved undeveloped reserves during the year ended December 31, 2022 are shown in the table below:

Total Company - Oil Equivalent (MMBOE)
Balance, December 31, 2021	24.8
Converted to proved producing	(4.5)
Technical revisions	(0.3)
Extensions and discoveries	5.0
Balance, December 31, 2022	25.0

Changes in proved undeveloped reserves during the year ended December 31, 2022 shown in the table above primarily resulted from the following significant factors:

Converted to Proved Producing. In 2022, we converted 4.5 MMBOE, or 18% of 2021 proved undeveloped reserves to developed status (2.3 MMBOE in Acordionero, 1.4 MMBOE in Costayaco and 0.8 MMBOE in Moqueta). In 2022, the conversion of proved producing volumes was a result of capital expenditures of $52.6 million in Colombia associated with drilling 13 wells in Midas Block and six in Chaza Block.

Technical and Economic Revisions. During the year ended December 31, 2022, we revised down 0.3 MMBOE of proved undeveloped reserves in Colombia comprised of 0.2 MMBOE related to halting the planned drilling of an undeveloped location in the Vonu field and 0.1 MMBOE related to lower forecasted conversion volumes from the undeveloped pool in Ecuador Blocks.

Extensions and Discoveries. We added 5.0 MMBOE to proved undeveloped reserves during the year ended December 31, 2022, of which 3.3 MMBOE were in Colombia and 1.7 MMBOE in Ecuador. In Colombia, we had 2.4 and 0.5 MMBOE of extensions in Acordionero and Costayaco fields, respectively, with the remainder 0.4 MMBOE discoveries in Alea-1848 Block. In Ecuador, we had 1.4 MMBOE and 0.3 MMBOE of extensions in Chanangue and Charapa Blocks, respectively.

Production, Revenue and Price History

Certain information concerning production, prices, revenues, and operating expenses for the years ended December 31, 2022, 2021, and 2020 is set forth in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the “Supplementary Data (Unaudited)” provided following our Financial Statements in Item 8, which information is incorporated by reference here.

The following table presents NAR oil production, average sales prices, and operating expenses per NAR oil production from our major fields Acordionero, Costayaco, Moqueta, Cohembi and total for all our properties for the three years ended December 31, 2022, 2021, and 2020, respectively:

	Acordionero (1)	Costayaco (1)	Moqueta (1)	Cohembi (1)	Total for all properties (2)
Year Ended December 31, 2022
Oil production NAR bbl	4,491,574	1,621,073	542,796	1,105,451	8,692,689
Average sales price of oil per bbl	$83.65	$81.85	$80.38	$80.87	$81.84
Operating expenses of oil per bbl (3)	$15.07	$18.30	$24.10	$25.10	$19.85

Year Ended December 31, 2021
Oil production NAR bbl	4,183,773	1,435,434	605,926	797,196	7,879,794
Average sales price of oil per bbl	$62.17	$59.93	$58.80	$55.01	$60.12
Operating expenses of oil per bbl (3)(4)	$13.35	$20.12	$24.91	$20.14	$18.70

Year Ended December 31, 2020
Oil production NAR bbl	3,612,338	1,773,723	792,011	438,799	7,346,200
Average sales price of oil per bbl	$32.45	$32.07	$31.52	$32.32	$32.38
Operating expenses of oil per bbl (3)(4)	$12.53	$17.99	$18.09	$16.04	$16.67
(1) 100% of product sales were oil
(2) Includes de minimis natural gas production from non-core properties from Colombia of 9,682 Mcf (1,614 boe), 119,046 Mcf (19,841 boe)
and 214,719 Mcf (35,787 boe) for each of the years ended December 31, 2022, 2021, and 2020, respectively
(3) Operating expenses include operating and transportation expenses
(4)Covid-19 costs per bbl which were presented separately for the years ended December 31, 2021 and 2020 were re-classified back to operating and transportation costs to conform with December 31, 2022 presentation

We prepared the estimate of a standardized measure of proved reserves in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 932, “Extractive Activities – Oil and Gas.”

Drilling Activities

The following table summarizes the results of our exploration and development drilling activity for the past three years. Wells labeled as “In Progress” for a year were in progress as of December 31, 2022, 2021, or 2020. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to Gran Tierra of productive wells compared to the costs of dry holes.

	2022	2021	2020
	Gross and Net	Gross and Net	Gross and Net
Colombia

Exploration
Productive	2.0	—	—
Dry	2.0	—	—

Development
Productive	20.0	18.0	6.0
In progress	—	1.0	1.0

Service
Water injectors	8.0	3.0	1.0
	32.0	22.0	8.0

Ecuador

Exploration
Productive	2.0	—	—
	2.0	—	—
Total	34.0	22.0	8.0
One well in-progress in Colombia as at December 31, 2021, was put on production during the first quarter of 2022. In 2022, we continued work on power reliability and expansion infrastructure in the Acordionero, Cumplidor, Cohembi and Costayaco fields.

Well Statistics

The following table sets forth our productive wells as of December 31, 2022:

	Oil Wells
	Gross	Net
Colombia (1)	285.0	251.0
Ecuador	2.0	2.0
	287.0	253.0

(1) Includes 67.0 gross and 63.0 net water and gas injector wells and 93.0 gross and 91.0 net wells with multiple completions.

We commenced the execution of our 2023 capital program, as planned, and as of February 16, 2023, have drilled four development wells in Chaza Block and three in Midas Block.

Developed and Undeveloped Acreage

At December 31, 2022, our acreage was located 91% in Colombia and 9% in Ecuador. The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2022:

	Developed		Undeveloped (2)		Total
	Gross	Net	Gross	Net	Gross	Net
Colombia (1)	330,029	242,402	1,129,362	1,119,817	1,459,391	1,362,219
Ecuador	—	—	138,239	138,239	138,239	138,239
Total	330,029	242,402	1,267,601	1,258,056	1,597,630	1,500,458

(1) Excludes our interest in three blocks with a total of 0.1 million net acres for which government approval of relinquishment or sale was pending at December 31, 2022.
(2) As of December 31, 2022, the exploration phase for 0.3 million gross and net undeveloped acres expires within the next three years, with an option to extend the exploration phase for 50% of the expired area.

Marketing and Major Customers

Colombia represents approximately 99% of our production with oil reserves and production mainly located in the Middle Magdalena Valley (“MMV”) and Putumayo Basin. In MMV, our largest field is the Acordionero field, where we produce approximately 17° API oil, which represented 52% of total Company production for the year ended December 31, 2022. The Putumayo production is approximately 27° API for Chaza Block and 18° API for Suroriente Block, representing 25% and 14%, respectively, of total Company production for the year ended December 31, 2022 .

We have entered into numerous sales agreements for our production from MMV and the Putumayo Basin with domestic and international customers. These agreements are subject to renegotiation terms between twelve and thirty months and generally contain mutual termination provisions with 90 days’ notice. The volume of crude oil contemplated in these sales agreements does not include the volume of oil corresponding to royalties taken in-kind and starting October 2022 does include volumes relating to HPR royalties.

All of our Putumayo production is sold at the wellhead. The oil is picked up by customer at the Company-operated truck loading stations located at our Costayaco battery or Santana station facilities in Putumayo North and at our Cohembi and Cumplidor fields in Putumayo South. Production from the Acordionero field in MMV is trucked and sold at various terminals or pipeline inlets and various distances from the Acordionero field, depending on the marketing strategy to optimize the value. Production from MMV minor fields is sold at wellhead.

In 2022, all of our MMV production was sold to one international marketer and all of our Putumayo production was sold to two international marketers. The sales agreements for Putumayo and MMV production expire on March 31, 2025. The loss of each individual sales customer will not have a material adverse impact on our Company as customers can be substituted.

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

Geographic Information

Based on the geographic organization, Colombia is the only reportable segment. During 2020, we signed participation contracts for three blocks in Ecuador. For the years ended December 31, 2022, 2021 and 2020, the Ecuador business unit was not significant and was included in our Colombia reportable segment. Long-lived assets are Property, Plant and Equipment, which include all oil and gas assets, furniture and fixtures, automobiles, computer equipment, and capitalized leases. No long-lived assets are held in our country of domicile, which is the United States of America. Assets held by our corporate head office in Calgary, Alberta, Canada, were not significant as of December 31, 2022, and 2021 and were included in the Colombia reportable segment under “other” category. Because all of our exploration and development operations are in Colombia and Ecuador, we face many risks associated with these operations. See Item 1A “Risk Factors” for risks associated with our foreign operations.

Regulation

The oil and gas industry in both Colombia and Ecuador is heavily regulated. Rights and obligations relating to exploration, development, and production activities are explicit for each project; economics is governed by a royalty and tax regime. Various government approvals are required for property acquisitions and transfers, including, but not limited to, meeting financial and technical qualification criteria in order to be certified as an oil and gas company in the country. Oil and gas concessions are typically granted for fixed terms with an opportunity for extension.

Colombia Administration

We operate in Colombia through Colombian branches of the following entities: Gran Tierra Energy Colombia LLC, Gran Tierra Colombia Inc., and Gran Tierra Energy Resources Inc. These entities are currently qualified as operators of oil and gas properties by the ANH. The entities operate under a special regime for hydrocarbon companies in Colombia that entitle them to collect proceeds from oil sales abroad in U.S. dollars.

In Colombia, the ANH is the administrator of the hydrocarbons in the country and therefore is responsible for the administration of Colombian oil and gas contracts and managing all exploration lands. Ecopetrol, the Colombian national oil company, is a public company listed in the Colombian and United States stock markets, owned in majority by the state with the main purpose of exploring and producing hydrocarbons similar to any other integrated oil company. In addition, Ecopetrol is a major purchaser and marketer of oil in Colombia and directly or through its subsidiaries operates most of the oil pipeline transportation and refining infrastructure in the country. Ecopetrol Group also owns a majority stake in the Colombian energy transmission sector.

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

The contracts in place with ANH and Ecopetrol are agreements among both parties duly protected by regulation and, therefore, cannot be unilaterally adjusted at election of the Government. Contracts include the instances for remediation, arbitration and other protection measures. In addition, investment protection treaties and Colombia regulation protect the sanctity of existing contract.

Ecuador Administration

We operate in Ecuador through the Ecuadorian branch of Gran Tierra Energy Colombia, LLC.

In Ecuador, the Ministry of Energy and Mines (“MEM”, for its acronym in Spanish) is responsible for signing the oil and gas contracts and regulating the Ecuadorian oil and gas industry through the Agency for Regulation and Control of Energy and Non-Renewable Natural Resources.

The MEM uses service and participation contracts for the exploration and/or exploitation of hydrocarbons (“Participation Contracts”). We currently hold three Participation Contracts which provide for full risk for the contractor and production sharing with the MEM and contain an exploration and an exploitation periods. The exploration period has an associated work commitment and lasts typically 4 years. The participation contracts include a provision to extend the exploration period for up to two years, on the grounds of, among others, delays caused by the Ecuadorian government in the environmental licensing procedures. In the second quarter of 2021, we received a two-year extension of the exploration period for all three Participation Contracts, under the aforementioned provision. The exploitation period usually lasts 20 years from the approval of the development plan for one of several commercial hydrocarbon discoveries. Such contracts may be terminated at the election of the MEM on the failure of the contract holder to comply with certain material terms of the contract, such as failure to perform committed exploration operations in accordance with the contract.

When operating under a participation contract, the contractor is the owner of the hydrocarbons extracted from the contract area during the performance of operations, except for the share of volumes owned by the MEM agreed under each contract.

Environmental Compliance

Our activities are subject to laws and regulations governing environmental compliance quality, waste and pollution control in the countries where we maintain operations. Our activities with respect to exploration, drilling, production facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil and other products, are subject to stringent environmental regulation by regional and federal authorities in Colombia and Ecuador. Such regulations relate to mandatory environmental impact studies, the discharge of pollutants into air and water, water use and management, the management of non-hazardous and hazardous waste, including its transportation, storage and disposal permitting for the construction of facilities, recycling requirements and reclamation standards, and the protection of certain plants and animal species as well as cultural resources and areas inhabited by indigenous peoples, among others. Risks are inherent in oil and gas exploration, development and production operations. These risks include blowouts, fires, or spills. Significant costs and liabilities may be incurred in connection with environmental compliance issues. Licenses and permits required for our exploration and production activities may not be obtainable on reasonable terms or on a timely basis, which could result in delays and have an adverse effect on our operations. Spills and releases of petroleum products into the environment can result in remediation costs and liability for damages. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and prospects. Moreover, violations of environmental laws and regulations can result in the issuance of administrative, civil or criminal fines and penalties, as well as orders or injunctions prohibiting some or all of our operations in affected areas. In addition, indigenous groups or other local organizations could oppose our operations in their communities, potentially resulting in delays which could adversely affect new developments. Governmental or judicial actions may influence the interpretation and enforcement of environmental laws and regulations and may thereby increase licensing and compliance costs. We do not expect that the cost of compliance with regional and federal provisions, which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment or natural resources, will be material to us.

We have implemented a company wide web-based reporting system which allows us to track incidents and respective corrective actions and associated costs. We have a Corporate Health, Safety, and Environmental Management Policy and Plan as well as a Corporate Environmental Management Plan (“EMP”). The EMP is based on the environmental performance standards of the World Bank/IFC and reflects best industry practices. We have an Environmental Management System which is ISO14001:2015 certified representing compliance with internationally recognized industry best practice, as well as the environmental risk management program and robust waste management procedures. Air, soil and water testing occurs regularly and environmental contingency plans have been prepared for all sites and transportation of oil. We have a regular quarterly reporting system, reporting to executive management as well as the Health Safety and Environment Committee of the Board of Directors. We have a schedule of internal and external audits and routine checking of practices and procedures and conduct emergency response exercises.

Human Capital Management

At December 31, 2022, we had 336 full-time employees (December 31, 2021 - 319): 96 located in the Calgary corporate office, 235 in Colombia (163 staff in Bogota and 72 field personnel), and 5 in Ecuador (Quito). None of our employees are represented by labor unions, and we consider our employee relations to be good.

Health and Safety

Safety is our top priority, and we have implemented safety management systems, procedures, and tools to protect our employees and contractors. As part of our Health and Safety Management System, we identify potential risks associated with the workplace and develop measures to mitigate possible hazards. We support our employees with general safety training and implement specific programs for those working in all our operations, such as equipment and machinery safety, chemical management, and electrical safety.

Workplace Practices and Policies

Gran Tierra Energy is an equal opportunity employer committed to equality and sourcing local employees, contractors, and suppliers. We have a program to increase gender and diversity representation, including guidelines to prevent gender discrimination in selection and recruitment by contractors, incentives to promote the recruitment of women throughout the supply chain, training to increase the competitiveness of female employees and candidates, and guarantees of fair working conditions including schedules and salaries.

We are committed to enabling employees and contractors to grow within their roles to advance by offering coaching and mentoring programs. An example of this is our Te Enseña (Learn with Gran Tierra) program. It involves independent training sessions across several departments, where participants improve internal knowledge and further develop their skill sets. We also offer employee-led virtual training sessions that promote individual growth and create a space to learn from their peers. These programs have fostered interdepartmental connections between employees and contractors providing ability to work remotely.

Compensation

We believe all that employees deserve competitive compensation and standard short and long-term incentives that enable employees to share success of the company.

Engagement

We believe that open, honest, and transparent communication among the team members, managers, and senior management promotes company engagement and offers a strong understanding of our business’s big picture. We regularly encourage employees to learn about the organization’s strategic objectives and understand company’s decisions and how those decisions impact them specifically. We undertake quarterly reviews to inform our team about the company’s performance and future goals. We believe these key strategies have led to strategic alignment across the organization.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC. We make available free of charge through our website at www.grantierra.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also posted to the governance section of our website. Our website address is provided solely for informational purposes. Information on our website is not incorporated into this Annual Report or otherwise made part of this Annual Report. We intend to use our website as means for distributing information to the public for purposes of compliance with Regulation Fair Disclosure.

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

We may be adversely affected by global epidemics, including the ongoing COVID-19 pandemic

The outbreak of COVID-19 continued throughout 2022. Worldwide economic climate continued to be volatile making accounting estimates more onerous. Despite the improvement in oil prices in 2022, this volatile economic climate has had and may in the future have significant adverse impacts on our Company. The extent to which the COVID-19 pandemic adversely affects our business, results of operations and financial condition will depend on future developments, many of which are outside of our control. such as the continued severity, including any sustained geographic resurgence; the emergence of new variants and strains of the COVID-19 virus; the success of actions to contain or treat the virus, and actions taken by governmental authorities and other third parties in response to the pandemic. To the extent the COVID-19 pandemic may continue to adversely affect our business, operations, financial condition and operating results, it may also have the effect of heightening the other risks described herein.

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

The process of estimating oil and natural gas reserves is complex and requires us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, our reserves estimates are inherently imprecise. All categories of reserves are continually subject to revisions based on production history, results of additional exploration and development, price changes and other factors. When producing an estimate of the amount of oil that is recoverable from a particular reservoir, probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Possible reserves are even less certain and generally require only a 10% or greater probability of being recovered. Estimates of probable and possible reserves are by their nature much more speculative than estimates of proved reserves and are subject to greater uncertainties, and accordingly the likelihood of recovering those reserves is subject to substantially greater risk. Actual future production, oil and natural gas prices, revenues, taxes, exploration and development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we estimate. Such changes could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

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

Our business is subject to local legal, social, security, political and economic factors that are beyond our control, which could impair or delay our ability to expand our operations or operate profitably

All of our proved reserves and production are currently located in Colombia and Ecuador; however, we may eventually expand to other countries. Exploration and production operations are subject to legal, social, security, political and economic uncertainties, including terrorism, social unrest and activism, illegal blockades, strikes by local or national labor groups, interference with private contract rights, extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. When such disruptions occur, they may adversely impact our operations and threaten the economic viability of our projects or our ability to meet our production targets.

Both Colombia and Ecuador may experience future political and economic instability. Colombia has experienced social, economic and security turmoil related to security, guerilla and narcotrafficking. Political changes because of future electoral processes could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including but not limited to: the imposition of additional taxes as was the case in 2022; nationalization; changes in energy or environmental policies or the personnel administering them; changes in oil and natural gas pricing policies; and royalty changes or increases. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets or renegotiation or nullification of existing concessions and contracts. Any changes in the oil and gas or investment regulations and policies or a shift in political attitudes in Ecuador or Colombia are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit. Colombia has investment protection treaties in place with the United States and Canada as well as a history of sanctity of contracts.

Oil production in Ecuador has recently been impacted by outages experienced by the nation’s two major pipelines (the Sistema de Oleoductos Trans Ecuadoriano (“SOTE”) and the Oleoducto de Crudos Pesados (“OCP”) pipelines) caused by physical damage from significant soil erosion in areas along the Coca river. While these pipelines have now been rerouted and are back in service, there remains some risk to our ability to transport oil to market through these systems from future, unforeseen natural events that could again generate outages in the OCP and SOTE pipelines. Such events could include, but are not limited to, earthquakes, volcanic eruptions and additional significant soil erosion. GTE mitigates this risk through the maintenance of surplus storage capacity at its facilities (typically 3-days by design) and the optionality of trucking oil to points of sale.

We are vulnerable to risks associated with geographically concentrated operations

The vast majority of our production comes from four fields located in Colombia. For the year ended December 31, 2022, the Acordionero, Costayaco, Moqueta and Cohembi fields collectively generated 89% of our production and at December 31, 2022, these four fields accounted for 80% of our proved reserves. As a result of this concentration, we may be disproportionately exposed to the impact of, among other things, regional supply and demand factors including limitations on our ability to most profitably sell or market our oil to a smaller pool of potential buyers, delays or interruptions of production from wells in these areas caused by governmental regulation, community protests, guerrilla activities, processing or transportation capacity constraints, continued authorization by the government to explore and drill in these areas, severe weather events and the availability of drilling rigs and related equipment, facilities, personnel or services. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties.

We rely on local infrastructure and the availability of transportation for storage and shipment of our products. This infrastructure, including storage and transportation facilities, is less developed than that in North America and may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. Further, we operate in remote areas and may rely on helicopters, boats or other transportation methods. Some of these transport methods may result in increased levels of risk, including the risk of accidents involving serious injury or loss of life, and could lead to operational delays which could affect our ability to add to our reserve base or produce oil and could have a significant impact on our reputation or cash flow. Additionally, some of this equipment is specialized and may be difficult to obtain in our areas of operations, which could hamper or delay operations, and could increase the cost of those operations. In 2022 experienced several short-term localized farmers’ blockades directed at the Colombian government, which resulted in the Suroriente and PUT-7 Blocks being temporarily shut-in.

Social disruptions or community disputes in our areas of operations may delay production and result in lost revenue

To enjoy the support and trust of local populations and governments, we must demonstrate a commitment to providing local employment, training and business opportunities; a high level of environmental performance; open and transparent communication; and a willingness to discuss and address community issues including community development investments that are carefully selected, not unduly costly and bring lasting social and economic benefits to the community and the area. Improper management of these relationships could lead to a delay or suspension of operations, loss of license or major impact to our reputation in these communities, which could adversely affect our business. We cannot ensure that such issues or disruptions will not be experienced in the future, and we cannot predict their potential impacts, which may include delays or loss of production, standby charges, stranded equipment, or damage to our facilities. We also cannot ensure that we will not experience protests or blockades erected by criminal groups or cultivators of illegal crops, in response to the Colombian government's eradication of such crops, if such crops are grown in proximity to roads required to access our operations. In addition, we must comply with legislative requirements for prior consultation with communities and ethnic groups who are affected by our proposed projects in Colombia and Ecuador. Notwithstanding our compliance with these requirements, we may be sued by such communities through a writ for protection of tutela in the Colombian courts for enhanced consultation, potentially leading to increased costs, operational delays and other impacts. In addition, several areas in Colombia have conducted Popular Consultations and essential referendums on extractive industries. The referendums were organized by opponents of the mining or oil and natural gas industries. It remains unclear to what extent such results can impact the exercise of mineral rights conferred by the national government. In 2022, the Colombian government has begun conversations with other illegal armed groups in order to seek execution of new peace processes and agreements aimed at dismantling such organizations.

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

Colombia and Ecuador have experienced social turmoil related to changes in economic policy, which have resulted in illegal road blockades throughout the countries, and illegal invasions to private property and impacting regions where company activities are located. While blockages have been historically directed at the State, the resulting impact may hinder our ability to mobilize oil, personnel and equipment, resulting in temporary shut-in of production or negatively impacting Company assets.

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

Certain acquisitions could adversely affect our financial results

We may pursue strategic acquisitions as part of our business strategy from time to time. There is no assurance that we will be able to find suitable acquisition candidates or be able to complete acquisitions on favorable terms, if at all. We may also discover liabilities or deficiencies associated with any acquisitions that were not identified in advance, which may result in unanticipated costs. Additionally, integration efforts associated with our acquisitions may require significant capital and operating expense.

We intend to pay for future acquisitions using cash, stock, notes, debt, assumption of indebtedness or any combination of the foregoing. To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. This additional financing may not be available or, if available, may not be on terms acceptable to us. Further, high volatility in the capital markets and in our stock price may make it difficult for us to access the capital markets at attractive prices, if at all.

In addition, the anticipated benefits of an acquisition may not be realized fully or at all, or may take longer to realize than we expect. If we are not able to realize the anticipated benefits expected from our acquisitions within a reasonable time, our business, financial condition and results of operations may be adversely affected.

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

Risks Related to our Financial Condition

Our business requires significant capital expenditures, and we may not have the resources necessary to fund these expenditures

Our base capital program for 2023 is $210.0 million to $250.0 million for exploration and development activities. We expect to fund our 2023 capital program through cash flows from operations. Funding this program from cash flow from operations relies in part on Brent oil prices being at least $60 per barrel or greater. For the period from January 1 to February 16, 2023, the average price of Brent oil was $83.95 per barrel.

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

A failure to meet goals or evolving stakeholder expectations of Environmental, Social and Governance (“ESG”) practices and reporting may potentially harm our reputation and impact employee retention, customer relationships, and access to capital. For example, certain market participants use third party benchmarks or scores to measure a company’s ESG practices in making investment decisions and customers and suppliers may evaluate our ESG practices or require that we adopt certain ESG policies as a condition of awarding contracts.

The borrowing base under our credit facility may be reduced by the lenders, which could prevent us from meeting our future capital needs

The borrowing base under our credit facility is currently $150.0 million, of which $100.0 million is presently eligible for borrowing and an option for additional $50.0 million upon mutual agreement by the Company and the lender. Our borrowing base may decrease as a result of a decline in oil or natural gas prices, operating difficulties, declines in reserves, lending requirements or regulations, lenders willingness to lend to the oil and gas industry, the issuance of new indebtedness or for any other reason. We cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. In the event of a decrease in our borrowing base, we could be required to repay any indebtedness in excess of the redetermined borrowing base, which would deplete cash flow from operations or require additional financing.

Further, our borrowing base is made available to us subject to compliance with financial covenants under the terms of our credit facility, including compliance with ratios and other financial covenants of such facility, and a failure to comply with such ratios or covenants could force us to repay a portion of our borrowings and suffer adverse financial impacts. We are required to maintain Global Coverage Ratio of at least 150% calculated using net present value of consolidated future cash flows over the outstanding amount on the credit facility, Prepayment Life Coverage Ratio of at least 150% calculated using the estimated aggregate value of commodities to be delivered over the outstanding amount on the credit facility and liquidity ratio where the Company’s projected sources of cash exceed projected uses of cash by at least 1.15 times.

As of December 31, 2022, the credit facility remained undrawn.

On February 20, 2023, the the availability period for draws under the credit facility were extended for additional six months.

Our credit facility matures in August 2024. Capital financing may not be available to us at economic rates

Our credit facility will mature in August 2024. There can be no assurance that financial market conditions or borrowing terms at the time our credit facility is renegotiated will be as favorable as the current terms and interest rates. We may be unable to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements, or other purposes.

Foreign currency exchange rate volatility may affect our financial results

We sell our oil and natural gas production under agreements that are denominated mainly in U.S. dollars. Many of the operational and other expenses we incur, including current and deferred tax assets and liabilities in Colombia, are denominated in Colombian pesos. Most of our administration costs in Canada are incurred in Canadian dollars. As a result, we are exposed to translation risk when local currency financial statements are translated to U.S. dollars, our reporting currency. An appreciation of local currencies can increase our costs and negatively impact our results from operations. Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We are also exposed to transaction risk on settlement of payables and receivables denominated in foreign currency.

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

In Colombia, the ANH is delegated by Ministry of Mining and Energy to offer and award new blocks through exploration and production (“E&P) and technical evaluation agreement contract terms. The new administration has stated that no new bid rounds for exploration blocks will be done until it is decided differently by the government. In addition, in 2023 the government has issued a new decree eliminating the obligation of ANH to offer bid rounds for the blocks offered by Companies. Under new Colombia regulation, we may not be able to obtain new exploration licenses which can have adverse impact on our future exploration activities, production and operations.

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

Risks Related to Ownership of our Common Stock

Shares of our Common Stock are listed on the NYSE American, the Toronto Stock Exchange (“TSX”) and the London Stock Exchange (“LSE”) and investors seeking to take advantage of price differences between such markets may create unexpected volatility in market prices

Shares of our Common Stock are listed on the NYSE American, the TSX and the LSE. While the Common Stock is traded on such markets, the price and volume levels could fluctuate significantly on any market independently of the price or trading volume on other markets. Investors could seek to sell or purchase shares of Common Stock to take advantage of any price differences between the NYSE American, the TSX and the LSE through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in the price of the Common Stock on any of these exchanges or the volume of Common Stock available for trading on any of these markets. In addition, shareholders in any of these jurisdictions will not be able to transfer such shares of Common Stock for trading on another market without effecting necessary procedures with our transfer agent or registrar. This could result in time delays and additional cost for shareholders of the Common Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

We have several lawsuits and claims pending. The outcome of the lawsuits and disputes cannot be predicted with certainty; We believe the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. We record costs as they are incurred or become probable and determinable.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Set forth below is information regarding our executive officers as of February 16, 2023.

Name	Age	Position
Gary S. Guidry	67	President and Chief Executive Officer, Director
Ryan Ellson	47	Chief Financial Officer and Executive Vice President, Finance
James Evans	57	Vice President, Corporate Services
Rodger Trimble	61	Vice President, Investor Relations
Lawrence West	66	Vice President, Exploration

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

•Ryan Ellson, Chief Financial Officer and Executive Vice President, Finance. Mr. Ellson has been Gran Tierra’s Chief Financial Officer since May 2015. Mr. Ellson has over 23 years of experience in a broad range of international corporate finance and accounting roles. Mr. Ellson is currently a Director of Canary Biofuels and until September 2022 was a Director at PetroTal Corp. (since December 2017). From July 2014 until December 2014 Mr. Ellson was Head of Finance for Glencore E&P (Canada) Inc. and prior thereto Vice President, Finance at Caracal Energy Inc.(“Caracal”), a London Stock Exchange (“LSE”) listed company with operations in Chad, Africa from August 2011 until July 2014. Glencore E&P (Canada) purchased Caracal in July 2014. Prior to Caracal, Mr. Ellson was Vice President of Finance at Sea Dragon Energy from April 2010 until August 2011. In these positions, Mr. Ellson oversaw financial and accounting functions, implemented and oversaw internal financial controls, secured reserve based lending facility’s and was involved in multiple capital raises. Mr. Ellson has held management and executive positions with companies operating in Chad, Egypt, India and Canada. Mr. Ellson is a Chartered Professional Accountant and holds a Bachelor of Commerce and a Master of Professional Accounting from the University of Saskatchewan. Mr. Ellson has completed the Leadership for Senior Executives program at Harvard Business School and the General Management Program at the Wharton School of the University of Pennsylvania.

•James Evans, Vice President, Corporate Services. Mr. Evans has been Gran Tierra’s Vice President, Corporate Services, since May 2015. Mr. Evans has over 29 years of experience including working the last 18 years in the international oil and gas industry. Most recently, Mr. Evans was the Head of Compliance & Corporate Services for Glencore E&P (Canada) Inc. from July 2014 to December 2014, and prior thereto Vice President of Compliance & Corporate Services at Caracal Energy Inc. from July 2011 to June 2014 where he oversaw the execution of corporate strategy and goals, developed and implemented a robust corporate compliance program, and managed all aspects of IT, document control, security and administration. Mr. Evans also managed the recruitment, training and retention of staff in both Calgary and Chad. He oversaw the growth of Caracal Energy from seven employees to more than 400 at the time of sale to Glencore. Prior to Caracal, Mr. Evans held senior management and executive positions at Orion Oil and Gas and Tanganyika Oil, with operating experience in Egypt, Syria and Canada. Mr. Evans holds a Bachelor of Commerce degree from the University of Calgary.

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

•Lawrence West, Vice President, Exploration. Mr. West has been Gran Tierra’s Vice President, Exploration, since May 2015. Mr. West has over 44 years of experience as an executive, explorationist, and geologist. Most recently, Mr. West was Vice President, Exploration at Caracal Energy from July 2011 to June 2014. Mr. West built a multi-disciplinary team to assess resources and grow reserves in the interior rift basins within Chad and led a successful exploration program. During his tenure he successfully executed two large 2D/3D seismic shoots in remote frontier basins, on time and on budget. Prior to Caracal he has been involved in starting and growing several public and private companies, including Reserve Royalty Corp., Chariot Energy, Auriga Energy and Orion Oil and Gas. Lawrence worked at Alberta Energy Company (AEC), where he was on the team that merged with Conwest. He built and led the AEC East team to the Rocky Mountain USA basins. His career began with Imperial Oil working on prospect and reservoir characterization, in multi-disciplinary teams, and as a technical mentor to exploration teams. Lawrence has an Honours Bachelor of Science in Geology from McMaster University and an MBA, specializing in economics, from the University of Calgary.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock trade on the NYSE American, the TSX and on the LSE under the symbol “GTE”.

As of February 16, 2023, there were approximately 32 holders of record of shares of our Common Stock and 346,151,157 shares outstanding with $0.001 par value.

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

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2022	—	$—	—	25,300,267
November 1-30, 2022	4,313,006	$1.31	4,313,006	20,987,261
December 1-31, 2022	7,700,754	$0.95	7,700,754	13,286,507
Total	12,013,760	$1.08	12,013,760	13,286,507

(1) Including commission fees paid to the broker to re-purchase the Common Stock.

(2) On August 29, 2022, we implemented a share re-purchase program (the “2022 Program”) through the facilities of the TSX and eligible alternative trading platforms in Canada commencing September 1, 2022 and ending on August 31, 2023. We will be able to purchase for cancellation at prevailing market prices up to 36,033,969 shares of Common Stock, representing approximately 10% of our issued and outstanding shares of Common Stock as of August 22, 2022.

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

The performance graph below shows the cumulative total shareholder return on our shares of the period starting on December 31, 2017, and ending on December 31, 2022, which was the end of our fiscal 2022 year. This is compared with the cumulative total returns over the same period of the S&P 500 Total Return Index and the S&P O&G E&P Select Index Total Return. The graph assumes that, on December 31, 2017, $100 was invested in our shares and $100 was invested in each of the other two indices, with dividends reinvested on the ex-dividend date without payment of any commissions. The performance shown in the graph represents past performance and should not considered an indication of future performance.

Comparison of 5 Year Cumulative Total Return
$250.0
$200.0
$150.0
$100.0
$50.0
$—
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Gran Tierra Energy Inc. (GTE)
S&P 500 Total Return (SPXT)
S&P O&G E&P Select Index Total Return (SPSIOPTR)

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Gran Tierra Energy Inc. (GTE)	$100.0	$80.4	$47.8	$13.5	$28.2	$36.7
S&P 500 Total Return (SPXT)	$100.0	$95.6	$125.7	$148.9	$191.6	$156.9
S&P O&G E&P Select Index Total Return (SPSIOPTR)	$100.0	$72.0	$65.4	$41.5	$69.5	$101.3

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

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements and Supplementary Data” as set out in Part II, Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses items related to the fiscal year ended December 31, 2022, and year-to-year comparisons between the fiscal years ended December 31, 2022, and 2021, respectively. Discussions of items related to the fiscal year ended December 31, 2021 and year-to-year comparisons between the fiscal years ended December 31, 2021 and 2020, respectively, that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

We are a company focused on international oil and gas exploration and production with assets currently in Colombia and Ecuador. Our Colombian properties represented 96% of our proved reserves NAR at December 31, 2022. For the year ended December 31, 2022, 100% of our revenue was generated in Colombia (2021 - 100% and 2020 -100%). We are headquartered in Calgary, Alberta, Canada.

As of December 31, 2022, we had estimated proved reserves NAR of 65.5 MMBOE, a 2% decrease from the prior year, of which 62% were proved developed reserves and 100% were oil.

Financial and Operational Highlights

Key Highlights

•Net income in 2022 was $139.0 million or $0.38 per share basic and diluted compared to a net income of $42.5 million or $0.12 per share basic and diluted in 2021
•Income before income taxes in 2022 was $244.9 million compared to $23.1 million in 2021
•Adjusted EBITDA(2) for 2022 was $489.6 million compared to $241.5 million in 2021
•Our total 2022 average production NAR was 23,815 bopd, an increase from 21,588 bopd in 2021 as a result of successful drilling and workover campaigns in Acordionero and Costayaco fields, less disruption from blockades compared to 2021, and production from exploration success in Ecuador
•Our total 2022 oil sales volumes NAR increased by 10% to 23,696 bopd compared to 21,598 bopd in 2021
•Oil sales for 2022 increased by 50% to $711.4 million compared to $473.7 million in 2021, primarily as a result of a 40% increase in Brent price, a 10% increase in sales volumes, partially offset by 55% higher quality and transportation discounts
•Oil sales per bbl for 2022 were $82.25, 37% higher compared to 2021, directly a result of increased benchmark pricing
•In 2022, we generated net cash provided by operating activities of $427.7 million, an increase of 75% from $244.8 million in 2021
•Funds flow from operations(2) for 2022 increased by 96% to $366.0 million or $1.00 per share basic and $0.99 per share diluted compared with $186.5 million or $0.51 per share basic and diluted in 2021
•During 2022 the Company generated $129.4 million of free cash flow(2) which was used for debt reduction and share re-purchase
•Operating expenses per bbl for 2022 were $18.77, 9% higher than 2021, primarily as a result of higher workovers and higher power generation expense due to increased activities attributed to higher production and waterflood program in all major fields. Total operating expenses were $162.4 million in 2022, compared to $135.7 million in 2021, representing a 20% increase
•Quality and transportation discounts per bbl for 2022 were $16.79 compared to $10.86 in 2021. The increase was due to higher Castilla and Vasconia differentials in 2022 as a result of lower demand for heavy oil compared to 2021
•Transportation expenses per bbl for 2022 decreased by 20% to $1.18 compared to $1.48 in 2021, primarily due to higher volumes sold at wellhead during 2022
•General and administrative (“G&A”) expenses before stock-based compensation per bbl for 2022 increased by 5% to $3.69 compared to $3.53 for 2021 due to higher costs for optimization projects and lease obligations expenses in 2022. G&A expense before stock-based compensation was $31.9 million in 2022, compared to $27.9 million in 2021, representing a 15% increase
•Capital expenditures increased by $86.7 million or 58% from the prior year to $236.6 million as a result drilling program in the Acordionero and Costayaco fields and exploration wells in Colombia and Ecuador

(Thousands of U.S. Dollars, unless otherwise noted)	Year Ended December 31,
	2022	% Change	2021	% Change	2020
SEC Compliant Reserves, NAR (MMBOE)
Estimated proved oil and gas reserves	66	(1)	67	3	65

Estimated probable oil and gas reserves	36	—	36	(18)	44

Estimated possible oil and gas reserves	39	26	31	(30)	44

Average Consolidated Daily Volumes (BOPD)
Working interest (“WI”) production before royalties	30,746	16	26,507	17	22,624
Royalties	(6,931)	41	(4,919)	93	(2,552)
Production NAR	23,815	10	21,588	8	20,072
(Increase) decrease in inventory	(119)	(1,290)	10	(89)	91
Sales (1)	23,696	10	21,598	7	20,163

Net Income (Loss)	$139,029	227	$42,482	105	$(777,967)

Operating Netback
Oil sales	$711,388	50	$473,722	99	$237,838
Operating expenses	(162,385)	20	(135,722)	19	(114,371)
Transportation expenses	(10,197)	(12)	(11,618)	8	(10,739)
Operating netback (2)	$538,806	65	$326,382	190	$112,728

G&A Expenses Before Stock-Based Compensation	$31,908	15	$27,867	15	$24,134
G&A Stock-Based Compensation	$9,049	8	$8,396	590	$1,216
Adjusted EBITDA (2)	$489,555	103	$241,536	150	$96,482
Net Cash Provided By Operating Activities	$427,711	75	$244,834	202	$81,074
Funds Flow From Operations (2)	$366,024	96	$186,485	312	$45,213
Capital Expenditures	$236,604	58	$149,879	56	$96,281

	As at December 31,
(Thousands of U.S. Dollars)	2022	% Change	2021	% Change	2020
Cash and cash equivalents	$126,873	386	$26,109	91	$13,687

Revolving credit facility	$—	(100)	$67,500	(64)	$190,000

Senior Notes	$579,909	(3)	$600,000	—	$600,000
(1) Sales volumes represent production NAR adjusted for inventory changes

(2) Non-GAAP measures

Operating netback, adjusted EBITDA, funds flow from operations, and free cash flow are non-GAAP measures which do not have any standardized meaning prescribed under General Accepted Accounting Principles (“GAAP”). Management views these measures as financial performance measures. Investors are cautioned that these measures should not be construed as alternatives to net income or loss or other measures of financial performance as determined in accordance with GAAP. Our method of calculating these measures may differ from other companies and, accordingly, may not be comparable to similar measures used by other companies. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure.

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

EBITDA, as presented, is defined as net income or loss adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense, and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for asset impairment, goodwill impairment, non-cash lease expense, lease payments, unrealized foreign exchange gains or losses, unrealized derivative instruments gains or losses, other financial instruments gains or losses, other non-cash gains or losses, and stock-based compensation expense. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is a useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net income or loss to EBITDA and adjusted EBITDA is as follows:

	Year Ended			Three Months Ended
	December 31,			December 31,		September 30,
(Thousands of U.S. Dollars)	2022	2021	2020	2022	2021	2022
Net income (loss)	$139,029	$42,482	$(777,967)	$33,275	$62,524	$38,663
Adjustments to reconcile net income (loss) to EBITDA and Adjusted EBITDA
DD&A expenses	180,280	139,874	164,233	51,781	41,574	45,320
Interest expense	46,493	54,381	54,140	10,750	13,026	11,421
Income tax expense (recovery)	105,906	(19,346)	(75,394)	5,966	(46,141)	21,734
EBITDA (non-GAAP)	$471,708	$217,391	$(634,988)	$101,772	$70,983	$117,138
Asset impairment	—	—	564,495	—	—	—
Goodwill impairment	—	—	102,581	—	—	—
Non-cash lease expense	2,818	1,667	1,951	809	445	851
Lease payments	(1,666)	(1,621)	(1,926)	(532)	(382)	(402)
Unrealized foreign exchange loss	10,251	21,879	5,271	4,113	4,934	6,636
Unrealized derivative instruments (gain) loss	—	(9,589)	7,809	—	(12,088)	(219)
Other financial instruments (gain) loss	(7)	3,369	48,047	(7)	15,794	—
Other non-cash (gain) loss	(2,598)	44	2,026	—	44	(2,598)
Stock-based compensation expense (recovery)	9,049	8,396	1,216	2,673	1,799	(170)
Adjusted EBITDA (non-GAAP)	$489,555	$241,536	$96,482	$108,828	$81,529	$121,236

Funds flow from operations, as presented, is defined as net income or loss adjusted for DD&A expenses, asset impairment, goodwill impairment, deferred tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gains or losses, unrealized derivative instruments gains or losses, other financial instruments gains or losses, and other non-cash gains or losses. Management uses this financial measure to analyze performance and income or loss generated by our principal business activities prior to the consideration of how non-cash items affect that income or loss, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. Free cash flow, as presented, is defined as funds flow less capital expenditures. Management uses this financial measure to analyze cash flow generated by our principal business activities after capital requirements and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income or loss to funds flow from operations and free cash flow is as follows:

	Year Ended			Three Months Ended,
	December 31,			December 31,		September 30,
(Thousands of U.S. Dollars)	2022	2021	2020	2022	2021	2022
Net income (loss)	$139,029	$42,482	$(777,967)	$33,275	$62,524	$38,663
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	180,280	139,874	164,233	51,781	41,574	45,320
Asset impairment	—	—	564,495	—	—	—
Goodwill impairment	—	—	102,581	—	—	—
Deferred tax expense (recovery)	25,340	(23,825)	(76,148)	(11,528)	(50,634)	4,914
Stock-based compensation expense (recovery)	9,049	8,396	1,216	2,673	1,799	(170)
Amortization of debt issuance costs	3,528	3,809	3,625	759	1,127	751
Non-cash lease expense	2,818	1,667	1,951	809	445	851
Lease payments	(1,666)	(1,621)	(1,926)	(532)	(382)	(402)
Unrealized foreign exchange loss	10,251	21,879	5,271	4,113	4,934	6,636
Unrealized derivative instruments (gain) loss	—	(9,589)	7,809	—	(12,088)	(219)
Other financial instruments (gain) loss	(7)	3,369	48,047	(7)	15,794	—
Other non-cash (gain) loss	(2,598)	44	2,026	—	44	(2,598)
Funds flow from operations (non-GAAP)	$366,024	$186,485	$45,213	$81,343	$65,137	$93,746
Capital expenditures	$236,604	$149,879	$96,281	$72,887	$40,229	$57,035
Free cash flow (non-GAAP)	$129,420	$36,606	$(51,068)	$8,456	$24,908	$36,711

Consolidated Results of Operations

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	% Change	2021	% Change	2020
Oil sales	$711,388	50	$473,722	99	$237,838
Operating expenses	162,385	20	135,722	19	114,371
Transportation expenses	10,197	(12)	11,618	8	10,739
Operating netback (1)	538,806	65	326,382	190	112,728

DD&A expenses	180,280	29	139,874	(15)	164,233
Asset impairment	—	—	—	(100)	564,495
Goodwill Impairment	—	—	—	(100)	102,581
G&A expenses before stock-based compensation	31,908	15	27,867	15	24,134
G&A stock-based compensation expense	9,049	8	8,396	590	1,216
Foreign exchange loss	2,578	(87)	20,477	389	4,184
Derivative instruments loss	26,611	(46)	48,838	1,564	2,935
Other financial instruments (gain) loss	(7)	(100)	3,369	(93)	48,047
Interest expense	46,493	(15)	54,381	—	54,140
	296,912	(2)	303,202	(69)	965,965

Other gain (loss)	2,598	(6,005)	(44)	(91)	(469)
Interest income	443	100	—	(100)	345
Income (loss) before income taxes	244,935	959	23,136	103	(853,361)

Current income tax expense	80,566	1,699	4,479	494	754
Deferred income tax expense (recovery)	25,340	206	(23,825)	69	(76,148)
Total income tax expense (recovery)	105,906	647	(19,346)	74	(75,394)
Net income (loss)	$139,029	227	$42,482	105	$(777,967)

Sales Volumes (NAR)
Total sales volumes, BOPD	23,696	10	21,598	7	20,163

Brent Price per bbl	$99.04	40	$70.95	64	$43.21

Consolidated Results of Operations per bbl Sales Volumes (NAR)
Oil sales	$82.25	37	$60.09	86	$32.23
Operating expenses	18.77	9	17.22	11	15.50
Transportation expenses	1.18	(20)	1.48	2	1.45
Operating netback (1)	62.30	51	41.39	171	15.28

DD&A expenses	20.84	17	17.74	(20)	22.25
Asset impairment	—	—	—	(100)	76.49
Goodwill Impairment	—	—	—	(100)	13.90
G&A expenses before stock-based compensation	3.69	5	3.53	8	3.27
G&A stock-based compensation expense	1.05	(2)	1.07	569	0.16
Foreign exchange loss	0.30	(88)	2.60	356	0.57
Derivative instruments loss	3.08	(50)	6.19	1,448	0.40
Other financial instruments (gain) loss	—	(100)	0.43	(93)	6.51
Interest expense	5.38	(22)	6.90	(6)	7.34
	34.34	(11)	38.46	(71)	130.89

Other gain (loss)	0.30	(3,100)	(0.01)	(83)	(0.06)
Interest income	0.05	100	—	(100)	0.05
Income (loss) before income taxes	28.31	870	2.92	103	(115.62)

Current income tax expense	9.31	1,533	0.57	470	0.10
Deferred income tax expense (recovery)	2.93	197	(3.02)	71	(10.32)
Total income tax expense (recovery)	12.24	600	(2.45)	76	(10.22)
Net income (loss)	$16.07	199	$5.37	105	$(105.40)

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

Oil Production and Sales Volumes, BOPD

	Year Ended December 31,
Average Daily Volumes (BOPD)	2022	2021	2020
WI production before royalties	30,746	26,507	22,624
Royalties	(6,931)	(4,919)	(2,552)
Production NAR	23,815	21,588	20,072
(Increase) decrease in inventory	(119)	10	91
Sales	23,696	21,598	20,163

Royalties, % of working interest production before royalties	23%	19%	11%

Oil production NAR for the year ended December 31, 2022, increased by 10% to 23,815 BOPD from 2021. Production increased due to successful drilling and workover campaigns in the Acordionero and Costayaco fields, less disruption from blockades in Suroriente and Put-7 Blocks, and production from exploration success in Ecuador.

Royalties as a percentage of production for the year ended December 31, 2022, increased compared to prior year commensurate with the increase in benchmark oil prices and the price sensitive royalty regime in Colombia.

Oil production NAR for the year ended December 31, 2021, increased by 8% to 21,588 BOPD compared to 20,072 BOPD in 2020. Production increased as a result of successful drilling and workover campaigns in Acordionero and Costayaco fields, despite national blockades in the second quarter of 2021 affecting production from major fields, and a local farmers blockade affecting the Suroriente Block in the fourth quarter of 2021.

WI Production
40,000
32,000
24,000
16,000
8,000
—
30%
25%
20%
15%
10%
5%
Average Daily Volumes (BOPD)
Royalties as a % of Production
22,624
26,507
30,746
11%
19%
23%
Year Ended 2020
Year Ended 2021
Year Ended 2022

WI Production By Block, Year Ended December 31, 2022
Other, 19%
Midas, 54%
Chaza, 27%
Midas
Chaza
Other

The Midas Block includes Acordionero, Gaitas, and Ayombero-Chuira fields and the Chaza Block includes Costayaco and Moqueta fields.

Oil Sales

Oil sales for the year ended December 31, 2022, increased by 50% to $711.4 million compared to $473.7 million in 2021, primarily as a result of a 40% increase in Brent price and 10% higher sales volumes partially offset by 55% higher quality and transportation discounts in 2022. Castilla and Vasconia differentials increased to $9.81 and $4.99 from $5.74 and $3.52 per bbl in 2021.

On a per bbl basis, average realized prices increased by 37% to $82.25 for the year ended December 31, 2022, compared to $60.09 in 2021, primarily as a result of the increase in benchmark oil prices, offset by higher Castilla and Vasconia differentials in 2022.

Oil sales for the year ended December 31, 2021, increased by 99% to $473.7 million compared to $237.8 million in 2020, primarily as a result of a 64% increase in Brent price, 7% higher sales volumes, and lower quality and transportation discounts in 2021.

On a per bbl basis, average realized prices increased by 86% to $60.09 for the year ended December 31, 2021, compared to $32.23 in 2020, primarily as a result of the increase in benchmark oil prices and lower Castilla and Vasconia differentials in 2021. In 2021 the Castilla and Vasconia differentials per bbl averaged $5.74 and $3.52, respectively compared to $6.79 and $4.31 in 2020.

The following table shows the effect of changes in realized price and sales volumes on our oil sales for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2020
Oil sales for the comparative year	$473,722	$237,838	$570,983
Realized sales price increase (decrease) effect	191,664	219,641	(158,334)
Sales volume increase (decrease) effect	46,002	16,243	(174,811)
Oil sales for the current year	$711,388	$473,722	$237,838

Operating Expenses

Operating expenses for the year ended December 31, 2022, increased by 20% to $162.4 million compared to $135.7 million in 2021. On a per bbl basis, operating expenses increased by 9% or $1.55 to $18.77 compared to $17.22 in the prior year, primarily as a result of $0.48 per bbl higher workovers and $1.07 per bbl higher lifting costs mainly attributed to higher power generation due to increased activities attributed to higher production and waterflood program in all major fields.

Operating expenses for the year ended December 31, 2021, increased by 19% to $135.7 million compared to $114.4 million in 2020. On a per bbl basis, operating expenses increased by 11% or $1.72 to $17.22 compared to $15.50 in 2020, primarily due to $1.03 per bbl higher workover activities related to changes of electric submersible pumps in Acordionero, Costayaco, and Cohembi fields. The increased workover activities were partly related to restoring wells that failed in 2020 and were brought back online in 2021. Lower operating activities in 2020 were attributed to the shut-in of higher cost wells in response to the low oil price environment attributed to low demand for oil caused by the COVID-19 pandemic.

Operating Expenses
$ Millions
$/bbl
$20.00
$17.50
$15.00
$12.50
$10.00
$15.50
$17.22
$18.77
$114.4
$135.7
$162.4
Year Ended 2020
Year Ended 2021
Year Ended 2022
Operating Expenses
Operating Expenses ($/bbl)

Transportation Expenses

We have options to sell our oil through multiple pipelines and trucking routes. Each transportation route has varying effects on realized price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia using each transportation method for each of the three years ended December 31, 2022:

	Year Ended December 31,
	2022	2021	2020
Volume transported through pipelines	—%	12%	4%
Volume sold at wellhead	47%	34%	48%
Volume transported via truck to pipelines	53%	54%	48%
	100%	100%	100%

Volumes transported through pipelines or via trucks receive a higher realized price but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expense. We focus on maximizing operating netback(1) per bbl when choosing a transportation method.

Transportation expenses for the year ended December 31, 2022, decreased by 12% to $10.2 million, compared to $11.6 million in 2021 as a result of higher volumes sold at wellhead during 2022. On a per bbl basis, transportation expenses decreased 20%

to $1.18 from $1.48 in 2021. The decrease in transportation expenses per bbl was a result of higher volumes sold at wellhead and higher sales volumes in 2022 compared to the corresponding period of 2021. In addition, during 2021, alternative transportation routes were utilized due to maintenance of the Impala terminal, which had higher transportation costs per bbl.

Transportation expenses for the year ended December 31, 2021, increased by 8% to $11.6 million, compared to $10.7 million in 2020, as a result of lower volumes sold at wellhead during 2021. On a per bbl basis, transportation expenses increased 2% to $1.48 from $1.45 in 2020. The increase in transportation expenses per bbl was a result of the lower volumes sold at the wellhead in 2021 and utilization of alternative transportation routes due to maintenance of Impala terminal resulting in slightly higher transportation expenses per bbl compared to the corresponding period of 2020.

Transportation Expenses
$16.0
$12.0
$8.0
$4.0
$—
$ Million
$2.50
$2.25
$2.00
$1.75
$1.50
$1.25
$1.00
$/bbl
$10.7
$11.6
$10.2
$1.45
$1.48
$1.18
Year Ended 2020
Year Ended 2021
Year Ended 2022
Transportation Expenses
Transportation Expenses ($/bbl)

(1)Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

The following table shows the variance in our average realized price net of transportation expenses in Colombia for each of the three years ended December 31, 2022:

	Year Ended December 31,
(U.S. Dollars per bbl Sales Volumes NAR)	2022	2021	2020
Average Brent price	$99.04	$70.95	$43.21

Average realized price, net of transportation expenses for the comparative period	$58.61	$30.78	$51.76
Increase (decrease) in benchmark prices	28.09	27.74	(20.95)
(Increase) decrease in quality and transportation discounts	(5.93)	0.12	(0.50)
Decrease (increase) in transportation expense	0.30	(0.03)	0.47
Average realized price, net of transportation expenses for the year	$81.07	$58.61	$30.78

Operating Netbacks

	Year Ended December 31,
Consolidated	2022	2021	2020
(Thousands of U.S. Dollars)
Oil sales	$711,388	$473,722	$237,838
Transportation expenses	(10,197)	(11,618)	(10,739)
	701,191	462,104	227,099
Operating expenses	(162,385)	(135,722)	(114,371)
Operating netback (1)	$538,806	$326,382	$112,728

(U.S. Dollars per bbl Sales Volumes NAR)
Brent	$99.04	$70.95	$43.21
Quality and transportation discounts	(16.79)	(10.86)	(10.98)
Average realized price	82.25	60.09	32.23
Transportation expenses	(1.18)	(1.48)	(1.45)
Average realized price, net of transportation expenses	81.07	58.61	30.78
Operating expenses	(18.77)	(17.22)	(15.50)
Operating netback (1)	$62.30	$41.39	$15.28

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

Change in Operating Netback from the Year Ended 2021 to 2022
$80.00
$60.00
$40.00
$20.00
$0.00
$/bbl
$41.39
$22.16
$0.30
$(1.55)
$62.30
Year Ended 2021 Netback
Revenue
Transportation Expenses
Operating Expenses
Year Ended 2022 Netback

Change in Operating Netback from the Year Ended 2020 to 2021
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
$/bbl
$15.28
$27.86
$(0.03)
$(1.72)
$41.39
Year Ended 2020 Netback
Revenue
Transportation Expenses
Operating Expenses
Year Ended 2021 Netback

Quality and Transportation Discounts & Transportation Expenses
$20.00
$15.00
$10.00
$5.00
$0.00
$/bbl
$12.43
$1.45
$10.98
$12.34
$1.48
$10.86
$17.97
$1.18
$16.79
Year Ended 2020
Year Ended 2021
Year Ended 2022
Total Transportation Expenses and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

DD&A Expenses

	Year Ended December 31,
	2022	2021	2020
DD&A Expenses, Thousands of U.S. Dollars	$180,280	$139,874	$164,233
DD&A Expenses, U.S. Dollars per bbl	$20.84	$17.74	$22.25

DD&A expenses for the year ended December 31, 2022, increased by 29% or $3.10 per bbl from 2021. On a per bbl basis, the DD&A increase in 2022 was due to increased production and higher costs in the depletable base compared to 2021.

DD&A expenses for the year ended December 31, 2021, decreased 15% or $4.51 per bbl from 2020. On a per bbl basis, the DD&A decrease in 2021 was due to proportionally higher proved reserves compared to 2020.

Asset Impairment

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2020
Impairment of oil and gas properties	$—	$—	$560,344
Impairment of inventory	—	—	4,151
	$—	$—	$564,495

We follow the full cost method of accounting for our oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after-tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price during the 12-month period prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first day-of-the-month price for each month within such period for that oil and natural gas. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year, and it should not be assumed that estimates of future net revenues represent the fair market value of our reserves.

For the years ended December 31, 2022, and 2021, no ceiling test impairment losses were recorded. For the year ended December 31, 2020, we recorded $560.3 million of ceiling test impairment loss. In accordance with GAAP, we used an average Brent price of $97.98 per bbl less corresponding differentials for the purpose of the December 31, 2022 ceiling test calculation (2021 and 2020 - $68.92 and $43.43 per bbl, respectively).

For the years ended December 31, 2022, and 2021, we had no oil inventory impairment losses. There were $4.2 million of inventory impairment losses recorded for the year ended December 31, 2020.

Goodwill Impairment

The entire goodwill balance of $102.6 million was impaired during the year ended December 31, 2020.

G&A Expenses

(Thousands of U.S. Dollars)	Year Ended December 31,
	2022	% change	2021	% change	2020
G&A expenses before stock-based compensation	$31,908	15	$27,867	15	$24,134
G&A stock-based compensation	9,049	8	8,396	590	1,216
G&A expenses including stock-based compensation	$40,957	13	$36,263	43	$25,350

(U.S. Dollars Per bbl Sales Volumes NAR)
G&A expenses before stock-based compensation	$3.69	5	$3.53	8	$3.27
G&A stock-based compensation	1.05	(2)	1.07	569	0.16
G&A expenses including stock-based compensation	$4.74	3	$4.60	34	$3.43

On a per bbl basis, G&A expenses before stock-based compensation increased by 5% to $3.69 per bbl due to higher costs for optimization projects and lease obligations expenses related to additional leases capitalized during 2022. Total G&A expenses before stock-based compensation for the year ended December 31, 2022, increased 15% to $31.9 million compared to 2021 for the same reason mentioned above.

G&A expenses before stock-based compensation for the year ended December 31, 2021, increased 15% to $27.9 million or 8% to $3.53 per bbl compared to 2020 due to 2021 performance bonus, which was slightly offset by lower travel, information technology, consulting, and legal expenses.

On per bbl basis, G&A expenses after stock-based compensation for the year ended December 31, 2022, increased 3% to $4.74 per bbl compared to 2021 for the same reason mentioned above and higher stock-based compensation expense. Stock-based compensation per bbl decreased by 2% due to higher sales volumes in proportion to increase in stock-based compensation expense in 2022. Total G&A expenses after stock-based compensation increased 13% to $41.0 million due to higher stock-based compensation expense for the year ended December 31, 2022 compared to 2021.

G&A expenses after stock-based compensation costs for the year ended December 31, 2021, increased 43% to $36.3 million, or 34% to $4.60 per bbl due to higher stock-based compensation costs as a result of higher share price when compared to 2020.

G&A Expenses
$48.0
$36.0
$24.0
$12.0
$—
$ Millions
$8.00
$7.00
$6.00
$5.00
$4.00
$3.00
$/bbl
$25.4
$36.3
$41.0
$3.43
$4.60
$4.74
Year Ended 2020
Year Ended 2021
Year Ended 2022
G&A Expenses
G&A Expenses ($/bbl)

Foreign Exchange Losses

For the years ended December 31, 2022, 2021 and 2020, we had foreign exchange losses of $2.6 million, $20.5 million and $4.2 million, respectively. The main sources of foreign exchange gains and losses are the revaluation of taxes receivable and payable, deferred tax assets and Prepaid Equity Forward (“PEF”). Under GAAP, income taxes, deferred taxes, and PEF are considered monetary assets and liabilities and require translation from local currency to U.S. dollar functional currency at each balance sheet date.

The following table presents the change in the Colombian peso and Canadian dollar against the U.S. dollar for the last three years ended December 31, 2022:

	Year Ended December 31,
	2022	2021	2020
Change in the Colombian peso against the U.S. dollar	weakened by	weakened by	weakened by
	21%	16%	5%
Change in the Canadian dollar against the U.S. dollar	weakened by	consistent	strengthened by
	7%	—%	2%

Financial Instruments Gains or Losses

The following table presents the nature of our financial instruments gains or losses for each of the three years ended December 31, 2022:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2020
Commodity price derivative loss (gain)	$26,611	$48,723	$(220)
Foreign currency derivative loss	—	115	3,155
	$26,611	$48,838	$2,935

Unrealized investment loss	$—	$2,032	$46,883
Loss on sale of investment	—	1,355	—
Financial instruments (gain) loss	(7)	(18)	1,164
	$(7)	$3,369	$48,047

Income Tax Expense and Recovery

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2020
Income (loss) before income taxes	$244,935	$23,136	$(853,361)

Current income tax expense	$80,566	$4,479	$754
Deferred income tax expense (recovery)	25,340	(23,825)	(76,148)
Total income tax expense (recovery)	$105,906	$(19,346)	$(75,394)

Effective tax rate	43%	(84)%	9%

Current income tax expense for the year ended December 31, 2022, was $80.6 million (2021 - $4.5 million; 2020 - $0.8 million). Current income tax expense increased for the year ended December 31, 2022, compared to 2021, primarily due to an increase in taxable income.

The deferred income tax expense of $25.3 million for the year ended December 31, 2022, was mainly the result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

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

Our effective tax rate was 43% for the year ended December 31, 2022, compared with (84)% in 2021. The increase in the effective tax rate was primarily due to an increase in valuation allowance, other permanent differences, stock-based compensation costs, and non-deductible third party royalties in Colombia. These were slightly offset by a decrease foreign currency translation adjustment and the impact of foreign taxes.

Our effective tax rate was (84)% for the year ended December 31, 2021, compared with 9% in 2020. The decrease in the effective tax rate was primarily due to non-deductible goodwill impairment in 2020 and a decrease in the valuation allowance, foreign currency translation adjustment, the impact of foreign taxes, other permanent differences, and non-deductible investment loss on PetroTal. These were slightly offset by an increase in stock-based compensation costs and non-deductible third party royalties in Colombia.

The difference between our effective tax rate of 43% for the year ended December 31, 2022, and the 35% Colombian statutory rate was primarily due to $26.6 million of hedging loss, $46.5 million of financing cost mainly related to the senior notes, and $23.1 million of stock-based compensation and G&A cost, which were incurred in jurisdictions where no tax benefit is recognized. These were partially offset by $13.2 million of non-taxable foreign exchange gain.

The difference between our effective tax rate of (84)% for the year ended December 31, 2021, and the 31% Colombian statutory was primarily due to a decrease in the valuation allowance and other permanent differences, which were partially offset by an increase in foreign currency translation adjustment, foreign taxes, stock-based compensation costs, non-deductible third party royalties in Colombia, and non-deductible investment loss on PetroTal.

The difference between our effective tax rate of 9% for the year ended December 31, 2020, and the 32% Colombian statutory rate was primarily due to an increase in the valuation allowance, foreign currency translation adjustment, non-deductible goodwill impairment, and foreign taxes.

Our estimated tax pools at December 31, 2022, were as follows:

(Thousands of U.S. Dollars)	2022
Colombia
Non-capital losses and other tax credits	$40,788
Depletable and depreciable assets	624,940
Total tax pools and credits	$665,728
Ecuador
Depletable and depreciable assets	$46,696
Total tax pools and credits	$712,424

Net Income and Funds Flow From Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Fourth quarter 2022 compared with third quarter 2022	% change	Fourth quarter 2022 compared with fourth quarter 2021	% change	Year ended December 31, 2022 compared with year ended December 31, 2021	% change
Net income for the comparative period	$38,663		$62,524		$42,482
Increase (decrease) due to:
Sales volumes	15,363		11,600		46,002
Prices	(21,123)		4,750		191,664
Expenses:
Cash operating expenses	(4,282)		(5,763)		(26,663)
Transportation	(16)		454		1,421
Cash G&A, excluding stock-based compensation expense	286		475		(4,041)
Interest, net of amortization of debt issuance costs	679		1,908		7,607
Realized foreign exchange (loss) gain	(3,126)		1,740		6,271
Settlement of financial instruments	219		13,386		31,816
Current taxes	(674)		(13,001)		(76,087)
Net lease payments	(172)		214		1,106
Interest income	443		443		443
Net change in funds flow from operations (1) from comparative period	(12,403)		16,206		179,539
Expenses:
Depletion, depreciation and accretion	(6,461)		(10,207)		(40,406)
Deferred tax	16,442		(39,106)		(49,165)
Amortization of debt issuance costs	(8)		368		281
Net lease payments	172		(214)		(1,106)
Stock-based compensation	(2,843)		(874)		(653)
Other non-cash (loss) gain	(2,598)		44		2,642
Financial instruments (loss) gain, net of financial instruments settlements	(212)		3,713		(6,213)
Unrealized foreign exchange loss	2,523		821		11,628
Net change in net income	(5,388)		(29,249)		96,547
Net income for the current period	$33,275	(14)%	$33,275	(47)%	$139,029	227%

(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

2023 Work Program and Capital Expenditures

Our Colombian development operation is expected to represent 95% of our production and approximately 70% of our 2023 capital budget, with the remainder allocated to exploration activities.

The table below shows the break-down of our 2023 capital program:

	Number of Wells (Gross and Net)	2023 Capital Budget ($ million)

Development - Colombia	18 - 23	150 - 170
Exploration - Colombia and Ecuador	4 - 6	60 - 80
	22 - 29	210-250

Our base capital program for 2023 is $210 million to $250 million for exploration and development activities. Based on the mid-point of the 2023 guidance, the capital budget is forecasted to be approximately 70% directed to the development and 30% to exploration activities. Approximately 15% of the development activities included in the 2023 capital program are expected to be directed to facilities.

We expect our 2023 capital program to be fully funded by cash flows from operations. Funding this program from cash flow from operations relies in part on Brent oil prices being at least $60 per bbl for 2023.

Capital Program

Capital expenditures during the year ended December 31, 2022 were $236.6 million.

During the year ended December 31, 2022, we spud the following wells in Colombia and Ecuador:

Number of Wells (Gross and Net)
Colombia
Development	20.0
Exploration	4.0
Service	8.0
32.0

Ecuador
Exploration	2.0
2.0
Total Company	34.0

In 2022 we spud 20 development, four exploration and eight service wells in Colombia and two exploration wells in Ecuador. Of the wells drilled in Colombia, 24 were drilled in Midas, seven in Chaza and one in Alea 1848-A Blocks. In Ecuador we drilled one of each wells in Chanangue and Charapa Blocks, respectively. As at December 31, 2022, all development and two exploration wells in Colombia and both exploration wells in Ecuador were producing.

Liquidity and Capital Resources

	As at December 31,
(Thousands of U.S. Dollars)	2022	% Change	2021	% Change	2020
Cash and cash equivalents	$126,873	386	$26,109	91	$13,687
Current restricted cash and cash equivalents	$1,142	191	$392	(8)	$427
Revolving credit facility	$—	(100)	$67,500	(64)	$190,000
Senior Notes	$579,909	(3)	$600,000	—	$600,000

We believe that our capital resources, including cash on hand, cash generated from operations, and available capacity on our credit facility, will provide us with sufficient liquidity to maintain current operations and execute the capital program for the next 12 months and beyond, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial, or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions. In addition to cash on hand, cash generated from operations and borrowings under our credit facility, in pursuing our strategic acquisitions and growth opportunities, we may seek other sources of capital.

During the year December 31, 2022, we terminated our prior revolving credit facility agreement and replaced the prior facility with a new credit facility agreement. The credit facility has a borrowing base of up to $150.0 million with $100.0 million as an initial commitment available at December 31, 2022, and an option for an additional $50.0 million upon mutual agreement by us and the lender. The credit facility bears interest based on the secured overnight financing rate posted by the Federal Reserve Bank of New York plus a credit margin of 6.00% and a credit-adjusted spread of 0.26%. Undrawn amounts under the credit facility bear interest at 2.10% per annum, based on the amount available. The credit facility is secured by our Colombian assets and economic rights. It has a final maturity date of August 15, 2024, which may be extended to February 18, 2025, upon the satisfaction of certain conditions. The availability period for the draws is six months commencing the date of the credit facility. As of December 31, 2022, the credit facility remained undrawn. Subsequent to December 31, 2022, the availability period for draws under the credit facility were extended until August 20, 2023.

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

i.Liquidity ratio where our projected sources of cash exceed projected uses of cash by at least 1.15 times in each quarter period included in one year consolidated future cash flows. The future cash flows represent forecasted expected cash flows from operations, less anticipated capital expenditures, and certain other adjustments. The commodity pricing assumption used in this covenant is required to be 90% of the prevailing Brent forward strip for the projected future cash flows.

At December 31, 2022, we had $300.0 million of 7.75% Senior Notes due 2027 (the “7.75% Senior Notes”) and $279.9 million of 6.25% Senior Notes due 2025 (the “6.25% Senior Notes” and, together with the 7.75% Senior Notes, the “Senior Notes”).
The 7.75% Senior Notes bear interest at a rate of 7.75% per year, payable semi-annually in arrears on May 23 and November 23 of each year, beginning on November 23, 2019. The 7.75% Senior Notes will mature on May 23, 2027, unless earlier redeemed or re-purchased.

The 6.25% Senior Notes bear interest at a rate of 6.25% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The 6.25% Senior Notes will mature on February 15, 2025, unless earlier redeemed or re-purchased.

An event of default under the revolving credit facility would result in a default under the indentures governing the Senior Notes, which could allow the noteholders to require us to re-purchase all of the outstanding Senior Notes.

During the year ended December 31, 2022, we re-purchased in the open market $20.1 million of 6.25% Senior Notes for cash consideration of $17.3 million, including interest payable of $0.1 million. The re-purchase resulted in a $2.6 million gain, which included the write-off of deferred financing fees of $0.3 million. The re-purchased 6.25% Senior Notes were not cancelled and were held by us as treasury bonds as at December 31, 2022.

During the year ended December 31, 2022, we implemented a share re-purchase program (the “2022 Program”) through the facilities of the Toronto Stock Exchange (“TSX”) and eligible alternative trading platforms in Canada. Under the 2022 Program, we are able to purchase at prevailing market prices up to 36,033,969 shares of Common Stock, representing approximately 10% of the issued and outstanding shares of Common Stock as of August 22, 2022. The 2022 Program expires on August 31, 2023, or earlier if the 10% share maximum is reached. Re-purchases are subject to prevailing market conditions, the trading price of our Common Stock, our financial performance and other conditions.

During the year ended December 31, 2022, we re-purchased 22,747,462 shares at a weighted average price of approximately $1.20 per share. The re-purchased shares were held by us and were recorded as treasury stock as at December 31, 2022.

Subsequent to year-end, the Company received $5.4 million from the vesting of 6.0 million short-term PEF units.

Cash and Cash Equivalents Held Outside of Canada and the United States

At December 31, 2022, 100% of our cash and cash equivalents were held by subsidiaries outside Canada and the United States.

Cash Flows

The following table presents our sources and uses of cash and cash equivalents for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Sources of Cash and Cash Equivalents:
Net income (loss)	$139,029	$42,482	$(777,967)
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	180,280	139,874	164,233
Asset impairment	—	—	564,495
Goodwill Impairment	—	—	102,581
Deferred tax expense (recovery)	25,340	(23,825)	(76,148)
Stock-based compensation expense	9,049	8,396	1,216
Amortization of debt issuance costs	3,528	3,809	3,625
Unrealized foreign exchange loss	10,251	21,879	5,271
Other non-cash (gain) loss	(2,598)	44	2,026
Derivative instruments loss	26,611	48,838	2,935
Cash settlement on derivative instruments	(26,611)	(58,427)	4,874
Other financial instruments (gain) loss	(7)	3,369	48,047
Non-cash lease expenses	2,818	1,667	1,951
Lease payments	(1,666)	(1,621)	(1,926)
Funds flow from operations (1)	366,024	186,485	45,213
Changes in non-cash operating working capital	64,317	59,154	36,062
Proceeds from other debt, net of issuance costs	—	—	88,332
Changes in non-cash investing working capital	26,273	1,431	—
Proceeds from exercise of stock options	1,298	100	—
Proceeds from issuance of Common Stock, net of issuance costs	2	—	—
Proceeds on disposition of investment, net of transaction costs	—	43,126	—
	457,914	290,296	169,607
Uses of Cash and Cash Equivalents:
Additions to property, plant and equipment	(236,604)	(149,879)	(96,281)
Repayment of debt	(67,803)	(122,500)	(17,000)
Lease payments	(2,228)	(2,182)	(879)
Proceeds from other debt, net of issuance costs	—	(228)	—
Changes in non-cash investing working capital	—	—	(48,642)
Cash settlement of asset retirement obligation	(2,630)	(805)	(201)
Re-purchase of shares of Common Stock	(27,317)	—	—
Re-purchase of Senior Notes	(17,274)	—	—
Foreign exchange loss on cash and cash equivalents and restricted cash and cash equivalents	(2,104)	(821)	(156)
	(355,960)	(276,415)	(163,159)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$101,954	$13,881	$6,448

(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

Off-Balance Sheet Arrangements

As at December 31, 2022, 2021, and 2020, we had no off-balance sheet arrangements.

Contractual Obligations

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2022:

(Thousands of U.S. Dollars)	Total	2023	2024-2025	2026-2027	2028 and beyond
6.25% Senior Notes	279,909	—	279,909	—	—
7.75% Senior Notes	300,000	—	—	300,000	—
Total long-term debt	579,909	—	279,909	300,000	—
Interest payments (1)	142,820	42,844	67,491	32,485	—
Facilities	8,704	1,997	3,999	2,708	—
Operating leases	10,684	2,093	3,315	3,661	1,615
Finance leases	22,036	5,105	6,877	10,054	—
Software and Telecommunication	774	387	387	—	—
Total	$764,927	$52,426	$361,978	$348,908	$1,615

(1) Interest payments were calculated by assuming that our credit facility will be held to its maturity date of August 15, 2024, and our 6.25% Senior Notes and 7.75% Senior Notes will be held until their maturity dates of February 2025 and May 2027, respectively. Actual results will differ from these estimates and assumptions.

At December 31, 2022, we had provided promissory notes totaling $111.1 million (2021 - $103.0 million) to support letters of credit or surety bonds relating to work commitment guarantees contained in exploration contracts and other capital or operating requirements. These unsecured letters of credit do not utilize our credit facility capacity because they are backed by local Colombian banks and Export Development Canada.

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

Climate Change

We have considered the impact of the climate events on the following items presented in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022:

Impairment

We have considered the impact of the evolving worldwide demand for energy and global advancement of alternative sources of energy that are not sourced from fossil fuels in the ceiling test impairment assessment on oil and gas properties. The estimated ceiling amount of our oil and gas properties was based on proved reserves, the life of which is generally less than 15 years. The ultimate period in which global energy markets can transition from carbon-based sources to alternative energy is highly uncertain. However, the majority of the cash flows associated with proved reserves per the 2022 reserve report should be realized prior to the potential elimination of carbon-based energy.

At December 31, 2022, a specific adjustment to the discount rate used in the ceiling test to account for the risk of the evolving demand for energy was not permitted as under the full cost accounting 10% discount rate is prescribed.

Expenditures on property, plant and equipment

From 2018 to 2022, we incurred $22.7 million on gas-to-power facilities in Acordionero field to reduce emissions principally by the recovery of natural gas and displacement of diesel. In 2022, the Acordionero field represented 52% percent of our production. As of December 31, 2022, we incurred capital expenditures of $0.6 million on gas-to-power facilities in the Cohembi field to reduce emissions principally by the recovery of natural gas and displacement of diesel. During 2022, we converted 1.8 billion standard cubic feet of natural gas into electricity instead of being flared. The extent of spending on projects directly linked to reducing the climate impact of our operations.

We voluntarily support projects for the protection of the environment. Through programs like Gran Tierra’s flagship environmental initiative, NaturAmazonas, in partnership with the international non-governmental organization Conservation International, we have committed to reforesting 1,000 hectares of land and securing and maintaining 18,000 hectares of forest in the Andes-Amazon rainforest corridor. The NaturAmazonas project alone is expected to sequester approximately 8.7 million tonnes of carbon dioxide over its lifetime. We have planted a total of 1.5 million trees and conserved, preserved, or reforested 3,874 hectares of land through all of the Company’s environmental efforts since 2018. We will continue to implement projects that focus on environmental protection, conservation and reforestation efforts.

Current assets and current liabilities

These amounts are short-term in nature, and during 2022 management was not aware of any material impacts on these items related to climate change and climate events. We did not experience material credit losses on our accounts receivable during 2022.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas and the applicable discount rate that are used to calculate the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that a 10% discount factor be used and future net revenues are calculated using prices that represent the average of the first day of each month price for the 12-month period. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs but reflect adjustments for gravity, quality, local conditions, gathering and transportation fees, and distance from market. Estimates of standardized measure of our future cash flows from proved reserves for our December 31, 2022, ceiling tests were based on wellhead prices per bbl as of the first day of each month within that twelve month period.

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

For the years ended December 31, 2022 and 2021, we had no ceiling test impairment losses and incurred ceiling test impairment loss of $560.3 million for the year ended December 31, 2020. We used an average Brent price of $97.98 per bbl less corresponding differentials for the purposes of the December 31, 2022 ceiling test calculations (2021 and 2020 - $68.92 and $43.43, respectively).

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

Prepaid Equity Forward

We utilize PEF to economically hedge, in whole or in part, our economic exposure relating to fluctuations in the market price of our Common Shares related to Performance Share Units (“PSUs”) plan and is designated at fair value through profit or loss. The fair value of the PEF is measured based on the share price of our Common Shares. The gains and losses related to the mark-to-market of the PEF are recorded in G&A expense.

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

When determining if we acted as a principal or as an agent in transactions, management determines if we obtain control of the product. As part of this assessment, management considers detailed criteria for revenue recognition set out in Accounting Standard Codification (“ASC”) 606.

Allowance for credit losses

At each reporting date, we assess the expected lifetime credit losses on initial recognition of trade accounts receivable. Credit risk is assessed based on the number of days the receivable has been outstanding and the internal credit assessment of the customer. The expected loss rates are based on payment profiles over a period of 36 months prior to the period-end and the corresponding historical credit losses experienced within this period. Historical loss rates are adjusted to reflect current and forward-looking economic factors of the country where we sell oil affecting the ability of the customers to settle the receivables. Trade receivables are written off when there is no reasonable expectation of recovery.

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

Legal and Other Contingencies

A provision for legal and other contingencies is charged to expense when the loss is probable and the cost can be reasonably estimated. Determining when expenses should be recorded for these contingencies and the appropriate amount for accrual is a complex estimation process that includes the subjective judgment of management. In many cases, management’s judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. Management closely monitors known and potential legal and other contingencies and periodically determines when we should record losses for these items based on information available to us.

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

Foreign Currency Risk

Foreign currency risk is a factor for our company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. Our reporting currency is U.S. dollars and 100% of our revenues are related to the U.S. dollar price of Brent or WTI oil. In Colombia, we receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures are in U.S. dollars or are based on U.S. dollar prices. The majority of income and VAT and G&A expenses in all locations are in local currency.

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso and Canadian dollar (“CAD”) due to our current and deferred tax assets, and taxes receivable denominated in the local currency of the Colombian foreign operations which are our monetary assets. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A strengthening in one Colombian peso against the U.S. dollar results in foreign exchange gain of approximately $6 thousand on deferred tax asset balance and a foreign exchange loss of approximately $7 thousand on taxes payable.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our credit facility, which bears floating rates of interest. At December 31, 2022, our credit facility remained undrawn (December 31, 2021 - $67.5 million).

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gran Tierra Energy Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gran Tierra Energy Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impact of estimated proved oil and gas reserves on the calculations of depletion expense and the ceiling test related to Colombian oil and gas properties

As discussed in Note 2 to the consolidated financial statements, the Company depletes its oil and gas properties using the unit-of-production method on a country-by-country basis. Under such method, capitalized costs associated with Colombia are depleted over the estimated proved oil and gas reserves associated with Colombia. As discussed in Note 5 to the consolidated financial statements, for the year ended December 31, 2022, the Company recorded depletion and depreciation expense of $175.8 million. Additionally, as discussed in Note 2 and Note 6 to the consolidated financial statements, the Company performs a ceiling test calculation each quarter and for the year ended December 31, 2022 the Company did not record a ceiling test impairment. In performing its quarterly ceiling test, the Company limits, on a country-by-country basis, the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to net income or loss. The estimation of proved reserves, which are used in the calculations of depletion and the ceiling test, involves the expertise of independent reservoir engineering specialists who take into consideration reserve assumptions. The Company engages independent reservoir engineering specialists to estimate the proved reserves.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter, including controls over the calculation of depletion expense and the ceiling test and controls over the estimation of the proved reserves, including the reserve assumptions. We assessed the calculations of depletion expense and the ceiling test for compliance with regulatory standards. We evaluated the competence, capabilities and objectivity of the independent reservoir engineering specialists engaged by the Company, who estimated the proved reserves. We evaluated the methodology used by the independent reservoir engineering specialists to estimate the proved reserves for compliance with regulatory standards. We compared the Company’s 2022 actual production, operating, royalty and capital costs to those estimates used in the prior year’s estimate of the proved reserves to assess the Company’s ability to accurately forecast. We assessed the estimates of forecasted production and forecasted operating, royalty and capital cost assumptions used in the estimate of the proved reserves by comparing them to historical results.

We have served as the Company’s auditor since 2018.

/s/ KPMG LLP

Chartered Professional Accountants
Calgary, Canada
February 21, 2023

Gran Tierra Energy Inc.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
OIL SALES (NOTE 11)	$711,388	$473,722	$237,838

EXPENSES
Operating	162,385	135,722	114,371
Transportation	10,197	11,618	10,739
Depletion, depreciation and accretion (Note 5 and 10)	180,280	139,874	164,233
Goodwill impairment (Note 6)	—	—	102,581
Asset impairment (Note 6)	—	—	564,495
General and administrative	40,957	36,263	25,350
Foreign exchange loss	2,578	20,477	4,184
Derivative instruments loss (Note 14)	26,611	48,838	2,935
Other financial instruments (gain) loss (Note 14)	(7)	3,369	48,047
Interest expense (Note 8)	46,493	54,381	54,140
TOTAL EXPENSES	469,494	450,542	1,091,075

OTHER GAIN (LOSS)	2,598	(44)	(469)
INTEREST INCOME	443	—	345
INCOME (LOSS) BEFORE INCOME TAXES	244,935	23,136	(853,361)

INCOME TAX EXPENSE (RECOVERY)
Current (Note 12)	80,566	4,479	754
Deferred (Note 12)	25,340	(23,825)	(76,148)
	105,906	(19,346)	(75,394)
NET AND COMPREHENSIVE INCOME (LOSS)	$139,029	$42,482	$(777,967)

NET INCOME (LOSS) PER SHARE
BASIC AND DILUTED	$0.38	$0.12	$(2.12)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 9)	364,455,456	367,022,903	366,981,556
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 9)	369,280,097	367,873,389	366,981,556
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	126,873	26,109
Restricted cash and cash equivalents (Note 10)	1,142	392
Accounts receivable (Note 3)	10,706	13,185
Taxes receivable (Note 4)	54	45,506
Other current assets	29,812	16,609
Total Current Assets	168,587	101,801

Oil and Gas Properties (using the full cost method of accounting)
Proved	1,000,424	859,580
Unproved	74,471	131,865
Total Oil and Gas Properties	1,074,895	991,445
Other capital assets	26,007	4,352
Total Property, Plant and Equipment (Note 5)	1,100,902	995,797

Other Long-Term Assets
Taxes receivable (Note 4)	27,796	17,522
Deferred tax assets (Note 12)	22,990	61,494
Other long-term assets	15,335	12,497
Total Other Long-Term Assets	66,121	91,513
Total Assets	$1,335,610	$1,189,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 7)	$167,579	$148,694
Current portion of long-term debt (Note 8)	—	66,987
Derivatives (Note 14)	—	2,976
Taxes payable (Note 4)	58,978	6,620
Equity compensation award liability (Note 9 and 14)	15,082	2,710
Total Current Liabilities	241,639	227,987

Long-Term Liabilities
Long-term debt (Note 8)	589,593	587,404
Deferred tax liabilities (Note 12)	28	—
Asset retirement obligation (Note 10)	63,358	54,525
Equity compensation award liabilities (Note 9 and 14)	16,437	13,718
Other long-term liabilities	6,989	3,397
Total Long-Term Liabilities	676,405	659,044

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Common Stock (Note 9) (368,898,619 and 367,144,500 issued, 346,151,157 and 367,144,500 outstanding shares of Common Stock, par value $0.001 per share, issued and outstanding as at December 31, 2022, and December 31, 2021, respectively)	10,272	10,270
Additional paid in capital	1,291,354	1,287,582
Treasury stock (Note 9)	(27,317)	—
Deficit	(856,743)	(995,772)
Total Shareholders’ Equity	417,566	302,080
Total Liabilities and Shareholders’ Equity	$1,335,610	$1,189,111
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$139,029	$42,482	$(777,967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 5 and 10)	180,280	139,874	164,233
Goodwill Impairment (Note 6)	—	—	102,581
Asset impairment (Note 6)	—	—	564,495
Deferred tax expense (recovery) (Note 12)	25,340	(23,825)	(76,148)
Stock-based compensation expense (Note 9)	9,049	8,396	1,216
Amortization of debt issuance costs (Note 8)	3,528	3,809	3,625
Non-cash lease expenses	2,818	1,667	1,951
Lease payments	(1,666)	(1,621)	(1,926)
Unrealized foreign exchange loss	10,251	21,879	5,271
Derivative instruments loss (Note 14)	26,611	48,838	2,935
Cash settlement on derivatives instruments (Note 14)	(26,611)	(58,427)	4,874
Other financial instruments (gain) loss (Note 14)	(7)	3,369	48,047
Cash settlement of asset retirement obligation (Note 10)	(2,630)	(805)	(201)
Other non-cash (gain) loss	(2,598)	44	2,026
Net change in assets and liabilities from operating activities (Note 15)	64,317	59,154	36,062
Net cash provided by operating activities	427,711	244,834	81,074

Investing Activities
Additions to property, plant and equipment (Note 5)	(236,604)	(149,879)	(96,281)
Proceeds on disposition of investment, net of transaction costs (Note 14)	—	43,126	—
Changes in non-cash investing working capital	26,273	1,431	(48,642)
Net cash used in investing activities	(210,331)	(105,322)	(144,923)

Financing Activities
Re-purchase of Senior Notes (Note 8)	(17,274)	—	—
Proceeds from bank debt, net of issuance costs	—	(228)	88,332
Repayment of debt	(67,803)	(122,500)	(17,000)
Lease payments	(2,228)	(2,182)	(879)
Proceeds from issuance of Common Stock, net of issuance costs (Note 9)	2	—	—
Proceeds from exercise of stock options (Note 9)	1,298	100	—
Re-purchase of shares of Common Stock (Note 9)	(27,317)	—	—
Net cash (used in) provided by financing activities	(113,322)	(124,810)	70,453

Foreign exchange loss on cash and cash equivalents and restricted cash and cash equivalents	(2,104)	(821)	(156)

Net increase in cash and cash equivalents and restricted cash and cash equivalents	101,954	13,881	6,448

Cash and cash equivalents and restricted cash and cash equivalents, beginning of year (Note 15)	31,404	17,523	11,075
Cash and cash equivalents and restricted cash and cash equivalents, end of year (Note 15)	$133,358	$31,404	$17,523

Supplemental cash flow disclosures (Note 15)
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Shareholders’ Equity
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2022	2021	2020
Share Capital
Balance, beginning of year	$10,270	$10,270	$10,270
Issuance of shares of Common Stock, net of issuance costs (Note 9)	2	—	—
Balance, end of year	10,272	10,270	10,270

Additional Paid in Capital
Balance, beginning of year	1,287,582	1,285,018	1,282,627
Exercise of stock options (Note 9)	1,298	100	—
Stock-based compensation (Note 9)	2,474	2,464	2,391
Balance, end of year	1,291,354	1,287,582	1,285,018

Treasury Stock
Balance, beginning of year	—	—	—
Re-purchase of shares of Common Stock (Note 9)	(27,317)	—	—
Balance, end of year	(27,317)	—	—

Deficit
Balance, beginning of year	(995,772)	(1,038,254)	(260,287)
Net income (loss)	139,029	42,482	(777,967)
Balance, end of year	(856,743)	(995,772)	(1,038,254)

Total Shareholders’ Equity	$417,566	$302,080	$257,034

(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
(Expressed in U.S. Dollars, unless otherwise indicated)

1. Description of Business

Gran Tierra Energy Inc., a Delaware corporation (the “Company” or “Gran Tierra”), is a publicly traded company focused on international oil and natural gas exploration and production with assets currently in Colombia and Ecuador.

2. Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with GAAP.

Significant accounting policies are:

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimated proved and probable reserves volumes and the related cash flows are determined by the independent reservoir engineering specialists and used in several of the estimates made by management in preparing these financial statements. Numerous estimates are required to be made in the reserve report, including forecasted production, forecasted operating royalty, capital cost assumptions, and in certain cases forecasted commodity prices. Significant estimates made by management include: depreciation, depletion, amortization (“DD&A”) and impairment of proved oil and gas properties; timing of transfers from oil and gas properties not subject to depletion to the depletable base; asset retirement obligations; determining the value of the consideration transferred and the net identifiable assets acquired and liabilities assumed in connection with business combinations and determining goodwill; assessments of the likely outcome of legal and other contingencies; income taxes; stock-based compensation; and determining the fair value of derivatives. Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are comprised of cash and cash equivalents pledged to secure letters of credit and to settle asset retirement obligations. Letters of credit currently secured by cash relate to work commitment guarantees contained in exploration contracts. Restrictions will lapse when work obligations are satisfied pursuant to the exploration contract or an asset retirement obligation is settled. Cash and claims to cash that are restricted as to withdrawal or use for other than current operations, or are designated for expenditure in the acquisition or construction of long-term assets are excluded from the current asset classification. The long-term portion of restricted cash and cash equivalents is included in other long-term assets on the Company’s balance sheet.

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

PEF is recorded in other current and long-term assets on the Company’s balance sheet at fair value, with changes in fair value recognized as G&A expense in the consolidated statements of operations. The Company utilizes PEF to manage equity price risk in relation to its long-term incentive plans.

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

Other Capital Assets

Other capital assets, including additions and replacements, are recorded at cost upon acquisition and include furniture, fixtures, leasehold improvement, computer equipment, automobiles and right-of-use assets for operating and finance leases. Depreciation for furniture and fixtures, computer equipment, and automobiles is provided using the straight-line method over the useful life of the asset. Leasehold improvements and right-of-use assets for operating and finance leases are depreciated on a straight-line basis over the shorter of the estimated useful life and the term of the related lease. The cost of repairs and maintenance is charged to expenses as incurred.

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

Tariffs, tolls, and fees charged to other entities for the use of pipelines owned by the Company are evaluated by management to determine if these originate from contracts with customers or from incidental arrangements. When determining if the Company acted as a principal or an agent in transactions, management determines if the Company obtains control of the product. As part of this assessment, management considers criteria for revenue recognition set out in Accounting Standard Codification (“ASC”) 606.

Stock-based Compensation

The Company records stock-based compensation expense in its consolidated financial statements measured at fair value of the awards that are ultimately expected to vest. Fair values are determined using pricing models such as the Black-Scholes-Merton or Monte Carlo simulation stock option-pricing models and/or observable share prices. For equity-settled stock-based compensation awards, fair values are determined at the grant date, and the expense, net of estimated forfeitures, is recognized using the accelerated method over the requisite service period. An adjustment is made to compensation expense for any difference between the estimated forfeitures and the actual forfeitures. For cash-settled stock-based compensation awards, fair values are determined at each reporting date, and periodic changes are recognized as compensation costs, with a corresponding change to liabilities.

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

Stock-based compensation expense is capitalized as part of oil and natural gas properties or expensed as part of G&A or operating expenses, as appropriate.

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, is the U.S. dollar. Monetary items are translated into the reporting currency at the exchange rate in effect at the balance sheet date, and non-monetary items are translated at historical exchange rates. Revenue and expense items are translated in a manner that produces substantially the same reporting currency amounts that would have resulted had the underlying transactions been translated on the dates they occurred.

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

Risks and Measurement Uncertainty

The impacts of the Covid-19 pandemic and the recovery therefrom coupled with several factors including higher levels of uncertainty due to the Russian invasion of Ukraine, volatility in energy markets, rising interest and inflation rates and constrained supply chains have created a higher level of volatility and uncertainty. Management has, to the reasonable extent, incorporated known facts and circumstances into the estimates made, however, the increased levels of uncertainly and volatility making accounting estimates more judgmental and the actual results could differ materially from estimates.

3. Accounts Receivable

	As at December 31,
(Thousands of U.S. Dollars)	2022	2021
Trade	$5,601	$9,193
Other	5,105	3,992
Total Accounts Receivable	$10,706	$13,185

4. Taxes Receivable (Payable)

The table below shows the break-down of taxes receivable and payable, comprised of value added tax (“VAT”) and income tax:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021
Taxes Receivable
Current
VAT Receivable	$54	$21,918
Income Tax Receivable	—	23,588
	$54	$45,506
Long-Term
Income Tax Receivable	27,796	17,522
	$27,796	$17,522
Taxes Payable
Current
VAT Payable	$(11,784)	$(6,620)
Income Tax Payable	$(47,194)	$—
	$(58,978)	$(6,620)

Total Taxes (Payable) Receivable	$(31,128)	$56,408

The following table shows the movement of VAT and income tax receivable and payable for the past two years:

(Thousands of U.S. Dollars)	VAT Receivable (Payable)	Income Tax Receivable (Payable)	Total Taxes Receivable (Payable)
Balance, December 31, 2020	$64,462	$28,098	$92,560
Collected through direct government refunds	(604)	(14,228)	(14,832)
Collected through sales contracts	(105,858)	—	(105,858)
Taxes paid	63,792	36,352	100,144
Current tax expense	—	(4,479)	(4,479)
Foreign exchange loss	(6,494)	(4,633)	(11,127)
Balance, December 31, 2021	$15,298	$41,110	$56,408
Collected through direct government refunds	(448)	(15,956)	(16,404)
Collected through sales contracts	(157,117)	—	(157,117)
Taxes paid	130,716	37,052	167,768
Current tax expense	—	(80,566)	(80,566)
Foreign exchange loss	(179)	(1,038)	(1,217)
Balance, December 31, 2022	$(11,730)	$(19,398)	$(31,128)

5. Property, Plant and Equipment

	As at December 31,
(Thousands of U.S. Dollars)	2022	2021
Oil and natural gas properties
Proved	$4,617,804	$4,302,473
Unproved	74,471	131,865
	4,692,275	4,434,338
Other (1)	61,386	34,943
	4,753,661	4,469,281
Accumulated depletion, depreciation and impairment	(3,652,759)	(3,473,484)
	$1,100,902	$995,797
(1) The “other” category includes $38.9 million right-of-use assets for operating and finance leases which had a net book value of $24.6 million as at December 31, 2022 (December 31, 2021 - $13.9 million which had a net book value of $3.9 million).

During the year ended December 31, 2022, the Company entered into various lease contracts related to office lease, generators and polymer injection equipment and capitalized $24.8 million right-of-use assets related to those contracts.

Depletion and depreciation expense on property, plant and equipment for the year ended December 31, 2022, was $175.8 million (2021 - $135.7 million; 2020 - $160.8 million). A portion of depletion and depreciation expense was recorded as oil inventory in each year.

Unproved Oil and Natural Gas Properties

At December 31, 2022, unproved oil and natural gas properties consist of exploration lands held in Colombia and Ecuador. Unproved oil and natural gas properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration warrants whether or not future areas will be developed. The Company expects that approximately 100% of costs not subject to depletion at December 31, 2022, will be transferred to the depletable base within the next five years.

The following is a summary of Gran Tierra’s oil and natural gas properties not subject to depletion as at December 31, 2022:

	Costs Incurred in
(Thousands of U.S. Dollars)	2022	2021	2020	Prior to 2020	Total
Acquisition costs - Colombia	$—	$—	$—	$10,268	$10,268
Exploration costs - Colombia	5,814	1,728	9,495	43,925	60,962
Exploration costs - Ecuador	3,106	2	—	133	3,241
	$8,920	$1,730	$9,495	$54,326	$74,471

6. Impairment

Asset Impairment

The Company did not have any impairment losses during the years ended December 31, 2022 and 2021, respectively. The Company recorded impairment of oil and gas assets of $560.3 million and impairment of inventory of $4.2 million for the year ended December 31, 2020.

(i)Oil and gas property impairment

For the years ended December 31, 2022 and 2021, the Company had no ceiling test impairment losses. For the year ended December 31, 2020, the Company recorded $560.3 million of ceiling test impairment losses. The Company follows the full cost method of accounting for its oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after-tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price for the 12 months prior to the ending date of the period covered by the balance sheet, calculated as an unweighted arithmetic average of the first day-of-the month price for each month within such period. That average price is then held constant, except for fixed and determinable changes by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year, and should not be assumed that estimates of future net revenues represent the fair market value of the Company’s reserves. In accordance with GAAP, Gran Tierra used an average Brent price of $97.98 per bbl for of the December 31, 2022 ceiling test calculations (December 31, 2021, and 2020 - $68.92 and $43.43 per bbl, respectively).

The Company has considered the impact of the evolving worldwide demand for energy and global advancement of alternative sources of energy that are not sourced from fossil fuels in the ceiling test impairment assessment on oil and gas properties. The estimated ceiling amount of the Company’s oil and gas properties was based on proved reserves, the life of which is generally less than 16 years. The ultimate period in which global energy markets can transition from carbon based sources to alternative energy is highly uncertain. However, the majority of the cash flows associated with proved reserves per the 2022 reserve report should be realized prior to the potential elimination of carbon-based energy.

At December 31, 2022, a specific adjustment to the discount rate used in the ceiling test to account for the risk of the evolving demand for energy is not permitted as under the full cost accounting the 10% discount rate is prescribed.

(ii)Inventory impairment

For the years ended December 31, 2022 and 2021, the Company had no inventory impairment losses. For the year ended December 31, 2020, there were inventory impairment losses of $4.2 million due to the decline in commodity pricing.

Goodwill impairment

The entire goodwill balance of $102.6 million was impaired during the year ended December 31, 2020.

7. Accounts Payable and Accrued Liabilities

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021
Trade	$114,263	$91,101
Royalties	2,760	14,761
Employee compensation	3,051	4,382
Other	47,505	38,450
	$167,579	$148,694

8. Debt and Debt Issuance Costs

The Company’s debt at December 31, 2022 and 2021, was as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2022	2021
Current
Revolving credit facility	$—	$67,500
Unamortized debt issuance costs	—	(513)
Current portion of long-term debt	$—	$66,987

Long Term
6.25% Senior Notes	$279,909	$300,000
7.75% Senior Notes	300,000	300,000
Unamortized debt issuance costs (1)	(10,992)	(14,030)
Long-term lease obligation (2)	20,676	1,434
Long-term debt	$589,593	$587,404
Total Debt	$589,593	$654,391
(1) Includes $0.3 million of unamortized deferred financing fees related to credit facility
(2) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $4.8 million as at December 31, 2022 (December 31, 2021 - $3.3 million).

Senior Notes

At December 31, 2022, the Company had $300.0 million of 7.75% Senior Notes due 2027 (the “7.75% Senior Notes”) and $279.9 million of 6.25% Senior Notes due 2025 (the “6.25% Senior Notes” and, together with the 7.75% Senior Notes, the “Senior Notes”).

The 7.75% Senior Notes bear interest at a rate of 7.75% per year, payable semi-annually in arrears on May 23 and November 23 of each year, beginning on November 23, 2019. The 7.75% Senior Notes will mature on May 23, 2027, unless earlier redeemed or re-purchased.

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

The 6.25% Senior Notes bear interest at a rate of 6.25% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. The 6.25% Senior Notes will mature on February 15, 2025, unless earlier redeemed or re-purchased.

The Company may redeem all or a portion of the 6.25% Senior Notes plus accrued and unpaid interest applicable to the date of the redemption at the following redemption prices: 2023 - 101.563%; 2024 and thereafter - 100%.

During the year ended December 31, 2022, the Company re-purchased in the open market $20.1 million of 6.25% Senior Notes for cash consideration of $17.3 million, including interest payable of $0.1 million. The re-purchase resulted in a $2.6 million gain, which included the write-off of deferred financing fees of $0.3 million. The re-purchased 6.25% Senior Notes were not cancelled and were held by the Company as treasury bonds as at December 31, 2022.

Credit Facility

During the year ended December 31, 2022, the Company terminated its prior revolving credit facility agreement and replaced the prior facility with a new credit facility agreement. The credit facility has a borrowing base of up to $150.0 million with $100.0 million as an initial commitment available at December 31, 2022, and an option for an additional $50.0 million upon mutual agreement by the Company and the lender. The credit facility bears interest based on the secured overnight financing rate posted by the Federal Reserve Bank of New York plus a credit margin of 6.00% and a credit-adjusted spread of 0.26%. Undrawn amounts under the credit facility bear interest at 2.10% per annum, based on the amount available. The credit facility is secured by the Company’s Colombian assets and economic rights. It has a final maturity date of August 15, 2024, which may be extended to February 18, 2025, upon the satisfaction of certain conditions. The availability period for the draws is six months commencing from the date of the credit facility being August 18, 2022. As of December 31, 2022, the credit facility remained undrawn.

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

Subsequent to December 31, 2022, the availability period for draws under the credit facility were extended until August 20, 2023.

Leases

During the year ended December 31, 2022, the Company recorded finance leases for power generators and polymer injection equipment totaling $16.5 million, and one operating office lease of $8.3 million. The finance leases have contractual lives ranging from 2 to 5 years, and were recorded at discount rates ranging from approximately 5.7% to 9.6%. The operating lease has a term of 6.5 years and was measured using incremental borrowing rate of approximately 7.0%.

Interest Expense

The following table presents the total interest expense recognized in the accompanying consolidated statements of operations:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2020
Contractual interest and other financing expenses	$42,965	$50,572	$50,515
Amortization of debt issuance costs	3,528	3,809	3,625
	$46,493	$54,381	$54,140

The Company incurred debt issuance costs in connection with the issuance of the Senior Notes and its credit facility. As at December 31, 2022, the balance of unamortized debt issuance costs has been presented as a direct deduction against the carrying amount of debt and is being amortized to interest expense using the effective interest method over the term of the debt.

9. Share Capital

Shares of Common Stock
Shares issued and outstanding, December 31, 2020	366,981,556
Options exercised	162,944
Shares issued and outstanding, December 31, 2021	367,144,500
Options exercised	1,754,119
Shares issued, December 31, 2022	368,898,619
Treasury stock	(22,747,462)
Shares issued and outstanding at December 31, 2022	346,151,157

The Company’s authorized share capital consists of 595 million shares of capital stock, of which 570 million was designated as Common Stock, par value $0.001 per share and 25 million as Preferred Stock, par value $0.001 per share.

During the year ended December 31, 2022, the Company implemented a share re-purchase program (the “2022 Program”) through the facilities of the Toronto Stock Exchange (“TSX”) and eligible alternative trading platforms in Canada. Under the 2022 Program, the Company is able to purchase at prevailing market prices up to 36,033,969 shares of Common Stock, representing approximately 10% of the issued and outstanding shares of Common Stock as of August 22, 2022. The 2022 Program will expire on August 31, 2023, or earlier if the 10% share maximum was reached. Re-purchases are subject to the availability of stock, prevailing market conditions, the trading price of the Company’s stock, the Company’s financial performance and other conditions.

During the year ended December 31, 2022 the Company re-purchased 22,747,462 shares at a weighted average price of approximately $1.20 per share. The re-purchased shares were held by the Company and were recorded as treasury stock as of December 31, 2022.

Equity Compensation Awards

The Company has an equity compensation program for its executives, employees, and directors. Executives and employees are given equity compensation grants that vest based on a recipient’s continued employment. In the case of Performance Share Units (“PSUs”), the number of units that vest is dependent upon the achievement of specific key performance measures. Equity based awards consist of 80% of PSUs and 20% of stock options. The Company’s stock-based compensation awards outstanding as at December 31, 2022, include PSUs, deferred share units (“DSUs”), and stock options.

In accordance with the 2007 Equity Incentive Plan, as amended, the Company’s Board of Directors is authorized to issue options or other rights to acquire shares of the Company’s Common Stock. On June 27, 2012, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the Common Stock available for issuance thereunder from 23,306,100 shares to 39,806,100 shares. On June 2, 2021, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the Common Stock available for issuance thereunder from 39,806,100 shares to 54,806,100 shares. On May 4, 2022, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the Common Stock available for issuance thereunder from 54,806,100 shares to 59,806,100 shares.

The following table provides information about PSU, DSU and stock option activity for the year ended December 31, 2022:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price ($)
Balance, December 31, 2021	30,365,196	5,710,764	17,848,722	1.20
Granted	6,841,907	851,095	2,859,030	1.40
Exercised	(4,396,646)	—	(1,754,119)	0.74
Forfeited	(1,282,224)	—	(292,887)	1.35
Expired	—	—	(1,357,886)	2.77
Balance, December 31, 2022	31,528,233	6,561,859	17,302,860	1.15
Vested and exercisable, at December 31, 2022			9,056,863	1.31
Vested, or expected to vest, at December 31, 2022 through the life of the options			17,022,420	1.15

For the year ended December 31, 2022, Stock-based compensation expense was $9.0 million (2021 - $8.4 million; 2020 - $1.2 million) and was recorded in G&A expenses.

At December 31, 2022, there was $10.5 million (December 31, 2021 and 2020 - $11.8 million and $5.9 million, respectively) of unrecognized compensation cost related to unvested PSUs and stock options to be recognized over a weighted average period of 1.5 years. The weighted average remaining contractual term of options vested, or expected to vest, at December 31, 2022, is 2.5 years.

PSUs

PSUs entitle the holder to receive, at the option of the Company, either the underlying number of shares of the Company’s Common Stock upon vesting of such units or a cash payment equal to the value of the underlying shares. PSUs will cliff vest after three years, subject to the grantee’s continued employment. Upon vesting, the underlying number of Common Shares or the cash payment equivalent to their value may range from nil to 200% of the number of PSU’s vested, based on the Company’s performance with respect to the applicable performance targets. As at December 31, 2022, 12.4 million (December 31, 2021 - 4.4 million) of PSUs had vested and will settle in cash. The performance targets for the PSUs outstanding as at December 31, 2022, were as follows:

i.50% of the award is subject to targets relating to the total shareholder return (“TSR”) of the Company against a group of peer companies;

ii.2020 and 2021 awards: 25% of the award is subject to targets relating to net asset value (“NAV”) of the Company per share, and NAV is based on before tax net present value discounted at 10% of proved plus probable reserves;
2022 awards: compliance with financial covenants and $20 million free cash flow (1); and

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

DSUs

DSUs entitle the holder to receive either the underlying number of shares of the Company’s Common Stock upon vesting of such units or, at the option of the Company, a cash payment equal to the value of the underlying shares. Once a DSU is vested, it is immediately settled. During the year ended December 31, 2022, DSUs were granted to directors and will be settled at such time the grantee ceases to be a member of the Board of Directors. The Company currently intends to settle the DSUs in cash.

Stock Options

Each stock option permits the holder to purchase one share of Common Stock at the stated exercise price. The exercise price equals the market price of a share of Common Stock at the time of grant and vest over three years. The term of the stock options granted is five years or three months after the grantee’s end of service to the Company, whichever occurs first.

For the year ended December 31, 2022, 1,754,119 stock options were exercised, and $1.3 million cash proceeds were received (2021- 162,944 stock options were exercised, and $0.1 million cash proceeds were received and 2020 - no options were exercised and no cash proceeds received).

At December 31, 2022 and 2021, the weighted average remaining contractual term for outstanding stock options was 2.5 and 3.0 years, respectively, and for exercisable stock options was 1.9 and 2.2 years, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2022	2021	2020
Dividend yield (per share)	Nil	Nil	Nil
Volatility	77% to 81%	71% to 80%	50% to 69%
Weighted average volatility	77%	78%	52%
Risk-free interest rate	1.4% to 4.0%	0.4% to 0.9%	0.3% to 1.7%
Expected term	5 years	4 - 5 years	5 years

The weighted average grant date fair value for options granted in the year ended December 31, 2022 was $0.88 (2021 - $0.47; 2020 - $0.29) per option. The weighted average grant date fair value for options vested in the year ended December 31, 2022 was $0.58 (2021 - $0.52; 2020 - $0.79) per option. The total fair value of stock options vested during year ended December 31, 2022 was $2.2 million (2021 - $2.1 million; 2020 - $1.9 million).

Weighted Average Shares Outstanding

	Year Ended December 31,
	2022	2021	2020
Weighted average number of common shares outstanding	364,455,456	367,022,903	366,981,556
Shares issuable pursuant to stock options	11,847,316	1,592,092	—
Shares assumed to be purchased from proceeds of stock options	(7,022,675)	(741,606)	—
Weighted average number of diluted common shares outstanding	369,280,097	367,873,389	366,981,556

For the year ended December 31, 2022, 5,900,245 options were excluded from the diluted earnings (loss) per share calculation as the options were anti-dilutive (2021 - 15,559,816; 2020 - all options)

10. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021
Balance, beginning of year	$54,525	$48,214
Liability incurred	5,025	4,122
Settlements	(2,630)	(805)
Accretion	4,498	4,180
Revisions in estimated liability	2,081	(1,186)
Balance, end of year	$63,499	$54,525

Current(1)	$141	$—
Long-term	$63,358	$54,525
Balance, end of year	$63,499	$54,525

(1) Current portion of asset retirement obligation is included into accounts payable and accrued liabilities on the Company’s balance sheet

Revisions in estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling asset retirement obligations. At December 31, 2022, the fair value of assets that was legally restricted for purposes of settling asset retirement obligations was $6.5 million (December 31, 2021 - $5.3 million). These assets were accounted for as restricted cash and cash equivalents on the Company’s balance sheet (Note 15).

11. Revenue

All of the Company’s revenue is generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla crude differentials, and quality and transportation discounts each month. For the year ended December 31, 2022, 100% (2021 and 2020 - 100%) of the Company's revenue resulted from oil sales and quality and transportation discounts were 17% (2021 - 15%; 2020 - 25%) of the ICE Brent price. During the year ended December 31, 2022, the Company’s production was sold primarily to two major customers in Colombia equaling 78% and 22% of total sales volumes (2021 - three, representing 66%, 19% and 12% of sales volumes and 2020 - three, representing 41%, 31% and 25% of sales volumes)

As at December 31, 2022, accounts receivable included nil accrued sales revenue related to December 2022 production (as at December 31, 2021 - nil and December 31, 2020 - $0.1 million related to December production of each respective year).

12. Taxes

The income tax expense and recovery reported differs from the amount computed by applying the statutory rate to income (loss) before income taxes for the following reasons:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2020
Income (loss) before income taxes
United States	$(38,161)	$(31,329)	$(19,065)
Foreign	283,096	54,465	(834,296)
	244,935	23,136	(853,361)
Statutory rate (1)	35%	31%	32%
Income tax expense (recovery) expected	85,727	7,172	(273,076)
Impact of foreign taxes	8,876	9,723	26,668
Foreign currency translation	(4,641)	14,450	48,734
Goodwill Impairment	—	—	32,826
Stock-based compensation	5,804	1,708	666
Change in valuation allowance	2,386	(53,434)	75,241
Non-deductible third party royalty in Colombia	3,422	1,568	697
Other permanent differences	4,332	(1,058)	5,349
Non-deductible investment loss	—	525	7,501
Total income tax expense (recovery)	$105,906	$(19,346)	$(75,394)

Effective tax rate	43%	(84)%	9%

Current income tax expense
Foreign	80,566	4,479	754
	80,566	4,479	754
Deferred income tax expense (recovery)
Foreign	25,340	(23,825)	(76,148)
Total income tax expense (recovery)	$105,906	$(19,346)	$(75,394)
(1) The tax rate is the statutory rate in Colombia.

In general, it is the Company’s practice and intention to reinvest the earnings of our non-U.S. subsidiaries in such subsidiaries’ operations. As of December 31, 2022, the Company has not made a provision for U.S. or additional foreign withholding taxes on the investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances.

In December 2022, the Colombian Government enacted a new tax reform bill which is effective January 1st, 2023. The reform includes significant changes to the income tax regime applicable to oil companies, including an increase in the capital gain tax rate to 15% (from 10%), increase in the dividend tax rate to 20% (from 10%); the elimination of the tax deductibility of royalties paid-in cash and cost associated to royalties paid-in kind in the calculation of taxable income; and the introduction of a surcharge to the current 35% tax rate. The surcharge will be determined by comparing the average inflation-adjusted Brent price during the taxation year to the monthly inflation-adjusted Brent price during the prior 120 months. When the Brent price during the taxation year exceeds the 30th percentile of the historical price range a 5% surtax is applied. It increases to 10% and 15% when the Brent price during the taxation year exceeds the 45th and 60th percentiles, respectively. GTE expects the 2023 surtax to be 15% for an aggregated income tax rate of 50%. The tax rates applied to the calculation of deferred income taxes have been adjusted to reflect this change.

The table below presents the components of the deferred tax assets as at December 31, 2022 and 2021:

	As at December 31,
(Thousands of U.S. Dollars)	2022	2021
Tax benefit of operating loss carryforwards	$53,720	$67,134
Book basis in excess of tax basis	(20,349)	16,815
Foreign tax credits and other accruals	103,700	91,381
Tax benefit of capital loss carryforwards	—	28,050
Deferred tax assets before valuation allowance	137,071	203,380
Valuation allowance	(114,109)	(141,886)
Net deferred tax assets	$22,962	$61,494

Deferred tax assets	22,990	61,494
	22,990	61,494

Deferred tax liabilities	28	—
	28	—
Net deferred tax assets	$22,962	$61,494

At December 31, 2022, the Company has not recognized the benefit of unused non-capital loss carryforwards of $91.3 million (2021 - $62.1 million, 2020 - $46.0 million) for federal purposes in the United States, which expire from 2030 to 2042.

At December 31, 2022, the Company has recognized the benefit of unused non-capital loss carryforwards of $40.7 million (2021 - $102.4 million, 2020 - $115.6 million), out of a total of $59.5 million; and no tax credits (2021 - no tax credits, 2020 - $1.0 million), out of a total of $2.1 million, for federal purposes in Colombia. The Company’s remaining tax losses are entitled to a carryforward period of 12 years.

As at December 31, 2022 and 2021, Gran Tierra had no unrecognized tax benefits and related interest and penalties included in its deferred tax assets and current tax liabilities on the consolidated balance sheet. The Company does not anticipate any material changes with respect to unrecognized tax benefit within the next twelve months. The Company had no other significant interest or penalties related to taxes included in the consolidated statement of operations for the year ended December 31, 2022.

13. Commitments and Contingencies

Purchase Obligations, Firm Agreements and Leases

As at December 31, 2022, future minimum payments under non-cancelable agreements with remaining terms in excess of one year were as follows:

	Year ending December 31
(Thousands of U.S. Dollars)	Total	2023	2024	2025	2026	2027	Thereafter
Facilities	8,704	1,997	2,002	1,997	1,997	711	—
Operating leases (1)	10,684	2,093	1,605	1,710	1,723	1,938	1,615
Finance leases (1)	22,036	5,105	4,644	2,233	2,233	7,821	—
Software and Telecommunication	774	387	387	—	—	—	—
	$42,198	$9,582	$8,638	$5,940	$5,953	$10,470	$1,615

(1) Including maintenance and operating costs.

Gran Tierra has operating leases for office spaces, vehicles, and tanks and finance leases for power generation and enhanced oil recovery facilities, storage tanks, and compressors.

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

Letters of Credit

At December 31, 2022, the Company had provided letters of credit and other credit support totaling $111.1 million (December 31, 2021 - $103.0 million) as security relating to work commitment guarantees contained in exploration contracts in Colombia and Ecuador and other capital or operating requirements.

Contingencies
Gran Tierra has several lawsuits and claims pending. The outcome of the lawsuits and disputes cannot be predicted with certainty; Gran Tierra believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Gran Tierra records costs as they are incurred or become probable and determinable.

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

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of December 31, 2022 and 2021:

	As at December 31,
	2022	2021
(Thousands of U.S. Dollars)
Level 1
Assets
PEF - current(2)	$5,981	$—
PEF - long-term(1)	9,975	7,578
	$15,956	$7,578

Liabilities
DSUs liability - long-term(3)	$6,496	$4,346
6.25% Senior Notes	243,801	273,672
7.75% Senior Notes	241,455	271,500
	$491,752	$549,518
Level 2
Assets
Derivative asset(2)	$—	$219
Restricted cash and cash equivalents - long-term(1)	5,343	4,903
	$5,343	$5,122
Liabilities
Derivative liability	$—	$2,976
Revolving credit facility	—	66,987
PSUs liability - current	15,082	2,710
PSUs liability - long-term(3)	9,941	9,372
	$25,023	$82,045

Level 3
Liabilities
Asset retirement obligation - current	$141	$—
Asset retirement obligation - long-term	63,358	54,525
	$63,499	$54,525

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

PEF

To reduce the Company’s exposure to changes in the trading price of the Company’s common shares on outstanding PSUs, the Company entered into PEFs. At the end of the term, the counterparty will pay the Company an amount equivalent to the notional amount of the shares using the price of the Company’s common shares at the valuation date. The Company has the discretion to increase or decrease the notional amount of the prepaid equity forwards or terminate the agreement early. As at

December 31, 2022, the Company’s PEF had a notional amount of 16.0 million shares and a fair value of $16.0 million. During the year ended December 31, 2022, the Company recorded a gain of $1.3 million on the PEF in G&A expenses (December 31, 2021 - $0.9 million gain and 2020 - nil). The fair value of PEF asset was estimated using Company’s share price quoted in active markets at the end of each reporting period.

DSUs liability

The fair value of DSUs liability was estimated using Company’s share price quoted in active markets at the end of each reporting period.

PSUs liability

The fair value of the PSUs liability was estimated using the inputs, such as Company’s share price and PSU performance factors.

Derivative asset and derivative liability

The fair value of derivatives is estimated based on various factors, including quoted market prices in active markets and quotes from third parties. The Company also performs an internal valuation to ensure the reasonableness of third party quotes. In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. As at December 31, 2022, the Company did not have any outstanding derivative positions.

The following table presents gains or losses on derivatives and other instruments recognized in the accompanying consolidated statements of operations:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2020
Commodity price derivative loss (gain)	$26,611	$48,723	$(220)
Foreign currency derivative loss	—	115	3,155
Derivative instruments loss	$26,611	$48,838	$2,935

Unrealized investment loss	$—	$2,032	$46,883
Loss on sale of investment	—	1,355	—
Financial instruments (gain) loss	(7)	(18)	1,164
Other financial instruments (gain) loss	$(7)	$3,369	$48,047

These gains or losses are presented as financial instruments gains or losses in the consolidated statements of operations and cash flows.

Credit facility and Senior Notes

Financial instruments not recorded at fair value at December 31, 2022, include the Senior Notes and the credit facility (Note 8).

During the year ended December 31, 2022, the Company terminated its prior revolving credit facility agreement and replaced the prior facility with a new credit facility. As of December 31, 2022, the credit facility remained undrawn.

At December 31, 2022, the carrying amounts of the 6.25% Senior Notes and 7.75% Senior Notes were $275.9 million and $293.2 million, respectively, which represents the aggregate principal amounts less unamortized debt issuance costs, and the fair values were $243.8 million and $241.5 million.

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

Commodity Price Risk

The Company may at time utilize commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. As at December 31, 2022, the Company had no outstanding commodity price derivative positions.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk in relation to its Colombian operations predominantly in operating and transportation costs and G&A expenses. To mitigate exposure to fluctuations in foreign exchange, the Company may enter into foreign currency exchange derivatives. As at December 31, 2022, the Company had no outstanding foreign currency exchange derivative positions.

Unrealized foreign exchange gains and losses primarily result from fluctuation of the U.S. dollar to the Colombian peso and Canadian dollar due to Gran Tierra’s current and deferred tax assets and taxes receivable, which are monetary assets and liabilities mainly denominated in the local currencies. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A strengthening in one Colombian peso against the U.S. dollar results in foreign exchange gain of approximately six thousand of U.S. dollars on deferred tax asset balance and a foreign exchange loss of approximately seven thousand of U.S. dollars on taxes payable. This effect was calculated based on the Company’s December 31, 2022, deferred tax assets and taxes payable.

For the years ended December 31, 2022, 2021 and 2020 respectively, 100% of the Company's oil sales were generated in Colombia. In Colombia, the Company receives 100% of its revenues in U.S. dollars and the majority of its capital expenditures are in U.S. dollars or are based on U.S. dollar prices.

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

At December 31, 2022, cash and cash equivalents and restricted cash included balances in bank accounts, term deposits and certificates of deposit, placed with financial institutions with investment grade credit ratings.

Most of the Company’s accounts receivable relate to sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. For the year ended December 31, 2022, the Company had two customers (2021 and 2020 - three) which accounted for over 10% of sales.

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

15. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company’s consolidated balance sheet that sum to the total of such amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2020
Cash and cash equivalents	$126,873	$26,109	$13,687
Restricted cash and cash equivalents - current	1,142	392	427
Restricted cash and cash equivalents - long-term (1)	5,343	4,903	3,409
	$133,358	$31,404	$17,523

(1) The long-term portion of restricted cash is included in other long-term assets on the Company's balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2020
Accounts receivable and other long-term assets	$2,352	$(5,686)	$27,607
Derivatives	(12,625)	(5,808)	2,302
Inventory	(4,165)	(2,383)	(2,628)
Other prepaids	(1,775)	(199)	(279)
Accounts payable and accrued and other long-term liabilities	(5,789)	48,206	(47,194)
Prepaid tax and taxes receivable and payable	86,319	25,024	56,254
Net changes in assets and liabilities from operating activities	$64,317	$59,154	$36,062

The following table provides additional supplemental cash flow disclosures:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2022	2021	2020
Cash paid for income taxes	$37,052	$36,352	$14,611
Cash paid for interest	$43,363	$50,109	$50,209

Non-cash investing activities
Net liabilities related to property, plant and equipment, end of year	$55,118	$30,142	$28,711

16 Subsequent Events

Subsequent to year-end, the Company received $5.4 million from the vesting of 6.0 million short-term PEF units.

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

A. Estimated Proved NAR Reserves

The following table sets forth Gran Tierra’s estimated proved NAR reserves and total net proved developed and undeveloped reserves as of December 31, 2020, 2021, and 2022, and the changes in total net proved reserves during the three-year period ended December 31, 2022.

The net proved reserves represent management’s best estimate of proved oil and natural gas reserves after royalties. Reserve estimates for each property are prepared internally each year and 100% of the reserves at December 31, 2022, have been evaluated by independent qualified reserves consultants, McDaniel & Associates Consultants Ltd.
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

	Liquids (1)	Gas
	(Mbbl)	(MMcf)
Proved NAR Reserves, December 31, 2019	67,329	1,894
Improved recoveries	961	—
Extensions	879	—
Technical revisions	2,477	(40)
Production	(6,954)	(199)
Proved NAR Reserves, December 31, 2020	64,692	1,655
Improved recoveries	2,057	—
Extensions(2)	7,475	—
Technical revisions	1,009	133
Production	(8,668)	(119)
Proved NAR Reserves, December 31, 2021	66,565	1,669
Improved recoveries	—	—
Extensions and discoveries (2)	6,273	—
Technical revisions	1,558	(208)
Production	(9,129)	(15)
Proved NAR Reserves, December 31, 2022 (2)	65,267	1,446

Proved Developed Reserves NAR, December 31, 2020	38,660	633
Proved Developed Reserves NAR, December 31, 2021	41,869	880
Proved Developed Reserves NAR, December 31, 2022	40,360	858

Proved Undeveloped Reserves NAR, December 31, 2020	26,032	1,022
Proved Undeveloped Reserves NAR, December 31, 2021	24,696	789
Proved Undeveloped Reserves NAR, December 31, 2022	24,907	588

(1) At December 31, 2022, 2021, and 2020, liquids reserves are 100% oil.
(2) Includes 2.5 MMBBL of extensions and (0.2) MMBBL of technical revisions for Ecuador (2021 - includes 0.5 MMBBL of extensions for Ecuador).

Changes in proved reserves during the years ended December 31, 2022, 2021 and 2020 shown in the table above primarily resulted from the following significant factors:

Improved Recoveries. There were no improved recoveries for the year ended December 31, 2022, (2021 - 2.1 MMBOE and 2020 - 1.0 MMBOE) attributed to improved recoveries of heavy oil in the Acordionero field.

Extensions and Discoveries. Added 6.3 MMBOE of proved reserves during the year ended December 31, 2022, of which 3.8 MMBOE were extensions and discoveries in Colombia and 2.5 MMBOE in Ecuador. In Colombia, we had 2.4 and 0.5 MMBOE of extensions in the Acordionero and Costayaco fields, respectively, with the remainder 0.9 discoveries in Alea-1848

Block (2021 - 7.5 MMBOE due to reserve extensions in the Acordionero, Costayaco, Moqueta and Charapa fields and 2020 - 0.9 MMBOE, due to reserve extensions in the Acordionero, Costayaco fields).

Technical and Economic Revisions. Added 1.6 MMBOE of proved reserves during the year ended December 31, 2022, primarily related to positive technical revisions based on increased drilling and continued waterflood performance in the Acordionero and Costayaco fields (2021 - 1.0 MMBOE related to positive technical revisions based on performance and waterflood response in the Acordionero and Costayaco fields and 2020 - 2.5 MMBOE, related to positive technical revisions in the Acordionero, Costayaco, Moqueta and Cohembi fields based on performance and waterflood response).

B. Capitalized Costs

Capitalized costs for Gran Tierra’s oil and gas producing activities consisted of the following at the end of each of the years in the two-year period ended December 31, 2022:

(Thousands of U.S. Dollars)	Proved Properties	Unproved Properties	Accumulated Depletion, Depreciation and Impairment	Net Capitalized Costs
Balance, December 31, 2022	$4,617,804	$74,471	$(3,617,380)	$1,074,895

Balance, December 31, 2021	$4,302,473	$131,865	$(3,442,893)	$991,445

C. Costs Incurred

The following table presents costs incurred for Gran Tierra’s oil and gas property acquisitions and exploration and development for the respective years:

(Thousands of U.S. Dollars)	Total
Year Ended December 31, 2020
Property acquisition costs
Proved	$—
Unproved	$—
Exploration costs	$12,852
Development costs	$92,773

Year Ended December 31, 2021
Property acquisition costs
Proved	$—
Unproved	$—
Exploration costs	$20,410
Development costs	$142,461

Year Ended December 31, 2022
Property acquisition costs
Proved	$—
Unproved	$—
Exploration costs	$89,898
Development costs	$160,933

D. Results of Operations for Oil and Gas Producing Activities

(Thousands of U.S. Dollars)	Colombia
December 31, 2022
Oil sales	$711,388
Production costs	(172,582)
Exploration expenses	—
DD&A expenses	(180,039)
Asset impairment	—
Income tax expense	(105,906)
Results of Operations	$252,861

December 31, 2021
Oil sales	$473,722
Production costs	(147,339)
Exploration expenses	—
DD&A expenses	(139,765)
Asset impairment	—
Income tax expense	19,346
Results of Operations	$205,964

December 31, 2020
Oil sales	$237,838
Production costs	(122,431)
Exploration expenses	—
DD&A expenses	(164,013)
Asset impairment	(564,495)
Income tax expense	75,394
Results of Operations	$(537,707)

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

	Colombia	Ecuador
Twelve month period unweighted arithmetic average of the wellhead price as of the first day of each month within the twelve month period
2022	$86.16	$91.53
2021	$58.07	$62.42
2020	$35.33	$—
Weighted average production costs
2022	$16.26	$19.55
2021	$15.55	$17.40
2020	$12.90	$—

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

The standardized measure of discounted future net cash flows from Gran Tierra’s estimated proved oil and gas reserves is as follows:

(Thousands of U.S. Dollars)	Colombia	Ecuador	Total
December 31, 2022
Future cash inflows	$5,410,256	$256,220	$5,666,476
Future production costs	(1,298,198)	(104,614)	(1,402,812)
Future development costs	(334,560)	(63,040)	(397,600)
Future asset retirement obligations	(50,520)	(2,700)	(53,220)
Future income tax expense	(1,391,436)	(33,058)	(1,424,494)
Future net cash flows	2,335,542	52,808	2,388,350
10% discount	(659,092)	(18,632)	(677,724)
Standardized Measure of Discounted Future Net Cash Flows	$1,676,450	$34,176	$1,710,626

December 31, 2021
Future cash inflows	$3,880,608	$30,573	$3,911,181
Future production costs	(1,249,901)	(13,502)	(1,263,403)
Future development costs	(365,983)	(12,175)	(378,158)
Future asset retirement obligations	(47,580)	(600)	(48,180)
Future income tax expense	(514,231)	(1,866)	(516,097)
Future net cash flows	1,702,913	2,430	1,705,343
10% discount	(481,504)	(2,062)	(483,566)
Standardized Measure of Discounted Future Net Cash Flows	$1,221,409	$368	$1,221,777

December 31, 2020
Future cash inflows	$2,329,016	$—	$2,329,016
Future production costs	(929,591)	—	(929,591)
Future development costs	(252,347)	—	(252,347)
Future asset retirement obligations	(43,455)	—	(43,455)
Future income tax expense	(104,311)	—	(104,311)
Future net cash flows	999,312	—	999,312
10% discount	(271,825)	—	(271,825)
Standardized Measure of Discounted Future Net Cash Flows	$727,487	$—	$727,487

Changes in the Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes changes in the standardized measure of discounted future net cash flows for Gran Tierra’s proved oil and gas reserves:

(Thousands of U.S. Dollars)	2022	2021	2020
Balance, beginning of year	$1,221,777	$727,487	$1,188,196
Sales and transfers of oil and gas produced, net of production costs	(433,676)	(244,486)	(442,826)
Net changes in prices and production costs related to future production	1,373,950	1,217,785	(813,627)
Extensions, discoveries and improved recovery, less related costs	384,414	382,423	47,271
Previously estimated development costs incurred during the year	(136,856)	(98,724)	(150,644)
Revisions of previous quantity estimates	75,460	(191,738)	700,106
Accretion of discount	122,178	72,748	118,820
Net change in income taxes	(739,879)	(414,458)	128,265
Changes in future development costs	(156,742)	(229,260)	(48,074)
Net increase	488,849	494,290	(460,709)
Balance, end of year	$1,710,626	$1,221,777	$727,487

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(b) of the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, which audited our financial statements included in this Annual Report on Form 10-K as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gran Tierra Energy Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Gran Tierra Energy Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chartered Professional Accountants
Calgary, Canada
February 21, 2023

Item 9B. Other Information

The Board of Directors of Gran Tierra Energy Inc. has established May 3, 2023 as the date of the Company’s 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”) and March 7, 2023 as the record date for determining stockholders entitled to notice of, and to vote at, the 2023 Annual Meeting. The time and location of the 2023 Annual Meeting will be as set forth in the Company’s proxy materials for the 2023 Annual Meeting.

On February 20, 2023, Gran Tierra Energy Inc. (“Gran Tierra”), Gran Tierra Energy Colombia GmbH (formerly Gran Tierra Energy Colombia, LLC) and Gran Tierra Operations Colombia GmbH (formerly Gran Tierra Colombia Inc.) entered into a Deed of Amendment and Restatement with Trafigura PTE Ltd., as lender (“Trafigura”), amending and restating a facility agreement (the “Credit Facility”). The Credit Facility was originally entered into on August 18, 2022.

The amendment made various changes to the Credit Facility, including: (i) the availability period for the facility was extended to August 20, 2023 and the due date for the facility was extended to August 20, 2025; (ii) the borrowers under the Credit Facility are permitted to incur certain financial indebtedness where such indebtedness is between a borrower and a member of the Gran Tierra group, provided that such intra-group indebtedness is subordinated pursuant to the terms of a subordination agreement.

The Credit Facility, as amended and restated, remains secured by Gran Tierra’s Colombian assets and economic rights and its remaining commercial terms remain unchanged. As of February 21, 2023, no amounts have been drawn under the Credit Facility.

This description of the amended and restated Credit Facility is qualified in its entirety by reference to the complete terms and conditions of the amended and restated Credit Facility, which is filed as Exhibit 10.22.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC within 120 days after December 31, 2022. For information with respect to our executive officers, see “Information About Our Executive Officers” at the end of Part I of this report, following Item 4 “Mine Safety Disclosures”.

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

The following table provides certain information with respect to securities authorized for issuance under Gran Tierra’s equity compensation plans in effect as of the end of December 31, 2022:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options (1)	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	17,302,860	1.15	20,766,922
Equity compensation plans not approved by security holders	—	—	—
	17,302,860	1.15	20,766.922

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

(2) In accordance with Item 201(d) of Regulation S-K, the figure in this column represents the total number of shares of our common stock remaining available for issuance under the Plan as of December 31, 2022, minus the awards reported in column (a), above. Note, pursuant to the terms of the Plan, the pool of shares available for grant thereunder is not actually reduced until an award is settled in shares of our common stock (as opposed to reducing the pool at the time of grant). At December 31, 2022, 38,090,092 shares were issued and outstanding relating to PSUs and DSUs and would represent a reduction to the securities remaining available for future issuance under the Plan if such awards were to be equity settled. Consistent with accounting treatment that reflects management's intent to cash settle, these amounts are not included in the above table as a reduction in the securities remaining available for future issuance. Pursuant to the provisions of the Plan, the number of securities remaining available for issuance is reduced by the aggregate balance of (i) stock options exercised and outstanding at a fungible factor of 1.0 shares and (ii) unit based awards at a fungible factor of 1.0 shares for each share of our common stock issued pursuant to any equity settled awards granted under the Plan. Accordingly, the number of shares available for future awards under the Plan may be different than the amount shown in this column.

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
Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.3	First Supplemental Indenture related to 6.25% Senior Notes due 2025, dated as of July 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019 (SEC File No. 001-34018).

4.4	Form of 6.25% Senior Notes due 2025.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.5	Indenture related to the 7.750% Senior Notes due 2027, dated as of May 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 (SEC File No. 001-34018).

4.6	First Supplemental Indenture related to 7.750% Senior Notes due 2027, dated as of July 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019 (SEC File No. 001-34018).

4.10	Form of 7.750% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 (SEC File No. 001-34018).

4.11	Description of securities.	Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2020 (SEC File No. 001-34018).

10.1	Amended and Restated 2007 Equity Incentive Plan*	Incorporated by reference to Appendix of the Definitive Proxy Statement filed with the SEC on March 25, 2022 (SEC File No. 001-34018).

10.2	Form of Restricted Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 001-34018).

10.3	Form of Option Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 001-34018).

10.4	Form of Indemnity Agreement.*	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

10.5	Form of Deferred Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.6	Form of Deferred Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.7	Executive Employment Agreement effective May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Gary Guidry.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.8	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Lawrence West.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.10	Executive Employment Agreement effective May 11, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and James Evans.*	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.11	Form of Performance Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.12	Form of Performance Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.13	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Ryan Ellson.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.14	Credit Agreement, dated as of August 18, 2022, by and among Gran Tierra Energy Inc., Gran Tierra Energy Colombia GMBH, Gran Tierra Operations Colombia GMBH and Trafigura PTE Ltd. as a lender	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with SEC on August 23, 2022 (SEC File No. 001-34018).

10.15
Deed of Amendment and Restatement to Credit Agreement dated February 20, 2023 by and among Gran Tierra Energy Inc., Gran Tierra Energy Colombia LLC, Gran Tierra Colombia Inc. and Trafigura PTE Ltd. as a lender.
Filed herewith.

10.16	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.17	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.18	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on November 19, 2008 (SEC File No. 001-34018).

10.19	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009 (SEC File No. 001-34018).

10.20	Amendment No. 4 dated June 13, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.21	Amendment No. 5 dated February 10, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.22	Amendment No. 6 dated March 1, 2012, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

23.2	Consent of McDaniel & Associates Consultants Ltd.	Filed herewith.

24.1	Power of Attorney.	See signature page.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

99.1	Gran Tierra Energy Inc. Reserves Assessment and Evaluation of Oil and Gas Properties Corporate Summary, effective December 31, 2022.	Filed herewith.

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

GRAN TIERRA ENERGY INC.

Date: February 21, 2023	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 21, 2023	/s/ Ryan Ellson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Gary S. Guidry	President and Chief Executive Officer, Director	February 21, 2023
Gary S. Guidry	(Principal Executive Officer)

/s/ Ryan Ellson	Chief Financial Officer and Executive Vice President, Finance	February 21, 2023
Ryan Ellson	(Principal Financial and Accounting Officer)

/s/ Peter Dey	Director	February 21, 2023
Peter Dey

/s/ Evan Hazell	Director	February 21, 2023
Evan Hazell

/s/ Alison Redford	Director	February 21, 2023
Alison Redford

/s/ Robert B. Hodgins	Director	February 21, 2023
Robert B. Hodgins

/s/ Ronald Royal	Director	February 21, 2023
Ronald Royal

/s/ Sondra Scott	Director	February 21, 2023
Sondra Scott

/s/ David P. Smith	Director	February 21, 2023
David P. Smith

/s/ Brooke Wade	Director	February 21, 2023
Brooke Wade