Form 10-Q
period 2023-06-30
GRAN TIERRA ENERGY INC.
filed 2023-08-01
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023

or

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
(403) 265-3221
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GTE	NYSE American
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

On July 26, 2023, 33,287,055 shares of the registrant’s Common Stock, $0.01 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2023

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity, the impacts of the coronavirus (COVID-19) pandemic and those statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “budget,” “objective,” “could,” “should,” or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our operations are located in South America and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events (including the ongoing COVID-19 pandemic); global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including inflation and changes resulting from a global health crisis, the Russian invasion of Ukraine, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC, such as its recent decision to cut production and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a prolonged decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predicts, which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute its business plan and realize expected benefits from current initiatives; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability to comply with financial covenants in our credit agreement and indentures and make borrowings under any credit agreement; and those factors set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2022 Annual Report on Form 10-K (the “2022 Annual Report on Form 10-K”), and in our other filings with the Securities and Exchange Commission (“SEC”) during the current fiscal year. The unprecedented nature of the current volatility in the worldwide economy and oil and gas industry makes it more difficult to predict the accuracy of forward-looking statements. The information included herein (other than in the context of the financial statements) is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OIL SALES (Note 6)	$157,902	$205,785	$302,092	$380,354

EXPENSES
Operating	48,491	39,494	89,860	74,429
Transportation	3,691	2,513	6,757	5,347
Depletion, depreciation and accretion (Note 3)	56,209	42,216	107,930	83,179
General and administrative (Note 9)	9,866	9,836	22,562	22,172
Foreign exchange loss (gain)	4,707	2,722	6,409	(1,003)
Derivative instruments loss (Note 9)	—	5,172	—	26,611
Other gain (Note 4)	—	—	(615)	—
Interest expense (Note 4)	12,678	12,194	24,514	24,322
	135,642	114,147	257,417	235,057

INTEREST INCOME	647	—	1,415	—
INCOME BEFORE INCOME TAXES	22,907	91,638	46,090	145,297

INCOME TAX EXPENSE
Current (Note 7)	19,757	25,425	37,363	46,252
Deferred (Note 7)	13,975	13,241	29,252	31,954
	33,732	38,666	66,615	78,206
NET AND COMPREHENSIVE (LOSS) INCOME	$(10,825)	$52,972	$(20,525)	$67,091

NET (LOSS) INCOME PER SHARE (1)

- BASIC	$(0.33)	$1.44	$(0.61)	$1.82
- DILUTED	$(0.33)	$1.42	$(0.61)	$1.80
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	33,299,505	36,857,138	33,872,270	36,798,229
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	33,299,505	37,423,360	33,872,270	37,297,769
(1) Reflects our 1-for-10 reverse stock split that became effective May 5, 2023. See Note 5 in the notes to the condensed financial statements for further discussion.

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at June 30, 2023	As at December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents (Note 10)	$68,529	$126,873
Restricted cash and cash equivalents (Note 10)	1,142	1,142
Accounts receivable	6,753	10,706
Inventory	22,532	20,192
Taxes receivable	82	54
Other current assets (Note 9)	9,108	9,620
Total Current Assets	108,146	168,587

Oil and Gas Properties
Proved	1,045,686	1,000,424
Unproved	66,091	74,471
Total Oil and Gas Properties	1,111,777	1,074,895
Other capital assets	29,787	26,007
Total Property, Plant and Equipment (Note 3)	1,141,564	1,100,902

Other Long-Term Assets
Deferred tax assets	12,924	22,990
Taxes receivable	40,014	27,796
Other long-term assets (Note 9)	6,717	15,335
Total Other Long-Term Assets	59,655	66,121
Total Assets	$1,309,365	$1,335,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$197,797	$167,579
Taxes payable	30,442	58,978
Equity compensation award liability (Note 5)	4,976	15,082
Total Current Liabilities	233,215	241,639

Long-Term Liabilities
Long-term debt (Notes 4 and 9)	585,807	589,593
Deferred tax liabilities	22,241	28
Asset retirement obligation	66,845	63,358
Equity compensation award liability (Note 5)	5,708	16,437
Other long-term liabilities	8,131	6,989
Total Long-Term Liabilities	688,732	676,405

Contingencies (Note 8)

Shareholders' Equity (1)
Common Stock (Note 5) (33,287,055 and 34,615,116 issued, 33,287,055 and 34,615,116 outstanding shares of Common Stock, par value $0.01 per share, as at June 30, 2023, and December 31, 2022, respectively)	10,237	10,272
Additional paid-in capital	1,254,449	1,291,354
Treasury Stock (Note 5)	—	(27,317)
Deficit	(877,268)	(856,743)
Total Shareholders’ Equity	387,418	417,566
Total Liabilities and Shareholders’ Equity	$1,309,365	$1,335,610
(1) Reflects our 1-for-10 reverse stock split that became effective May 5, 2023. See Note 5 in the notes to the condensed financial statements for further discussion.
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net (loss) income	$(20,525)	$67,091
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 3)	107,930	83,179
Deferred tax expense (Note 7)	29,252	31,954
Stock-based compensation expense (Note 5)	1,817	6,546
Amortization of debt issuance costs (Note 4)	1,800	2,018
Unrealized foreign exchange gain	(7,548)	(498)
Other gain (Note 4)	(615)	—
Derivative instruments loss (Note 9)	—	26,611
Cash settlements on derivatives instruments	—	(26,392)
Cash settlement of asset retirement obligation	(156)	(242)
Non-cash lease expenses	2,253	1,158
Lease payments	(1,242)	(732)
Net change in assets and liabilities from operating activities (Note 10)	(25,836)	56,329
Net cash provided by operating activities	87,130	247,022

Investing Activities
Additions to property, plant and equipment	(136,627)	(106,682)
Changes in non-cash investing working capital (Note 10)	9,088	10,964
Net cash used in investing activities	(127,539)	(95,718)

Financing Activities
Debt issuance costs (Note 4)	(1,873)	—
Repayment of debt (Note 4)	—	(67,525)
Re-purchase of Senior Notes (Note 4)	(6,805)	—
Re-purchase of shares of Common Stock (Note 5)	(10,825)	—
Proceeds from exercise of stock options	5	1,285
Lease payments	(3,035)	(1,261)
Net cash used in financing activities	(22,533)	(67,501)

Foreign exchange gain (loss) on cash, cash equivalents and restricted cash and cash equivalents	5,759	(680)

Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(57,183)	83,123
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period (Note 10)	133,358	31,404
Cash, cash equivalents and restricted cash and cash equivalents, end of period (Note 10)	$76,175	$114,527

Supplemental cash flow disclosures (Note 10)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share Capital (1)
Balance, beginning of period	$10,272	$10,272	$10,272	$10,270
Issuance of common stock (Note 5)	—	—	—	2
Re-purchase of shares of common stock	(35)	—	(35)	—
Balance, end of period	$10,237	$10,272	$10,237	$10,272

Additional Paid-in Capital
Balance, beginning of period	$1,291,973	$1,289,162	$1,291,354	$1,287,582
Exercise of stock options	5	303	5	1,283
Re-purchase of shares of common stock	(38,107)	—	(38,107)	—
Stock-based compensation (Note 5)	578	610	1,197	1,210
Balance, end of period	$1,254,449	$1,290,075	$1,254,449	$1,290,075

Treasury Stock
Balance, beginning of period	$(38,035)	$—	$(27,317)	$—
Purchase of treasury shares (Note 5)	(107)	—	(10,825)	—
Cancellation of treasury shares	38,142	—	38,142	—
Balance, end of period	$—	$—	$—	$—

Deficit
Balance, beginning of period	$(866,443)	$(981,653)	$(856,743)	$(995,772)
Net (loss) income	(10,825)	52,972	(20,525)	67,091
Balance, end of period	$(877,268)	$(928,681)	$(877,268)	$(928,681)

Total Shareholders’ Equity	$387,418	$371,666	$387,418	$371,666
(1) Reflects our 1-for-10 reverse stock split that became effective May 5, 2023. See Note 5 in the notes to the condensed financial statements for further discussion.

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

The note disclosure requirements of annual audited consolidated financial statements provide additional disclosures required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K.

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

3. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at June 30, 2023	As at December 31, 2022
Oil and natural gas properties
Proved	$4,765,640	$4,617,804
Unproved	66,091	74,471
	4,831,731	4,692,275
Other(1)	65,816	61,386
	4,897,547	4,753,661
Accumulated depletion, depreciation and impairment	(3,755,983)	(3,652,759)
	$1,141,564	$1,100,902
(1) The “other” category includes right-of-use assets for operating and finance leases of $44.9 million, which had a net book value of $28.6 million as at June 30, 2023 (December 31, 2022 - $38.9 million, which had a net book value of $24.6 million).

For the three and six months ended June 30, 2023 and 2022, respectively, the Company had no ceiling test impairment losses. The Company used a 12-month unweighted average of the first-day-of the month Brent price prior to the ending date of the periods June 30, 2023, and 2022 of $88.52 and $87.88 per bbl, respectively, for the purpose of the ceiling test calculations.

4. Debt and Debt Issuance Costs

The Company’s debt as at June 30, 2023, and December 31, 2022, was as follows:

(Thousands of U.S. Dollars)	As at June 30, 2023	As at December 31, 2022
Long-Term
6.25% Senior Notes, due February 2025	$271,909	$279,909
7.75% Senior Notes, due May 2027	300,000	300,000
Unamortized debt issuance costs	(10,830)	(10,992)
	561,079	568,917
Long-term lease obligation(1)	24,728	20,676
Total debt	$585,807	$589,593
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $7.8 million as at June 30, 2023 (December 31, 2022 - $4.8 million).

As of June 30, 2023, the Company had a credit facility with a market lender in the global commodities industry. The credit facility has a borrowing base of up to $150 million, with $100 million as an initial commitment available at June 30, 2023, and an option for an additional $50 million upon mutual agreement by the Company and the lender. The credit facility bears interest based on the secured overnight financing rate posted by the Federal Reserve Bank of New York plus a credit margin of 6.00% and a credit-adjusted spread of 0.26%. Undrawn amounts under the credit facility bear interest at 2.10% per annum, based on the amount available. The credit facility is secured by the Company’s Colombian assets and economic rights. It has a final maturity date of August 15, 2024, which may be extended to February 18, 2025, upon the satisfaction of certain conditions. The availability period for the draws under the credit facility expires on August 20, 2023. As of June 30, 2023, and December 31, 2022, the credit facility remained undrawn.

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

Senior Notes

During the three and six months ended June 30, 2023, the Company re-purchased in the open market nil and $8.0 million, respectively, of 6.25% Senior Notes for cash consideration of $6.8 million. The re-purchase resulted in a $1.1 million gain, which included the write-off of deferred financing fees of $0.1 million. The re-purchase gain was recorded in “other gain” in the Company’s condensed consolidated statements of operations. The re-purchased 6.25% Senior Notes were not canceled and are held by the Company as treasury bonds as of June 30, 2023.

Interest Expense

The following table presents the total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2023	2022	2023	2022
Contractual interest and other financing expenses	$11,659	$11,063	$22,714	$22,304
Amortization of debt issuance costs	1,019	1,131	1,800	2,018
	$12,678	$12,194	$24,514	$24,322

5. Share Capital

Shares of Common Stock
Shares issued at December 31, 2022	36,889,862
Shares re-purchased	(2,274,746)
Shares outstanding at December 31, 2022	34,615,116
Shares issued on option exercise	589
Shares re-purchased	(1,328,650)
Shares issued and outstanding at June 30, 2023	33,287,055
On May 5, 2023, the Company completed a 1-for-10 reverse stock split of the Company’s common stock. As a result of the reverse stock split, every ten of the Company’s issued shares of common stock were automatically combined into one issued share of common stock, without any change to the par value per share. All share and per share numbers have been adjusted to reflect the reverse stock split. The Company’s outstanding options were also proportionately adjusted as a result of the reverse stock split to increase the exercise price and reduce the number of shares issuable upon exercise.
During the year ended December 31, 2022, the Company implemented a share re-purchase program (the “2022 Program”) through the facilities of the Toronto Stock Exchange (“TSX”) and eligible alternative trading platforms in Canada. Under the 2022 Program, the Company was able to purchase at prevailing market prices up to 3,603,396 shares of Common Stock, representing approximately 10% of the issued and outstanding shares of Common Stock as of August 22, 2022. The 2022 Program expired in May 2023 when 10% share maximum was reached.

During the three and six months ended June 30, 2023, the Company re-purchased 20,439 and 1,328,650 shares at a weighted average price of $5.27 and $8.15 per share, respectively (three and six months ended June 30, 2022 - nil). As of June 30, 2023, all 3,603,396 shares held as treasury stock were canceled.

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the six months ended June 30, 2023:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2022	3,152,823	656,186	1,730,286	11.52
Granted	1,504,546	46,290	407,627	8.59
Exercised	(1,523,408)	—	(589)	7.93
Forfeited	(21,574)	—	(22,336)	5.79
Expired	—	—	(129,943)	24.87
Balance, June 30, 2023	3,112,387	702,476	1,985,045	10.11

For the three and six months ended June 30, 2023, there was $0.3 million and $1.8 million of stock-based compensation expense, respectively. For the three and six months ended June 30, 2022, stock-based compensation expense was $2.0 million and $6.5 million, respectively.

As at June 30, 2023, there was $10.5 million (December 31, 2022 - $10.5 million) of unrecognized compensation costs related to unvested PSUs and stock options, which are expected to be recognized over a weighted-average period of 1.9 years. During the six months ended June 30, 2023, the Company paid out $15.1 million for PSUs vested on December 31, 2022 (six months ended June 30, 2022 - $2.4 million for PSUs vested on December 31, 2021).

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

Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average number of common shares outstanding	33,299,505	36,857,138	33,872,270	36,798,229
Shares issuable pursuant to stock options	—	1,180,686	—	1,235,124
Shares assumed to be purchased from proceeds of stock options	—	(614,464)	—	(735,584)
Weighted average number of diluted common shares outstanding	33,299,505	37,423,360	33,872,270	37,297,769

For the three and six months ended June 30, 2023, all options, on a weighted average basis (three and six months ended June 30, 2022, 609,291 and 573,843 options, respectively), were excluded from the diluted (loss) income per share calculation as the options were anti-dilutive.

6. Revenue

The Company’s revenues are generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla (Colombia sales) or Oriente (Ecuador sales) crude differentials, quality and transportation discounts and premiums each month. For the three and six months ended June 30, 2023, 100% of the Company’s revenue resulted from oil sales (three and six months ended June 30, 2022 - 100%). During the three and six months ended June 30, 2023, quality and transportation discounts were 18% and 20% of the average ICE Brent price (three and six months ended June 30, 2022 - 12%), respectively. The increase in quality and transportation discounts were primarily a result of higher Vasconia and Castilla discounts.

During the three months ended June 30, 2023, the Company’s production was sold primarily to one major customer in Colombia, representing 98% of the total sales volumes (three months ended June 30, 2022 - two customers, representing 55% and 44% of the total sales volumes).

During the six months ended June 30, 2023, the Company’s production was sold primarily to one major customer in Colombia, representing 98% of the total sales volumes (six months ended June 30, 2022 - two customers, representing 56% and 43% of the total sales volumes).

As at June 30, 2023, accounts receivable included nil of accrued sales revenue related to June 2023 production (December 31, 2022 - nil related to December 2022 production).

7. Taxes

The Company’s effective tax rate was 145% for the six months ended June 30, 2023, compared to 54% in the comparative period of 2022. Current income tax expense was $37.4 million for the six months ended June 30, 2023, compared to $46.3 million in the corresponding period of 2022, primarily due to a decrease in taxable income.

The deferred income tax expense for the six months ended June 30, 2023, was $29.3 million primarily as a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

The deferred income tax expense in the comparative period of 2022 was $32.0 million as the result of tax depreciation being higher compared to accounting depreciation in Colombia.

For the six months ended June 30, 2023, the difference between the effective tax rate of 145% and the 50% Colombian tax rate was primarily due to an increase in non-deductible foreign exchange adjustments, the impact of foreign taxes, non-deductible royalties in Colombia and non-deductible stock-based compensation. These were partially offset by a decrease in valuation allowance.

For the six months ended June 30, 2022, the difference between the effective tax rate of 54% and the 35% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, foreign translation adjustments, increase in the valuation allowance, non-deductible third-party royalties in Colombia and non-deductible stock-based compensation.

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

Letters of credit and other credit support

At June 30, 2023, the Company had provided letters of credit and other credit support totaling $109.4 million (December 31, 2022 - $111.1 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements.

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

At June 30, 2023, the Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other long-term assets, accounts payable and accrued liabilities, long-term debt and other long-term liabilities. The Company uses appropriate valuation techniques based on the available information to measure the fair values of assets and liabilities.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of June 30, 2023, and December 31, 2022:

(Thousands of U.S. Dollars)	As at June 30, 2023	As at December 31, 2022
Level 1
Assets
Prepaid equity forward (“PEF”) - current (1)	$4,898	$5,981
PEF - long-term(2)	—	9,975
	$4,898	$15,956

Liabilities
6.25% Senior Notes	$233,502	$243,801
7.75% Senior Notes	227,321	241,455
	$460,823	$485,256
Level 2
Assets
Restricted cash and cash equivalents - long-term(2)	$6,504	$5,343
(1) The current portion of PEF is included in the other current assets on the Company’s balance sheet
(2) The long-term portion of restricted cash and PEF is included in the other long-term assets on the Company’s balance sheet

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

PEF

To reduce the Company’s exposure to changes in the trading price of the Company’s common shares on outstanding PSUs and DSUs, the Company entered into a PEF. At the end of the term, the counterparty will pay the Company an amount equivalent to the notional amount of the shares using the price of the Company’s common shares at the valuation date. The Company has the discretion to increase or decrease the notional amount of the PEF or terminate the agreement early. As at June 30, 2023, the Company’s PEF had a notional amount of 1.0 million shares with a fair value of $4.9 million (As at December 31, 2022 - 1.6 million shares with a fair value of $16.0 million). During the three and six months ended June 30, 2023, the Company recorded a $4.1 million and $5.8 million loss, respectively, on the PEF in general and administrative expenses (three and six months ended June 30, 2022 - $5.2 million loss and $2.7 million gain, respectively). The fair value of the PEF asset was estimated using the Company’s share price quoted in active markets at the end of each reporting period.

Senior Notes

Financial instruments not recorded at fair value at June 30, 2023, were the Senior Notes (Note 4).

At June 30, 2023, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $268.9 million and $293.9 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $233.5 million and $227.3 million, respectively.

During the three and six months ended June 30, 2023, the Company did not incur any gains or losses related to derivatives (three and six months ended June 30, 2022 - $5.2 million and $26.6 million, respective loss related to commodity price derivatives).

10. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

	As at June 30,		As at December 31,
(Thousands of U.S. Dollars)	2023	2022	2022	2021
Cash and cash equivalents	$68,529	$108,558	$126,873	$26,109
Restricted cash and cash equivalents - current	1,142	1,142	1,142	392
Restricted cash and cash equivalents - long-term (1)	6,504	4,827	5,343	4,903
	$76,175	$114,527	$133,358	$31,404
(1) Included in other long-term assets on the Company’s balance sheet

Net changes in assets and liabilities from operating activities were as follows:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2023	2022
Accounts receivable and other long-term assets	$3,898	$2,356
Derivatives	—	4,254
PEF	11,887	(11,215)
Prepaids & Inventory	(3,035)	(3,811)
Accounts payable and accrued and other long-term liabilities	(3,383)	8,264
Taxes receivable and payable	(35,203)	56,481
Net changes in assets and liabilities from operating activities	$(25,836)	$56,329

Changes in non-cash investing working capital for the six months ended June 30, 2023, were comprised of an increase in accounts payable and accrued liabilities of $9.1 million (six months ended June 30, 2022, an increase in accounts payable and accrued liabilities of $11.2 million and an increase in accounts receivable of $0.2 million).

The following table provides additional supplemental cash flow disclosures:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2023	2022
Cash paid for income taxes	$71,457	$20,468
Cash paid for interest	$20,406	$21,975

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$64,206	$41,106

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements” as set out in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Items 7 and 8, respectively, of our 2022 Annual Report on Form 10-K. Please see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding the identification of and risks relating to forward-looking statements and the risk factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as Part I, Item 1A “Risk Factors” in our 2022 Annual Report on Form 10-K. On May 5, 2023, the Company completed 1-for-10 reverse stock split of the Company’s common stock. As a result of the reverse stock split, every ten of the Company’s issued shares of common stock were automatically combined into one issued share of common stock, without any change to the par value per share. All share and per share data included in this quarterly report have been retroactively adjusted to reflect the reverse stock split.

Financial and Operational Highlights

Key Highlights for the second quarter of 2023
•Net loss in the second quarter of 2023 was $10.8 million or $(0.33) per share basic and diluted, compared to a net income of $53.0 million or $1.44 per share basic and $1.42 per share diluted in the second quarter of 2022
•Income before income taxes in the second quarter of 2023 was $22.9 million compared to an income before income taxes of $91.6 million in the second quarter of 2022
•During the second quarter of 2023, we re-purchased 20,439 of our common shares at a weighted average price of $5.27 per share
•Funds flow from operations(2) decreased by 49% to $53.1 million compared to the second quarter of 2022 and decreased by 12% from $60.0 million in the prior quarter. During the quarter, funds flow was reduced by $12.8 million of realized foreign exchange loss primarily associated with the payment of income taxes in the second quarter
•NAR production for the second quarter of 2023 increased by 17% to 27,204 BOPD, compared to 23,215 BOPD in the second quarter of 2022 and increased by 7% from the first quarter of 2023
•Sales volumes for the second quarter of 2023 increased by 19% to 27,271 BOPD, compared to 22,847 BOPD in the second quarter of 2022 and increased by 8% from the first quarter of 2023
•Oil sales were $157.9 million, 23% lower compared to the second quarter of 2022, primarily due to a 31% decrease in Brent price, an increase of 8% in the quality and transportation discounts and offset by 19% higher sales volumes. Oil sales increased by 10% from $144.2 million in the first quarter of 2023 due to a 8% higher sales volumes and lower quality and transportation discounts
•Operating expenses increased by 23% to $48.5 million or by $0.54 per bbl to $19.54 per bbl when compared to the second quarter of 2022, primarily as a result of higher lifting costs offset by lower workover activities. Operating expenses increased from $41.4 million or $18.26 per bbl in the prior quarter, primarily due to higher lifting costs
•Transportation expenses per bbl increased by $0.28 in the second quarter of 2023 due to higher transportation tariffs affecting Acordionero sales, utilization of new transportation routes for new exploration wells and Ecuador sales when compared to the second quarter of 2022 and increased $0.14 from the first quarter of 2023 due to higher trucking costs resulting from utilization longer distance delivery points and depreciation of U.S. dollar against the Colombian peso
•Operating netback(2) decreased to $105.7 million compared to $163.8 million in the second quarter of 2022 and increased from $99.8 million in the prior quarter
•Adjusted EBITDA(2) decreased to $84.5 million compared to $140.1 million in the second quarter of 2022 and decreased from $88.7 million in the prior quarter. During the quarter, Adjusted EBITDA was reduced by $12.8 million due to realized foreign exchange loss primarily associated with the payment of income taxes in the second quarter
•Quality and transportation discounts for the second quarter of 2023 increased to $14.10 per bbl compared to $13.00 per bbl in the second quarter of 2022, primarily as a result of the widening of the Castilla and Vasconia differentials and decreased from $18.45 per bbl in the prior quarter
•General and administrative (“G&A”) expenses before stock-based compensation increased by 22% compared to the second quarter of 2022 due to higher costs attributed to optimization projects and decreased by 15% from the first quarter of 2023
•Capital additions for the second quarter of 2023 were $65.6 million, an increase of 1% compared to the second quarter of 2022, and decreased 8% from the first quarter of 2023 due to the acceleration of the 2023 drilling program in the first quarter of 2023

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
	2023	2022	% Change	2023	2023	2022	% Change
Average Daily Volumes (BOPD)
Consolidated
Working Interest (“WI”) Production Before Royalties	33,719	30,607	10	31,611	32,671	29,988	9
Royalties	(6,515)	(7,392)	(12)	(6,085)	(6,301)	(6,962)	(9)
Production NAR	27,204	23,215	17	25,526	26,370	23,026	15
Decrease (Increase) in Inventory	67	(368)	(118)	(355)	(143)	(236)	39
Sales(1)	27,271	22,847	19	25,171	26,227	22,790	15

Net (Loss) Income	$(10,825)	$52,972	(120)	$(9,700)	$(20,525)	$67,091	(131)

Operating Netback
Oil Sales	$157,902	$205,785	(23)	$144,190	$302,092	$380,354	(21)
Operating Expenses	(48,491)	(39,494)	23	(41,369)	(89,860)	(74,429)	21
Transportation Expenses	(3,691)	(2,513)	47	(3,066)	(6,757)	(5,347)	26
Operating Netback(2)	$105,720	$163,778	(35)	$99,755	$205,475	$300,578	(32)

G&A Expenses Before Stock-Based Compensation	$9,549	$7,847	22	$11,196	$20,745	$15,626	33
G&A Stock-Based Compensation Expense	317	1,989	(84)	1,500	1,817	6,546	(72)
G&A Expenses, Including Stock-Based Compensation	$9,866	$9,836	—	$12,696	$22,562	$22,172	2

Adjusted EBITDA(2)	$84,522	$140,113	(40)	$88,677	$173,199	$259,491	(33)

Funds Flow From Operations(2)	$53,106	$103,625	(49)	$60,016	$113,122	$190,935	(41)

Capital Expenditures	$65,565	$65,199	1	$71,062	$136,627	$106,682	28
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

EBITDA, as presented, is defined as net (loss) income adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense and income tax expense. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, stock-based compensation expense or recovery, unrealized derivative instruments gain or loss and other gain. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net (loss) income to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2023	2022	2023	2023	2022
Net (loss) income	$(10,825)	$52,972	$(9,700)	$(20,525)	$67,091
Adjustments to reconcile net (loss) income to EBITDA and Adjusted EBITDA
DD&A expenses	56,209	42,216	51,721	107,930	83,179
Interest expense	12,678	12,194	11,836	24,514	24,322
Income tax expense	33,732	38,666	32,883	66,615	78,206
EBITDA (non-GAAP)	$91,794	$146,048	$86,740	$178,534	$252,798
Non-cash lease expense	1,109	747	1,144	2,253	1,158
Lease payments	(636)	(388)	(606)	(1,242)	(732)
Unrealized foreign exchange (gain) loss	(8,062)	4,341	514	(7,548)	(498)
Stock-based compensation expense	317	1,989	1,500	1,817	6,546
Unrealized derivative instruments (gain) loss	—	(12,624)	—	—	219
Other gain	—	—	(615)	(615)	—
Adjusted EBITDA (non-GAAP)	$84,522	$140,113	$88,677	$173,199	$259,491

Funds flow from operations, as presented, is defined as net (loss) income adjusted for DD&A expenses, deferred income tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, derivative instruments gain or loss, cash settlement on derivative instruments and other gain. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net (loss) income to funds flow from operations is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2023	2022	2023	2023	2022
Net (loss) income	$(10,825)	$52,972	$(9,700)	$(20,525)	$67,091
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	56,209	42,216	51,721	107,930	83,179
Deferred income tax expense	13,975	13,241	15,277	29,252	31,954
Stock-based compensation expense	317	1,989	1,500	1,817	6,546
Amortization of debt issuance costs	1,019	1,131	781	1,800	2,018
Non-cash lease expense	1,109	747	1,144	2,253	1,158
Lease payments	(636)	(388)	(606)	(1,242)	(732)
Unrealized foreign exchange (gain) loss	(8,062)	4,341	514	(7,548)	(498)
Derivative instruments loss	—	5,172	—	—	26,611
Cash settlements on derivative instruments	—	(17,796)	—	—	(26,392)
Other gain	—	—	(615)	(615)	—
Funds flow from operations (non-GAAP)	$53,106	$103,625	$60,016	$113,122	$190,935

Additional Operational Results

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2023	2022	% Change	2023	2023	2022	% Change
Oil sales	$157,902	$205,785	(23)	$144,190	$302,092	$380,354	(21)
Operating expenses	48,491	39,494	23	41,369	89,860	74,429	21
Transportation expenses	3,691	2,513	47	3,066	6,757	5,347	26
Operating netback(1)	105,720	163,778	(35)	99,755	205,475	300,578	(32)

DD&A expenses	56,209	42,216	33	51,721	107,930	83,179	30
G&A expenses before stock-based compensation	9,549	7,847	22	11,196	20,745	15,626	33
G&A stock-based compensation expense	317	1,989	(84)	1,500	1,817	6,546	(72)
Foreign exchange loss (gain)	4,707	2,722	73	1,702	6,409	(1,003)	739
Derivative instruments loss	—	5,172	(100)	—	—	26,611	(100)
Other gain	—	—	—	(615)	(615)	—	100
Interest expense	12,678	12,194	4	11,836	24,514	24,322	1
	83,460	72,140	16	77,340	160,800	155,281	4

Interest income	647	—	100	768	1,415	—	100

Income before income taxes	22,907	91,638	(75)	23,183	46,090	145,297	(68)

Current income tax expense	19,757	25,425	(22)	17,606	37,363	46,252	(19)
Deferred income tax expense	13,975	13,241	6	15,277	29,252	31,954	(8)
	33,732	38,666	(13)	32,883	66,615	78,206	(15)
Net (loss) income	$(10,825)	$52,972	(120)	$(9,700)	$(20,525)	$67,091	(131)

Sales Volumes (NAR)
Total sales volumes, BOPD	27,271	22,847	19	25,171	26,227	22,790	15

Brent Price per bbl	$77.73	$111.98	(31)	$82.10	$79.91	$104.94	(24)

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$63.63	$98.98	(36)	$63.65	$63.64	$92.21	(31)
Operating expenses	19.54	19.00	3	18.26	18.93	18.04	5
Transportation expenses	1.49	1.21	23	1.35	1.42	1.30	9
Operating netback(1)	42.60	78.77	(46)	44.04	43.29	72.87	(41)

DD&A expenses	22.65	20.31	12	22.83	22.74	20.17	13
G&A expenses before stock-based compensation	3.85	3.77	2	4.94	4.37	3.79	15
G&A stock-based compensation expense	0.13	0.96	(86)	0.66	0.38	1.59	(76)
Foreign exchange loss (gain)	1.90	1.31	45	0.75	1.35	(0.24)	663
Derivative instruments loss	—	2.49	(100)	—	—	6.45	(100)

Other gain	—	—	—	(0.27)	(0.13)	—	100
Interest expense	5.11	5.87	(13)	5.22	5.16	5.90	(13)
	33.64	34.71	(3)	34.13	33.87	37.66	(10)

Interest income	0.26	—	100	0.34	0.30	—	100

Income before income taxes	9.22	44.06	(79)	10.25	9.72	35.21	(72)

Current income tax expense	7.96	12.23	(35)	7.77	7.87	11.21	(30)
Deferred income tax expense	5.63	6.37	(12)	6.74	6.16	7.75	(21)
	13.59	18.60	(27)	14.51	14.03	18.96	(26)
Net (loss) income	$(4.37)	$25.46	(117)	$(4.26)	$(4.31)	$16.25	(127)

(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2023	2022	2023	2023	2022
Average Daily Volumes (BOPD)
WI Production Before Royalties	33,719	30,607	31,611	32,671	29,988
Royalties	(6,515)	(7,392)	(6,085)	(6,301)	(6,962)
Production NAR	27,204	23,215	25,526	26,370	23,026
Decrease (Increase) in Inventory	67	(368)	(355)	(143)	(236)
Sales	27,271	22,847	25,171	26,227	22,790

Royalties, % of WI Production Before Royalties	19%	24%	19%	19%	23%

Oil production NAR for the three and six months ended June 30, 2023, increased by 17% and 15%, respectively, compared to the corresponding periods of 2022 due to successful drilling and workover campaigns in Acordionero, Costayaco and Moqueta fields in Colombia.

Oil production NAR increased by 7% compared to the prior quarter for the same reasons mentioned above.

Royalties as a percentage of WI production for the three and six months ended June 30, 2023, decreased by 19% compared to the corresponding periods of 2022 commensurate with the decrease in benchmark oil prices and the price sensitive royalty regime in Colombia. Royalties as a percentage of WI production were comparable to the prior quarter.

WI Production Before Royalties
40,000
30,000
20,000
10,000
—
Average Daily Volumes (BOPD)
30%
28%
25%
23%
20%
18%
Royalties as a % of Production
30,607
30,391
32,595
31,611
33,719
24%
23%
21%
19%
19%
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Gross Production
Royalties as a % of Production

WI Production By Block, Year-to-Date June 30, 2023
Other, 21%
Midas, 55%
Chaza, 24%
Midas
Chaza
Other

The Midas block includes the Acordionero, Chuira, and Ayombero oil fields, and the Chaza block includes the Costayaco and Moqueta oil fields.

Realized price per bbl for the three and six months ended June 30, 2023, decreased by 36% and 31%, respectively, compared to the corresponding periods of 2022, primarily as a result of a 31% and 24% decrease in Brent price and higher differentials. For the three and six months ended June 30, 2023, Castilla differentials increased to $9.41 and $12.29 per bbl from $7.82 and $7.10 per bbl, respectively, in the corresponding periods of 2022 and Vasconia differentials increased to $5.53 and $6.70 per bbl from $5.09 and $4.35 per bbl, respectively, in the corresponding periods of 2022. Compared to the prior quarter, the average realized price per bbl was comparable.

Brent and Discounts
$120.00
$90.00
$60.00
$30.00
$0.00
$32.00
$24.00
$16.00
$8.00
$—
$ / BBL
$ / BBL
$111.98
$97.70
$88.63
$82.10
$77.73
$7.82
$9.15
$15.91
$15.17
$9.41
$5.09
$3.77
$7.52
$7.87
$5.53
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Brent
Castilla
Vasconia

Oil sales for the three and six months ended June 30, 2023, decreased by 23% and 21% to $157.9 million and $302.1 million, respectively, compared to the corresponding periods of 2022 due to a 31% and 24% decrease in Brent price and higher Castilla and Vasconia differentials. During the first quarter of 2023, we commenced oil sales in Ecuador, which contributed $1.8 million and $4.8 million to oil sales and were subject to a $11.43 and $12.43 per bbl Oriente differential for the three and six months ended June 30, 2023, respectively.

Compared to the prior quarter, oil sales increased by 10%, primarily as a result of an 8% increase in sales volumes and the narrowing of quality and transportation differentials, partially offset by a 5% decrease in Brent price.

The following table shows the effect of changes in realized price and sale volumes on our oil sales for the three and six months ended June 30, 2023, compared to the prior quarter and the corresponding periods of 2022:

(Thousands of U.S. Dollars)	Second Quarter 2023 Compared with First Quarter 2023	Second Quarter 2023 Compared with Second Quarter 2022	Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Oil sales for the comparative period	$144,190	$205,785	$380,354
Realized sales price decrease effect	(56)	(87,731)	(135,636)
Sales volumes increase effect	13,768	39,848	57,374
Oil sales for the three and six months ended June 30, 2023	$157,902	$157,902	$302,092

Operating Netback

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2023	2022	2023	2023	2022
Oil Sales	$157,902	$205,785	$144,190	$302,092	$380,354
Transportation Expenses	(3,691)	(2,513)	(3,066)	(6,757)	(5,347)
	154,211	203,272	141,124	295,335	375,007
Operating Expenses	(48,491)	(39,494)	(41,369)	(89,860)	(74,429)
Operating Netback(1)	$105,720	$163,778	$99,755	$205,475	$300,578

(U.S. Dollars Per bbl Sales Volumes NAR)
Brent	$77.73	$111.98	$82.10	$79.91	$104.94
Quality and Transportation Discounts	(14.10)	(13.00)	(18.45)	(16.27)	(12.73)
Average Realized Price	63.63	98.98	63.65	63.64	92.21
Transportation Expenses	(1.49)	(1.21)	(1.35)	(1.42)	(1.30)
Average Realized Price Net of Transportation Expenses	62.14	97.77	62.30	62.22	90.91
Operating Expenses	(19.54)	(19.00)	(18.26)	(18.93)	(18.04)
Operating Netback(1)	$42.60	$78.77	$44.04	$43.29	$72.87
(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition of this measure.

Change in Operating Netback by Component
Q2 2022 vs. Q2 2023
$100.00
$75.00
$50.00
$25.00
$0.00
$ / BBL
$125.00
$100.00
$75.00
$50.00
$25.00
$—
Brent Price
$111.98
$78.77
$(35.35)
$(0.28)
$(0.54)
$77.73
$42.60
Q2 2022 Netback
Revenue
Transportation Expenses
Operating Expenses
Q2 2023 Netback

Quality and Transportation Discounts & Transportation Expenses
$ / BBL
$20.00
$10.00
$0.00
$14.21
$1.21
$13.00
$14.49
$1.12
$13.37
$20.77
$1.03
$19.74
$19.80
$1.35
$18.45
$15.59
$1.49
$14.10
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Total Transportation Expenses and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

Operating expenses for the three months ended June 30, 2023, increased by 23% to $48.5 million or by $0.54 per bbl to $19.54 per bbl, compared to the corresponding period of 2022, primarily as a result of $1.94 per bbl higher lifting costs associated with environmental activities and equipment rental in Ecuador, partially offset by $1.40 per bbl of lower workovers.

Operating expenses for the six months ended June 30, 2023, increased by 21% to $89.9 million or by $0.89 per bbl to $18.93 per bbl, compared to the corresponding period of 2022, primarily as a result of $1.62 higher lifting costs associated with environmental activities, equipment rental in Ecuador and water injection equipment mobilization, offset by $0.73 per bbl lower workovers.

Compared to the prior quarter, operating expenses increased by 17% or $1.28 per bbl from $41.4 million or $18.26 per bbl, primarily due to $1.35 per bbl higher lifting costs attributed to road maintenance and environmental activities, partially offset by $0.07 per bbl lower workovers.

Transportation expenses

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia and Ecuador using each option for the three and six months ended June 30, 2023, and 2022, and the prior quarter:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2023	2022	2023	2023	2022
Volume transported through pipeline	1%	—%	2%	2%	—%
Volume sold at wellhead	46%	48%	45%	46%	48%
Volume transported via truck to sales point	53%	52%	53%	52%	52%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of a lower realized price, offset by lower transportation expenses.

Transportation expenses for the three and six months ended June 30, 2023, increased by 47% and 26% to $3.7 million and $6.8 million, respectively, compared to the corresponding periods of 2022 due to higher transportation tariffs affecting Acordionero sales, and the utilization of new transportation routes for new exploration wells in Colombia and Ecuador sales.

On a per bbl basis, transportation expenses increased by 23% and 9% to $1.49 and $1.42 for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods of 2022 for the same reason mentioned above.

Transportation expenses increased by 20% from $3.1 million in the prior quarter due to increased trucking costs from using longer distance delivery points and depreciation of U.S. dollar against the Colombian peso. On a per bbl basis transportation costs increased by $0.14 from the prior quarter for the same reasons mentioned above.

Transportation Expenses
$4.0
$3.0
$2.0
$1.0
$—
$ Million
$1.80
$1.50
$1.20
$0.90
$0.60
$ / BBL
$2.5
$2.4
$2.4
$3.1
$3.7
$1.21
$1.12
$1.03
$1.35
$1.49
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Transportation Expense
Transportation Expenses ($/BBL)

DD&A Expenses

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2023	2022	2023	2023	2022
DD&A Expenses, thousands of U.S. Dollars	$56,209	$42,216	$51,721	$107,930	$83,179
DD&A Expenses, U.S. Dollars per bbl	22.65	20.31	22.83	22.74	20.17

DD&A expenses for the three and six months ended June 30, 2023, increased by 33% and 30% or by $2.34 and $2.57 per bbl, respectively, due to increased production and higher costs in the depletable base compared to the corresponding periods of 2022.

DD&A expenses increased 9% compared to the prior quarter and decreased by $0.18 per bbl when compared to the prior quarter, due to higher production.

G&A Expenses

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2023	2022	% Change	2023	2023	2022	% Change
G&A Expenses Before Stock-Based Compensation	$9,549	$7,847	22	$11,196	$20,745	$15,626	33
G&A Stock-Based Compensation Expense	317	1,989	(84)	1,500	1,817	6,546	(72)
G&A Expenses, Including Stock-Based Compensation	$9,866	$9,836	—	$12,696	$22,562	$22,172	2
(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses Before Stock-Based Compensation	$3.85	$3.77	2	$4.94	$4.37	$3.79	15
G&A Stock-Based Compensation Expense	0.13	0.96	(86)	0.66	0.38	1.59	(76)
G&A Expenses, Including Stock-Based Compensation	$3.98	$4.73	(16)	$5.60	$4.75	$5.38	(12)

For the three and six months ended June 30, 2023, G&A expenses before stock-based compensation increased by 22% and 33% to $9.5 million and $20.7 million, respectively, due to higher consulting costs and legal fees attributed to optimization projects when compared to the corresponding periods of 2022. On a per bbl basis, G&A expenses before stock-based compensation increased by $0.08 and $0.58 per bbl to $3.85 and $4.37 per bbl, respectively, for the same reason mentioned above.

G&A expenses after stock-based compensation for the three months ended June 30, 2023 were comparable to the corresponding period of 2022 and decreased by $0.75 per bbl due to a lower share price and higher sales volumes in the current quarter.

G&A expenses after stock-based compensation for the six months ended June 30, 2023, increased by 2% per bbl due to higher G&A expenses before stock-based compensation offset by a lower share price and decreased by $0.63 per bbl due to higher sales volumes when compared to the corresponding period of 2022.

Compared to the prior quarter, G&A expenses before stock-based compensation decreased by 15% or $1.09 on a per bbl basis due to lower legal and information technology costs, partially offset by higher consulting fees attributed to optimization projects.

Compared to the prior quarter, G&A expenses after stock-based compensation decreased by 22% or $1.62 on a per bbl basis due to lower G&A expenses before stock-based compensation and a lower share price in the second quarter of 2023.

G&A Expenses Before Stock-Based Compensation
$12.5
$10.0
$7.5
$5.0
$2.5
$ Millions
$10.00
$7.50
$5.00
$2.50
$ / BBL
$7.8
$8.3
$8.0
$11.2
$9.5
$3.77
$3.83
$3.39
$4.94
$3.85
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
G&A Expenses Before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/BBL)

Foreign Exchange Gains and Losses

For the three and six months ended June 30, 2023, we had a $4.7 million and $6.4 million loss on foreign exchange, compared to a $2.7 million loss and a $1.0 million gain in the corresponding periods of 2022, respectively, and a $1.7 million loss in the prior quarter. Accounts receivable, taxes receivable, deferred income taxes, accounts payable, and prepaid equity forward (“PEF”) are considered monetary items and require translation from local currencies to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange gains and losses in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in the U.S. dollar against the Colombian peso	weakened by	strengthened by	weakened by	strengthened by
	9%	10%	13%	4%
Change in the U.S. dollar against the Canadian dollar	weakened by	strengthened by	weakened by	strengthened by
	2%	3%	2%	2%

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2023	2022	2023	2022
Income before income tax	$22,907	$91,638	$46,090	$145,297

Current income tax expense	$19,757	$25,425	$37,363	$46,252
Deferred income tax expense	13,975	13,241	29,252	31,954
Income tax expense	$33,732	$38,666	$66,615	$78,206

Effective tax rate	147%	42%	145%	54%

Current income tax expense was $37.4 million for the six months ended June 30, 2023, compared to $46.3 million in the corresponding period in 2022, primarily due to a decrease in taxable income.

The deferred income tax expense for the six months ended June 30, 2023, was $29.3 million primarily as a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the six months ended June 30, 2023, the difference between the effective tax rate of 145% and the 50% Colombian tax rate was primarily due to an increase in non-deductible foreign exchange adjustments, the impact of foreign taxes, non-deductible royalties in Colombia and non-deductible stock-based compensation. These were partially offset by a decrease in valuation allowance.

For the six months ended June 30, 2022, the difference between the effective tax rate of 54% and the 35% Colombian tax rate was primarily due to $26.6 million of hedging loss, $24.3 million of financing cost related to Senior Notes, and $21.5 million of corporate costs, which were incurred in a jurisdictions where no tax benefit is recognized.

Net (Loss) Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Second Quarter 2023 Compared with First Quarter 2023	% change	Second Quarter 2023 Compared with Second Quarter 2022	% change	Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022	% change
Net (loss) income for the comparative period	$(9,700)		$52,972		$67,091
Increase (decrease) due to:
Sales price	(56)		(87,731)		(135,636)
Sales volumes	13,768		39,848		57,374
Expenses:
Operating	(7,122)		(8,997)		(15,431)
Transportation	(625)		(1,178)		(1,410)
Cash G&A	1,647		(1,702)		(5,119)
Net lease payments	(65)		114		585
Interest, net of amortization of debt issuance costs	(604)		(596)		(410)
Realized foreign exchange	(11,581)		(14,388)		(14,462)
Cash settlements on derivative instruments	—		17,796		26,392
Current taxes	(2,151)		5,668		8,889
Interest income	(121)		647		1,415
Net change in funds flow from operations(1) from comparative period	(6,910)		(50,519)		(77,813)
Expenses:
Depletion, depreciation and accretion	(4,488)		(13,993)		(24,751)
Deferred tax	1,302		(734)		2,702
Amortization of debt issuance costs	(238)		112		218
Stock-based compensation	1,183		1,672		4,729
Derivative instruments gain or loss, net of settlements on derivative instruments	—		(12,624)		219
Unrealized foreign exchange	8,576		12,403		7,050
Other gain	(615)		—		615
Net lease payments	65		(114)		(585)
Net change in net (loss) income	(1,125)		(63,797)		(87,616)
Net loss for the current period	$(10,825)	12%	$(10,825)	120%	$(20,525)	131%
(1)Funds flow from operations is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended June 30, 2023, were $65.6 million:

(Millions of U.S. Dollars)	Colombia	Ecuador	Total
Exploration	$3.6	$7.5	$11.1
Development:
Drilling and Completions	38.9	—	38.9
Facilities	9.5	0.8	10.3
Workovers	2.8	—	2.8
Other	2.5	—	2.5
	$57.3	$8.3	$65.6

During the three months ended June 30, 2023, we commenced drilling the following wells in Colombia:

Number of wells (Gross and Net)
Colombia
Development	4.0
Service	3.0
7.0

We spud four development and three water injection wells, of which two were in Midas Block and five in Chaza Block. Of the development wells spud during the quarter, three were completed, and one was in-progress as of June 30, 2023. During the three months ended June 30, 2023, we have not spud any wells in Ecuador.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	June 30, 2023	% Change	December 31, 2022
Cash and Cash Equivalents	$68,529	(46)	$126,873

6.25% Senior Notes	$271,909	(3)	$279,909

7.75% Senior Notes	$300,000	—	$300,000

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

At June 30, 2023, we had a credit facility with a market lender in the global commodities industry. The credit facility has a borrowing base of up to $150 million, with $100 million readily available at June 30, 2023, and a potential option for an additional $50 million of borrowings upon mutual agreement by the lender and us. The credit facility bears interest based on a risk-free rate posted by the Federal Reserve Bank of New York plus a margin of 6.00% and a credit-adjusted spread of 0.26%. Undrawn amounts under the credit facility bear interest at 2.10% per annum, based on the amount available. The credit facility is secured by our Colombian assets and economic rights. It has a final maturity date of August 15, 2024, which may be extended to February 18, 2025, upon the satisfaction of certain conditions. The availability period for the draws under the credit facility expires on August 20, 2023. As of June 30, 2023, the credit facility remained undrawn.

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

At June 30, 2023, we had a $271.9 million aggregate principal amount of 6.25% Senior Notes due 2025 and a $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 outstanding.

During the three and six months ended June 30, 2023, we re-purchased in the open market nil and $8.0 million, respectively, of 6.25% Senior Notes for cash consideration of $6.8 million. The re-purchase resulted in a $1.1 million gain, which included the write-off of deferred financing fees of $0.1 million. The re-purchased 6.25% Senior Notes were not canceled and held by the Company as treasury bonds as of June 30, 2023.

During the year ended December 31, 2022, we implemented a share re-purchase program (the “2022 Program”) through the facilities of the Toronto Stock Exchange (“TSX”) and eligible alternative trading platforms in Canada. Under the 2022 Program, we were able to purchase at prevailing market prices up to 3,603,396 shares of Common Stock, representing approximately 10% of the issued and outstanding shares of Common Stock as of August 22, 2022. Re-purchases are subject to prevailing market conditions, the trading price of our Common Stock, our financial performance and other conditions. The 2022 Program has expired when 10% share maximum was reached in May 2023.

During the three and six months ended June 30, 2023, we re-purchased 20,439 and 1,328,650 shares at a weighted average price of $5.27 and $8.15 per share (three and six months ended June 30, 2022 - nil). As of June 30, 2023, all 3,603,396 shares held as treasury stock, were cancelled.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2023	2022
Sources of cash and cash equivalents:
Net (loss) income	$(20,525)	$67,091
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	107,930	83,179
Interest expense	24,514	24,322
Income tax expense	66,615	78,206
Other loss	—	—
Non-cash lease expenses	2,253	1,158
Lease payments	(1,242)	(732)
Unrealized foreign exchange gain	(7,548)	(498)
Stock-based compensation expense	1,817	6,546
Unrealized derivative instruments loss	—	219
Other gain	(615)	—
Adjusted EBITDA(1)	173,199	259,491
Current income tax expense	(37,363)	(46,252)
Contractual interest and other financing expenses	(22,714)	(22,304)
Funds flow from operations(1)	113,122	190,935
Proceeds from exercise of stock options	5	1,285
Net changes in assets and liabilities from operating activities	—	56,329
Foreign exchange gain on cash, cash equivalents and restricted cash and cash equivalents	5,759	—
Changes in non-cash investing working capital	9,088	10,964
	127,974	259,513

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(136,627)	(106,682)
Net changes in assets and liabilities from operating activities	(25,836)	—
Repayment of debt	—	(67,525)
Re-purchase of Common Stock	(10,825)	—
Re-purchase of Senior Notes	(6,805)	—
Debt issuance costs	(1,873)	—
Settlement of asset retirement obligations	(156)	(242)
Lease payments	(3,035)	(1,261)
Foreign exchange loss on cash, cash equivalents and restricted cash and cash equivalents	—	(680)
	(185,157)	(176,390)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(57,183)	$83,123

(1) Adjusted EBITDA and funds flow from operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices. Sales volume changes, costs related to operations and debt service also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes. During the three and six months ended June 30, 2023, funds flow from operations decreased by 49% and 41%, respectively, compared to the corresponding periods of 2022, primarily due to a decrease in Brent price, higher quality and transportation discounts, higher operating costs and realized foreign exchange loss.

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

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our credit facility, which bears floating rates of interest. At June 30, 2023, our outstanding balance under the credit facility was nil (December 31, 2022 - nil).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1-30, 2023	—	$—	—	20,439
May 1-31, 2023	20,439	5.27	20,439	—
June 1-30, 2023	—	—	—	—
Total	20,439	$5.27	20,439	—

(1) Including commission fees paid to the broker to re-purchase the Common Stock.

(2) On August 29, 2022, we announced that we intended to implement a share re-purchase program (the “2022 Program”) through the facilities of the TSX and eligible alternative trading platforms in Canada commencing September 1, 2022, and ending on August 31, 2023 or earlier if the 10% share maximum is reached. We were able to purchase for cancellation at prevailing market prices up to 3,603,396 shares of Common Stock, representing approximately 10% of our issued and outstanding shares of Common Stock as of August 22, 2022. The 2022 program expired when the 10% share maximum was reached in May 2023.

Item 5. Other Information

During the three months ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Certificate of Amendment to Certificate of Incorporation of Gran Tierra Energy Inc., effective May 5, 2023	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 5, 2023 (SEC File No. 001-34018).

3.3	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.4	Certificate of Retirement dated July 9, 2018	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 9, 2018 (SEC File No. 001-34018).

3.5	Amendment No.1 to Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2021 (SEC File No. 001-34018).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: August 1, 2023	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2023	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)