Form 10-Q
period 2023-09-30
GRAN TIERRA ENERGY INC.
filed 2023-11-01
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023

or

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

On October 27, 2023, 33,288,305 shares of the registrant’s Common Stock, $0.001 par value, were issued.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2023

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity and those statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “budget,” “objective,” “could,” “should,” or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our operations are located in South America and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events; global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including inflation and changes resulting from a global health crisis, geopolitical events, including the ongoing conflicts in Ukraine and the Gaza region, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC, such as its recent decision (occurred June 2023) to cut production and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a prolonged decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predicts, which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute our business plan and realize expected benefits from current initiatives; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our Common Stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability to comply with financial covenants in our credit agreement and indentures and make borrowings under any credit agreement; and those factors set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2022 Annual Report on Form 10-K (the “2022 Annual Report on Form 10-K”), and in our other filings with the Securities and Exchange Commission (“SEC”) during the current fiscal year. The unprecedented nature of the current volatility in the worldwide economy and oil and gas industry makes it more difficult to predict the accuracy of forward-looking statements. The information included herein (other than in the context of the financial statements) is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC and, except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OIL SALES (Note 6)	$179,921	$168,397	$482,013	$548,751

EXPENSES
Operating	49,367	41,837	139,227	116,266
Transportation	3,842	2,417	10,599	7,764
Depletion, depreciation and accretion (Note 3)	55,019	45,320	162,949	128,499
General and administrative (Note 9)	10,238	8,114	32,800	30,286
Foreign exchange loss	1,717	1,489	8,126	486
Derivative instruments loss (Note 9)	—	—	—	26,611
Other gain (Note 4)	(354)	(2,598)	(969)	(2,598)
Interest expense (Note 4)	13,503	11,421	38,017	35,743
	133,332	108,000	390,749	343,057

INTEREST INCOME	271	—	1,686	—
INCOME BEFORE INCOME TAXES	46,860	60,397	92,950	205,694

INCOME TAX EXPENSE
Current (Note 7)	26,343	16,820	63,706	63,072
Deferred (Note 7)	13,990	4,914	43,242	36,868
	40,333	21,734	106,948	99,940
NET AND COMPREHENSIVE INCOME (LOSS)	$6,527	$38,663	$(13,998)	$105,754

NET INCOME (LOSS) PER SHARE (1)

- BASIC	$0.20	$1.05	$(0.42)	$2.88
- DILUTED	$0.20	$1.04	$(0.42)	$2.84
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 5)	33,287,368	36,730,543	33,675,160	36,775,419
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 5)	33,350,050	37,131,074	33,675,160	37,238,790
(1) Reflects our 1-for-10 reverse stock split that became effective May 5, 2023. See Note 5 in the notes to the condensed consolidated financial statements for further discussion.

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at September 30, 2023	As at December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents (Note 10)	$123,216	$126,873
Restricted cash and cash equivalents (Note 10)	1,142	1,142
Accounts receivable	19,157	10,706
Inventory	25,724	20,192
Other current assets (Note 9)	12,082	9,674
Total Current Assets	181,321	168,587

Oil and Gas Properties
Proved	1,040,254	1,000,424
Unproved	70,253	74,471
Total Oil and Gas Properties	1,110,507	1,074,895
Other capital assets	30,448	26,007
Total Property, Plant and Equipment (Note 3)	1,140,955	1,100,902

Other Long-Term Assets
Deferred tax assets	9,758	22,990
Taxes receivable	46,736	27,796
Other long-term assets (Note 9 and 10)	7,265	15,335
Total Other Long-Term Assets	63,759	66,121
Total Assets	$1,386,035	$1,335,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$176,489	$167,579
Credit facility (Note 4)	49,067	—
Taxes payable	46,398	58,978
Equity compensation award liability (Note 5)	7,794	15,082
Total Current Liabilities	279,748	241,639

Long-Term Liabilities
Long-term debt (Notes 4 and 9)	587,444	589,593
Deferred tax liabilities	35,011	28
Asset retirement obligation	70,712	63,358
Equity compensation award liability (Note 5)	9,525	16,437
Other long-term liabilities	9,055	6,989
Total Long-Term Liabilities	711,747	676,405

Contingencies (Note 8)

Shareholders' Equity (1)
Common Stock (Note 5) (33,288,305 and 36,889,862 issued, 33,288,305 and 34,615,116 outstanding shares of Common Stock, par value $0.001 per share, as at September 30, 2023, and December 31, 2022, respectively)	10,237	10,272
Additional paid-in capital	1,255,044	1,291,354
Treasury Stock (Note 5)	—	(27,317)
Deficit	(870,741)	(856,743)
Total Shareholders’ Equity	394,540	417,566
Total Liabilities and Shareholders’ Equity	$1,386,035	$1,335,610
(1) Reflects our 1-for-10 reverse stock split that became effective May 5, 2023. See Note 5 in the notes to the condensed consolidated financial statements for further discussion.
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net (loss) income	$(13,998)	$105,754
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 3)	162,949	128,499
Deferred tax expense (Note 7)	43,242	36,868
Stock-based compensation expense (Note 5)	3,748	6,376
Amortization of debt issuance costs (Note 4)	3,394	2,769
Unrealized foreign exchange (gain) loss	(7,814)	6,138
Other gain (Note 4)	(969)	(2,598)
Derivative instrument loss (Note 9)	—	26,611
Cash settlement on derivative instruments	—	(26,611)
Cash settlement of asset retirement obligation	(376)	(1,673)
Non-cash lease expenses	3,488	2,009
Lease payments	(1,918)	(1,134)
Net change in assets and liabilities from operating activities (Note 10)	(34,235)	72,838
Net cash provided by operating activities	157,511	355,846

Investing Activities
Additions to property, plant and equipment	(179,707)	(163,717)
Changes in non-cash investing working capital (Note 10)	(11,051)	3,255
Net cash used in investing activities	(190,758)	(160,462)

Financing Activities
Proceeds from debt, net of issuance costs (Note 4)	48,125	—
Repayment of debt	—	(67,623)
Purchase of Senior Notes (Note 4)	(6,805)	(17,274)
Re-purchase of shares of Common Stock (Note 5)	(10,825)	(14,365)
Proceeds from exercise of stock options	8	1,294
Lease payments	(5,101)	(1,991)
Net cash provided by (used in) financing activities	25,402	(99,959)

Foreign exchange gain (loss) on cash, cash equivalents and restricted cash and cash equivalents	5,897	(1,996)

Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(1,948)	93,429
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period (Note 10)	133,358	31,404
Cash and cash equivalents and restricted cash and cash equivalents, end of period (Note 10)	$131,410	$124,833

Supplemental cash flow disclosures (Note 10)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share Capital (1)
Balance, beginning of period	$10,237	$10,272	$10,272	$10,270
Issuance of shares of Common Stock (Note 5)	—	—	—	2
Re-purchase of shares of Common Stock (Note 5)	—	—	(35)	—
Balance, end of period	$10,237	$10,272	$10,237	$10,272

Additional Paid-in Capital
Balance, beginning of period	$1,254,449	$1,290,075	$1,291,354	$1,287,582
Exercise of stock options	3	9	8	1,292
Re-purchase of shares of Common Stock (Note 5)	—	—	(38,107)	—
Stock-based compensation (Note 5)	592	627	1,789	1,837
Balance, end of period	$1,255,044	$1,290,711	$1,255,044	$1,290,711

Treasury Stock
Balance, beginning of period	$—	$—	$(27,317)	$—
Purchase of treasury shares (Note 5)	—	(14,365)	(10,825)	(14,365)
Cancellation of treasury shares (Note 5)	—	—	38,142	—
Balance, end of period	$—	$(14,365)	$—	$(14,365)

Deficit
Balance, beginning of period	$(877,268)	$(928,681)	$(856,743)	$(995,772)
Net income (loss)	6,527	38,663	(13,998)	105,754
Balance, end of period	$(870,741)	$(890,018)	$(870,741)	$(890,018)

Total Shareholders’ Equity	$394,540	$396,600	$394,540	$396,600
(1) Reflects our 1-for-10 reverse stock split that became effective May 5, 2023. See Note 5 in the notes to the condensed consolidated financial statements for further discussion.

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

3. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at September 30, 2023	As at December 31, 2022
Oil and natural gas properties
Proved	$4,812,245	$4,617,804
Unproved	70,253	74,471
	4,882,498	4,692,275
Other(1)	68,954	61,386
	4,951,452	4,753,661
Accumulated depletion, depreciation and impairment	(3,810,497)	(3,652,759)
	$1,140,955	$1,100,902
(1) The “other” category includes right-of-use assets for operating and finance leases of $47.9 million, which had a net book value of $29.3 million as at September 30, 2023 (December 31, 2022 - $38.9 million, which had a net book value of $24.6 million).

On April 11, 2023, the Company and Ecopetrol S.A. renegotiated the terms of the contract for Company’s operatorship of the Suroriente Block ("Suroriente") which was previously scheduled to end in mid-2024. The duration of the contract was extended for 20 years from September 1, 2023 (the “Effective Date”), the date on which the Company satisfied the relevant conditions precedent and regulatory approval was received. The Company continues to be the operator of Suroriente. In connection with the contract extension, the Company paid cash consideration of $6.2 million and provided letters of credit of $123.0 million (Note 8) related to committed capital investments to be made over a three-year period from the Effective Date.

For the three and nine months ended September 30, 2023 and 2022, respectively, the Company had no ceiling test impairment losses. The Company used a 12-month unweighted average of the first-day-of the month Brent price prior to the ending date of the periods September 30, 2023, and 2022 of $83.86 and $94.85 per bbl, respectively, for the purpose of the ceiling test calculations.

4. Debt and Debt Issuance Costs

The Company’s debt as at September 30, 2023, and December 31, 2022, was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2023	As at December 31, 2022
Current
Credit facility	$50,000	$—
Unamortized debt issuance costs	(933)	—
	$49,067	$—

Long-Term
6.25% Senior Notes, due February 2025 (“6.25% Senior Notes”)	$271,909	$279,909
7.75% Senior Notes, due May 2027 (“7.75% Senior Notes”)	300,000	300,000
Unamortized debt issuance costs (1)	(8,334)	(10,992)
	563,575	568,917
Long-term lease obligation(2)	23,869	20,676
	$587,444	$589,593
Total Debt	$636,511	$589,593
(1) As at December 31, 2022, the amount of deferred financing fees included $0.3 million related to the credit facility.
(2)The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $10.0 million as at September 30, 2023 (December 31, 2022 - $4.8 million).

During the three months ended September 30, 2023, the Company, as guarantor, and Gran Tierra Energy Colombia GmbH and and Gran Tierra Operations Colombia GmbH, as borrowers, amended and restated their credit facility with a market leader in the global commodities industry. As part of the restatement, the initial commitment was adjusted from $100 million to $50 million (maintaining the potential option of up to additional $50 million, subject to approval by the lender). Additionally, the availability period for the draws under the amendment to the credit facility was extended until December 31, 2023. The credit facility continues to bear interest based on the secured overnight financing rate posted by the Federal Reserve Bank of New York plus a credit margin of 6.00% and a credit-adjusted spread of 0.26%. Undrawn amounts under the credit facility bear interest at 2.10% per annum, based on the amount available. The credit facility is secured by the Company’s Colombian assets and economic rights and has final maturity date of August 15, 2024. During the three months ended September 30, 2023, the credit facility was drawn by $50 million.

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

As of September 30, 2023, the Company was in compliance with all the above covenants.

Senior Notes

During the nine months ended September 30, 2023, the Company purchased in the open market $8.0 million of 6.25% Senior Notes for cash consideration of $6.8 million. The purchase resulted in a $1.1 million gain, which included the write-off of deferred financing fees of $0.1 million. The purchase gain was recorded in “other gain” in the Company’s condensed consolidated statements of operations. Subsequent to the quarter, the Company cancelled all previously purchased 6.25% Senior Notes. No notes were purchased during the three months ended September 30, 2023.

Subsequent to the quarter, the Company completed exchange offers of $247.1 million of 6.25% Senior Notes and $275.8 million of 7.75% Senior Notes (together with 6.25% Senior Notes, the “Senior Notes”) for $487.6 million newly issued 9.50% Senior Secured Notes due 2029. The exchange consideration for $242.5 million of 6.25% Senior Notes included early participation premium of $80 for each $1,000 aggregate principal amount with the remainder of $4.6 million exchanged at $1,000 and for $274.2 million of 7.75% Senior Notes early participation premium of $20 for each $1,000 aggregate principal amount with remainder of $1.6 million of 7.75% Senior Notes exchanged at $950 for each $1,000 aggregate principal amount. In addition, the Company paid cash consideration of $60.0 million for 6.25% Senior Notes exchanged as part of total consideration to eligible holders on a pro rata basis, for each $1,000 aggregate principal amount tendered and accepted for the early exchange deadline. The settlement date of the exchange offer was on October 20, 2023. The Senior Notes tendered and accepted for exchange, as well as the notes held as treasury bonds, were cancelled.

Interest Expense

The following table presents the total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2023	2022	2023	2022
Contractual interest and other financing expenses	$11,909	$10,670	$34,623	$32,974
Amortization of debt issuance costs	1,594	751	3,394	2,769
	$13,503	$11,421	$38,017	$35,743

5. Share Capital

Shares of Common Stock
Shares issued at December 31, 2022	36,889,862
Shares re-purchased	(2,274,746)
Shares outstanding at December 31, 2022	34,615,116
Shares issued on option exercise	1,839
Shares re-purchased	(1,328,650)
Shares issued and outstanding at September 30, 2023	33,288,305
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

During the three and nine months ended September 30, 2023, the Company re-purchased nil and 1,328,650 shares at a weighted average price of nil and $8.15 per share, respectively (three and nine months ended September 30, 2022 - 1,073,370 shares). As of September 30, 2023, all 3,603,396 shares held as treasury stock were canceled. The 2022 Program expired in May 2023 when 10% share maximum was reached.

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), and stock option activity for the nine months ended September 30, 2023:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2022	3,152,823	656,186	1,730,286	11.52
Granted	1,504,546	89,643	409,435	8.58
Exercised	(1,523,408)	—	(1,839)	4.17
Forfeited	(21,574)	—	(22,336)	5.79
Expired	—	—	(133,880)	25.15
Balance, September 30, 2023	3,112,387	745,829	1,981,666	10.06

For the three and nine months ended September 30, 2023, there was $1.9 million and $3.7 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2022, there was $0.2 million of stock-based compensation recovery and $6.4 million of stock-based compensation expense, respectively.

As at September 30, 2023, there was $11.4 million (December 31, 2022 - $10.5 million) of unrecognized compensation costs related to unvested PSUs and stock options, which are expected to be recognized over a weighted-average period of 1.8 years. During the nine months ended September 30, 2023, the Company paid out $15.1 million for PSUs vested on December 31, 2022 (nine months ended September 30, 2022 - $2.4 million for PSUs vested on December 31, 2021).

Net Income (Loss) per Share

Basic net income or loss per share is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of shares of Common Stock issued and outstanding during each period.

Diluted net income or loss per share is calculated using the treasury stock method for share-based compensation arrangements. The treasury stock method assumes that any proceeds obtained on the exercise of share-based compensation arrangements would be used to purchase shares of Common Stock at the average market price during the period. The weighted average number of shares is then adjusted by the difference between the number of shares issued from the exercise of share-based compensation arrangements and shares re-purchased from the related proceeds. Anti-dilutive shares represent potentially dilutive securities excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.

Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average number of shares of Common Stock outstanding	33,287,368	36,730,543	33,675,160	36,775,419
Shares issuable pursuant to stock options	129,299	1,133,014	—	1,202,431
Shares assumed to be purchased from proceeds of stock options	(66,617)	(732,483)	—	(739,060)
Weighted average number of diluted shares of Common Stock outstanding	33,350,050	37,131,074	33,675,160	37,238,790

For the three and nine months ended September 30, 2023, 1,854,307 of options and all options, respectively, on a weighted average basis (three and nine months ended September 30, 2022, 616,167 and 586,388 options, respectively), were excluded from the diluted income (loss) per share calculation as the options were anti-dilutive.

6. Revenue

The Company’s revenues are generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla (Colombia sales) or Oriente (Ecuador sales) crude differentials, quality and transportation discounts and premiums each month. For the three and nine months ended September 30, 2023, 100% of the Company’s revenue resulted from oil sales (three and nine months ended September 30, 2022 - 100%). During the three and nine months ended September 30, 2023, quality and transportation discounts were 14% and 18% of the average ICE Brent price (three and nine months ended September 30, 2022 - 14% and 13%), respectively.

During the three months ended September 30, 2023, the Company’s production was sold primarily to one major customer in Colombia, representing 96% of the total sales volumes (three months ended September 30, 2022 - one major customer, representing 99% of the total sales volumes).

During the nine months ended September 30, 2023, the Company’s production was sold primarily to one major customer in Colombia, representing 97% of the total sales volumes (nine months ended September 30, 2022 - two major customers, representing 71% and 29% of the total sales volumes).

As at September 30, 2023, accounts receivable included nil of accrued sales revenue related to September 2023 production (December 31, 2022 - nil related to December 2022 production).

7. Taxes

The Company’s effective tax rate was 115% for the nine months ended September 30, 2023, compared to 49% in the comparative period of 2022. The increase was primarily due to an increase in non-deductible foreign exchange adjustments and non-deductible third-party royalty in Colombia. These were partially offset by a decrease in valuation allowance.

Current income tax expense was $63.7 million for the nine months ended September 30, 2023, compared to $63.1 million in the corresponding period of 2022, primarily due to a decrease in taxable income in Colombia, which is subject to a higher Colombian tax rate.

The deferred income tax expense for the nine months ended September 30, 2023, was $43.2 million compared to $36.9 million in the corresponding period of 2022. In both cases, this can be primarily attributed to higher tax depreciation compared to accounting depreciation and the utilization of tax losses to offset taxable income in Colombia.

For the nine months ended September 30, 2022, the deferred income tax expense was mainly the result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax expense in the comparative period of 2021 was also the result of tax depreciation being higher compared to accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the nine months ended September 30, 2023, the difference between the effective tax rate of 115% and the 50% Colombian tax rate was primarily due to an increase in non-deductible foreign exchange adjustments, the impact of foreign taxes, non-deductible royalties in Colombia and non-deductible stock-based compensation. These were partially offset by a decrease in valuation allowance.

For the nine months ended September 30, 2022, the difference between the effective tax rate of 49% and the 35% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, increase in the valuation allowance, non-deductible third-party royalties in Colombia, other permanent differences, and non-deductible stock-based compensation which were partially offset by a decrease in foreign currency translation.

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

Letters of credit and other credit support

At September 30, 2023, the Company had provided letters of credit and other credit support totaling $220.1 million (December 31, 2022 - $111.1 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts, the Suroriente Block (Note 3), and other capital or operating requirements.

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

At September 30, 2023, the Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other current assets, other long-term assets, accounts payable and accrued liabilities, credit facility, long-term debt and other long-term liabilities. The Company uses appropriate valuation techniques based on the available information to measure the fair values of assets and liabilities.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of September 30, 2023, and December 31, 2022:

(Thousands of U.S. Dollars)	As at September 30, 2023	As at December 31, 2022
Level 1
Assets
Prepaid equity forward (“PEF”) - current (1)	$6,973	$5,981
PEF - long-term(2)	—	9,975
	$6,973	$15,956

Liabilities
6.25% Senior Notes	$255,594	$243,801
7.75% Senior Notes	257,145	241,455
	$512,739	$485,256
Level 2
Assets
Restricted cash and cash equivalents - long-term(2)	$7,052	$5,343
(1) The current portion of PEF is included in the other current assets on the Company’s condensed consolidated balance sheet
(2) The long-term portion of restricted cash and PEF is included in the other long-term assets on the Company’s condensed consolidated balance sheet

The fair values of cash and cash equivalents, current restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and credit facility approximate their carrying amounts due to the short-term maturity of these instruments.

Restricted cash - long-term

The fair value of long-term restricted cash and cash equivalents approximated their carrying value because interest rates are variable and reflective of market rates.

Prepaid Equity Forward

To reduce the Company’s exposure to changes in the trading price of the Company’s shares of Common Stock on outstanding PSUs and DSUs, the Company entered into a PEF. At the end of the term, the counterparty will pay the Company an amount equivalent to the notional amount of the shares using the price of the Company’s shares of Common Stock at the valuation date. The Company has the discretion to increase or decrease the notional amount of the PEF or terminate the agreement early. As at September 30, 2023, the Company’s PEF had a notional amount of 1.0 million shares with a fair value of $7.0 million (As at December 31, 2022 - 1.6 million shares with a fair value of $16.0 million). During the three and nine months ended September 30, 2023, the Company recorded a $2.2 million gain and $3.6 million loss, respectively, on the PEF in general and administrative expenses (three and nine months ended September 30, 2022 - $2.6 million and $5.3 million gain, respectively). The fair value of the PEF asset was estimated using the Company’s share price quoted in active markets at the end of each reporting period.

Senior Notes

Financial instruments not recorded at fair value at September 30, 2023, were the Senior Notes (Note 4).

At September 30, 2023, the carrying amounts of the 6.25% Senior Notes and the 7.75% Senior Notes were $269.4 million and $294.2 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs, and the fair values were $255.6 million and $257.1 million, respectively.

During the three and nine months ended September 30, 2023, the Company did not have any derivative instruments and consequently did not incur any gains and losses related to derivative instruments (three and nine months ended September 30, 2022 - nil and $26.6 million loss related to commodity price derivatives, respectively.

10. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

	As at September 30,		As at December 31,
(Thousands of U.S. Dollars)	2023	2022	2022	2021
Cash and cash equivalents	$123,216	$118,173	$126,873	$26,109
Restricted cash and cash equivalents - current	1,142	1,142	1,142	392
Restricted cash and cash equivalents - long-term (1)	7,052	5,518	5,343	4,903
	$131,410	$124,833	$133,358	$31,404
(1) Included in other long-term assets on the Company’s condensed consolidated balance sheet

Net changes in assets and liabilities from operating activities were as follows:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2023	2022
Accounts receivable and other long-term assets	$(8,484)	$2,811
Derivatives	—	(2,757)
PEF	9,664	(13,837)
Prepaids & Inventory	(6,809)	(6,025)
Accounts payable and accrued and other long-term liabilities	(3,040)	37,862
Taxes receivable and payable	(25,566)	54,784
Net changes in assets and liabilities from operating activities	$(34,235)	$72,838

Changes in non-cash investing working capital for the nine months ended September 30, 2023, were comprised of a decrease in accounts payable and accrued liabilities of $11.0 million and an increase in accounts receivable of $0.1 million (nine months ended September 30, 2022, an increase in accounts payable and accrued liabilities of $3.7 million and an increase in accounts receivable of $0.4 million).

The following table provides additional supplemental cash flow disclosures:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2023	2022
Cash paid for income taxes including withholding tax	$85,203	$29,881
Cash paid for interest	$29,446	$31,455

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$44,067	$33,397

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements” as set out in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Items 7 and 8, respectively, of our 2022 Annual Report on Form 10-K. Please see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding the identification of and risks relating to forward-looking statements and the risk factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as Part I, Item 1A “Risk Factors” in our 2022 Annual Report on Form 10-K. On May 5, 2023, the Company completed 1-for-10 reverse stock split of the Company’s Common Stock. As a result of the reverse stock split, every ten of the Company’s issued shares of Common Stock were automatically combined into one issued share of Common Stock. All share and per share data included in this quarterly report have been retroactively adjusted to reflect the reverse stock split.

Financial and Operational Highlights

Key Highlights for the third quarter of 2023
•Net income in the third quarter of 2023 was $6.5 million or $0.20 per share basic and diluted, compared to a net income of $38.7 million or $1.05 per share basic and $1.04 per share diluted in the third quarter of 2022
•Income before income taxes in the third quarter of 2023 was $46.9 million, compared to an income before income taxes of $60.4 million in the third quarter of 2022
•Adjusted EBITDA(2) increased to $119.2 million, compared to $116.1 million in the third quarter of 2022 and increased from $97.3 million in the prior quarter
•Funds flow from operations(2) decreased by 16% to $79.0 million, compared to the third quarter of 2022 and increased by 49% from $53.1 million in the prior quarter
•NAR production for the third quarter of 2023 increased by 14% to 26,776 BOPD, compared to 23,472 BOPD in the third quarter of 2022 and decreased by 2% from the prior quarter
•Sales volumes for the third quarter of 2023 increased by 12% to 26,396 BOPD, compared to 23,516 BOPD in the third quarter of 2022 and decreased by 3% from the prior quarter
•Oil sales for the third quarter of 2023 were $179.9 million, 7% higher compared to the third quarter of 2022, primarily due to lower quality and transportation discounts and utilization of marketing arrangements which used Brent monthly average of the month of delivery (“M pricing”) during the current quarter compared to utilization of Brent monthly average following the month of deliveries (“M+1” pricing) which negatively impacted revenues in the third quarter of 2022. Oil sales increased by 14% from $157.9 million in the second quarter of 2023 primarily due to an 11% increase in Brent prices and lower quality and transportation discounts, offset by 3% lower sales volumes
•Operating expenses increased by 18% to $49.4 million or by $0.99 per bbl to $20.33 per bbl when compared to the third quarter of 2022, primarily as a result of higher lifting costs offset by lower workover activities. Operating expenses increased from $48.5 million or $19.54 per bbl in the prior quarter, for the same reason mentioned above
•Transportation expenses per bbl increased by $0.46 when compared to the third quarter of 2022, due to higher transportation tariffs affecting Acordionero sales, utilization of new transportation routes for new exploration wells in Colombia and Ecuador and increased by $0.09 from the second quarter of 2023 due to higher trucking costs resulting from utilization longer distance delivery points and depreciation of U.S. dollar against the Colombian peso
•Operating netback(2) increased to $126.7 million compared to $124.1 million in the third quarter of 2022 and increased from $105.7 million in the prior quarter
•Quality and transportation discounts for the third quarter of 2023 decreased to $11.83 per bbl compared to $13.37 per bbl in the third quarter of 2022, primarily as a result of the tightening of the Castilla and Vasconia differentials and decreased from $14.10 per bbl in the prior quarter for the same reason mentioned above
•General and administrative (“G&A”) expenses before stock-based compensation were comparable to the third quarter of 2022 and decreased by 13% from the second quarter of 2023 due to lower legal fees and consulting costs attributed to optimization projects
•Capital additions for the third quarter of 2023 were $43.1 million, a decrease of 24% compared to the third quarter of 2022, and a decrease of 34% from the second quarter of 2023 due to the completion of the 2023 drilling program in the first half of 2023

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
	2023	2022	% Change	2023	2023	2022	% Change
Average Daily Volumes (BOPD)
Consolidated
Working Interest (“WI”) Production Before Royalties	33,940	30,391	12	33,719	33,098	30,123	10
Royalties	(7,164)	(6,919)	4	(6,515)	(6,592)	(6,948)	(5)
Production NAR	26,776	23,472	14	27,204	26,506	23,175	14
(Increase) Decrease in Inventory	(380)	44	(964)	67	(222)	(141)	(57)
Sales(1)	26,396	23,516	12	27,271	26,284	23,034	14

Net Income (Loss)	$6,527	$38,663	(83)	$(10,825)	$(13,998)	$105,754	(113)

Operating Netback
Oil Sales	$179,921	$168,397	7	$157,902	$482,013	$548,751	(12)
Operating Expenses	(49,367)	(41,837)	18	(48,491)	(139,227)	(116,266)	20
Transportation Expenses	(3,842)	(2,417)	59	(3,691)	(10,599)	(7,764)	37
Operating Netback(2)	$126,712	$124,143	2	$105,720	$332,187	$424,721	(22)

G&A Expenses Before Stock-Based Compensation	$8,307	$8,284	—	$9,549	$29,052	$23,910	22
G&A Stock-Based Compensation Expense (Recovery)	1,931	(170)	1,236	317	3,748	6,376	(41)
G&A Expenses, Including Stock-Based Compensation	$10,238	$8,114	26	$9,866	$32,800	$30,286	8

Adjusted EBITDA(2)	$119,235	$116,089	3	$97,291	$306,391	$375,075	(18)

Funds Flow From Operations(2)	$79,000	$93,746	(16)	$53,106	$192,122	$284,681	(33)

Capital Expenditures	$43,080	$57,035	(24)	$65,565	$179,707	$163,717	10
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

EBITDA, as presented, is defined as net income (loss) adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense and income tax expense. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for non-cash lease expense, lease payments, foreign exchange gain or loss, stock-based compensation expense or recovery, unrealized derivative instruments gain and other gain. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net income (loss) to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2023	2022	2023	2023	2022
Net income (loss)	$6,527	$38,663	$(10,825)	$(13,998)	$105,754
Adjustments to reconcile net income (loss) to EBITDA and Adjusted EBITDA
DD&A expenses	55,019	45,320	56,209	162,949	128,499
Interest expense	13,503	11,421	12,678	38,017	35,743
Income tax expense	40,333	21,734	33,732	106,948	99,940
EBITDA (non-GAAP)	$115,382	$117,138	$91,794	$293,916	$369,936
Non-cash lease expense	1,235	851	1,109	3,488	2,009
Lease payments	(676)	(402)	(636)	(1,918)	(1,134)
Foreign exchange loss	1,717	1,489	4,707	8,126	486
Stock-based compensation expense (recovery)	1,931	(170)	317	3,748	6,376
Unrealized derivative instruments gain	—	(219)	—	—	—
Other gain	(354)	(2,598)	—	(969)	(2,598)
Adjusted EBITDA (non-GAAP)	$119,235	$116,089	$97,291	$306,391	$375,075

Funds flow from operations, as presented, is defined as net income (loss) adjusted for DD&A expenses, deferred income tax expense, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, unrealized derivative instruments gain and other gain. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income (loss) to funds flow from operations is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2023	2022	2023	2023	2022
Net income (loss)	$6,527	$38,663	$(10,825)	$(13,998)	$105,754
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	55,019	45,320	56,209	162,949	128,499
Deferred income tax expense	13,990	4,914	13,975	43,242	36,868
Stock-based compensation expense (recovery)	1,931	(170)	317	3,748	6,376
Amortization of debt issuance costs	1,594	751	1,019	3,394	2,769
Non-cash lease expense	1,235	851	1,109	3,488	2,009
Lease payments	(676)	(402)	(636)	(1,918)	(1,134)
Unrealized foreign exchange (gain) loss	(266)	6,636	(8,062)	(7,814)	6,138
Unrealized derivative instruments gain	—	(219)	—	—	—
Other gain	(354)	(2,598)	—	(969)	(2,598)
Funds flow from operations (non-GAAP)	$79,000	$93,746	$53,106	$192,122	$284,681

Additional Operational Results

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2023	2022	% Change	2023	2023	2022	% Change
Oil sales	$179,921	$168,397	7	$157,902	$482,013	$548,751	(12)
Operating expenses	49,367	41,837	18	48,491	139,227	116,266	20
Transportation expenses	3,842	2,417	59	3,691	10,599	7,764	37
Operating netback(1)	126,712	124,143	2	105,720	332,187	424,721	(22)

DD&A expenses	55,019	45,320	21	56,209	162,949	128,499	27
G&A expenses before stock-based compensation	8,307	8,284	—	9,549	29,052	23,910	22
G&A stock-based compensation expense (recovery)	1,931	(170)	1,236	317	3,748	6,376	(41)
Foreign exchange loss	1,717	1,489	15	4,707	8,126	486	1,572
Derivative instruments loss	—	—	—	—	—	26,611	(100)
Other gain	(354)	(2,598)	(86)	—	(969)	(2,598)	(63)
Interest expense	13,503	11,421	18	12,678	38,017	35,743	6
	80,123	63,746	26	83,460	240,923	219,027	10

Interest income	271	—	100	647	1,686	—	100

Income before income taxes	46,860	60,397	(22)	22,907	92,950	205,694	(55)

Current income tax expense	26,343	16,820	57	19,757	63,706	63,072	1
Deferred income tax expense	13,990	4,914	185	13,975	43,242	36,868	17
	40,333	21,734	86	33,732	106,948	99,940	7
Net income (loss)	$6,527	$38,663	(83)	$(10,825)	$(13,998)	$105,754	(113)

Sales Volumes (NAR)
Total sales volumes, BOPD	26,396	23,516	12	27,271	26,284	23,034	14

Brent Price per bbl	$85.92	$97.70	(12)	$77.73	$81.94	$102.48	(20)

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$74.09	$77.84	(5)	$63.63	$67.18	$87.27	(23)
Operating expenses	20.33	19.34	5	19.54	19.40	18.49	5
Transportation expenses	1.58	1.12	41	1.49	1.48	1.23	20
Operating netback(1)	52.18	57.38	(9)	42.60	46.30	67.55	(31)

DD&A expenses	22.66	20.95	8	22.65	22.71	20.43	11
G&A expenses before stock-based compensation	3.42	3.83	(11)	3.85	4.05	3.80	7

G&A stock-based compensation expense (recovery)	0.80	(0.08)	1,100	0.13	0.52	1.01	(49)
Foreign exchange loss	0.71	0.69	3	1.90	1.13	0.08	1,313
Derivative instruments loss	—	—	—	—	—	4.23	(100)
Other gain	(0.15)	(1.20)	(88)	—	(0.14)	(0.41)	(66)
Interest expense	5.56	5.28	5	5.11	5.30	5.68	(7)
	33.00	29.47	12	33.64	33.57	34.82	(4)

Interest income	0.11	—	100	0.26	0.23	—	100

Income before income taxes	19.29	27.91	(31)	9.22	12.96	32.73	(60)

Current income tax expense	10.85	7.77	40	7.96	8.88	10.03	(11)
Deferred income tax expense	5.76	2.27	154	5.63	6.03	5.86	3
	16.61	10.04	65	13.59	14.91	15.89	(6)
Net income (loss)	$2.68	$17.87	(85)	$(4.37)	$(1.95)	$16.84	(112)

(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2023	2022	2023	2023	2022
Average Daily Volumes (BOPD)
WI Production Before Royalties	33,940	30,391	33,719	33,098	30,123
Royalties	(7,164)	(6,919)	(6,515)	(6,592)	(6,948)
Production NAR	26,776	23,472	27,204	26,506	23,175
(Increase) Decrease in Inventory	(380)	44	67	(222)	(141)
Sales	26,396	23,516	27,271	26,284	23,034

Royalties, % of WI Production Before Royalties	21%	23%	19%	20%	23%

Oil production NAR for the three and nine months ended September 30, 2023, increased by 14% in each of the periods compared to the corresponding periods of 2022 due to successful drilling and workover campaigns in Acordionero, Costayaco and Moqueta fields in Colombia and exploration success in Ecuador.

Oil production NAR decreased by 2% compared to the prior quarter due to higher royalties driven by an increase in benchmark oil prices in the current quarter.

Royalties as a percentage of WI production for the three and nine months ended September 30, 2023, decreased to 21% and 20%, respectively, compared to the corresponding periods of 2022 commensurate with the decrease in benchmark oil prices and the price sensitive royalty regime in Colombia. Royalties as a percentage of WI production increased compared to 19% in the prior quarter due to the increase in benchmark oil prices.

WI Production Before Royalties
40,000
30,000
20,000
10,000
—
Average Daily Volumes (BOPD)
30%
28%
25%
23%
20%
18%
Royalties as a % of Production
30,391
32,595
31,611
33,719
33,940
23%
21%
19%
19%
21%
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Gross Production
Royalties as a % of Production

WI Production By Block, Year-to-Date September 30, 2023
Other, 21%
Midas, 53%
Chaza, 26%
Midas
Chaza
Other

The Midas block includes the Acordionero, Chuira, Ayombero and Gaitas oil fields, and the Chaza block includes the Costayaco and Moqueta oil fields.

Realized price per bbl for the three months ended September 30, 2023 decreased by 5%, compared to the corresponding period of 2022, primarily as a result of a 12% decrease in Brent price, offset by lower differentials in the current quarter.

Realized price per bbl for the nine months ended September 30, 2023, decreased by 23%, compared to the corresponding period of 2022, primarily as a result of 20% decrease in Brent price and higher differentials in the current period.

For the three and nine months ended September 30, 2023, Castilla differentials decreased to $6.64 and increased to $10.41 per bbl from $9.15 and $7.89 per bbl, respectively, in the corresponding periods of 2022. Vasconia differentials decreased to $3.59 and increased to $5.66 per bbl from $3.77 and $4.17 per bbl, respectively, in the corresponding periods of 2022.

Compared to the prior quarter, the average realized price per bbl increased due to an 11% increase in Brent price and lower differentials.

Brent and Discounts
$120.00
$90.00
$60.00
$30.00
$0.00
$32.00
$24.00
$16.00
$8.00
$—
$ / BBL
$ / BBL
$97.70
$88.63
$82.10
$77.73
$85.92
$9.15
$15.91
$15.17
$9.41
$6.64
$3.77
$7.52
$7.87
$5.53
$3.59
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Brent
Castilla
Vasconia

Oil sales for the three months ended September 30, 2023, increased by 7% to $179.9 million, compared to the corresponding period of 2022 due to lower Castilla and Vasconia differentials and utilization of marketing arrangements which used Brent monthly average of the month of delivery (“M pricing”) during the current quarter compared to marketing arrangements which used Brent monthly average following the month of deliveries (“M+1” pricing) which negatively impacted revenues in the corresponding period of 2022.

Oil sales for the nine months ended September 30, 2023, decreased by 12% to $482.0 million, compared to the corresponding period of 2022 due to a 20% decrease in Brent price, higher Castilla and Vasconia differentials offset by 14% higher sales volumes.

Compared to the prior quarter, oil sales increased by 14%, primarily as a result of an 11% increase in Brent price and lower Castilla, Vasconia and Oriente differentials partially offset by a 3% decrease in sales volumes.

The following table shows the effect of changes in realized price and sale volumes on our oil sales for the three and nine months ended September 30, 2023, compared to the prior quarter and the corresponding periods of 2022:

(Thousands of U.S. Dollars)	Third Quarter 2023 Compared with Second Quarter 2023	Third Quarter 2023 Compared with Third Quarter 2022	Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Oil sales for the comparative period	$157,902	$168,397	$548,751
Realized sales price increase (decrease) effect	25,408	(9,095)	(144,152)
Sales volumes (decrease) increase effect	(3,389)	20,619	77,414
Oil sales for the three and nine months ended September 30, 2023	$179,921	$179,921	$482,013

Operating Netback

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2023	2022	2023	2023	2022
Oil Sales	$179,921	$168,397	$157,902	$482,013	$548,751
Transportation Expenses	(3,842)	(2,417)	(3,691)	(10,599)	(7,764)
	176,079	165,980	154,211	471,414	540,987
Operating Expenses	(49,367)	(41,837)	(48,491)	(139,227)	(116,266)
Operating Netback(1)	$126,712	$124,143	$105,720	$332,187	$424,721

(U.S. Dollars Per bbl Sales Volumes NAR)
Brent	$85.92	$97.70	$77.73	$81.94	$102.48
One Month Forward Brent (“M+1”) Adjustment	—	(6.49)	—	—	(2.23)
Quality and Transportation Discounts	(11.83)	(13.37)	(14.10)	(14.76)	(12.98)
Average Realized Price	74.09	77.84	63.63	67.18	87.27
Transportation Expenses	(1.58)	(1.12)	(1.49)	(1.48)	(1.23)
Average Realized Price Net of Transportation Expenses	72.51	76.72	62.14	65.70	86.04
Operating Expenses	(20.33)	(19.34)	(19.54)	(19.40)	(18.49)
Operating Netback(1)	$52.18	$57.38	$42.60	$46.30	$67.55
(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition and reconciliation of this measure.

Change in Operating Netback by Component
Q3 2022 vs. Q3 2023
$97.70
$85.92
$57.38
$52.18
$(3.75)
$(0.46)
$(0.99)
$80.00
$60.00
$40.00
$20.00
$—
$100.00
$75.00
$50.00
$25.00
$—
$ / BBL
Brent Price
Q3 2022 Netback
Revenue
Transportation Expenses
Operating Expenses
Q3 2023 Netback

Quality and Transportation Discounts & Transportation Expenses
$ / BBL
$20.00
$10.00
$0.00
$14.49
$1.12
$13.37
$20.77
$1.03
$19.74
$19.80
$1.35
$18.45
$15.59
$1.49
$14.10
$13.41
$1.58
$11.83
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Total Transportation Expenses and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

Operating expenses for the three months ended September 30, 2023, increased by 18% to $49.4 million or by $0.99 per bbl to $20.33 per bbl, compared to the corresponding period of 2022, primarily as a result of $3.28 per bbl higher lifting costs associated with road and pipeline maintenance, power generation due to to increased compressed natural gas purchases and higher diesel tariffs and equipment rental associated with testing exploratory wells, offset by $2.29 per bbl of lower workovers. As a result of an El-Niño-induced drought, power costs have increased across Colombia, which relies on hydroelectricity for more than two-thirds of its installed power capacity. In addition, operating costs increased as a result of the depreciation of U.S. dollar against the Colombian peso.

Operating expenses for the nine months ended September 30, 2023, increased by 20% to $139.2 million or by $0.91 per bbl to $19.40 per bbl, compared to the corresponding period of 2022, primarily as a result of $2.17 higher lifting costs associated with environmental activities, equipment rental, power generation and road maintenance, offset by $1.26 per bbl lower workovers.

Compared to the prior quarter, operating expenses increased by 2% or $0.79 per bbl from $48.5 million or $19.54 per bbl, primarily due to $1.48 per bbl higher lifting costs attributed to road maintenance and power generation, partially offset by $0.69 per bbl lower workovers.

Transportation expenses

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia and Ecuador using each option for the three and nine months ended September 30, 2023, and 2022, and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2023	2022	2023	2023	2022
Volume transported through pipeline	3%	—%	1%	2%	—%
Volume sold at wellhead	47%	47%	46%	46%	47%
Volume transported via truck to sales point	50%	53%	53%	52%	53%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price, but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of a lower realized price, offset by lower transportation expenses.

Transportation expenses for the three and nine months ended September 30, 2023, increased by 59% and 37% to $3.8 million and $10.6 million, respectively, compared to the corresponding periods of 2022 due to higher transportation tariffs affecting Acordionero sales, and the utilization of new transportation routes related to sales from new exploration wells in Colombia and Ecuador.

On a per bbl basis, transportation expenses increased by 41% and 20% to $1.58 and $1.48 for the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods of 2022 for the same reason mentioned above.

Transportation expenses increased by 4% from $3.7 million in the prior quarter due to higher trucking costs resulting from using longer distance delivery points and depreciation of the U.S. dollar against the Colombian peso. On a per bbl basis, transportation expenses increased by $0.09 from $1.49 in the prior quarter for the same reasons mentioned above.

Transportation Expenses
$4.8
$3.6
$2.4
$1.2
$—
$ Million
$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$ / BBL
$2.4
$2.4
$3.1
$3.7
$3.8
$1.12
$1.03
$1.35
$1.49
$1.58
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Transportation Expense
Transportation Expenses ($/BBL)

DD&A Expenses

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2023	2022	2023	2023	2022
DD&A Expenses, thousands of U.S. Dollars	$55,019	$45,320	$56,209	$162,949	$128,499
DD&A Expenses, U.S. Dollars per bbl	22.66	20.95	22.65	22.71	20.43

DD&A expenses for the three and nine months ended September 30, 2023, increased by 21% and 27% or by $1.71 and $2.28 per bbl, respectively, due to increased production and higher costs in the depletable base compared to the corresponding periods of 2022.

DD&A expenses decreased by 2% compared to the prior quarter and increased by $0.01 per bbl when compared to the prior quarter, due to additions to the depletable reserves along with lower production.

G&A Expenses

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2023	2022	% Change	2023	2023	2022	% Change
G&A Expenses Before Stock-Based Compensation	$8,307	$8,284	—	$9,549	$29,052	$23,910	22
G&A Stock-Based Compensation Expense (Recovery)	1,931	(170)	1,236	317	3,748	6,376	(41)
G&A Expenses, Including Stock-Based Compensation	$10,238	$8,114	26	$9,866	$32,800	$30,286	8
(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses Before Stock-Based Compensation	$3.42	$3.83	(11)	$3.85	$4.05	$3.80	7
G&A Stock-Based Compensation Expense (Recovery)	0.80	(0.08)	1,100	0.13	0.52	1.01	(49)
G&A Expenses, Including Stock-Based Compensation	$4.22	$3.75	13	$3.98	$4.57	$4.81	(5)

G&A expenses before stock-based compensation for the three months ended September 30, 2023, were comparable to the corresponding period of 2022. On a per bbl basis, G&A expenses before stock-based compensation decreased by $0.41 per bbl to $3.42 due to higher sales volumes in the current quarter.

G&A expenses before stock-based compensation for the nine months ended September 30, 2023, increased by 22% to $29.1 million, due to higher consulting costs and legal fees attributed to optimization projects when compared to the corresponding period of 2022. On a per bbl basis, G&A expenses before stock-based compensation increased by $0.25 per bbl to $4.05 per bbl, for the same reason mentioned above and higher sales volumes during current period.

G&A expenses after stock-based compensation for the three months ended September 30, 2023, increased 26% compared to the corresponding period of 2022 and increased by $0.47 per bbl due to share price appreciation in the current quarter.

G&A expenses after stock-based compensation for the nine months ended September 30, 2023, increased by 8% due to higher G&A expenses before stock-based compensation offset by share price devaluation and decreased by $0.24 per bbl due to higher sales volumes when compared to the corresponding period of 2022.

Compared to the prior quarter, G&A expenses before stock-based compensation decreased by 13% or $0.43 on a per bbl basis due to lower legal fees and consulting costs attributed to optimization projects.

Compared to the prior quarter, G&A expenses after stock-based compensation increased by 4% or $0.24 on a per bbl basis due to share price appreciation in the third quarter of 2023.

G&A Expenses Before Stock-Based Compensation
$ Millions
$ / BBL
$12.5
$10.0
$7.5
$5.0
$2.5
$10.00
$7.50
$5.00
$2.50
$8.3
$8.0
$11.2
$9.5
$8.3
$3.83
$3.39
$4.94
$3.85
$3.42
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
G&A Expenses Before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/BBL)

Foreign Exchange Gains and Losses

For the three and nine months ended September 30, 2023, we had a $1.7 million and $8.1 million loss on foreign exchange, compared to a $1.5 million and $0.5 million loss in the corresponding periods of 2022, respectively, and a $4.7 million loss in the prior quarter. Accounts receivable, taxes receivable and payable, deferred income taxes, accounts payable, and prepaid equity forward (“PEF”) are considered monetary items and require translation from local currencies to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange losses in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Change in the U.S. dollar against the Colombian peso	weakened by	strengthened by	weakened by	strengthened by
	3%	10%	16%	14%
Change in the U.S. dollar against the Canadian dollar	strengthened by	strengthened by	weakened by	strengthened by
	2%	6%	—%	8%

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2023	2022	2023	2022
Income before income tax	$46,860	$60,397	$92,950	$205,694

Current income tax expense	$26,343	$16,820	$63,706	$63,072
Deferred income tax expense	13,990	4,914	43,242	36,868
Income tax expense	$40,333	$21,734	$106,948	$99,940

Effective tax rate	86%	36%	115%	49%

Current income tax expense was $63.7 million for the nine months ended September 30, 2023, compared to $63.1 million in the corresponding period of 2022, primarily due to a decrease in taxable income in Colombia, which is subject to a higher Colombian tax rate.

The deferred income tax expense for the nine months ended September 30, 2023, was $43.2 million primarily as a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the nine months ended September 30, 2023, the difference between the effective tax rate of 115% and the 50% Colombian tax rate was primarily due to an increase in non-deductible foreign exchange adjustments, the impact of foreign taxes, non-deductible royalties in Colombia and non-deductible stock-based compensation. These were partially offset by a decrease in valuation allowance.

For the nine months ended September 30, 2022, the difference between the effective tax rate of 49% and the 35% Colombian tax rate was primarily due to $26.6 million of hedging loss, $35.7 million of financing cost related to Senior Notes, and $21.5 million of corporate costs, which were incurred in jurisdictions where no tax benefit is recognized which was partially offset by $12.5 million of non-taxable foreign exchange gain.

Net Income (Loss) and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Third Quarter 2023 Compared with Second Quarter 2023	% change	Third Quarter 2023 Compared with Third Quarter 2022	% change	Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022	% change
Net (loss) income for the comparative period	$(10,825)		$38,663		$105,754
Increase (decrease) due to:
Sales price	25,408		(9,095)		(144,152)
Sales volumes	(3,389)		20,619		77,414
Expenses:
Operating	(876)		(7,530)		(22,961)
Transportation	(151)		(1,425)		(2,835)
Cash G&A	1,242		(23)		(5,142)
Net lease payments	86		110		695
Interest, net of amortization of debt issuance costs	(250)		(1,239)		(1,649)
Realized foreign exchange	10,786		(7,130)		(21,592)
Cash settlements on derivative instruments	—		219		26,611
Current taxes	(6,586)		(9,523)		(634)
Interest income	(376)		271		1,686
Net change in funds flow from operations(1) from comparative period	25,894		(14,746)		(92,559)
Expenses:
Depletion, depreciation and accretion	1,190		(9,699)		(34,450)
Deferred tax	(15)		(9,076)		(6,374)
Proceeds from debt, net of issuance costs	(575)		(843)		(625)
Stock-based compensation	(1,614)		(2,101)		2,628
Derivative instruments gain or loss, net of settlements on derivative instruments	—		(219)		—
Unrealized foreign exchange	(7,796)		6,902		13,952
Other gain	354		(2,244)		(1,629)
Net lease payments	(86)		(110)		(695)
Net change in net (loss) income	17,352		(32,136)		(119,752)
Net income (loss) for the current period	$6,527	160%	$6,527	(83)%	$(13,998)	(113)%
(1)Funds flow from operations is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended September 30, 2023, were $43.1 million:

(Millions of U.S. Dollars)	Colombia	Ecuador	Total
Exploration	$4.0	$2.9	$6.9
Development:
Drilling and Completions	9.3	—	9.3
Facilities	5.2	0.6	5.8
Workovers	4.8	—	4.8
Other	14.0	2.3	16.3
	$37.3	$5.8	$43.1

During the three months ended September 30, 2023, we did not spud any wells neither in Colombia nor in Ecuador.

On April 11, 2023, we and Ecopetrol S.A. renegotiated the terms of the contract for our operatorship of the Suroriente which was previously scheduled to end in mid-2024. The duration of the contract was extended for 20 years from September 1, 2023 (the “Effective Date”), the date on which we satisfied the relevant conditions precedent and regulatory approval was received. We continue to be the operator of Suroriente. In connection with the contract extension, we paid cash consideration of $6.2 million and provided letters of credit of $123.0 million (see Note 8 in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q which incorporated herein by reference) related to committed capital investments to be made over a three-year period from the Effective Date.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	September 30, 2023	% Change	December 31, 2022
Cash and Cash Equivalents	$123,216	(3)	$126,873

Credit Facility	$50,000	100	$—

6.25% Senior Notes	$271,909	(3)	$279,909

7.75% Senior Notes	$300,000	—	$300,000

We believe that our capital resources, including cash on hand, cash generated from operations, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for the next 12 months, given the current oil price trends and production levels. We may also access capital markets to pursue financing. In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us with the flexibility to respond to both internal growth opportunities and those available through acquisitions. We intend to pursue growth opportunities and acquisitions from time to time, which may require significant capital, be located in basins or countries beyond our current operations, involve joint ventures, or be sizable compared to our current assets and operations.

During the three months ended September 30, 2023, we, as guarantor, and Gran Tierra Energy Colombia GmbH and and Gran Tierra Operations Colombia GmbH, as borrowers, amended and restated their credit facility with a market leader in the global commodities industry. As part of the restatement, the initial commitment was adjusted from $100 million to $50 million (maintaining the potential option of up to additional $50 million, subject to approval by the lender). Additionally, the availability period for the draws under the amendment to the credit facility was extended until December 31, 2023. The credit facility continues to bear interest based on the secured overnight financing rate posted by the Federal Reserve Bank of New York plus a credit margin of 6.00% and a credit-adjusted spread of 0.26%. Undrawn amounts under the credit facility bear interest at 2.10% per annum, based on the amount available. The credit facility is secured by our Colombian assets and economic rights and has final maturity date of August 15, 2024. During the three months ended September 30, 2023, the credit facility was drawn by $50 million.

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

As of September 30, 2023, the Company was in compliance with all the above covenants.

At September 30, 2023, we had a $271.9 million aggregate principal amount of 6.25% Senior Notes due 2025 (“6.25% Senior Notes”) and a $300.0 million aggregate principal amount of 7.75% Senior Notes due 2027 (“7.75% Senior Notes” and together with 6.25% Senior Notes, the “Senior Notes”) outstanding.

During the three and nine months ended September 30, 2023, we purchased in the open market nil and $8.0 million, respectively, of 6.25% Senior Notes for cash consideration of $6.8 million. The purchase resulted in a $1.1 million gain, which included the write-off of deferred financing fees of $0.1 million. Subsequent to the quarter, the Company cancelled all previously purchased 6.25% Senior Notes. No notes were purchased during the three months ended September 30, 2023.

Subsequent to the quarter, we completed exchange offers of $247.1 million of 6.25% Senior Notes and $275.8 million of 7.75% Senior Notes for $487.6 million newly issued 9.50% Senior Secured Notes due 2029. The exchange consideration for $242.5 million of 6.25% Senior Notes included early participation premium of $80 for each $1,000 aggregate principal amount with the remainder of $4.6 million exchanged at $1,000 and for $274.2 million of 7.75% Senior Notes early participation premium of $20 for each $1,000 aggregate principal amount with remainder of $1.6 million of 7.75% Senior Notes exchanged at $950 for each $1,000 aggregate principal amount. In addition, we paid cash consideration of $60.0 million for 6.25% Senior Notes exchanged as part of total consideration to eligible holders on a pro rata basis, for each $1,000 aggregate principal amount tendered and accepted up to the early exchange deadline. The settlement date of the exchange offer was on October 20, 2023. The Senior Notes tendered and accepted for exchange, as well as the notes held as treasury bonds, were cancelled.

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

During the three and nine months ended September 30, 2023, we re-purchased nil and 1,328,650 shares at a weighted average price of nil and $8.15 per share, respectively (three and nine months ended September 30, 2022 - 1,073,370 shares). As of September 30, 2023, all 3,603,396 shares held as treasury stock were canceled. The 2022 Program expired in May 2023 when 10% share maximum was reached.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents and restricted cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2023	2022
Sources of cash and cash equivalents:
Net (loss) income	$(13,998)	$105,754
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	162,949	128,499
Interest expense	38,017	35,743
Income tax expense	106,948	99,940
Non-cash lease expenses	3,488	2,009
Lease payments	(1,918)	(1,134)
Foreign exchange loss	8,126	486
Stock-based compensation expense	3,748	6,376
Other gain	(969)	(2,598)
Adjusted EBITDA(1)	306,391	375,075
Current income tax expense	(63,706)	(63,072)
Contractual interest and other financing expenses	(34,623)	(32,974)
Realized foreign exchange (loss) gain	(15,940)	5,652
Funds flow from operations(1)	192,122	284,681
Proceeds from exercise of stock options	8	1,294
Net changes in assets and liabilities from operating activities	—	72,838
Foreign exchange gain on cash and cash equivalents and restricted cash and cash equivalents	5,897	—
Proceeds from debt, net of issuance costs	48,125	—
Changes in non-cash investing working capital	—	3,255
	246,152	362,068

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(179,707)	(163,717)
Net changes in assets and liabilities from operating activities	(34,235)	—
Changes in non-cash investing working capital	(11,051)	—
Repayment of debt	—	(67,623)
Re-purchase of shares of Common Stock	(10,825)	(14,365)
Purchase of Senior Notes	(6,805)	(17,274)
Settlement of asset retirement obligations	(376)	(1,673)
Lease payments	(5,101)	(1,991)
Foreign exchange loss on cash, and cash equivalents and restricted cash and cash equivalents	—	(1,996)
	(248,100)	(268,639)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(1,948)	$93,429

(1) Adjusted EBITDA and funds flow from operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices. Sales volume changes, costs related to operations and debt transactions also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes. During the three and nine months ended September 30, 2023, funds flow from operations decreased by 16% and 33%, respectively, compared to the corresponding periods of 2022, primarily due to a decrease in Brent price, lower and higher quality and transportation discounts, respectively, higher operating costs and realized foreign exchange loss.

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

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our current and deferred tax assets and liabilities which are monetary assets and liabilities denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our credit facility, which bears floating rates of interest. At September 30, 2023, our outstanding balance under the credit facility was $50 million (December 31, 2022 - nil).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully read and consider the factors set out in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of ongoing conflicts in several parts of the world, the volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

During the three months ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Certificate of Amendment to Certificate of Incorporation of Gran Tierra Energy Inc., effective May 5, 2023	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 5, 2023 (SEC File No. 001-34018).

3.3	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.4	Amendment No.1 to Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2021 (SEC File No. 001-34018).

3.5	Certificate of Retirement dated July 9, 2018	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 9, 2018 (SEC File No. 001-34018).

10.1
Deed of Amendment and Restatement to Credit Agreement dated September 19, 2023 by and among Gran Tierra Energy Inc., Gran Tierra Energy Colombia GmbH, Gran Tierra Operations Colombia GmbH. and Trafigura PTE Ltd. as a lender.
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: October 31, 2023	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2023	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)