Form 10-K
period 2023-12-31
GRAN TIERRA ENERGY INC.
filed 2024-02-20
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $158.9 million.

On February 15, 2024, 32,246,501 shares of the registrant’s Common Stock with $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2024 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

Auditor Name: KPMG LLP         Auditor Location: Calgary, Canada         Auditor Firm ID: 85

Gran Tierra Energy Inc.

Annual Report on Form 10-K

Year Ended December 31, 2023

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity and financial condition and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our operations are located in South America and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events; global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including inflation and changes resulting from a global health crisis, geopolitical events, including the conflicts in Ukraine and the Gaza region, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC, such as its decision in June 2023 to cut production and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a prolonged decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predict which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute its business plan and realize expected benefits from current initiatives; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability comply with financial covenants in our indentures and make borrowings under any future credit agreement; and those factors set out in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) and, except as otherwise required by the securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to, or to withdraw, any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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
(iv)Reserves which can be produced economically through the application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:
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

PART I

Items 1 and 2. Business and Properties

General

Gran Tierra Energy Inc., together with its subsidiaries (“Gran Tierra”, “the Company”, “us”, “our”, or “we”), is a company focused on oil and gas exploration and production with assets currently in Colombia and Ecuador. Our Colombian properties represented 94% of our proved reserves NAR at December 31, 2023. For the year ended December 31, 2023, 97% (2022 - 100%) of our revenue was generated in Colombia.

We were incorporated under the laws of the State of Nevada in June 2008 and changed our state of incorporation to the State of Delaware in October 2016.

All dollar ($) amounts referred to in this Annual Report on Form 10-K are United States (U.S.) dollars, unless otherwise indicated.

On May 5, 2023, the Company completed a 1-for-10 reverse stock split of the Company’s Common Stock. As a result of the reverse stock split, every ten of the Company’s issued shares of Common Stock were automatically combined into one issued share of Common Stock, without any change to the par value per share. All share and per share numbers in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split.

2023 Operational Highlights

During the year ended December 31, 2023, we drilled 25 wells (17 development, and eight water injectors), all in Colombia and incurred capital expenditures of $218.9 million, the majority of which were incurred in Colombia.

We drilled eight development and five water injector wells in Midas Block and nine development and three water injector wells in Chaza Block. As at December 31, 2023, of the 17 development wells drilled during the year, two were in-progress and the remainder were producing.

2024 Outlook

Our Colombian development operation is expected to represent 93% of our production and approximately 60% - 70% of our 2024 capital budget, with the remainder allocated to exploration activities.

The table below shows the break-down of our 2024 capital program:

	Number of Wells (Gross)	Number of Wells (Net)	2024 Capital Budget ($ million)
Development - Colombia	13 - 17	12 - 16	130 - 140
Exploration - Colombia and Ecuador	6 - 9	6 - 9	80 - 100
	19 - 26	18 - 25	210 - 240

Our base capital program for 2024 is $210 million to $240 million for exploration and development activities. Based on the mid-point of the 2024 guidance, the capital budget is forecasted to be approximately 60% - 70% directed to development and 40% - 30% to exploration activities. Approximately 20% of the development activities included in the 2024 capital program are expected to be directed to facilities to support future production growth and enhance recovery factors.

We expect our 2024 capital program to be fully funded by cash flows from operations. Funding this program from cash flows from operations relies in part on Brent oil prices being $70 per bbl for 2024.

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

Oil and Gas Properties - Colombia and Ecuador

As of December 31, 2023, excluding blocks subject to relinquishment, we had interests in 22 blocks in Colombia, three blocks in Ecuador, and are the operator of 24 of these blocks.

Exploration Blocks & Commitments

The following table provides a summary of our exploration commitments for certain blocks as of December 31, 2023:

Basin	Block	Current Phase	Remaining Commitments, Current Phase
Colombia
Putumayo	Alea 1848-A	N/A**	evaluation program
Putumayo	PUT-1	2*	two exploration wells
Putumayo	PUT-4	1*	one exploration well
Putumayo	PUT-7	2	two exploration wells
Putumayo	PUT-10	1*	73 km 2D seismic, two exploration wells
Putumayo	PUT-31	1*	201.9 km 2D seismic, one exploration well
Putumayo	NBM	N/A**	two exploration wells
Llanos	LLA-1	1*	98 km2 3D seismic one exploration well
Llanos	LLA-22	1 & 2*	85 km2 3D seismic, one exploration well (45% working interest)
Llanos	LLA-70	1*	163 km2 3D seismic, one exploration well
Llanos	LLA-85	1	one exploration well
MMV	VMM-24	1	50 km2 3D seismic, 100 km 2D seismic reprocessing, 100 km aerogeophysics, 100 km2 remote sensing, 80 km2 surface geochemistry, one exploration well
Ecuador
Oriente	Charapa	1	20 km 2D seismic, 238 km2 3D seismic, five exploration wells
Oriente	Chanangue	1	four exploration wells
Oriente	Iguana	1	two exploration wells
* As of December 31, 2023, exploration has been suspended due to licensing restrictions, security issues or social reasons.
** As of December 31, 2023, exploration commitments in the exploration block are not subject to phasing.

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

The Agencia Nacional de Hidrocarburos (National Hydrocarbons Agency) (“ANH”) contracts have royalties that are based on a sliding scale described in Law 756 of 2002. These royalties work on an individual oil field basis starting with a base royalty rate of 8% for gross production of less than 5,000 BOPD, increasing in a linear fashion from 8% to 20% for gross production between 5,000 and 125,000 BOPD and is fixed at 20% for gross production between 125,000 and 400,000 BOPD. For gross production between 400,000 and 600,000 BOPD the rate increases in a linear fashion from 20% to 25%. For gross production in excess of 600,000 BOPD the royalty rate is fixed at 25%. The Santana and Nancy-Burdine-Maxine Blocks have fixed rates for existing production of 32% and 20%, respectively. New discoveries and incremental production are subject to sliding scale royalties duly approved by the ANH. In addition to the sliding scale royalty, there are additional x-factor economic rights of 1%

for Llanos-22, Putumayo-4, Putumayo-7, Putumayo-21 and VMM-24; 2% for Llanos-85; 3% for VMM-2, 5% for Putumayo-1; 12% for Putumayo-31; 31% for Llanos-1 and Llanos-70.

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

Q factor = (WTI price - Base Price (1))/WTI Price * S(2)

(1) Base Price is determined annually by the ANH, based on a formula defined in the contract. For 2023 and 2022, the base price was set as follows:

	Year Ended December 31,
	2023	2022
Quality (Oil API)	Base Price ($/bbl)
< 10 [o]	Nil	Nil
10[o] to 15[o]	64.54	58.67
15[o] to 22[o]	45.18	41.07
22[o] to 29[o]	43.56	39.60
> 29[o]	41.93	38.12

At December 31, 2023, HPR was applicable to our production from the Costayaco and Moqueta Exploitation Areas in the Chaza Block and the Acordionero Exploitation Area in the Midas Block. In January 2023, Llanos-22 reached accumulated production of 5 MMbbls which triggered its HPR.

(2) S percentage of HPR participation is 30% flat for Chaza and Midas Blocks. For Llanos-22, the percentage is variable compared to WTI price as per below:

S percentage
Base Price ≤ WTI < 2x Base Price	30%
2x Base Price ≤ WTI < 3x Base Price	35%
3x Base Price ≤ WTI < 4x Base Price	40%
4x Base Price ≤ WTI < 5x Base Price	45%
5x Base Price ≤ WTI	50%

In addition to these government royalties and rights, our original interests in the Guayuyaco and Chaza Blocks acquired on our entry into Colombia in 2006 are subject to a third party royalty. The additional interests in Guayuyaco and Chaza that we acquired on the acquisition of Solana in 2008 are not subject to this third party royalty. The overriding royalty rights start with a 2% rate on working interest production less government royalties. For new commercial fields discovered within 10 years of the agreement date and after a prescribed threshold is reached, Crosby Capital, LLC (“Crosby”) reserves the right to convert the overriding royalty rights to a net profit interest (“NPI”). This NPI ranges from 7.5% to 10% of working interest production less sliding scale government royalties, as described above, and operating and overhead costs. No adjustment is made for the HPR. On certain pre-existing fields, Crosby does not have the right to convert its overriding royalty rights to a NPI. In addition, there are conditional overriding royalty rights that apply only to the pre-existing fields. Currently, we are subject to a 10% NPI on 50% of our working interest production from the Costayaco and Moqueta fields in the Chaza Block and 35% of our working interest production from the Juanambu field in the Guayuyaco Block and overriding royalties on our working interest production from the Guayuyaco field in the Guayuyaco Block.

The Putumayo-7 and Putumayo-1 Blocks are also subject to a third party royalty in addition to the government royalties and rights. Pursuant to the terms of the agreement by which the interests in the Putumayo-7 Block were acquired, a 10% royalty on production from the Putumayo-7 Block is payable to a third party. The terms of the royalty allow for transportation costs, marketing and handling fees, government royalties (including royalties payable to the ANH pursuant to Section 39 of the contract for the Putumayo-7 Block - the “Rights Due to High Prices”) and taxes, other than taxes measured by the income of any party, value-added tax (“VAT”) or any equivalent, to be paid in cash or kind to the Government of Colombia (or any federal, state, regional or local government agency) and ANH, and a 1% ‘X’ factor payment to be deducted from production revenue prior to the royalty being paid to a third party. Pursuant to the terms of the agreement by which the interests in the Putumayo-1 Block were acquired, a 3% royalty on production from the Putumayo-1 Block is payable to a third party. The terms of the royalty do not allow for any costs, royalties, and taxes to be deducted from production revenue.

We currently hold Participation Sharing Contracts (“PSC”) for the three Blocks (Charapa, Chanangue and Iguana) in the Oriente Basin in Ecuador. Unlike traditional PSCs, these contracts do not include cost oil or royalties. Instead, the entire production is placed into a profit-sharing pool that is split between the Company and the government based on a percentage derived from a biddable price component and a production component. The biddable price component is a sliding scale that is based on the Oriente oil price ranging from $30 per bbl to $120 per bbl, with the Company’s production share varying between 87.5% and 40%, respectively. The Company’s share in production would only drop below 50% if the Oriente oil prices exceed $100 per bbl. The production component is a tier-based mechanic increasing from 0% to 6% based on the PSC’s daily production. For the year ended December 31, 2023, the share of production retained by the government of Ecuador was recorded as royalties in-kind.

Administrative Facilities

Our principal executive office is located in Calgary, Alberta, Canada. The Calgary office lease will expire on November 30, 2028. Office leases in Colombia and Ecuador will expire on February 28, 2026, and June 30, 2025, respectively.

Estimated Reserves

Our 2023 reserves were independently prepared by McDaniel & Associates (“McDaniel”). McDaniel was established in 1955 as an independent Canadian consulting firm and has been providing oil and gas reserves evaluation services to the world’s petroleum industry for the past 60 years. They have internationally recognized expertise in reserves evaluations, resource assessments, geological studies, and acquisition and disposition advisory services. McDaniel’s office is located in Calgary, Canada. The technical person primarily responsible for the preparation of our reserves estimates at McDaniel meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

All of our reserves are evaluated by an independent reservoir engineering firm, at least annually. We have developed internal controls over estimation and evaluation of reserves. Our internal controls over reserve estimates include an independent internal review of assumptions used for reserve estimates and presentation of the results of this internal review to our reserves committee. Calculations and data are reviewed at several levels of the Company to ensure consistent and appropriate standards and procedures. Our policies are applied to all staff involved in generating and reporting reserve estimates including geological, engineering and finance personnel.

The process of estimating oil and gas reserves is complex and requires significant judgment, as discussed in Item 1A “Risk Factors”. The reserve estimation process requires us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, and economic data for each property. Therefore, the accuracy of the reserve estimates is dependent on the quality of the data, the accuracy of the assumptions based on the data, and the interpretations and judgment related to the data.

Proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expires, unless evidence indicates that renewal is reasonably certain. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, we and the independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. Estimates of proved reserves are generated through the integration of relevant geological, engineering, and production data, utilizing technologies that have been demonstrated in the field to yield repeatable and consistent results as defined by the SEC regulations. Data used in these integrated assessments included information obtained directly from the subsurface through wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements, such as seismic data. The tools used to interpret the data included proprietary and commercially available seismic processing software and commercially available reservoir modeling and simulation software. Reservoir parameters from analogous reservoirs were used to increase the quality of and confidence in the reserves estimates when available. The method or combination of methods used to estimate the reserves of each reservoir was based on the unique circumstances of each reservoir and the dataset available at the time of the estimate. Probable reserves are reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Estimates of probable reserves which may potentially be recoverable through additional drilling or recovery techniques are by nature more uncertain than estimates of proved reserves and accordingly are subject to substantially greater risk of not actually being realized by us. The probable reserves that have been assigned as of December 31, 2023, were based on both the greater percentage of recovery of the hydrocarbons in place than assumed for proved reserves, as well as the areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain. Possible reserves are reserves that are less certain to be recovered than probable reserves. Estimates of possible reserves are also inherently imprecise. Estimates of probable and possible reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes, and other factors. The possible reserves that have been assigned as of December 31, 2023, were based on both the greater percentage of recovery of the hydrocarbons in place than assumed for probable reserves as well as to areas of a reservoir adjacent to probable reserves where data control or interpretations of available data are less certain.

The following table sets forth our estimated reserves NAR located in Colombia and Ecuador which were 100% oil as of December 31, 2023:

Oil
Reserves Category	(Mbbl)
Proved
Total proved developed reserves	39,599
Total proved undeveloped reserves	34,697
Total proved reserves (2)	74,296

Probable (1)
Total probable developed reserves	12,139
Total probable undeveloped reserves	34,109
Total probable reserves (3)	46,248

Possible (1)
Total possible developed reserves	11,362
Total possible undeveloped reserves (4)	37,144
Total possible reserves	48,506

(1) Estimates of probable and possible reserves are more uncertain than proved reserves, but have not been adjusted for risk due to that uncertainty. Accordingly, estimates of probable and possible reserves are not comparable and have not been, or should not be, summed arithmetically with each other or with estimates of proved reserves.
(2) Includes proved developed oil reserves of 0.7 MMbbl and proved undeveloped oil reserves of 4.0 MMbbl related to Ecuador.
(3) Includes probable developed oil reserves of 0.1 MMbbl and probable undeveloped oil reserves of 5.9 MMbbl related to Ecuador.
(4) Includes possible developed oil reserves of 0.2 MMbbl and possible undeveloped oil reserves of 6.9 MMbbl related to Ecuador.

Product Prices Used in Reserves Estimates

The product prices that were used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions and/or distance from market. The average realized prices for reserves in the report are based on unweighted arithmetic average ICE Brent price as of the first-day-of-the-month for the 12-month period ended December 31, 2023:

Oil ($/bbl) - Colombia	$69.91
Oil ($/bbl) - Ecuador	$77.44
ICE Brent - average of the first day of each month price for the 12-month period	$82.51

These prices should not be interpreted as a prediction of future prices. We do not represent that this data is the fair value of our oil and gas properties or a fair estimate of the present value of cash flows to be obtained from their development and production.

Proved Undeveloped Reserves

As at December 31, 2023, we had total proved undeveloped reserves NAR of 34.7 MMBOE (December 31, 2022 - 25.0 MMBOE), which were 89% in Colombia, with the remainder in Ecuador (December 31, 2022 – 92% in Colombia with the remainder in Ecuador). Approximately 33%, 20%, and 19% for a total of 72% of proved undeveloped reserves are located in our Acordionero, Costayaco fields and Suroriente Block, respectively, in Colombia. None of our proved undeveloped reserves at December 31, 2023, have remained undeveloped for five years or more since initial disclosure as proved reserves, and we have adopted a development plan which indicates that the proved undeveloped reserves are scheduled to be drilled within five years of initial disclosure as proved reserves.

Changes in proved undeveloped reserves during the year ended December 31, 2023 are shown in the table below:

Total Company - Oil Equivalent (MMBOE)
Balance, December 31, 2022	25.0
Converted to proved producing	(5.5)
Technical revisions	1.0
Extensions and discoveries	14.2
Balance, December 31, 2023	34.7

Changes in proved undeveloped reserves during the year ended December 31, 2023, shown in the table above primarily resulted from the following significant factors:

Converted to Proved Producing. In 2023, we converted 5.5 MMBOE, or 22% of 2022 proved undeveloped reserves to developed status (1.7 MMBOE in the Acordionero, 2.3 MMBOE in the Costayaco and 1.5 MMBOE in the Moqueta fields). In 2023, the conversion of proved producing volumes was a result of capital expenditures of $67.3 million in Colombia associated with drilling eight wells in Midas Block and nine in Chaza Block.

Technical and Economic Revisions. During the year ended December 31, 2023, there were additions of 1.0 MMBOE proved undeveloped reserves with 0.3 MMBOE added in Colombia primarily due to continued waterflood performance in the Costayaco and Acordionero fields and 0.7 MMBOE added in Ecuador Blocks due to production type curve changes in the Chanangue and Charapa Blocks.

Extensions and Discoveries. We added 14.2 MMBOE to proved undeveloped reserves during the year ended December 31, 2023, of which 13.0 MMBOE were in Colombia and 1.2 MMBOE in Ecuador. In Colombia, we had extensions of 1.2 MMBOE, 3.5 MMBOE, 2.0 MMBOE and 6.3 MMBOE in the Acordionero, Costayaco, Moqueta fields and the Suroriente Block, respectively. In Ecuador, we had a discovery of 1.2 MMBOE in the Chanangue Block due to successful testing results from a newly productive zone in the existing well.

Production, Revenue and Price History

Certain information concerning production, prices, revenues, and operating expenses for the years ended December 31, 2023, 2022, and 2021 is set forth in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the “Supplementary Data (Unaudited)” provided following our Financial Statements in Item 8, which information is incorporated by reference here.

The following table presents NAR oil production, average sales prices, and operating expenses over NAR oil production from our major fields (Acordionero, Costayaco, Moqueta, Cohembi) and total for all our properties for the three years ended December 31, 2023, 2022, and 2021, respectively:

	Acordionero (1)	Costayaco (1)	Moqueta (1)	Cohembi (1)	Total for all properties (2)
Year Ended December 31, 2023
Oil production NAR bbl	4,924,313	1,690,718	666,827	1,069,585	9,526,270
Average sales price of oil per bbl	$67.82	$66.41	$66.57	$65.23	$66.86
Operating expenses of oil per bbl (3)	$13.68	$17.22	$24.34	$32.02	$21.14

Year Ended December 31, 2022
Oil production NAR bbl	4,491,574	1,621,073	542,796	1,105,451	8,692,689
Average sales price of oil per bbl	$83.65	$81.85	$80.38	$80.87	$81.84
Operating expenses of oil per bbl (3)	$15.07	$18.30	$24.10	$25.10	$19.85

Year Ended December 31, 2021
Oil production NAR bbl	4,183,773	1,435,434	605,926	797,196	7,879,794
Average sales price of oil per bbl	$62.17	$59.93	$58.80	$55.01	$60.12
Operating expenses of oil per bbl (3)(4)	$13.35	$20.12	$24.91	$20.14	$18.70
(1) 100% of product sales were oil
(2) Includes de minimis natural gas production from non-core properties from Colombia of 9,682 Mcf (1,614 boe) and 119,046 Mcf (19,841 boe) for each of the years ended December 31, 2022 and 2021, respectively. There was no gas production for the year ended December 31, 2023
(3) Operating expenses include operating and transportation expenses
(4) Covid-19 costs per bbl, which were presented separately for the year ended December 31, 2021, were re-classified back to operating and transportation costs to conform with December 31, 2023 and 2022 presentation

We prepared the estimate of a standardized measure of proved reserves in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 932, “Extractive Activities – Oil and Gas.”

Drilling Activities

The following table summarizes the results of our exploration and development drilling activity for the past three years. Wells labeled as “In Progress” for a year were in progress as of December 31, 2023, 2022, or 2021. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to Gran Tierra of productive wells compared to the costs of dry holes.

	2023	2022	2021
	Gross and Net	Gross and Net	Gross and Net
Colombia

Exploration
Productive	—	2	—
Dry	—	2	—

Development
Productive	15	20	18
In-progress	2	—	1

Service
Water injectors	8	8	3
	25	32	22

Ecuador

Exploration
Productive	—	2	—
	—	2	—
Total	25	34	22

Well Statistics

The following table sets forth our productive wells as of December 31, 2023:

	Oil Wells
	Gross	Net
Colombia (1)	303	269
Ecuador	2	2
	305	271
(1) Includes 80 gross and 75 net water injector wells and 104 gross and 102 net wells with multiple completions.

We commenced the execution of our 2024 capital program as planned, and as of February 15, 2024, have drilled three development wells in the Chaza Block and six in the Midas Block.

Developed and Undeveloped Acreage

At December 31, 2023, our acreage was located 91% in Colombia and 9% in Ecuador. The following table sets forth our developed and undeveloped oil and gas lease and mineral acreage as of December 31, 2023:

	Developed		Undeveloped (2)		Total
	Gross	Net	Gross	Net	Gross	Net
Colombia (1)	330,025	239,692	1,072,874	1,063,331	1,402,899	1,303,023
Ecuador (3)	—	—	138,239	138,239	138,239	138,239
Total	330,025	239,692	1,211,113	1,201,570	1,541,138	1,441,262
(1) Excludes our interest in one Block with a total of 0.1 million net acres for which government approval of relinquishment or sale was pending at December 31, 2023
(2) As of December 31, 2023, the exploration phase for 0.5 million gross and net undeveloped acres expires within the next three years, with an option to extend the exploration phase for 50% of the expired area
(3) During the year ended December 31, 2023, we started production in Ecuador which is executed under the evaluation permits of exploration phase, therefore the entire acreage for Ecuador is reported as undeveloped

Marketing and Major Customers

Colombia represents approximately 97% of our production with oil reserves and production located in the Middle Magdalena Valley (“MMV”) and Putumayo Basin. In MMV, our largest field is the Acordionero field, where we produce approximately 17° API oil, which represented 52% of total Company production for the year ended December 31, 2023. The Putumayo production is approximately 27° API for Chaza Block and 18° API for Suroriente Block, representing 25% and 13%, respectively, of the total Company production for the year ended December 31, 2023.

We have entered into numerous sales agreements for our production from MMV and the Putumayo Basin with domestic customers selling crude oil for export purposes. These agreements are subject to renegotiation terms between twelve and thirty months and generally contain mutual termination provisions with 90 days’ notice. The volume of crude oil contemplated in these sales agreements does not include the volume of oil corresponding to royalties taken in-kind and since October 2022 does include volumes relating to HPR royalties.

All of our Putumayo production is sold at the wellhead. The oil is picked up by the customer at the Company-operated truck loading stations located at our Costayaco battery or Santana station facilities in Putumayo North and at our Cohembi and Cumplidor fields in Putumayo South. In order to capture the best market value and optimize our netback, our marketing strategy is to sell a blend “Chaza Heavy” of the entire Putumayo production with an average quality of 25° API. Production from the Acordionero field in MMV is trucked and sold at various terminals or pipeline inlets and various distances from the Acordionero field, depending on our marketing strategy to optimize the value. Production from MMV minor fields is sold at wellhead.

In 2023, all of our MMV and Putumayo production was sold to one domestic marketer. The sales agreements for Putumayo and MMV production expire on March 31, 2025. The loss of any individual sales customer will not have a material adverse impact on our Company as customers can be substituted or we could market the crude directly ourselves.

During the fourth quarter of 2022, we commenced production in Ecuador, which contributed 3% of the total production for the year ended December 31, 2023. Bocachico produces approximately 19° API oil and Charapa produces approximately 28° API oil. All of Ecuador production was sold to two international marketers and is sold at port of shipment.

We receive revenues for our Colombian and Ecuador oil sales in U.S. dollars. Oil prices for sales of our crude oil are defined by agreements with the purchasers of the oil. They are based generally on an average price for crude oil, referenced to ICE Brent, with adjustments for differences in quality, specified fees, transportation fees, and transportation tax. Pipeline tariffs are denominated in U.S. dollars, while trucking costs are in Colombian Pesos in Colombia and U.S. dollars in Ecuador.

Competition

The oil and gas industry is highly competitive. We face competition from both local and multinational companies. This competition impacts our ability to acquire properties, contract drilling and other oil field equipment, and secure trained personnel. Many competitors, such as Colombian and Ecuadorian national oil companies, have greater financial and technical resources. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than we can, which could adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. There is substantial competition for land contracts, prospects, and resources in the oil and gas industry, and we compete to develop and produce those reserves cost-effectively. In addition, we compete to monetize our oil production: for transportation capacity and infrastructure to deliver our products, maintain a skilled workforce, and obtain quality services and materials.

Geographic Information

Based on the geographic organization, Colombia is the only reportable segment. We also have Participation Sharing Contracts (“PSCs”) for the three Blocks in Ecuador. For the years ended December 31, 2023, 2022 and 2021, the Ecuador business unit was not significant and was included in our Colombia reportable segment. Long-lived assets are Property, Plant and Equipment, which include all oil and gas assets, furniture and fixtures, automobiles, computer equipment, and capitalized leases. No long-lived assets are held in our country of domicile, which is the United States of America. Assets held by our corporate head office in Calgary, Alberta, Canada, were not significant as of December 31, 2023, and 2022 and were included in the Colombia reportable segment under “other” category. Because all of our exploration and development operations are in Colombia and

Ecuador, we face many risks associated with these operations. See Item 1A “Risk Factors” for risks associated with our foreign operations.

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

Colombia Administration

We operate in Colombia through Colombian branches of the following entities: Gran Tierra Energy Colombia GmbH, Gran Tierra Operations Colombia GmbH, and Gran Tierra Energy Resources Inc. These entities are currently qualified as operators of oil and gas properties by the ANH. The entities operate under a special regime for hydrocarbon companies in Colombia that entitle them to collect proceeds from oil sales abroad in U.S. dollars.

In Colombia, the ANH is the administrator of the hydrocarbons in the country, as delegated by the Ministry of Mining and Energy, and therefore is responsible for the administration of Colombian oil and gas contracts and managing all exploration lands. Ecopetrol, the Colombian national oil company, is a public company listed in the Colombian and United States stock markets, owned in majority by the state with the main purpose of exploring and producing hydrocarbons similar to any other integrated oil company. In addition, Ecopetrol is a major purchaser and marketer of oil in Colombia and directly or through its subsidiaries operates most of the oil pipeline transportation and refining infrastructure in the country. Ecopetrol Group also owns a majority stake in the Colombian energy transmission sector.

The ANH uses various forms of contracts, which provide full risk/reward benefits for the contractor. Under the terms of these contracts, the operator retains the right to produce all reserves, production, and income from any new exploration and evaluation block, subject to existing royalty and tax regulations. Each contract contains an exploration and a production periods. The exploration period contains a number of exploration phases, and each phase has an associated work commitment. The production period usually lasts 24 years from the declaration of a commercial hydrocarbon discovery. Such contracts may be terminated at election of the ANH on the failure of the contract holder to comply with certain material terms of the contract, such as failure to perform committed exploration operations or investments in accordance with the contract. Ecopetrol uses various forms of contracts, which contain exploration and development phases. Duration of contracts can be life of field or up to a specific date and the terms of such contracts vary depending on the type of contract. Under the Ecopetrol contract, the partner retains its working interest rights to produce all reserves, production and income from any new exploration and evaluation block, subject to existing royalty and tax regulations during the duration of such contract.

When operating under the ANH contract, the contractor is the owner of the hydrocarbons extracted from the contract area during the performance of operations, except for royalty volumes which are collected by the ANH (or its designee). The contractor can market the hydrocarbons in any manner whatsoever, subject to a limitation in the case of natural emergencies where the law specifies the manner of sale. Under the Ecopetrol contract, each party owns its working interest of the hydrocarbons extracted.

The contracts in place with ANH and Ecopetrol are agreements among both parties duly protected by regulation and, therefore, cannot be unilaterally adjusted at election of the Government. Contracts include the instances for remediation, arbitration and other protection measures. In addition, investment protection treaties and Colombian regulation protect the sanctity of the existing contract.

Ecuador Administration

We operate in Ecuador through the Ecuadorian branch of Gran Tierra Energy Colombia, GmbH.

In Ecuador, the Ministry of Energy and Mines (“MEM”) is responsible for signing oil and gas contracts and regulating the Ecuadorian oil and gas industry through the Agency for Regulation and Control of Energy and Non-Renewable Natural Resources.

The MEM uses service and participation contracts for the exploration and/or exploitation of hydrocarbons (“Participation Contracts”). We currently hold three Participation Contracts which provide for full risk for the contractor and production sharing with the MEM and contain an exploration and exploitation periods. The exploration period has an associated work commitment and lasts typically 4 years. The participation contracts include a provision to extend the exploration period for up to two years, on the grounds of, among others, delays caused by the Ecuadorian government in the environmental licensing procedures. In the second quarter of 2021, we received a two-year extension of the exploration period for all three Participation Contracts, under the aforementioned provision. The exploitation period usually lasts 20 years from the approval of the development plan for one of several commercial hydrocarbon discoveries. Such contracts may be terminated at the election of the MEM on the failure of the contract holder to comply with certain material terms of the contract, such as failure to perform committed exploration operations in accordance with the contract.

When operating under a participation contract, the contractor is the owner of the hydrocarbons extracted from the contract area during the performance of operations, except for the share of volumes owned by the MEM agreed under each contract.

Environmental Compliance

Our activities are subject to laws and regulations governing environmental compliance quality, waste and pollution control in the countries where we maintain operations. Our activities with respect to exploration, drilling, production facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil and other products, are subject to stringent environmental regulation by regional and federal authorities in Colombia and Ecuador. Such regulations relate to mandatory environmental impact studies, the discharge of pollutants into air and water, water use and management, the management of non-hazardous and hazardous waste, including its transportation, storage and disposal permitting for the construction of facilities, recycling requirements and reclamation standards, and the protection of certain plants and animal species as well as cultural resources and areas inhabited by indigenous people, among others. Risks are inherent in oil and gas exploration, development and production operations. These risks include blowouts, fires, or spills. Significant costs and liabilities may be incurred in connection with environmental compliance issues. Licenses and permits required for our exploration and production activities may not be obtainable on reasonable terms or in a timely basis, which could result in delays and have an adverse effect on our operations. Spills and releases of petroleum products into the environment can result in remediation costs and liability for damages. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and prospects. Moreover, violations of environmental laws and regulations can result in the issuance of administrative, civil or criminal fines and penalties, as well as orders or injunctions prohibiting some or all of our operations in affected areas. In addition, indigenous groups or other local organizations could oppose our operations in their communities, potentially resulting in delays which could adversely affect new developments. Governmental or judicial actions may influence the interpretation and enforcement of environmental laws and regulations and may thereby increase licensing and compliance costs. We do not expect that the cost of compliance with regional and federal provisions, which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment or natural resources, will be material to us.

We have implemented a company wide web-based reporting system which allows us to track incidents and respective corrective actions and associated costs. We have a Corporate Health, Safety, and Environmental Management Policy and Plan as well as a Corporate Environmental Management Plan (“EMP”). The EMP is based on the environmental performance standards of the World Bank International Finance Corporation and reflects best industry practices. We have an Environmental Management System which is ISO14001:2015 certified representing compliance with internationally recognized industry best practice, as well as the environmental risk management program and robust waste management procedures. Air, soil and water testing occurs regularly and environmental contingency plans have been prepared for all sites and transportation of oil. We have a regular quarterly reporting system, reporting to executive management as well as the Health Safety and Environment Committee of the Board of Directors. We have a schedule of internal and external audits and routine checking of practices and procedures and conduct emergency response exercises.

Human Capital Management

At December 31, 2023, we had 351 full-time employees (December 31, 2022 - 336): 94 located in the Calgary corporate office, 234 in Colombia (166 staff in Bogota and 68 field personnel), 23 in Ecuador (three staff in Quito and 20 field personnel). None of our employees are represented by labor unions, and we consider our employee relations to be good.

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

Workplace Practices and Policies

Gran Tierra is an equal opportunity employer committed to equality and sourcing local employees, contractors, and suppliers. We have a program to increase gender and diversity representation, including guidelines to prevent gender discrimination in selection and recruitment by contractors, incentives to promote the recruitment of women throughout the supply chain, training to increase the competitiveness of female employees and candidates, and guarantees of fair working conditions including schedules and salaries.

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

Compensation

We believe that all employees deserve competitive compensation and standard short and long-term incentives that enable employees to share success of the Company.

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

Item 1A. Risk Factors

Risks Related to our Business

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could cause temporary suspension of production and reduce our value

Substantially all of our revenues are derived from the sale of oil. The current and forward contract oil price is based on world demand, supply, weather, pipeline capacity constraints, inventory storage levels, geopolitical unrest, world health events and other factors, all of which are beyond our control. Historically, the market for oil has been volatile and is expected to remain so. Furthermore, prices which we receive for our oil sales, while based on international oil prices, are established by contracts with purchasers and include the deductions for quality differentials and transportation. The differentials and transportation costs can change over time and have a detrimental impact on realized prices.

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

We may be adversely affected by global epidemics or public health crises

Global epidemics and public health crises and fear of such events may adversely impact our operations and the global economy, including the worldwide demand for oil and natural gas. The extent to which our business, results of operations and financial condition will be affected by such events depend on future developments, many of which are outside of our control, such as the duration, severity, and sustained geographic spread of the virus, and the impact and effectiveness of governmental actions to contain and treat outbreaks, including government policies and restrictions; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties. To the extent any global epidemic or public health crisis may adversely affect our business, operations, financial condition and operating results, it may also have the effect of heightening the other risks described herein.

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

Unless we are able to replace our reserves and production, and develop and manage oil and natural gas reserves and production on an economically viable basis, our financial condition and results of operations will be adversely impacted

Our future success depends on our ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and therefore our cash flows and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. The value of our securities and our ability to raise capital will be adversely impacted if we are not able to replace our reserves that are depleted by production. We may not be able to develop, exploit, find or acquire sufficient additional reserves to replace our current and future production.

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

Both Colombia and Ecuador may experience future political and economic instability. Colombia has experienced social, economic and security turmoil related to security, guerilla and narcotrafficking. Political changes because of future electoral processes could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including but not limited to: the imposition of additional taxes as was the case in 2022; nationalization; changes in energy or environmental policies or the personnel administering them; changes in oil and natural gas pricing policies; and royalty changes or increases. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets or renegotiation or nullification of existing concessions and contracts. Any changes in the oil and gas or investment regulations and policies or a shift in political attitudes in Colombia or Ecuador are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit. Colombia has investment protection treaties in place with the United States and Canada as well as a history of sanctity of contracts.

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

We are vulnerable to risks associated with geographically concentrated operations

The vast majority of our production comes from four fields located in Colombia. For the year ended December 31, 2023, the Acordionero, Costayaco, Moqueta and Cohembi fields collectively generated 88% of our production and at December 31, 2023, these four fields accounted for 84% of our proved reserves. As a result of this concentration, we may be disproportionately exposed to the impact of, among other things, regional supply and demand factors including limitations on our ability to most profitably sell or market our oil to a smaller pool of potential buyers, delays or interruptions of production from wells in these areas caused by governmental regulation, community protests, guerrilla activities, processing or transportation capacity constraints, continued authorization by the government to explore and drill in these areas, severe weather events and the availability of drilling rigs and related equipment, facilities, personnel or services. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties.

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

Social disruptions or community disputes in our areas of operations may delay production and result in lost revenue

To enjoy the support and trust of local populations and governments, we must demonstrate a commitment to providing local employment, training and business opportunities; a high level of environmental performance; open and transparent communication; and a willingness to discuss and address community issues including community development investments that are carefully selected, not unduly costly and bring lasting social and economic benefits to the community and the area. Improper management of these relationships could lead to a delay or suspension of operations, loss of license or major impact to our reputation in these communities, which could adversely affect our business. We cannot ensure that such issues or disruptions will not be experienced in the future, and we cannot predict their potential impacts, which may include delays or loss of production, standby charges, stranded equipment, or damage to our facilities. We also cannot ensure that we will not experience protests or blockades erected by criminal groups or cultivators of illegal crops, in response to the Colombian government's eradication of such crops, if such crops are grown in proximity to roads required to access our operations. In addition, we must comply with legislative requirements for prior consultation with communities and ethnic groups who are affected by our proposed projects in Colombia and Ecuador. Notwithstanding our compliance with these requirements, we may be sued by such communities through a writ for protection of tutela in the Colombian courts for enhanced consultation, potentially leading to increased costs, operational delays and other impacts. In addition, several areas in Colombia have conducted Popular Consultations and essential referendums on extractive industries. The referendums were organized by opponents of the mining or oil and natural gas industries. It remains unclear to what extent such results can impact the exercise of mineral rights conferred by the national government. In 2023, the Colombian government is undertaking other peace process conversations with illegal groups in the country.

Security concerns in Colombia or Ecuador may disrupt our operations

Oil pipelines have historically been primary targets of terrorist activity in Colombia. Although a Peace Agreement was ratified by the Colombian government in 2016, the result of which was the demobilization and disarmament of the Revolutionary Armed Forces of Colombia (“FARC”), there continue to be examples of violence against pipelines and other infrastructure that has been attributed to former FARC dissident groups and other illegal groups. It is not currently known whether or to what degree violence will continue and whether and to what degree that violence may impact our operations. Notwithstanding the Peace Agreement ratified and the ongoing efforts to implement such Agreements, increased eradication by the Colombian government of illicit crops, as well as the continuing attempts by the Colombian government to reduce or prevent activity of guerrilla dissidents and of farmers, such efforts may not be successful and such activity may continue to disrupt our operations in the future or cause us higher security costs and could adversely impact our financial condition, results of operations or cash flows.

Colombia and Ecuador have experienced social turmoil related to changes in economic policy, which have resulted in illegal road blockades throughout the countries, and illegal invasions to private property and impacting regions where our operating activities are located. While blockages have been historically directed at the State, the resulting impact may hinder our ability to mobilize oil, personnel and equipment, resulting in temporary shut-in of production or negatively impacting our assets.

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

The threat and impact of cybersecurity incidents may adversely impact our operations and could result in information theft, data corruption, operational disruption, and/or financial loss

We use digital technologies and software programs to interpret seismic data, manage drilling rigs, conduct reservoir modeling and reserves estimation, as well as to process and record financial and operating data. We depend on digital technology, including information systems and related infrastructure as well as cloud application and services, to store, transmit, process and record sensitive information (including trade secrets, employee information and financial and operating data), communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil and gas reserves and for many other activities related to our business. The complexities of the technologies needed to explore for and develop oil and gas in increasingly difficult physical environments, and global competition for oil and gas resources make certain information attractive to thieves. Our business processes depend on the availability, capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs and therefore it is critical to our business that our facilities and infrastructure remain secure. While we have implemented strategies to mitigate impacts from these types of events, we cannot guarantee that measures taken to defend against cybersecurity risks and threats will be sufficient for this purpose. The ability of the information technology function to support our business in the event of a security breach or a disaster such as fire or flood and our ability to recover key systems and information from unexpected interruptions cannot be fully tested and there is a risk that, if such an event actually occurs, we may not be able to address immediately the repercussions of the breach or disaster. In that event, key information and systems may be unavailable for a number of days or weeks, leading to our inability to conduct business or perform some business processes in a timely manner. Moreover, if any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial condition or results of operations.

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

Risks Related to our Financial Condition

Our business requires significant capital expenditures, and we may not have the resources necessary to fund these expenditures

Our base capital program for 2024 is $210.0 million to $240.0 million for exploration and development activities. We expect to fund our 2024 capital program through cash flows from operations. Funding this program from cash flows from operations relies in part on Brent oil prices being $70 per barrel or greater. For the period from January 1 to February 15, 2024, the average price of Brent oil was $79.58 per barrel.

If cash flows from operations and cash on hand are not sufficient to fund our capital program, we may be required to seek external financing or to delay or reduce our exploration and development activities, which could impact production, revenues and reserves.

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

Public and investor sentiment towards climate change, fossil fuels and other Environmental, Social and Governance (“ESG”) matters could adversely affect our cost of capital and the price of our common stock

Certain numbers of investment community (including investment fund managers, sovereign wealth, pension and endowment funds, and individual investors) have promoted the divestment of fossil fuel equities and pressured lenders to cease or limit funding to companies engaged in the extraction of fossil fuel reserves, including recent divestment actions by several prominent New York State and New York public employee pension funds. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the oil and gas industry. Such environmental initiatives aimed at targeting climate changes could ultimately interfere with our access to capital and ability to finance our operations.

Some members of the investment community have increased their focus on ESG practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, Diversity, Equity and Inclusion (“DEI”) initiatives, and heightened governance standards. Furthermore, concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements for climate-related disclosures. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices, and mandatory reporting obligations could increase our compliance burden and costs. We publish a Sustainability Report, which outlines our progress and ongoing efforts to advance our ESG initiatives. Our disclosures on these matters rely on management’s expectations as of the date the statements are first made, as well as standards for measuring progress that are still in development, and may change or fail to be realized. These expectations and standards may continue to evolve.

A failure to meet goals or evolving stakeholder expectations of ESG practices and reporting may potentially harm our reputation and impact employee retention, customer relationships, and access to capital.

Foreign currency exchange rate volatility may affect our financial results

We sell our oil and natural gas production under agreements that are denominated mainly in U.S. dollars. Many of the operational and other expenses we incur, including current and deferred tax assets and liabilities in Colombia, are denominated in Colombian pesos. Most of our administration costs in Canada are incurred in Canadian dollars. As a result, we are exposed to translation risk when local currency transactions are translated to U.S. dollars, our reporting currency. An appreciation of local currencies can increase our costs and negatively impact our results from operations. Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. We are also exposed to transaction risk on settlement of payables and receivables denominated in foreign currency.

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

In Colombia, the ANH is delegated by the Ministry of Mining and Energy to offer and award new blocks through exploration and production (“E&P) and technical evaluation agreement contract terms. The new administration has stated that no new bid rounds for exploration blocks will be done until it is decided differently by the government. In addition, in 2023 the government issued a new decree eliminating the obligation of ANH to offer bid rounds for new blocks to Companies. Under new Colombia regulation, we may not be able to obtain new exploration licenses which can have adverse impact on our future exploration activities, production and operations.

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

If the United States imposes sanctions on Colombia or Ecuador in the future, our business may be adversely affected

Colombia is among several nations whose eligibility to receive foreign aid from the United States is dependent on its progress in stemming the production and transit of illegal drugs, which is subject to an annual review by the President of the United States. Although Colombia is currently eligible for such aid, it may not remain eligible in the future. A finding by the President that Colombia has failed demonstrably to meet its obligations under international counter-narcotic agreements may result in the imposition of economic and trade sanctions on Colombia which could result in adverse economic consequences in Colombia including potentially threatening our ability to obtain necessary financing to develop our Colombian properties, and could further heighten the political and economic risks associated with our operations there.

Regulations related to emissions and the impact of any changes in climate could adversely impact our business, including demand for our products, our financial condition and results of operations

Governments around the world have become increasingly focused on regulating greenhouse gas (“GHG”) emissions and addressing the impacts of climate change in some manner. GHG emissions legislation is emerging and is subject to change. For example, on an international level, in December 2015, almost 200 nations, including Colombia, agreed to an international climate change agreement in Paris, France (the “Paris Agreement”), that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets. Although it is not possible at this time to predict how this legislation or any new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that we produce. Current GHG emissions legislation has not resulted in material compliance costs; however, emissions, carbon and other regulations impacting climate and climate related matters are constantly evolving. It is not possible at this time to predict whether proposed legislation or regulations will be adopted, and any such future laws and regulations could result in additional compliance costs or additional operating restrictions. If we are unable to recover a significant amount of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse impact on our business, financial condition and results of operations. Significant restrictions on GHG emissions could result in decreased demand for the oil that we produce, with a resulting decrease in the value of our reserves. Increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the Company’s causation of or contribution to the asserted damage, or to other mitigating factors. Finally, although we strive to operate our business operations to accommodate expected climatic conditions, to the extent there are significant changes in the Earth’s climate, such as more severe or frequent weather conditions in the markets we serve or the areas where our assets reside, we could incur increased expenses, our operations could be materially impacted, and demand for our products could fall. In 2023, El-Niño-induced drought across Colombia, the decrease in power generated from hydroelectricity increased power costs, which resulted in higher operating expenses.

Risks Related to Ownership of our Common Stock

Shares of our Common Stock are listed on the NYSE American, the Toronto Stock Exchange (“TSX”) and the London Stock Exchange (“LSE”) and investors seeking to take advantage of price differences between such markets may create unexpected volatility in market prices

Shares of our Common Stock are listed on the NYSE American, the TSX and the LSE. While the shares of Common Stock are traded on such markets, the price and volume levels could fluctuate significantly on any market independently of the price or trading volume on other markets. Investors could seek to sell or purchase shares of Common Stock to take advantage of any price differences between the NYSE American, the TSX and the LSE through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in the price of the shares of Common Stock on any of these exchanges or the volume of shares of Common Stock available for trading on any of these markets. In addition, shareholders in any of these jurisdictions will not be able to transfer such shares of Common Stock for trading on another market without effecting necessary procedures with our transfer agent or registrar. This could result in time delays and additional cost for shareholders of the Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Governance

Board of Directors

The Board of Directors (“the Board”) has delegated the primary responsibility to oversee risks from cybersecurity threats to the Audit Committee. The Board and Audit Committee regularly review the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The Board and Audit Committee are updated on a quarterly basis by Vice President, Corporate Services on the Company’s internal information technology (“IT”) security testing, any unauthorized attempts to access the Company’s network, any significant developments in cyber security risks and threats, and updates on the Company’s policies and procedures for protecting the Company’s data. We also have processes by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Board and Audit Committee. All incidents are reported to the Executive Officers (including the President and Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer) who assess the severity and what measures and procedures are necessary.

As part of the Company’s enterprise risk management, the Board of the Company receives, reviews and assesses reports from the Board’s committees and from management relating to enterprise-level risks. The Audit Committee reports its cybersecurity risk assessments to the full Board at each regularly scheduled Board meeting.

Management

The Executive Officers and Vice President, Corporate Services are involved in all significant and appropriate cybersecurity decisions on the implementation and design of our IT architecture. Vice President, Corporate Services, along with support from the Director of IT, is responsible for the assessment and management of risks from cybersecurity threats and oversees the implementation of IT processes, which includes cybersecurity, into the core business of the Company. The Director of IT has extensive cybersecurity knowledge and skills gained from over 20 years of relevant work experience. The Director of IT discusses all potential changes to the Company’s controls or detection systems with the Vice President, Corporate Services prior to implementation. The Vice President, Corporate Services is updated by the Director of IT on a regular basis regarding trends in technology and cybersecurity threats or any potential changes to the Company’s cybersecurity program. The Director of IT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through a number of experienced direction systems and third party cybersecurity providers. The Vice President, Corporate Services also attends certain meetings of the Audit Committee to report information on material risks from cybersecurity threats. None of our critical core business activities that impact production, transportation or sales of oil and gas are remotely controlled.

Risk Management and Strategy

We have implemented a cybersecurity program to assess, identify, mitigate and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems. As part of this program, we have processes in place that include a variety of controls, systems, and technologies designed to prevent or mitigate data loss, theft, misuse, or other cybersecurity incidents affecting the data we collect, process, store, and transmit as part of our business. We conduct penetration testing and cybersecurity audits, and require all employees to undertake data protection and cybersecurity training on an annual basis. We also use systems and processes designed to oversee and identify risks associated with our use of third-party service providers, including with respect to the occurrence of a cybersecurity incident at a third-party service provider or that otherwise implicates a third-party technology or system we use. We contract cybersecurity specialists to review and implement controls and structural mechanisms in order to enhance our cybersecurity program, and protect against and detect cybersecurity threats.

To our knowledge, we have not experienced any risks from cybersecurity threats or incidents through the date of this annual report that have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operation or financial condition. This does not guarantee that future incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact.

Additional information on cybersecurity risks we face is discussed in “Risk Factors” in Item 1A, which should be read in conjunction with the foregoing information.

Item 3. Legal Proceedings

We have several lawsuits and claims pending. The outcome of the lawsuits and disputes cannot be predicted with certainty; We believe the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. We record costs as they are incurred or become probable and determinable.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Set forth below is information regarding our executive officers as of February 15, 2024:

Name	Age	Position
Gary S. Guidry	68	President and Chief Executive Officer, Director
Ryan Ellson	48	Chief Financial Officer and Executive Vice President, Finance
Sebastien Morin	47	Chief Operating Officer
Phillip Abraham	53	Vice President, Legal and Business Development
James Evans	58	Vice President, Corporate Services

•Gary S. Guidry, President and Chief Executive Officer, Director. Mr. Guidry has been Gran Tierra’s Chief Executive Officer and President since May 7, 2015. From July 2011 to July 2014, Mr. Guidry served as President and Chief Executive Officer of Caracal Energy Inc. Mr. Guidry also served as President and CEO of Orion Oil & Gas Corp. from October 2009 to July 2011, Tanganyika Oil Corp. from May 2005 to January 2009, and Calpine Natural Gas Trust from October 2003 to February 2005. As Chief Executive Officer of these companies, Mr. Guidry was responsible for overseeing all aspects of the respective company’s business. Mr. Guidry currently sits on the board of Africa Oil Corp. (since April 2008) where he also serves as a member of the Audit Committee. Mr. Guidry was on the board of PetroTal Corp. from December 2017 until September 2022. From September 2010 to October 2011, Mr. Guidry served on the board of Zodiac Exploration Corp., from October 2009 to March 2014, he served on the board of TransGlobe Energy Corp., and from February 2007 to May 2018, he served on the board of Shamaran Petroleum Corp. Prior to these positions, Mr. Guidry served as Senior Vice President and subsequently President of Alberta Energy Company International, and President and General Manager of Canadian Occidental Petroleum’s Nigerian operations. Mr. Guidry has directed exploration and production operations in Yemen, Syria and Egypt and has worked for oil and gas companies around the world in the U.S., Colombia, Ecuador, Venezuela, Argentina and Oman. Mr. Guidry is an Alberta-registered professional engineer (P. Eng.) and holds a B.Sc. in petroleum engineering from Texas A&M University.

•Ryan Ellson, Chief Financial Officer and Executive Vice President, Finance. Mr. Ellson has been Gran Tierra’s Chief Financial Officer since May 2015. Mr. Ellson has over 24 years of experience in a broad range of international corporate finance and accounting roles. Mr. Ellson is currently a Director of Canary Biofuels and Beyond Renewables (both private companies) and until September 2022 was a Director at PetroTal Corp. (since December 2017). From July 2014 until December 2014 Mr. Ellson was Head of Finance for Glencore E&P (Canada) Inc. and prior thereto Vice President, Finance at Caracal Energy Inc.(“Caracal”), a London Stock Exchange (“LSE”) listed company with operations in Chad, Africa from August 2011 until July 2014. Glencore E&P (Canada) purchased Caracal in July 2014. Mr. Ellson has held management and executive positions with companies operating in Chad, Egypt, India and Canada. Mr. Ellson is a Chartered Professional Accountant and holds a Bachelor of Commerce and a Masters of Professional Accounting from the University of Saskatchewan. Mr. Ellson has completed the Leadership for Senior Executives program at Harvard Business School and the General Management Program at the Wharton School of the University of Pennsylvania.

•Sebastien Morin, Chief Operating Officer. Mr. Morin was appointed as Gran Tierra’s Chief Operations Officer on November 6, 2023. Mr. Morin has more than 20 years of experience in the oil and gas industry in various management positions. Prior to his appointment as Chief Operating Officer of the Company, Mr. Morin served as President and Chief Operating Officer at WesternZagros Resources, a privately-owned petroleum operating company with production sharing contracts in the Kurdistan region of Iraq, from October 2021 to October 2023. Prior to his role at WesternZagros, Mr. Morin was Vice President Global Drilling and Completions at Gran Tierra, leading up to that he held progressively more senior positions at Gran Tierra in Colombia and in the Corporate Office in Calgary from August 2014 to September 2021. From May 2001 to July 2014, Mr. Morin worked at Imperial Oil (Esso) and ExxonMobil, where he achieved more senior technical and managerial positions in upstream and downstream including roles in drilling and completions, reservoir development, production, customer service and distribution, mostly onshore but also with experience offshore in the Gulf of Mexico. Mr. Morin has a Bachelor of Science degree in Geological Engineering from the University of Waterloo in 2001.

•Phillip Abraham, Vice President, Legal and Business Development. Mr. Abraham has been with Gran Tierra in a variety of roles since January 2016 and, in addition to his current role as Vice President, Legal and Business Development, is also Gran Tierra’s Corporate Secretary. He is a lawyer with over 25 years of corporate and legal experience. His legal experience includes positions at prominent law firms and is broadly based with a focus on international energy law. Mr. Abraham’s corporate experience extends to a variety of leadership positions with Cenovus Energy, Encana Corporation and Nexen Inc. His experience in oil and gas includes onshore and offshore projects located in Canada and various international jurisdictions in Latin America, Europe, Africa, Asia and the Middle East. Mr. Abraham is a member of Law Society of Alberta, holds both a B.A. and an LL.M. from the University of Calgary and a LL.B. from the University of Victoria, and was first called to the bar in British Columbia in 1997. He is credited as the author of various publications and has presented in numerous professional forums.

•James Evans, Vice President, Corporate Services. Mr. Evans has been Gran Tierra’s Vice President, Corporate Services, since May 2015. Mr. Evans has over 30 years of experience including working the last 19 years in the international oil and gas industry. Most recently, Mr. Evans was the Head of Compliance & Corporate Services for Glencore E&P (Canada) Inc. from July 2014 to December 2014, and prior thereto Vice President of Compliance & Corporate Services at Caracal Energy Inc. from July 2011 to June 2014 where he oversaw the execution of corporate strategy and goals, developed and implemented a robust corporate compliance program, and managed all aspects of IT, document control, security and administration. Mr. Evans also managed the recruitment, training and retention of staff in both Calgary and Chad. He oversaw the growth of Caracal Energy from seven employees to more than 400 at the time of sale to Glencore. Prior to Caracal, Mr. Evans held senior management and executive positions at Orion Oil and Gas and Tanganyika Oil, with operating experience in Egypt, Syria and Canada. Mr. Evans holds a Bachelor of Commerce degree from the University of Calgary.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock trade on the NYSE American, the TSX and on the LSE under the symbol “GTE”.

As of February 15, 2024, there were approximately 32 holders of record of shares of our Common Stock and 32,246,501 shares outstanding with $0.001 par value.

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

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2023	—	$—	—	3,234,914
November 1-30, 2023	755,790	$6.34	755,790	2,479,124
December 1-31, 2023	286,014	$5.87	286,014	2,193,110
Total	1,041,804	$6.21	1,041,804	2,193,110
(1) Including commission fees paid to the broker to re-purchase the shares of Common Stock.
(2) On October 31, 2023, we implemented a share re-purchase program (the “2023 Program”) through the facilities of the TSX, the NYSE American or alternative trading programs in Canada or the United States commencing November 3, 2023 and ending on November 2, 2024. Under the 2023 Program, we are able to purchase at prevailing market prices up to 3,234,914 shares of Common Stock, representing approximately 10% of the public float of common shares as of October 20, 2023.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements and Supplementary Data” as set out in Part II, Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses items related to the fiscal year ended December 31, 2023, and year-to-year comparisons between the fiscal years ended December 31, 2023, and 2022, respectively. Discussions of items related to the fiscal year ended December 31, 2022 and year-to-year comparisons between the fiscal years ended December 31, 2022 and 2021, respectively, that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. On May 5, 2023, the Company completed 1-for-10 reverse stock split of the Company’s Common Stock. As a result of the reverse stock split, every ten of the Company’s issued shares of Common Stock were automatically combined into one issued share of Common Stock. All share and per share data included in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.

Overview

We are a company focused on oil and gas exploration and production with assets currently in Colombia and Ecuador. Our Colombian properties represented 94% of our proved reserves NAR at December 31, 2023. For the year ended December 31, 2023, 97% of our revenue was generated in Colombia (2022 - 100% and 2021 -100%). We are headquartered in Calgary, Alberta, Canada.

As of December 31, 2023, we had estimated proved reserves NAR of 74.3 MMBOE, a 13% increase from the prior year, of which 53% were proved developed reserves and 100% were oil.

Financial and Operational Highlights

Key Highlights

•Net loss in 2023 was $6.3 million or $(0.19) per share basic and diluted compared to a net income of $139.0 million or $3.81 per share basic and $3.76 per share diluted in 2022
•Income before income taxes in 2023 was $106.2 million compared to $244.9 million in 2022
•Adjusted EBITDA(2) for 2023 was $399.4 million compared to $481.9 million in 2022
•In 2023, we re-purchased 1.3 million and 1.0 million shares of Common Stock through the 2022 and 2023 share re-purchase programs, representing about 4% and 3%, respectively, of shares outstanding as of December 31, 2023
•Our total 2023 average production NAR was 26,099 BOPD, an increase from 23,815 BOPD in 2022 as a result of successful drilling and workover campaigns in all major fields, and increased production in Ecuador
•Our total 2023 oil sales volumes NAR increased by 9% to 25,947 BOPD compared to 23,696 BOPD in 2022
•Oil sales for 2023 decreased by 10% to $637.0 million compared to $711.4 million in 2022, primarily as a result of a 17% decrease in Brent price and higher Castilla and Vasconia differentials, partially offset by 9% increase in sales volumes and lower transportation discounts
•Oil sales per bbl for 2023 were $67.26, 18% lower compared to 2022, as a result of a decrease in benchmark oil prices
•In 2023, we generated net cash provided by operating activities of $228.0 million, a decrease of 47% from $427.7 million in 2022
•During 2023, the Company generated $57.9 million of free cash flow(2) which was used for debt reduction and share re-purchases
•Operating expenses per bbl for 2023 were $19.73, 5% higher compared to 2022, primarily due to higher lifting costs attributed to road and pipeline maintenance, power generation and equipment rental, offset by lower workovers. Total operating expenses were $186.9 million in 2023, compared to $162.4 million in 2022, representing a 15% increase
•Quality and transportation discounts per bbl decreased in 2023 to $14.90 when compared to $16.79 in 2022. The decrease was due to the utilization of more favorable delivery points than in 2022
•Transportation expenses per bbl for 2023 increased by 31% to $1.54 compared to $1.18 in 2022, primarily due to utilization of new transportation routes in Colombia and Ecuador related to exploration wells and the depreciation of U.S. dollar against the Colombian peso during 2023
•General and administrative (“G&A”) expenses before stock-based compensation per bbl for 2023 increased by 15% to $4.24 compared to $3.69 in 2022 due to business development activities, higher salaries related to increased headcount in Ecuador to support ramp-up of operations and the strengthening of the Colombian peso during 2023. G&A expenses before stock-based compensation were $40.1 million in 2023 compared to $31.9 million in 2022, representing a 26% increase
•Capital expenditures decreased by $17.7 million or 7% to $218.9 million compared to 2022 due to a more condensed drilling program during 2023

(Thousands of U.S. Dollars, unless otherwise noted)	Year Ended December 31,
	2023	% Change	2022	% Change	2021
SEC Compliant Reserves, NAR (MMBOE)
Estimated proved oil and gas reserves	74	12	66	(1)	67

Estimated probable oil and gas reserves	46	28	36	—	36

Estimated possible oil and gas reserves	49	26	39	26	31

Average Consolidated Daily Volumes (BOPD)
Working interest (“WI”) production before royalties	32,647	6	30,746	16	26,507
Royalties	(6,548)	(6)	(6,931)	41	(4,919)
Production NAR	26,099	10	23,815	10	21,588
(Increase) decrease in inventory	(152)	(28)	(119)	(1,290)	10
Sales (1)	25,947	9	23,696	10	21,598

Net (Loss) Income	$(6,287)	(105)	$139,029	227	$42,482

Operating Netback
Oil sales	$636,957	(10)	$711,388	50	$473,722
Operating expenses	(186,864)	15	(162,385)	20	(135,722)
Transportation expenses	(14,546)	43	(10,197)	(12)	(11,618)
Operating netback (2)	$435,547	(19)	$538,806	65	$326,382

G&A Expenses Before Stock-Based Compensation	$40,124	26	$31,908	15	$27,867
G&A Stock-Based Compensation	$5,722	(37)	$9,049	8	$8,396
Adjusted EBITDA (2)	$399,355	(17)	$481,882	101	$240,134
Net Cash Provided By Operating Activities	$227,992	(47)	$427,711	75	$244,834
Funds Flow From Operations (2)	$276,785	(24)	$366,024	96	$186,485
Capital Expenditures	$218,882	(7)	$236,604	58	$149,879

	As at December 31,
(Thousands of U.S. Dollars)	2023	% Change	2022	% Change	2021
Cash and cash equivalents	$62,146	(51)	$126,873	386	$26,109

Credit facility	$36,364	100	$—	(100)	$67,500

Senior Notes	$536,619	(7)	$579,909	(3)	$600,000
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

EBITDA, as presented, is defined as net income or loss adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense, and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for non-cash lease expense, lease payments, foreign exchange gains or losses, unrealized derivative instruments gains or losses, other financial instruments gains or losses, other non-cash gains or losses, and stock-based compensation expense. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is a useful supplemental information for investors to analyze our performance and financial results. A reconciliation from net income or loss to EBITDA and adjusted EBITDA is as follows:

	Year Ended			Three Months Ended
	December 31,			December 31,		September 30,
(Thousands of U.S. Dollars)	2023	2022	2021	2023	2022	2023
Net (loss) income	$(6,287)	$139,029	$42,482	$7,711	$33,275	$6,527
Adjustments to reconcile net (loss) income to EBITDA and Adjusted EBITDA
DD&A expenses	215,584	180,280	139,874	52,635	51,781	55,019
Interest expense	55,806	46,493	54,381	17,789	10,750	13,503
Income tax expense (recovery)	112,447	105,906	(19,346)	5,499	5,966	40,333
EBITDA (non-GAAP)	$377,550	$471,708	$217,391	$83,634	$101,772	$115,382
Non-cash lease expense	4,967	2,818	1,667	1,479	809	1,235
Lease payments	(3,018)	(1,666)	(1,621)	(1,100)	(532)	(676)
Foreign exchange loss	11,822	2,578	20,477	3,696	2,092	1,717
Unrealized derivative instruments gain	—	—	(9,589)	—	—	—
Other financial instruments loss (gain)	15	(7)	3,369	15	(7)	—
Other non-cash loss (gain)	2,297	(2,598)	44	3,266	—	(354)
Stock-based compensation expense	5,722	9,049	8,396	1,974	2,673	1,931
Adjusted EBITDA (non-GAAP)	$399,355	$481,882	$240,134	$92,964	$106,807	$119,235

Funds flow from operations, as presented, is defined as net income or loss adjusted for DD&A expenses, deferred tax expense or recovery, stock-based compensation expense, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gains or losses, unrealized derivative instruments gains or losses, other financial instruments gains or losses, and other non-cash gains or losses. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. Free cash flow, as presented, is defined as funds flow less capital expenditures. Management uses this financial measure to analyze cash flow generated by our principal business activities after capital requirements and believes that this financial measure is also useful supplemental information for investors to analyze our performance and financial results. A reconciliation from net income or loss to funds flow from operations and free cash flow is as follows:

	Year Ended			Three Months Ended,
	December 31,			December 31,		September 30,
(Thousands of U.S. Dollars)	2023	2022	2021	2023	2022	2023
Net (loss) income	$(6,287)	$139,029	$42,482	$7,711	$33,275	$6,527
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	215,584	180,280	139,874	52,635	51,781	55,019
Deferred tax expense (recovery)	56,759	25,340	(23,825)	13,517	(11,528)	13,990
Stock-based compensation expense	5,722	9,049	8,396	1,974	2,673	1,931
Amortization of debt issuance costs	5,831	3,528	3,809	2,437	759	1,594
Non-cash lease expense	4,967	2,818	1,667	1,479	809	1,235
Lease payments	(3,018)	(1,666)	(1,621)	(1,100)	(532)	(676)
Unrealized foreign exchange (gain) loss	(5,085)	10,251	21,879	2,729	4,113	(266)
Unrealized derivative instruments gain	—	—	(9,589)	—	—	—
Other financial instruments loss (gain)	15	(7)	3,369	15	(7)	—
Other non-cash loss (gain)	2,297	(2,598)	44	3,266	—	(354)
Funds flow from operations (non-GAAP)	$276,785	$366,024	$186,485	$84,663	$81,343	$79,000
Capital expenditures	$218,882	$236,604	$149,879	$39,175	$72,887	$43,080
Free cash flow (non-GAAP)	$57,903	$129,420	$36,606	$45,488	$8,456	$35,920

Consolidated Results of Operations

	Year Ended December 31,
(Thousands of U.S. Dollars)	2023	% Change	2022	% Change	2021
Oil sales	$636,957	(10)	$711,388	50	$473,722
Operating expenses	186,864	15	162,385	20	135,722
Transportation expenses	14,546	43	10,197	(12)	11,618
Operating netback (1)	435,547	(19)	538,806	65	326,382

DD&A expenses	215,584	20	180,280	29	139,874
G&A expenses before stock-based compensation	40,124	26	31,908	15	27,867
G&A stock-based compensation expense	5,722	(37)	9,049	8	8,396
Foreign exchange loss	11,822	359	2,578	(87)	20,477
Derivative instruments loss	—	(100)	26,611	(46)	48,838
Other financial instruments loss (gain)	15	314	(7)	(100)	3,369
Interest expense	55,806	20	46,493	(15)	54,381
	329,073	11	296,912	(2)	303,202

Other (loss) gain	(2,297)	(188)	2,598	6,005	(44)
Interest income	1,983	348	443	100	—
Income before income taxes	106,160	(57)	244,935	959	23,136

Current income tax expense	55,688	(31)	80,566	1,699	4,479
Deferred income tax expense (recovery)	56,759	124	25,340	206	(23,825)
Total income tax expense (recovery)	112,447	6	105,906	647	(19,346)

Net (loss) income	$(6,287)	(105)	$139,029	227	$42,482

Sales Volumes (NAR)
Total sales volumes, BOPD	25,947	9	23,696	10	21,598

Brent Price per bbl	$82.16	(17)	$99.04	40	$70.95

Consolidated Results of Operations per bbl Sales Volumes (NAR)
Oil sales	$67.26	(18)	$82.25	37	$60.09
Operating expenses	19.73	5	18.77	9	17.22
Transportation expenses	1.54	31	1.18	(20)	1.48
Operating netback (1)	45.99	(26)	62.30	51	41.39

DD&A expenses	22.76	9	20.84	17	17.74
G&A expenses before stock-based compensation	4.24	15	3.69	5	3.53
G&A stock-based compensation expense	0.60	(43)	1.05	(2)	1.07
Foreign exchange loss	1.25	317	0.30	(88)	2.60
Derivative instruments loss	—	(100)	3.08	(50)	6.19
Other financial instruments loss	—	—	—	(100)	0.43
Interest expense	5.89	9	5.38	(22)	6.90
	34.74	1	34.34	(11)	38.46

Other (loss) gain	(0.24)	(180)	0.30	3,100	(0.01)
Interest income	0.21	320	0.05	100	—
Income before income taxes	11.22	(60)	28.31	870	2.92

Current income tax expense	5.88	(37)	9.31	1,533	0.57
Deferred income tax expense (recovery)	5.99	104	2.93	197	(3.02)
Total income tax expense (recovery)	11.87	(3)	12.24	600	(2.45)
Net (loss) income	$(0.65)	(104)	$16.07	199	$5.37

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

Oil Production and Sales Volumes, BOPD

	Year Ended December 31,
Average Daily Volumes (BOPD)	2023	2022	2021
WI production before royalties	32,647	30,746	26,507
Royalties	(6,548)	(6,931)	(4,919)
Production NAR	26,099	23,815	21,588
(Increase) decrease in inventory	(152)	(119)	10
Sales	25,947	23,696	21,598

Royalties, % of working interest production before royalties	20%	23%	19%

Oil production NAR for the year ended December 31, 2023, increased by 10% to 26,099 BOPD compared to 23,815 in 2022. The increase in production was a result of successful drilling and workover campaigns in all major fields, and increased production in Ecuador.

Royalties as a percentage of production for the year ended December 31, 2023, decreased compared to 2022 commensurate with the decrease in benchmark oil prices and the price sensitive royalty regime in Colombia.

Oil production NAR for the year ended December 31, 2022, increased by 10% to 23,815 BOPD compared to 21,588 BOPD in 2021. Production increased as a result of successful drilling and workover campaigns in Acordionero and Costayaco fields, less disruptions from blockades in Suroriente and production from exploration success in Ecuador.

WI Production
40,000
32,000
24,000
16,000
8,000
—
Average Daily Volumes (BOPD)
26%
24%
22%
20%
18%
16%
Royalties as a % of Production
26,507
30,746
32,647
19%
23%
20%
Year Ended 2021
Year Ended 2022
Year Ended 2023

NAR Production By Block, Year Ended December 31, 2023

Ecuador, 3%
Other, 6%
Suroriente, 13%
Midas, 53%
Chaza, 25%
Midas
Chaza
Suroriente
Other
Ecuador

The Midas Block includes the Acordionero field, the Suroriente Block includes the Cohembi field, and the Chaza Block includes the Costayaco and Moqueta fields. Ecuador includes the Charapa, Chanangue and Iguana Blocks.

Oil Sales

Oil sales for the year ended December 31, 2023, decreased by 10% to $637.0 million compared to $711.4 million in 2022, primarily as a result of a 17% decrease in Brent price and higher Castilla and Vasconia differentials partially offset by 9% higher sales volumes and lower transportation discounts in 2023. Castilla and Vasconia differentials increased to $10.22 and $5.39 from $9.81 and $4.99 per bbl in 2022, respectively. During the year ended December 31, 2023, we commenced sales in Ecuador which were subject to a $9.91 per bbl Oriente differential.

On a per bbl basis, average realized prices decreased by 18% to $67.26 for the year ended December 31, 2023, compared to $82.25 in 2022, primarily as a result of the decrease in benchmark oil prices and higher Castilla and Vasconia differentials in 2023.

Oil sales for the year ended December 31, 2022, increased by 50% to $711.4 million compared to $473.7 million in 2021, primarily as a result of a 40% increase in Brent price, 10% higher sales volumes, partially offset by 55% higher quality and transportation discounts in 2022. Castilla and Vasconia differentials increased to $9.81 and $4.99 from $5.74 and $3.52, respectively, per bbl in 2021.

On a per bbl basis, average realized prices increased by 37% to $82.25 for the year ended December 31, 2022, compared to $60.09 in 2021, primarily as a result of the increase in benchmark oil prices, offset by higher Castilla and Vasconia differentials in 2022.

The following table shows the effect of changes in realized price and sales volumes on our oil sales for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2023	2022	2021
Oil sales for the comparative year	$711,388	$473,722	$237,838
Realized sales price (decrease) increase effect	(141,997)	191,664	219,641
Sales volume increase effect	67,566	46,002	16,243
Oil sales for the current year	$636,957	$711,388	$473,722

Operating Expenses

Operating expenses for the year ended December 31, 2023, increased by 15% to $186.9 million compared to $162.4 million in 2022. On a per bbl basis, despite significant inflationary pressures operating expenses only increased by only 5% or $0.96 to $19.73 compared to $18.77 in the prior year, primarily as a result of $2.23 per bbl higher lifting costs associated with road and pipeline maintenance, power generation attributed to higher compressed natural gas purchases, diesel tariffs and equipment rental associated with testing exploratory wells, offset by $1.27 per bbl of lower workovers. As a result of an El-Niño-induced drought, power costs have increased across Colombia, which relies on hydroelectricity for more than two-thirds of its installed power capacity. In addition, operating costs increased as a result of the depreciation of U.S. dollar against the Colombian peso in 2023.

Operating expenses for the year ended December 31, 2022, increased by 20% to $162.4 million compared to $135.7 million in 2021. On a per bbl basis, operating expenses increased by 9% or $1.55 to $18.77 compared to $17.22 in 2021, primarily as a result of $0.48 per bbl higher workovers and $1.07 per bbl higher lifting costs mainly attributed to higher power generation due to increased activities attributed to higher production and water flood program in all major fields.

Operating Expenses
$200.0
$150.0
$100.0
$50.0
$—
$ Millions
$20.00
$19.00
$18.00
$17.00
$/bbl
$135.7
$17.22
$162.4
$18.77
$186.9
$19.73
Year Ended 2021
Year Ended 2022
Year Ended 2023
Operating Expenses
Operating Expenses ($/bbl)

Transportation Expenses

We have options to sell our oil through multiple pipelines and trucking routes. Each transportation route has varying effects on realized price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia and Ecuador using each transportation method for each of the three years ended December 31, 2023:

	Year Ended December 31,
	2023	2022	2021
Volume transported through pipelines	2%	—%	12%
Volume sold at wellhead	47%	47%	34%
Volume transported via truck to pipelines	51%	53%	54%
	100%	100%	100%

Colombian volumes transported through pipelines or via trucks receive a higher realized price but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expense. Volumes sold in Ecuador are transported via pipeline. We focus on maximizing operating netback (1) per bbl when choosing a transportation method.

Transportation expenses for the year ended December 31, 2023, increased by 43% to $14.5 million or by $0.36 to $1.54 per bbl compared to $10.2 million or $1.18 per bbl in 2022, as a result of the utilization of new transportation routes related to sales from exploration wells in Colombia and Ecuador, the depreciation of the U.S. dollar against the Colombian peso and higher sales volumes.

Transportation expenses for the year ended December 31, 2022, decreased by 12% to $10.2 million or by $0.30 per bbl to $1.18 per bbl compared to $11.6 million or $1.48 per bbl in 2021. The decrease in transportation expenses per bbl was a result of the higher volumes sold at the wellhead and higher sales volumes in 2022 compared to the corresponding year of 2021. In addition, during 2021, alternative transportation routes were utilized due to maintenance of the Impala terminal, which had higher transportation costs per bbl.

Transportation Expenses
$16.0
$12.0
$8.0
$4.0
$—
$ Million
$2.00
$1.75
$1.50
$1.25
$1.00
$/bbl
$11.6
$10.2
$14.5
$1.48
$1.18
$1.54
Year Ended 2021
Year Ended 2022
Year Ended 2023
Transportation Expenses
Transportation Expenses ($/bbl)

The following table shows the variance in our average realized price net of transportation expenses in Colombia and Ecuador for each of the three years ended December 31, 2023:

	Year Ended December 31,
(U.S. Dollars per bbl Sales Volumes NAR)	2023	2022	2021
Average Brent price	$82.16	$99.04	$70.95

Average realized price, net of transportation expenses for the comparative period	$81.07	$58.61	$30.78
(Decrease) increase in benchmark prices	(16.88)	28.09	27.74
Decrease (increase) in quality and transportation discounts	1.89	(5.93)	0.12
(Increase) decrease in transportation expense	(0.36)	0.30	(0.03)
Average realized price, net of transportation expenses for the year	$65.72	$81.07	$58.61

Average realized price, net of transportation expenses as a % of Brent	80%	82%	83%

Operating Netbacks

	Year Ended December 31,
Consolidated	2023	2022	2021
(Thousands of U.S. Dollars)
Oil sales	$636,957	$711,388	$473,722
Transportation expenses	(14,546)	(10,197)	(11,618)
	622,411	701,191	462,104
Operating expenses	(186,864)	(162,385)	(135,722)
Operating netback (1)	$435,547	$538,806	$326,382

(U.S. Dollars per bbl Sales Volumes NAR)
Brent	$82.16	$99.04	$70.95
Quality and transportation discounts	(14.90)	(16.79)	(10.86)
Average realized price	67.26	82.25	60.09
Transportation expenses	(1.54)	(1.18)	(1.48)
Average realized price, net of transportation expenses	65.72	81.07	58.61
Operating expenses	(19.73)	(18.77)	(17.22)
Operating netback (1)	$45.99	$62.30	$41.39

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

Change in Operating Netback from the Year Ended 2022 to 2023
$/bbl
$80.00
$60.00
$40.00
$20.00
$0.00
$62.30
$(14.99)
$(0.36)
$(0.96)
$45.99
Year Ended 2022 Netback
Revenue
Transportation Expenses
Operating Expenses
Year Ended 2023 Netback

Change in Operating Netback from the Year Ended 2021 to 2022
$80.00
$60.00
$40.00
$20.00
$0.00
$/bbl
$41.39
$22.16
$0.30
$(1.55)
$62.30
Year Ended 2021 Netback
Revenue
Transportation Expenses
Operating Expenses
Year Ended 2022 Netback

Quality and Transportation Discounts & Transportation Expenses
$20.00
$15.00
$10.00
$5.00
$0.00
$/bbl
$12.34
$1.48
$10.86
$17.97
$1.18
$16.79
$16.44
$1.54
$14.90
Year Ended 2021
Year Ended 2022
Year Ended 2023
Total Transportation Expenses and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

DD&A Expenses

	Year Ended December 31,
	2023	2022	2021
DD&A Expenses, Thousands of U.S. Dollars	$215,584	$180,280	$139,874
DD&A Expenses, U.S. Dollars per bbl	$22.76	$20.84	$17.74

DD&A expenses for the year ended December 31, 2023, increased by 20% or $1.92 per bbl from 2022. On a per bbl basis, the DD&A increase in 2023 was due to increased production and higher costs in the depletable base as a result of higher future development costs compared to 2022.

DD&A expenses for the year ended December 31, 2022, increased 29% or $3.10 per bbl from 2021. On a per bbl basis, the DD&A increase in 2022 was due to increased production and higher costs in the depletable base compared to 2021.

Asset Impairment

We follow the full cost method of accounting for our oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after-tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the unweighted arithmetic average of the first-day-of-the month Brent price for the 12-month period prior to the ending date of the period covered by the balance sheet. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year, and it should not be assumed that estimates of future net revenues represent the fair market value of our reserves.

For the years ended December 31, 2023, 2022, and 2021, we had no ceiling test impairment losses. In accordance with GAAP, we used an average Brent price of $82.51 per bbl less corresponding differentials for the purpose of the December 31, 2023 ceiling test calculation (2022 and 2021 - $97.98 and $68.92 per bbl, respectively).

G&A Expenses

(Thousands of U.S. Dollars)	Year Ended December 31,
	2023	% change	2022	% change	2021
G&A expenses before stock-based compensation	$40,124	26	$31,908	15	$27,867
G&A stock-based compensation	5,722	(37)	9,049	8	8,396
G&A expenses including stock-based compensation	$45,846	12	$40,957	13	$36,263

(U.S. Dollars Per bbl Sales Volumes NAR)
G&A expenses before stock-based compensation	$4.24	15	$3.69	5	$3.53
G&A stock-based compensation	0.60	(43)	1.05	(2)	1.07
G&A expenses including stock-based compensation	$4.84	2	$4.74	3	$4.60

On a per bbl basis, G&A expenses before stock-based compensation for the year ended December 31, 2023, increased by 15% to $4.24 compared to 2022 due to costs attributed to business development activities, higher salaries related to increased headcount in Ecuador to support ramp-up of operations and the strengthening of the Colombian peso against the U.S. dollar. Total G&A expenses before stock-based compensation for the year ended December 31, 2023, increased by 26% to $40.1 million compared to 2022 for the same reason mentioned above.

On a per bbl basis, G&A expenses before stock-based compensation for the year ended December 31, 2022, increased by 5% to $3.69 compared to 2021 due to higher costs for optimization projects and lease obligations expenses related to additional leases capitalized during 2022. Total G&A expenses before stock-based compensation for the year ended December 31, 2022, increased 15% to $31.9 million compared to 2021 for the same reason mentioned above.

On a per bbl basis, G&A expenses after stock-based compensation for the year ended December 31, 2023, increased by 2% to $4.84 compared to 2022 due to higher G&A expenses before stock-based compensation, partially offset by 43% decrease in stock-based compensation expense which was a result of lower share price in 2023. Total G&A expenses after stock-based compensation for the year ended December 31, 2023, increased by 12% to $45.8 million, compared to 2022 for the same reason mentioned above.

On a per bbl basis, G&A expenses after stock-based compensation costs for the year ended December 31, 2022, increased by 3% to $4.74 per bbl compared to 2021 for the same reason mentioned above and higher stock-based compensation expense. Stock-based compensation per bbl decreased by 2% due to higher sales volumes in proportion to the increase in stock-based compensation expense in 2022. Total G&A expenses after stock-based compensation increased 13% to $41.0 million due to higher stock-based compensation expense for the year ended December 31, 2022, compared to 2021.

G&A Expenses Before Stock-Based Compensation
$48.0
$36.0
$24.0
$12.0
$—
$ Millions
$5.00
$4.50
$4.00
$3.50
$3.00
$/bbl
$27.9
$31.9
$40.1
$3.53
$3.69
$4.24
Year Ended 2021
Year Ended 2022
Year Ended 2023
G&A Expenses Before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/bbl)

Foreign Exchange Losses

For the years ended December 31, 2023, 2022 and 2021, we had foreign exchange losses of $11.8 million, $2.6 million and $20.5 million, respectively. The main sources of foreign exchange gains and losses are the revaluation of taxes receivable and payable, deferred tax assets and liabilities and accounts payable. Under GAAP, income taxes, deferred taxes and accounts payable are considered monetary assets and liabilities and require translation from local currency to the U.S. dollar functional currency at each balance sheet date.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the last three years ended December 31, 2023:

	Year Ended December 31,
	2023	2022	2021
Change in the U.S. dollar against the Colombian peso	weakened by	strengthened by	strengthened by
	21%	21%	16%
Change in the U.S. dollar against the Canadian dollar	weakened by	strengthened by	consistent
	2%	7%	—%
Financial Instruments Gains or Losses

The following table presents the nature of our financial instruments gains or losses for each of the three years ended December 31, 2023:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2023	2022	2021
Commodity price derivative loss	$—	$26,611	$48,723
Foreign currency derivative loss	—	—	115
	$—	$26,611	$48,838

Unrealized investment loss	$—	$—	$2,032
Loss on sale of investment	—	—	1,355
Other financial instruments loss (gain)	15	(7)	(18)
	$15	$(7)	$3,369

Income Tax Expense and Recovery

	Year Ended December 31,
(Thousands of U.S. Dollars)	2023	2022	2021
Income before income taxes	$106,160	$244,935	$23,136

Current income tax expense	$55,688	$80,566	$4,479
Deferred income tax expense (recovery)	56,759	25,340	(23,825)
Total income tax expense (recovery)	$112,447	$105,906	$(19,346)

Effective tax rate	106%	43%	(84)%

Current income tax expense for the year ended December 31, 2023, was $55.7 million (2022 - $80.6 million; 2021 - $4.5 million). Current income tax expense decreased for the year ended December 31, 2023, compared to 2022, primarily due to a decrease in taxable income.

The deferred income tax expense of $56.8 million and $25.3 million for the years ended December 31, 2023 and 2022, respectively, were primarily a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax recovery of $23.8 million for the year ended December 31, 2021, was mainly a result of the release of the valuation allowance in Colombia, which was partially offset by excess tax depreciation compared with accounting depreciation and the use of tax losses to offset taxable income in Colombia.

Our effective tax rate was 106% for the year ended December 31, 2023, compared to 43% in 2022. The increase in the effective tax rate was primarily due to an increase in non-deductible foreign exchange adjustments, impact of foreign taxes and other permanent differences. These were partially offset by a decrease in valuation allowance and non-deductible stock-based compensation.

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

The difference between our effective tax rate of 106% for the year ended December 31, 2023, and the 45% Colombian statutory tax rate was primarily due to an increase in non-deductible foreign exchange adjustments, other permanent differences, the impact of foreign taxes, non-deductible royalties in Colombia and non-deductible stock-based compensation. These were partially offset by a decrease in valuation allowance.

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

Net Income (Loss) and Funds Flow From Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Fourth quarter 2023 compared with third quarter 2023	% change	Fourth quarter 2023 compared with fourth quarter 2022	% change	Year ended December 31, 2023 compared with year ended December 31, 2022	% change
Net income for the comparative period	$6,527		$33,275		$139,029
Increase (decrease) due to:
Sales volumes	(9,865)		(4,521)		67,566
Prices	(15,112)		(3,172)		(141,997)
Expenses:
Cash operating expenses	1,730		(1,518)		(24,479)
Transportation	(105)		(1,514)		(4,349)
Cash G&A, excluding stock-based compensation expense	(2,765)		(3,074)		(8,216)
Interest, net of amortization of debt issuance costs	(3,443)		(5,361)		(7,010)
Realized foreign exchange gain (loss)	1,016		(2,988)		(24,580)
Settlement of financial instruments	—		—		26,611
Current taxes	34,361		25,512		24,878
Net lease payments	(180)		102		797
Interest income	26		(146)		1,540
Net change in funds flow from operations (1) from comparative period	5,663		3,320		(89,239)
Expenses:
Depletion, depreciation and accretion	2,384		(854)		(35,304)
Inventory impairment	—		—		—
Deferred tax	473		(25,045)		(31,419)
Amortization of debt issuance costs	(843)		(1,678)		(2,303)
Net lease payments	180		(102)		(797)
Stock-based compensation	(43)		699		3,327
Other non-cash loss	(3,620)		(3,266)		(4,895)
Financial instruments loss, net of financial instruments settlements	(15)		(22)		(22)
Unrealized foreign exchange (loss) gain	(2,995)		1,384		15,336
Net change in net income	1,184		(25,564)		(145,316)
Net income (loss) for the current period	$7,711	18%	$7,711	(77)%	$(6,287)	(105)%

(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

2024 Work Program and Capital Expenditures

Our Colombian development operation is expected to represent 93% of our production and approximately 60% - 70% of our 2024 capital budget, with the remainder allocated to exploration activities.

The table below shows the break-down of our 2024 capital program:

	Number of Wells (Gross)	Number of Wells (Net)	2024 Capital Budget ($ million)

Development - Colombia	13 - 17	12 - 16	130 - 140
Exploration - Colombia and Ecuador	6 - 9	6 - 9	80 - 100
	19 - 26	18 - 25	210 - 240

Our base capital program for 2024 is $210 million to $240 million for exploration and development activities. Based on the mid-point of the 2024 guidance, the capital budget is forecasted to be approximately 60% directed to development and 40% to exploration activities. Approximately 20% of the development activities included in the 2024 capital program are expected to be directed to facilities to support future production growth and enhance recovery factors.

We expect our 2024 capital program to be fully funded by cash flows from operations. Funding this program from cash flows from operations relies in part on Brent oil prices being $70 per bbl for 2024.

Capital Program

Capital expenditures during the year ended December 31, 2023 were $218.9 million.

During the year ended December 31, 2023, we spud the following wells in Colombia:

Number of Wells (Gross and Net)
Colombia
Development	17.0
Service	8.0
Total	25.0

In 2023, we spud 17 development and eight service wells in Colombia and none in Ecuador. Of the wells drilled in Colombia, 13 were drilled in Midas Block and 12 in Chaza Block. As at December 31, 2023, of the 17 development wells 15 were producing, and two were in-progress.

On April 11, 2023, we and Ecopetrol S.A. renegotiated the terms of the contract for our operatorship of the Suroriente Block which was previously scheduled to end in mid-2024 and executed the Suroriente Continuation Agreement. The duration of the contract was extended for 20 years from September 1, 2023 (the “Effective Date”), the date on which we satisfied the relevant conditions precedent and regulatory approval was received. We continue to be the operator of the Suroriente Block. In connection with the contract extension, we paid cash consideration of $6.2 million and provided letters of credit of $123.0 million (refer to Note 12 to the Consolidated Financial Statements) related to committed capital investments to be made over a three-year period from the Effective Date.

Liquidity and Capital Resources

	As at December 31,
(Thousands of U.S. Dollars)	2023	% Change	2022	% Change	2021
Cash and cash equivalents	$62,146	(51)	$126,873	386	$26,109
Credit facility	$36,364	100	$—	(100)	$67,500
Senior Notes	$536,619	(7)	$579,909	(3)	$600,000

We believe that our capital resources, including cash on hand and cash generated from operations will provide us with sufficient liquidity to maintain current operations and execute the capital program for the next 12 months and beyond, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial, or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions. We intend to pursue growth opportunities and acquisitions from time to time, which may require significant capital, be located in basins or countries beyond our current operations, involve joint ventures, or be sizable compared to our current assets and operations.

During the year ended December 31, 2023, we, as guarantor, and Gran Tierra Energy Colombia GmbH and Gran Tierra Operations Colombia GmbH, as borrowers, had a credit facility of $50 million which was paid in full and terminated on February 6, 2024. Interest under the credit facility was based on the secured overnight financing rate posted by the Federal Reserve Bank of New York plus a credit margin of 6.00% and a credit-adjusted spread of 0.26% with undrawn amounts under the credit facility bearing interest at 2.10% per annum, based on the amount available. Prior to termination, the credit facility was secured by our Colombian assets and economic rights and had a final maturity date of August 15, 2024. As of December 31, 2023, the credit facility was drawn by $36.4 million. During the year ended December 31, 2023, we incurred the weighted-average interest rate on credit facility of 11.59%.

On October 20, 2023, we completed exchange offers of $247.1 million of 6.25% Senior Notes (the “6.25% Senior Notes”) and $275.8 million of 7.75% Senior Notes (the “7.75% Senior Notes”) for $487.6 million 9.50% Senior Secured Notes due 2029 (the “9.50% Senior Notes” and, together with the 7.75% Senior Notes and the 6.25% Senior Notes, the “Senior Notes”). The exchange consideration for $242.5 million of 6.25% Senior Notes included early participation premium of $80 for each $1,000 aggregate principal amount with the remainder of $4.6 million exchanged at $1,000 and for $274.2 million of 7.75% Senior Notes early participation premium of $20 for each $1,000 aggregate principal amount with the remainder of $1.6 million of 7.75% Senior Notes exchanged at $950 for each $1,000 aggregate principal amount. In addition, the Company paid cash consideration of $60.0 million for 6.25% Senior Notes exchanged as part of total consideration to eligible holders on a pro-rata basis, for each $1,000 aggregate principal amount tendered and accepted for the early exchange deadline. The Senior Notes tendered and accepted for exchange, as well as the notes held as treasury bonds, were cancelled. The exchange of the 6.25% Senior Notes was accounted for as debt extinguishment and resulted in a gain of $5.3 million. The exchange of 7.75% Senior Notes was accounted for as debt modification and resulted in a loss of $6.1 million related to third party fees.

At December 31, 2023, we had $24.8 million of 6.25% Senior Notes due 2025, $24.2 million of 7.75% Senior Notes due 2027, and $487.6 million of 9.50% Senior Notes due 2029.

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

The 9.50% Senior Notes bear interest at a rate of 9.50% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2024. The 9.50% will mature on October 15, 2029.

The principal amount of 9.50% Senior Notes is to be repaid as follows: (i) October 15, 2026, 25% of the principal amount; (ii) October 15, 2027, 5% of the principal amount; (iii) October 15, 2028, 30% of the principal amount; and (iv) October 15, 2029, the remainder of the principal amount.

On February 6, 2024, we issued additional $100.0 million of 9.50% Senior Notes and received net cash proceeds of $88.0 million as a result of this issuance. The newly issued 9.50% Senior Notes have the same terms and provisions, except for the issue price, as original $487.6 million 9.50% Senior Notes outstanding at December 31, 2023 and will be combined together with originally issued 9.50% Senior Notes in respect of interest payments.

During the year ended December 31, 2023, we purchased in the open market $8.0 million of 6.25% Senior Notes for cash consideration of $6.8 million, including interest payable of $0.1 million. The purchase resulted in a $1.1 million gain, which included the write-off of deferred financing fees of $0.1 million. The Company canceled all previously purchased 6.25% Senior Notes as at December 31, 2023.

During the year ended December 31, 2023, we implemented a share re-purchase program (the “2023 Program”) through the facilities of the TSX, the NYSE or alternative trading programs in Canada or the United States, if eligible. Under the 2023 Program, we are able to purchase up to 3,234,914 shares of Common Stock, representing 10% of the public float as of October 20, 2023, at prevailing market prices at the time of purchase. The 2023 Program will continue for one year and expire on November 2, 2024, or earlier if the 10% maximum is reached.

During the year ended December 31, 2023, we re-purchased 1,041,804 shares of Common Stock at a weighted average price of approximately $6.21 per share under the 2023 Program and 1,328,650 shares of Common Stock at a weighted average price of $8.15 per share, under the 2022 share re-purchase program (“2022 Program”), implemented in 2022 with similar terms to that of the 2023 Program. The 2022 Program expired in May 2023 when 10% share maximum was reached. The weighted average price per share under the 2022 Program was $10.59 per share. As of December 31, 2023, all 3,603,396 shares re-purchased under the 2022 Program and 1,041,804 shares re-purchased under 2023 Program were cancelled subsequent to re-purchase.

Cash and Cash Equivalents Held Outside of Canada and the United States

At December 31, 2023, 100% of our cash and cash equivalents were held by subsidiaries outside Canada and the United States.

Cash Flows

The following table presents our sources and uses of cash and cash equivalents for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Sources of Cash and Cash Equivalents:
Net (loss) income	$(6,287)	$139,029	$42,482
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	215,584	180,280	139,874
Deferred tax expense (recovery)	56,759	25,340	(23,825)
Stock-based compensation expense	5,722	9,049	8,396
Amortization of debt issuance costs	5,831	3,528	3,809
Unrealized foreign exchange (gain) loss	(5,085)	10,251	21,879
Other non-cash loss (gain)	2,297	(2,598)	44
Derivative instruments loss	—	26,611	48,838
Cash settlement on derivative instruments	—	(26,611)	(58,427)
Other financial instruments loss (gain)	15	(7)	3,369
Non-cash lease expenses	4,967	2,818	1,667
Lease payments	(3,018)	(1,666)	(1,621)
Funds flow from operations (1)	276,785	366,024	186,485
Changes in non-cash operating working capital	—	64,317	59,154
Changes in non-cash investing working capital	—	26,273	1,431
Proceeds from exercise of stock options	8	1,300	100
Proceeds from debt, net of issuance costs	48,014	—	—
Proceeds on disposition of investment, net of transaction costs	—	—	43,126
Foreign exchange gain on cash and cash equivalents and restricted cash and cash equivalents	5,869	—	—
	330,676	457,914	290,296
Uses of Cash and Cash Equivalents:
Additions to property, plant and equipment	(218,882)	(236,604)	(149,879)
Repayment of Senior Notes	(60,000)	—	—
Proceeds from debt, net of issuance costs	—	—	(228)
Repayment of debt	(13,636)	(67,803)	(122,500)
Lease payments	(6,527)	(2,228)	(2,182)
Proceeds from other debt, net of issuance costs	(13,351)	—	—
Changes in non-cash operating working capital	(48,416)	—	—
Changes in non-cash investing working capital	(7,702)	—	—
Cash settlement of asset retirement obligation	(377)	(2,630)	(805)
Re-purchase of shares of Common Stock	(17,300)	(27,317)	—
Re-purchase of Senior Notes	(6,805)	(17,274)	—
Foreign exchange loss on cash and cash equivalents and restricted cash and cash equivalents	—	(2,104)	(821)
	(392,996)	(355,960)	(276,415)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(62,320)	$101,954	$13,881

(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

Contractual Obligations

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2023:

(Thousands of U.S. Dollars)	Total	2024	2025-2026	2027-2028	2029 and beyond
Credit facility	$36,364	$36,364	$—	$—	$—
6.25% Senior Notes	24,828	—	24,828	—	—
7.75% Senior Notes	24,201	—	—	24,201	—
9.50% Senior Notes	487,590	—	121,898	170,657	195,035
Total debt	572,983	36,364	146,726	194,858	195,035
Interest payments (1)	217,704	49,682	90,583	61,911	15,528
Facilities	8,317	2,483	4,952	882	—
Operating leases	12,857	4,309	4,909	3,639	—
Finance leases	31,630	10,607	12,310	8,713	—
Software and Telecommunication	396	332	64	—	—
Total	$843,887	$103,777	$259,544	$270,003	$210,563

(1) Interest payments were calculated on our credit facility till termination date on February 6, 2024, and on our 6.25% Senior Notes, 7.75% Senior Notes, and 9.50% Senior Notes under assumption that Senior Notes will be held until their maturity dates of February 2025, May 2027, and October 2029, respectively. Actual results will differ from these estimates and assumptions.

At December 31, 2023, we provided promissory notes totaling $220.1 million (2022 - $111.1 million) to support letters of credit relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts, the Suroriente Block and other capital or operating requirements.

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

Climate Change

We have considered the impact of the climate events on the following items presented in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023:

Impairment

We have considered the impact of the evolving worldwide demand for energy and global advancement of alternative sources of energy that are not sourced from fossil fuels in the ceiling test impairment assessment on oil and gas properties. The estimated ceiling amount of our oil and gas properties was based on proved reserves, the life of which is generally less than 15 years. The ultimate period in which global energy markets can transition from carbon-based sources to alternative energy is highly uncertain. However, the majority of the cash flows associated with proved reserves per the 2023 reserve report should be realized prior to the potential elimination of carbon-based energy.

Expenditures on property, plant and equipment

From 2018 to 2023, we incurred $22.9 million on gas-to-power facilities in the Acordionero field to reduce emissions principally by the recovery and use of natural gas in the field for power generation and reduction of diesel use for power generation. In 2023, the Acordionero field represented 52% of our production. As of the end of 2023, Gran Tierra converts gas to power at seven of our facilities located in the Acordionero, Costayaco, Moqueta, Mono Arana, Los Angeles Cohembi and Juglar fields. In total, we converted 2.7 billion standard cubic feet of natural gas into electricity instead of being flared for the year ended December 31, 2023 and have incurred capital expenditures of $28.5 million since 2018. The extent of spending on projects directly linked to reducing the climate impact of our operations.

We voluntarily support projects for the protection of the environment. Through programs like Gran Tierra’s flagship environmental initiative, NaturAmazonas, in partnership with the international non-governmental organization Conservation International, we have committed to reforesting 1,000 hectares of land and securing and maintaining 18,000 hectares of forest in the Andes-Amazon rainforest corridor. The NaturAmazonas project alone is expected to sequester approximately 8.7 million tonnes of carbon dioxide over its lifetime. During the year ended December 31, 2023, Gran Tierra signed a four-year extension with Conservation International to continue the NaturAmazonas project. This extension will, among other benefits, result in the development of the additional 100 restoration agreements to restore more than 250 additional hectares of land while ensuring the benefits from NaturAmazonas’ first phase sustain. We have planted over 1.5 million trees and conserved, preserved, or reforested more than 3,800 hectares of land through all of our environmental efforts since 2018. We will continue to implement projects that focus on environmental protection, conservation and reforestation efforts.

Current assets and current liabilities

These amounts are short-term in nature, and during the year ended December 31, 2023, management was not aware of any material impacts on these items related to climate change and climate events. We did not experience material credit losses on our accounts receivable during 2023.

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

Full Cost Method of Accounting and the impact of estimated proved oil and gas reserves on the calculations of depletion expense and the ceiling test related to Oil and Gas Properties.

We follow the full cost method of accounting for our oil and natural gas properties in accordance with SEC Regulation S-X Rule 4-10, as described in Note 2 to the Consolidated Financial Statements, Significant Accounting Policies, in Item 8 “Financial Statements and Supplementary Data.”

Our estimates of proved oil and natural gas reserves are a major component of the depletion and full cost ceiling calculations. Additionally, our proved reserves represent the element of these calculations that require the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production, and the amount and timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data.

We believe our assumptions are reasonable based on the information available to us at the time we prepare our estimates. However, these estimates may change substantially as additional data from ongoing development activities and production performance becomes available and as economic conditions impact oil and natural gas prices and costs change.

Management is responsible for estimating the quantities of proved oil and natural gas reserves and for preparing related disclosures. Estimates and related disclosures are prepared in accordance with SEC requirements and generally accepted industry practices in the United States as prescribed by the Society of Petroleum Engineers. Reserve estimates are evaluated at least annually by independent reservoir engineering specialists.

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas and the applicable discount rate that are used to calculate the discounted present value of the reserves do not require judgment. The ceiling test calculation dictates that a 10% discount factor be used and future net revenues are calculated using the unweighted arithmetic average of the first-day-of-the month Brent price for the 12-month period prior to the ending date of the period covered by the balance sheet. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs but reflect adjustments for gravity, quality, local conditions, gathering and transportation fees, and distance from market. Estimates of standardized measure of our future cash flows from proved reserves for our December 31, 2023 ceiling tests were based on wellhead prices per bbl as of the first day of each month within that twelve-month period.

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

Our Reserves Committee oversees the annual review of our oil and gas reserves and related disclosures. The Board meets with management periodically to review the reserves process, results and related disclosures and appoints and meets with the independent reservoir engineering specialists to review the scope of their work, whether they have had access to sufficient information, the nature and satisfactory resolution of any material differences of opinion, and in the case of the independent reservoir engineering specialists, their independence.

For the years ended December 31, 2023, 2022 and 2021 we had no ceiling test impairment losses. We used an average Brent price of $82.51 per bbl less corresponding differentials for the purposes of the December 31, 2023 ceiling test calculations (2022 and 2021 - $97.98 and $68.92, respectively).

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

Asset Retirement Obligations (“ARO”)

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

Income Taxes

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

To assess the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This determination involves numerous judgments and assumptions and includes estimating factors such as commodity prices, production and other operating conditions. If any of those factors, assumptions or judgments change, the deferred tax asset could change, and in particular decrease in a period where we determine it is more likely than not that the asset will not be realized. Alternatively, a valuation allowance may be reversed where it is determined it is more likely not that the asset will be realized.

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

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our accounts payable, taxes receivable and payable and deferred tax assets and liabilities in Colombia are denominated in the local currency of the Colombian foreign operations which are our monetary assets. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A one percent strengthening in Colombian peso against the U.S. dollar results in foreign exchange loss of approximately 0.4 million U.S. dollars on accounts payable, gain of approximately $0.3 million U.S. dollars on taxes receivable and payable and loss of approximately $0.4 million U.S. dollars on deferred tax assets and liabilities.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our credit facility, which bears floating rates of interest. At December 31, 2023, our credit facility was drawn by $36.4 million (December 31, 2022 - undrawn).

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gran Tierra Energy Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gran Tierra Energy Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Impact of estimated proved oil and gas reserves on the calculations of depletion expense and the ceiling test related to Colombian oil and gas properties

As discussed in Note 2 to the consolidated financial statements, the Company depletes its oil and gas properties using the unit-of-production method on a country-by-country basis. Under such method, capitalized costs are depleted over the estimated proved oil and gas reserves. As discussed in Note 4 to the consolidated financial statements, the Company recorded depletion and depreciation expense of $209.7 million for the year ended December 31, 2023, a portion of which related to Colombian oil and gas properties. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company performs a ceiling test calculation as of each quarter end on a country-by-country basis. In performing its quarterly ceiling test, the Company limits the capitalized costs of proved oil and gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If such capitalized costs exceed the ceiling limitation, the Company will record a ceiling test impairment to the extent of such excess. As discussed in Note 5 to the consolidated financial statements, the Company did not record a ceiling test impairment in 2023 related to Colombian oil and gas properties. The estimation of proved reserves, which are used in the calculations of depletion and the ceiling test, involves the expertise of independent reservoir engineering specialists, who take into consideration assumptions related to forecasted production and forecasted operating, royalty and capital costs (reserve assumptions). The Company engages independent reservoir engineering specialists to estimate the proved reserves.

We identified the assessment of the impact of estimated proved reserves on the calculations of depletion expense and the ceiling test related to Colombian oil and gas properties as a critical audit matter. Changes in reserve assumptions could have had a significant impact on the calculations of depletion expense and the ceiling test. A high degree of auditor judgment was required in evaluating the proved reserves, and related reserve assumptions, which were an input to the calculations of depletion expense and the ceiling tests.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the:

•calculation of depletion expense and the ceiling test
•estimation of the proved reserves, including the reserve assumptions

We assessed the calculations of depletion expense and the ceiling test for compliance with regulatory standards. We evaluated the competence, capabilities and objectivity of the independent reservoir engineering specialists engaged by the Company, who estimated the proved reserves. We evaluated the methodology used by the independent reservoir engineering specialists to estimate the proved reserves for compliance with regulatory standards. We compared the Company’s 2023 actual production and operating, royalty and capital costs to those estimates used in the prior year’s estimate of the proved reserves to assess the Company’s ability to accurately forecast. We assessed the estimates of forecasted production and forecasted operating, royalty and capital cost assumptions used in the estimate of the proved reserves by comparing them to historical results.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2018

Calgary, Canada
February 20, 2024

Gran Tierra Energy Inc.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
OIL SALES (NOTE 10)	$636,957	$711,388	$473,722

EXPENSES
Operating	186,864	162,385	135,722
Transportation	14,546	10,197	11,618
Depletion, depreciation and accretion (Note 4)	215,584	180,280	139,874
General and administrative (Note 13)	45,846	40,957	36,263
Foreign exchange loss	11,822	2,578	20,477
Derivative instruments loss (Note 13)	—	26,611	48,838
Other financial instruments loss (gain) (Note 13)	15	(7)	3,369
Interest expense (Note 7)	55,806	46,493	54,381
TOTAL EXPENSES	530,483	469,494	450,542

OTHER (LOSS) GAIN (Note 7)	(2,297)	2,598	(44)
INTEREST INCOME	1,983	443	—
INCOME BEFORE INCOME TAXES	106,160	244,935	23,136

INCOME TAX EXPENSE (RECOVERY)
Current (Note 11)	55,688	80,566	4,479
Deferred (Note 11)	56,759	25,340	(23,825)
	112,447	105,906	(19,346)
NET AND COMPREHENSIVE (LOSS) INCOME	$(6,287)	$139,029	$42,482

NET (LOSS) INCOME PER SHARE (1)
–BASIC	$(0.19)	$3.81	$1.16
–DILUTED	$(0.19)	$3.76	$1.15
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 8)	33,469,828	36,445,546	36,702,290
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 8)	33,469,828	36,928,010	36,787,339
(1) Reflects our 1-for-10 reverse stock split that became effective May 5, 2023. See Note 8 in the notes to the consolidated financial statements for further discussion.
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$62,146	$126,873
Accounts receivable (Note 3)	12,359	10,706
Inventory	29,039	20,192
Other current assets (Note 13 and 14)	8,920	10,816
Total Current Assets	112,464	168,587

Oil and Gas Properties (using the full cost method of accounting)
Proved	1,055,070	1,000,424
Unproved	54,116	74,471
Total Oil and Gas Properties	1,109,186	1,074,895
Other capital assets	33,664	26,007
Total Property, Plant and Equipment (Note 4)	1,142,850	1,100,902

Other Long-Term Assets
Taxes receivable	52,089	27,796
Deferred tax assets (Note 11)	10,923	22,990
Other long-term assets (Note 13 and 14)	7,963	15,335
Total Other Long-Term Assets	70,975	66,121
Total Assets	$1,326,289	$1,335,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 6, 7 and 9)	$187,007	$167,579
Credit facility (Note 7)	35,609	—
Taxes payable (Note 11)	27,219	58,978
Equity compensation award liability (Note 8)	10,419	15,082
Total Current Liabilities	260,254	241,639

Long-Term Liabilities
Long-term debt (Note 7)	519,532	589,593
Deferred tax liabilities (Note 11)	57,453	28
Asset retirement obligation (Note 9)	73,029	63,358
Equity compensation award liabilities (Note 8)	8,750	16,437
Other long-term liabilities (Note 13)	10,877	6,989
Total Long-Term Liabilities	669,641	676,405

Commitments and Contingencies (Note 12)

Shareholders’ Equity (1)
Common Stock (Note 8) (32,275,113 and 36,889,862 issued, 32,246,501 and 34,615,116 outstanding shares of Common Stock, par value $0.001 per share, as at December 31, 2023, and December 31, 2022, respectively)	9,936	10,272
Additional paid in capital	1,249,651	1,291,354
Treasury stock (Note 8)	(163)	(27,317)
Deficit	(863,030)	(856,743)
Total Shareholders’ Equity	396,394	417,566
Total Liabilities and Shareholders’ Equity	$1,326,289	$1,335,610
(1) Reflects our 1-for-10 reverse stock split that became effective May 5, 2023. See Note 8 in the notes to the consolidated financial statements for further discussion.
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net (loss) income	$(6,287)	$139,029	$42,482
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 4)	215,584	180,280	139,874
Deferred tax expense (recovery) (Note 11)	56,759	25,340	(23,825)
Stock-based compensation expense (Note 8)	5,722	9,049	8,396
Amortization of debt issuance costs (Note 7)	5,831	3,528	3,809
Non-cash lease expenses	4,967	2,818	1,667
Lease payments	(3,018)	(1,666)	(1,621)
Unrealized foreign exchange (gain) loss	(5,085)	10,251	21,879
Derivative instruments loss (Note 13)	—	26,611	48,838
Cash settlement on derivatives instruments (Note 13)	—	(26,611)	(58,427)
Other financial instruments (gain) loss (Note 13)	15	(7)	3,369
Cash settlement of asset retirement obligation (Note 9)	(377)	(2,630)	(805)
Other non-cash loss (gain) (Note 7)	2,297	(2,598)	44
Net change in assets and liabilities from operating activities (Note 14)	(48,416)	64,317	59,154
Net cash provided by operating activities	227,992	427,711	244,834

Investing Activities
Additions to property, plant and equipment (Note 4)	(218,882)	(236,604)	(149,879)
Changes in non-cash investing working capital	(7,702)	26,273	1,431
Proceeds on disposition of investment, net of transaction costs (Note 13)	—	—	43,126
Net cash used in investing activities (Note 14)	(226,584)	(210,331)	(105,322)

Financing Activities
Purchase of Senior Notes (Note 7)	(6,805)	(17,274)	—
Senior Notes issuance costs	(13,351)	—	—
Repayment of Senior Notes (Note 7)	(60,000)	—	—
Proceeds from debt, net of issuance costs (Note 7)	48,014	—	(228)
Repayment of debt (Note 7)	(13,636)	(67,803)	(122,500)
Lease payments	(6,527)	(2,228)	(2,182)
Proceeds from exercise of stock options (Note 8)	8	1,300	100
Re-purchase of shares of Common Stock (Note 8)	(17,300)	(27,317)	—
Net cash used in financing activities	(69,597)	(113,322)	(124,810)

Foreign exchange gain (loss) on cash and cash equivalents and restricted cash and cash equivalents	5,869	(2,104)	(821)

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(62,320)	101,954	13,881

Cash and cash equivalents and restricted cash and cash equivalents, beginning of year (Note 14)	133,358	31,404	17,523
Cash and cash equivalents and restricted cash and cash equivalents, end of year (Note 14)	$71,038	$133,358	$31,404

Supplemental cash flow disclosures (Note 14)
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Shareholders’ Equity
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2023	2022	2021
Share Capital (1)
Balance, beginning of year	$10,272	$10,270	$10,270
Reverse stock split (Note 8)	(299)	—	—
Cancellation of shares of Common Stock (Note 8)	(37)	—	—
Issuance of shares of Common Stock, net of issuance costs (Note 8)	—	2	—
Balance, end of year	9,936	10,272	10,270

Additional Paid in Capital
Balance, beginning of year	1,291,354	1,287,582	1,285,018
Reverse stock split (Note 8)	299	—	—
Cancellation of shares of Common Stock (Note 8)	(44,417)	—	—
Exercise of stock options (Note 8)	8	1,298	100
Stock-based compensation (Note 8)	2,407	2,474	2,464
Balance, end of year	1,249,651	1,291,354	1,287,582

Treasury Stock
Balance, beginning of year	(27,317)	—	—
Purchase of treasury shares (Note 8)	(17,300)	(27,317)	—
Cancellation of treasury shares (Note 8)	44,454	—	—
Balance, end of year	(163)	(27,317)	—

Deficit
Balance, beginning of year	(856,743)	(995,772)	(1,038,254)
Net (loss) income	(6,287)	139,029	42,482
Balance, end of year	(863,030)	(856,743)	(995,772)

Total Shareholders’ Equity	$396,394	$417,566	$302,080
(1) Reflects our 1-for-10 reverse stock split that became effective May 5, 2023. See Note 8 in the notes to the consolidated financial statements for further discussion.
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2023, 2022 and 2021
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain estimates and judgments have a material impact where the assumptions underlying these accounting estimates relate to matters that involve significant estimation uncertainty at the time the estimate or judgement is made or are subjective. These estimates and judgments include, but are not limited to:

•estimated proved and probable reserves volumes and the related cash flows are determined by the independent reservoir engineering specialists and used in several of the estimates made by management in preparing these financial statements. Numerous estimates are required to be made in the reserve report, including forecasted production, forecasted operating and royalty costs, capital cost assumptions, and in certain cases forecasted commodity prices;
•depletion, depreciation and accretion (“DD&A”);
•timing of transfers from oil and gas properties not subject to depletion to the depletable base;
•impairment of proved oil and gas properties as determined using the full cost method of accounting for our oil and natural gas properties in accordance with SEC Regulation S-X Rule 4-10;
•asset retirement obligations;

Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results may differ from these estimates.

Some of the Company’s estimates and judgements have a material impact on consolidated financial statements but do not involve significant subjectivity of estimation uncertainty. These estimates and judgements include, but are not limited to;
•income taxes; and
•stock-based compensation
•prepaid equity forwards (“PEF”);
•operating and finance leases; and
•debt extinguishment and debt modification accounting
•assessment of the likely outcome of legal and other contingencies;

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

Prepaid Equity Forwards

The Company is exposed to equity price risk in relation to its long-term incentive plans. The Company utilizes prepaid equity forwards on the equivalent number of the Company’s common shares in order to fix the future settlement cost on a portion of its cash-settled long-term incentive plans.

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

Oil and Gas Properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties as defined by the Securities and Exchange Commission (“SEC”). Under this method, the Company capitalizes all acquisition, exploration, and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits, and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities, are expensed as incurred. Separate cost centers are maintained for each country in which the Company incurs costs.

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

Unproved properties are not depleted pending the determination of the existence of proved reserves. Costs are transferred into the depletable base on an ongoing basis as the properties are evaluated, proved reserves are established, or impairment is determined. Unproved properties are evaluated quarterly to ascertain whether impairment has occurred. This evaluation considers, among other factors, seismic data, plans or requirements to relinquish acreage, drilling results, and activity, remaining time in the commitment period, remaining capital plans, and political, economic, and market conditions. During any period in which factors indicate impairment, the cumulative costs incurred to date for such property are transferred to the full cost pool and subject to depletion. For countries where a reserve base has not yet been established, the impairment is charged to net income or loss.

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

Debt extinguishment and debt modification accounting

The Company accounts for debt restructuring or exchange of debt transactions as either a debt extinguishment or a debt modification. For instruments not involving conversion options, the Company recognizes an exchange of debt as an extinguishment if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the exchange of debt is accounted for as a debt extinguishment, the carrying value of the original debt including unamortized deferred financing fees is derecognized from our balance sheet and the new debt is recognized at its fair value less applicable deferred financing fees, with the difference between the net carrying value of the original debt and the fair value of the new debt recognized as a gain or loss in the consolidated statements of operations. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instrument is not considered to be substantially different, the Company accounts for this debt instrument as debt modification. If the exchange of debt is accounted for as a debt modification, the change of the carrying amount of the original debt on the balance sheet is adjusted to the net present value of the revised cash flows with the adjustments treated as a capital cost and amortized as an adjustment of interest expense on our statement of operations.

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

The Company evaluates its arrangements with third parties and partners to determine if the Company acts as a principal or an agent. In making this evaluation, management considers if the Company obtains control of the product delivered, which is indicated by the Company having the primary responsibility for the delivery of the product, having the ability to establish prices, or having inventory risk. If the Company acts in the capacity of an agent rather than as a principal in the transaction, then the revenue is recognized on a net basis, only reflecting the fee realized by the Company from the transaction.

Tariffs, tolls, and fees charged to other entities for the use of pipelines owned by the Company are evaluated by management to determine if these originate from contracts with customers or from incidental arrangements. When determining if the Company acted as a principal or an agent in transactions, management determines if the Company obtains control of the product. As part of this assessment, management considers the criteria for revenue recognition set out in Accounting Standard Codification 606.

Stock-based Compensation

The Company records stock-based compensation expense in its consolidated financial statements measured at fair value of the awards that are ultimately expected to vest. Fair values are determined using pricing models such as the Black-Scholes-Merton or Monte Carlo simulation stock option-pricing models and/or observable share prices. For equity-settled stock-based compensation awards, fair values are determined at the grant date, and the expense, net of estimated forfeitures, is recognized using the accelerated method over the requisite service period. An adjustment is made to compensation expense for any difference between the estimated forfeitures and the actual forfeitures. For cash-settled stock-based compensation awards, the expense is recognized over the three-year vesting period based on the latest available estimate of the fair value of the awards at each reporting date, and periodic changes are recognized as compensation costs, with a corresponding change to liabilities.

The Company uses historical data to estimate the expected term used in the Black-Scholes-Merton option pricing model, option exercises, and employee departure behavior. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s shares. The risk-free rate for periods within the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Risks and Measurement Uncertainty

The impacts of ongoing conflicts in several parts of the world coupled with volatility in energy markets, increased interest and inflation rates and constrained supply chains have created a higher level of volatility and uncertainty. Management has, to the reasonable extent, incorporated known facts and circumstances into the estimates made; however, the increased levels of uncertainly and volatility make accounting estimates more judgmental, and the actual results could differ materially from estimates.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-06, “Disclosure Improvements.” This ASU includes an update to the disclosures and presentation requirements of a variety of topics. Affected topics include: an update to the statement of cash flows, commitments, earnings per share, derivatives and hedging, extractive activities and credit risk disclosures, among other things. This ASU should be applied prospectively and the effective date will be the date on which the SEC’s removal of the related disclosures from Regulation S-X becomes effective, with early adoption prohibited. The Company does not expect that adoption of this ASU would have a material impact on the Company’s presentation and disclosures of consolidated financial statements as its currently subject to presentation and disclosures of relevant S-X Regulations.

In November 2023, FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” for interim and annual financial reporting for all public entities, including those that have a single reportable segment. ASU 2023-07 requires to disclose by each reportable segment the significant segment expenses that are regularly provided to chief operating decision maker, amount and composition of other segment items, measure of segment’s profit or loss in assessing segment performance and how resources are allocated if used by chief operating decision maker and title and position of the chief operating decision maker. If a public entity discloses a single reportable segment, it should identify the measure or measures of a segment’s profit or loss that chief operating decision maker uses in assessing segment performance and deciding how to allocate the resources. The public entity is required to recast the prior-period segment expense information to conform to current-period presentation unless it is impracticable to do so. This ASU is effective for fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all periods presented in the financial statements, with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2024.

In December 2023, FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the income tax disclosures to enable investors to better understand entity’s exposure to potential changes in jurisdictional tax legislation and associated risks and opportunities, income tax information that effects cash flow forecasts and potential opportunities to increase future cash flows. This ASU is effective for annual periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. At December 31, 2023, the Company performed assessment of its income tax disclosures and does not believe that adoption of ASU 2023-09 would have a material impact on disclosures of income taxes.

3. Accounts Receivable

	As at December 31,
(Thousands of U.S. Dollars)	2023	2022
Trade	$5,812	$5,601
Other	6,547	5,105
Total Accounts Receivable	$12,359	$10,706

4. Property, Plant and Equipment

	As at December 31,
(Thousands of U.S. Dollars)	2023	2022
Oil and natural gas properties
Proved	$4,876,185	$4,617,804
Unproved	54,116	74,471
	4,930,301	4,692,275
Other (1)	73,505	61,386
	5,003,806	4,753,661
Accumulated depletion, depreciation and impairment	(3,860,956)	(3,652,759)
	$1,142,850	$1,100,902
(1) The “other” category includes $53.3 million right-of-use assets for finance leases and operating leases, which had a net book value of $32.4 million as at December 31, 2023 (December 31, 2022 - $38.9 million which had a net book value of $24.6 million).

On April 11, 2023, the Company and Ecopetrol S.A. renegotiated the terms of the contract for Company’s operatorship of the Suroriente Block, which was previously scheduled to end in mid-2024 and executed the Suroriente Continuation Agreement. The duration of the contract was extended for 20 years from September 1, 2023 (the “Effective Date”), the date on which the Company satisfied the relevant conditions precedent and regulatory approval was received. The Company continues to be the operator of the Suroriente Block. In connection with the contract extension, the Company paid cash consideration of $6.2 million and provided letters of credit of $123.0 million (Note 12) related to committed capital investments to be made over a three-year period from the Effective Date.

During the year ended December 31, 2023, the Company entered into new lease contracts related to power generating equipment and capitalized $12.4 million right-of-use assets related to those contracts.

Depletion and depreciation expense on property, plant and equipment for the year ended December 31, 2023, was $209.7 million (2022 - $175.8 million; 2021 - $135.7 million). A portion of depletion and depreciation expense was recorded as oil inventory in each year.

Unproved Oil and Natural Gas Properties

At December 31, 2023, unproved oil and natural gas properties consist of exploration lands held in Colombia and Ecuador. Unproved oil and natural gas properties are being held for their exploration value and are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and as exploration warrants whether or not future areas will be developed. The Company expects that approximately 100% of costs not subject to depletion at December 31, 2023, will be transferred to the depletable base within the next five years.

The following is a summary of Gran Tierra’s oil and natural gas properties not subject to depletion as at December 31, 2023:

	Costs Incurred in
(Thousands of U.S. Dollars)	2023	2022	2021	Prior to 2021	Total
Acquisition costs - Colombia	$—	$—	$—	$5,161	$5,161
Exploration costs - Colombia	2,743	6,742	1,736	24,711	35,932
Exploration costs - Ecuador	10,380	499	472	1,672	13,023
	$13,123	$7,241	$2,208	$31,544	$54,116

5. Asset impairment

For the years ended December 31, 2023, 2022 and 2021 the Company had no ceiling test impairment losses. In accordance with GAAP, Gran Tierra used an unweighted arithmetic average of the first-day-of-the-month Brent price of $82.51 per bbl for the December 31, 2023 ceiling test calculations (December 31, 2022, and 2021 - $97.98 and $68.92 per bbl, respectively).

The Company has considered the impact of the evolving worldwide demand for energy and global advancement of alternative sources of energy that are not sourced from fossil fuels in the impairment assessment on oil and gas properties. The estimated ceiling amount of the Company’s oil and gas properties was based on proved reserves, the life of which is generally less than 15 years. The ultimate period in which global energy markets can transition from carbon-based sources to alternative energy is highly uncertain. However, the majority of the cash flows associated with proved reserves per the 2023 reserve report is expected to be realized prior to the potential elimination of carbon-based energy.

At December 31, 2023, a specific adjustment to the discount rate used in the ceiling test to account for the risk of the evolving demand for energy is not permitted as under the full cost accounting the 10% discount rate is prescribed.

6. Accounts Payable and Accrued Liabilities

	As at December 31,
(Thousands of U.S. Dollars)	2023	2022
Trade	$122,709	$114,263
Royalties	2,636	2,760
Employee compensation	6,221	3,051
Other	55,441	47,505
	$187,007	$167,579

7. Debt and Debt Issuance Costs

The Company’s debt at December 31, 2023 and 2022, was as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2023	2022
Current
Credit Facility	$36,364	$—
Unamortized debt issuance costs	(755)	—
	$35,609	$—
Long-term
6.25% Senior Notes	$24,828	$279,909
7.75% Senior Notes	24,201	300,000
9.50% Senior Notes	487,590	—
Unamortized Senior Notes discount	(27,958)	(4,138)
Unamortized debt issuance costs	(15,679)	(6,854)
Long-term lease obligation (1)	26,550	20,676
	$519,532	$589,593
Total Debt	$555,141	$589,593
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $12.1 million as at December 31, 2023 (December 31, 2022 - $4.8 million).

Senior Notes

(Thousands of U.S. Dollars)	6.25% Senior Notes	7.75% Senior Notes	9.50% Senior Notes
Senior Notes, December 31, 2022	$279,909	$300,000	$—
Purchased in the open market (1)	(8,000)	—	—
Principal exchanged for 9.50% Senior Notes (2)	(247,081)	(275,799)	522,782
Early participation premiums and discount for principal exchanged (3) (4)	—	—	24,808
Principal payment (5)	—	—	(60,000)
Senior Notes principal, December 31, 2023	$24,828	$24,201	$487,590

(1) During the year ended December 31, 2023, the Company purchased in the open market $8.0 million of 6.25% Senior Notes for cash consideration of $6.8 million. The purchase resulted in a $1.1 million gain, which included the write-off of deferred financing fees of $0.1 million. The purchase gain was recorded in “other gain” in the Company’s consolidated statements of operations. The Company cancelled all previously purchased 6.25% Senior Notes as at December 31, 2023.
(2) $247.1 million of 6.25% Senior Notes principal and $275.8 million of 7.75% Senior Notes principal exchanged for a net $487.6 million newly issued 9.50% Senior Notes.
(3) Early participation premium of $80 for each $1,000 aggregate principal amount and $20 for each $1,000 aggregate principal amount for the 6.25% Senior Notes and 7.75% Senior Notes, respectively. $242.5 million and $274.2 million of 6.25% Senior Notes and 7.75% Senior Notes, respectively, were exchanged for these terms.
(4) $4.6 million of remaining principal exchanged at $1,000 and $1.6 million of remaining principal exchanged at $950 for each $1,000 aggregate principal amount for the 6.25% Senior Notes and 7.75% Senior Notes, respectively.
(5) The Company paid cash consideration of $60.0 million for 6.25% Senior Notes exchanged as part of total consideration to eligible holders on a pro rata basis, for each $1,000 aggregate principal amount tendered and accepted for the early exchange deadline.

The Senior Notes tendered and accepted for exchange, as well as the notes previously held as treasury bonds, were cancelled. The exchange of the 6.25% Senior Notes was accounted for as debt extinguishment.and resulted in a gain of $5.3 million. The exchange of 7.75% Senior Notes was accounted for as debt modification and resulted in a loss of $6.1 million related to third party fees.

At December 31, 2023, the Company had $24.2 million of 7.75% Senior Notes due 2027, $24.8 million of 6.25% Senior Notes due 2025 and $487.6 million of newly issued 9.50% Senior Notes due 2029.

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

The Company may redeem all or a portion of the 6.25% Senior Notes plus accrued and unpaid interest applicable to the date of the redemption at the following redemption prices: 2024 and thereafter - 100%.

The 9.50% Senior Notes bear interest at a rate of 9.50% per year, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2024. The 9.50% Senior Notes will mature on October 15, 2029, unless earlier redeemed or re-purchased.

The principal amount of 9.50% Senior Notes is to be repaid as follows: (i) October 15, 2026, 25% of the principal amount; (ii) October 15, 2027, 5% of the principal amount; (iii) October 15, 2028, 30% of the principal amount; and (iv) October 15, 2029, the remainder of the principal amount.

At any time, prior to October 15, 2026, the Company may redeem 35% of the aggregate principal amount of 9.50% Senior Notes at a redemption price equal to 109.50% of the principal amount. Additionally, the Company may redeem all or a portion of the 9.50% Senior Notes:

(i) prior to October 15, 2026, at a redemption price equal to a 100% principal amount plus an applicable premium, which is the greater of:
•1% of the principal amount of 9.50% Senior Notes, and
•the excess of the present value of the redemption price plus all required interest payments computed using a discount rate equal to the Treasury rate at the redemption date plus 0.5% due to date, excluding accrued but unpaid interest, over the outstanding principal amount of 9.50% Senior Notes

(ii) On or after October 15, 2026, at the following redemption prices: 2026 -104.750%; 2027 -102.375%; 2028 and thereafter - 100%.

If the Company undergoes a change of control, holders may require the Company to repurchase for cash all or any portion of their 9.50% Senior Notes at a change of control repurchase price equal to 101% of the principal amount plus accrued and unpaid interest to, but excluding, the change of control repurchase date.

On February 6, 2024, the Company issued additional $100.0 million of 9.50% Senior Notes and received net cash proceeds of $88.0 million as a result of this issuance. The newly issued 9.50% Senior Notes have the same terms and provisions, except for the issue price, as $487.6 million 9.50% Senior Notes outstanding at December 31, 2023 and will be combined together with originally issued 9.50% Senior Notes in respect of interest payments.

Credit Facility

During the year ended December 31, 2023, the Company, as guarantor, and Gran Tierra Energy Colombia GmbH and Gran Tierra Operations Colombia GmbH, as borrowers, amended and restated their credit facility with a market leader in the global commodities industry. As part of the restatement, the initial commitment was adjusted from $100 million to $50 million (maintaining the potential option of up to an additional $50 million, subject to approval by the lender). Additionally, the availability period for the draws under the amendment to the credit facility was extended until December 31, 2023, following which the credit facility is no longer advanceable. The credit facility continues to bear interest based on the secured overnight financing rate posted by the Federal Reserve Bank of New York, plus a credit margin of 6.00% and a credit-adjusted spread of 0.26%. Undrawn amounts under the credit facility bear interest at 2.10% per annum, based on the amount available. The credit facility is secured by the Company’s Colombian assets and economic rights and has a final maturity date of August 15, 2024. As of December 31, 2023, the credit facility was drawn by $36.4 million. For the year ended December 31, 2023, the Company incurred weighted-average interest rate on the credit facility of 11.59%.

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

As of December 31, 2023, the Company was in compliance with all the above covenants.

On February 6, 2024, the outstanding balance under the credit facility was fully re-paid and the credit facility was terminated.

Leases

During the year ended December 31, 2023, the Company recorded three new finance leases for power generating equipment totaling $12.4 million which had the useful life ranging from one to three years and weighted average discount rate of 7.31%.

As of December 31, 2023, the Company’s finance leases had remaining useful lives ranging from one to four years and the weighted average discount rate of 8.45% and operating leases had remaining useful lives ranging from one to five years and the weighted average discount rate of 8.01%.

Interest Expense

The following table presents the total interest expense recognized in the accompanying consolidated statements of operations:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2023	2022	2021
Contractual interest and other financing expenses	$49,975	$42,965	$50,572
Amortization of debt issuance costs	5,831	3,528	3,809
	$55,806	$46,493	$54,381

The Company incurred debt issuance costs in connection with the issuance of the 9.50% Senior Notes and its credit facility. As at December 31, 2023, the balance of unamortized debt issuance costs has been presented as a direct deduction against the carrying amount of debt and is being amortized to interest expense using the effective interest method over the term of the debt.

8. Share Capital

Shares of Common Stock
Shares issued and outstanding, December 31, 2020	36,698,156
Options exercised	16,294
Shares issued and outstanding, December 31, 2021	36,714,450
Options exercised	175,412
Shares issued, December 31, 2022	36,889,862
Shares re-purchased (1)	(2,274,746)
Shares issued and outstanding, December 31, 2022	34,615,116
Options exercised	1,839
Shares re-purchased and canceled	(2,341,842)
Shares issued, December 31, 2023	32,275,113
Treasury stock	(28,612)
Shares issued and outstanding at December 31, 2023	32,246,501
(1 2,274,746 re-purchased shares in 2022 were canceled during the year ended December 31, 2023.

The Company’s authorized share capital consists of 82 million shares of capital stock, of which 57 million was designated as Common Stock, par value $0.001 per share and 25 million as Preferred Stock, par value $0.001 per share.

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

Share Re-purchase Program

During the year ended December 31, 2023, the Company implemented a share re-purchase program (the “2023 Program”) through the facilities of the Toronto Stock Exchange, the NYSE American or alternative trading programs in Canada or the United States, if eligible. Under the 2023 Program, the Company is able to purchase up to 3,234,914 shares of Common Stock, representing 10% of the public float as of October 20, 2023, at prevailing market prices at the time of purchase. The 2023 Program will continue for one year and expire on November 2, 2024, or earlier if the 10% maximum is reached.

During the year ended December 31, 2023, the Company re-purchased 1,041,804 shares of Common Stock at a weighted average price of approximately $6.21 per share under the 2023 Program and 1,328,650 shares at a weighted average price of $8.15 per share under the 2022 Program implemented in 2022 with similar terms to that of the 2023 Program. The 2022 Program expired in May 2023 when 10% share maximum was reached. The weighted average price per share under the 2022 Program was $10.59 per share. As of December 31, 2023, all 3,603,396 shares re-purchased under the 2022 Program and 1,013,192 shares re-purchased under the 2023 Program were cancelled subsequent to re-purchase.
Equity Compensation Awards

The Company has an equity compensation program for its executives, employees, and directors. Executives and employees are given equity compensation grants that vest based on a recipient’s continued employment. In the case of Performance Share Units (“PSUs”), the number of units that vest is dependent upon the achievement of specific key performance measures. Equity based awards consist of 80% of PSUs and 20% of stock options. The Company’s stock-based compensation awards outstanding as at December 31, 2023, include PSUs, deferred share units (“DSUs”), and stock options.

In accordance with the 2007 Equity Incentive Plan, as amended, the Company’s Board of Directors is authorized to issue options or other rights to acquire shares of the Company’s Common Stock. On June 27, 2012, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the Common Stock available for issuance thereunder from 2,330,610 shares to 3,980,610 shares. On June 2, 2021, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the Common Stock available for issuance thereunder from 3,980,610 shares to 5,480,610 shares. On May 4, 2022, the shareholders of Gran Tierra approved an amendment to the Company’s 2007 Equity Incentive Plan, which increased the Common Stock available for issuance thereunder from 5,480,610 shares to 5,980,610 shares.

The following table provides information about PSU, DSU and stock option activity for the year ended December 31, 2023:

	PSUs	DSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price ($)
Balance, December 31, 2022	3,152,823	656,186	1,730,286	11.52
Granted	2,288,515	120,424	461,858	8.39
Exercised	(1,523,408)	—	(1,839)	4.17
Forfeited	(21,574)	—	(24,072)	7.04
Expired	—	—	(138,426)	25.30
Balance, December 31, 2023	3,896,356	776,610	2,027,807	9.93
Vested and exercisable, at December 31, 2023			1,232,629	10.13
Vested, or expected to vest, at December 31, 2023 through the life of the options			2,002,537	9.93

For the year ended December 31, 2023, Stock-based compensation expense was $5.7 million (2022 - $9.0 million; 2021 - $8.4 million) and was recorded in G&A expenses.

At December 31, 2023, there was $8.6 million (December 31, 2022 - $10.5 million) of unrecognized compensation cost related to unvested PSUs and stock options to be recognized over a weighted average period of 1.7 years. The weighted average remaining contractual term of options vested, or expected to vest, at December 31, 2023, is 2.3 years.

PSUs

PSUs entitle the holder to receive, at the option of the Company, either the underlying number of shares of the Company’s Common Stock upon vesting of such units or a cash payment equal to the value of the underlying shares. PSUs will cliff vest after three years, subject to the grantee’s continued employment. Upon vesting, the underlying number of Common Shares or the cash payment equivalent to their value may range from nil to 200% of the number of PSU’s vested, based on the Company’s performance with respect to the applicable performance targets. As at December 31, 2023, 1.8 million (December 31, 2022 - 1.2 million) of PSUs had vested and will settle in cash. The performance targets for the PSUs outstanding as at December 31, 2023, were as follows:

i.50% of the award is subject to targets relating to the total shareholder return (“TSR”) of the Company against a group of peer companies;

ii.2021 and 2022 awards: 25% of the award is subject to targets relating to net asset value (“NAV”) of the Company per share, and NAV is based on before tax net present value discounted at 10% of proved plus probable reserves;
2023 awards: 25% of the award is subject to compliance with financial covenants and $20 million free cash flow (1);
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

DSUs

DSUs entitle the holder to receive either the underlying number of shares of the Company’s Common Stock upon vesting of such units or, at the option of the Company, a cash payment equal to the value of the underlying shares. Once a DSU is vested, it is immediately settled. During the year ended December 31, 2023, DSUs were granted to directors and will be settled at such time the grantee ceases to be a member of the Board of Directors. The Company currently intends to settle the DSUs in cash.

Stock Options

Each stock option permits the holder to purchase one share of Common Stock at the stated exercise price. The exercise price equals the market price of a share of Common Stock at the time of grant and vest over three years. The term of the stock options granted is five years or three months after the grantee’s end of service to the Company, whichever occurs first.

For the year ended December 31, 2023, 1,839 stock options were exercised, and $8.0 thousand cash proceeds were received (2022 - 175,412 stock options were exercised, and $1.3 million cash proceeds were received and 2021 - 16,294 stock options were exercised, and $0.1 million cash proceeds were received).

At December 31, 2023 and 2022, the weighted average remaining contractual term for outstanding stock options was 2.3 and 2.5 years, respectively, and for exercisable stock options was 1.5 and 1.9 years, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes Merton option-pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2023	2022	2021
Dividend yield (per share)	Nil	Nil	Nil
Volatility	82% to 90%	77% to 81%	71% to 80%
Weighted average volatility	88%	77%	78%
Risk-free interest rate	3.6% to 4.7%	1.4% to 4.0%	0.4% to 0.9%
Expected term	4 - 5 years	5 years	4 - 5 years

The weighted average grant date fair value for options granted in the year ended December 31, 2023 was $5.57 (2022 - $8.83; 2021 - $4.67) per option. The weighted average grant date fair value for options vested in the year ended December 31, 2023 was $4.77 (2022 - $5.81; 2021 - $5.19) per option. The total fair value of stock options vested during the year ended December 31, 2023 was $2.3 million (2022 - $2.2 million; 2021 - $2.1 million).

Weighted Average Shares Outstanding

	Year Ended December 31,
	2023	2022	2021
Weighted average number of common shares outstanding	33,469,828	36,445,546	36,702,290
Shares issuable pursuant to stock options	—	1,184,732	159,210
Shares assumed to be purchased from proceeds of stock options	—	(702,268)	(74,161)
Weighted average number of diluted common shares outstanding	33,469,828	36,928,010	36,787,339

For the year ended December 31, 2023, all options were excluded from the diluted (loss) earnings per share calculation as the options were anti-dilutive (2022 - 590,025; 2021 - 1,555,982)

9. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2023	2022
Balance, beginning of year	$63,499	$54,525
Liability incurred	4,671	5,025
Settlements	(377)	(2,630)
Accretion	5,387	4,498
Revisions in estimated liability	328	2,081
Balance, end of year	$73,508	$63,499

Current (1)	$479	$141
Long-term	$73,029	$63,358
Balance, end of year	$73,508	$63,499
(1) Current portion of asset retirement obligation is included in accounts payable and accrued liabilities on the Company’s balance sheet

Revisions in estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling asset retirement obligations. At December 31, 2023, the fair value of assets that were legally restricted for purposes of settling asset retirement obligations was $8.9 million (December 31, 2022 - $6.5 million). These assets were accounted for as restricted cash and cash equivalents on the Company’s balance sheet (Note 14).

10. Revenue

During the year ended December 31, 2023, the Company started sales in Ecuador. All of the Company’s revenue is generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or are defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla (Colombia sales) and Oriente (Ecuador sales) crude differentials, and quality and transportation discounts each month. For the year ended December 31, 2023, 100% (2022 and 2021 - 100%) of the Company's revenue resulted from oil sales and quality and transportation discounts were 18% (2022 - 17%; 2021 - 15%) of the ICE Brent price. During the year ended December 31, 2023, the Company’s production was sold primarily to one major customer representing, 97% of total sales volumes in Colombia and 1% in Ecuador (2022 - two, representing 78% and 22% of total sales volumes in Colombia and 2021 - three, representing 66%, 19% and 12% of total sales volumes in Colombia).

As at December 31, 2023, 2022 and 2021, accounts receivable included nil accrued sales revenue related to December production of each respective year.

11. Taxes

The income tax expense and recovery reported differs from the amount computed by applying the statutory rate to income (loss) before income taxes for the following reasons:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2023	2022	2021
Income (loss) before income taxes
United States	$(40,589)	$(38,161)	$(31,329)
Foreign	146,749	283,096	54,465
	106,160	244,935	23,136
Statutory rate (1)	45%	35%	31%
Income tax expense expected	47,772	85,727	7,172
Impact of foreign taxes	21,139	8,876	9,723
Foreign currency translation	39,995	(4,641)	14,450
Stock-based compensation	2,127	5,804	1,708
Change in valuation allowance	(10,632)	2,386	(53,434)
Non-deductible third party royalty in Colombia	3,253	3,422	1,568
Other permanent differences	8,793	4,332	(1,058)
Non-deductible investment loss	—	—	525
Total income tax expense (recovery)	$112,447	$105,906	$(19,346)

Effective tax rate	106%	43%	(84)%

Current income tax expense
Foreign	55,688	80,566	4,479
	55,688	80,566	4,479
Deferred income tax expense (recovery)
Foreign	56,759	25,340	(23,825)
Total income tax expense (recovery)	$112,447	$105,906	$(19,346)
(1) The tax rate is the statutory rate in Colombia.

In general, it is the Company’s practice and intention to reinvest the earnings of our non-U.S. subsidiaries in such subsidiaries’ operations. As of December 31, 2023, the Company has not made a provision for U.S. or additional foreign withholding taxes on the investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances.

In December 2022, the Colombian Government enacted a new tax reform bill which was effective January 1, 2023. The reform includes significant changes to the income tax regime applicable to oil companies, including the elimination of the tax deductibility of royalties paid-in cash, cost associated to royalties paid-in kind in the calculation of taxable income, and the introduction of a surcharge to the current 35% tax rate. The surcharge is determined by comparing the average inflation-adjusted Brent price during the taxation year to the monthly inflation-adjusted Brent price for the prior 120 months. When the Brent price during the taxation year exceeds the 30th percentile of the historical price range, a 5% surtax is applied. It increases to 10% and 15% when the Brent price during the taxation year exceeds the 45th and 60th percentiles, respectively. The 2023 calculation of current and deferred income tax has been prepared with a surtax of 10% for an aggregated income tax rate of 45%. Additionally, during the year ended December 31, 2023, the Constitutional Court declared unconstitutional prohibition for oil and gas and mining companies to deduct for income tax purposes the non-renewable natural resources royalty payments to the Colombian Government. The Company has considered the impact of these changes on its income tax provision.

The table below presents the components of the deferred tax liabilities and assets as at December 31, 2023 and 2022:

	As at December 31,
(Thousands of U.S. Dollars)	2023	2022
Tax benefit of operating loss carryforwards	$29,448	$53,720
Book basis in excess of tax basis	(86,510)	(20,349)
Foreign tax credits	66,515	66,515
Other accruals	51,022	37,185
Deferred tax assets before valuation allowance	60,475	137,071
Valuation allowance	(107,005)	(114,109)
Net deferred tax (liabilities) assets	$(46,530)	$22,962

Deferred tax assets	10,923	22,990
	10,923	22,990

Deferred tax liabilities	57,453	28
	57,453	28
Net deferred tax (liabilities) assets	$(46,530)	$22,962

At December 31, 2023, the Company has not recognized the benefit of unused non-capital loss carryforwards of $58.8 million (2022 - $91.3 million, 2021 - $62.1 million) for federal purposes in the United States, which expire from 2031 to 2042.

At December 31, 2023, the Company has recognized the benefit of unused non-capital loss carryforwards of $16.5 million (2022 - $40.7 million, 2021 - $102.4 million), out of a total of $20.3 million for federal purposes in Colombia, some of which will expire from 2031 to 2034 and majority be carried forward indefinitely.

As at December 31, 2023, Gran Tierra had $0.8 million of unrecognized tax benefits and related interest and penalties included in its deferred tax assets and current tax liabilities on the consolidated balance sheet. The Company does not anticipate any material changes with respect to unrecognized tax benefit within the next twelve months. The Company had no other significant interest or penalties related to taxes included in the consolidated statement of operations for the year ended December 31, 2023. The Company and its subsidiaries file income tax returns in the U.S. and certain other foreign jurisdictions. The Company is subject to income tax examinations for the tax years ended 2017 through 2023 in certain jurisdictions.

12. Commitments and Contingencies

Purchase Obligations, Firm Agreements and Leases

As at December 31, 2023, future minimum payments under non-cancelable agreements with remaining terms in excess of one year were as follows:

	Year ending December 31
(Thousands of U.S. Dollars)	Total	2024	2025	2026	2027	2028	Thereafter
Facilities	8,317	2,483	2,476	2,476	882	—	—
Operating leases (1)	12,857	4,309	2,951	1,958	1,985	1,654	—
Finance leases (1)	31,630	10,607	7,322	4,988	3,179	5,534	—
Software and Telecommunication	396	332	64	—	—	—	—
	$53,200	$17,731	$12,813	$9,422	$6,046	$7,188	$—

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

Letters of Credit

At December 31, 2023, the Company had provided letters of credit and other credit support totaling $220.1 million (December 31, 2022 - $111.1 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts, the Suroriente Block (Note 4), and other capital or operating requirements.

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

The Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents(1), accounts receivable, PEF, other long-term assets, accounts payable and accrued liabilities, credit facility, long-term debt and other long-term liabilities. The Company’s valuation techniques to measure the fair values of assets and liabilities are described in the subsequent disclosures.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of December 31, 2023 and 2022:

	As at December 31,
	2023	2022
(Thousands of U.S. Dollars)
Level 1
Assets
PEF - current (1)	$5,630	$5,981
PEF - long-term (2)	—	9,975
	$5,630	$15,956

Liabilities
6.25% Senior Notes	$22,994	$243,801
7.75% Senior Notes	20,744	241,455
9.50% Senior Notes	429,018	—
	$472,756	$485,256
Level 2
Assets
Restricted cash and cash equivalents - long-term (2)	$7,750	$5,343
	$7,750	$5,343

(1) Included in the other current assets on the Company’s balance sheet
(2) The long-term portion of restricted cash and PEF are included in the other long-term assets on the Company’s balance sheet

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

PEF

To reduce the Company’s exposure to changes in the trading price of the Company’s common shares on outstanding PSUs and DSU’s, the Company entered into PEF. At the end of the term, the counterparty will pay the Company an amount equivalent to the notional amount of the shares using the price of the Company’s shares of Common Stock at the valuation date. The Company has the discretion to increase or decrease the notional amount of the PEF or terminate the agreement early. As at December 31, 2023, the Company’s PEF had a notional amount of 1.0 million shares and a fair value of $5.6 million. During the year ended December 31, 2023, the Company recorded a loss of $5.0 million on the PEF in G&A expenses (December 31, 2022 - $1.3 million gain and 2021 - $0.9 million). The fair value of PEF asset was estimated using Company’s share price quoted in active markets at the end of each reporting period.

Senior Notes

Financial instruments recorded at amortized costs at December 31, 2023, include the Senior Notes (Note 7). The Senior Notes are publicly traded on Singapore Exchange and the fair value is determined using the Senior Notes trading prices at the end of each reporting period.

At December 31, 2023, the carrying amounts of the 6.25% Senior Notes, 7.75% Senior Notes and 9.50% Senior Notes were $24.6 million, $23.8 million and $444.6 million, respectively, which represents the aggregate principal amounts less unamortized debt issuance costs and discounts.

Derivative asset and derivative liability

As at December 31, 2023, the Company did not have any outstanding derivative positions.

The following table presents the nature of our financial instruments gains or losses for each of the three years ended December 31, 2023:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2023	2022	2021
Commodity price derivative loss	$—	$26,611	$48,723
Foreign currency derivative loss	—	—	115
	$—	$26,611	$48,838

Unrealized investment loss	$—	$—	$2,032
Loss on sale of investment	—	—	1,355
Other financial instruments loss (gain)	15	(7)	(18)
	$15	$(7)	$3,369

Commodity Price Risk

The Company may at times utilize commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. As at December 31, 2023, the Company had no outstanding commodity price derivative positions.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk in relation to its Colombian operations predominantly in operating and transportation costs and G&A expenses. To mitigate exposure to fluctuations in foreign exchange, the Company may enter into foreign currency exchange derivatives. As at December 31, 2023, the Company had no outstanding foreign currency exchange derivative positions.

Unrealized foreign exchange gains and losses primarily result from fluctuation of the U.S. dollar to the Colombian peso due to Gran Tierra’s accounts payable, tax and deferred tax assets and liabilities which are monetary assets and liabilities mainly denominated in the local currencies. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A one percent strengthening in Colombian peso against the U.S. dollar results in foreign exchange loss of approximately $0.4 million of U.S. dollars on accounts payable, gain of approximately $0.3 million of U.S. dollars on taxes receivable and payable and loss of approximately $0.4 million of U.S. dollars on deferred tax assets and liabilities. This effect was calculated based on the Company’s December 31, 2023, accounts payable, deferred tax assets, and taxes payable.

For the years ended December 31, 2023, 97% of the Company oil sales were generated in Colombia and 3% of oil sales generated in Ecuador (2022 and 2021 respectively, 100% of the Company's oil sales were generated in Colombia). In Colombia and Ecuador, the Company receives 100% of its revenues in U.S. dollars and the majority of its capital expenditures are in U.S. dollars or are based on U.S. dollar prices.

Credit Risk

Credit risk arises from the potential that the Company may incur a loss if counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The carrying value of cash and cash equivalents, restricted cash and cash equivalents accounts receivable reflects management’s assessment of credit risk.

At December 31, 2023, cash and cash equivalents and restricted cash and cash equivalents included balances in bank accounts, term deposits and certificates of deposit, placed with financial institutions with investment grade credit ratings.

Most of the Company’s accounts receivable relate to sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. Additionally, the Company reduces the credit risk exposure by managing its accounts receivable which are paid on a weekly basis. For the year ended December 31, 2023, the Company had one customer (2022 - two and 2021 - three) which accounted for over 95% of sales.

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

14. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company’s consolidated balance sheet that sum to the total of such amounts shown in the consolidated statements of cash flows:

	As at December 31,
(Thousands of U.S. Dollars)	2023	2022	2021
Cash and cash equivalents	$62,146	$126,873	$26,109
Restricted cash and cash equivalents - current(1)	1,142	1,142	392
Restricted cash and cash equivalents - long-term (1)	7,750	5,343	4,903
	$71,038	$133,358	$31,404

(1) The current portion of restricted cash and cash equivalents is included in other current assets and long-term portion of restricted cash and cash equivalents is included in other long-term assets on the Company's balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2023	2022	2021
Accounts receivable and other long-term assets	$(1,628)	$2,352	$(5,686)
Derivatives	—	(2,749)	1,797
PEF	11,118	(9,876)	(7,605)
Prepaids and inventory	(9,557)	(5,940)	(2,582)
Accounts payable and accrued and other long-term liabilities	(1,276)	(5,789)	48,206
Taxes receivable and payable	(47,073)	86,319	25,024
Net changes in assets and liabilities from operating activities	$(48,416)	$64,317	$59,154

The following table provides additional supplemental cash flow disclosures:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2023	2022	2021
Cash paid for income taxes	$49,323	$5,480	$2,892
Cash paid for withholding taxes	$52,397	$31,572	$33,460
Cash paid for interest	$43,755	$43,363	$50,109

Non-cash investing activities
Net liabilities related to property, plant and equipment, end of year	$47,416	$55,118	$30,142

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

A. Estimated Proved Net After Royalty (“NAR”) Reserves

The following table sets forth Gran Tierra’s estimated proved NAR reserves and total net proved developed and undeveloped reserves as of December 31, 2021, 2022, and 2023, and the changes in total net proved reserves during the three-year period ended December 31, 2023.

The net proved reserves represent management’s best estimate of proved oil and natural gas reserves after royalties. Reserve estimates for each property are prepared internally each year and 100% of the reserves at December 31, 2023, have been evaluated by independent reservoir engineering specialist, McDaniel & Associates Consultants Ltd.
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

	Liquids (1)		Gas
	(Mbbl)		(MMcf)
Proved NAR Reserves, December 31, 2020	64,692		1,655
Improved recoveries	2,057		—
Extensions (2)	7,475		—
Technical revisions	1,009		133
Production	(8,668)		(119)
Proved NAR Reserves, December 31, 2021	66,565		1,669
Extensions and discoveries (2)	6,273		—
Technical revisions (2)	1,558		(208)
Production	(9,129)		(15)
Proved NAR Reserves, December 31, 2022	65,267		1,446
Extensions and discoveries (2)	17,808		—
Technical revisions (2)	725		(1,446)
Production (3)	(9,504)		—
Proved NAR Reserves, December 31, 2023	74,296		—

Proved Developed Reserves NAR, December 31, 2020	38,660		633
Proved Developed Reserves NAR, December 31, 2021	41,869	880	880
Proved Developed Reserves NAR, December 31, 2022	40,360	858	858
Proved Developed Reserves NAR, December 31, 2023	39,599		—

Proved Undeveloped Reserves NAR, December 31, 2020	26,032		1,022
Proved Undeveloped Reserves NAR, December 31, 2021	24,696		789
Proved Undeveloped Reserves NAR, December 31, 2022	24,907		588
Proved Undeveloped Reserves NAR, December 31, 2023	34,697		—

(1) At December 31, 2023, 2022, and 2021, liquids reserves are 100% oil.
(2) Includes the following volumes related to Ecuador: 2023 - 1.5 MMbbl of extensions and 0.6 MMbbl of technical revisions; 2022 - 2.5 MMbbl of extensions and (0.2) MMbbl of technical revisions; 2021 - 0.5 MMbbl of extensions
(3) Includes 0.2 MMbbl of production related to Ecuador for the year ended December 31, 2023

Changes in proved reserves during the years ended December 31, 2023, 2022 and 2021 shown in the table above primarily resulted from the following significant factors:

Improved Recoveries. There were no improved recoveries for the years ended December 31, 2023 and 2022, respectively. There were 2.1 MMbbl of improved recoveries of heavy oil in the Acordionero field for the year ended December 31, 2021.

Extensions and Discoveries. Added 17.8 MMbbl of proved reserves during the year ended December 31, 2023, of which 16.3 MMbbl were extensions in Colombia and 1.5 MMbbl were discoveries in Ecuador. In Colombia, we had 1.2, 3.5, 2.0 and 9.6 MMbbl of extensions in the Acordionero, Costayaco and Moqueta fields and Suroriente Block respectively, with a 1.5 MMbbl discovery in the Chanangue Block (2022 - 6.3 MMbbl due to reserve extensions in the Acordionero and Costayaco fields and the Charapa and Chanangue Blocks and a discovery in the Alea-1848 Block and 2021 - 7.5 MMbbl, due to reserve extensions in the Acordionero, Costayaco, Moqueta and Charapa fields).

Technical and Economic Revisions. Added 0.7 MMbbl of proved oil reserves and removed all gas reserves during the year ended December 31, 2023. In Colombia this was primarily due to continued waterflood performance in the Costayaco and Acordionero fields as well as production type curve increases in the Ecuador Blocks (2022 - 1.6 MMBOE related to positive technical revisions based on increased drilling and continued waterflood performance in the Acordionero and Costayaco fields and 2021 - 1.0 MMBOE, related to positive technical revisions based on performance and waterflood response in the Acordionero and Costayaco fields).

B. Capitalized Costs

Capitalized costs for Gran Tierra’s oil and gas producing activities consisted of the following at the end of each of the years in the two-year period ended December 31, 2023:

(Thousands of U.S. Dollars)	Proved Properties	Unproved Properties	Accumulated Depletion, Depreciation and Impairment	Net Capitalized Costs
Balance, December 31, 2023	$4,876,185	$54,116	$(3,821,115)	$1,109,186

Balance, December 31, 2022	$4,617,804	$74,471	$(3,617,380)	$1,074,895

C. Costs Incurred

The following table presents costs incurred for Gran Tierra’s oil and gas property acquisitions and exploration and development for the respective years:

(Thousands of U.S. Dollars)	Colombia	Ecuador	Total
Year Ended December 31, 2021
Property acquisition costs
Proved	$—	$—	$—
Unproved	$—	$—	$—
Exploration costs	$18,080	$2,330	$20,410
Development costs	$142,461	$—	$142,461

Year Ended December 31, 2022
Property acquisition costs
Proved	$—	$—	$—
Unproved	$—	$—	$—
Exploration costs	$50,374	$39,524	$89,898
Development costs	$160,933	$—	$160,933

Year Ended December 31, 2023
Property acquisition costs
Proved	$—	$—	$—
Unproved	$—	$—	$—
Exploration costs	$15,674	$14,188	$29,862
Development costs	$199,240	$4,581	$203,821

D. Results of Operations for Oil and Gas Producing Activities

(Thousands of U.S. Dollars)	Colombia	Ecuador	Total
December 31, 2023
Oil sales	$621,297	$15,660	$636,957
Production costs	(192,933)	(8,477)	(201,410)
Exploration expenses	—	—	—
DD&A expenses	(207,346)	(8,018)	(215,364)
Inventory impairment	—	—	—
Income tax (expense) recovery	(103,491)	90	(103,401)
Results of Operations	$117,527	$(745)	$116,782

December 31, 2022
Oil sales	$711,388	$—	$711,388
Production costs	(172,582)	—	(172,582)
Exploration expenses	—	—	—
DD&A expenses	(180,039)	—	(180,039)
Inventory impairment	—	—	—
Income tax (expense) recovery	(105,906)	—	(105,906)
Results of Operations	$252,861	$—	$252,861

December 31, 2021
Oil sales	$473,722	$—	$473,722
Production costs	(147,339)	—	(147,339)
Exploration expenses	—	—	—
DD&A expenses	(139,765)	—	(139,765)
Inventory impairment	—	—	—
Income tax (expense) recovery	19,346	—	19,346
Results of Operations	$205,964	$—	$205,964

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

	Colombia	Ecuador
Twelve month period unweighted arithmetic average of the wellhead price as of the first day of each month within the twelve month period
2023	$69.91	$77.44
2022	$86.16	$91.53
2021	$58.07	$62.42
Weighted average production costs
2023	$18.54	$20.66
2022	$16.26	$19.55
2021	$15.55	$17.40

Future development and production costs to be incurred in producing and further developing the proved reserves are based on year end cost indicators. Future income taxes are computed by applying year end statutory tax rates. These rates reflect allowable deductions and tax credits, and are applied to the estimated pre-tax future net cash flows. Discounted future net cash flows are calculated using 10% mid-year discount factors. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such prescribed assumptions have not proved to be the case in the past. Other assumptions could give rise to substantially different results.

The Company believes this information does not in any way reflect the current economic value of its oil and gas producing properties or the present value of their estimated future cash flows as:

•no economic value is attributed to probable and possible reserves;
•use of a 10% prescribed discount rate; and
•prices change constantly from the twelve-month period unweighted arithmetic average of the price as of the first day of each month within that twelve-month period.

The standardized measure of discounted future net cash flows from Gran Tierra’s estimated proved oil and gas reserves is as follows:

(Thousands of U.S. Dollars)	Colombia	Ecuador	Total
December 31, 2023
Future cash inflows	$4,893,758	$358,421	$5,252,179
Future production costs	$(1,552,227)	$(158,643)	$(1,710,870)
Future development costs	$(460,819)	$(89,639)	$(550,458)
Future asset retirement obligations	$(82,314)	$(3,300)	$(85,614)
Future income tax expense	$(954,973)	$(41,852)	$(996,825)
Future net cash flows	$1,843,425	$64,987	$1,908,412
10% discount	$(516,451)	$(22,924)	$(539,375)
Standardized Measure of Discounted Future Net Cash Flows	$1,326,974	$42,063	$1,369,037

December 31, 2022
Future cash inflows	$5,410,256	$256,220	$5,666,476
Future production costs	(1,298,198)	(104,614)	(1,402,812)
Future development costs	(334,560)	(63,040)	(397,600)
Future asset retirement obligations	(50,520)	(2,700)	(53,220)
Future income tax expense	(1,391,436)	(33,058)	(1,424,494)
Future net cash flows	2,335,542	52,808	2,388,350
10% discount	(659,092)	(18,632)	(677,724)
Standardized Measure of Discounted Future Net Cash Flows	$1,676,450	$34,176	$1,710,626

December 31, 2021
Future cash inflows	$3,880,608	$30,573	$3,911,181
Future production costs	(1,249,901)	(13,502)	(1,263,403)
Future development costs	(365,983)	(12,175)	(378,158)
Future asset retirement obligations	(47,580)	(600)	(48,180)
Future income tax expense	(514,231)	(1,866)	(516,097)
Future net cash flows	1,702,913	2,430	1,705,343
10% discount	(481,504)	(2,062)	(483,566)
Standardized Measure of Discounted Future Net Cash Flows	$1,221,409	$368	$1,221,777

Changes in the Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes changes in the standardized measure of discounted future net cash flows for Gran Tierra’s proved oil and gas reserves:

(Thousands of U.S. Dollars)	2023	2022	2021
Balance, beginning of year	$1,710,626	$1,221,777	$727,487
Sales and transfers of oil and gas produced, net of production costs	(739,703)	(433,676)	(244,486)
Net changes in prices and production costs related to future production	(924,346)	1,373,950	1,217,785
Extensions, discoveries and improved recovery, less related costs	583,254	384,414	382,423
Previously estimated development costs incurred during the year	(156,664)	(136,856)	(98,724)
Revisions of previous quantity estimates	981,873	75,460	(191,738)
Accretion of discount	171,063	122,178	72,748
Net change in income taxes	32,875	(739,879)	(414,458)
Changes in future development costs	(289,941)	(156,742)	(229,260)
Net (decrease) increase	(341,589)	488,849	494,290
Balance, end of year	$1,369,037	$1,710,626	$1,221,777

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(b) of the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, which audited our financial statements included in this Annual Report on Form 10-K as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gran Tierra Energy Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Gran Tierra Energy Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chartered Professional Accountants
Calgary, Canada
February 20, 2024

Item 9B. Other Information

2024 Annual Meeting

The Board of Directors of Gran Tierra Energy Inc. has established May 2, 2024 as the date of the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”) and March 6, 2024 as the record date for determining stockholders entitled to notice of, and to vote at, the 2024 Annual Meeting. The time and location of the 2024 Annual Meeting will be as set forth in the Company’s proxy materials for the 2024 Annual Meeting.

Credit Facility

The Amendment made various changes to the Credit Facility, including: (i) the initial commitment was adjusted from $100 million to $50 million (maintaining the potential option of up to an additional $50 million, subject to approval by the lender) (ii) the availability period for the draw under the Credit Facility was extended from August 20, 2023 (extended under the Amended Credit Facility) until December 31, 2023.

The Credit Facility, as amended and restated, remains secured by Gran Tierra’s Colombian assets and economic rights and its remaining commercial terms remain unchanged. The Credit Facility has a final maturity date of August 15, 2024. As of February 20, 2024, the credit facility has been drawn by $36 million.

Trading Arrangements

During the three months ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC within 120 days after December 31, 2023. For information with respect to our executive officers, see “Information About Our Executive Officers” at the end of Part I of this report, following Item 4 “Mine Safety Disclosures”.

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

Adoption of Code of Ethics

Gran Tierra has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of its Board members, employees and executive officers, including its President and Chief Executive Officer, Director (Principal Executive Officer), Chief Financial Officer and Executive Vice President, Finance (Principal Financial and Accounting Officer) and Chief Operating Officer (Principal Operating Officer) Gran Tierra has made the Code available on its website at www.grantierra.com.

Gran Tierra intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to Gran Tierra’s Principal Executive Officer, Principal Financial and Accounting Officer and Principal Operating Officer by posting such information on its website at http://www.grantierra.com/governance.html within four business days of such amendment or waiver. Information on our website is not incorporated into this Annual Report or otherwise made part of this Annual Report.

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

The following table provides certain information with respect to securities authorized for issuance under Gran Tierra’s equity compensation plans in effect as of the end of December 31, 2023:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options (1)	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	2,027,807	9.93	1,640,219
Equity compensation plans not approved by security holders	—	—	—
	2,027,807	9.93	1,640.219

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

(2) In accordance with Item 201(d) of Regulation S-K, the figure in this column represents the total number of shares of our Common Stock remaining available for issuance under the Plan as of December 31, 2023, minus the awards reported in column (a), above. Note, pursuant to the terms of the Plan, the pool of shares available for grant thereunder is not actually reduced until an award is settled in shares of our Common Stock (as opposed to reducing the pool at the time of grant). At December 31, 2023, 4,672,966 shares were issued and outstanding relating to PSUs and DSUs and would represent a reduction to the securities remaining available for future issuance under the Plan if such awards were to be equity settled. Consistent with accounting treatment that reflects management's intent to cash settle, these amounts are not included in the above table as a reduction in the securities remaining available for future issuance. Pursuant to the provisions of the Plan, the number of securities remaining available for issuance is reduced by the aggregate balance of (i) stock options exercised and outstanding at a fungible factor of 1.0 shares and (ii) unit based awards at a fungible factor of 1.0 shares for each share of our Common Stock issued pursuant to any equity settled awards granted under the Plan. Accordingly, the number of shares available for future awards under the Plan may be different than the amount shown in this column.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description	Reference
3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Certificate of Amendment to Certificate of Incorporation of Gran Tierra Energy Inc., effective May 5, 2023.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 5, 2023 (SEC File No. 001-34018).

3.3	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.4	Amendment No.1 to Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on August 4, 2021 (SEC File No. 001-34018).

4.1	Subscription Receipt Agreement, dated July 8, 2016, by and between Gran Tierra Energy Inc. and Computershare Trust Company of Canada.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on July 14, 2016 (SEC File No. 001-34018).

4.2
Indenture related to the 6.25% Senior Notes due 2025, dated as of February 15, 2018, between Gran Tierra Energy International Holdings Ltd., the Guarantors named therein and U.S. Bank National Association.
Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.3	First Supplemental Indenture related to 6.25% Senior Notes due 2025, dated as of July 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019 (SEC File No. 001-34018).

4.4	Form of 6.25% Senior Notes due 2025.	Incorporated by reference to Exhibit 4.2 (included as Exhibit A to Exhibit 4.1) to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.5	Indenture related to the 7.750% Senior Notes due 2027, dated as of May 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 (SEC File No. 001-34018).

4.6	First Supplemental Indenture related to 7.750% Senior Notes due 2027, dated as of July 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019 (SEC File No. 001-34018).

4.10	Form of 7.750% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 (SEC File No. 001-34018).

4.11	Indenture related to the 9.50% Senior Notes due 2029, dated as of October 20, 2023, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 24, 2023 (SEC File No. 001-34018).

4.12	Form of 9.500% Senior Secured Amortizing Notes due 2029 (included as Exhibit A to Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 24, 2023 (SEC File No. 001-34018).

4.13	Description of securities.	Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2020 (SEC File No. 001-34018).

10.1	Amended and Restated 2007 Equity Incentive Plan*	Incorporated by reference to Appendix of the Definitive Proxy Statement filed with the SEC on March 25, 2022 (SEC File No. 001-34018).

10.2	Form of Restricted Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 001-34018).

10.3	Form of Option Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 001-34018).

10.4	Form of Indemnity Agreement.*	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

10.5	Form of Deferred Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.6	Form of Deferred Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.7	Executive Employment Agreement effective May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Gary Guidry.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.71	Executive Employment Agreement effective May 11, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and James Evans.*	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.72	Executive Employment Agreement effective November 6, 2023, between GTE Alberta Inc, Gran Tierra Energy Inc. and Sebastien Morin.*	Filed herewith.

10.73	Form of Performance Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.74	Form of Performance Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.75	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Ryan Ellson.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.76	Credit Agreement, dated as of August 18, 2022, by and among Gran Tierra Energy Inc., Gran Tierra Energy Colombia GMBH, Gran Tierra Operations Colombia GMBH and Trafigura PTE Ltd. as a lender	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with SEC on August 23, 2022 (SEC File No. 001-34018).

10.77
Deed of Amendment and Restatement to Credit Agreement dated September 19, 2023 by and among Gran Tierra Energy Inc., Gran Tierra Energy Colombia GmbH, Gran Tierra Operations Colombia GmbH. and Trafigura PTE Ltd. as a lender.
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 1, 2023 (SEC File No. 001-34018).

10.78	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.79	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.80	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on November 19, 2008 (SEC File No. 001-34018).

10.81	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009 (SEC File No. 001-34018).

10.82	Amendment No. 4 dated June 13, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.83	Amendment No. 5 dated February 10, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.84	Amendment No. 6 dated March 1, 2012, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

21.1	List of subsidiaries.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

23.2	Consent of McDaniel & Associates Consultants Ltd.	Filed herewith.

24.1	Power of Attorney.	See signature page.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97.1	Gran Tierra Energy Inc. Clawback Policy	Filed herewith.

99.1	Gran Tierra Energy Inc. Reserves Assessment and Evaluation of Oil and Gas Properties Corporate Summary, effective December 31, 2023.	Filed herewith.

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

GRAN TIERRA ENERGY INC.

Date: February 20, 2024	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: February 20, 2024	/s/ Ryan Ellson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Gary S. Guidry	President and Chief Executive Officer, Director	February 20, 2024
Gary S. Guidry	(Principal Executive Officer)

/s/ Ryan Ellson	Chief Financial Officer and Executive Vice President, Finance	February 20, 2024
Ryan Ellson	(Principal Financial and Accounting Officer)

/s/ Peter Dey	Director	February 20, 2024
Peter Dey

/s/ Evan Hazell	Director	February 20, 2024
Evan Hazell

/s/ Alison Redford	Director	February 20, 2024
Alison Redford

/s/ Robert B. Hodgins	Director	February 20, 2024
Robert B. Hodgins

/s/ Ronald Royal	Director	February 20, 2024
Ronald Royal

/s/ Sondra Scott	Director	February 20, 2024
Sondra Scott

/s/ David P. Smith	Director	February 20, 2024
David P. Smith

/s/ Brooke Wade	Director	February 20, 2024
Brooke Wade