Form 10-Q
period 2024-03-31
GRAN TIERRA ENERGY INC.
filed 2024-05-02
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024

or

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

On April 29, 2024, 31,332,184 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2024

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity and financial condition and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our operations are located in South America and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events; global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including inflation and changes resulting from a global health crisis, geopolitical events, including the conflicts in Ukraine and the Gaza region, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a prolonged decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predict, which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute our business plan and realize expected benefits from current initiatives; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability to comply with financial covenants in our indentures and make borrowings under any future credit agreement; and those factors set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2023 Annual Report on Form 10-K (the “2023 Annual Report on Form 10-K”). This information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and, except as otherwise required by the securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except for Share and Per Share Amounts)

	Three Months Ended March 31,
	2024	2023
OIL SALES (Note 6)	$157,577	$144,190

EXPENSES
Operating	48,466	41,369
Transportation	4,584	3,066
Depletion, depreciation and accretion (Note 3)	56,150	52,196
General and administrative (Note 9)	12,877	12,696
Severance	1,266	—
Foreign exchange (gain) loss	(815)	1,702
Other gain	—	(1,090)
Interest expense (Note 4)	18,424	11,836
	140,952	121,775

INTEREST INCOME	692	768
INCOME BEFORE INCOME TAXES	17,317	23,183

INCOME TAX EXPENSE
Current (Note 7)	3,916	17,606
Deferred (Note 7)	13,479	15,277
	17,395	32,883
NET AND COMPREHENSIVE LOSS	$(78)	$(9,700)

NET LOSS PER SHARE (1)
- BASIC and DILUTED	$—	$(0.28)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC and DILUTED (Note 5)	31,813,072	34,451,400
(1) Reflects Company’s 1-for-10 reverse stock split that became effective May 5, 2023.

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except for Share Amounts)

	As at March 31, 2024	As at December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents (Note 10)	$126,618	$62,146
Accounts receivable	10,763	12,359
Inventory	25,887	29,039
Other current assets (Note 9 and 10)	3,648	8,920
Total Current Assets	166,916	112,464

Oil and Gas Properties
Proved	1,061,807	1,055,070
Unproved	57,945	54,116
Total Oil and Gas Properties	1,119,752	1,109,186
Other capital assets	37,900	33,664
Total Property, Plant and Equipment (Note 3)	1,157,652	1,142,850

Other Long-Term Assets
Deferred tax assets	9,548	10,923
Taxes receivable	60,303	52,089
Other long-term assets (Note 9 and 10)	7,991	7,963
Total Other Long-Term Assets	77,842	70,975
Total Assets	$1,402,410	$1,326,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$207,447	$187,007
Credit facility (Note 4)	—	35,609
Current portion of long-term debt (Note 4 and 9)	24,677	—
Taxes payable	22,173	27,219
Equity compensation award liability (Note 5)	3,424	10,419
Total Current Liabilities	257,721	260,254

Long-Term Liabilities
Long-term debt (Note 4 and 9)	583,099	519,532
Deferred tax liabilities	72,799	57,453
Asset retirement obligation	75,826	73,029
Equity compensation award liability (Note 5)	9,895	8,750
Other long-term liabilities	11,059	10,877
Total Long-Term Liabilities	752,678	669,641

Contingencies (Note 8)

Shareholders' Equity (1)
Common Stock (31,429,826 and 32,275,113 issued, 31,401,214 and 32,246,501 outstanding shares of Common Stock, par value $0.001 per share, as at March 31, 2024 and December 31, 2023, respectively), (Note 5)	9,935	9,936
Additional paid-in capital	1,245,387	1,249,651
Treasury Stock (Note 5)	(203)	(163)
Deficit	(863,108)	(863,030)
Total Shareholders’ Equity	392,011	396,394
Total Liabilities and Shareholders’ Equity	$1,402,410	$1,326,289
(1) Reflects Company’s 1-for-10 reverse stock split that became effective May 5, 2023.

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(78)	$(9,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 3)	56,150	52,196
Deferred tax expense (Note 7)	13,479	15,277
Stock-based compensation expense (Note 5)	3,361	1,500
Amortization of debt issuance costs (Note 4)	3,306	781
Unrealized foreign exchange (gain) loss	(2,266)	514
Other gain	—	(1,090)
Cash settlement of asset retirement obligation	(183)	—
Non-cash lease expenses	1,413	1,144
Lease payments	(1,058)	(606)
Net change in assets and liabilities from operating activities (Note 10)	(13,297)	(10,763)
Net cash provided by operating activities	60,827	49,253

Investing Activities
Additions to property, plant and equipment	(55,331)	(71,062)
Changes in non-cash investing working capital (Note 10)	16,531	14,871
Net cash used in investing activities	(38,800)	(56,191)

Financing Activities
Proceeds from issuance of Senior Notes, net of issuance costs (Note 4)	85,638	—
Repayment of debt (Note 4)	(36,364)	—
Debt issuance costs (Note 4)	—	(50)
Purchase of Senior Notes	—	(4,225)
Re-purchase of shares of Common Stock (Note 5)	(4,948)	(10,718)
Proceeds from exercise of stock options	161	—
Lease payments	(1,972)	(1,105)
Net cash provided by (used in) financing activities	42,515	(16,098)

Foreign exchange (loss) gain on cash, cash equivalents and restricted cash and cash equivalents	(42)	2,214

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	64,500	(20,822)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period (Note 10)	71,038	133,358
Cash and cash equivalents and restricted cash and cash equivalents, end of period (Note 10)	$135,538	$112,536

Supplemental cash flow disclosures (Note 10)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended March 31,
	2024	2023
Share Capital (1)
Balance, beginning of period	$9,936	$10,272
Cancellation of shares of Common Stock (Note 5)	(1)	—
Balance, end of period	$9,935	$10,272

Additional Paid-in Capital
Balance, beginning of period	$1,249,651	$1,291,354
Exercise of stock options	161	—
Cancellation of shares of Common Stock (Note 5)	(4,907)	—
Stock-based compensation (Note 5)	482	619
Balance, end of period	$1,245,387	$1,291,973

Treasury Stock
Balance, beginning of period	$(163)	$(27,317)
Re-purchase of shares of Common Stock (Note 5)	(4,948)	(10,718)
Cancellation of shares of Common Stock (Note 5)	4,908	—
Balance, end of period	$(203)	$(38,035)

Deficit
Balance, beginning of period	$(863,030)	$(856,743)
Net loss	(78)	(9,700)
Balance, end of period	$(863,108)	$(866,443)

Total Shareholders’ Equity	$392,011	$397,767
(1) Reflects Company’s 1-for-10 reverse stock split that became effective May 5, 2023.

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

The note disclosure requirements of annual audited consolidated financial statements provide additional disclosures required for interim unaudited condensed consolidated financial statements. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K.

The Company’s significant accounting policies are described in Note 2 of the consolidated financial statements, which are included in the Company’s 2023 Annual Report on Form 10-K and are the same policies followed in these interim unaudited condensed consolidated financial statements. The Company has evaluated all subsequent events to the date these interim unaudited condensed consolidated financial statements were issued.

3. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at March 31, 2024	As at December 31, 2023
Oil and natural gas properties
Proved	$4,933,920	$4,876,185
Unproved	57,945	54,116
	4,991,865	4,930,301
Other (1)	81,013	73,505
	5,072,878	5,003,806
Accumulated depletion, depreciation and impairment	(3,915,226)	(3,860,956)
	$1,157,652	$1,142,850
(1) The “other” category includes right-of-use assets for operating and finance leases of $60.4 million, which had a net book value of $36.3 million as at March 31, 2024 (December 31, 2023 - $53.3 million, which had a net book value of $32.4 million).

During the three months ended March 31, 2024, the Company entered into new lease contracts related to power generation and safety equipment, and capitalized $6.1 million right-of-use assets related to those contracts.

For the three months ended March 31, 2024 and 2023, respectively, the Company had no ceiling test impairment losses. The Company used a 12-month unweighted average of the first-day-of the month Brent price prior to the ending date of the periods March 31, 2024 and 2023 of $81.58 and $95.99 per bbl, respectively, for the purpose of the ceiling test calculations.

4. Debt and Debt Issuance Costs

The Company’s debt as at March 31, 2024, and December 31, 2023, was as follows:

(Thousands of U.S. Dollars)	As at March 31, 2024	As at December 31, 2023
Current
Credit facility	$—	$36,364
6.25% Senior Notes, due February 2025 (“6.25% Senior Notes”)	24,828	—
Unamortized debt issuance costs	(151)	(755)
	$24,677	$35,609

Long-Term
6.25% Senior Notes, due February 2025 (“6.25% Senior Notes”)	$—	$24,828
7.75% Senior Notes, due May 2027 (“7.75% Senior Notes”)	24,201	24,201
9.50% Senior Notes, due October 2029 (“9.50% Senior Notes”)	587,590	487,590
Unamortized Senior Notes discount	(38,164)	(27,958)
Unamortized Senior Notes issuance costs	(17,465)	(15,679)
	556,162	492,982
Long-term lease obligation (1)	26,937	26,550
	$583,099	$519,532
Total Debt	$607,776	$555,141
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $15.2 million as at March 31, 2024 (December 31, 2023 - $12.1 million).

Credit Facility

As at December 31, 2023, the Company had a $36.4 million balance outstanding under the Company’s credit facility. On February 6, 2024, the outstanding balance under the credit facility of $36.4 million was fully re-paid and the credit facility was terminated.

Senior Notes

On February 6, 2024, the Company issued an additional $100.0 million of 9.50% Senior Notes due October 2029 (the “new 9.50% Senior Notes”), and received cash proceeds of $88.0 million. The new 9.50% Senior Notes have the same terms and provisions as the previously issued $487.6 million 9.50% Senior Notes except for the issue price. The new 9.50% Senior Notes accrue interest from October 20, 2023, the date of issuance of previously issued 9.50% Senior Notes. The Company received a cash payment of $2.8 million related to the accrued interest of the new 9.50% Senior Notes.

Leases

During the three months ended March 31, 2024, the Company recorded three new finance leases totaling $6.1 million, which have lease terms ranging from two to three years and weighted average discount rates of 9.6%.

Interest Expense

The following table presents the total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2024	2023
Contractual interest and other financing expenses	$15,118	$11,055
Amortization of debt issuance costs	3,306	781
	$18,424	$11,836

5. Share Capital

Shares of Common Stock
Shares issued at December 31, 2023	32,275,113
Treasury shares	(28,612)
Shares issued and outstanding at December 31, 2023	32,246,501
Shares issued on option exercise	41,379
Shares re-purchased and cancelled	(858,054)
Shares issued at March 31, 2024	31,429,826
Treasury shares	(28,612)
Shares issued and outstanding at March 31, 2024	31,401,214
During the year ended December 31, 2023, the Company implemented a share re-purchase program (the “2023 Program”) through the facilities of the Toronto Stock Exchange (“TSX”), the NYSE American (the “NYSE”) and eligible alternative trading platforms in Canada or the United States. Under the 2023 Program, the Company is able to purchase at prevailing market prices up to 3,234,914 shares of Common Stock, representing approximately 10% of the public float as of October 20, 2023. The 2023 Program will expire on November 2, 2024, or earlier if the 10% maximum is reached.

During the three months ended March 31, 2024, the Company re-purchased 886,666 shares at a weighted average price of $5.58 per share (three months ended March 31, 2023 - 1,308,212 shares under the 2022 program at a weighted average price of $8.19 per share). As of March 31, 2024, the Company cancelled 28,612 shares held as treasury shares at December 31, 2023, and cancelled 858,054 shares re-purchased during the three months ended March 31, 2024. During the period from October 20, 2023 to April 29, 2024, the Company has re-purchased 1,997,500 shares under the 2023 Program.

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), restricted share units (“RSUs”) and stock option activity for the three months ended March 31, 2024:

	PSUs	DSUs	RSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2023	3,896,356	776,610	—	2,027,807	9.93
Granted	2,185,352	40,942	523,719	1,970	5.64
Exercised	(1,847,322)	—	—	(41,379)	3.90
Forfeited	(122,267)	—	—	(43,451)	9.86
Expired	—	—	—	(154,270)	23.18
Balance, at March 31, 2024	4,112,119	817,552	523,719	1,790,677	8.92

For the three months ended March 31, 2024 and 2023, there was $3.4 million and $1.5 million of stock-based compensation expense, respectively.

As at March 31, 2024, there was $26.8 million (December 31, 2023 - $8.6 million) of unrecognized compensation costs related to unvested PSUs, RSUs and stock options, which are expected to be recognized over a weighted-average period of 2.3 years. During the three months ended March 31, 2024, the Company paid out $10.4 million for PSUs vested on December 31, 2023 (three months ended March 31, 2023 - $15.1 million for PSUs vested on December 31, 2022).

During the three months ended March 31, 2024, the Company awarded 0.5 million RSUs to employees pursuant to the existing 2007 Equity Incentive Plan. Under the 2007 Equity Incentive Plan, RSU units will vest one-third each year over a three-year period. Upon vesting, RSUs entitle the holder to receive either the underlying number of shares of the Company’s Common Stock or a cash payment equal to the value of the underlying shares of the Company’s Common Stock. The Company intends to settle RSUs outstanding as at March 31, 2024, in cash.

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

Weighted Average Shares Outstanding

For the three months ended March 31, 2024 and 2023, all options were excluded from the diluted loss per share calculation as the options were anti-dilutive.

6. Revenue

The Company’s revenues are generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla (Colombia sales) or Oriente (Ecuador sales) crude differentials, quality and transportation discounts and premiums each month. For the three months ended March 31, 2024, 100% of the Company’s revenue resulted from oil sales (three months ended March 31, 2023 - 100%). During the three months ended March 31, 2024, quality and transportation discounts were 19% of the average ICE Brent price (three months ended March 31, 2023 - 22%).

During the three months ended March 31, 2024 and 2023, the Company’s production was sold primarily to one major customer in Colombia and Ecuador, representing 100% and 97% of the total sales volumes, respectively.

As at March 31, 2024, accounts receivable included nil accrued sales revenue related to March 2024 production (December 31, 2023 - nil related to December 2023 production).

7. Taxes

The Company’s effective tax rate was 100% for the three months ended March 31, 2024, compared to 142% in the comparative period of 2023.

Current income tax expense was $3.9 million for the three months ended March 31, 2024, compared to $17.6 million in the corresponding period of 2023, primarily due to a decrease in taxable income.

The deferred income tax expense for the three months ended March 31, 2024, was $13.5 million compared to $15.3 million in the corresponding period of 2023 mainly as a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the three months ended March 31, 2023, the deferred income tax expense was $15.3 million mainly as a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the three months ended March 31, 2024, the difference between the effective tax rate of 100% and the 45% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, increase in the valuation allowance, non-deductible foreign translation adjustments, non-deductible stock-based compensation and other permanent differences.

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

Letters of Credit and Other Credit Support

At March 31, 2024, the Company had provided letters of credit and other credit support totaling $222.6 million (December 31, 2023 - $220.1 million) as a security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts, the Suroriente Block extension agreement and other capital or operating requirements. Approximately $123.0 million relates to the Suroriente Block extension agreement.

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

At March 31, 2024, the Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, current portion of long-term debt, long-term debt and other long-term liabilities. The Company uses appropriate valuation techniques based on the available information to measure the fair values of assets and liabilities.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of March 31, 2024, and December 31, 2023:

(Thousands of U.S. Dollars)	As at March 31, 2024	As at December 31, 2023
Level 1
Assets
Prepaid equity forward (“PEF”) - current (1)	$—	$5,630

Liabilities
6.25% Senior Notes	$23,242	$22,994
7.75% Senior Notes	20,692	20,744
9.50% Senior Notes	549,579	429,018
	$593,513	$472,756
Level 2
Assets
Restricted cash and cash equivalents - long-term (2)	$7,778	$7,750

Liabilities
Credit facility	$—	$35,609
(1) The current portion of PEF is included in the other current assets on the Company’s condensed consolidated balance sheet.
(2) The long-term portion of restricted cash is included in the other long-term assets on the Company’s condensed consolidated balance sheet.

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

Prepaid Equity Forward

As at March 31, 2024, the Company had no outstanding PEF asset (As at December 31, 2023 - 1.0 million notional shares with a fair value of $5.6 million). For the three months ended March 31, 2024 and 2023, the Company recorded $0.3 million and $1.7 million loss in general and administrative expenses relating to the PEF, respectively.

During the three months ended March 31, 2024, the Company settled all outstanding notional PEF shares and received net proceeds of $5.1 million resulting in a $0.3 million loss on settlement.

Senior Notes

Financial instruments recorded at amortized cost at March 31, 2024, were the Senior Notes (Note 4).

At March 31, 2024, the carrying amounts of the 6.25% Senior Notes, 7.75% Senior Notes and 9.50% Senior Notes were $24.7 million, $23.8 million, and $532.4 million, respectively, which represented the aggregate principal amount less unamortized debt issuance costs and discounts, and the fair values were $23.2 million, $20.7 million, and $549.6 million, respectively.

10. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

	As at March 31,		As at December 31,
(Thousands of U.S. Dollars)	2024	2023	2023	2022
Cash and cash equivalents	$126,618	$105,684	$62,146	$126,873
Restricted cash and cash equivalents - current (1)	1,142	1,142	1,142	1,142
Restricted cash and cash equivalents - long-term (2)	7,778	5,710	7,750	5,343
	$135,538	$112,536	$71,038	$133,358
(1) Included in other current assets on the Company’s condensed consolidated balance sheet.
(2) Included in other long-term assets on the Company’s condensed consolidated balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2024	2023
Accounts receivable and other long-term assets	$1,639	$(3,022)
PEF	6,218	7,806
Prepaids and inventory	1,967	740
Accounts payable and accrued and other long-term liabilities	(9,995)	(17,252)
Taxes receivable and payable	(13,126)	965
Net changes in assets and liabilities from operating activities	$(13,297)	$(10,763)

Changes in non-cash investing working capital for the three months ended March 31, 2024, were comprised of an increase in accounts payable and accrued liabilities of $16.6 million and an increase in accounts receivable of $0.1 million (three months ended March 31, 2023, an increase in accounts payable and accrued liabilities of $14.9 million).

The following table provides additional supplemental cash flow disclosures:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2024	2023
Cash paid for withholding taxes	$11,681	$8,461
Cash paid for interest	$1,224	$8,781

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$63,947	$69,989

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements” as set out in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Items 7 and 8, respectively, of our 2023 Annual Report on Form 10-K. Please see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding the identification of and risks relating to forward-looking statements and the risk factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as Part I, Item 1A “Risk Factors” in our 2023 Annual Report on Form 10-K. On May 5, 2023, the Company completed 1-for-10 reverse stock split of the Company’s Common Stock. As a result of the reverse stock split, every ten of the Company’s issued shares of Common Stock were automatically combined into one issued share of Common Stock. All share and per share data included in this quarterly report have been retroactively adjusted to reflect the reverse stock split.

Financial and Operational Highlights

Key Highlights for the first quarter of 2024
•Net loss in the first quarter of 2024 was $0.1 million, compared to a net loss of $9.7 million in the first quarter of 2023
•Income before income taxes in the first quarter of 2024 was $17.3 million, compared to income before income taxes of $23.2 million in the first quarter of 2023
•Adjusted EBITDA(2) increased to $94.8 million, compared to $89.9 million in the first quarter of 2023 and $93.0 million in the prior quarter
•Funds flow from operations(2) increased by 24% to $74.3 million, compared to $60.0 million in the first quarter of 2023 and decreased by 12% from $84.7 million in the prior quarter
•In the first quarter of 2024, we re-purchased 0.9 million shares of Common Stock through the 2023 share re-purchase program, representing 3% of outstanding shares as of March 31, 2024
•In the first quarter of 2024, the outstanding balance of $36.4 million under the Company’s credit facility was fully re-paid and the credit facility was terminated
•NAR production for the first quarter of 2024 was 25,845, comparable to 25,526 BOPD in the first quarter of 2023 and increased by 4% from 24,892 BOPD in the prior quarter
•Sales volumes for the first quarter of 2024 increased by 4% to 26,080 BOPD, compared to 25,171 BOPD in the first quarter of 2023 and increased by 5% from 24,949 BOPD in the prior quarter
•Oil sales for the first quarter of 2024 were $157.6 million, 9% higher compared to the first quarter of 2023, primarily due to a decrease in Castilla, Vasconia and Oriente differentials and a 4% increase in sales volumes. Oil sales increased by 2% from $154.9 million in the prior quarter, primarily due to a 5% increase in sales volumes and lower Castilla differential, partially offset by higher Vasconia and Oriente differentials
•Operating expenses increased by 17% to $48.5 million or by $2.16 per bbl to $20.42 per bbl when compared to the first quarter of 2023, primarily as a result of higher workovers and higher lifting costs associated with preventative maintenance activities. Operating expenses increased from $47.6 million in the prior quarter as a result of higher workovers, offset by lower lifting costs related to power generation optimizations in major fields. On a per bbl basis, operating expenses decreased from $20.75 in the prior quarter due to higher sales volumes in the current quarter
•Transportation expenses per bbl increased by $0.58 and $0.21 when compared to the first quarter of 2023 and the prior quarter, respectively, due to higher trucking costs resulting from the utilization of longer distance delivery points in response to lower river levels in Colombia caused by El Niño.
•Operating netback(2) increased to $104.5 million compared to $99.8 million in the first quarter of 2023 and $103.4 million in the prior quarter
•Quality and transportation discounts for the first quarter of 2024 decreased to $15.36 per bbl compared to $18.45 per bbl in the first quarter of 2023, primarily as a result of the tightening of the Castilla, Vasconia, and Oriente differentials, and were comparable to the prior quarter
•General and administrative (“G&A”) expenses before stock-based compensation for the first quarter of 2024 decreased by 15% due to lower legal fees and information technology expenses compared to the first quarter of 2023 and decreased by 14% from the prior quarter due to lower legal fees and lower headcount
•Capital additions for the first quarter of 2024 were $55.3 million compared to $71.1 million in the first quarter of 2023 due to cost optimization of the 2024 drilling program and $39.2 million in the prior quarter due to lower drilling activity

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended March 31,			Three Months Ended December 31,
	2024	2023	% Change	2023
Average Daily Volumes (BOPD)
Consolidated
Working Interest (“WI”) Production Before Royalties	32,242	31,611	2	31,309
Royalties	(6,397)	(6,085)	5	(6,417)
Production NAR	25,845	25,526	1	24,892
Decrease (Increase) in Inventory	235	(355)	166	57
Sales(1)	26,080	25,171	4	24,949

Net (Loss) Income	$(78)	$(9,700)	99	$7,711

Operating Netback
Oil Sales	$157,577	$144,190	9	$154,944
Operating Expenses	(48,466)	(41,369)	17	(47,637)
Transportation Expenses	(4,584)	(3,066)	50	(3,947)
Operating Netback(2)	$104,527	$99,755	5	$103,360

G&A Expenses Before Stock-Based Compensation	$9,516	$11,196	(15)	$11,072
G&A Stock-Based Compensation Expense	3,361	1,500	124	1,974
G&A Expenses, Including Stock-Based Compensation	$12,877	$12,696	1	$13,046

Adjusted EBITDA(2)	$94,792	$89,865	5	$92,964

Funds Flow From Operations(2)	$74,307	$60,016	24	$84,663

Capital Expenditures	$55,331	$71,062	(22)	$39,175
(1) Sales volumes represent production NAR adjusted for inventory changes.
(2) Non-GAAP measures.

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

EBITDA, as presented, is defined as net (loss) income adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense and income tax expense. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for non-cash lease expense, lease payments, foreign exchange gain or loss, stock-based compensation expense, other gain or loss and financial instruments loss. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net (loss) income to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2024	2023	2023
Net (loss) income	$(78)	$(9,700)	$7,711
Adjustments to reconcile net (loss) income to EBITDA and Adjusted EBITDA
DD&A expenses	56,150	52,196	52,635
Interest expense	18,424	11,836	17,789
Income tax expense	17,395	32,883	5,499
EBITDA (non-GAAP)	$91,891	$87,215	$83,634
Non-cash lease expense	1,413	1,144	1,479
Lease payments	(1,058)	(606)	(1,100)
Foreign exchange (gain) loss	(815)	1,702	3,696
Stock-based compensation expense	3,361	1,500	1,974
Other (gain) loss	—	(1,090)	3,266
Financial instruments loss	—	—	15
Adjusted EBITDA (non-GAAP)	$94,792	$89,865	$92,964

Funds flow from operations, as presented, is defined as net (loss) income adjusted for DD&A expenses, deferred income tax expense, stock-based compensation expense, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, other gain or loss and financial instruments loss. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net (loss) income to funds flow from operations is as follows:

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2024	2023	2023
Net (loss) income	$(78)	$(9,700)	$7,711
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	56,150	52,196	52,635
Deferred income tax expense	13,479	15,277	13,517
Stock-based compensation expense	3,361	1,500	1,974
Amortization of debt issuance costs	3,306	781	2,437
Non-cash lease expense	1,413	1,144	1,479
Lease payments	(1,058)	(606)	(1,100)
Unrealized foreign exchange (gain) loss	(2,266)	514	2,729
Other (gain) loss	—	(1,090)	3,266
Financial instruments loss	—	—	15
Funds flow from operations (non-GAAP)	$74,307	$60,016	$84,663

Additional Operational Results

	Three Months Ended March 31,			Three Months Ended December 31,
(Thousands of U.S. Dollars)	2024	2023	% Change	2023
Oil sales	$157,577	$144,190	9	$154,944
Operating expenses	48,466	41,369	17	47,637
Transportation expenses	4,584	3,066	50	3,947
Operating netback(1)	104,527	99,755	5	103,360

DD&A expenses	56,150	52,196	8	52,635
G&A expenses before stock-based compensation	9,516	11,196	(15)	11,072
G&A stock-based compensation expense	3,361	1,500	124	1,974
Severance	1,266	—	100	—
Foreign exchange (gain) loss	(815)	1,702	(148)	3,696
Other (gain) loss	—	(1,090)	(100)	3,266
Financial instruments loss	—	—	—	15
Interest expense	18,424	11,836	56	17,789
	87,902	77,340	14	90,447

Interest income	692	768	(10)	297

Income before income taxes	17,317	23,183	(25)	13,210

Current income tax expense (recovery)	3,916	17,606	(78)	(8,018)
Deferred income tax expense	13,479	15,277	(12)	13,517
	17,395	32,883	(47)	5,499
Net (loss) income	$(78)	$(9,700)	99	$7,711

Sales Volumes (NAR)
Total sales volumes, BOPD	26,080	25,171	4	24,949

Brent Price per bbl	$81.76	$82.10	—	$82.85

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$66.40	$63.65	4	$67.51
Operating expenses	20.42	18.26	12	20.75
Transportation expenses	1.93	1.35	43	1.72
Operating netback(1)	44.05	44.04	—	45.04

DD&A expenses	23.66	23.04	3	22.93
G&A expenses before stock-based compensation	4.01	4.94	(19)	4.82
G&A stock-based compensation expense	1.42	0.66	115	0.86
Severance	0.53	—	100	—
Foreign exchange (gain) loss	(0.34)	0.75	(145)	1.61
Other (gain) loss	—	(0.48)	(100)	1.42

Financial instruments loss	—	—	—	0.01
Interest expense	7.76	5.22	49	7.75
	37.04	34.13	9	39.40

Interest income	0.29	0.34	(15)	0.13

Income before income taxes	7.30	10.25	(29)	5.77

Current income tax expense (recovery)	1.65	7.77	(79)	(3.49)
Deferred income tax expense	5.68	6.74	(16)	5.89
	7.33	14.51	(49)	2.40
Net (loss) income	$(0.03)	$(4.26)	99	$3.37

(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended March 31,		Three Months Ended December 31,
	2024	2023	2023
Average Daily Volumes (BOPD)
WI Production Before Royalties	32,242	31,611	31,309
Royalties	(6,397)	(6,085)	(6,417)
Production NAR	25,845	25,526	24,892
Decrease (Increase) in Inventory	235	(355)	57
Sales	26,080	25,171	24,949

Royalties, % of WI Production Before Royalties	20%	19%	20%

Oil production NAR for the three months ended March 31, 2024, was comparable to the corresponding period of 2023.

Oil production NAR increased by 4% compared to the prior quarter as a result of our successful drilling and workover campaigns in Acordionero and Costayaco fields in Colombia and increased production in Charapa Norte field in Ecuador.

Royalties as a percentage of WI production for the three months ended March 31, 2024 were comparable with the corresponding period of 2023 and the prior quarter.

WI Production Before Royalties
40,000
30,000
20,000
10,000
—
Average Daily Volumes (BOPD)
24%
22%
20%
18%
Royalties as a % of Production
31,611
33,719
33,940
31,309
32,242
19%
19%
21%
20%
20%
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Gross Production
Royalties as a % of Production

WI Production Before Royalties
40,000
30,000
20,000
10,000
—
Average Daily Volumes (BOPD)
30,746
32,647
32,242
2022 Year End
2023 Year End
Q1 2024
Gross Production

NAR Production By Block, Quarter Ended March 31, 2024

Other, 5%
Ecuador, 4%
Suroriente, 12%
Midas, 46%
Chaza, 33%
Midas
Chaza
Suroriente
Ecuador
Other

The Midas Block includes the Acordionero field, the Suroriente Block includes the Cohembi field, and the Chaza Block includes the Costayaco and Moqueta fields. Ecuador includes the Charapa and Chanangue Blocks.

Realized price per bbl for the three months ended March 31, 2024, increased by 4% compared to the corresponding period of 2023, primarily due to lower quality and transportation discounts. Castilla, Vasconia and Oriente differentials decreased to $8.82, $5.05, and $8.02 per bbl from $15.17, $7.87, and $13.43 per bbl, respectively.

Compared to the prior quarter, the average realized price per bbl decreased by 2%, primarily due to a decrease in Brent price.

Brent and Discounts
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
$ / BBL
$25.00
$20.00
$15.00
$10.00
$5.00
$—
$ / BBL
$82.10
$15.17
$13.43
$7.87
$77.73
$11.43
$9.41
$5.53
$85.92
$7.69
$6.64
$3.59
$82.85
$9.68
$7.07
$4.58
$81.76
$8.82
$8.02
$5.05
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Brent
Castilla
Vasconia
Oriente

Oil sales for the three months ended March 31, 2024, increased by 9% to $157.6 million, compared to the corresponding period of 2023, due to a decrease in Castilla, Vasconia, and Oriente differentials and a 4% increase in sales volumes resulting from the sale of inventory in Ecuador during the current quarter compared to the corresponding period of 2023.

Compared to the prior quarter, oil sales increased by 2%, primarily due to a 5% increase in sales volumes resulting from the sale of inventory in Ecuador and a decrease in Castilla differential, offset by higher Vasconia and Oriente differentials.

The following table shows the effect of changes in realized price and sale volumes on our oil sales for the three months ended March 31, 2024, compared to the prior quarter and the corresponding period of 2023:

(Thousands of U.S. Dollars)	First Quarter 2024 Compared with Fourth Quarter 2023	First Quarter 2024 Compared with First Quarter 2023
Oil sales for the comparative period	$154,944	$144,190
Realized sales price (decrease) increase effect	(2,633)	6,519
Sales volumes increase effect	5,266	6,868
Oil sales for the three months ended March 31, 2024	$157,577	$157,577

(U.S. Dollars per bbl Sales Volumes NAR)	First Quarter 2024 Compared with Fourth Quarter 2023	First Quarter 2024 Compared with First Quarter 2023
Average realized price, net of transportation expenses for the comparative period	$65.79	$62.30
Decrease in benchmark prices	(1.09)	(0.34)
(Increase) decrease in quality and transportation discounts	(0.02)	3.09
Increase in transportation expenses	(0.21)	(0.58)
Average realized price, net of transportation expenses for the three months ended March 31, 2024	$64.47	$64.47

Average realized price, net of transportation expenses as a % of Brent	79%	79%

Operating Netback

	Three Months Ended March 31,		Three Months Ended December 31,
(Thousands of U.S. Dollars)	2024	2023	2023
Oil Sales	$157,577	$144,190	$154,944
Transportation Expenses	(4,584)	(3,066)	(3,947)
	152,993	141,124	150,997
Operating Expenses	(48,466)	(41,369)	(47,637)
Operating Netback(1)	$104,527	$99,755	$103,360

(U.S. Dollars Per bbl Sales Volumes NAR)
Brent	$81.76	$82.10	$82.85
Quality and Transportation Discounts	(15.36)	(18.45)	(15.34)
Average Realized Price	66.40	63.65	67.51
Transportation Expenses	(1.93)	(1.35)	(1.72)
Average Realized Price Net of Transportation Expenses	64.47	62.30	65.79
Operating Expenses	(20.42)	(18.26)	(20.75)
Operating Netback(1)	$44.05	$44.04	$45.04
(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights—non-GAAP measures” for a definition and reconciliation of this measure.

Change in Operating Netback by Component
Q1 2023 vs. Q1 2024
$60.00
$40.00
$20.00
$—
$ / BBL
$82.10
$81.76
$2.75
$44.04
$44.05
$(0.58)
$(2.16)
$75.00
$50.00
$25.00
$—
Brent Price
Q1 2023 Netback
Revenue
Transportation Expenses
Operating Expenses
Q1 2024 Netback

Quality and Transportation Discounts & Transportation Expenses
$ / BBL
$20.00
$10.00
$0.00
$19.80
$1.35
$18.45
$15.59
$1.49
$14.10
$13.41
$1.58
$11.83
$17.06
$1.72
$15.34
$17.29
$1.93
$15.36
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Total Transportation Expenses and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

Operating expenses for the three months ended March 31, 2024, increased by 17% to $48.5 million or by $2.16 per bbl to $20.42 per bbl compared to the corresponding period of 2023. This was primarily due to $1.74 per bbl higher workovers and $0.42 per bbl higher lifting costs associated with preventative maintenance activities which were partially offset by lower environmental and equipment rental expenses.

Compared to the prior quarter, operating expenses increased by 2% from $47.6 million, primarily due to higher workovers offset by lower lifting costs related to power generation optimizations in Costayaco, Acordionero and Cohembi fields. On a per bbl basis, operating expenses decreased by $0.33 due to higher sales volumes in the current quarter.

Transportation expenses

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia and Ecuador using each option for the three months ended March 31, 2024 and 2023, and the prior quarter:

	Three Months Ended March 31,		Three Months Ended December 31,
	2024	2023	2023
Volume transported through pipeline	4%	2%	2%
Volume sold at wellhead	52%	45%	47%
Volume transported via truck to sales point	44%	53%	51%
	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price, but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of a lower realized price, offset by lower transportation expenses.

Transportation expenses for the three months ended March 31, 2024, increased by 50% and 16% or $0.58 and $0.21 per bbl to $4.6 million or $1.93 per bbl, compared to the corresponding period of 2023 and the prior quarter, respectively, due to utilization of longer distance delivery points in response to low river levels in Colombia caused by El Niño.

Transportation Expenses
$ Million
$ / BBL
$6.0
$4.5
$3.0
$1.5
$—
$2.00
$1.80
$1.60
$1.40
$1.20
$3.1
$3.7
$3.8
$3.9
$4.6
$1.35
$1.49
$1.58
$1.72
$1.93
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Transportation Expense
Transportation Expenses ($/BBL)

DD&A Expenses

	Three Months Ended March 31,		Three Months Ended December 31,
	2024	2023	2023
DD&A Expenses, thousands of U.S. Dollars	$56,150	$52,196	$52,635
DD&A Expenses, U.S. Dollars per bbl	$23.66	$23.04	$22.93

DD&A expenses for the three months ended March 31, 2024, increased by 8% or by $0.62 per bbl due to higher costs in the depletable base compared to the corresponding period of 2023.

DD&A expenses increased by 7% or by $0.73 per bbl when compared to the prior quarter due to higher costs in the depletable base, lower reserves and higher production during the current quarter.

Severance Expenses

For the three months ended March 31, 2024, severance expenses were $1.3 million compared with nil in the corresponding period of 2023 and the prior quarter as a result of headcount optimization. Severance expenses were recorded as incurred based on existing employee contracts, statutory requirements, completed negotiations and company policy.

G&A Expenses

	Three Months Ended March 31,			Three Months Ended December 31,
(Thousands of U.S. Dollars)	2024	2023	% Change	2023
G&A Expenses Before Stock-Based Compensation	$9,516	$11,196	(15)	$11,072
G&A Stock-Based Compensation Expense	3,361	1,500	124	1,974
G&A Expenses, Including Stock-Based Compensation	$12,877	$12,696	1	$13,046
(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses Before Stock-Based Compensation	$4.01	$4.94	(19)	$4.82
G&A Stock-Based Compensation Expense	1.42	0.66	115	0.86
G&A Expenses, Including Stock-Based Compensation	$5.43	$5.60	(3)	$5.68

G&A expenses before stock-based compensation for the three months ended March 31, 2024, decreased by 15% or $0.93 per bbl primarily due to lower legal fees and information technology expenses compared to the corresponding period of 2023.

G&A expenses after stock-based compensation for the three months ended March 31, 2024, increased by 1% compared to the corresponding period of 2023 due to share price appreciation in the current quarter. On a per bbl basis, G&A expenses after stock-based compensation decreased by $0.17 per bbl due to a 4% increase in sales volumes compared to the corresponding period of 2023.

Compared to the prior quarter, G&A expenses before stock-based compensation decreased by 14% or $0.81 per bbl due to lower legal expenses and lower headcount.

Compared to the prior quarter, G&A expenses after stock-based compensation decreased by 1% or $0.25 per bbl for the same reason mentioned above, offset by share price appreciation in the first quarter of 2024.

G&A Expenses Before Stock-Based Compensation
$12.5
$10.0
$7.5
$5.0
$2.5
$ Millions
$10.00
$7.50
$5.00
$2.50
$ / BBL
$11.2
$9.5
$8.3
$11.1
$9.5
$4.94
$3.85
$3.42
$4.82
$4.01
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
G&A Expenses Before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/BBL)

Foreign Exchange Gains and Losses

For the three months ended March 31, 2024, we had a $0.8 million gain on foreign exchange compared to a $1.7 million loss in the corresponding period of 2023 and a $3.7 million loss in the prior quarter. Accounts payable, taxes receivable and payable and deferred income taxes are considered monetary items and require translation from local currencies to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange gains and losses in the periods.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Change in the U.S. dollar against the Colombian peso	strengthened by	weakened by
	1%	4%
Change in the U.S. dollar against the Canadian dollar	strengthened by	weakened by
	2%	—%

Income Tax Expense

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2024	2023
Income before income tax	$17,317	$23,183

Current income tax expense	$3,916	$17,606
Deferred income tax expense	13,479	15,277
Income tax expense	$17,395	$32,883

Effective tax rate	100%	142%

Current income tax expense was $3.9 million for the three months ended March 31, 2024, compared to $17.6 million in the corresponding period of 2023, primarily due to a decrease in taxable income.

The deferred income tax expense for the three months ended March 31, 2023, was $15.3 million mainly as a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

The deferred income tax expense for the three months ended March 31, 2024, was $13.5 million primarily as a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the three months ended March 31, 2024, the difference between the effective tax rate of 100% and the 45% Colombian tax rate was primarily due to an increase in the impact of foreign taxes, increase in the valuation allowance, non-deductible foreign translation adjustments, non-deductible royalty in Colombia, non-deductible stock-based compensation and other permanent differences.

For the three months ended March 31, 2023, the difference between the effective tax rate of 142% and the 50% Colombian tax rate was primarily due to an increase in non-deductible foreign translation adjustments, the impact of foreign taxes, non-deductible royalty in Colombia and increase in the valuation allowance. These were partially offset by other permanent differences.

Net (Loss) Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	First Quarter 2024 Compared with Fourth Quarter 2023	% change	First Quarter 2024 Compared with First Quarter 2023	% change
Net income (loss) for the comparative period	$7,711		$(9,700)
Increase (decrease) due to:
Sales price	(2,633)		6,519
Sales volumes	5,266		6,868
Expenses:
Operating	(829)		(7,097)
Transportation	(637)		(1,518)
Cash G&A	1,556		1,680
Net lease payments	(24)		(183)
Severance	(1,266)		(1,266)
Interest, net of amortization of debt issuance costs	234		(4,063)
Realized foreign exchange	(484)		(263)
Current taxes	(11,934)		13,690
Interest income	395		(76)
Net change in funds flow from operations(1) from comparative period	(10,356)		14,291
Expenses:
Depletion, depreciation and accretion	(3,515)		(3,954)
Deferred tax	38		1,798
Amortization of deferred financing fees	(869)		(2,525)
Stock-based compensation	(1,387)		(1,861)
Other financial instruments	15		—
Unrealized foreign exchange	4,995		2,780
Other loss (gain)	3,266		(1,090)
Net lease payments	24		183
Net change in net income (loss)	(7,789)		9,622
Net loss for the current period	$(78)	(101)%	$(78)	99%
(1) Funds flow from operations is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to "Financial and Operational Highlights—non-GAAP measures" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended March 31, 2024, were $55.3 million:

(Millions of U.S. Dollars)	Colombia	Ecuador	Total
Exploration	$3.3	$4.5	$7.8
Development:
Drilling and Completions	31.8	—	31.8
Facilities	3.1	—	3.1
Other	12.6	—	12.6
	$50.8	$4.5	$55.3

During the three months ended March 31, 2024, we commenced drilling the following wells in Colombia:

Number of wells (Gross and Net)
Colombia
Development	11
Service	2
13

We spud 11 development and two water injection wells, of which eight were in Midas Block and five in Chaza Block. Of the development wells spud during the quarter, ten were completed, and one was in-progress as of March 31, 2024. During the three months ended March 31, 2024, we have not spud any wells in Ecuador.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	March 31, 2024	% Change	December 31, 2023
Cash and Cash Equivalents	$126,618	104	$62,146

Credit Facility	$—	(100)	$36,364

6.25% Senior Notes	$24,828	—	$24,828

7.75% Senior Notes	$24,201	—	$24,201

9.50% Senior Notes	$587,590	21	$487,590

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

As at December 31, 2023, we had a $36.4 million balance outstanding under the Company’s credit facility. On February 6, 2024, the outstanding balance of $36.4 million was fully re-paid and the credit facility was terminated.

On February 6, 2024, we issued an additional $100.0 million of 9.50% Senior Notes due October 2029 (the “new 9.50% Senior Notes”), and received cash proceeds of $88.0 million. The new 9.50% Senior Notes have the same terms and provisions as the previously issued $487.6 million 9.50% Senior Notes except for the issue price. The new 9.50% Senior Notes accrue interest from October 20, 2023, the date of issuance of the previously issued 9.50% Senior Notes. The Company received cash payment of $2.8 million related to the accrued interest of the new 9.50% Senior Notes.

At March 31, 2024, we had a $24.8 million aggregate principal amount of 6.25% Senior Notes due 2025 (“6.25% Senior Notes”), $24.2 million aggregate principal amount of 7.75% Senior Notes due 2027, and $587.6 million aggregate principal amount of 9.50% Senior Notes due 2029, outstanding.

During the year ended December 31, 2023, we implemented a share re-purchase program (the “2023 Program”) through the facilities of the Toronto Stock Exchange (“TSX”) and eligible alternative trading platforms in Canada or United States. Under the 2023 Program, we are able to purchase at prevailing market prices up to 3,234,914 shares of Common Stock, representing approximately 10% of the public float as of October 20, 2023. Re-purchases are subject to prevailing market conditions, the trading price of our Common Stock, our financial performance and other conditions.

During the three months ended March 31, 2024, we re-purchased 886,666 shares at a weighted average price of 5.58 per share. During the three months ended March 31, 2024, we cancelled 28,612 held as treasury shares as at December 31, 2023 and cancelled 858,054 shares re-purchased during the three months ended March 31, 2024. During the period from October 20, 2023 to April 29, 2024, we have re-purchased 1,997,500 shares under the 2023 Program.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents and restricted cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(Thousands of U.S. Dollars)	2024	2023
Sources of cash and cash equivalents:
Net loss	$(78)	$(9,700)
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	56,150	52,196
Interest expense	18,424	11,836
Income tax expense	17,395	32,883
Non-cash lease expenses	1,413	1,144
Lease payments	(1,058)	(606)
Foreign exchange (gain) loss	(815)	1,702
Stock-based compensation expense	3,361	1,500
Other gain	—	(1,090)
Adjusted EBITDA(1)	94,792	89,865
Current income tax expense	(3,916)	(17,606)
Contractual interest and other financing expenses	(15,118)	(11,055)
Realized foreign exchange loss	(1,451)	(1,188)
Funds flow from operations(1)	74,307	60,016
Proceeds from issuance of Senior Notes, net of issuance costs	85,638	—
Proceeds from exercise of stock options	161	—
Foreign exchange gain on cash and cash equivalents and restricted cash and cash equivalents	—	2,214
Changes in non-cash investing working capital	16,531	14,871
	176,637	77,101

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(55,331)	(71,062)
Net changes in assets and liabilities from operating activities	(13,297)	(10,763)
Repayment of debt	(36,364)	—
Debt issuance costs	—	(50)
Purchase of Senior Notes	—	(4,225)
Re-purchase of shares of Common Stock	(4,948)	(10,718)
Settlement of asset retirement obligations	(183)	—
Lease payments	(1,972)	(1,105)
Foreign exchange loss on cash, and cash equivalents and restricted cash and cash equivalents	(42)	—
	(112,137)	(97,923)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$64,500	$(20,822)

(1) Adjusted EBITDA and funds flow from operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to “Financial and Operational Highlights - non-GAAP measures” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices. Sales volume changes, costs related to operations and debt transactions also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes. During the three months ended March 31, 2024, funds flow from operations increased by 24% compared to the corresponding period of 2023, primarily due to an increase in sales volumes, lower transportation and quality discounts, and lower tax expenses. This is partially offset by higher operating costs and a decrease in Brent price.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2023 Annual Report on Form 10-K and have not changed materially since the filing of that document.

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

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our accounts payable, current and deferred tax assets and liabilities which are monetary assets and liabilities denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As our Senior Notes bear interest at fixed rates, we have no material exposure to interest rate fluctuations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

See Note 8 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for any material developments with respect to matters previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023, and any material matters that have arisen since the filing of such report.

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully read and consider the factors set out in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of ongoing conflicts in several parts of the world, the volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1-31, 2024	314,426	$5.27	314,426	1,878,684
February 1-29, 2024	286,120	$5.28	286,120	1,592,564
March 1-31, 2024	286,120	$6.22	286,120	1,306,444
Total	886,666	$5.58	886,666	1,306,444

(1) Including commission fees paid to the broker to re-purchase the shares of Common Stock.

(2) On October 20, 2023, we implemented a share re-purchase program (the “2023 Program”) through the facilities of the TSX, the NYSE American and eligible alternative trading platforms in Canada or United States. Under the 2023 Program, the Company is able to purchase at prevailing market prices up to 3,234,914 shares of Common Stock, representing approximately 10% of the public float as of October 20, 2023. The 2023 Program will expire on November 2, 2024, or earlier if 10% maximum is reached.

Item 5. Other Information

During the three months ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: May 1, 2024	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2024	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)