Form 10-Q
period 2024-06-30
GRAN TIERRA ENERGY INC.
filed 2024-07-31
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024

or

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

On July 29, 2024, 30,750,334 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2024

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity and financial condition and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our operations are located in South America and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events; global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including inflation and changes resulting from a global health crisis, geopolitical events, including the conflicts in Ukraine and the Gaza region, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a prolonged decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predict, which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute our business plan, which may include acquisitions and realize expected benefits from current or future initiatives; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability to access debt or equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt; our ability to comply with financial covenants in our indentures and make borrowings under any future credit agreement; and those factors set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2023 Annual Report on Form 10-K (the “2023 Annual Report on Form 10-K”). This information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and, except as otherwise required by the securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except for Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OIL SALES (Note 7)	$165,609	$157,902	$323,186	$302,092

EXPENSES
Operating	47,035	48,491	95,501	89,860
Transportation	5,690	3,691	10,274	6,757
Depletion, depreciation and accretion (Note 4)	55,490	56,209	111,640	108,405
General and administrative (Note 10)	16,897	9,866	29,774	22,562
Severance	230	—	1,496	—
Foreign exchange (gain) loss	(4,413)	4,707	(5,228)	6,409
Other gain	—	—	—	(1,090)
Interest expense (Note 5)	18,398	12,678	36,822	24,514
	139,327	135,642	280,279	257,417

INTEREST INCOME	1,017	647	1,709	1,415
INCOME BEFORE INCOME TAXES	27,299	22,907	44,616	46,090

INCOME TAX (RECOVERY) EXPENSE
Current (Note 8)	42,289	19,757	46,205	37,363
Deferred (Note 8)	(51,361)	13,975	(37,882)	29,252
	(9,072)	33,732	8,323	66,615
NET AND COMPREHENSIVE INCOME (LOSS)	$36,371	$(10,825)	$36,293	$(20,525)

NET INCOME (LOSS) PER SHARE (1)
- BASIC and DILUTED	$1.16	$(0.33)	$1.15	$(0.61)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC and DILUTED (Note 6)	31,281,651	33,299,505	31,547,362	33,872,270

(1) Reflects Company’s 1-for-10 reverse stock split that became effective May 5, 2023.

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except for Share Amounts)

	As at June 30, 2024	As at December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$115,327	$62,146
Accounts receivable	5,442	12,359
Inventory	30,560	29,039
Taxes receivable (Note 3)	30,851	438
Other current assets (Note 10 and 11)	3,074	8,482
Total Current Assets	185,254	112,464

Oil and Gas Properties
Proved	1,063,702	1,055,070
Unproved	65,868	54,116
Total Oil and Gas Properties	1,129,570	1,109,186
Other capital assets	37,109	33,664
Total Property, Plant and Equipment (Note 4)	1,166,679	1,142,850

Other Long-Term Assets
Deferred tax assets	18,762	10,923
Taxes receivable (Note 3)	1,731	52,089
Other long-term assets (Note 10 and 11)	7,158	7,963
Total Other Long-Term Assets	27,651	70,975
Total Assets	$1,379,584	$1,326,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$194,226	$187,007
Credit facility (Note 5)	—	35,609
Current portion of long-term debt (Note 5 and 10)	24,720	—
Taxes payable (Note 3)	16,182	27,219
Equity compensation award liability (Note 6)	10,580	10,419
Total Current Liabilities	245,708	260,254

Long-Term Liabilities
Long-term debt (Note 5 and 10)	582,069	519,532
Deferred tax liabilities	25,495	57,453
Asset retirement obligation	77,939	73,029
Equity compensation award liability (Note 6)	17,267	8,750
Other long-term liabilities	10,205	10,877
Total Long-Term Liabilities	712,975	669,641

Contingencies (Note 9)

Shareholders' Equity (1)
Common Stock (31,036,652 and 32,275,113 issued, 31,022,346 and 32,246,501 outstanding shares of Common Stock, par value $0.001 per share, as at June 30, 2024 and December 31, 2023, respectively), (Note 6)	9,935	9,936
Additional paid-in capital	1,237,844	1,249,651
Treasury Stock (Note 6)	(141)	(163)
Deficit	(826,737)	(863,030)
Total Shareholders’ Equity	420,901	396,394
Total Liabilities and Shareholders’ Equity	$1,379,584	$1,326,289
(1) Reflects Company’s 1-for-10 reverse stock split that became effective May 5, 2023.
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income (loss)	$36,293	$(20,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 4)	111,640	108,405
Deferred tax (recovery) expense (Note 8)	(37,882)	29,252
Stock-based compensation expense (Note 6)	9,521	1,817
Amortization of debt issuance costs (Note 5)	6,066	1,800
Unrealized foreign exchange gain	(5,589)	(7,548)
Other gain	—	(1,090)
Cash settlement of asset retirement obligation	(223)	(156)
Non-cash lease expenses	2,794	2,253
Lease payments	(2,369)	(1,242)
Net change in assets and liabilities from operating activities (Note 11)	13,809	(25,836)
Net cash provided by operating activities	134,060	87,130

Investing Activities
Additions to property, plant and equipment (Note 4)	(116,604)	(136,627)
Changes in non-cash investing working capital (Note 11)	2,560	9,088
Net cash used in investing activities	(114,044)	(127,539)

Financing Activities
Proceeds from issuance of Senior Notes, net of issuance costs (Note 5)	85,615	—
Repayment of debt (Note 5)	(36,364)	—
Debt issuance costs (Note 5)	—	(1,873)
Purchase of Senior Notes	—	(6,805)
Re-purchase of shares of Common Stock (Note 6)	(8,667)	(10,825)
Proceeds from exercise of stock options	367	5
Lease payments	(7,078)	(3,035)
Net cash provided by (used in) financing activities	33,873	(22,533)

Foreign exchange (loss) gain on cash, cash equivalents and restricted cash and cash equivalents	(1,513)	5,759

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	52,376	(57,183)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period (Note 11)	71,038	133,358
Cash and cash equivalents and restricted cash and cash equivalents, end of period (Note 11)	$123,414	$76,175

Supplemental cash flow disclosures (Note 11)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share Capital (1)
Balance, beginning of period	$9,935	$10,272	$9,936	$10,272
Cancellation of shares of Common Stock (Note 6)	—	(35)	(1)	(35)
Balance, end of period	$9,935	$10,237	$9,935	$10,237

Additional Paid-in Capital
Balance, beginning of period	$1,245,387	$1,291,973	$1,249,651	$1,291,354
Exercise of stock options	206	5	367	5
Stock-based compensation (Note 6)	89	578	571	1,197
Modification of stock options (Note 6)	(4,057)	—	(4,057)	—
Cancellation of shares of Common Stock (Note 6)	(3,781)	(38,107)	(8,688)	(38,107)
Balance, end of period	$1,237,844	$1,254,449	$1,237,844	$1,254,449

Treasury Stock
Balance, beginning of period	$(203)	$(38,035)	$(163)	$(27,317)
Re-purchase of shares of Common Stock (Note 6)	(3,719)	(107)	(8,667)	(10,825)
Cancellation of shares of Common Stock (Note 6)	3,781	38,142	8,689	38,142
Balance, end of period	$(141)	$—	$(141)	$—

Deficit
Balance, beginning of period	$(863,108)	$(866,443)	$(863,030)	$(856,743)
Net income (loss)	36,371	(10,825)	36,293	(20,525)
Balance, end of period	$(826,737)	$(877,268)	$(826,737)	$(877,268)

Total Shareholders’ Equity	$420,901	$387,418	$420,901	$387,418

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

3. Taxes Receivable

The table below shows the break-down of taxes receivable, which are comprised of value added tax (“VAT”) and income tax receivables and payables:

(Thousands of U.S. Dollars)	As at June 30, 2024	As at December 31, 2023
Taxes Receivable
Current
VAT Receivable	$149	$105
Income Tax Receivable	30,702	333
	$30,851	$438
Long-Term
Income Tax Receivable	$1,731	$52,089

Taxes Payable
Current
VAT Payable	$(12,139)	$(11,438)
Taxes Payable	(4,043)	(15,781)
	$(16,182)	$(27,219)

Total Taxes Receivable	$16,400	$25,308

The following table shows the movement of VAT and income tax receivables and payables for the period identified below:

(Thousands of U.S. Dollars)	VAT Payable	Income Tax Receivable	Total Taxes Receivable
Balance, as at December 31, 2023	$(11,333)	$36,641	$25,308
Collected through direct government refunds	(337)	—	(337)
Collected through sales contracts	(51,869)	—	(51,869)
Taxes paid (1)	50,573	21,786	72,359
Withholding taxes paid	—	18,752	18,752
Current tax expense	—	(46,205)	(46,205)
Foreign exchange loss (gain)	976	(2,584)	(1,608)
Balance, as at June 30, 2024	$(11,990)	$28,390	$16,400
(1) VAT is paid on certain goods and services and collected on sales in Colombia at a rate of 19%

4. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at June 30, 2024	As at December 31, 2023
Oil and natural gas properties
Proved	$4,987,588	$4,876,185
Unproved	65,868	54,116
	5,053,456	4,930,301
Other (1)	83,972	73,505
	5,137,428	5,003,806
Accumulated depletion, depreciation and impairment	(3,970,749)	(3,860,956)
	$1,166,679	$1,142,850
(1) The “other” category includes right-of-use assets for operating and finance leases of $62.2 million, which had a net book value of $34.5 million as at June 30, 2024 (December 31, 2023 - $53.3 million, which had a net book value of $32.4 million).

During the three months ended June 30, 2024, the Company entered into an operating lease contract related to an office lease in Ecuador and two finance lease contracts related to power generation equipment and capitalized right-of-use assets of $0.5 million and $1.2 million, respectively, in relation to these contracts.

During the six months ended June 30, 2024, the Company entered into an operating lease contract and five finance lease contracts related to power generation and safety equipment and capitalized right-of-use assets of $0.5 million and $7.3 million, respectively, in relation to these contracts.

For the three and six months ended June 30, 2024 and 2023, the Company had no ceiling test impairment losses. The Company used a 12-month unweighted average of the first-day-of the month Brent price prior to the ending date of the periods June 30, 2024 and 2023 of $82.47 and $88.52 per bbl, respectively, for the purpose of the ceiling test calculations.

5. Debt and Debt Issuance Costs

The Company’s debt as at June 30, 2024, and December 31, 2023, was as follows:

(Thousands of U.S. Dollars)	As at June 30, 2024	As at December 31, 2023
Current
Credit facility	$—	$36,364
6.25% Senior Notes, due February 2025 (“6.25% Senior Notes”)	24,828	—
Unamortized debt issuance costs	(108)	(755)
	$24,720	$35,609

Long-Term
6.25% Senior Notes, due February 2025 (“6.25% Senior Notes”)	$—	$24,828
7.75% Senior Notes, due May 2027 (“7.75% Senior Notes”)	24,201	24,201
9.50% Senior Notes, due October 2029 (“9.50% Senior Notes”)	587,590	487,590
Unamortized Senior Notes discount	(36,307)	(27,958)
Unamortized Senior Notes issuance costs	(16,606)	(15,679)
	558,878	492,982
Long-term lease obligation (1)	23,191	26,550
	$582,069	$519,532
Total Debt	$606,789	$555,141
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $14.5 million as at June 30, 2024 (December 31, 2023 - $12.1 million).

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

Leases

During the three months ended June 30, 2024, the Company recorded an operating lease of $0.5 million and two finance leases of $1.2 million. The operating lease has a 5-year term and a discount rate of 11.4% and the finance leases have a 2-year term and a weighted average discount rate of 9.6%.

During the six months ended June 30, 2024, the Company recorded one operating lease of $0.5 million and five finance leases of $7.3 million. The finance leases have a lease term ranging from two to three years and a weighted average discount rate of 9.6%.

Interest Expense

The following table presents the total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2024	2023	2024	2023
Contractual interest and other financing expenses	$15,638	$11,659	$30,756	$22,714
Amortization of debt issuance costs	2,760	1,019	6,066	1,800
	$18,398	$12,678	$36,822	$24,514

6. Share Capital

Shares of Common Stock
Shares issued at December 31, 2023	32,275,113
Treasury shares	(28,612)
Shares issued and outstanding at December 31, 2023	32,246,501
Shares issued on option exercise	66,825
Shares re-purchased and cancelled	(1,276,674)
Shares issued at June 30, 2024	31,036,652
Treasury shares	(14,306)
Shares issued and outstanding at June 30, 2024	31,022,346
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

During the three and six months ended June 30, 2024, the Company re-purchased 404,314 and 1,290,980 shares at a weighted average price of $9.20 and $6.71 per share (three and six months ended June 30, 2023 - 20,439 and 1,328,650 shares under the 2022 program at a weighted average price of $5.27 and $8.15 per share), respectively. As of June 30, 2024, the Company cancelled 28,612 shares held as treasury shares at December 31, 2023, and cancelled 418,620 and 1,276,674 shares re-purchased during the three and six months ended June 30, 2024, respectively. During the period from October 20, 2023 to July 29, 2024, the Company has re-purchased 2,604,796 shares under the 2023 Program.

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), restricted share units (“RSUs”) and stock option activity for the six months ended June 30, 2024:

	PSUs	DSUs	RSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2023	3,896,356	776,610	—	2,027,807	9.93
Granted	2,206,442	71,636	526,834	3,478	6.32
Exercised	(1,847,322)	—	—	(211,240)	7.00
Forfeited	(176,927)	—	(6,860)	(50,127)	9.67
Expired	—	—	—	(195,293)	21.61
Balance, June 30, 2024	4,078,549	848,246	519,974	1,574,625	8.87

On May 1, 2024, the Company amended the settlement terms of all outstanding stock option awards. As of this date, all outstanding stock options are to be net settled in cash resulting in a change in classification of stock options from equity to liability. On May 1, 2024, the Company recorded a liability of $4.4 million and an additional stock-based compensation costs of $0.4 million related to the modification of the stock option plan. As at June 30, 2024, the equity compensation award liability on the Company’s balance sheet included $5.0 million of current liability and $0.4 million of long-term liability related to the Company’s outstanding stock options.

The fair value of each stock option award was estimated on the modification date using the Black-Scholes-Merton option-pricing model based on the assumptions noted in the following table:

Fair value of option modification	$0.00 - $6.11
Dividend yield (per share)	Nil
Expected volatility	43% to 87%
Risk-free interest rate	4.6% to 5.1%
Expected term	0.1 - 4.9 years
Expected forfeiture rate	0% to 5%

For the three and six months ended June 30, 2024, there was $6.2 million and $9.5 million of stock-based compensation expense, respectively. For the three and six months ended June 30, 2023, stock-based compensation expense was $0.3 million and $1.8 million, respectively.

As at June 30, 2024, there was $31.0 million (December 31, 2023 - $8.6 million) of unrecognized compensation costs related to unvested PSUs, RSUs and stock options, which are expected to be recognized over a weighted-average period of 2.1 years. During the six months ended June 30, 2024, the Company paid out $10.4 million for PSUs vested on December 31, 2023 (six months ended June 30, 2023 - $15.1 million for PSUs vested on December 31, 2022).

During the three and six months ended June 30, 2024, the Company awarded nil and 0.5 million RSUs to employees pursuant to the existing 2007 Equity Incentive Plan, respectively. Under the 2007 Equity Incentive Plan, RSUs will vest one-third each year over a three-year period. Upon vesting, RSUs entitle the holder to receive either the underlying number of shares of the Company’s Common Stock or a cash payment equal to the value of the underlying shares of the Company’s Common Stock. The Company intends to settle RSUs outstanding as at June 30, 2024, in cash.

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

Weighted Average Shares Outstanding

For the three and six months ended June 30, 2024 and 2023, all options were excluded from the diluted loss per share calculation as the options were anti-dilutive.

7. Revenue

The Company’s revenues are generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla (Colombia sales) or Oriente (Ecuador sales) crude differentials, quality and transportation discounts and premiums each month. For the three and six months ended June 30, 2024, 100% of the Company’s revenue resulted from oil sales (three and six months ended June 30, 2023 - 100%). During the three and six months ended June 30, 2024, quality and transportation discounts were 15% and 17% of the average ICE Brent price (three and six months ended June 30, 2023 - 18% and 20%), respectively.

During the three and six months ended June 30, 2024, the Company’s production was sold primarily to one major customer in Colombia and Ecuador, representing 100% of the total sales volumes (during the three and six months ended June 30, 2023 - one major customer representing 98% of the total sales volumes).

As at June 30, 2024, accounts receivable included $0.1 million accrued sales revenue related to June 2024 production (December 31, 2023 - nil related to December 2023 production).

8. Taxes

The Company’s effective tax rate was 19% for the six months ended June 30, 2024, compared to 145% in the comparative period of 2023.

Current income tax expense was $46.2 million for the six months ended June 30, 2024, compared to $37.4 million in the corresponding period of 2023, primarily due to additional current tax expense related to a tax planning strategy, which was partially offset by a decrease in taxable income.

For the six months ended June 30, 2024, the deferred income tax was a recovery of $37.9 million, primarily as a result of the recognition of additional tax losses resulting from a tax planning strategy, which were partially offset by tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the six months ended June 30, 2023, the deferred income tax expense was $29.3 million mainly as a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the six months ended June 30, 2024, the difference between the effective tax rate of 19% and the 50% Colombian tax rate was primarily due to a decrease in the impact of foreign taxes, 2022 true-up related to tax planning strategy and non-taxable foreign exchange adjustments. These were partially offset by an increase in valuation allowance, other permanent differences, non-deductible stock-based compensation and non-deductible royalties in Colombia.

The company strategically revised its 2022 tax return to use its tax receivable balance to offset current tax liabilities, rather than applying net operating loss carryforwards. This decision was driven by the expectation of higher future income tax rates and increased profitability. As a result, there was an increase in current tax expense which was offset by long-term tax receivable, ensuring no impact on cash flows. This approach preserved the Company’s net operating loss carryforward for future periods, providing greater tax benefits and flexibility in recovering tax receivables, while strengthening our equity position.

For the six months ended June 30, 2023, the difference between the effective tax rate of 145% and the 50% Colombian tax rate was primarily due to an increase in non-deductible foreign translation adjustments, the impact of foreign taxes, non-deductible royalties in Colombia and non-deductible stock-based compensation. These were partially offset by a decrease in valuation allowance.

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

Letters of Credit and Other Credit Support

At June 30, 2024, the Company had provided letters of credit and other credit support totaling $235.9 million (December 31, 2023 - $220.1 million) relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts, the Suroriente Block extension agreement and other capital or operating requirements. Approximately $123.0 million relates to the Suroriente Block extension agreement.

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

At June 30, 2024, the Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, current portion of long-term debt, long-term debt and other long-term liabilities. The Company uses appropriate valuation techniques based on the available information to measure the fair values of assets and liabilities.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of June 30, 2024, and December 31, 2023:

(Thousands of U.S. Dollars)	As at June 30, 2024	As at December 31, 2023
Level 1
Assets
Prepaid equity forward (“PEF”) - current (1)	$—	$5,630

Liabilities
6.25% Senior Notes	$23,804	$22,994
7.75% Senior Notes	20,982	20,744
9.50% Senior Notes	560,019	429,018
	$604,805	$472,756
Level 2
Assets
Restricted cash and cash equivalents - long-term (2)	$6,945	$7,750

Liabilities
Credit facility	$—	$35,609
(1) The current portion of PEF is included in the other current assets on the Company’s condensed consolidated balance sheet.
(2) The long-term portion of restricted cash and cash equivalents is included in the other long-term assets on the Company’s condensed consolidated balance sheet.

The fair values of cash and cash equivalents, current restricted cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of these instruments.

Restricted Cash and Cash Equivalents - Long-Term

The fair value of long-term restricted cash and cash equivalents approximate its carrying value because interest rates are variable and reflective of market rates.

Prepaid Equity Forward

As at June 30, 2024, the Company had no outstanding PEF asset (As at December 31, 2023 - 1.0 million notional shares with a fair value of $5.6 million). For the three and six months ended June 30, 2024, the Company recorded a nil and a $0.3 million loss, respectively, in general and administrative expenses relating to the PEF (three and six months ended June 30, 2023 - $4.1 million and $5.8 million loss, respectively).

During the six months ended June 30, 2024, the Company settled all outstanding notional PEF shares and received net proceeds of $5.1 million resulting in a $0.3 million loss on settlement.

Senior Notes

Financial instruments recorded at amortized cost at June 30, 2024, were the Senior Notes (Note 5).

At June 30, 2024, the carrying amounts of the 6.25% Senior Notes, 7.75% Senior Notes and 9.50% Senior Notes were $24.7 million, $23.8 million, and $535.1 million, respectively, which represented the aggregate principal amounts less unamortized debt issuance costs and discounts, and the fair values were $23.8 million, $21.0 million, and $560.0 million, respectively.

11. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

	As at June 30,		As at December 31,
(Thousands of U.S. Dollars)	2024	2023	2023	2022
Cash and cash equivalents	$115,327	$68,529	$62,146	$126,873
Restricted cash and cash equivalents - current (1)	1,142	1,142	1,142	1,142
Restricted cash and cash equivalents - long-term (2)	6,945	6,504	7,750	5,343
	$123,414	$76,175	$71,038	$133,358
(1) Included in other current assets on the Company’s condensed consolidated balance sheet.
(2) Included in other long-term assets on the Company’s condensed consolidated balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2024	2023
Accounts receivable and other long-term assets	$6,797	$3,898
PEF	6,218	11,887
Prepaids and inventory	(1,579)	(3,035)
Accounts payable and accrued liabilities, and other long-term liabilities	(4,927)	(3,383)
Taxes receivable and payable	7,300	(35,203)
Net changes in assets and liabilities from operating activities	$13,809	$(25,836)

Changes in non-cash investing working capital for the six months ended June 30, 2024, were comprised of an increase in accounts payable and accrued liabilities of $2.6 million (six months ended June 30, 2023, an increase in accounts payable and accrued liabilities of $9.1 million and an increase in accounts receivable of $0.1 million).

The following table provides additional supplemental cash flow disclosures:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2024	2023
Cash paid for income taxes	$21,786	$49,329
Cash paid for withholding taxes	$18,752	$22,128
Cash paid for interest	$29,297	$20,406

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$49,976	$64,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements” as set out in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” included in Part II, Items 7 and 8, respectively, of our 2023 Annual Report on Form 10-K. Please see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding the identification of and risks relating to forward-looking statements and the risk factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as Part I, Item 1A “Risk Factors” in our 2023 Annual Report on Form 10-K. On May 5, 2023, the Company completed 1-for-10 reverse stock split of the Company’s Common Stock. As a result of the reverse stock split, every ten of the Company’s issued shares of Common Stock were automatically combined into one issued share of Common Stock. All share and per share data included in this quarterly report have been retroactively adjusted to reflect the reverse stock split.

Financial and Operational Highlights

Key Highlights for the second quarter of 2024
•Net income in the second quarter of 2024 was $36.4 million or $1.16 per share basic and diluted, compared to a net loss of $10.8 million or $(0.33) per share basic and diluted in the second quarter of 2023 and a net loss of $0.1 million in the prior quarter
•Income before income taxes in the second quarter of 2024 was $27.3 million, compared to income before income taxes of $22.9 million in the second quarter of 2023
•Adjusted EBITDA(2) increased to $103.0 million, compared to $97.3 million in the second quarter of 2023 and increased from $94.8 million in the prior quarter
•Funds flow from operations(2) was $46.2 million, compared to $53.1 million in the second quarter of 2023 and $74.3 million in the prior quarter
•In the second quarter of 2024, we re-purchased 0.4 million shares of Common Stock through the 2023 share re-purchase program. During the period from October 20, 2023 to July 29, 2024 we have re-purchased a total of 2.6 million shares or 8% of the outstanding shares as of June 30, 2024
•NAR production for the second quarter of 2024 decreased by 4% to 26,002 BOPD, compared to 27,204 BOPD in the second quarter of 2023 and was comparable to 25,845 BOPD in the prior quarter
•Sales volumes for the second quarter of 2024 decreased by 8% to 25,191 BOPD, compared to 27,271 BOPD in the second quarter of 2023 and decreased by 3% from 26,080 BOPD in the prior quarter
•Oil sales for the second quarter of 2024 were $165.6 million, 5% higher compared to the second quarter of 2023, primarily due to an increase in Brent price and lower Castilla, Vasconia, and Oriente differentials. Oil sales increased by 5% from $157.6 million in the prior quarter for the same reason mentioned above
•Operating expenses decreased by 3% to $47.0 million when compared to the second quarter of 2023, primarily as a result of lower lifting costs. On per bbl basis, operating expenses increased by $0.98 to $20.52 compared to the corresponding period of 2023 as a result of 8% lower sales volumes in the current quarter. Operating expenses decreased from $48.5 million in the prior quarter as a result of lower workover activities and were comparable on a per bbl basis
•Transportation expenses per bbl increased by $0.99 and $0.55 when compared to the second quarter of 2023 and the prior quarter, respectively, resulting from the utilization of longer distance delivery points in response to lower water levels in the Magdalena river
•Operating netback(2) increased to $112.9 million compared to $105.7 million in the second quarter of 2023 and $104.5 million in the prior quarter
•Quality and transportation discounts for the second quarter of 2024 decreased to $12.79 per bbl compared to $14.10 per bbl in the second quarter of 2023 and $15.36 per bbl in the prior quarter, primarily as a result of the tightening of the Castilla, Vasconia, and Oriente differentials
•General and administrative (“G&A”) expenses before stock-based compensation for the second quarter of 2024 increased to $10.7 million compared to $9.5 million in the second quarter of 2023 and $9.5 million in the prior quarter due to higher information technology expenses, general office expenses and bank fees during the current quarter
•Capital additions for the second quarter of 2024 were $61.3 million compared to $65.6 million in the second quarter of 2023 due to a lower number of wells drilled in the second quarter of 2024, and compared to $55.3 million in the prior quarter due to the commencement of the 2024 seismic program in Ecuador

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
	2024	2023	% Change	2024	2024	2023	% Change
Average Daily Volumes (BOPD)
Consolidated
Working Interest (“WI”) Production Before Royalties	32,776	33,719	(3)	32,242	32,509	32,671	—
Royalties	(6,774)	(6,515)	4	(6,397)	(6,586)	(6,301)	5
Production NAR	26,002	27,204	(4)	25,845	25,923	26,370	(2)
(Increase) Decrease in Inventory	(811)	67	(1,310)	235	(288)	(143)	(101)
Sales(1)	25,191	27,271	(8)	26,080	25,635	26,227	(2)

Net Income (Loss)	$36,371	$(10,825)	436	$(78)	$36,293	$(20,525)	277

Operating Netback
Oil Sales	$165,609	$157,902	5	$157,577	$323,186	$302,092	7
Operating Expenses	(47,035)	(48,491)	(3)	(48,466)	(95,501)	(89,860)	6
Transportation Expenses	(5,690)	(3,691)	54	(4,584)	(10,274)	(6,757)	52
Operating Netback(2)	$112,884	$105,720	7	$104,527	$217,411	$205,475	6

G&A Expenses Before Stock-Based Compensation	$10,737	$9,549	12	$9,516	$20,253	$20,745	(2)
G&A Stock-Based Compensation Expense	6,160	317	1,843	3,361	9,521	1,817	424
G&A Expenses, Including Stock-Based Compensation	$16,897	$9,866	71	$12,877	$29,774	$22,562	32

Adjusted EBITDA(2)	$103,004	$97,291	6	$94,792	$197,796	$187,156	6

Funds Flow From Operations(2)	$46,167	$53,106	(13)	$74,307	$120,474	$113,122	7

Capital Expenditures	$61,273	$65,565	(7)	$55,331	$116,604	$136,627	(15)
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

EBITDA, as presented, is defined as net income (loss) adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense and income tax expense. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for non-cash lease expense, lease payments, foreign exchange gain or loss, stock-based compensation expense and other gain or loss. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net (loss) income to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2024	2023	2024	2024	2023
Net income (loss)	$36,371	$(10,825)	$(78)	$36,293	$(20,525)
Adjustments to reconcile net income (loss) to EBITDA and Adjusted EBITDA
DD&A expenses	55,490	56,209	56,150	111,640	108,405
Interest expense	18,398	12,678	18,424	36,822	24,514
Income tax (recovery) expense	(9,072)	33,732	17,395	8,323	66,615
EBITDA (non-GAAP)	$101,187	$91,794	$91,891	$193,078	$179,009
Non-cash lease expense	1,381	1,109	1,413	2,794	2,253
Lease payments	(1,311)	(636)	(1,058)	(2,369)	(1,242)
Foreign exchange (gain) loss	(4,413)	4,707	(815)	(5,228)	6,409
Stock-based compensation expense	6,160	317	3,361	9,521	1,817
Other gain	—	—	—	—	(1,090)
Adjusted EBITDA (non-GAAP)	$103,004	$97,291	$94,792	$197,796	$187,156

Funds flow from operations, as presented, is defined as net income (loss) adjusted for DD&A expenses, deferred income tax expense or recovery, stock-based compensation expense, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss and other gain or loss. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income (loss) to funds flow from operations is as follows:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2024	2023	2024	2024	2023
Net income (loss)	$36,371	$(10,825)	$(78)	$36,293	$(20,525)
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	55,490	56,209	56,150	111,640	108,405
Deferred income tax (recovery) expense	(51,361)	13,975	13,479	(37,882)	29,252
Stock-based compensation expense	6,160	317	3,361	9,521	1,817
Amortization of debt issuance costs	2,760	1,019	3,306	6,066	1,800
Non-cash lease expense	1,381	1,109	1,413	2,794	2,253
Lease payments	(1,311)	(636)	(1,058)	(2,369)	(1,242)
Unrealized foreign exchange gain	(3,323)	(8,062)	(2,266)	(5,589)	(7,548)
Other gain	—	—	—	—	(1,090)
Funds flow from operations (non-GAAP)	$46,167	$53,106	$74,307	$120,474	$113,122

Additional Operational Results

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2024	2023	% Change	2024	2024	2023	% Change
Oil sales	$165,609	$157,902	5	$157,577	$323,186	$302,092	7
Operating expenses	47,035	48,491	(3)	48,466	95,501	89,860	6
Transportation expenses	5,690	3,691	54	4,584	10,274	6,757	52
Operating netback(1)	112,884	105,720	7	104,527	217,411	205,475	6

DD&A expenses	55,490	56,209	(1)	56,150	111,640	108,405	3
G&A expenses before stock-based compensation	10,737	9,549	12	9,516	20,253	20,745	(2)
G&A stock-based compensation expense	6,160	317	1,843	3,361	9,521	1,817	424
Severance	230	—	100	1,266	1,496	—	100
Foreign exchange (gain) loss	(4,413)	4,707	(194)	(815)	(5,228)	6,409	(182)
Other gain	—	—	—	—	—	(1,090)	(100)
Interest expense	18,398	12,678	45	18,424	36,822	24,514	50
	86,602	83,460	4	87,902	174,504	160,800	9

Interest income	1,017	647	57	692	1,709	1,415	21

Income before income taxes	27,299	22,907	19	17,317	44,616	46,090	(3)

Current income tax expense	42,289	19,757	114	3,916	46,205	37,363	24
Deferred income tax (recovery) expense	(51,361)	13,975	(468)	13,479	(37,882)	29,252	(230)
	(9,072)	33,732	(127)	17,395	8,323	66,615	(88)
Net income (loss)	$36,371	$(10,825)	436	$(78)	$36,293	$(20,525)	277

Sales Volumes (NAR)
Total sales volumes, BOPD	25,191	27,271	(8)	26,080	25,635	26,227	(2)

Brent Price per bbl	$85.03	$77.73	9	$81.76	$83.42	$79.91	4

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$72.24	$63.63	14	$66.40	$69.27	$63.64	9
Operating expenses	20.52	19.54	5	20.42	20.47	18.93	8
Transportation expenses	2.48	1.49	66	1.93	2.20	1.42	55
Operating netback(1)	49.24	42.60	16	44.05	46.60	43.29	8

DD&A expenses	24.21	22.65	7	23.66	23.93	22.84	5
G&A expenses before stock-based compensation	4.68	3.85	22	4.01	4.34	4.37	(1)

G&A stock-based compensation expense	2.69	0.13	1,969	1.42	2.04	0.38	437
Severance	0.10	—	100	0.53	0.32	—	100
Foreign exchange (gain) loss	(1.93)	1.90	(202)	(0.34)	(1.12)	1.35	(183)
Other gain	—	—	—	—	—	(0.23)	(100)
Interest expense	8.03	5.11	57	7.76	7.89	5.16	53
	37.78	33.64	12	37.04	37.40	33.87	10

Interest income	0.44	0.26	69	0.29	0.37	0.30	23

Income before income taxes	11.90	9.22	29	7.30	9.57	9.72	(2)

Current income tax expense	18.45	7.96	132	1.65	9.90	7.87	26
Deferred income tax (recovery) expense	(22.41)	5.63	(498)	5.68	(8.12)	6.16	(232)
	(3.96)	13.59	(129)	7.33	1.78	14.03	(87)
Net income (loss)	$15.86	$(4.37)	463	$(0.03)	$7.79	$(4.31)	281

(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
Average Daily Volumes (BOPD)	2024	2023	2024	2024	2023
WI Production Before Royalties	32,776	33,719	32,242	32,509	32,671
Royalties	(6,774)	(6,515)	(6,397)	(6,586)	(6,301)
Production NAR	26,002	27,204	25,845	25,923	26,370
(Increase) Decrease in Inventory	(811)	67	235	(288)	(143)
Sales	25,191	27,271	26,080	25,635	26,227

Royalties, % of WI Production Before Royalties	21%	19%	20%	20%	19%

Oil production NAR for the three and six months ended June 30, 2024, decreased by 4% and 2%, respectively, compared to the corresponding periods of 2023 due to lower volumes in the Acordionero field caused by downtime related to workovers, partially offset by higher production in the Costayaco field in Colombia, and increased production from the Chanangue Block in Ecuador related to positive exploration well drilling results. Oil production NAR was comparable to the prior quarter.

Royalties as a percentage of WI production for the three and six months ended June 30, 2024 increased to 21% and 20%, respectively, compared to the corresponding periods of 2023 and the prior quarter, commensurate with the increase in benchmark oil prices and the price sensitive royalty regime in Colombia and Ecuador.

WI Production Before Royalties
Average Daily Volumes (BOPD)
40,000
30,000
20,000
10,000
—
Royalties as a % of Production
28%
24%
20%
16%
33,719
33,940
31,309
32,242
32,776
19%
21%
20%
20%
21%
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Gross Production
Royalties as a % of Production

WI Production Before Royalties
Average Daily Volumes (BOPD)
40,000
30,000
20,000
10,000
—
30,746
32,647
32,776
2022 Year End
2023 Year End
Q2 2024
Gross Production

NAR Production by Block for the Three Months Ended June 30, 2024

Other, 5%
Ecuador, 4%
Suroriente, 11%
Midas, 52%
Chaza, 28%
Midas
Chaza
Suroriente
Ecuador
Other

The Midas Block includes the Acordionero field, the Suroriente Block includes the Cohembi field, and the Chaza Block includes the Costayaco and Moqueta fields. Ecuador includes the Charapa and Chanangue Blocks.

Realized price per bbl for the three and six months ended June 30, 2024, increased by 14% and 9%, respectively, compared to the corresponding periods of 2023, primarily as a result of a 9% and 4% increase in Brent price and lower differentials. For the three and six months ended June 30, 2024, Castilla differentials decreased to $8.21 and $8.51 per barrel from $9.41 and $12.29 per barrel, respectively, in the corresponding periods of 2023. Vasconia differentials decreased to $4.00 and $4.52 per barrel from $5.53 and $6.70 per barrel, respectively, in the corresponding periods of 2023. Oriente differentials decreased to $8.38 and $8.20 per barrel from $11.43 and $12.43 per barrel, respectively, in the corresponding periods of 2023.

Compared to the prior quarter, the average realized price per bbl increased by 9%, primarily due to a 4% increase in Brent price and lower differentials in the current quarter.

Brent and Discounts
$ / BBL
$80.00
$60.00
$40.00
$20.00
$15.00
$10.00
$5.00
$—
$ / BBL
$77.73
$85.92
$82.85
$81.76
$85.03
$11.43
$9.41
$5.53
$7.69
$6.64
$3.59
$9.68
$7.07
$4.58
$8.82
$8.02
$5.05
$8.21
$8.38
$4.00
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Brent
Castilla
Vasconia
Oriente

Oil sales for the three and six months ended June 30, 2024, increased by 5% and 7% to $165.6 million and $323.2 million, respectively, compared to the corresponding periods of 2023 due to a 9% and 4% increase in Brent price and lower Castilla, Vasconia, and Oriente differentials, partially offset by an 8% and a 2% decrease in sales volumes, respectively.

Compared to the prior quarter, oil sales increased by 5%, primarily due to a 4% increase in Brent price and lower Castilla and Vasconia differentials, partially offset by a 3% decrease in sales volumes and slightly higher Oriente differential.

The following table shows the effect of changes in realized price and sale volumes on our oil sales for the three and six months ended June 30, 2024, compared to the prior quarter and the corresponding periods of 2023:

(Thousands of U.S. Dollars)	Three Months Ended June 30, 2024, Compared with Three Months Ended March 31, 2024	Three Months Ended June 30, 2024, Compared with Three Months Ended June 30, 2023	Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Oil sales for the comparative period	$157,577	$157,902	$302,092
Realized sales price increase effect	13,402	19,751	26,273
Sales volumes decrease effect	(5,370)	(12,044)	(5,179)
Oil sales for the three and six months ended June 30, 2024	$165,609	$165,609	$323,186

(U.S. Dollars per bbl Sales Volumes NAR)	Three Months Ended June 30, 2024, Compared with Three Months Ended March 31, 2024	Three Months Ended June 30, 2024, Compared with Three Months Ended June 30, 2023	Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Average realized price, net of transportation expenses for the comparative period	$64.47	$62.14	$62.22
Increase in benchmark oil prices	3.27	7.30	3.51
Decrease in quality and transportation discounts	2.57	1.31	2.12
Increase in transportation expenses	(0.55)	(0.99)	(0.78)
Average realized price, net of transportation expenses, for the three and six months ended June 30, 2024	$69.76	$69.76	$67.07

Average realized price, net of transportation expenses as a % of Brent	82%	82%	80%

Operating Netback

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2024	2023	2024	2024	2023
Oil sales	$165,609	$157,902	$157,577	$323,186	$302,092
Transportation expenses	(5,690)	(3,691)	(4,584)	(10,274)	(6,757)
	159,919	154,211	152,993	312,912	295,335
Operating expenses	(47,035)	(48,491)	(48,466)	(95,501)	(89,860)
Operating netback(1)	$112,884	$105,720	$104,527	$217,411	$205,475

(U.S. Dollars Per bbl Sales Volumes NAR)
Brent	$85.03	$77.73	$81.76	$83.42	$79.91
Quality and transportation discounts	(12.79)	(14.10)	(15.36)	(14.15)	(16.27)
Average realized price	72.24	63.63	66.40	69.27	63.64
Transportation expenses	(2.48)	(1.49)	(1.93)	(2.20)	(1.42)
Average realized price net of transportation expenses	69.76	62.14	64.47	67.07	62.22
Operating expenses	(20.52)	(19.54)	(20.42)	(20.47)	(18.93)
Operating netback(1)	$49.24	$42.60	$44.05	$46.60	$43.29
(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition and reconciliation of this measure.

Change in Operating Netback by Component for the Three Months Ended June 30, 2023 and 2024

$60.00
$40.00
$20.00
$—
$ / BBL
$77.73
$42.60
$8.61
$(0.99)
$(0.98)
$85.03
$49.24
$75.00
$50.00
$25.00
$—
Brent Price
Netback for the Three Months Ended June 30, 2023
Revenue
Transportation expenses
Operating expenses
Netback for the Three Months Ended June 30, 2024

Quality and Transportation Discounts and Transportation Expenses

$20.00
$10.00
$0.00
$ / BBL
$15.59
$13.41
$17.06
$17.29
$15.27
$1.49
$14.10
$1.58
$11.83
$1.72
$15.34
$1.93
$15.36
$2.48
$12.79
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Total transportation expenses and quality and transportation discounts
Transportation expenses
Quality and transportation discounts

Operating expenses for the three months ended June 30, 2024, decreased by 3% to $47.0 million compared to the corresponding period of 2023, primarily due to lower lifting costs, partially offset by higher workover activities. On a per bbl basis, operating expenses increased by $0.98 per bbl to $20.52 per bbl compared to the corresponding period of 2023 as a result of 8% lower sales volumes in the current quarter.

Operating expenses for the six months ended June 30, 2024, increased by 6% to $95.5 million or by $1.54 per bbl to $20.47 per bbl compared to the corresponding period of 2023, primarily as a result of higher workover costs.

Compared to the prior quarter, operating expenses decreased by 3% from $48.5 million, primarily due to lower workover activities and were comparable on a per bbl basis.

Transportation expenses

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia and Ecuador using each option for the three and six months ended June 30, 2024 and 2023, and the prior quarter:

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2024	2023	2024	2024	2023
Volume transported through pipeline	2%	1%	4%	3%	2%
Volume sold at wellhead	45%	46%	52%	49%	46%
Volume transported via truck to sales point	53%	53%	44%	48%	52%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of a lower realized price, offset by lower transportation expenses.

Transportation expenses for the three and six months ended June 30, 2024, increased by 54% and 52% to $5.7 million and $10.3 million, respectively, compared to the corresponding periods of 2023, due to the utilization of longer distance delivery points in response to low water levels in the Magdalena river.

On a per bbl basis, transportation expenses for the three and six months ended June 30, 2024, increased by $0.99 and $0.78 to $2.48 and $2.20, respectively, compared to the corresponding periods of 2023 for the same reason mentioned above.

Transportation expenses increased by 24% or $0.55 per bbl from $4.6 million, or $1.93 per bbl in the prior quarter for the same reason mentioned above.

Transportation Expenses
$6.0
$4.0
$2.0
$—
$ Million
$3.00
$2.40
$1.80
$1.20
$0.60
$ / BBL
$3.7
$3.8
$3.9
$4.6
$5.7
$1.49
$1.58
$1.72
$1.93
$2.48
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Transportation Expense
Transportation Expenses ($/BBL)

DD&A Expenses

	Three Months Ended June 30,		Three Months Ended March 31,	Six Months Ended June 30,
	2024	2023	2024	2024	2023
DD&A Expenses, thousands of U.S. Dollars	$55,490	$56,209	$56,150	$111,640	$108,405
DD&A Expenses, U.S. Dollars per bbl	24.21	22.65	23.66	23.93	22.84

DD&A expenses for the three months ended June 30, 2024, were comparable to the corresponding period of 2023. On a per bbl basis, DD&A expenses increased by $1.56 due to lower sales volumes in the current quarter.

DD&A expenses for the six months ended June 30, 2024, increased by 5% or by $1.09 per bbl due to higher costs in the depletable base compared to the corresponding period of 2023.

DD&A expenses were comparable to prior quarter. On a per bbl basis, DD&A expenses increased by $0.55 compared to the prior quarter, due to lower sales volumes in the current quarter.

Severance Expenses

For the three and six months ended June 30, 2024, severance expenses were $0.2 million and $1.5 million, respectively, compared with no severance expenses in each of the corresponding periods of 2023, as a result of headcount optimization. Severance expenses were recorded as incurred based on existing employee contracts, statutory requirements, completed negotiations and company policy.

G&A Expenses

	Three Months Ended June 30,			Three Months Ended March 31,	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2024	2023	% Change	2024	2024	2023	% Change
G&A Expenses Before Stock-Based Compensation	$10,737	$9,549	12	$9,516	$20,253	$20,745	(2)
G&A Stock-Based Compensation Expense	6,160	317	1,843	3,361	9,521	1,817	424
G&A Expenses, Including Stock-Based Compensation	$16,897	$9,866	71	$12,877	$29,774	$22,562	32
(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses Before Stock-Based Compensation	$4.68	$3.85	22	$4.01	$4.34	$4.37	(1)
G&A Stock-Based Compensation Expense	2.69	0.13	1,969	1.42	2.04	0.38	437
G&A Expenses, Including Stock-Based Compensation	$7.37	$3.98	85	$5.43	$6.38	$4.75	34

G&A expenses before stock-based compensation for the three months ended June 30, 2024, increased by 12% or $0.83 per bbl due to higher information technology expenses, general office expenses and bank fees compared to the corresponding period of 2023.

G&A expenses before stock-based compensation for the six months ended June 30, 2024, decreased by 2% to $20.3 million due to lower legal costs compared to the corresponding period of 2023. On a per bbl basis, G&A expenses before stock-based compensation were comparable to the corresponding period of 2023.

Compared to the prior quarter, G&A expenses before stock-based compensation increased by 13% or $0.67 per bbl due to increased activity and higher information technology expenses.

G&A expenses after stock-based compensation for the three and six months ended June 30, 2024, increased by 71% and 32%, or $3.39 and $1.63 per bbl, respectively, compared to the corresponding periods of 2023 due to share price appreciation and the modification of the accounting for the stock option plan from equity to liability which resulted in additional compensation costs in the current quarter of $0.4 million.

Compared to the prior quarter, G&A expenses after stock-based compensation increased by 31% or $1.94 per bbl for the same reason mentioned above.

G&A Expenses Before Stock-Based Compensation
$12.5
$10.0
$7.5
$5.0
$2.5
$ Millions
$10.00
$7.50
$5.00
$2.50
$ / BBL
$9.5
$8.3
$11.1
$9.5
$10.7
$3.85
$3.42
$4.82
$4.01
$4.68
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
G&A Expenses Before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/BBL)

Foreign Exchange Gains and Losses

For the three and six months ended June 30, 2024, we had a $4.4 million and $5.2 million gain on foreign exchange compared to a $4.7 million and $6.4 million loss on foreign exchange in the corresponding periods of 2023, respectively, and a $0.8 million gain on foreign exchange in the prior quarter. Accounts payable, taxes receivable and payable and deferred income taxes are considered monetary items and require translation from local currencies to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange gains and losses in the periods.

Foreign exchange
$7.5
$5.0
$2.5
$—
$(2.5)
$(5.0)
$(7.5)
$ Millions
4,300
4,200
4,100
4,000
3,900
3,800
3,700
COP to USD
$4.7
4,191
$1.7
4,054
$3.7
3,822
$(0.8)
3,842
4,148
$(4.4)
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Foreign exchange loss (gain)
COP to USD Exchange Rate

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in the U.S. dollar against the Colombian peso	strengthened by	weakened by	strengthened by	weakened by
	8%	9%	9%	13%
Change in the U.S. dollar against the Canadian dollar	strengthened by	weakened by	strengthened by	weakened by
	1%	2%	4%	2%

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of U.S. Dollars)	2024	2023	2024	2023
Income before income tax	$27,299	$22,907	$44,616	$46,090

Current income tax expense	$42,289	$19,757	$46,205	$37,363
Deferred income tax (recovery) expense	(51,361)	13,975	(37,882)	29,252
Income tax (recovery) expense	$(9,072)	$33,732	$8,323	$66,615

Effective tax rate	(33)%	147%	19%	145%

Current income tax expense was $46.2 million for the six months ended June 30, 2024, compared to $37.4 million in the corresponding period of 2023, primarily due to additional current tax expense related to tax planning strategy, which is partially offset by a decrease in taxable income.

The deferred income tax for the six months ended June 30, 2024, was a recovery of $37.9 million primarily as a result of the recognition of additional tax losses resulting from a tax planning strategy which were partially offset by depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the six months ended June 30, 2024, the difference between the effective tax rate of 19% and the 50% Colombian tax rate was primarily due to a decrease in the impact of foreign taxes, 2022 true-up related to tax planning strategy and non-taxable foreign exchange adjustments. These were partially offset by an increase in valuation allowance, other permanent differences, non-deductible stock-based compensation and non-deductible royalties in Colombia.

The company strategically revised its 2022 tax return to use its tax receivables balance to offset current tax liabilities, rather than applying net operating loss carryforwards. This decision was driven by the expectation of higher future tax rates and increased profitability. As a result, there was an increase in current tax expense, which was offset by long-term tax receivables, ensuring no impact on cash flows. However, the increased tax expense did negatively affect our fund flows. Nonetheless, this approach preserved our net operating loss carryforwards for future periods, providing greater tax benefits and flexibility in recovering tax receivables, while strengthening our equity position.

For the six months ended June 30, 2023, the difference between the effective tax rate of 145% and the 50% Colombian tax rate was primarily due to an increase in non-deductible foreign translation adjustments, the impact of foreign taxes, non-deductible royalties in Colombia and non-deductible stock-based compensation. These were partially offset by a decrease in valuation allowance.

The deferred income tax expense for the six months ended June 30, 2023, was $29.3 million, primarily as a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

Net (Loss) Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Three Months Ended June 30, 2024, Compared with Three Months Ended March 31, 2024	% change	Three Months Ended June 30, 2024, Compared with Three Months Ended June 30, 2023	% change	Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023	% change
Net loss for the comparative period	$(78)		$(10,825)		$(20,525)
Increase (decrease) due to:
Sales price	13,402		19,751		26,273
Sales volumes	(5,370)		(12,044)		(5,179)
Expenses:
Operating	1,431		1,456		(5,641)
Transportation	(1,106)		(1,999)		(3,517)
Cash G&A	(1,221)		(1,188)		492
Net lease payments	(285)		(403)		(586)
Severance	1,036		(230)		(1,496)
Interest, net of amortization of deferred financing fees	(520)		(3,979)		(8,042)
Realized foreign exchange	2,541		13,859		13,596
Current taxes	(38,373)		(22,532)		(8,842)
Interest income	325		370		294
Net change in funds flow from operations(1) from comparative period	(28,140)		(6,939)		7,352
Expenses:
Depletion, depreciation and accretion	660		719		(3,235)
Deferred tax	64,840		65,336		67,134
Amortization of deferred financing fees	546		(1,741)		(4,266)
Stock-based compensation	(2,799)		(5,843)		(7,704)
Unrealized foreign exchange	1,057		(4,739)		(1,959)
Other gain	—		—		(1,090)
Net lease payments	285		403		586
Net change in net loss	36,449		47,196		56,818
Net income for the current period	$36,371	46,729%	$36,371	436%	$36,293	277%
(1) Funds flow from operations is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in "Financial and Operational Highlights" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended June 30, 2024, were $61.3 million.

(Millions of U.S. Dollars)	Colombia	Ecuador	Total
Exploration:
Drilling and Completions	$—	$19.3	$19.3
Seismic	—	9.0	9.0
Other	3.2	2.7	5.9
Total Exploration	$3.2	$31.0	$34.2
Development:
Drilling and Completions	$13.2	$—	$13.2
Facilities	2.6	1.5	4.1
Workovers	1.9	—	1.9
Other	7.6	0.3	7.9
Total Development	$25.3	$1.8	$27.1
Total Company	$28.5	$32.8	$61.3

During the three months ended June 30, 2024, we commenced drilling the following wells in Colombia and Ecuador:

Number of wells (Gross and Net)
Colombia
Development	1
Ecuador
Exploration	2
Total Company	3

We spud one development well in Chaza Block in Colombia, which was in-progress as of June 30, 2024, and two exploration wells in Ecuador, all of which were producing as of June 30, 2024.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	June 30, 2024	% Change	December 31, 2023
Cash and Cash Equivalents	$115,327	86	$62,146

Credit Facility	$—	(100)	$36,364

6.25% Senior Notes	$24,828	—	$24,828

7.75% Senior Notes	$24,201	—	$24,201

9.50% Senior Notes	$587,590	21	$487,590

We believe that our capital resources, including cash on hand and cash generated from operations, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for the next 12 months, given the current oil price trends and production levels. We may also access capital markets to pursue financing, including for repayment of debt in the future. In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us with the flexibility to respond to both internal growth opportunities and those available through acquisitions. We intend to pursue growth opportunities and acquisitions from time to time, which may require significant capital to be located in basins or countries beyond our current operations, involve joint ventures, or be sizable compared to our current assets and operations.

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

At June 30, 2024, we had a $24.8 million aggregate principal amount of 6.25% Senior Notes due 2025 (“6.25% Senior Notes”), $24.2 million aggregate principal amount of 7.75% Senior Notes due 2027, and $587.6 million aggregate principal amount of 9.50% Senior Notes due 2029, outstanding.

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

During the three and six months ended June 30, 2024, we re-purchased 404,314 and 1,290,980 shares at a weighted average price of $9.20 and $6.71 per share (three and six months ended June 30, 2023 - 20,439 and 1,328,650 shares under the 2022 program at a weighted average price of $5.27 and $8.15 per share), respectively. We cancelled 28,612 held as treasury shares as at December 31, 2023 and cancelled 418,620 and 1,276,674 shares re-purchased during the three and six months ended June 30, 2024, respectively. During the period from October 20, 2023 to July 29, 2024, we have re-purchased 2,604,796 shares under the 2023 Program.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents and restricted cash and cash equivalents for the periods presented:

	Six Months Ended June 30,
(Thousands of U.S. Dollars)	2024	2023
Sources of cash and cash equivalents:
Net income (loss)	$36,293	$(20,525)
Adjustments to reconcile net income (loss) to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	111,640	108,405
Interest expense	36,822	24,514
Income tax expense	8,323	66,615
Non-cash lease expenses	2,794	2,253
Lease payments	(2,369)	(1,242)
Foreign exchange (gain) loss	(5,228)	6,409
Stock-based compensation expense	9,521	1,817
Other gain	—	(1,090)
Adjusted EBITDA(1)	197,796	187,156
Current income tax expense	(46,205)	(37,363)
Contractual interest and other financing expenses	(30,756)	(22,714)
Realized foreign exchange gain	(361)	(13,957)
Funds flow from operations(1)	120,474	113,122
Proceeds from issuance of Senior Notes, net of issuance costs	85,615	—
Proceeds from exercise of stock options	367	5
Foreign exchange gain on cash and cash equivalents and restricted cash and cash equivalents	—	5,759
Net changes in assets and liabilities from operating activities	13,809	—
Changes in non-cash investing working capital	2,560	9,088
	222,825	127,974
Uses of cash and cash equivalents:
Additions to property, plant and equipment	(116,604)	(136,627)
Net changes in assets and liabilities from operating activities	—	(25,836)
Repayment of debt	(36,364)	—
Debt issuance costs	—	(1,873)
Purchase of Senior Notes	—	(6,805)
Re-purchase of shares of Common Stock	(8,667)	(10,825)
Settlement of asset retirement obligations	(223)	(156)
Lease payments	(7,078)	(3,035)
Foreign exchange loss on cash, and cash equivalents and restricted cash and cash equivalents	(1,513)	—
	(170,449)	(185,157)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$52,376	$(57,183)

(1) Adjusted EBITDA and funds flow from operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices. Sales volume changes, costs related to operations and debt transactions also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes. During the three months ended June 30, 2024, funds flow from operations decreased by 13% compared to the corresponding period of 2023, due to higher income tax and lower sales volumes, partially offset by higher Brent price. Funds flow from operations for the six months ended June 30, 2024, increased by 7%, compared to the corresponding period of 2023, primarily due to an increase in Brent price, lower transportation and quality discounts and realized foreign exchange gain, partially offset by lower sales volumes, higher operating costs, taxes and interest expense.

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

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our accounts payable, current and deferred tax assets and liabilities which are monetary assets and liabilities denominated in the local currency of the Colombian foreign operations. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar reporting currency.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. As our Senior Notes bear interest at fixed rates, we have no material exposure to interest rate fluctuations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully read and consider the factors set out in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of ongoing conflicts in several parts of the world, along with volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1-30, 2024	69,030	$7.73	69,030	1,237,414
May 1-31, 2024	78,218	$9.02	78,218	1,159,196
June 1-30, 2024	257,066	$9.65	257,066	902,130
Total	404,314	$9.20	404,314	902,130

(1) Including commission fees paid to the broker to re-purchase the shares of Common Stock.

(2) On October 20, 2023, we implemented a share re-purchase program (the “2023 Program”) through the facilities of the TSX, the NYSE American and eligible alternative trading platforms in Canada or United States. Under the 2023 Program, the Company is able to purchase at prevailing market prices up to 3,234,914 shares of Common Stock, representing approximately 10% of the public float as of October 20, 2023. The 2023 Program will expire on November 2, 2024, or earlier if a 10% maximum is reached.

Item 5. Other Information

During the three months ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: July 31, 2024	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2024	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)