Form 10-Q
period 2024-09-30
GRAN TIERRA ENERGY INC.
filed 2024-11-04
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024

or

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

On October 30, 2024, 30,651,216 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2024

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity and financial condition and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “should”, or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to successfully integrate the assets and operations of i3 Energy Plc (“i3Energy”) and realize the anticipated benefits and operating synergies expected from the acquisition of i3 Energy; our operations are located in South America and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events; global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including inflation and changes resulting from a global health crisis, geopolitical events, including the conflicts in Ukraine and the Gaza region, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a prolonged decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predict, which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute our business plan, which may include acquisitions and realize expected benefits from current or future initiatives; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability to access debt or equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt; our ability to comply with financial covenants in our indentures and make borrowings under any future credit agreement; and those factors set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2023 Annual Report on Form 10-K (the “2023 Annual Report on Form 10-K”). This information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and, except as otherwise required by the securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except for Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OIL SALES (Note 7)	$151,373	$179,921	$474,559	$482,013

EXPENSES
Operating	46,060	49,367	141,561	139,227
Transportation	3,911	3,842	14,185	10,599
Depletion, depreciation and accretion (Note 4)	55,573	55,019	167,213	163,424
General and administrative (Note 10)	6,346	10,238	37,616	32,800
Transaction costs (Note 12)	1,459	—	1,459	—
Foreign exchange (gain) loss	(3,084)	1,717	(8,312)	8,126
Other gain	—	(354)	—	(1,444)
Interest expense (Note 5)	19,892	13,503	56,714	38,017
	130,157	133,332	410,436	390,749

INTEREST INCOME	684	271	2,393	1,686
INCOME BEFORE INCOME TAXES	21,900	46,860	66,516	92,950

INCOME TAX EXPENSE (RECOVERY)
Current (Note 8)	15,217	26,343	61,422	63,706
Deferred (Note 8)	5,550	13,990	(32,332)	43,242
	20,767	40,333	29,090	106,948
NET AND COMPREHENSIVE INCOME (LOSS)	$1,133	$6,527	$37,426	$(13,998)

NET INCOME (LOSS) PER SHARE (1)
- BASIC and DILUTED	$0.04	$0.20	$1.20	$(0.42)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC (Note 6)	30,732,807	33,287,368	31,273,861	33,675,160
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (Note 6)	30,732,807	33,350,050	31,273,861	33,675,160

(1) Reflects Company’s 1-for-10 reverse stock split that became effective May 5, 2023.

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except for Share Amounts)

	As at September 30, 2024	As at December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents (Note 11)	$277,645	$62,146
Accounts receivable	14,724	12,359
Inventory	33,026	29,039
Taxes receivable (Note 3)	16,515	438
Other current assets (Note 10 and 11)	3,948	8,482
Total Current Assets	345,858	112,464

Oil and Gas Properties
Proved	1,051,632	1,055,070
Unproved	74,690	54,116
Total Oil and Gas Properties	1,126,322	1,109,186
Other capital assets	36,194	33,664
Total Property, Plant and Equipment (Note 4)	1,162,516	1,142,850

Other Long-Term Assets
Deferred tax assets	15,967	10,923
Taxes receivable (Note 3)	1,725	52,089
Other long-term assets (Note 10 and 11)	7,312	7,963
Total Other Long-Term Assets	25,004	70,975
Total Assets	$1,533,378	$1,326,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$216,767	$187,007
Credit facility (Note 5)	—	35,609
Current portion of long-term debt (Note 5 and 10)	24,763	—
Taxes payable (Note 3)	16,014	27,219
Equity compensation award liability (Note 6)	5,948	10,419
Total Current Liabilities	263,492	260,254

Long-Term Liabilities
Long-term debt (Note 5 and 10)	718,380	519,532
Deferred tax liabilities	27,358	57,453
Asset retirement obligation	79,971	73,029
Equity compensation award liability (Note 6)	13,487	8,750
Other long-term liabilities	9,821	10,877
Total Long-Term Liabilities	849,017	669,641

Contingencies (Note 9)

Shareholders' Equity (1)
Common Stock (30,651,216 issued and outstanding shares as at September 30, 2024, and 32,275,113 issued and 32,246,501 outstanding shares of Common Stock as at December 31, 2023, respectively, par value $0.001 per share), (Note 6)	9,934	9,936
Additional paid-in capital	1,236,539	1,249,651
Treasury Stock (Note 6)	—	(163)
Deficit	(825,604)	(863,030)
Total Shareholders’ Equity	420,869	396,394
Total Liabilities and Shareholders’ Equity	$1,533,378	$1,326,289
(1) Reflects Company’s 1-for-10 reverse stock split that became effective May 5, 2023.
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income (loss)	$37,426	$(13,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 4)	167,213	163,424
Deferred tax (recovery) expense (Note 8)	(32,332)	43,242
Stock-based compensation expense (Note 6)	6,376	3,748
Amortization of debt issuance costs (Note 5)	9,175	3,394
Unrealized foreign exchange gain	(7,670)	(7,814)
Other gain	—	(1,444)
Cash settlement of asset retirement obligation	(262)	(376)
Non-cash lease expenses	4,164	3,488
Lease payments	(3,540)	(1,918)
Net change in assets and liabilities from operating activities (Note 11)	32,164	(34,235)
Net cash provided by operating activities	212,714	157,511

Investing Activities
Additions to property, plant and equipment (Note 4)	(169,525)	(179,707)
Changes in non-cash investing working capital (Note 11)	5,702	(11,051)
Net cash used in investing activities	(163,823)	(190,758)

Financing Activities
Proceeds from issuance of Senior Notes, net of issuance costs (Note 5)	222,528	—
Repayment of debt (Note 5)	(36,364)	—
Proceeds from debt, net of issuance costs (Note 5)	—	48,125
Purchase of Senior Notes	—	(6,805)
Re-purchase of shares of Common Stock (Note 6)	(12,144)	(10,825)
Proceeds from exercise of stock options	367	8
Lease payments	(9,422)	(5,101)
Net cash provided by financing activities	164,965	25,402

Foreign exchange gain on cash, cash equivalents and restricted cash and cash equivalents	986	5,897

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	214,842	(1,948)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period (Note 11)	71,038	133,358
Cash and cash equivalents and restricted cash and cash equivalents, end of period (Note 11)	$285,880	$131,410

Supplemental cash flow disclosures (Note 11)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share Capital (1)
Balance, beginning of period	$9,935	$10,237	$9,936	$10,272
Cancellation of shares of Common Stock (Note 6)	(1)	—	(2)	(35)
Balance, end of period	$9,934	$10,237	$9,934	$10,237

Additional Paid-in Capital
Balance, beginning of period	$1,237,844	$1,254,449	$1,249,651	$1,291,354
Exercise of stock options	—	3	367	8
Stock-based compensation (Note 6)	2,312	592	2,883	1,789
Modification of stock options (Note 6)	—	—	(4,057)	—
Cancellation of shares of Common Stock (Note 6)	(3,617)	—	(12,305)	(38,107)
Balance, end of period	$1,236,539	$1,255,044	$1,236,539	$1,255,044

Treasury Stock
Balance, beginning of period	$(141)	$—	$(163)	$(27,317)
Re-purchase of shares of Common Stock (Note 6)	(3,477)	—	(12,144)	(10,825)
Cancellation of shares of Common Stock (Note 6)	3,618	—	12,307	38,142
Balance, end of period	$—	$—	$—	$—

Deficit
Balance, beginning of period	$(826,737)	$(877,268)	$(863,030)	$(856,743)
Net income (loss)	1,133	6,527	37,426	(13,998)
Balance, end of period	$(825,604)	$(870,741)	$(825,604)	$(870,741)

Total Shareholders’ Equity	$420,869	$394,540	$420,869	$394,540

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

3. Taxes Receivable

The table below shows the break-down of taxes receivable, which are comprised of value added tax (“VAT”) and income tax receivables and payables:

(Thousands of U.S. Dollars)	As at September 30, 2024	As at December 31, 2023
Taxes Receivable
Current
VAT Receivable	$141	$105
Income Tax Receivable	16,374	333
	$16,515	$438
Long-Term
Income Tax Receivable	$1,725	$52,089

Taxes Payable
Current
VAT Payable	$(5,877)	$(11,438)
Income Tax Payable	(10,137)	(15,781)
	$(16,014)	$(27,219)

Total Net Taxes Receivable	$2,226	$25,308

The following table shows the movement of VAT and income tax receivables and payables for the period identified below:

(Thousands of U.S. Dollars)	VAT Payable	Income Tax Receivable	Total Net Taxes Receivable
Balance, as at December 31, 2023	$(11,333)	$36,641	$25,308
Collected through direct government refunds	(580)	(13,603)	(14,183)
Collected through sales contracts	(82,041)	—	(82,041)
Taxes paid (1)	88,085	20,665	108,750
Withholding taxes paid	—	27,878	27,878
Current tax expense	—	(61,422)	(61,422)
Foreign exchange loss (gain)	133	(2,197)	(2,064)
Balance, as at September 30, 2024	$(5,736)	$7,962	$2,226
(1) VAT is paid on certain goods and services and collected on sales in Colombia at a rate of 19%

4. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at September 30, 2024	As at December 31, 2023
Oil and natural gas properties
Proved	$5,027,344	$4,876,185
Unproved	74,690	54,116
	5,102,034	4,930,301
Other (1)	86,529	73,505
	5,188,563	5,003,806
Accumulated depletion, depreciation and impairment	(4,026,047)	(3,860,956)
	$1,162,516	$1,142,850
(1) The “other” category includes right-of-use assets for operating and finance leases of $62.9 million, which had a net book value of $32.0 million as at September 30, 2024 (December 31, 2023 - $53.3 million, which had a net book value of $32.4 million).

During the three months ended September 30, 2024, the Company entered into two operating lease contracts related to motor vehicles and one finance lease contract related to power generation equipment and capitalized $0.1 million and $0.8 million, respectively, right-of-use assets in relation to these contracts.

During the nine months ended September 30, 2024, the Company entered into three operating lease contracts related to the office lease in Ecuador and motor vehicles and six finance lease contracts related to power generation and safety equipment and capitalized $0.6 million and $8.1 million, respectively, right-of-use assets in relation to these contracts.

For the three and nine months ended September 30, 2024 and 2023, the Company had no ceiling test impairment losses. The Company used a 12-month unweighted average of the first-day-of the month Brent price prior to the ending date of the periods September 30, 2024 and 2023 of $82.10 and $83.86 per bbl, respectively, for the purpose of the ceiling test calculations.

5. Debt and Debt Issuance Costs

The Company’s debt as at September 30, 2024, and December 31, 2023, was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2024	As at December 31, 2023
Current
Credit facility	$—	$36,364
6.25% Senior Notes, due February 2025 (“6.25% Senior Notes”)	24,828	—
Unamortized debt issuance costs	(65)	(755)
	$24,763	$35,609

Long-Term
6.25% Senior Notes	$—	$24,828
7.75% Senior Notes, due May 2027 (“7.75% Senior Notes”)	24,201	24,201
9.50% Senior Notes, due October 2029 (“9.50% Senior Notes”)	737,590	487,590
Unamortized Senior Notes discount	(44,436)	(27,958)
Unamortized Senior Notes issuance costs	(19,209)	(15,679)
	698,146	492,982
Long-term lease obligation (1)	20,234	26,550
	$718,380	$519,532
Total Debt	$743,143	$555,141
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $14.7 million as at September 30, 2024 (December 31, 2023 - $12.1 million).

Credit Facility

As at December 31, 2023, the Company had a $36.4 million balance outstanding under the Company’s credit facility. On February 6, 2024, the outstanding balance under the credit facility of $36.4 million was fully re-paid and the credit facility was terminated.

On August 19, 2024, the Company entered into a credit facility agreement (“Loan Facility”) with a market leader in the global commodities industry to fund the cash consideration payable to i3 Energy’s shareholders in connection with the acquisition of i3 Energy and associated costs (Note 12). The Loan Facility has a borrowing base of £80.0 million (US$107.0 million) and bears interest based on a three-month secured overnight financing rate posted by the Federal Reserve Bank of New York plus a margin of 3.00% per annum for the first three months after the initial drawdown and 6.00% per annum thereafter. The Loan Facility is subject to a commitment fee equal to the higher of $0.5 million and 0.5% of the borrowing base converted to U.S. dollars using the agreed upon GBP to USD foreign exchange rate at the time of initial drawdown date. The commitment fee is payable on the earlier of the date of the initial drawdown and three months after signing date of the Loan Facility. The undrawn amounts under the Loan Facility bear interest at 0.5% per annum, based on the available amount. The Loan Facility was terminated on October 31, 2024.

As of September 30, 2024, there was no outstanding balance under the Loan Facility.

Senior Notes

On February 6, 2024 and September 18, 2024, the Company issued additional $100.0 million and $150.0 million of 9.50% Senior Notes due October 2029 (the “new 9.50% Senior Notes”), and received cash proceeds of $88.0 million and $139.8 million, respectively. The new 9.50% Senior Notes have the same terms and provisions as the previously issued $487.6 million 9.50% Senior Notes except for the issue price. $100.0 million of new 9.50% Senior Notes accrue interest from October 20, 2023, the date of issuance of the previously issued 9.50% Senior Notes and $150.0 million of new 9.50% Senior Notes accrue interest from April 15, 2024, the date of the last interest payment. The Company received a cash payment of $2.8 million and $6.1 million related to the accrued interest of the $100.0 million and $150.0 million of new 9.50% Senior Notes, respectively.

Leases

During the three months ended September 30, 2024, the Company recorded two operating leases of $0.1 million and one finance lease of $0.8 million. The operating leases have a three-year term and the weighted average discount rate of 9.6%. The finance lease has a one-year term and a discount rate of 9.6%.

During the nine months ended September 30, 2024, the Company recorded three operating leases of $0.6 million and six finance leases of $8.1 million. The operating leases have a lease term ranging from three to five years and a weighted average discount rate of 11.1%. The finance leases have a lease term ranging from one to three years and a weighted average discount rate of 9.6%.

Interest Expense

The following table presents the total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2024	2023	2024	2023
Contractual interest and other financing expenses	$16,783	$11,909	$47,539	$34,623
Amortization of debt issuance costs	3,109	1,594	9,175	3,394
	$19,892	$13,503	$56,714	$38,017

6. Share Capital

Shares of Common Stock
Shares issued at December 31, 2023	32,275,113
Treasury shares	(28,612)
Shares issued and outstanding at December 31, 2023	32,246,501
Shares issued on option exercise	66,825
Shares re-purchased and cancelled	(1,662,110)
Shares issued and outstanding at September 30, 2024	30,651,216
During the year ended December 31, 2023, the Company implemented a share re-purchase program (the “2023 Program”) through the facilities of the Toronto Stock Exchange (“TSX”), the NYSE American and eligible alternative trading platforms in Canada or the United States. Under the 2023 Program, the Company is able to purchase at prevailing market prices up to 3,234,914 shares of Common Stock, par value of $0.001 per share (“Common Stock”) representing approximately 10% of the public float as of October 20, 2023. The 2023 Program expired on November 2, 2024.

During the three and nine months ended September 30, 2024, the Company re-purchased 371,130 and 1,662,110 shares at a weighted average price of $9.37 and $7.31 per share (three and nine months ended September 30, 2023 - nil and 1,328,650 shares at a weighted average price of nil and $8.15 per share), respectively. As of September 30, 2024, the Company cancelled 28,612 shares held as treasury shares at December 31, 2023, and cancelled 371,130 and 1,662,110 shares re-purchased during the three and nine months ended September 30, 2024, respectively. During the period from November 3, 2023 to September 30, 2024, the Company has re-purchased 2,703,914 shares out of a maximum of 3,234,914 under the 2023 Program.

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), restricted share units (“RSUs”) and stock option activity for the nine months ended September 30, 2024:

	PSUs	DSUs	RSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2023	3,896,356	776,610	—	2,027,807	9.93
Granted	2,249,299	94,304	531,120	4,596	7.12
Exercised	(1,847,322)	—	—	(211,249)	7.00
Forfeited	(176,927)	—	(6,860)	(50,127)	9.67
Expired	—	—	—	(201,774)	(21.40)
Balance, September 30, 2024	4,121,406	870,914	524,260	1,569,253	8.85

On May 1, 2024, the Company amended the settlement terms of all outstanding stock option awards. As of this date, all outstanding stock options are to be net settled in cash resulting in a change in classification of stock options from equity to liability. On May 1, 2024, the Company recorded a liability of $4.4 million and an additional stock-based compensation costs of $0.4 million related to the modification of the stock option plan. As at September 30, 2024, the equity compensation award liability on the Company’s balance sheet included $1.7 million of current liability and $0.2 million of long-term liability related to the Company’s outstanding stock options.

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

For the three and nine months ended September 30, 2024, there was $3.1 million of stock-based compensation recovery and $6.4 million of stock-based compensation expense, respectively (three and nine months ended September 30, 2023, $1.9 million and $3.7 million of stock-based compensation expense, respectively).

As at September 30, 2024, there was $17.3 million (December 31, 2023 - $8.6 million) of unrecognized compensation costs related to unvested PSUs, RSUs and stock options, which are expected to be recognized over a weighted-average period of 1.9 years. During the nine months ended September 30, 2024, the Company paid out $10.4 million for PSUs vested on December 31, 2023 (nine months ended September 30, 2023 - $15.1 million for PSUs vested on December 31, 2022).

During the three and nine months ended September 30, 2024, the Company awarded nil and 0.5 million RSUs to employees pursuant to the existing 2007 Equity Incentive Plan, respectively. Under the 2007 Equity Incentive Plan, RSUs will vest one-third each year over a three-year period. Upon vesting, RSUs entitle the holder to receive either the underlying number of shares of the Company’s Common Stock or a cash payment equal to the value of the underlying shares of the Company’s Common Stock. The Company intends to settle RSUs outstanding as at September 30, 2024, in cash.

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

Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average number of shares of Common Stock outstanding	30,732,807	33,287,368	31,273,861	33,675,160
Shares issuable pursuant to stock options	—	129,299	—	—
Shares assumed to be purchased from proceeds of stock options	—	(66,617)	—	—
Weighted average number of diluted shares of Common Stock outstanding	30,732,807	33,350,050	31,273,861	33,675,160

For the three and nine months ended September 30, 2024 all options, on a weighted average basis (three and nine months ended September 30, 2023, 1,854,307 and all options, respectively) were excluded from the diluted income (loss) per share calculation as the options were anti-dilutive.

7. Revenue

The Company’s revenues are generated from oil sales at prices that reflect the blended prices received upon shipment by the purchaser at defined sales points or defined by contract relative to ICE Brent and adjusted for Vasconia or Castilla (Colombia sales) or Oriente (Ecuador sales) crude differentials, quality and transportation discounts and premiums each month. For the three and nine months ended September 30, 2024, 100% of the Company’s revenue resulted from oil sales (three and nine months ended September 30, 2023 - 100%). During the three and nine months ended September 30, 2024, quality and transportation discounts were 18% and 17% of the average ICE Brent price (three and nine months ended September 30, 2023 - 14% and 18%), respectively.

During the three and nine months ended September 30, 2024, the Company’s production was sold to one major customer in Colombia and Ecuador, representing 100% of the total sales volumes (three and nine months ended September 30, 2023 - one major customer representing 96% and 97% of the total sales volumes, respectively).

As at September 30, 2024, accounts receivable included $0.1 million of accrued sales revenue related to September 2024 production (December 31, 2023 - nil related to December 2023 production).

8. Taxes

The Company’s effective tax rate was 44% for the nine months ended September 30, 2024, compared to 115% in the corresponding period of 2023.

Current income tax expense was $61.4 million for the nine months ended September 30, 2024, compared to $63.7 million in the corresponding period of 2023, due to lower taxable income in Colombia, partially offset by additional current tax expense related to a tax planning strategy.

For the nine months ended September 30, 2024, the deferred income tax was a recovery of $32.3 million, primarily as a result of the recognition of additional tax losses resulting from a tax planning strategy, which were partially offset by tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the nine months ended September 30, 2023, the deferred income tax expense was $43.2 million compared to $36.9 million in the corresponding period of 2022. In each case, primarily attributable to higher tax depreciation compared to accounting depreciation and the utilization of tax losses to offset taxable income in Colombia.

For the nine months ended September 30, 2024, the difference between the effective tax rate of 44% and the 50% Colombian tax rate was primarily due to a lower impact of foreign taxes, 2022 true-up related to tax planning strategy and non-taxable foreign exchange adjustments. These were partially offset by an increase in valuation allowance, other permanent differences, non-deductible stock-based compensation and non-deductible royalties in Colombia.

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

9. Contingencies

Legal Proceedings

The Company has several lawsuits and claims pending. The outcome of the lawsuits and disputes cannot be predicted with certainty; the Company believes the resolution of these matters would not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company records costs as they are incurred or become probable and determinable.

Letters of Credit and Other Credit Support

At September 30, 2024, the Company had provided letters of credit and other credit support totaling $234.3 million (December 31, 2023 - $220.1 million) relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts, the Suroriente Block extension agreement and other capital or operating requirements. Approximately $122.0 million relates to the Suroriente Block extension agreement.

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

At September 30, 2024, the Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, current portion of long-term debt, long-term debt and other long-term liabilities. The Company uses appropriate valuation techniques based on the available information to measure the fair values of assets and liabilities.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of September 30, 2024, and December 31, 2023:

(Thousands of U.S. Dollars)	As at September 30, 2024	As at December 31, 2023
Level 1
Assets
Prepaid equity forward (“PEF”) - current (1)	$—	$5,630

Liabilities
6.25% Senior Notes	$23,804	$22,994
7.75% Senior Notes	21,388	20,744
9.50% Senior Notes	701,632	429,018
	$746,824	$472,756
Level 2
Assets
Restricted cash and cash equivalents - long-term (2)	$7,093	$7,750

Liabilities
Credit facility	$—	$35,609
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

Prepaid Equity Forward

As at September 30, 2024, the Company had no outstanding PEF asset (As at December 31, 2023 - 1.0 million notional shares with a fair value of $5.6 million). For the three and nine months ended September 30, 2024, the Company recorded nil and a $0.3 million loss, respectively, in general and administrative expenses relating to the PEF (three and nine months ended September 30, 2023 - $2.2 million gain and $3.6 million loss, respectively).

During the nine months ended September 30, 2024, the Company settled all outstanding notional PEF shares and received net proceeds of $5.1 million resulting in a $0.3 million loss on settlement.

Senior Notes

Financial instruments recorded at amortized cost at September 30, 2024, were the Senior Notes (Note 5).

At September 30, 2024, the carrying amounts of the 6.25% Senior Notes, 7.75% Senior Notes and 9.50% Senior Notes were $24.8 million, $23.8 million, and $674.3 million, respectively, which represented the aggregate principal amounts less unamortized debt issuance costs and discounts, and the fair values were $23.8 million, $21.4 million, and $701.6 million, respectively.

11. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

	As at September 30,		As at December 31,
(Thousands of U.S. Dollars)	2024	2023	2023	2022
Cash and cash equivalents	$277,645	$123,216	$62,146	$126,873
Restricted cash and cash equivalents - current (1)	1,142	1,142	1,142	1,142
Restricted cash and cash equivalents - long-term (2)	7,093	7,052	7,750	5,343
	$285,880	$131,410	$71,038	$133,358
(1) Included in other current assets on the Company’s condensed consolidated balance sheet.
(2) Included in other long-term assets on the Company’s condensed consolidated balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2024	2023
Accounts receivable and other long-term assets	$(1,531)	$(8,484)
PEF	6,218	9,664
Prepaids and inventory	(3,984)	(6,809)
Accounts payable and accrued liabilities, and other long-term liabilities	10,442	(3,040)
Taxes receivable and payable	21,019	(25,566)
Net changes in assets and liabilities from operating activities	$32,164	$(34,235)

Changes in non-cash investing working capital for the nine months ended September 30, 2024, were comprised of an increase in accounts payable and accrued liabilities of $6.6 million and an increase in accounts receivable of $0.9 million (nine months ended September 30, 2023, a decrease in accounts payable and accrued liabilities of $11.0 million and an increase in accounts receivable of $0.1 million).

The following table provides additional supplemental cash flow disclosures:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2024	2023
Cash paid for income taxes	$20,665	$48,241
Cash paid for withholding taxes	$27,878	$36,962
Cash paid for interest	$30,073	$29,446

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$53,117	$44,067

12. Subsequent Events

On October 31, 2024, the Company acquired all of the issued and outstanding common shares of i3 Energy for $225.4 million, consisting of cash consideration of $168.9 million, a cash dividend of $4.2 million and approximately 6.0 million shares of Gran Tierra’s Common Stock, the fair value of which was determined to be $52.3 million based on the closing price of the Company’s shares on the acquisition date. i3 Energy is an oil and gas exploration and production company, incorporated in England and Wales with production assets located in the Western Canadian Sedimentary basin. The acquisition was accounted for as a business combination using the acquisition method. During the three and nine months ended September 30, 2024, the Company incurred approximately $1.5 million in transaction costs associated with the acquisition of i3 Energy.

In connection with i3 Energy acquisition closing on October 31, 2024, the Company amended and restated the existing revolving credit facility agreement of i3 Energy Canada Ltd. (“i3 Energy Canada”) with National Bank of Canada dated March

22, 2024. As a result of the amendment and restatement, among other things, the borrowing base was revised to C$100.0 million (US$74.1 million) with available commitment of a C$50.0 million (US$37.0 million) revolving credit facility comprised of C$35.0 million (US$25.9 million) syndicated facility and C$15.0 million (US$11.1 million) of operating facility. Subject to the next borrowing base redetermination which will occur on or before June 30, 2025, the revolving credit facility is available until October 31, 2025 with a repayment date of October 31, 2026, which may be extended by further periods of up to 364 days, subject to lender approval. The drawn down amounts under the revolving credit facility can either be in Canadian or U.S. dollars and bear interest rates equal to either the Canadian prime rate or U.S. Base Rate plus a margin ranging from 2.00% to 4.00% per annum or for CORRA loans and SOFR loans plus a margin ranging from 3.00% to 5.00% per annum. Undrawn amounts under the revolving credit facility bear standby fee ranging from 0.75% to 1.25% per annum. In each case, the margin or standby fee, as applicable is based on Net Debt to EBITDA ratio of Gran Tierra Canada Ltd.

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

Financial and Operational Highlights

Key Highlights for the third quarter of 2024
•On August 19, 2024, we entered into an agreement to acquire all of the issued and outstanding common shares of i3 Energy for $225.4 million, consisting of a cash consideration of $168.9 million, a cash dividend of $4.2 million and the issuance of approximately 6.0 million shares of our Common Stock. The acquisition closed on October 31, 2024.
•Net income for the third quarter of 2024 was $1.1 million or $0.04 per share basic and diluted, compared to a net income of $6.5 million or $0.20 per share basic and diluted for the third quarter of 2023 and a net income of $36.4 million for the prior quarter
•Brent oil price averaged $78.71 during the quarter, a decrease of 8% from comparable period of 2023 and 7% decrease from the prior quarter. Castilla, Vasconia and Oriente differentials averaged to $8.83, $5.07 and $9.15 during the quarter, an increase of 33%, 41% and 19% from the comparable period of 2023, and an increase of 8%, 27% and 9%, respectively, from the prior quarter
•Income before income taxes for the third quarter of 2024 was $21.9 million, compared to income before income taxes of $46.9 million for the third quarter of 2023 and income before income taxes of $27.3 million for the prior quarter.
•Adjusted EBITDA(2) decreased to $92.8 million, compared to $119.2 million in the third quarter of 2023 and $103.0 million in the prior quarter
•Funds flow from operations(2) decreased to $60.3 million, compared to $79.0 million in the third quarter of 2023 and increased from $46.2 million in the prior quarter
•In the third quarter of 2024, we re-purchased 0.4 million shares of Common Stock through the 2023 share re-purchase program. During the period from November 3, 2023 to September 30, 2024, we have re-purchased a total of 2.7 million shares or 9% of the outstanding shares as of September 30, 2024
•NAR production for the third quarter of 2024 decreased by 3% to 25,988 BOPD, compared to 26,776 BOPD in the third quarter of 2023 and was comparable to 26,002 BOPD in the prior quarter
•Sales volumes for the third quarter of 2024 decreased by 4% to 25,464 BOPD, compared to 26,396 BOPD in the third quarter of 2023 and increased by 1% from 25,191 BOPD in the prior quarter
•Oil sales for the third quarter of 2024 decreased by 16% to $151.4 million, compared to the third quarter of 2023, primarily due to a lower Brent price, lower sales volumes, and higher differentials. Oil sales decreased by 9% from $165.6 million in the prior quarter due to a lower Brent price and higher differentials, partially offset by an increase in sales volumes
•Operating expenses decreased by 7% or $0.67 per bbl to $46.1 million or $19.66 per bbl when compared to the third quarter of 2023, primarily as a result of lower lifting costs, partially offset by higher workover activities. Operating expenses decreased by 2% or $0.86 per bbl from $47.0 million or $20.52 per bbl in the prior quarter as a result of lower workover activities
•Transportation expenses increased by 2% or $0.09 per bbl when compared to the third quarter of 2023 due to an increase in trucking tariffs for Acordionero volumes and higher sales volumes transported in Ecuador. Transportation expenses decreased by 31% or $0.81 per bbl compared to the prior quarter due to the utilization of shorter distance delivery points during the current quarter
•Operating netback(2) decreased to $101.4 million compared to $126.7 million in the third quarter of 2023 and $112.9 million in the prior quarter
•Quality and transportation discounts for the third quarter of 2024 increased to $14.10 per bbl compared to $11.83 per bbl in the third quarter of 2023 and $12.79 per bbl in the prior quarter

•General and administrative (“G&A”) expenses before stock-based compensation for the third quarter of 2024 increased to $9.5 million compared to $8.3 million in the third quarter of 2023 due to higher travel and general office expenses and decreased from $11.0 million in the prior quarter due to lower consulting, business development and travel expenses during the current quarter
•Capital additions for the third quarter of 2024 were $52.9 million compared to $43.1 million in the third quarter of 2023 due to a more active exploration program in the third quarter of 2024, and compared to $61.3 million in the prior quarter due to operating one drilling rig during the current quarter compared to two in the prior quarter

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
	2024	2023	% Change	2024	2024	2023	% Change
Average Daily Volumes (BOPD)
Consolidated
Working Interest (“WI”) Production Before Royalties	32,764	33,940	(3)	32,776	32,595	33,098	(2)
Royalties	(6,776)	(7,164)	(5)	(6,774)	(6,650)	(6,592)	1
Production NAR	25,988	26,776	(3)	26,002	25,945	26,506	(2)
Increase in Inventory	(524)	(380)	38	(811)	(367)	(222)	(65)
Sales(1)	25,464	26,396	(4)	25,191	25,578	26,284	(3)

Net Income (Loss)	$1,133	$6,527	(83)	$36,371	$37,426	$(13,998)	367

Operating Netback
Oil Sales	$151,373	$179,921	(16)	$165,609	$474,559	$482,013	(2)
Operating Expenses	(46,060)	(49,367)	(7)	(47,035)	(141,561)	(139,227)	2
Transportation Expenses	(3,911)	(3,842)	2	(5,690)	(14,185)	(10,599)	34
Operating Netback(2)	$101,402	$126,712	(20)	$112,884	$318,813	$332,187	(4)

G&A Expenses before Stock-Based Compensation	$9,491	$8,307	14	$10,967	$31,240	$29,052	8
G&A Stock-Based Compensation (Recovery) Expense	(3,145)	1,931	(263)	6,160	6,376	3,748	70
G&A Expenses, including Stock-Based Compensation	$6,346	$10,238	(38)	$17,127	$37,616	$32,800	15

Adjusted EBITDA(2)	$92,794	$119,235	(22)	$103,004	$290,590	$306,391	(5)

Funds Flow from Operations(2)	$60,338	$79,000	(24)	$46,167	$180,812	$192,122	(6)

Capital Expenditures	$52,921	$43,080	23	$61,273	$169,525	$179,707	(6)
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

EBITDA, as presented, is defined as net income (loss) adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for non-cash lease expense, lease payments, foreign exchange gain or loss, stock-based compensation expense or recovery, transaction costs related to the acquisition of i3 Energy and other gain or loss. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net (loss) income to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2024	2023	2024	2024	2023
Net income (loss)	$1,133	$6,527	$36,371	$37,426	$(13,998)
Adjustments to reconcile net income (loss) to EBITDA and Adjusted EBITDA
DD&A expenses	55,573	55,019	55,490	167,213	163,424
Interest expense	19,892	13,503	18,398	56,714	38,017
Income tax expense (recovery)	20,767	40,333	(9,072)	29,090	106,948
EBITDA (non-GAAP)	$97,365	$115,382	$101,187	$290,443	$294,391
Non-cash lease expense	1,370	1,235	1,381	4,164	3,488
Lease payments	(1,171)	(676)	(1,311)	(3,540)	(1,918)
Foreign exchange (gain) loss	(3,084)	1,717	(4,413)	(8,312)	8,126
Stock-based compensation (recovery) expense	(3,145)	1,931	6,160	6,376	3,748
Transaction costs	1,459	—	—	1,459	—
Other gain	—	(354)	—	—	(1,444)
Adjusted EBITDA (non-GAAP)	$92,794	$119,235	$103,004	$290,590	$306,391

Funds flow from operations, as presented, is defined as net income (loss) adjusted for DD&A expenses, deferred income tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, non-cash lease expense, lease payments, unrealized foreign exchange gain and other gain or loss. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net income (loss) to funds flow from operations is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2024	2023	2024	2024	2023
Net income (loss)	$1,133	$6,527	$36,371	$37,426	$(13,998)
Adjustments to reconcile net income (loss) to funds flow from operations
DD&A expenses	55,573	55,019	55,490	167,213	163,424
Deferred income tax expense (recovery)	5,550	13,990	(51,361)	(32,332)	43,242
Stock-based compensation (recovery) expense	(3,145)	1,931	6,160	6,376	3,748
Amortization of debt issuance costs	3,109	1,594	2,760	9,175	3,394
Non-cash lease expense	1,370	1,235	1,381	4,164	3,488
Lease payments	(1,171)	(676)	(1,311)	(3,540)	(1,918)
Unrealized foreign exchange gain	(2,081)	(266)	(3,323)	(7,670)	(7,814)
Other gain	—	(354)	—	—	(1,444)
Funds flow from operations (non-GAAP)	$60,338	$79,000	$46,167	$180,812	$192,122

Additional Operational Results

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2024	2023	% Change	2024	2024	2023	% Change
Oil sales	$151,373	$179,921	(16)	$165,609	$474,559	$482,013	(2)
Operating expenses	46,060	49,367	(7)	47,035	141,561	139,227	2
Transportation expenses	3,911	3,842	2	5,690	14,185	10,599	34
Operating netback(1)	101,402	126,712	(20)	112,884	318,813	332,187	(4)

DD&A expenses	55,573	55,019	1	55,490	167,213	163,424	2
G&A expenses before stock-based compensation	9,491	8,307	14	10,967	31,240	29,052	8
G&A stock-based compensation (recovery) expense	(3,145)	1,931	(263)	6,160	6,376	3,748	70
Foreign exchange (gain) loss	(3,084)	1,717	(280)	(4,413)	(8,312)	8,126	(202)
Other gain	—	(354)	(100)	—	—	(1,444)	(100)
Interest expense	19,892	13,503	47	18,398	56,714	38,017	49
Transaction costs	1,459	—	100	—	1,459	—	100
	80,186	80,123	—	86,602	254,690	240,923	6

Interest income	684	271	152	1,017	2,393	1,686	42

Income before income taxes	21,900	46,860	(53)	27,299	66,516	92,950	(28)

Current income tax expense	15,217	26,343	(42)	42,289	61,422	63,706	(4)
Deferred income tax expense (recovery)	5,550	13,990	(60)	(51,361)	(32,332)	43,242	(175)
	20,767	40,333	(49)	(9,072)	29,090	106,948	(73)
Net income (loss)	$1,133	$6,527	(83)	$36,371	$37,426	$(13,998)	367

Sales Volumes (NAR)
Total sales volumes, BOPD	25,464	26,396	(4)	25,191	25,578	26,284	(3)

Brent Price per bbl	$78.71	$85.92	(8)	$85.03	$81.82	$81.94	—

Consolidated Results of Operations per bbl Sales Volumes NAR
Oil sales	$64.61	$74.09	(13)	$72.24	$67.71	$67.18	1
Operating expenses	19.66	20.33	(3)	20.52	20.20	19.40	4
Transportation expenses	1.67	1.58	6	2.48	2.02	1.48	36
Operating netback(1)	43.28	52.18	(17)	49.24	45.49	46.30	(2)

DD&A expenses	23.72	22.66	5	24.21	23.86	22.77	5
G&A expenses before stock-based compensation	4.05	3.42	18	4.78	4.46	4.05	10

G&A stock-based compensation (recovery) expense	(1.34)	0.80	(268)	2.69	0.91	0.52	75
Foreign exchange (gain) loss	(1.32)	0.71	(286)	(1.93)	(1.19)	1.13	(205)
Other gain	—	(0.15)	(100)	—	—	(0.20)	(100)
Interest expense	8.49	5.56	53	8.03	8.09	5.30	53
Transaction costs	0.62	—	100	—	0.21	—	100
	34.22	33.00	4	37.78	36.34	33.57	8

Interest income	0.29	0.11	164	0.44	0.34	0.23	48

Income before income taxes	9.35	19.29	(52)	11.90	9.49	12.96	(27)

Current income tax expense	6.50	10.85	(40)	18.45	8.76	8.88	(1)
Deferred income tax expense (recovery)	2.37	5.76	(59)	(22.41)	(4.61)	6.03	(176)
	8.87	16.61	(47)	(3.96)	4.15	14.91	(72)
Net income (loss)	$0.48	$2.68	(82)	$15.86	$5.34	$(1.95)	374

(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition of this measure.

Oil Production and Sales Volumes, BOPD

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
Average Daily Volumes (BOPD)	2024	2023	2024	2024	2023
WI Production Before Royalties	32,764	33,940	32,776	32,595	33,098
Royalties	(6,776)	(7,164)	(6,774)	(6,650)	(6,592)
Production NAR	25,988	26,776	26,002	25,945	26,506
Increase in Inventory	(524)	(380)	(811)	(367)	(222)
Sales	25,464	26,396	25,191	25,578	26,284

Royalties, % of WI Production Before Royalties	21%	21%	21%	20%	20%

Oil production NAR for the three and nine months ended September 30, 2024, decreased by 3% and 2%, respectively, compared to the corresponding periods of 2023 due to lower volumes in the Acordionero field caused by downtime related to workovers, partially offset by higher production in the Costayaco field in Colombia and increased production from the Chanangue and Charapa Blocks in Ecuador related to positive exploration well drilling results. Oil production NAR was comparable to the prior quarter.

Royalties as a percentage of WI production for the three and nine months ended September 30, 2024 were comparable to corresponding periods of 2023 and the prior quarter.

WI Production Before Royalties
Average Daily Volumes (BOPD)
40,000
30,000
20,000
10,000
—
28%
24%
20%
16%
Royalties as a % of Production
33,940
31,309
32,242
32,776
32,764
21%
20%
20%
21%
21%
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Gross Production
Royalties as a % of Production

WI Production Before Royalties
40,000
30,000
20,000
10,000
—
Average Daily Volumes (BOPD)
30,746
32,647
32,764
2022 Year End
2023 Year End
Q3 2024
Gross Production

NAR Production by Block for the Three Months Ended September 30, 2024

Other, 6%
Ecuador, 8%
Suroriente, 10%
Midas, 46%
Chaza, 30%
Midas
Chaza
Suroriente
Ecuador
Other

The Midas Block includes the Acordionero field, the Suroriente Block includes the Cohembi field, and the Chaza Block includes the Costayaco and Moqueta fields. Ecuador includes the Charapa and Chanangue Blocks.

Realized price per bbl for the three months ended September 30, 2024, decreased by 13% compared to the corresponding period of 2023, primarily as a result of a 8% decrease in Brent price and higher differentials. For the three months ended September 30, 2024, Castilla, Vasconia and Oriente differentials per bbl increased to $8.83, $5.07 and $9.15 compared to $6.64, $3.59 and $7.69, respectively, in the corresponding period of 2023.

Realized price per bbl for the nine months ended September 30, 2024, increased by 1%, compared to the corresponding period of 2023, as a result of lower differentials. For the nine months ended September 30, 2024, Castilla Vasconia and Oriente differentials per bbl decreased to $8.62, $4.70 and $8.52 from $10.41, $5.66 and $10.85, respectively, in the corresponding period of 2023.

Compared to the prior quarter, the average realized price per bbl decreased by 11%, primarily due to a 7% decrease in Brent price and higher differentials in the current quarter.

Brent and Discounts
$ / BBL
$80.00
$60.00
$40.00
$20.00
$15.00
$10.00
$5.00
$—
$ / BBL
$85.92
$82.85
$81.76
$85.03
$78.71
$7.69
$6.64
$3.59
$9.68
$7.07
$4.58
$8.82
$8.02
$5.05
$8.21
$8.38
$4.00
$8.83
$9.15
$5.07
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Brent
Castilla
Vasconia
Oriente

Oil sales for the three months ended September 30, 2024, decreased by 16% to $151.4 million compared to the corresponding period of 2023 due to a 8% decrease in Brent price, 4% lower sales volumes and higher differentials.

Oil sales for the nine months ended September 30, 2024, decreased by 2% to $474.6 million, compared to the corresponding period of 2023 due to 3% lower sales volumes, partially offset by lower differentials.

Compared to the prior quarter, oil sales decreased by 9%, primarily due to a 7% decrease in Brent price and higher differentials, partially offset by a 1% increase in sales volumes.

The following table shows the effect of changes in realized price and sale volumes on our oil sales for the three and nine months ended September 30, 2024, compared to the prior quarter and the corresponding periods of 2023:

(Thousands of U.S. Dollars)	Three Months Ended September 30, 2024, Compared with Three Months Ended June 30, 2024	Three Months Ended September 30, 2024, Compared with Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Oil sales for the comparative period	$165,609	$179,921	$482,013
Realized sales price (decrease) increase effect	(17,872)	(22,199)	3,770
Sales volumes increase (decrease) effect	3,636	(6,349)	(11,224)
Oil sales for the three and nine months ended September 30, 2024	$151,373	$151,373	$474,559

(U.S. Dollars per bbl Sales Volumes NAR)	Three Months Ended September 30, 2024, Compared with Three Months Ended June 30, 2024	Three Months Ended September 30, 2024, Compared with Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Average realized price, net of transportation expenses for the comparative period	$69.76	$72.51	$65.70
Decrease in benchmark oil prices	(6.32)	(7.21)	(0.12)
(Increase) decrease in quality and transportation discounts	(1.31)	(2.27)	0.65
Decrease (increase) in transportation expenses	0.81	(0.09)	(0.54)
Average realized price, net of transportation expenses, for the three and nine months ended September 30, 2024	$62.94	$62.94	$65.69

Average realized price, net of transportation expenses as a % of Brent	80%	80%	80%

Operating Netback

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2024	2023	2024	2024	2023
Oil sales	$151,373	$179,921	$165,609	$474,559	$482,013
Transportation expenses	(3,911)	(3,842)	(5,690)	(14,185)	(10,599)
	147,462	176,079	159,919	460,374	471,414
Operating expenses	(46,060)	(49,367)	(47,035)	(141,561)	(139,227)
Operating netback(1)	$101,402	$126,712	$112,884	$318,813	$332,187

(U.S. Dollars Per bbl Sales Volumes NAR)
Brent	$78.71	$85.92	$85.03	$81.82	$81.94
Quality and transportation discounts	(14.10)	(11.83)	(12.79)	(14.11)	(14.76)
Average realized price	64.61	74.09	72.24	67.71	67.18
Transportation expenses	(1.67)	(1.58)	(2.48)	(2.02)	(1.48)
Average realized price net of transportation expenses	62.94	72.51	69.76	65.69	65.70
Operating expenses	(19.66)	(20.33)	(20.52)	(20.20)	(19.40)
Operating netback(1)	$43.28	$52.18	$49.24	$45.49	$46.30
(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition and reconciliation of this measure.

Change in Operating Netback by Component for the Three Months Ended September 30, 2023 and 2024
$85.92
$60.00
$40.00
$20.00
$—
$ / BBL
$52.18
$(9.48)
$(0.09)
$0.67
$78.71
$43.28
$75.00
$50.00
$25.00
$—
Brent Price
Netback for the Three Months Ended September 30, 2023
Revenue
Transportation expenses
Operating expenses
Netback for the Three Months Ended September 30, 2024

Quality and Transportation Discounts and Transportation Expenses

$20.00
$10.00
$0.00
$ / BBL
$13.41
$17.06
$17.29
$15.27
$15.77
$1.58
$1.72
$1.93
$2.48
$1.67
$11.83
$15.34
$15.36
$12.79
$14.10
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Total transportation expenses and quality and transportation discounts
Transportation expenses
Quality and transportation discounts

Operating expenses for the three months ended September 30, 2024, decreased by 7% to $46.1 million or by $0.67 per bbl to $19.66 compared to the corresponding period of 2023, primarily due to $0.96 per bbl lower lifting costs associated with power generation, equipment rental and road maintenance which were partially offset by $0.29 per bbl higher workover activities.

Operating expenses for the nine months ended September 30, 2024, increased by 2% to $141.6 million or by $0.80 per bbl to $20.20 per bbl compared to the corresponding period of 2023, primarily as a result of $1.02 per bbl higher workover costs which were partially offset by $0.22 per bbl lower power generation costs.

Compared to the prior quarter, operating expenses decreased by 2% from $47.0 million, or by $0.86 per bbl from $20.52 per bbl primarily due to $1.41 per bbl lower workover costs which were partially offset by $0.55 per bbl higher lifting costs primarily associated with inventory fluctuation in Ecuador and community aid initiatives in Colombia.

Transportation expenses

We have options to sell our oil through multiple pipelines and trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil volumes we sold in Colombia and Ecuador using each option for the three and nine months ended September 30, 2024 and 2023, and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2024	2023	2024	2024	2023
Volume transported through pipeline	5%	3%	2%	4%	2%
Volume sold at wellhead	46%	47%	45%	47%	46%
Volume transported via truck to sales point	49%	50%	53%	49%	52%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of a lower realized price, offset by lower transportation expenses.

Transportation expenses for the three and nine months ended September 30, 2024, increased by 2% and 34% to $3.9 million and $14.2 million, respectively, compared to the corresponding periods of 2023, due to an increase in trucking tariffs for Acordionero volumes and higher sales volumes transported in Ecuador during the current quarter.

On a per bbl basis, transportation expenses for the three and nine months ended September 30, 2024, increased by $0.09 and $0.54 to $1.67 and $2.02, respectively, compared to the corresponding periods of 2023 due to higher sales volumes transported in Ecuador, an increase in trucking tariffs and the utilization of the longer distance delivery points for the first half of 2024 in response to lower water levels in the Magdalena river.

Transportation expenses decreased by 31% or $0.81 per bbl from $5.7 million or $2.48 per bbl in the prior quarter due to the utilization of shorter distance delivery points during the current quarter.

Transportation Expenses
$6.0
$4.0
$2.0
$—
$ Million
$3.00
$2.50
$2.00
$1.50
$1.00
$ / BBL
$3.8
$3.9
$4.6
$5.7
$3.9
$1.58
$1.72
$1.93
$2.48
$1.67
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Transportation Expense
Transportation Expenses ($/BBL)

DD&A Expenses

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2024	2023	2024	2024	2023
DD&A Expenses, thousands of U.S. Dollars	$55,573	$55,019	$55,490	$167,213	$163,424
DD&A Expenses, U.S. Dollars per bbl	23.72	22.66	24.21	23.86	22.77

DD&A expenses for the three and nine months ended September 30, 2024, increased by 1% and 2% or by $1.06 and $1.08 per bbl, respectively, due to higher costs in the depletable base compared to the corresponding periods of 2023.

DD&A expenses were comparable to prior quarter. On a per bbl basis, DD&A expenses decreased by $0.49 per bbl compared to the prior quarter, due to higher sales volumes in the current quarter.

G&A Expenses

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2024	2023	% Change	2024	2024	2023	% Change
G&A Expenses before Stock-Based Compensation	$9,491	$8,307	14	$10,967	$31,240	$29,052	8
G&A Stock-Based Compensation (Recovery) Expense	(3,145)	1,931	(263)	6,160	6,376	3,748	70
G&A Expenses, including Stock-Based Compensation	$6,346	$10,238	(38)	$17,127	$37,616	$32,800	15
(U.S. Dollars Per bbl Sales Volumes NAR)
G&A Expenses before Stock-Based Compensation	$4.05	$3.42	18	$4.78	$4.46	$4.05	10
G&A Stock-Based Compensation (Recovery) Expense	(1.34)	0.80	(268)	2.69	0.91	0.52	75
G&A Expenses, including Stock-Based Compensation	$2.71	$4.22	(36)	$7.47	$5.37	$4.57	18

G&A expenses before stock-based compensation for the three and nine months ended September 30, 2024, increased by 14% and 8% or $0.63 and $0.41 per bbl, respectively, compared to the corresponding periods of 2023, primarily due to higher travel and general office expenses.

Compared to the prior quarter, G&A expenses before stock-based compensation decreased by 13% or $0.73 per bbl due to lower consulting, business development and travel expenses.

G&A expenses after stock-based compensation for the three months ended September 30, 2024, decreased by 38% or $1.51 per bbl, compared to the corresponding period of 2023, due to stock-based compensation recovery attributed to a lower share price during the current quarter.

G&A expenses after stock-based compensation for the nine months ended September 30, 2024, increased by 15%, or $0.80 per bbl, compared to the corresponding period of 2023 due to higher travel and general office expenses and higher stock-based compensation expense attributed to higher share price during current period.

Compared to the prior quarter, G&A expenses after stock-based compensation decreased by 63% or $4.76 per bbl due to stock-based compensation recovery attributed to a lower share price during the current quarter.

G&A Expenses Before Stock-Based Compensation
$12.5
$10.0
$7.5
$5.0
$2.5
$ Millions
$10.00
$7.50
$5.00
$2.50
$ / BBL
$8.3
$11.1
$10.8
$11.0
$9.5
$3.42
$4.82
$4.54
$4.78
$4.05
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
G&A Expenses before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/BBL)

Foreign Exchange Gains and Losses

For the three and nine months ended September 30, 2024, we had a $3.1 million and $8.3 million gain on foreign exchange compared to a $1.7 million and $8.1 million loss on foreign exchange in the corresponding periods of 2023, respectively, and a $4.4 million gain on foreign exchange in the prior quarter. Accounts payable, taxes receivable and payable and deferred income taxes are considered monetary items and require translation from local currencies to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange gains and losses in the periods.

Foreign exchange
$7.5
$5.0
$2.5
$—
$(2.5)
$(5.0)
$(7.5)
$ Millions
4,200
4,100
4,000
3,900
3,800
3,700
COP to USD
4,054
3,822
3,842
4,148
4,164
$1.7
$3.7
$(0.8)
$(4.4)
$(3.1)
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Foreign exchange loss (gain)
COP to USD Exchange Rate

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Change in the U.S. dollar against the Colombian peso	comparable	weakened by	strengthened by	weakened by
	—%	3%	9%	16%
Change in the U.S. dollar against the Canadian dollar	weakened by	strengthened by	strengthened by	comparable
	1%	2%	2%	—%

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2024	2023	2024	2023
Income before income tax	$21,900	$46,860	$66,516	$92,950

Current income tax expense	$15,217	$26,343	$61,422	$63,706
Deferred income tax (recovery) expense	5,550	13,990	(32,332)	43,242
Income tax expense	$20,767	$40,333	$29,090	$106,948

Effective tax rate	95%	86%	44%	115%

Current income tax expense was $61.4 million for the nine months ended September 30, 2024, compared to $63.7 million in the corresponding period of 2023, due to lower taxable income in Colombia, partially offset by additional current tax expense related to a tax planning strategy.

The deferred income tax for the nine months ended September 30, 2024, was a recovery of $32.3 million primarily as a result of the recognition of additional tax losses resulting from a tax planning strategy, which were partially offset by depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

For the nine months ended September 30, 2024, the difference between the effective tax rate of 44% and the 50% Colombian tax rate was primarily due to a lower impact of foreign taxes, 2022 true-up related to tax planning strategy and non-taxable foreign exchange adjustments. These were partially offset by an increase in valuation allowance, other permanent differences, non-deductible stock-based compensation and non-deductible royalties in Colombia.

We strategically revised our 2022 tax return to use our tax receivables balance to offset current tax liabilities, rather than applying net operating loss carryforwards. This decision was driven by the expectation of higher future tax rates and increased profitability. As a result, there was an increase in current tax expense, which was offset by long-term tax receivables, ensuring no impact on cash flows. This approach preserved our net operating loss carryforwards for future periods, providing greater tax benefits and flexibility in recovering tax receivables, while strengthening our equity position.

For the nine months ended September 30, 2023, the difference between the effective tax rate of 115% and the 50% Colombian tax rate was primarily due to an increase in non-deductible foreign exchange adjustments, the impact of foreign taxes, non-deductible royalties in Colombia and non-deductible stock-based compensation. These were partially offset by a decrease in valuation allowance.

The deferred income tax expense for the nine months ended September 30, 2023, was $43.2 million, primarily as a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

Net (Loss) Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Three Months Ended September 30, 2024, Compared with Three Months Ended June 30, 2024	% change	Three Months Ended September 30, 2024, Compared with Three Months Ended September 30, 2023	% change	Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023	% change
Net income (loss) for the comparative period	$36,371		$6,527		$(13,998)
Increase (decrease) due to:
Sales price	(17,872)		(22,199)		3,770
Sales volumes	3,636		(6,349)		(11,224)
Expenses:
Operating	975		3,307		(2,334)
Transportation	1,779		(69)		(3,586)
Cash G&A	1,476		(1,184)		(2,188)
Net lease payments	129		(360)		(946)
Interest, excluding amortization of deferred financing fees	(1,145)		(4,874)		(12,916)
Realized foreign exchange	(87)		2,986		16,582
Transaction costs	(1,459)		(1,459)		(1,459)
Current taxes	27,072		11,126		2,284
Interest income	(333)		413		707
Net change in funds flow from operations(1) from comparative period	14,171		(18,662)		(11,310)
Expenses:
Depletion, depreciation and accretion	(83)		(554)		(3,789)
Deferred tax	(56,911)		8,440		75,574
Amortization of deferred financing fees	(349)		(1,515)		(5,781)
Stock-based compensation	9,305		5,076		(2,628)
Unrealized foreign exchange	(1,242)		1,815		(144)
Other gain	—		(354)		(1,444)
Net lease payments	(129)		360		946
Net change in net income (loss)	(35,238)		(5,394)		51,424
Net income for the current period	$1,133	97%	$1,133	83%	$37,426	367%
(1) Funds flow from operations is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in "Financial and Operational Highlights" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended September 30, 2024, were $52.9 million.

(Millions of U.S. Dollars)	Colombia	Ecuador	Total
Exploration:
Drilling and Completions	$—	$21.5	$21.5
Civil Works	—	4.5	4.5
Other	3.0	3.5	6.5
Total Exploration	$3.0	$29.5	$32.5
Development:
Drilling and Completions	$1.3	$—	$1.3
Facilities	4.0	4.1	8.1
Civil Works	2.4	—	2.4
Other	8.6	—	8.6
Total Development	$16.3	$4.1	$20.4
Total Company	$19.3	$33.6	$52.9

During the three months ended September 30, 2024, we commenced drilling the following wells in Colombia and Ecuador:

Number of wells (Gross and Net)
Ecuador
Exploration	3
Total Company	3

During the three months ended September 30, 2024, we spud three exploration wells in Ecuador, two of which were producing and one was in-progress as at September 30, 2024. No wells were drilled in Colombia.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	September 30, 2024	% Change	December 31, 2023
Cash and Cash Equivalents	$277,645	347	$62,146

Credit Facility	$—	(100)	$36,364

6.25% Senior Notes due 2025	$24,828	—	$24,828

7.75% Senior Notes due 2027	$24,201	—	$24,201

9.50% Senior Notes due 2029	$737,590	51	$487,590

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

On August 19, 2024, we entered into a credit facility agreement (“Loan Facility”) with a market leader in the global commodities industry to fund the cash consideration payable to i3 Energy’s shareholders in connection with the acquisition of i3 Energy and associated costs (Note 12). The Loan Facility has a borrowing base of £80.0 million (US$107.0 million) and bears interest based on a three-month secured overnight financing rate posted by the Federal Reserve Bank of New York plus a margin of 3.00% per annum for the first three months after the initial drawdown and 6.00% per annum thereafter. The Loan Facility is subject to a commitment fee equal to the higher of $0.5 million and 0.5% of the borrowing base converted to US dollars using the agreed upon GBP to USD foreign exchange rate at the time of initial drawdown date. The commitment fee is payable on the earlier of the date of the initial drawdown and the three months after signing date of the Loan Facility. The undrawn amounts under the Loan Facility bear interest at 0.5% per annum, based on the available amount. The Loan Facility was terminated on October 31, 2024.

As of September 30, 2024, there was no outstanding balance under the Loan Facility.

On February 6, 2024 and September 18, 2024, we issued additional $100.0 million and $150.0 million of 9.50% Senior Notes due October 2029 (the “new 9.50% Senior Notes”), and received cash proceeds of $88.0 million and $139.8 million, respectively. The new 9.50% Senior Notes have the same terms and provisions as the previously issued $487.6 million 9.50% Senior Notes except for the issue price. $100.0 million of new 9.50% Senior Notes accrue interest from October 20, 2023, the date of issuance of previously issued 9.50% Senior Notes and $150.0 million of new 9.50% Senior Notes accrue interest from April 15, 2024, the date of last interest payment. We received a cash payment of $2.8 million and $6.1 million related to the accrued interest of the $100.0 million and $150.0 million of new 9.50% Senior Notes, respectively.

At September 30, 2024, we had a $24.8 million aggregate principal amount of 6.25% Senior Notes due 2025, $24.2 million aggregate principal amount of 7.75% Senior Notes due 2027, and $737.6 million aggregate principal amount of 9.50% Senior Notes due 2029, outstanding.

During the year ended December 31, 2023, we implemented a share re-purchase program (the “2023 Program”), which expired on November 2, 2024, through the facilities of the Toronto Stock Exchange (“TSX”), the NYSE American and eligible alternative trading platforms in Canada or United States. Under the 2023 Program, we were able to re-purchase at prevailing market prices up to 3,234,914 shares of Common Stock, representing approximately 10% of the public float as of October 20, 2023. Re-purchases are subject to prevailing market conditions, the trading price of our Common Stock, our financial performance and other conditions.

During the three and nine months ended September 30, 2024, we re-purchased 371,130 and 1,662,110 shares at a weighted average price of $9.37 and $7.31 per share (three and nine months ended September 30, 2023 - nil and 1,328,650 shares under the 2022 program at a weighted average price of nil and $8.15 per share), respectively. We cancelled 28,612 held as treasury shares as at December 31, 2023 and cancelled 371,130 and 1,662,110 shares re-purchased during the three and nine months ended September 30, 2024, respectively. During the period from November 3, 2023 to September 30, 2024, we have re-purchased 2,703,914 shares under the 2023 Program.

On October 31, 2024, we acquired all of the issued and outstanding common shares of i3 Energy for $225.4 million, consisting of cash consideration of $168.9 million, a cash dividend of $4.2 million and approximately 6.0 million shares of Gran Tierra’s Common Stock, the fair value of which was determined to be $52.3 million based on the closing price of the Company’s shares on the acquisition date. i3 Energy is an oil and gas exploration and production company, incorporated in England and Wales with production assets located in the Western Canadian Sedimentary basin. The acquisition was accounted for as a business combination using the acquisition method. During the three and nine months ended September 30, 2024, we incurred approximately $1.5 million in transaction costs associated with the acquisition of i3 Energy.

In connection with i3 Energy acquisition closing on October 31, 2024, we amended and restated the existing revolving credit facility agreement of i3 Energy Canada Ltd. (“i3 Energy Canada”) with National Bank of Canada dated March 22, 2024. As a result of the amendment and restatement, among other things, the borrowing base was revised to C$100.0 million (US$74.1 million) with available commitment of a C$50.0 million (US$37.0 million) revolving credit facility comprised of C$35.0 million (US$25.9 million) syndicated facility and C$15.0 million (US$11.1 million) of operating facility. Subject to the next borrowing base redetermination which will occur on or before June 30, 2025, the revolving credit facility is available until October 31, 2025 with a repayment date of October 31, 2026, which may be extended by further periods of up to 364 days, subject to lender approval. The drawn down amounts under the revolving credit facility can either be in Canadian or U.S. dollars and bear interest rates equal to either the Canadian prime rate or U.S. Base Rate plus a margin ranging from 2.00% to 4.00% per annum or for CORRA loans and SOFR loans plus a margin ranging from 3.00% to 5.00% per annum. Undrawn amounts under the revolving credit facility bear standby fee ranging from 0.75% to 1.25% per annum. In each case, the margin or standby fee, as applicable is based on Net Debt to EBITDA ratio of Gran Tierra Canada Ltd.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents and restricted cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2024	2023
Sources of cash and cash equivalents:
Net income (loss)	$37,426	$(13,998)
Adjustments to reconcile net income (loss) to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	167,213	163,424
Interest expense	56,714	38,017
Income tax expense	29,090	106,948
Non-cash lease expenses	4,164	3,488
Lease payments	(3,540)	(1,918)
Foreign exchange (gain) loss	(8,312)	8,126
Stock-based compensation expense	6,376	3,748
Transaction costs	1,459	—
Other gain	—	(1,444)
Adjusted EBITDA(1)	290,590	306,391
Current income tax expense	(61,422)	(63,706)
Contractual interest and other financing expenses	(47,539)	(34,623)
Transaction costs	(1,459)	—
Realized foreign exchange gain (loss)	642	(15,940)
Funds flow from operations(1)	180,812	192,122
Proceeds from issuance of Senior Notes, net of issuance costs	222,528	—
Proceeds from exercise of stock options	367	8
Proceeds from debt, net of issuance costs	—	48,125
Foreign exchange gain on cash and cash equivalents and restricted cash and cash equivalents	986	5,897
Net changes in assets and liabilities from operating activities	32,164	—
Changes in non-cash investing working capital	5,702	—
	442,559	246,152
Uses of cash and cash equivalents:
Additions to property, plant and equipment	(169,525)	(179,707)
Net changes in assets and liabilities from operating activities	—	(34,235)
Changes in non-cash investing working capital	—	(11,051)
Repayment of debt	(36,364)	—
Purchase of Senior Notes	—	(6,805)
Re-purchase of shares of Common Stock	(12,144)	(10,825)
Settlement of asset retirement obligations	(262)	(376)
Lease payments	(9,422)	(5,101)
	(227,717)	(248,100)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$214,842	$(1,948)

(1) Adjusted EBITDA and funds flow from operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices. Sales volume changes, costs related to operations and debt transactions also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes. During the three months ended September 30, 2024, funds flow from operations decreased by 24% compared to the corresponding period of 2023, due to a decrease in Brent price, higher quality and transportation discounts, lower sales volumes and higher interest expense, partially offset by lower operating expenses and lower current income tax expense. Funds flow from operations for the nine months ended September 30, 2024, decreased by 6%, compared to the corresponding period of 2023, primarily due to lower sales volumes, higher operating costs and higher interest expense, partially offset by lower quality and transportation discounts and lower current income tax expense.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We may fail to successfully integrate the assets and operations of i3 Energy or realize the anticipated benefits and operating synergies expected from the acquisition of i3 Energy, which could adversely affect our business, financial condition and operating results.

The success of our acquisition of i3 Energy will depend, in significant part, on our ability to successfully integrate i3 Energy and realize the anticipated strategic benefits and synergies from the acquisition. The combination of independent businesses is complex, costly and time consuming, and we have devoted, and will continue to devote, significant management attention and resources to integrating the respective business practices and operations of the companies. Further, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the acquisition within a reasonable time, our business, financial condition and operating results may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-31, 2024	300,418	$9.71	300,418	601,712
August 1-31, 2024	70,712	$7.93	70,712	531,000
September 1-30, 2024	—	$—	—	531,000
Total	371,130	$9.37	371,130	531,000

(1) Including commission fees paid to the broker to re-purchase the shares of Common Stock.

(2) On October 20, 2023, we implemented a share re-purchase program (the “2023 Program”) through the facilities of the TSX, the NYSE American and eligible alternative trading platforms in Canada or United States. Under the 2023 Program, the Company is able to purchase at prevailing market prices up to 3,234,914 shares of Common Stock, representing approximately 10% of the public float as of October 20, 2023. The 2023 Program expired on November 2, 2024.

Item 5. Other Information

a) On October 31, 2024, we acquired all of the issued and outstanding common shares of i3 Energy for $225.4 million, consisting of cash consideration of $168.9 million, a cash dividend of $4.2 million and approximately 6.0 million shares of Gran Tierra’s Common Stock, the fair value of which was determined to be $52.3 million based on the closing price of the Company’s shares on the acquisition date. i3 Energy is an oil and gas exploration and production company, incorporated in England and Wales with production assets located in the Western Canadian Sedimentary basin. The acquisition was accounted for as a business combination using the acquisition method. During the three and nine months ended September 30, 2024, we incurred approximately $1.5 million in transaction costs associated with the acquisition of i3 Energy.

b) In connection with i3 Energy acquisition closing on October 31, 2024, we amended and restated the existing revolving credit facility agreement of i3 Energy Canada Ltd. (“i3 Energy Canada”) with National Bank of Canada dated March 22, 2024. As a result of the amendment and restatement, among other things, the borrowing base was revised to C$100.0 million (US$74.1 million) with available commitment of a C$50.0 million (US$37.0 million) revolving credit facility comprised of C$35.0 million (US$25.9 million) syndicated facility and C$15.0 million (US$11.1 million) of operating facility. Subject to the next borrowing base redetermination which will occur on or before June 30, 2025, the revolving credit facility is available until October 31, 2025 with a repayment date of October 31, 2026, which may be extended by further periods of up to 364 days, subject to lender approval. The drawn down amounts under the revolving credit facility can either be in Canadian or U.S. dollars and bear interest rates equal to either the Canadian prime rate or U.S. Base Rate plus a margin ranging from 2.00% to 4.00% per annum or for CORRA loans and SOFR loans plus a margin ranging from 3.00% to 5.00% per annum. Undrawn amounts under the revolving credit facility bear standby fee ranging from 0.75% to 1.25% per annum. In each case, the margin or standby fee, as applicable is based on Net Debt to EBITDA ratio of Gran Tierra Canada Ltd.

The foregoing description of the Credit Agreement is not complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

c) During the three months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description	Reference
2.1	Rule 2.7 Announcement.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 20, 2024 (SEC File No. 001-34018).

2.2	Cooperation Agreement, dated August 19, 2024, between Gran Tierra Energy Inc. and i3 Energy Plc.	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on August 20, 2024 (SEC File No. 001-34018).

3.1	Certificate of Incorporation.	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.2	Certificate of Amendment to Certificate of Incorporation of Gran Tierra Energy Inc., effective May 5, 2023	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 5, 2023 (SEC File No. 001-34018).

3.3	Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

3.4	Amendment No.1 to Bylaws of Gran Tierra Energy Inc.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2021 (SEC File No. 001-34018).

10.1	Form of Deed of Irrevocable Undertaking.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 20, 2024 (SEC File No. 001-34018).

10.2	Term Loan Facility Agreement, dated as of August 19, 2024, between Gran Tierra Energy Inc., as borrower, and Trafigura PTE Ltd., as lender.	Filed herewith.

10.3*†
Amended and Restated Credit Agreement, dated as of October 31, 2024, between i3 Energy Canada Ltd., as borrower, the lenders party thereto, and National Bank of Canada, as administrative agent, and National Bank Financial Markets, as lead arranger.
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Certain schedules or appendices to this agreement or form have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or appendix will be furnished supplementally to the SEC upon request.
† Certain confidential information contained in this agreement has been omitted because it is both (i) not material and (ii) the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: November 4, 2024	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2024	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)