Form 10-Q
period 2025-09-30
GRAN TIERRA ENERGY INC.
filed 2025-10-31
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025

or

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

On October 28, 2025, 35,295,753 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2025

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity and financial condition and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “should”, “outlook” or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to successfully integrate the assets and operations of i3 Energy Plc (“i3Energy”) and realize the anticipated benefits and operating synergies expected from the 2024 acquisition of i3 Energy; certain of our operations are located in South America and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events; global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and natural gas, including inflation and changes resulting from actual or anticipated tariffs and trade policies, global health crises, geopolitical events, including the ongoing conflicts in Ukraine and the Middle East, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a prolonged decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predict, which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute our business plan, which may include acquisitions and realize expected benefits from current or future initiatives; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability to access debt or equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt; our ability to comply with financial covenants in our indentures and make borrowings under our credit agreement; and those factors set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2024 Annual Report on Form 10-K (the “2024 Annual Report on Form 10-K”). This information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and, except as otherwise required by the securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except for Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OIL, NATURAL GAS AND NGL SALES (Note 9)	$149,254	$151,373	$466,784	$474,559

EXPENSES
Operating	68,379	46,060	191,588	141,561
Transportation	4,297	3,911	13,342	14,185
Export tax	2,630	—	2,630	—
Depletion, depreciation and accretion (Note 6)	64,981	55,573	205,818	167,213
General and administrative	13,596	6,346	40,228	37,616
Transaction costs	—	1,459	—	1,459
Foreign exchange loss (gain)	284	(3,084)	7,838	(8,312)
Derivative instruments loss (gain) (Note 12)	2,066	—	(10,499)	—
Interest expense (Note 7)	25,447	19,892	73,048	56,714
	181,680	130,157	523,993	410,436

INTEREST INCOME	197	684	873	2,393
OTHER INCOME	1,003	—	1,290	—
(LOSS) INCOME BEFORE INCOME TAXES	(31,226)	21,900	(55,046)	66,516

INCOME TAX EXPENSE (RECOVERY)
Current (Note 10)	4,022	15,217	14,482	61,422
Deferred (Note 10)	(15,298)	5,550	(17,557)	(32,332)
	(11,276)	20,767	(3,075)	29,090
NET (LOSS) INCOME	$(19,950)	$1,133	$(51,971)	$37,426

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(4,108)	—	5,666	—
NET AND COMPREHENSIVE (LOSS) INCOME	$(24,058)	$1,133	$(46,305)	$37,426

NET (LOSS) INCOME PER SHARE
- BASIC and DILUTED	$(0.57)	$0.04	$(1.47)	$1.20
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC and DILUTED (Note 8)	35,291,099	30,732,807	35,465,938	31,273,861

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except for Share Amounts)

	As at September 30, 2025	As at December 31, 2024

ASSETS
Current Assets
Cash and cash equivalents (Note 13)	$49,089	$103,379
Accounts receivable	32,919	35,480
Inventory	37,542	43,116
Taxes receivable (Note 5)	31,162	18,095
Other current assets (Note 12 and 13)	15,939	11,201
Total Current Assets	166,651	211,271

Oil and Gas Properties
Proved	1,284,859	1,260,578
Unproved	124,471	119,520
Total Oil and Gas Properties	1,409,330	1,380,098
Other capital assets	31,107	43,033
Total Property, Plant and Equipment (Note 6)	1,440,437	1,423,131

Other Long-Term Assets
Deferred tax assets	37,574	11,718
Taxes receivable long-term (Note 5)	1,841	1,629
Other long-term assets (Note 12 and 13)	9,306	7,038
Total Other Long-Term Assets	48,721	20,385
Total Assets	$1,655,809	$1,654,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$293,576	$273,103
Current portion of long-term debt (Note 7 and 12)	—	24,807
Taxes payable (Note 5)	9,127	13,970
Equity compensation award liability (Note 8)	6,656	10,568
Total Current Liabilities	309,359	322,448

Long-Term Liabilities
Long-term debt (Note 7 and 12)	761,829	722,123
Deferred tax liabilities	83,180	64,114
Asset retirement obligation	113,501	105,936
Equity compensation award liability (Note 8)	11,499	17,456
Other long-term liabilities	10,484	9,142
Total Long-Term Liabilities	980,493	918,771

Contingencies (Note 11)

Shareholders' Equity
Common Stock (35,295,753 and 36,460,141 issued shares and 35,295,753 and 35,972,193 outstanding shares of Common Stock as at September 30, 2025 and December 31, 2024, respectively, par value $0.001 per share), (Note 8)	9,939	9,940
Additional paid-in capital	1,268,873	1,273,343
Treasury Stock (Note 8)	—	(3,165)
Accumulated other comprehensive loss	(1,070)	(6,736)
Deficit	(911,785)	(859,814)
Total Shareholders’ Equity	365,957	413,568
Total Liabilities and Shareholders’ Equity	$1,655,809	$1,654,787
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net (loss) income	$(51,971)	$37,426
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 6)	205,818	167,213
Deferred tax recovery (Note 10)	(17,557)	(32,332)
Stock-based compensation expense (Note 8)	172	6,376
Amortization of debt issuance costs (Note 7)	12,184	9,175
Unrealized foreign exchange loss (gain)	2,936	(7,670)
Unrealized derivative instruments gain	(964)	—
Cash settlement of asset retirement obligation	(4,746)	(262)
Non-cash lease expenses	4,648	4,164
Lease payments	(4,686)	(3,540)
Other loss	355	—
Net change in assets and liabilities from operating activities (Note 13)	9,867	32,164
Net cash provided by operating activities	156,056	212,714

Investing Activities
Additions to property, plant and equipment (Note 6 and 13)	(218,155)	(163,823)
Proceeds from disposition of property, plant and equipment (Note 6)	7,500	—
Net cash used in investing activities	(210,655)	(163,823)

Financing Activities
Proceeds from issuance of Senior Notes, net of issuance costs (Note 7)	—	222,528
Proceeds from long-term debt, net of issuance costs (Note 7)	48,921	—
Repayment of long-term debt (Note 7)	(7,743)	—
Repayment of Senior Notes (Note 7)	(24,828)	(36,364)
Purchase of Senior Notes (Note 7)	(1,712)	—
Re-purchase of shares of Common Stock (Note 8)	(3,466)	(12,144)
Proceeds from exercise of stock options	40	367
Lease payments	(8,473)	(9,422)
Net cash provided by financing activities	2,739	164,965

Foreign exchange (loss) gain on cash, cash equivalents and restricted cash and cash equivalents	(1,299)	986

Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(53,159)	214,842
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period (Note 13)	111,337	71,038
Cash and cash equivalents and restricted cash and cash equivalents, end of period (Note 13)	$58,178	$285,880

Supplemental cash flow disclosures (Note 13)
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share Capital
Balance, beginning of period	$9,939	$9,935	$9,940	$9,936
Cancellation of shares of Common Stock (Note 8)	—	(1)	(1)	(2)
Balance, end of period	$9,939	$9,934	$9,939	$9,934

Additional Paid-in Capital
Balance, beginning of period	$1,268,654	$1,237,844	$1,273,343	$1,249,651
Exercise of stock options	18	—	40	367
Stock-based compensation (Note 8)	201	2,312	2,119	2,883
Modification of stock options (Note 8)	—	—	—	(4,057)
Cancellation of shares of Common Stock (Note 8)	—	(3,617)	(6,629)	(12,305)
Balance, end of period	$1,268,873	$1,236,539	$1,268,873	$1,236,539

Treasury Stock
Balance, beginning of period	$—	$(141)	$(3,165)	$(163)
Re-purchase of shares of Common Stock (Note 8)	—	(3,477)	(3,465)	(12,144)
Cancellation of shares of Common Stock (Note 8)	—	3,618	6,630	12,307
Balance, end of period	$—	$—	$—	$—

Accumulated and other comprehensive income (loss)
Balance, beginning of period	$3,038	$—	$(6,736)	$—
Other comprehensive (loss) income	(4,108)	—	5,666	—
Balance, end of period	$(1,070)	$—	$(1,070)	$—

Deficit
Balance, beginning of period	$(891,835)	$(826,737)	$(859,814)	$(863,030)
Net (loss) income	(19,950)	1,133	(51,971)	37,426
Balance, end of period	$(911,785)	$(825,604)	$(911,785)	$(825,604)

Total Shareholders’ Equity	$365,957	$420,869	$365,957	$420,869

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

Recently Issued Accounting Pronouncements

In November 2024 and January 2025, FASB issued ASU 2024-03 and ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”. The amendments in ASU 2024-03 require disclosure, in the notes to financial statements, of specified information about certain costs and expenses recognized as part of oil-and natural gas-producing activities included in each relevant expense caption on the face of statement of operations. In addition, this ASU requires the presentation of specific expense captions of comprehensive income on the face of the statements of operations. ASU 2025-01 clarifies the effective date of ASU 2024-03 to be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. The Company is currently assessing the impact of that update will have on its financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses: Amendments to the Measurement of Credit Losses on Certain Financial Assets”. This ASU provides a practical expedient for estimating expected credit losses on certain short-term receivables and contract assets arising from revenue transactions within the scope of ASC 606. Under the practical expedient, all entities may elect to assume that current conditions as of the balance sheet date would not change for the remaining life of the asset when developing reasonable and supportable forecasts. The ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, early adoption is permitted for both interim and annual reporting periods. The Company is currently assessing the impact of that update will have on its financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”. ASU 2023-09 enhances the income tax disclosures to enable investors to better understand an entity’s exposure to potential changes in jurisdictional tax legislation and associated risks and opportunities, income tax information that effects cash flow forecasts and potential opportunities to increase future cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. The Company adopted ASU 2023-09 effective January 1, 2025. The implementation of this update does not impact quarterly income tax disclosures and is not expected to have material impact on annual income tax disclosures.

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

Management is continuing to review and assess information to accurately determine the acquisition date fair value of the proved oil and natural gas properties and deferred tax assets and liabilities acquired. As at September 30, 2025, there were no changes to initial measurement of fair value of the proved oil and natural gas properties and deferred tax assets and liabilities acquired.

Pro Forma Results (unaudited)

Pro forma for the three and nine months ended September 30, 2024 are shown below, as if the i3 Energy acquisition had occurred on January 1, 2024. Pro forma results are not indicative of actual results or future performance:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Unaudited, thousands of U.S. Dollars)	2024	2024
Oil, natural gas and NGL sales	$180,598	$580,099
Net income	$3,852	$50,911

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

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended September 30, 2025
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$101,999	$20,605	$26,650	$—	$149,254
Operating expenses	44,819	9,157	14,403	—	68,379
Transportation expenses	2,902	1,070	325	—	4,297
Segmented earnings	$54,278	$10,378	$11,922	$—	$76,578

Export tax					2,630
DD&A expenses					64,981
General and administrative expenses					13,596
Foreign exchange loss					284
Derivative instruments loss					2,066
Interest expense					25,447
Non-segmented expenses					109,004

Interest income					197
Other income					1,003
Loss before income taxes					(31,226)
Income tax expense					(11,276)
Net loss					$(19,950)

Segment capital expenditures	$50,323	$10,546	$3,250	$65	$64,184

	Nine Months Ended September 30, 2025
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$329,339	$50,123	$87,322	$—	$466,784
Operating expenses	126,005	21,352	44,231	—	191,588
Transportation expenses	9,848	2,604	890	—	13,342
Segmented earnings	$193,486	$26,167	$42,201	$—	$261,854

Export tax					2,630
DD&A expenses					205,818
General and administrative expenses					40,228
Foreign exchange loss					7,838
Derivative instruments gain					(10,499)
Interest expense					73,048
Non-segmented expenses					319,063

Interest income					873
Other income					1,290
Loss before income taxes					(55,046)
Income tax expense					(3,075)
Net loss					$(51,971)

Segment capital expenditures	$110,741	$56,133	$50,786	$495	$218,155

	Three Months Ended September 30, 2024
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$143,128	$8,245	$—	$—	$151,373
Operating expenses	42,250	3,810	—	—	46,060
Transportation expenses	3,445	466	—	—	3,911
Segmented earnings	$97,433	$3,969	$—	$—	$101,402

DD&A expenses					55,573
General and administrative expenses					6,346
Transaction costs					1,459
Foreign exchange gain					(3,084)
Interest expense					19,892
Non-segmented expenses					80,186

Interest income					684
Income before income taxes					21,900
Income tax expense					20,767
Net income					$1,133

Segment capital expenditures	$54,124	$(4,430)	$—	$85	$49,779

	Nine Months Ended September 30, 2024
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$456,172	$18,387	$—	$—	$474,559
Operating expenses	132,643	8,918	—	—	141,561
Transportation expenses	13,187	998	—	—	14,185
Segmented earnings	$310,342	$8,471	$—	$—	$318,813

DD&A expenses					167,213
General and administrative expenses					37,616
Transaction costs					1,459
Foreign exchange gain					(8,312)
Interest expense					56,714
Non-segmented expenses					254,690

Interest income					2,393
Income before income taxes					66,516
Income tax expense					29,090
Net income					$37,426

Segment capital expenditures	$119,000	$44,271	$—	$552	$163,823

	As at September 30, 2025
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Property, plant and equipment	$996,434	$168,179	$267,590	$8,234	$1,440,437
All other assets	121,405	13,093	24,095	56,779	215,372
Total Assets	$1,117,839	$181,272	$291,685	$65,013	$1,655,809

	As at December 31, 2024
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Property, plant and equipment	$1,022,808	$143,034	$247,512	$9,777	$1,423,131
All other assets	99,100	27,942	62,541	42,073	231,656
Total Assets	$1,121,908	$170,976	$310,053	$51,850	$1,654,787

5. Taxes Receivable and Payable

The table below shows the break-down of taxes receivable, which are comprised of value added tax (“VAT”) and income tax receivables and payables:

(Thousands of U.S. Dollars)	As at September 30, 2025	As at December 31, 2024
Taxes Receivable
Current
VAT Receivable	$1,376	$657
Income Tax Receivable	29,786	17,438
	$31,162	$18,095
Long-Term
Income Tax Receivable	$1,841	$1,629

Taxes Payable
Current
VAT Payable	$(3,173)	$(7,640)
Income Tax Payable	(5,954)	(6,330)
	$(9,127)	$(13,970)
Total Net Taxes Receivable	$23,876	$5,754

The following table shows the movement of VAT and income tax receivables and payables for the period:

(Thousands of U.S. Dollars)	VAT Receivable/(Payable)(1)	Income Tax Receivable	Total Net Taxes Receivable
Balance, as at December 31, 2024	$(6,983)	$12,737	$5,754
Collected through direct government refunds	(734)	(256)	(990)
Collected through sales contracts	(70,572)	—	(70,572)
Taxes paid	76,120	4,031	80,151
Withholding taxes paid	—	19,934	19,934
Current tax expense	—	(14,482)	(14,482)
Foreign exchange gain	372	3,709	4,081
Balance, as at September 30, 2025	$(1,797)	$25,673	$23,876
(1) VAT is paid on certain goods and services and collected on sales in Colombia at a rate of 19%.

6. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at September 30, 2025	As at December 31, 2024
Oil and natural gas properties
Proved	$5,508,751	$5,298,085
Unproved	124,471	119,520
	5,633,222	5,417,605
Other (1)	63,137	97,795
	5,696,359	5,515,400
Accumulated depletion, depreciation and impairment	(4,255,922)	(4,092,269)
	$1,440,437	$1,423,131
(1) The “other” category includes right-of-use assets for operating and finance leases of $50.7 million, which had a net book value of $21.2 million as at September 30, 2025 (December 31, 2024 - $70.1 million, which had a net book value of $35.1 million).

During the three months ended September 30, 2025, the Company entered into one operating lease contract related to a motor vehicle and one finance lease contract related to power generation equipment and capitalized $0.1 million and $1.4 million, respectively, right-of-use assets in relation to these contracts. The Company also derecognized a lease related to power generation following an early termination by reducing net book value of right-of-use asset of $9.8 million and lease liability of $10.2 million.

During the nine months ended September 30, 2025, the Company entered into one operating lease contract related to a motor vehicle and two finance lease contracts related to power generation equipment and capitalized $0.1 million and $8.0 million, respectively, right-of-use assets in relation to these contracts.

On September 8, 2025, the Company, through its wholly owned subsidiary, Gran Tierra UK Limited, a United Kingdom limited company, closed the sale agreement for its wholly owned subsidiary, Gran Tierra North Sea Limited (“GTNSL”) for total consideration of $7.5 million. The disposal of GTNSL did not result in any gain or loss on disposition.

For the three and nine months ended September 30, 2025 and 2024, the Company had no ceiling test impairment losses. The Company used a 12-month unweighted average of the first-day-of the month prices prior to the ending date of the period ended September 30, 2025 as follows: Brent Crude $71.61 per boe, Edmonton Light Crude of C$89.65 per boe, Alberta AECO spot price of C$1.70 per “MMBtu” Edmonton Propane C$34.71 per boe, Edmonton Butane C$43.07 per boe and Edmonton Condensate C$93.35, and for the nine months ended September 30, 2024 Brent Crude of $82.10 per boe.

On July 31, 2025, the Company, through its indirect wholly owned subsidiaries, Gran Tierra Energy Ecuador 1 GmbH and Gran Tierra Energy Ecuador 2 GmbH, entered into definitive agreements to acquire all of GeoPark Ecuador S.A.’s and Frontera Energy Colombia Corp Sucursal Ecuador’s interests in the Perico and Espejo Blocks (the “Blocks”) and their associated Consortiums (the “Consortiums”). The aggregate purchase price for the Blocks and Consortiums is $15.5 million, subject to customary working capital adjustments as of the effective date of January 1, 2025. The agreement includes an additional contingent consideration of $1.5 million, payable upon the Perico Block achieving cumulative gross production of two million barrels starting from January 1, 2025. The acquisitions are expected to close upon satisfaction of customary closing conditions, including the receipt of regulatory approvals for closing and operations takeover from the Ministry of Energy of Ecuador. Closing is anticipated no earlier than the fourth quarter of 2025.

7. Debt and Debt Issuance Costs

The Company’s debt as at September 30, 2025, and December 31, 2024, was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2025	As at December 31, 2024
Current
6.25% Senior Notes, due February 2025 (“6.25% Senior Notes”)	$—	$24,828
Unamortized debt issuance costs	—	(21)
	$—	$24,807

Long-Term
Credit Facility - Canada	$19,934	$—
Credit Facility - Colombia	24,500	—
7.75% Senior Notes, due May 2027 (“7.75% Senior Notes”)	24,201	24,201
9.50% Senior Notes, due October 2029 (“9.50% Senior Notes”)	735,790	737,590
Unamortized Senior Notes discount	(33,568)	(41,918)
Unamortized debt issuance costs	(16,604)	(18,075)
	754,253	701,798
Long-term lease obligation (1)	7,576	20,325
	$761,829	$722,123
Total Debt	$761,829	$746,930
(1) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $11.8 million as at September 30, 2025 (December 31, 2024 - $15.3 million).

Credit Facility - Canada

The Company, through its wholly owned subsidiary Gran Tierra Canada Ltd., has a revolving credit facility with National Bank of Canada dated March 22, 2024 with a borrowing base of C$100.0 million (US$71.8 million as of September 30, 2025) and the available commitment of a C$50.0 million (US$35.9 million as of September 30, 2025) revolving credit facility comprised of C$35.0 million (US$25.1 million as of September 30, 2025) syndicated facility and C$15.0 million (US$10.8 million as of September 30, 2025) of operating facility. The drawn down amounts under the revolving credit facility can either be in Canadian or U.S. dollars and bear interest rates equal to either the Canadian prime rate or U.S. Base Rate plus a margin ranging from 2.00% to 4.00% per annum or for CORRA loans and SOFR loans plus a margin ranging from 3.00% to 5.00% per annum. Undrawn amounts under the revolving credit facility bear standby fee ranging from 0.75% to 1.25% per annum. In each case, the margin or standby fee, as applicable is based on Net Debt to EBITDA ratio of Gran Tierra Canada Ltd. As of September 30, 2025, the outstanding balance under the facility was C$27.7 million (US$19.9 million) and the weighted-average interest rate on borrowings during the three and nine months ended September 30, 2025 was 6.64% and 6.48% respectively. On July 22, 2025, the borrowing base was redetermined by National Bank of Canada at C$100.0 million, of which available commitment is C$50.0 million.

On October 30, 2025, the existing revolving credit facility was amended to increase available commitment amount from C$50.0 million (US$35.9 million as of September 30, 2025) to C$75.0 million (US$53.9 million as of September 30, 2025) and extend the term to a two-year maturing October 30, 2027. The borrowing base was maintained at C$100.0 million.

Credit Facility - Colombia

On April 16, 2025, the Company, through its wholly owned subsidiary, Gran Tierra Energy Colombia GmbH, a Swiss limited liability company, entered into a $75.0 million reserve-based lending facility (the “RBL Facility”). Any loans incurred under the reserve-based landing facility will mature on April 16, 2028. The availability of borrowings under the RBL Facility is subject to an annual borrowing base determination which will occur on or before May 1 of each year. The RBL Facility will bear interest at a rate per annum equal to, at Company’s option, either (a) a customary base rate (subject to a floor of 1.00%) plus an applicable margin of 4.5% or (b) a term secured overnight finance rate (“SOFR”) reference rate plus an applicable margin of 4.5%. Interest on base rate borrowings is payable quarterly in arrears and interest on term SOFR borrowings accrues in respect of interest periods of three or six months, at the election of the Company, and is payable on the last day of such interest period. The facility also includes a commitment fee of 1.58% per annum on undrawn amounts.

On October 23, 2025, the existing RBL facility was amended (“ the Amended RBL Facility”) to reduce the borrowing base to $60.0 million and revised certain related terms, including provisions governing borrowings, hedging obligations, and borrowing base redetermination. Under the terms of Amended RBL Facility, the Company is required to repay any amounts outstanding in excess of $20.0 million upon funding the oil prepayment agreement (Note 14) and the lender may initiate a redetermination of the borrowing base if advances requested by the Company are in excess of $20.0 million.

As of September 30, 2025 the outstanding balance under the RBL Facility was $24.5 million. For the three and nine months ended September 30, 2025, the weighted-average interest rate on borrowings was 9.05% and 8.79%, respectively.

Under the terms of the RBL Facility, the Company is required to maintain compliance with the following financial covenants:

i.consolidated net debt to consolidated adjusted EBITDA ratio that may not exceed 3.00 to 1.00, and
ii.consolidated interest coverage ratio that may not be less than 2.50 to 1.00

The Company was in compliance with all applicable covenants related to the RBL facility as of September 30, 2025.

Senior Notes

During the nine months ended September 30, 2025, the Company paid at maturity the remaining principal of $24.8 million of 6.25% Senior Notes due in February 2025 for cash consideration of $25.6 million, including interest payable of $0.8 million.

During the nine months ended September 30, 2025, the Company also purchased $1.8 million of outstanding 9.50% Senior Notes for cash consideration of $1.7 million resulting in a $0.1 million loss on purchase, which included the write-off of deferred financing fees of $0.1 million.

The principal amount of 9.50% Senior Notes is to be repaid as follows: (i) October 15, 2026, 25% of the principal amount; (ii) October 15, 2027 5% of the principal amount; (iii) October 15, 2028, 30% of the principal amount; and (iv) October 15, 2029, the remainder of the principal amount.

At September 30, 2025, we had $24.2 million aggregate principal amount of outstanding 7.75% Senior Notes due 2027, and $735.8 million aggregate principal amount of outstanding 9.50% Senior Notes due 2029.

As at September 30, 2025, the Company was in compliance with all applicable covenants related to the Senior Notes.

Leases

During the three months ended September 30, 2025, the Company entered into one operating lease of $0.1 million and one finance lease of $1.4 million. The operating lease has a term of three years and a discount rate of 10.9%. The finance lease has a term of one year term and a discount rate of 9.6%.

During the nine months ended September 30, 2025, the Company entered into one operating lease of $0.1 million and two finance leases of $8.0 million. The operating lease has a term of three years and a discount rate of 10.9%. The finance leases have a lease term ranging from one to two years and a weighted average discount rate of 9.6%.

Interest Expense

The following table presents the total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2024
Contractual interest and other financing expenses	$21,178	$16,783	$60,864	$47,539
Amortization of debt issuance costs	4,269	3,109	12,184	9,175
	$25,447	$19,892	$73,048	$56,714

8. Share Capital

Shares of Common Stock
Shares issued at December 31, 2024	36,460,141
Treasury shares	(487,948)
Shares issued and outstanding at December 31, 2024	35,972,193
Shares issued on option exercise	16,364
Shares re-purchased and cancelled	(692,804)
Shares issued and outstanding at September 30, 2025	35,295,753
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

During the three and nine months ended September 30, 2025, the Company re-purchased nil and 692,804 shares at a weighted average price of nil and $5.00 per share (three and nine months ended September 30, 2024 - 371,130 and 1,662,110 shares under the 2023 program at a weighted average price of $9.37 and $7.31 per share), respectively. As of September 30, 2025, the Company cancelled 487,948 shares held as treasury shares at December 31, 2024, and cancelled 692,804 shares re-purchased during the nine months ended September 30, 2025. During the period from November 6, 2024 to October 29, 2025, the Company has re-purchased 1,180,752 shares out of a maximum of 3,545,872 under the 2024 Program.

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), restricted share units (“RSUs”) and stock option activity for the nine months ended September 30, 2025:

	PSUs	DSUs	RSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2024	5,380,629	904,674	666,127	1,550,497	8.82
Granted	2,926,234	108,835	642,324	—	—
Exercised	(1,066,555)	(136,971)	(197,418)	(58,724)	2.52
Forfeited	(300,890)	—	(57,999)	(8,155)	8.86
Expired	—	—	—	(421,881)	7.94
Balance, September 30, 2025	6,939,418	876,538	1,053,034	1,061,737	9.52

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

As at September 30, 2025, the equity compensation award liability on the Company’s balance sheet included $1.0 million of current liability related to the Company’s outstanding stock options.

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

For the three and nine months ended September 30, 2025, there was $0.1 million and $0.2 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2024, there was $3.1 million of stock-based compensation recovery and $6.4 million of stock-based compensation expense, respectively.

As at September 30, 2025, there was $10.9 million (December 31, 2024 - $21.9 million) of unrecognized compensation costs related to unvested PSUs, RSUs and stock options, which are expected to be recognized over a weighted-average period of 1.4 years. During the nine months ended September 30, 2025, the Company paid out $7.2 million for PSUs vested on December 31, 2024 (nine months ended September 30, 2024 - $10.4 million for PSUs vested on December 31, 2023).

During the three and nine months ended September 30, 2025, the Company awarded 0.1 million and 0.6 million RSU to employees pursuant to the existing 2007 Equity Incentive Plan, respectively. Under the 2007 Equity Incentive Plan, RSUs will vest one-third each year over a three-year period. Upon vesting, RSUs entitle the holder to receive either the underlying number of shares of the Company’s Common Stock or a cash payment equal to the value of the underlying shares of the Company’s Common Stock. The Company intends to settle RSUs outstanding as at September 30, 2025, in cash.

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

Weighted Average Shares Outstanding

For the three and nine months ended September 30, 2025 and 2024, all options were excluded from the diluted loss per share calculation as the options were anti-dilutive.

9. Revenue

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Crude Oil	Natural Gas	NGL	Total Revenue	Crude Oil	Natural Gas	NGL	Total Revenue
Colombia	$101,999	$—	$—	$101,999	$329,339	$—	$—	$329,339
Ecuador	20,605	—	—	20,605	50,123	—	—	50,123
Canada	19,273	5,818	1,559	26,650	57,027	22,774	7,521	87,322
	$141,877	$5,818	$1,559	$149,254	$436,489	$22,774	$7,521	$466,784

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Crude Oil	Natural Gas	NGL	Total Revenue	Crude Oil	Natural Gas	NGL	Total Revenue
Colombia	$143,128	$—	$—	$143,128	$456,172	$—	$—	$456,172
Ecuador	8,245	—	—	8,245	18,387	—	—	18,387
Canada	—	—	—	—	—	—	—	—
	$151,373	$—	$—	$151,373	$474,559	$—	$—	$474,559

During the three months ended September 30, 2025, the Company’s production was sold primarily to one major customer representing 66% of the total sales volumes, of which 75% was sold in Colombia, 15% in Ecuador and 10% in Canada (three months ended September 30, 2024, one major customer representing 100% of total sales volumes in Colombia and Ecuador).

During the nine months ended September 30, 2025, the Company’s production was sold primarily to one major customer representing 65% of the total sales volumes of which 79% was sold in Colombia, 11% in Ecuador and 10% in Canada (nine months ended September 30, 2024, one major customer representing 100% of total sales volumes in Colombia and Ecuador).

During the third quarter of 2025, the Company retrospectively reclassified transportation expenses against revenue, which were previously recorded separately from revenue, resulting in decrease of revenue by immaterial impact of $3.1 million and $5.5 million for the three and six months ended June 30, 2025, respectively, and $2.4 million for the three months ended March 31, 2025.

As at September 30, 2025, accounts receivable included $11.9 million of accrued sales revenue related to September 2025 production (December 31, 2024 - $13.4 million related to December 2024 production).

10. Taxes

The Company’s effective tax rate was 6% for the nine months ended September 30, 2025, compared to 44% in the comparative period of 2024.

Current income tax expense was $14.5 million for the nine months ended September 30, 2025, compared to $61.4 million in the corresponding period of 2024, primarily due to lower taxable income.

For the nine months ended September 30, 2025, the Company recognized a deferred tax recovery of $17.6 million, primarily attributable to an increase in deductible temporary differences arising from tax losses generated during the period. This recovery was partially offset by temporary differences related to accelerated tax depreciation in excess of accounting depreciation.

For the nine months ended September 30, 2024, the deferred income tax recovery was $32.3 million primarily as a result of the recognition of additional tax losses resulting from a tax planning.

For the nine months ended September 30, 2025, the difference between the effective tax rate of 6% and the 35% statutory tax rate was primarily due to permanent differences and valuation allowance. This was partially offset by an increase in the impact of foreign taxes.

For the nine months ended September 30, 2024, the difference between the effective tax rate of 44% and the 50% Colombian tax rate was primarily due to a decrease in the impact of foreign taxes, 2022 true-up related to tax planning and non-taxable foreign exchange adjustments. These were partially offset by an increase in valuation allowance, other permanent differences, non-deductible stock-based compensation and non-deductible royalties in Colombia.

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

Letters of Credit and Other Credit Support

At September 30, 2025, the Company had provided letters of credit and other credit support totaling $218.2 million (December 31, 2024 - $244.5 million) as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts, the Suroriente Block, and other capital or operating requirements as well as for transportation capacity in Canada.

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

At September 30, 2025, the Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, restricted cash and cash equivalents, commodity derivatives, accounts receivable, other current assets, accounts payable and accrued liabilities, long-term debt and other long-term liabilities. The Company uses appropriate valuation techniques based on the available information to measure the fair values of assets and liabilities.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of September 30, 2025, and December 31, 2024:

(Thousands of U.S. Dollars)	As at September 30, 2025	As at December 31, 2024
Level 1
Liabilities
6.25% Senior Notes	$—	$24,133
7.75% Senior Notes	20,783	21,451
9.50% Senior Notes	622,370	688,262
	$643,153	$733,846
Level 2
Assets
Restricted cash and cash equivalents - long-term (1)	$9,089	$6,816
Commodity derivatives - current (2)	1,792	712
	$10,881	$7,528

Liabilities
Commodity derivatives - current (3)	$543	$—
Canadian and Colombian credit facilities - long-term	42,309	—
	$42,852	$—

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

Credit Facilities and Senior Notes

Financial instruments recorded at amortized cost at September 30, 2025, were the Senior Notes and credit facilities (Note 7).

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

At September 30, 2025, the carrying amounts of the 7.75% Senior Notes and 9.50% Senior Notes were $24.1 million and $687.9 million, respectively, which represented the aggregate principal amounts less unamortized debt issuance costs and discounts, and the fair values were $20.8 million, and $622.4 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2024
Commodity price derivatives loss (gain)	$2,945	$—	$(2,390)	$—
Foreign currency derivatives gain	(879)	—	(8,109)	—
Derivative instruments loss (gain)	$2,066	$—	$(10,499)	$—

Commodity Price Risk

The Company may at times utilize commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. As at September 30, 2025, the Company had outstanding commodity price derivative positions as follows:

Oil
Type of Instrument	Start Period	End Period	Volume bbl/d	Reference	Sold Put (C$/bbl or $/bbl Weighted Average)		Purchased Put (C$/bbl or $/bbl Weighted Average)		Sold Call (C$/bbl or $/bbl Weighted Average)		Premium (C$/bbl or $/bbl Weighted Average)
Call Option	October 01, 2025	December 31, 2025	250	WTI CMA	—		—		C$	95.00		—
Collar	October 01, 2025	December 31, 2025	500	WTI CMA	—			$65.00		$77.40		—
Collar	October 01, 2025	March 31, 2026	1,000	WTI CMA	—			$60.00		$70.60		—
3 Way	January 01, 2026	December 31, 2026	500	WTI CMA	C$	60.00	C$	70.00	C$	107.00	C$	1.90
3 Way	April 01, 2026	September 30, 2026	500	WTI CMA	C$	65.00	C$	75.00	C$	100.40		—
Collar	April 01, 2026	September 30, 2026	500	WTI CMA	—			$75.00		$91.95		—
Collar	October 01, 2025	December 31, 2025	5,000	Brent	—			$63.00		$76.80		—
Put Option	October 01, 2025	December 31, 2025	3,000	Brent		$—		$66.17		$—		$3.09
3 Way	October 01, 2025	December 31, 2025	2,000	Brent		$52.50		$60.00		$75.55		$—
Collar	October 01, 2025	March 31, 2026	1,000	Brent		$—		$60.00		$76.25		$—
3 Way	October 01, 2025	March 31, 2026	2,000	Brent		$52.50		$65.00		$74.94		$—
Put Option	October 01, 2025	June 30, 2026	2,000	Brent		$—		$65.00		$—		$4.00
3 Way	October 01, 2025	June 30, 2026	1,500	Brent		$50.00		$61.67		$76.42		$—
Collar	January 01, 2026	March 31, 2026	1,000	Brent		$—		$60.00		$74.50		$—
3 Way	January 01, 2026	June 30, 2026	2,000	Brent		$50.00		$60.00		$74.75		$—
Collar	January 01, 2026	June 30, 2026	1,000	Brent		$—		$60.00		$76.75		$—
3 Way	January 01, 2026	September 30, 2026	1,000	Brent		$50.00		$60.00		$75.50		$—
3 Way	January 01, 2026	December 31, 2026	2,000	Brent		$50.00		$60.00		$73.63		$—

Natural Gas
Type of Instrument	Start Period	End Period	Volume, GJs/d	Reference	Sold Swap (C$/GJ, Weighted Average)	Purchased Put (C$/GJ, Weighted Average)	Sold Call (C$/GJ, Weighted Average)
Swap	October 01, 2025	December 31, 2025	22,500	Aeco 5A	$3.13	—	—
Swap	April 01, 2026	October 31, 2026	10,000	Aeco 5A	$2.70	—	—

Power
Type of Instrument	Start Period	End Period	Volume, MWh/d	Reference	Sold Swap (C$/MWh, Weighted Average)	Purchased Put (C$/MWh, Weighted Average)	Sold Call (C$/MWh, Weighted Average)
Swap	October 01, 2025	December 31, 2025	72	AESO	$49.75	$—	$—

Subsequent to the period ended September 30, 2025, the company entered into the following commodity price derivative positions as follows:

Oil
Type of Instrument	Start Period	End Period	Volume bbl/d	Reference	Sold Put (C$/bbl or $/bbl Weighted Average)	Purchased Put (C$/bbl or $/bbl Weighted Average)	Sold Call (C$/bbl or $/bbl Weighted Average)	Premium (C$/bbl or $/bbl Weighted Average)
Put Option	January 01, 2026	December 31, 2026	500	Brent	$—	$60.00	$—	$4.30
3 Way	January 01, 2026	December 31, 2026	2,000	Brent	$50.00	$60.00	$75.51	$—

Natural Gas
Type of Instrument	Start Period	End Period	Volume, GJs/d	Reference	Sold Swap (C$/GJ, Weighted Average)	Purchased Put (C$/GJ, Weighted Average)	Sold Call (C$/GJ, Weighted Average)
Swap	January 01, 2026	October 31, 2026	10,000	Aeco 5A	$2.83	$—	$—

Foreign Exchange Risk

The Company is exposed to foreign exchange risk in relation to its Colombian and Canadian operations predominantly in operating expenses. To mitigate exposure to fluctuations in foreign exchange, the Company may enter into foreign currency exchange derivatives. During the three months ended September 30, 2025, the Company settled $80 million nominal USD$ (COP$323,600 million) in outstanding foreign currency derivatives for a gain of $6 million (COP$30,800 million) and as at September 30, 2025 had no outstanding foreign currency derivative positions.

As at September 30, 2025, the Company had no outstanding foreign currency exchange derivative positions outstanding.

13. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

	As at September 30,		As at December 31,
(Thousands of U.S. Dollars)	2025	2024	2024	2023
Cash and cash equivalents	$49,089	$277,645	$103,379	$62,146
Restricted cash and cash equivalents - current (1)	—	1,142	1,142	1,142
Restricted cash and cash equivalents - long-term (2)	9,089	7,093	6,816	7,750
	$58,178	$285,880	$111,337	$71,038
(1) Included in other current assets on the Company’s condensed consolidated balance sheet.
(2) Included in other long-term assets on the Company’s condensed consolidated balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024
Accounts receivable and other long-term assets	$2,798	$(1,531)
Prepaid Equity Forward	—	6,218
Prepaids and inventory	(2,206)	(3,984)
Accounts payable and accrued liabilities, and other long-term liabilities	23,621	10,442
Taxes receivable and payable	(14,346)	21,019
Net changes in assets and liabilities from operating activities	$9,867	$32,164

Net changes in working capital from investing activities were as follows:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024
Additions to property, plant and equipment	$(203,237)	$(169,525)
(Decrease) increase in accounts payable and accrued liabilities	(15,408)	6,627
Decrease (increase) in accounts receivable	490	(925)
Net cash additions to property, plant and equipment	$(218,155)	$(163,823)

The Company revised the presentation of cash flows associated with additions to property, plant and equipment within net cash used in investing activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024. Additions to property, plant and equipment as previously reported of $169.5 million were presented on an accrual basis before the related decrease in cash outflow due to impact of changes in non-cash investing working capital of $5.7 million. The cash outflow associated with additions to property, plant and equipment has been re-casted in accordance with the direct method. There was no change in amount to the Company’s previously reported net cash used in investing activities

The following table provides additional supplemental cash flow disclosures:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024
Cash paid for income taxes	$4,031	$20,665
Cash paid for withholding taxes	$19,934	$27,878
Cash paid for interest	$37,589	$30,073

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$46,365	$53,117

14. Subsequent Events

On October 24, 2025, the Company, through its wholly owned subsidiary, Gran Tierra Energy Colombia GmbH, entered into crude oil sale and purchase agreement where the Company will receive an advance of up to $150.0 million related to Ecuador production. An additional advance of $50.0 million is available to the Company, at the sole discretion of the lender and subject to completion of certain conditions.

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

Financial and Operational Highlights

Key Highlights for the third quarter of 2025
•Net loss for the third quarter of 2025 was $20.0 million or $(0.57) per share basic and diluted, compared to a net income of $1.1 million or $0.04 per share basic and diluted for the third quarter of 2024 and a net loss of $12.7 million for the prior quarter.
•Loss before income taxes for the third quarter of 2025 was $31.2 million, compared to income before income taxes of $21.9 million for the third quarter of 2024 and loss before income taxes of $8.1 million for the prior quarter.
•Brent oil price averaged $68.17 per bbl during the third quarter of 2025, a decrease of 13% from the comparable period in 2024, and a 2% increase from the prior quarter. Castilla, Vasconia and Oriente differentials averaged $4.88, $1.88 and $7.20 per bbl during the third quarter of 2025, a decrease of 45%, 63% and 21% from the comparable period of 2024, and an increase of 3% and 10% for Castilla and Vasconia differentials offset by a decrease of 1% for Oriente differential from the prior quarter, respectively.
•Adjusted EBITDA(2) was $69.0 million for the third quarter of 2025, a decrease from $92.8 million in the third quarter of 2024, and a decrease from $77.0 million in the prior quarter.
•Funds flow from operations(2) decreased to $41.7 million compared to $60.3 million in the third quarter of 2024, and decreased from $53.9 million in the prior quarter.
•During the third quarter of 2025, there were no share re-purchases. For the period from November 6, 2024 to October 29, 2025, we re-purchased a total of 1.2 million shares or 3% of the outstanding shares as of September 30, 2025.
•NAR production for the third quarter of 2025 increased by 38% to 35,962 BOEPD, compared to 25,988 BOEPD in the third quarter of 2024 due to the production from Canadian operations acquired on October 31, 2024 and successful exploration well drilling results in Ecuador, and decreased by 10% from 39,800 BOEPD in the prior quarter as a result of a landslide in Ecuador that required the shut in of all Ecuador production for several weeks and trunk line repairs at the Moqueta field which resulted in the field being shut in for the quarter. Current production from October 1, 2025 to October 29, 2025 is approximately 45,200 BOEPD.
•NAR sales volumes for the third quarter of 2025 increased by 47% to 37,353 BOEPD, compared to 25,464 BOEPD in the third quarter of 2024 and decreased by 3% from 38,331 BOEPD in the prior quarter.
•Oil, natural gas and NGL sales for the third quarter of 2025 decreased by 1% to $149.3 million, compared to the third quarter of 2024, primarily due to lower oil prices partially offset by an increase in sales volumes. Oil, natural gas and NGL sales were comparable with the prior quarter.
•On per boe basis, operating expenses increased 1% compared to the corresponding period of 2024 and increased 24% from the prior quarter. Operating expenses increased by 48% to $68.4 million when compared to the third quarter of 2024, primarily as a result of new Canadian operations and ramp-up of operations in Ecuador. Operating expenses increased by 22% from $55.9 million in the prior quarter primarily as a result of higher workover activities and lifting costs attributed to inventory fluctuation in Ecuador due to the timing of sales.
•Transportation expenses increased by 10% when compared to the third quarter of 2024 primarily due to 47% higher sales volumes attributed to new Canadian operations and higher sales volumes in Ecuador, partially offset by lower volumes transported in Colombia. Transportation expenses decreased by 4% compared to the prior quarter primarily as a result of lower sales volumes transported from Acordionero field in Colombia.
•Gross profit decreased 70% to $14.7 million compared to $48.8 million in the third quarter of 2024 and 36% from $23.1 million in the prior quarter.
•Operating Netback(2) decreased to $76.6 million compared to $101.4 million in the third quarter of 2024 and $89.0 million in the prior quarter.

•Quality and transportation discounts for the third quarter of 2025 increased to $24.74 per boe compared to $14.10 per boe in the third quarter of 2024, primarily as a result of the change in production mix with the acquisition of Canadian operations, and $23.89 per boe in the prior quarter as a result of higher Castilla and Vasconia differentials.
•General and administrative (“G&A”) expenses before stock-based compensation for the third quarter of 2025 increased to $13.5 million compared to $9.5 million in the third quarter of 2024, due to the addition of the new Canadian operations, and decreased from $14.5 million in the prior quarter due to lower business development costs.
•Capital expenditures for the third quarter of 2025 were $57.3 million compared to $52.9 million in the third quarter of 2024 and $51.2 million in the prior quarter. This increase in capital expenditure activity is in line with the Company’s budgeted capital spend for 2025.
•The temporary excise tax levied on oil sales was introduced by the Colombian government under a state of emergency declared in 2025. The tax applies to the first sale or export of crude oil at a rate of 1% starting from February 2025 and is scheduled to remain in force until December 2025. All temporary taxes enacted under the state of emergency are currently under review by the Constitutional Court, the ruling of which could potentially invalidate these measures

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
	2025	2024	% Change	2025	2025	2024	% Change
Average Daily Volumes (BOEPD)
Consolidated
Working Interest (“WI”) Production Before Royalties	42,685	32,764	30	47,196	45,495	32,595	40
Royalties	(6,723)	(6,776)	(1)	(7,396)	(7,396)	(6,650)	11
Production NAR	35,962	25,988	38	39,800	38,099	25,945	47
Decrease (increase) in Inventory	1,391	(524)	365	(1,469)	132	(367)	136
Sales(1)	37,353	25,464	47	38,331	38,231	25,578	49

Net (Loss) Income	$(19,950)	$1,133	(1,861)	$(12,741)	$(51,971)	$37,426	(239)

Gross Profit	$14,670	$48,803	(70)	$23,061	$65,568	$160,457	(59)

Operating Netback
Gross Profit	$14,670	$48,803	(70)	$23,061	$65,568	$160,457	(59)
Depletion and Accretion	61,908	52,599	18	65,947	196,286	158,356	24
Operating Netback(2)	$76,578	$101,402	(24)	$89,008	$261,854	$318,813	(18)

G&A Expenses before Stock-Based Compensation	$13,453	$9,491	42	$14,460	$40,056	$31,240	28
G&A Stock-Based Compensation Expense (Recovery)	143	(3,145)	105	546	172	6,376	(97)
G&A Expenses, including Stock-Based Compensation	$13,596	$6,346	114	$15,006	$40,228	$37,616	7

Adjusted EBITDA(2)	$69,034	$92,794	(26)	$76,987	$231,183	$290,590	(20)

Funds Flow from Operations(2)	$41,685	$60,338	(31)	$53,906	$150,935	$180,812	(17)

Capital Expenditures	$57,340	$52,921	8	$51,170	$203,237	$169,525	20
(1) Sales volumes represent production NAR adjusted for inventory changes.
(2) Non-GAAP measures.

Gross profit is derived from oil, natural gas and NGL sales, net of direct production costs including operating expenses, transportation, and depletion, depreciation, and accretion (“DD&A”). Gross profit does not include general and administrative expenses, interest, taxes, or other non-operating items.

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

Operating netback, as presented, is defined as gross profit adjusted for depletion and accretion related to producing assets. Management believes that operating netback is a useful supplemental measure for management and investors to analyze financial performance and provides an indication of the results generated by our principal business activities prior to the consideration of other income and expenses. A reconciliation from oil sales to operating netback is provided in the table below.

Colombia	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2025	2024
Gross Profit	$10,237	$47,553	$19,628	$56,550	$158,877
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	44,041	49,880	47,897	136,936	151,465
Operating netback (non-GAAP)	$54,278	$97,433	$67,525	$193,486	$310,342
(*) Calculated as DD&A expenses for the three months ended September 30, 2025 and 2024 of $47.0 million and $52.8 million, less depreciation of administrative assets of $3.0 million and $2.9 million, respectively. For the nine months ended September 30, 2025 and 2024 of $146.1 million and $160.1 million, less depreciation of administrative assets of $9.2 million and $8.7 million, respectively. For the prior quarter, calculated as DD&A expenses of $50.5 million, less depreciation of administrative assets of $2.6 million.

Ecuador	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2025	2024
Gross Profit	$859	$1,250	$(418)	$1,801	$1,580
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	9,519	2,719	4,350	24,366	6,891
Operating netback (non-GAAP)	$10,378	$3,969	$3,932	$26,167	$8,471
(*) Same as DD&A expenses for the three months ended September 30, 2025 and 2024 and the prior quarter.

Canada	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2025	2024
Gross Profit	$3,574	$—	$3,851	$7,217	$—
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	8,348	—	13,700	34,984	—
Operating netback (non-GAAP)	$11,922	$—	$17,551	$42,201	$—
(*) Same as DD&A expenses for the three months ended September 30, 2025 and 2024and the prior quarter.

Total Consolidated	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2025	2024
Gross Profit	$14,670	$48,803	$23,061	$65,568	$160,457
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	61,908	52,599	65,947	196,286	158,356
Operating netback (non-GAAP)	$76,578	$101,402	$89,008	$261,854	$318,813
(*) Calculated as DD&A expenses for the three months ended September 30, 2025 and 2024 of $65.0 million and $55.6 million, less depreciation of administrative assets of $3.1 million and $3.0 million, respectively. For the nine months ended September 30, 2025 and 2024 of $205.8 million and $167.2 million, less depreciation of administrative assets of $9.5 million and $8.9 million, respectively. For the prior quarter, calculated as DD&A expenses of $68.6 million, less depreciation of administrative assets of $2.7 million.

EBITDA, as presented, is defined as net (loss) income adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for non-cash lease expense, lease payments, foreign exchange gain or loss, stock-based compensation expense or recovery, transaction costs, other loss and unrealized derivative instruments loss or gain. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is useful supplemental information for investors to analyze our performance and our financial results. A reconciliation from net (loss) income to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2025	2024
Net (loss) income	$(19,950)	$1,133	$(12,741)	$(51,971)	$37,426
Adjustments to reconcile net loss to EBITDA and Adjusted EBITDA
DD&A expenses	64,981	55,573	68,635	205,818	167,213
Interest expense	25,447	19,892	24,366	73,048	56,714
Income tax expense (recovery)	(11,276)	20,767	4,648	(3,075)	29,090
EBITDA (non-GAAP)	$59,202	$97,365	$84,908	$223,820	$290,443
Non-cash lease expense	1,187	1,370	1,725	4,648	4,164
Lease payments	(1,574)	(1,171)	(1,545)	(4,686)	(3,540)
Foreign exchange loss (gain)	284	(3,084)	3,716	7,838	(8,312)
Stock-based compensation expense (recovery)	143	(3,145)	546	172	6,376
Transaction costs	—	1,459	—	—	1,459
Other loss	265	—	38	355	—
Unrealized derivative instruments loss (gain)	9,527	—	(12,401)	(964)	—
Adjusted EBITDA (non-GAAP)	$69,034	$92,794	$76,987	$231,183	$290,590

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

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2025	2024
Net (loss) income	$(19,950)	$1,133	$(12,741)	$(51,971)	$37,426
Adjustments to reconcile net loss to funds flow from operations
DD&A expenses	64,981	55,573	68,635	205,818	167,213
Deferred income tax (recovery) expense	(15,298)	5,550	2,453	(17,557)	(32,332)
Stock-based compensation expense (recovery)	143	(3,145)	546	172	6,376
Amortization of debt issuance costs	4,269	3,109	4,082	12,184	9,175
Non-cash lease expense	1,187	1,370	1,725	4,648	4,164
Lease payments	(1,574)	(1,171)	(1,545)	(4,686)	(3,540)
Unrealized foreign exchange loss (gain)	(1,865)	(2,081)	3,114	2,936	(7,670)
Unrealized derivative instruments loss (gain)	9,527	—	(12,401)	(964)	—
Other loss	265	—	38	355	—
Funds flow from operations (non-GAAP)	$41,685	$60,338	$53,906	$150,935	$180,812

Additional Operational Results

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	% Change	2025	2025	2024	% Change
Oil, natural gas and NGL sales	$149,254	$151,373	(1)	$149,357	$466,784	$474,559	(2)
Operating expenses	68,379	46,060	48	55,855	191,588	141,561	35
Transportation expenses	4,297	3,911	10	4,494	13,342	14,185	(6)
Operating netback (1)	76,578	101,402	(24)	89,008	261,854	318,813	(18)

Export tax	2,630	—	100	—	2,630	—	100
DD&A expenses	64,981	55,573	17	68,635	205,818	167,213	23
Derivative instruments loss (gain)	2,066	—	100	(14,032)	(10,499)	—	100
G&A expenses before stock-based compensation	13,453	9,491	42	14,460	40,056	31,240	28
G&A stock-based compensation expense (recovery)	143	(3,145)	105	546	172	6,376	(97)
Foreign exchange (gain) loss	284	(3,084)	(109)	3,716	7,838	(8,312)	(194)
Other income	(1,003)	—	100	(339)	(1,290)	—	100
Interest expense	25,447	19,892	28	24,366	73,048	56,714	29
Transaction costs	—	1,459	(100)	—	—	1,459	(100)
	108,001	80,186	35	97,352	317,773	254,690	25

Interest income	197	684	(71)	251	873	2,393	(64)

Income (loss) before income taxes	(31,226)	21,900	(243)	(8,093)	(55,046)	66,516	(183)

Current income tax expense	4,022	15,217	(74)	2,195	14,482	61,422	(76)
Deferred income tax (recovery) expense	(15,298)	5,550	(376)	2,453	(17,557)	(32,332)	46
	(11,276)	20,767	154	4,648	(3,075)	29,090	(111)
Net (loss) income	$(19,950)	$1,133	(1,861)	$(12,741)	$(51,971)	$37,426	239

Sales Volumes (NAR)

Total sales volumes, BOEPD	37,353	25,464	47	38,331	38,231	25,578	49

Brent Price per bbl	$68.17	$78.71	(13)	$66.71	$69.91	$81.82	(15)
WTI Price per bbl	$65.07	$75.28	(14)	$63.81	$66.74	$77.71	(14)
AECO Price C$ per GJ	0.60	0.65	(8)	1.60	1.42	1.38	3

Consolidated Results of Operations per boe Sales Volumes NAR

Oil, natural gas and NGL sales	$43.43	$64.61	(33)	$42.82	$44.72	$67.71	(34)
Operating expenses	19.90	19.66	1	16.01	18.36	20.20	(9)
Transportation expenses	1.25	1.67	(25)	1.29	1.28	2.02	(37)
Operating netback (1)	22.28	43.28	(49)	25.52	25.08	45.49	12

Export tax	0.77	—	100	—	0.25	—	100
DD&A expenses	18.91	23.72	(20)	19.68	19.72	23.86	(17)
Derivative instruments loss (gain)	0.60	—	(100)	(4.02)	(1.01)	—	100
G&A expenses before stock-based compensation	3.91	4.05	(3)	4.15	3.84	4.46	(14)
G&A stock-based compensation expense (recovery)	0.04	(1.34)	(103)	0.16	0.02	0.91	(98)
Foreign exchange (gain) loss	0.08	(1.32)	106	1.07	0.75	(1.19)	163
Other income	(0.29)	—	(100)	(0.10)	(0.12)	—	(100)
Transaction costs	—	0.62	(100)	—	—	0.21	(100)
Interest expense	7.40	8.49	(13)	6.99	7.00	8.09	(14)
	31.42	34.22	(8)	27.93	30.45	36.34	(16)

Interest income	0.06	0.29	(80)	0.07	0.08	0.34	(77)

Income (loss) before income taxes	(9.08)	9.35	(197)	(2.34)	(5.29)	9.49	(156)

Current income tax expense	1.17	6.50	(82)	0.63	1.39	8.76	(84)
Deferred income tax (recovery) expense	(4.45)	2.37	(288)	0.70	(1.68)	(4.61)	64
	(3.28)	8.87	(137)	1.33	(0.29)	4.15	(107)
Net (loss) income	$(5.80)	$0.48	(1,308)	$(3.67)	$(5.00)	$5.34	(194)

(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition and a reconciliation of this measure.

Oil, Natural Gas and NGL Production and Sales Volumes, BOEPD

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
Average Daily Volumes (BOEPD) - Colombia	2025	2024	2025	2025	2024
WI production before royalties	22,701	29,328	25,108	24,476	30,530
Royalties	(3,481)	(5,511)	(3,845)	(3,912)	(5,879)
Production NAR	19,220	23,817	21,263	20,564	24,651
Decrease (increase) in inventory	337	326	111	26	(12)
Sales	19,557	24,143	21,374	20,590	24,639

Royalties, % of working interest production before royalties	15%	19%	15%	16%	19%

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
Average Daily Volumes (BOEPD) - Ecuador	2025	2024	2025	2025	2024
WI production before royalties	3,872	3,436	4,592	4,166	2,065
Royalties	(1,273)	(1,265)	(1,364)	(1,353)	(771)
Production NAR	2,599	2,171	3,228	2,813	1,294
Decrease (increase) in inventory	1,054	(850)	(1,579)	106	(356)
Sales	3,653	1,321	1,649	2,919	938

Royalties, % of working interest production before royalties	33%	37%	30%	32%	37%

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
Average Daily Volumes (BOEPD) - Canada	2025	2024	2025	2025	2024
WI production before royalties	16,112	—	17,496	16,853	—
Royalties	(1,969)	—	(2,187)	(2,131)	—
Production NAR	14,143	—	15,309	14,722	—
Sales	14,143	—	15,309	14,722	—

Royalties, % of working interest production before royalties	12%	—%	13%	13%	—%

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
Average Daily Volumes (BOEPD) - Total Company	2025	2024	2025	2025	2024
WI production before royalties	42,685	32,764	47,196	45,495	32,595
Royalties	(6,723)	(6,776)	(7,396)	(7,396)	(6,650)
Production NAR	35,962	25,988	39,800	38,099	25,945
Decrease (increase) in inventory	1,391	(524)	(1,469)	132	(367)
Sales	37,353	25,464	38,331	38,231	25,578

Royalties, % of working interest production before royalties	16%	21%	16%	16%	20%

Oil, natural gas and NGL production NAR for the three and nine months ended September 30, 2025, increased by 38% and 47%, to 35,962 BOEPD and 38,099 BOEPD, respectively, compared to the corresponding periods of 2024 due to the production from the Canadian operations acquired on October 31, 2024 and successful exploration well drilling results in Ecuador. Oil, natural gas and NGL production NAR decreased by 10% compared to the prior quarter primarily due to a landslide in Ecuador that required the shut in of all Ecuador production for several weeks and trunk line repairs at the Moqueta field which resulted in the field being shut in for the quarter. Current production from October 1, 2025 to October 29, 2025 is approximately 45,200 boepd.

Royalties as a percentage of production for the three and nine months ended September 30, 2025 decreased by 5% and 4%, respectively, compared to the corresponding periods of 2024 as a result of a decrease in benchmark oil prices due to the price sensitive royalty regime in Colombia and Ecuador, and lower royalties for Canadian operations. Royalties as a percentage of production were comparable to the prior quarter.

WI Production Before Royalties
60,000
45,000
30,000
15,000
—
28%
24%
20%
16%
12%
Average Daily Volumes (BOEPD)
Royalties as a % of Production
32,764
41,009
46,647
47,196
42,685
21%
18%
17%
16%
16%
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Working Interest Production
Royalties as a % of Production

WI Production Before Royalties
Average Daily Volumes (BOEPD)
50,000
40,000
30,000
20,000
10,000
—
32,647
34,710
45,495
2023 Year End
2024 Year End
Q3 2025 YTD
WI Production

NAR Production by Block for the Three Months Ended September 30, 2025

Other, 4%
Suroriente, 7%
Ecuador, 7%
Canada, 39%
Chaza, 13%
Midas, 30%
Canada
Midas
Chaza
Ecuador
Suroriente
Other

The Midas Block includes the Acordionero field, the Suroriente Block includes the Cohembi field, and the Chaza Block includes the Costayaco and Moqueta fields. Ecuador includes the Charapa, Chanangue and Iguana Blocks. Canada includes several areas in the Western Canadian Sedimentary Basin with all production in Alberta, Canada.

Commodity prices:

Colombia and Ecuador

Brent - For the three and nine months ended September 30, 2025, Brent decreased 13% and 15% from the comparable periods of 2024, and increased 2% from the prior quarter. For the three months ended September 30, 2025, Castilla, Vasconia and Oriente differentials per boe decreased to $4.88, $1.88 and $7.20 compared to $8.83, $5.07 and $9.15 in the corresponding period of 2024. For the nine months ended September 30, 2025, Castilla, Vasconia and Oriente differentials per boe decreased to $4.98, $1.95 and $7.37 from $8.62, $4.70 and $8.52 in the corresponding period of 2024.

During the third quarter of 2025, 100% of sales from South America were priced against Brent.

Canada

Gran Tierra entered Canada with the acquisition of i3 Energy which closed on October 31, 2024, therefore no comparative data is provided for the corresponding periods of 2024.

WTI - For the three months ended September 30, 2025, WTI increased 2% from the prior quarter. For the three months ended September 30, 2025, 25% of NAR production in Canada was oil, compared with 26% in the prior quarter.

NGLs - For the three months ended September 30, 2025, the weighted average NGL price received was 9% of WTI, consistent with the prior quarter. For the three months ended September 30, 2025, 21% of NAR production in Canada was NGLs, compared to 24% in the prior quarter.

AECO - For the three months ended September 30, 2025, AECO price decreased 63% from the prior quarter. For the three months ended September 30, 2025, 54% of NAR production in Canada was natural gas, compared to 50% in the prior quarter.

Brent and Discounts
80.00
60.00
40.00
$ / BOE
$20.00
$15.00
$10.00
$5.00
$—
$ / BOE
$78.71
$74.01
$74.98
$66.71
$68.17
$9.15
$9.40
$7.65
$7.26
$7.20
$8.83
$8.33
$5.34
$4.73
$4.88
$5.07
$5.02
$2.27
$1.71
$1.88
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Brent
Castilla
Vasconia
Oriente

Oil, natural gas and NGL sales for the three months ended September 30, 2025, decreased by 1% to $149.3 million compared to the corresponding period of 2024, due to 13% decrease in Brent price and 19% lower sales volumes in Colombia partially offset by 47% increase in sales volumes, attributed to sales from Canadian operations acquired on October 31, 2024 and sales from positive exploration drilling in Ecuador. Oil, natural gas and NGL sales for the nine months ended September 30, 2025, decreased by 2% to $466.8 million compared to the corresponding period of 2024 due to 15% decrease in Brent price and 16% decrease in sales volumes in Colombia, partially offset by a 49% increase in sales volumes attributed to sales from Canadian operations and new exploration wells in Ecuador.

Oil, natural gas and NGL sales were comparable with the prior quarter

During the three months ended September 30, 2025, we retrospectively reclassified transportation expenses against revenue, which were previously recorded separately from revenue, resulting in a decrease of revenue by immaterial impact of $3.1 million and $5.5 million for the three and six months ended June 30, 2025, respectively, and $2.4 million for the three months ended March 31, 2025.

Oil, Natural Gas and NGL Sales Three Months Ended September 30, 2025
(000's of US Dollars and %)
$1,559
1.0%
$5,818
3.9%
$141,877
95.1%
Crude Oil
Natural Gas
NGLs

The following table shows the effect of changes in realized price and sale volumes on our oil sales for the three and nine months ended September 30, 2025, compared to the prior quarter and the corresponding periods of 2024:

(Thousands of U.S. Dollars)	Three Months Ended September 30, 2025, Compared with Three Months Ended June 30, 2025	Three Months Ended September 30, 2025, Compared with Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025, Compared with Nine Months Ended September 30, 2024
Oil, natural gas and NGL sales for the comparative period	$149,357	$151,373	$474,559
Realized sales price increase (decrease) effect	2,099	(15,375)	(144,810)
Sales volumes (decrease) increase effect	(2,202)	(13,394)	49,713
Oil, natural gas and NGL sales - Canada Operations	—	26,650	87,322
Oil, natural gas and NGL sales for the three and nine months ended September 30, 2025	$149,254	$149,254	$466,784

Gross Profit

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars) Colombia	2025	2024	2025	2025	2024
Revenue	$101,999	$143,128	$109,692	$329,339	$456,172
Operating expenses	44,819	42,250	38,432	126,005	132,643
Transportation expenses	2,902	3,445	3,735	9,848	13,187
Depletion and accretion(*)	44,041	49,880	47,897	136,936	151,465
Gross profit	$10,237	$47,553	$19,628	$56,550	$158,877
(*)Calculated as DD&A expenses for the three months ended September 30, 2025 and 2024 of $47.0 million and $52.8 million, less depreciation of administrative assets of $2.9 million and $2.9 million, respectively. For the nine months ended September 30, 2025 and 2024 of $146.1 million and $160.1 million, less depreciation of administrative assets of $9.2 million and $8.7 million, respectively. For the prior quarter, calculated as DD&A expenses of $50.5 million, less depreciation of administrative assets of $2.6 million.

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(U.S. Dollars per boe Sales NAR ) Colombia	2025	2024	2025	2025	2024
Revenue	$56.69	$64.44	$56.40	$58.59	$67.57
Operating expenses	24.91	19.02	19.76	22.42	19.65
Transportation expenses	1.61	1.55	1.92	1.75	1.95
Depletion and accretion	24.48	22.46	24.63	24.36	22.44
Gross profit	$5.69	$21.41	$10.09	$10.06	$23.53

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars) Ecuador	2025	2024	2025	2025	2024
Revenue	$20,605	$8,245	$8,495	$50,123	$18,387
Operating expenses	9,157	3,810	4,122	21,352	8,918
Transportation expenses	1,070	466	441	2,604	998
Depletion and accretion(*)	9,519	2,719	4,350	24,366	6,891
Gross profit (loss)	$859	$1,250	$(418)	$1,801	$1,580
(*) Same as DD&A expenses for the three months ended September 30, 2025 and 2024 and the prior quarter.

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(U.S. Dollars per boe Sales NAR ) Ecuador	2025	2024	2025	2025	2024
Revenue	$61.30	$67.83	$56.64	$62.92	$71.47
Operating expenses	27.24	31.35	27.48	26.80	34.67
Transportation expenses	3.18	3.83	2.94	3.27	3.88
Depletion and accretion	28.32	22.37	29.00	30.59	26.79
Gross profit (loss)	$2.56	$10.28	$(2.78)	$2.26	$6.13

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars) Canada	2025	2024	2025	2025	2024
Revenue	$26,650	$—	$31,170	$87,322	$—
Operating expenses	14,403	—	13,301	44,231	—
Transportation expenses	325	—	318	890	—
Depletion and accretion(*)	8,348	—	13,700	34,984	—
Gross profit	$3,574	$—	$3,851	$7,217	$—
(*) Same as DD&A expenses for the three months ended September 30, 2025 and 2024 and the prior quarter.

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(U.S. Dollars per boe Sales NAR ) Canada	2025	2024	2025	2025	2024
Revenue	$20.48	$—	$22.37	$21.73	$—
Operating expenses	11.07	—	9.55	11.00	—
Transportation expenses	0.25	—	0.23	0.22	—
Depletion and accretion	6.42	—	9.83	8.70	—
Gross profit	$2.74	$—	$2.76	$1.81	$—

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars) Total Company	2025	2024	2025	2025	2024
Revenue	$149,254	$151,373	$149,357	$466,784	$474,559
Operating expenses	68,379	46,060	55,855	191,588	141,561
Transportation expenses	4,297	3,911	4,494	13,342	14,185
Depletion and accretion(*)	61,908	52,599	65,947	196,286	158,356
Gross profit	$14,670	$48,803	$23,061	$65,568	$160,457
(*)Calculated as DD&A expenses for the three months ended September 30, 2025 and 2024 of $64.981 million and $55.6 million, less depreciation of administrative assets of $3.1 million and $3.0 million, respectively. For the nine months ended September 30, 2025 and 2024 of $205.8 million and $167.2 million, less depreciation of administrative assets of $9.5 million and $8.9 million, respectively. For the prior quarter, calculated as DD&A expenses of $68.6 million, less depreciation of administrative assets of $2.7 million.

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(U.S. Dollars per boe Sales NAR ) Total Company	2025	2024	2025	2025	2024
Revenue	$43.43	$64.61	$42.82	$44.72	$67.71
Operating expenses	19.90	19.66	16.01	18.36	20.20
Transportation expenses	1.25	1.67	1.29	1.28	2.02
Depletion and accretion	18.01	22.45	18.91	18.81	22.60
Gross profit	$4.27	$20.83	$6.61	$6.27	$22.89

Operating Netback

Colombia	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2025	2024
Oil, natural gas and NGL sales	$101,999	$143,128	$109,692	$329,339	$456,172
Transportation expenses	(2,902)	(3,445)	(3,735)	(9,848)	(13,187)
	99,097	139,683	105,957	319,491	442,985
Operating expenses	(44,819)	(42,250)	(38,432)	(126,005)	(132,643)
Operating netback(1)	$54,278	$97,433	$67,525	$193,486	$310,342

(U.S. Dollars Per boe Sales Volumes NAR)
Brent	$68.17	$78.71	$66.71	$69.91	$81.82
Quality and transportation discounts	(11.48)	(14.27)	(10.31)	(11.32)	(14.25)
Average realized price	56.69	64.44	56.40	58.59	67.57
Transportation expenses	(1.61)	(1.55)	(1.92)	(1.75)	(1.95)
Average realized price net of transportation expenses	55.08	62.89	54.48	56.84	65.62
Operating expenses	(24.91)	(19.02)	(19.76)	(22.42)	(19.65)
Operating netback(1)	$30.17	$43.87	$34.72	$34.42	$45.97

Ecuador	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2025	2024
Oil, natural gas and NGL sales	$20,605	$8,245	$8,495	$50,123	$18,387
Transportation expenses	(1,070)	(466)	(441)	(2,604)	(998)
	19,535	7,779	8,054	47,519	17,389
Operating expenses	(9,157)	(3,810)	(4,122)	(21,352)	(8,918)
Operating netback(1)	$10,378	$3,969	$3,932	$26,167	$8,471

(U.S. Dollars Per boe Sales Volumes NAR)
Brent	$68.17	$78.71	$66.71	$69.91	$81.82
Quality and transportation discounts	(6.87)	(10.88)	(10.07)	(6.99)	(10.35)
Average realized price	61.30	67.83	56.64	62.92	71.47
Transportation expenses	(3.18)	(3.83)	(2.94)	(3.27)	(3.88)
Average realized price net of transportation expenses	58.11	64.00	53.70	59.65	67.59
Operating expenses	(27.24)	(31.35)	(27.48)	(26.80)	(34.67)
Operating netback(1)	$30.87	$32.65	$26.21	$32.85	$32.92

Canada	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2025	2024
Oil, natural gas and NGL sales	$26,650	$—	$31,170	$87,322	$—
Transportation expenses	(325)	—	(318)	(890)	—
	26,325	—	30,852	86,432	—
Operating expenses	(14,403)	—	(13,301)	(44,231)	—
Operating netback(1)	$11,922	$—	$17,551	$42,201	$—

(U.S. Dollars Per boe Sales Volumes NAR)
WTI Price per bbl	$65.07	$75.28	$63.81	$66.74	$77.71
AECO Price C$ per GJ	0.60	0.65	1.60	1.42	1.38

Average realized price	20.48	—	22.37	21.73	—
Transportation expenses	(0.25)	—	(0.23)	(0.22)	—
Average realized price net of transportation expenses	20.23	—	22.14	21.51	—
Operating expenses	(11.07)	—	(9.55)	(11.00)	—
Operating netback(1)	$9.16	$—	$12.59	$10.51	$—

Total Company	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2025	2024
Oil, natural gas and NGL sales	$149,254	$151,373	$149,357	$466,784	$474,559
Transportation expenses	(4,297)	(3,911)	(4,494)	(13,342)	(14,185)
	144,957	147,462	144,863	453,442	460,374
Operating expenses	(68,379)	(46,060)	(55,855)	(191,588)	(141,561)
Operating netback(1)	$76,578	$101,402	$89,008	$261,854	$318,813

(U.S. Dollars Per boe Sales Volumes NAR)
Brent	$68.17	$78.71	$66.71	$69.91	$81.82
Quality and transportation discounts	(24.74)	(14.10)	(23.89)	(25.19)	(14.11)
Average realized price	43.43	64.61	42.82	44.72	67.71
Transportation expenses	(1.25)	(1.67)	(1.29)	(1.28)	(2.02)
Average realized price net of transportation expenses	42.18	62.94	41.53	43.44	65.69
Operating expenses	(19.90)	(19.66)	(16.01)	(18.36)	(20.20)
Operating netback(1)	$22.28	$43.28	$25.52	$25.08	$45.49
(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition and reconciliation of this measure.

Change in Operating Netback by Component for the Three Months Ended September 30, 2024 and 2025

75.00
50.00
25.00
—
(25.00)
$ / BOE
$100.00
$75.00
$50.00
$25.00
$—
Brent Price
$78.71
$43.28
$(21.18)
$0.42
$(0.24)
$68.17
$22.28
Netback for the Three Months Ended September 30, 2024
Revenue
Transportation expenses
Operating expenses
Netback for the Three Months Ended September 30, 2025

Change in Operating Netback by Component for the Nine Months Ended September 30, 2024 and 2025

$83.42
75.00
50.00
25.00
—
$ / BOE
$45.49
$(22.99)
$0.74
$1.84
$70.81
$25.08
$100.00
$75.00
$50.00
$25.00
$—
$(25.00)
Brent Price
Netback for the Nine Months Ended September 30, 2024
Revenue
Transportation expenses
Operating expenses
Netback for the Nine Months Ended September 30, 2025

Quality and Transportation Discounts and Transportation Expenses
30.00
20.00
10.00
0.00
$ / BOE
$15.77
$1.67
$14.10
$20.36
$1.41
$18.95
$28.40
$1.30
$27.10
$25.18
$1.29
$23.89
$25.99
$1.25
$24.74
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Total transportation expenses and quality and transportation discounts
Transportation expenses
Quality and transportation discounts

Operating expenses for the three months ended September 30, 2025, increased to $68.4 million or by $0.24 per boe to $19.90 compared to the corresponding period of 2024, due to new Canadian operations and ramp-up of operations in Ecuador.

Operating expenses for the nine months ended September 30, 2025, increased to $191.6 million compared to the corresponding period of 2024 for the same reason mentioned above. On a per boe basis, operating expenses decreased by $1.84 to $18.36 compared to the corresponding period of 2024, primarily due higher sales volumes in Ecuador and sales from new Canadian operations.

Compared to the prior quarter, operating expenses increased from $55.9 million or by $3.89 from $16.01 per boe due to higher workover activities and lifting costs associated with inventory fluctuation in Ecuador due to the timing of sales.

Transportation expenses

We have options to sell our oil through multiple pipelines and various trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil, natural gas and NGL volumes we sold in Canada, Colombia and Ecuador using each option for the three and nine months ended September 30, 2025 and 2024, and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2025	2024	2025	2025	2024
Volume transported through pipeline	47%	5%	44%	46%	4%
Volume sold at wellhead	24%	46%	25%	29%	47%
Volume transported via truck to sales point	29%	49%	31%	25%	49%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of a lower realized price, offset by lower transportation expenses.

Transportation expenses for the three months ended September 30, 2025, increased by 10% to $4.3 million or by $0.42 to $1.25 per boe, compared to the corresponding period of 2024, due to the new Canadian operations, higher sales volumes transported in Ecuador partially offset by lower sales volumes transported in Colombia.

Transportation expenses for the nine months ended September 30, 2025, decreased by 6% to $13.3 million or by $0.74 to $1.28 per boe, compared to the corresponding period of 2024, due to lower sales volumes transported in Colombia partially offset by sales volumes from a new Canada operations and the higher sales volumes transported in Ecuador.

Transportation expenses decreased by 4% or $0.04 per boe from $4.5 million or $1.29 per boe in the prior quarter due to lower sales volumes transported from Acordionero field in Colombia.

Transportation Expenses
$5.0
$4.0
$3.0
$2.0
$1.0
$—
$ Million
$5.00
$4.00
$3.00
$2.00
$1.00
$—
$ / BOE
$3.9
$4.3
$4.6
$4.5
$4.3
$1.67
$1.41
$1.30
$1.29
$1.25
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Transportation Expense
Transportation Expenses ($/BOE)

DD&A Expenses

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2025	2024	2025	2025	2024
DD&A Expenses, thousands of U.S. Dollars	$64,981	$55,573	$68,635	$205,818	$167,213
DD&A Expenses, U.S. Dollars per boe	$18.91	$23.72	$19.68	$19.72	$23.86

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per Boe	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per Boe
Colombia	$46,986	$26.11	$52,772	$23.76
Ecuador	9,520	28.32	2,721	22.39
Canada	8,353	6.42	—	—
Corporate	122	—	80	—
	$64,981	$18.91	$55,573	$23.72

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per Boe	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per Boe
Colombia	$146,091	$25.99	$160,131	$23.72
Ecuador	24,369	30.59	6,896	26.81
Canada	34,999	8.71	—	—
Corporate	359	—	186	—
	$205,818	$19.72	$167,213	$23.86

DD&A expenses for the three and nine months ended September 30, 2025, increased by 17% and 23% due to higher costs in the depletable base for Ecuador and the new Canadian operations, compared to the corresponding periods of 2024.

On a per boe basis, DD&A expenses for the three and nine months ended September 30, 2025 decreased by $4.81 and $4.14 due to higher NAR sales volumes primarily attributed to the new Canadian operations.

DD&A expenses decreased by 5% from $68.6 million when compared to the prior quarter due to lower production rates. On a per boe basis, DD&A expenses decreased by $0.77 due to higher production in Ecuador.

G&A Expenses

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	% Change	2025	2025	2024	% Change
G&A Expenses before Stock-Based Compensation	$13,453	$9,491	42	$14,460	$40,056	$31,240	28
G&A Stock-Based Compensation Expense (Recovery)	143	(3,145)	(105)	546	172	6,376	(97)
G&A Expenses, including Stock-Based Compensation	$13,596	$6,346	114	$15,006	$40,228	$37,616	7
(U.S. Dollars Per boe Sales Volumes NAR)
G&A Expenses before Stock-Based Compensation	$3.91	$4.05	(3)	$4.15	$3.84	$4.46	(14)
G&A Stock-Based Compensation Expense (Recovery)	0.04	(1.34)	(103)	0.16	0.02	0.91	(98)
G&A Expenses, including Stock-Based Compensation	$3.95	$2.71	46	$4.31	$3.86	$5.37	(28)

G&A expenses before stock-based compensation on a per boe basis for the three months ended September 30, 2025 decreased by $0.14 or 3% compared to the corresponding period of 2024 due to higher sales volumes mainly driven by the addition of the new Canadian operations. Total G&A expenses before stock-based compensation increased by 42% compared to the corresponding period of 2024, primarily due to the addition of the new Canadian operations and higher business development and consulting cost related to optimization projects.

G&A expenses before stock-based compensation on a per boe basis for the nine months ended September 30, 2025, decreased by $0.62 or 14% compared to the corresponding period of 2024 due to higher sales volumes mainly driven by the addition of the new Canadian operations. Total G&A expenses before stock-based compensation increased by 28% compared to the corresponding period of 2024, primarily due to the addition of the new Canadian operations.

Compared to the prior quarter, G&A expenses before stock-based compensation decreased by 7% or $0.24 per boe due to lower business development cost.

G&A expenses after stock-based compensation for the three and nine months ended September 30, 2025, increased by 114% and 7% or $1.25 and decreased $1.52 per boe compared to the corresponding periods of 2024, due to higher stock-based compensation attributed to a higher share price during the current periods and the addition of the new Canadian operations.

Compared to the prior quarter, G&A expenses after stock-based compensation decreased by 9% or $0.34 per boe due to a recovery from a lower share price.

G&A Expenses Before Stock-Based Compensation

$20.0
$15.0
$10.0
$5.0
$ Millions
$10.00
$7.50
$5.00
$2.50
$ / BOE
$9.5
$10.2
$12.1
$14.5
$13.5
$4.05
$3.36
$3.46
$4.15
$3.91
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
G&A Expenses before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/BOE)

Foreign Exchange Gains and Losses

For the three and nine months ended September 30, 2025, we had a $0.3 million loss and $7.8 million loss on foreign exchange compared to a $3.1 million gain and $8.3 million gain on foreign exchange in the corresponding periods of 2024 and a $3.7 million loss on foreign exchange in the prior quarter. Accounts payable, taxes receivable and payable and deferred income taxes are considered monetary items and require translation from local currencies to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange gains and losses in the periods.

Foreign exchange
$5.0
$2.5
$—
$(2.5)
$(5.0)
$ Millions
4,400
4,200
4,000
3,800
COP to USD
4,164
4,409
4,193
4,070
3,901
$(3.1)
$(0.5)
$3.8
$3.7
$0.3
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Foreign Exchange loss (gain)
COP to USD Exchange Rate

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and nine months ended September 30, 2025 and 2024 and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2025	2024	2025	2025	2024
Change in the U.S. dollar against the Colombian peso	weakened by	comparable	weakened by	weakened by	strengthened by
	4%	—%	3%	12%	9%
Change in the U.S. dollar against the Canadian dollar	strengthened by	weakened by	weakened by	weakened by	strengthened by
	2%	1%	5%	3%	2%

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024	2025	2024
(Loss) Income before income tax	$(31,226)	$21,900	$(55,046)	$66,516

Current income tax expense	$4,022	$15,217	$14,482	$61,422
Deferred income tax (recovery) expense	(15,298)	5,550	(17,557)	(32,332)
Income tax expense (recovery) expense	$(11,276)	$20,767	$(3,075)	$29,090

Effective tax rate	36%	95%	6%	44%

Current income tax expense was $14.5 million for the nine months ended September 30, 2025, compared to $61.4 million in the corresponding period of 2024, primarily due to lower taxable income.

The deferred tax for the nine months ended September 30, 2025, was a recovery of $17.6 million mainly due to an increase in deductible temporary differences arising from tax losses generated during the period. These were partially offset by higher tax depreciation relative to accounting depreciation.

For the nine months ended September 30, 2024, the deferred income tax was a recovery of $32.3 million, primarily as a result of the recognition of additional tax losses resulting from a tax planning strategy.

For the nine months ended September 30, 2025, the difference between the effective tax rate of negative 6% and the 35% statutory tax rate was primarily due to permanent differences and valuation allowance. This was partially offset by an increase in the impact of foreign taxes.

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

Net (Loss) Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Three Months Ended September 30, 2025, Compared with Three Months Ended June 30, 2025	% change	Three Months Ended September 30, 2025, Compared with Three Months Ended September 30, 2024	% change	Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024	% change
Net (loss) income for the comparative period	$(12,741)		$1,133		$37,426
Increase (decrease) due to:
Sales price	2,099		(15,375)		(144,810)
Sales volumes	(2,202)		(13,394)		49,713

Oil, natural gas and NGL sales - Canada Operations	—		26,650		87,322
Expenses:
Operating	(12,524)		(22,319)		(50,027)
Transportation	197		(386)		843
Export tax	(2,630)		(2,630)		(2,630)
Cash G&A	1,007		(3,962)		(8,816)
Net lease payments	(567)		(586)		(662)
Interest, excluding amortization of deferred financing fees	(894)		(4,395)		(13,325)
Realized foreign exchange	(1,547)		(3,152)		(5,544)
Other cash income	891		1,268		1,645
Cash settlement on derivative instruments	5,830		7,461		9,535
Transaction costs	—		1,459		1,459
Current taxes	(1,827)		11,195		46,940
Interest income	(54)		(487)		(1,520)
Net change in funds flow from operations(1) from comparative period	(12,221)		(18,653)		(29,877)
Expenses:
Depletion, depreciation and accretion	3,654		(9,408)		(38,605)
Deferred tax	17,751		20,848		(14,775)
Amortization of deferred financing fees	(187)		(1,160)		(3,009)
Stock-based compensation	403		(3,288)		6,204
Derivative instruments gain or loss, net of settlements on derivative instruments	(21,928)		(9,527)		964
Unrealized foreign exchange	4,979		(216)		(10,606)
Other gain	(227)		(265)		(355)
Net lease payments	567		586		662
Net change in net loss	(7,209)		(21,083)		(89,397)
Net loss for the current period	$(19,950)	(57)%	$(19,950)	1,861%	$(51,971)	239%
(1) Funds flow from operations is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in "Financial and Operational Highlights" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended September 30, 2025, were $57.3 million.

(Millions of U.S. Dollars)	Colombia	Ecuador	Canada	Total
Exploration:
Drilling and Completions	$7.7	$9.2	$—	$16.9
Civil Works	0.2	2.3	—	2.5
Other	3.2	3	—	6.2
Total Exploration	$11.1	$14.5	$—	$25.6
Development:
Drilling and Completions	$9.4	$0.1	$7.2	$16.7
Facilities	6.5	—	—	6.5
Civil Works	0.4	—	1.6	2.0
Other	5.0	1.1	0.4	6.5
Total Development	$21.3	$1.2	$9.2	$31.7
Total Company	$32.4	$15.7	$9.2	$57.3

During the three months ended September 30, 2025, we drilled the following wells:

	Number of wells (Gross)	Number of wells (Net)
Exploration - Ecuador	1	1
Exploration - Colombia	1	1
Development - Canada	1	0.5
Total Company	3	2.5

During the three months ended September 30, 2025, we spud one exploration well in Ecuador and one in Colombia. As of September 30, 2025, the exploration well drilled in Ecuador was in-progress and in Colombia was a dry well. We also spud one development well in Canada which was in-progress as of September 30, 2025.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	September 30, 2025	% Change	December 31, 2024
Cash and Cash Equivalents	$49,089	(53)	$103,379

Canada and Colombia Credit Facilities	$42,309	(100)	$—

6.25% Senior Notes due 2025	$—	(100)	$24,828

7.75% Senior Notes due 2027	$24,201	—	$24,201

9.50% Senior Notes due 2029	$735,790	—	$737,590

We believe that our capital resources, including cash on hand, cash generated from operations and available borrowings under our credit facilities and prepayment structure, will provide us with sufficient liquidity to meet our strategic objectives and planned capital program for the next 12 months, including the repayment of 25% of the principal amount of 9.50% Senior Notes due October 15, 2026, given the current oil price trends and production levels. Beyond the next 12 months, the Company may require the support of its lenders to renew existing lending arrangements and may also access to capital markets to pursue financing, including for the re-purchase of common stock or the repayment of debt in the future. In accordance with our investment policy, available cash balances are held in our primary cash management banks or may be invested in U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. We believe that our current financial position provides us with the flexibility to respond to both internal growth opportunities and those available through acquisitions. We intend to pursue growth opportunities and acquisitions from time to time, which may require significant capital to be located in basins or countries beyond our current operations, involve joint ventures, or be sizable compared to our current assets and operations.

On October 24, 2025, we, through our wholly owned subsidiary, Gran Tierra Energy Colombia GmbH, entered into crude oil sale and purchase agreement where we will receive an advance of up to $150.0 million related to Ecuador production. An additional advance of $50.0 million is available to the Company, at the sole discretion of the lender and subject to completion of certain conditions.

Credit Facility - Canada

We, through our wholly owned subsidiary Gran Tierra Canada Ltd., have a revolving credit facility with National Bank of Canada dated March 22, 2024 with a borrowing base of C$100.0 million (US$71.8 million as of September 30, 2025) and the available commitment of a C$50.0 million (US$35.9 million as of September 30, 2025) revolving credit facility comprised of C$35.0 million (US$25.1 million as of September 30, 2025) syndicated facility and C$15.0 million (US$10.8 million as of September 30, 2025) of operating facility. The drawn down amounts under the revolving credit facility can either be in Canadian or U.S. dollars and bear interest rates equal to either the Canadian prime rate or U.S. Base Rate plus a margin ranging from 2.00% to 4.00% per annum or for CORRA loans and SOFR loans plus a margin ranging from 3.00% to 5.00% per annum. Undrawn amounts under the revolving credit facility bear standby fee ranging from 0.75% to 1.25% per annum. In each case, the margin or standby fee, as applicable is based on Net Debt to EBITDA ratio of Gran Tierra Canada Ltd. As of September 30, 2025, the outstanding balance under the facility was US$19.9 million (C$30.0 million) and the weighted-average interest rate on borrowings for the three and nine months ended September 30, 2025 was 6.64% and 6.48%, respectively. On July 22, 2025, the borrowing base was redetermined by National Bank of Canada at C$100.0 million, of which available commitment is C$50.0 million.

On October 30, 2025, the existing revolving credit facility was amended to increase available commitment amount from C$50.0 million (US$35.9 million as of September 30, 2025) to C$75.0 million (US$53.9 million as of September 30, 2025) and extend the term to a two-year maturing October 30, 2027. The borrowing base was maintained at C$100.0 million.

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

On October 23, 2025, the existing RBL facility was amended (“ the Amended RBL Facility”) to reduce the borrowing base to $60.0 million and revised certain related terms, including provisions governing borrowings, hedging obligations, and borrowing base redetermination. Under the terms of Amended RBL Facility, we are required to repay any amounts outstanding in excess of $20.0 million upon funding the oil prepayment agreement and the lender may initiate a redetermination of the borrowing base if advances requested by us are in excess of $20.0 million.

As of September 30, 2025 the outstanding balance under the RBL Facility was $24.5 million. For the three and nine months ended September 30, 2025, the weighted-average interest rate on borrowings was 9.05% and 8.79%, respectively.

Under the terms of the facility, we are required to maintain compliance with the following financial covenants:

i.consolidated net debt to consolidated adjusted EBITDA ratio that may not exceed 3.00 to 1.00, and
ii.consolidated interest coverage ratio that may not be less than 2.50 to 1.00

Senior Notes

At September 30, 2025, we had $24.2 million aggregate principal amount of outstanding 7.75% Senior Notes due 2027, and $735.8 million aggregate principal amount of outstanding 9.50% Senior Notes due 2029.

During the nine months ended September 30, 2025, we paid at maturity the remaining principal of $24.8 million of 6.25% Senior Notes due in February 2025 for cash consideration of $25.6 million, including interest payable of $0.8 million.

The principal amount of 9.50% Senior Notes is to be repaid as follows: (i) October 15, 2026, 25% of the principal amount; (ii) October 15, 2027 5% of the principal amount; (iii) October 15, 2028, 30% of the principal amount; and (iv) October 15, 2029, the remainder of the principal amount.

We were in compliance with all applicable covenants related to credit facilities and Senior Notes as of September 30, 2025.

Share Repurchase Program, NCIB

During the three and nine months ended September 30, 2025, we re-purchased nil and 692,804 shares under the 2024 Program at a weighted average price of nil and $5.00 per share (three and nine months ended September 30, 2024 - 371,130 and 1,662,110 shares under the 2023 program at a weighted average price of $9.37 and $7.31 per share). Under the 2024 Program, we were able to re-purchase at prevailing market prices up to 3,545,872 shares of Common Stock, representing approximately 10% of the public float as of October 31, 2024. We cancelled 487,948 held as treasury shares as at December 31, 2024 and cancelled 10,000 shares re-purchased during the nine months ended September 30, 2025. During the period from November 6, 2024 to October 29, 2025, we have re-purchased 1,180,752 shares under the 2024 Program.

Acquisitions and Dispositions

On September 8, 2025, we, through our wholly owned subsidiary, Gran Tierra UK Limited, a United Kingdom limited company, closed the sale agreement for its wholly owned subsidiary, Gran Tierra North Sea Limited (“GTNSL”) to NEO Energy for total consideration of $7.5 million. The deferred income tax asset balance of $7.5 million has been applied against total consideration and resulted in zero gain or loss on sale.

On July 31, 2025, we, through our indirect wholly owned subsidiaries, Gran Tierra Energy Ecuador 1 GmbH and Gran Tierra Energy Ecuador 2 GmbH, have entered into definitive agreements to acquire all of GeoPark Ecuador S.A.’s and Frontera Energy Colombia Corp Sucursal Ecuador’s interests in the Perico and Espejo Blocks (the “Blocks”) and their associated Consortiums (the “Consortiums”).

The aggregate purchase price for the Blocks and Consortiums is $15.5 million, subject to customary working capital adjustments as of the effective date of January 1, 2025. The agreement includes an additional contingent consideration of $1.5 million, payable upon the Perico Block achieving cumulative gross production of two million barrels starting from January 1, 2025. The acquisitions are expected to close upon satisfaction of customary closing conditions, including the receipt of regulatory approvals for closing and operations takeover from the Ministry of Energy of Ecuador. Closing is anticipated no earlier than the fourth quarter of 2025.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents and restricted cash and cash equivalents for the presented:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2025	2024
Sources of cash and cash equivalents:
Net (loss) income	$(51,971)	$37,426
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	205,818	167,213
Interest expense	73,048	56,714
Income tax expense	(3,075)	29,090
Non-cash lease expenses	4,648	4,164
Lease payments	(4,686)	(3,540)
Foreign exchange loss (gain)	7,838	(8,312)
Stock-based compensation expense	172	6,376
Financial instruments loss	(964)	—
Transaction costs	—	1,459
Other loss	355	—
Adjusted EBITDA(1)	231,183	290,590
Current income tax expense	(14,482)	(61,422)
Contractual interest and other financing expenses	(60,864)	(47,539)
Transaction costs	—	(1,459)
Realized foreign exchange (loss) gain	(4,902)	642
Funds flow from operations(1)	150,935	180,812
Proceeds from issuance of Senior Notes, net of issuance costs	—	222,528
Proceeds from exercise of stock options	40	367
Proceeds from disposition of property, plant and equipment	7,500	—
Proceeds from debt, net of issuance costs	48,921	—
Foreign exchange gain on cash and cash equivalents and restricted cash and cash equivalents	—	986
Net changes in assets and liabilities from operating activities	9,867	32,164

	217,263	436,857

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(218,155)	(163,823)
Repayment of long-term debt	(7,743)	—
Purchase of Senior Notes	(1,712)	—
Repayment of Senior Notes	(24,828)	(36,364)
Re-purchase of shares of Common Stock	(3,466)	(12,144)
Settlement of asset retirement obligations	(4,746)	(262)
Lease payments	(8,473)	(9,422)
Foreign exchange loss on cash, and cash equivalents and restricted cash and cash equivalents	(1,299)	—
	(270,422)	(222,015)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(53,159)	$214,842

(1) Adjusted EBITDA and funds flow from operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to note 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices. Sales volume changes, costs related to operations and debt transactions also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes. During the three months ended September 30, 2025, funds flow from operations decreased by 31% compared to the corresponding period of 2024, due to a decrease in Brent price, higher operating expenses and higher transportation cost partially offset by higher sales volumes, lower differentials and lower current income tax expense. Funds flow from operations for the nine months ended September 30, 2025, decreased by 17% compared to the corresponding period of 2024, primarily due to decrease in Brent price, higher operating expenses, higher interest expense partially offset by higher sales volumes, lower differentials and lower current income tax expense.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2024 Annual Report on Form 10-K and have not changed materially since the filing of that document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our principal market risk relates to oil, natural gas and NGL prices which are volatile and unpredictable and influenced by concerns over world supply and demand imbalance and many other market factors outside of our control. Our revenues are from oil sales at Brent or Edmonton Light pricing and for gas at AECO pricing and adjusted for quality. As at September 30, 2025, the Company had 1,782 and 562 weighted average bopd crude volumes hedged up to December 31, 2026, in Colombia and Canada, respectively, as well as 22,500 weighted average GJ/day natural gas volumes hedged for Q4 2025 and 10,000 weighted average GJ/day natural gas volumes hedged for second and third quarters of 2026. The Company entered into an additional 10,000 weighted average GJ/day natural gas derivative from January 01, 2026 up to October 31, 2026 as well as 2,500 weighted average bopd crude volumes from January 01, 2026 up to December 31, 2026, subsequent to the quarter-end, to manage the variability of cash flows associated with the forecasted sale of our production, reduce commodity price risk and provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending.

Foreign Currency Risk

Foreign currency risk is a factor for our Company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. Our reporting currency is U.S. dollars and 82% of our revenues are related to the U.S. dollar price of Brent with the remainder related to Canadian dollar price of WTI oil or AECO gas. In Colombia and Ecuador, we receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures is in U.S. dollars or is based on U.S. dollar prices. The majority of income and value added taxes and G&A expenses in all locations are in local currency. In Canada, we receive 100% of our revenue in Canadian dollar and majority of our capital and operating expenditures are in Canadian dollars or are based on Canadian dollar prices.

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

During the three months ended September 30, 2025, the Company crystallized $80 million nominal USD$ (COP$323,600 million) in outstanding foreign currency derivatives for a gain of $6 million (COP$30,800 million) and as at September 30, 2025 had no outstanding foreign currency derivative positions.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our Canadian revolving credit facility and Colombian reserve-based lending (“RBL”) facility, which bear floating rates of interest. As of September 30, 2025 our outstanding balance under the revolving credit facility was US$19.9 million (C$30.0 million) and $24.5 million under the RBL facility (December 31, 2024 - nil).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule l3a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

On October 31, 2024, the Company completed the acquisition of i3 Energy Plc (“i3 Energy”), a publicly traded oil and gas company that was listed on the TSX venture exchange. i3 Energy’s operations have been included in the consolidated financial statements of Gran Tierra since October 31, 2024. However, Gran Tierra has not yet completed its assessment of the disclosure controls and procedures, and internal controls over financial reporting previously used by i3 Energy, and integrate them with those of Gran Tierra. As a result, the certifying officers have limited the scope of their design of disclosure controls and procedures and internal controls over financial reporting to exclude controls, policies and procedures of i3 Energy (as permitted by applicable securities laws in U.S.). Gran Tierra has a program in place to complete its assessment of the controls, policies and procedures of the acquired operations by October 31, 2025. During the nine months ended September 30, 2025, the assets previously held by i3 Energy, contributed $87.3 million (representing 19%) of total Company’s oil, natural gas and NGL revenue and as at September 30, 2025, there were $291.7 million of total assets associated with acquired entity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-31, 2025		$—	—	2,365,120
August 1-31, 2025		—	—	2,365,120
September 1-30, 2025	—	$—	—	2,365,120
Total	—	$—	—	2,365,120

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

Item 5. Other Information

During the three months ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1†
Second Amended and Restated Credit Agreement, dated as of October 30, 2025, between Gran Tierra Canada LTD., as borrower, the lenders party thereto, and National Bank of Canada, as administrative agent, and National Bank Financial Markets, as lead arranger.†
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

GRAN TIERRA ENERGY INC.

Date: October 30, 2025	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2025	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)