Form 10-K
period 2025-12-31
GRAN TIERRA ENERGY INC.
filed 2026-03-04
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025

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
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No☐

Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $139.3 million.

On February 27, 2026, 35,298,774 shares of the registrant’s Common Stock with $0.001 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2026 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

Auditor Name: KPMG LLP         Auditor Location: Calgary, Canada         Auditor Firm ID: 85

Gran Tierra Energy Inc.

Annual Report on Form 10-K

Year Ended December 31, 2025

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity and financial condition and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “should”, “outlook” or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our ability to realize the anticipated benefits and operating synergies expected from the acquisition of i3 Energy Plc (“i3Energy”); certain of our operations are located in South America and the Company is pursuing activities in other international jurisdictions, including Azerbaijan, and unexpected problems can arise due to guerilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events; global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and natural gas, including inflation and changes resulting from actual or anticipated tariffs and trade policies, global health crises, geopolitical events, including the ongoing conflicts in Ukraine, the Middle East and Venezuela, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC, and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a prolonged decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predict which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute our business plan, which may include acquisitions and realize expected benefits from current or future initiatives, such as the expected effectiveness of the exploration and development production sharing agreement (“EDPSA”) in Azerbaijan and the timing and execution of the related exploration program; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability to access debt or equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt; our ability to comply with financial covenants in our indentures and make borrowings under our credit agreement; and those factors set out in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) and, except as otherwise required by the securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to, or to withdraw, any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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
(i)The area of the reservoir considered as proved includes:
(A)The area identified by drilling and limited by fluid contacts, if any; and
(B)Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data.
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

PART I

Items 1 and 2. Business and Properties

General

Gran Tierra Energy Inc., together with its subsidiaries (“Gran Tierra”, “the Company”, “us”, “our”, or “we”), is a company focused on oil and gas exploration and production, with assets in Colombia, Canada and Ecuador. Our Colombian properties represented 46%, our Canadian properties represented 38%, and our Ecuadorian properties represented 16% of our proved reserves NAR at December 31, 2025 and for the year ended December 31, 2025, 70% (2024 - 93%, 2023 -97%) of our revenue was generated in Colombia, 19% of our revenue was generated in Canada (2024 - 3% and 2023 - nil) and 11% (2024 - 4%, 2023 - 3%) of our revenue was generated in Ecuador.

We were incorporated under the laws of the State of Nevada in June 2003 and changed our state of incorporation to the State of Delaware in October 2016.

All dollar ($) amounts referred to in this Annual Report on Form 10-K are United States (U.S.) dollars, unless otherwise indicated.

2025 Operational Highlights

During the year ended December 31, 2025, we drilled 22 gross wells (13 development, two service and seven exploration), 12 in Colombia (eight net), four in Ecuador and six in Canada (three net), and incurred capital expenditures of $256.3 million, of which $149.1 million were incurred in Colombia, $62.3 million in Ecuador and $44.1 million in Canada, with the remainder comprised of administrative assets incurred by the corporate entity.

In Colombia, seven wells were drilled in the Suroriente Block, three in the Chaza Block, one in the Llanos-85 Block and one in the Alea 1848-A Block. In Ecuador, two wells were drilled in the Charapa Block and two in the Iguana Block. In Canada, we drilled six wells; four in the Simonette area and two in the Clearwater area. As at December 31, 2025, of the exploration and development wells drilled, sixteen were producing, two were service wells, one well in the Suroriente Block was in-progress and three wells in the Llanos-85 Block, the Alea 1848-A Block and the Suroriente Block in Colombia were dry.
2026 Outlook

Our Colombian, Canadian and Ecuadorian development expenditures are expected to represent approximately 60%, 30% and 10% of our 2026 capital program.

The table below shows the break-down of our 2026 capital program:

	Number of Wells (Gross)	Number of Wells (Net)	2026 Capital Budget ($ million)
Development - Colombia	4 - 5	2 - 3	70 - 90
Development - Canada	4 - 5	2 - 3	35 - 45
Development - Ecuador	—	—	15 - 25
	8 - 10	4 - 6	120 - 160

Our base capital program for 2026 is $120 million to $160 million, with over 90% attributed to development activities. Based on the mid-point of the 2026 guidance, approximately 20% of the development activities included in the 2026 capital program are expected to be directed to facilities to support future production growth and enhance recovery factors.

We expect cash flows from operations to fully fund our 2026 capital program, assuming average Brent oil prices of $65.00 per boe, WTI oil prices of $61.00 per boe and average AECO natural gas prices of C$3.00 per mcf, together with expected production of 42,000 to 47,000 boepd.

We commenced the execution of our 2026 capital program as planned, and as of February 27, 2026 drilled one well in the Cohembi field in Colombia and three wells in the Simonette area in Canada. Subsequent to December 31, 2025, the entire interest in Simonette was divested.

Business Strategy

We are an exploration and production company focused on hydrocarbon development in proven, under-explored conventional basins which have access to established infrastructure and competitive fiscal regimes. Our mandate is to develop high-value resource opportunities to deliver top-quartile returns. We intend to continue to high-grade our portfolio, with a continued focus on operational excellence, safety, and stakeholder returns. Gran Tierra is focused on continuing to build a diversified portfolio with longevity being paramount. We are constantly high grading our portfolio with the objective to maximize value for stakeholders, through the investments in and divestitures of oil and gas assets. The senior management team has a proven track record in developing technically difficult reservoirs, enhanced oil recovery, and operating in remote locations in demanding jurisdictions. We aim to have a meaningful and sustainable impact through social investments within the communities we operate. Our “Beyond Compliance Policy” focuses on our commitments to environmental, social, and governance excellence.

Capital allocation is anchored in generating sustainable free cash flow and deploying that cash toward meaningful debt reduction.

Oil and Gas Properties - Colombia and Ecuador

As of December 31, 2025, excluding blocks subject to relinquishment, we had interests in 20 blocks in Colombia, five blocks in Ecuador, and were the operator of 24 of these blocks.

Oil and Natural Gas Properties - Canada

As of December 31, 2025, we held interests in 12 areas in Canada of which the entire interest in Simonette was divested subsequent to year-end and as of February 27, 2026 we held interest in 11 areas in Canada and were the operator of 70% across all the areas.

Exploration Blocks & Commitments

The following table provides a summary of our exploration commitments for certain blocks as of December 31, 2025:

Basin	Block	Current Phase	Remaining Commitments, Current Phase
Colombia
Putumayo	PUT-1	2*	two exploration wells
Putumayo	PUT-4	1*	one exploration well
Putumayo	PUT-7	2	143.33 km 3D seismic, one exploration well
Putumayo	PUT-10	1*	73 km 2D seismic, two exploration wells
Putumayo	NBM	N/A**	two exploration wells
Llanos	LLA-1	1*	98 km2 3D seismic, one exploration well
Llanos	LLA-22	1 & 2*	85 km2 3D seismic, one exploration well (45% working interest)
Llanos	LLA-70	1*	163 km2 3D seismic, one exploration well
MMV	VMM-24	1	50 km2 3D seismic, 100 km 2D seismic reprocessing, 100 km aerogeophysics, 100 km2 remote sensing, 80 km2 surface geochemistry, one exploration well

* As of December 31, 2025, exploration has been suspended due to licensing restrictions, security issues or social reasons.
** As of December 31, 2025, exploration commitments in the exploration block are not subject to phasing.

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

Additional high price rights (“HPR”) are applicable for exploration and production contracts signed under the new ANH oil regulatory regime in 2004 and onwards when cumulative gross production from an exploitation area is greater than 5 MMbbls of oil and WTI reference price exceeds the trigger price defined in the contract. The HPR is calculated using the associated production multiplied by the Q factor, which is calculated as follows:

Q factor = (WTI price - Base Price (1))/WTI Price * S(2)

(1) Base Price is determined annually by the ANH, based on a formula defined in the contract. For 2025 and 2024, the base price was set as follows:

	Year Ended December 31,
	2025	2024
Quality (Oil API)	Base Price ($/boe)
< 10 [o]	Nil	Nil
10[o] to 15[o]	69.42	68.69
15[o] to 22[o]	48.59	48.08
22[o] to 29[o]	46.85	46.36
> 29[o]	45.1	44.62

At December 31, 2025, HPR was applicable to our production from the Costayaco and Moqueta exploitation areas in the Chaza Block, the Acordionero Exploitation Area in the Midas Block, and the Llanos-22 Block.

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

We currently hold Participation Sharing Contracts (“PSC”) for the five Blocks (Charapa, Chanangue, Iguana, Perico and Espejo) in the Oriente Basin in Ecuador. Unlike traditional PSCs, these contracts do not include cost oil or royalties. Instead, the entire production is placed into a profit-sharing pool that is split between the Company and the government based on a percentage derived from a biddable price component and a production component. The biddable price component is a sliding scale that is based on the Oriente oil price ranging from $30 per boe to $120 per boe, with the Company’s production share varying between 40% and 87.5%, respectively. The Company’s share in production would only drop below 50% if the Oriente oil prices exceed $100 per boe. The production component is a tier-based mechanic increasing from 0% to 6% based on the PSC’s daily production. Additionally, sales of crude oil are subject to Amazon Fund royalty equal to 4% of the sale price. For the year ended December 31, 2025, the share of production retained by the government of Ecuador was recorded as royalties in-kind and Amazon Fund royalties were paid in cash and recorded as a reduction of revenue.

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

The Alberta royalty regime governs the compensation oil and natural gas producers pay to the provincial government for extracting resources, ensuring revenues for the province while promoting industry investment and competitiveness. For conventional oil and natural gas, royalties are calculated using a sliding scale that considers commodity prices, production volumes, and well characteristics such as depth and density. Higher prices and production levels result in higher royalty rates, while lower production or market prices trigger reduced rates. Conventional oil royalties can range from 0% to 40%, while natural gas royalties are similarly adjusted based on productivity, price, and natural gas composition. Newly drilled wells benefit from an initial flat 5% royalty rate until they reach a specified payout or until they reach a specified production cap, enabling quicker cost recovery. The Modernized Royalty Framework, introduced in 2017, applies to wells drilled on or after January 1, 2017. Under this system, producers initially pay a flat 5% royalty rate until cumulative revenues equal standardized well drilling and completion costs, known as the "C* cost allowance." Once these costs are recovered, royalties increase on a sliding scale based on commodity prices and production levels, ensuring the system adjusts to economic conditions while maintaining a stable revenue stream for the province. To further encourage resource development, Alberta’s regime includes targeted incentives, such as royalty reductions for enhanced oil recovery projects and credits for deep drilling, particularly in natural gas exploration. These measures balance the province’s economic interests with the need to attract ongoing investment and maintain competitiveness in the energy sector. All of the Company’s Canadian production is in Alberta and all wells drilled in 2025 were in Alberta.

Administrative Facilities

Our principal executive office is located in Calgary, Alberta, Canada. Our principle Calgary office lease will expire on November 30, 2028. Our office leases in Colombia and Ecuador will expire on February 28, 2031, and May 31, 2029, respectively.

Estimated Reserves

Our 2025 reserves were evaluated independently by McDaniel & Associates (“McDaniel”). McDaniel was established in 1955 as an independent Canadian consulting firm and has been providing oil and natural gas reserves evaluation services to the world’s petroleum industry for the past 70 years. They have internationally recognized expertise in reserves evaluations, resource assessments, geological studies, and acquisition and disposition advisory services. McDaniel’s office is located in Calgary, Canada. The technical person primarily responsible for the preparation of our reserves estimates at McDaniel meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Proved reserves are reserves which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expires, unless evidence indicates that renewal is reasonably certain. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, we and the independent reserve engineers employed technologies that have been demonstrated to yield results with consistency and repeatability. Estimates of proved reserves are generated through the integration of relevant geological, engineering, and production data, utilizing technologies that have been demonstrated in the field to yield repeatable and consistent results as defined by the SEC regulations. Data used in these integrated assessments included information obtained directly from the subsurface through wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements, such as seismic data. The tools used to interpret the data included proprietary and commercially available seismic processing software and commercially available reservoir modeling and simulation software. Reservoir parameters from analogous reservoirs were used to increase the quality of and confidence in the reserves estimates when available. The method or combination of methods used to estimate the reserves of each reservoir was based on the unique circumstances of each reservoir and the dataset available at the time of the estimate. Probable reserves are reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Estimates of probable reserves which may potentially be recoverable through additional drilling or recovery techniques are by nature more uncertain than estimates of proved reserves and accordingly are subject to substantially greater risk of not actually being realized by us. The probable reserves that have been assigned as of December 31, 2025, were based on both the greater percentage of recovery of the hydrocarbons in place than assumed for proved reserves, as well as the areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain. Possible reserves are reserves that are less certain to be recovered than probable reserves. Estimates of possible reserves are also inherently imprecise. Estimates of probable and possible reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes, and other factors. The possible reserves that have been assigned as of December 31, 2025, were based on both the greater percentage of recovery of the hydrocarbons in place than assumed for probable reserves as well as to areas of a reservoir adjacent to probable reserves where data control or interpretations of available data are less certain.

The following table sets forth our estimated reserves NAR located in Colombia, Ecuador and Canada as of December 31, 2025:

	Oil	Natural Gas	NGL	Total
Reserves Category	(Mbbl)	(MMcf)	(Mboe)	(Mboe)
Proved
Colombia	30,712	—	—	30,712
Ecuador	4,082	—	—	4,082
Canada	5,680	80,777	9,421	28,564
Total proved developed reserves	40,474	80,777	9,421	63,358
Colombia	20,321	—	—	20,321
Ecuador	13,954	—	—	13,954
Canada	4,549	38,243	3,061	13,984
Total proved undeveloped reserves	38,824	38,243	3,061	48,259
Total proved reserves	79,298	119,020	12,482	111,617

Probable (1)
Colombia	8,577	—	—	8,577
Ecuador	1,385	—	—	1,385
Canada	1,730	27,547	3,064	9,385
Total probable developed reserves	11,692	27,547	3,064	19,347
Colombia	18,120	—	—	18,120
Ecuador	17,220	—	—	17,220
Canada	6,901	121,682	12,137	39,319
Total probable undeveloped reserves	42,241	121,682	12,137	74,659
Total probable reserves	53,933	149,229	15,201	94,006

Possible (1)
Colombia	7,195	—	—	7,195
Ecuador	1,304	—	—	1,304
Canada	2,093	29,207	3,305	10,266
Total possible developed reserves	10,592	29,207	3,305	18,765
Colombia	11,370	—	—	11,370
Ecuador	13,330	—	—	13,330
Canada	2,761	39,664	3,469	12,841
Total possible undeveloped reserves	27,461	39,664	3,469	37,541
Total possible reserves	38,053	68,871	6,774	56,306

(1) Estimates of probable and possible reserves are more uncertain than proved reserves, but have not been adjusted for risk due to that uncertainty. Accordingly, estimates of probable and possible reserves are not comparable and have not been, or should not be, summed arithmetically with each other or with estimates of proved reserves.

Product Prices Used in Reserves Estimates

The product prices that were used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions and/or distance from market. The average realized prices for reserves in the report are based on unweighted arithmetic average price, as of the first-day-of-the-month, for the 12-month period ended December 31, 2025:

Oil ($/boe) - Colombia	$57.32
Oil ($/boe) - Ecuador	$63.05
Oil ($/boe) - Canada	$56.77
Natural Gas ($/Mcf) - Canada	$1.27
Condensate ($/boe) - Canada	$62.74
NGLs ($/boe) - Canada	$21.01
ICE Brent - average of the first day of each month price for the 12-month period	$69.38

These prices should not be interpreted as a prediction of future prices. We do not represent that this data is the fair value of our oil and natural gas properties or a fair estimate of the present value of cash flows to be obtained from their development and production.

Proved Undeveloped Reserves

As at December 31, 2025, we had total proved undeveloped reserves NAR of 48.3 MMBOE (December 31, 2024 - 66.9 MMBOE), which were 42% in Colombia, 29% in Canada and 29% in Ecuador (December 31, 2024 – 44% in Colombia, 44% in Canada with the remainder in Ecuador). Approximately 20%, 8%, and 9% for a total of 37% of proved undeveloped reserves are located in our Acordionero, Costayaco fields and Suroriente Block, respectively, in Colombia, 12% located in the Chanangue Block in Ecuador and 15% in the Simonette area in Canada. None of our proved undeveloped reserves at December 31, 2025, have remained undeveloped for five years or more since initial disclosure as proved reserves, and we have adopted a development plan which indicates that the proved undeveloped reserves are scheduled to be drilled within five years of initial disclosure as proved reserves.

Changes in proved undeveloped reserves during the year ended December 31, 2025 are shown in the table below:

	Colombia - Oil Equivalent (MMBOE)	Ecuador - Oil Equivalent (MMBOE)	Canada - Oil Equivalent (MMBOE)	Total Company - Oil Equivalent (MMBOE)
Balance, December 31, 2024	29.5	7.8	29.6	66.9
Acquisitions	—	1.6	—	1.6
Converted to proved producing	(3.6)	(0.4)	(0.7)	(4.7)
Technical and economic revisions	(5.6)	0.6	(16.9)	(21.9)
Extensions and discoveries	—	4.3	2.0	6.3
Balance, December 31, 2025	20.3	14.0	14.1	48.3

Changes in proved undeveloped reserves during the year ended December 31, 2025, shown in the table above primarily resulted from the following significant factors:

Acquisitions
In 2025, we acquired 1.6 MMBOE of proved undeveloped reserves in the Perico Block in Ecuador.

Converted to Proved Producing
In 2025, we converted 4.7 MMBOE, or 7% of 2024 proved undeveloped reserves to developed status (2.0 MMBOE in the Cohembi field in Colombia, 1.6 MMBOE in the Costayaco field in Colombia, 0.4 MMBOE in Ecuador and 0.7 MMBOE in the Simonette area in Canada). In 2025, the conversion of proved producing volumes was a result of capital expenditures of $53.7 million associated with drilling four wells in the Suroriente Block, three wells in the Chaza Block, one well in Ecuador and three wells in Canada.

Technical and Economic Revisions
During the year ended December 31, 2025, there was an overall negative revision of 21.9 MMBOE proved undeveloped reserves, of which 5.6 MMBOE were deducted in Colombia primarily due to the removal of undeveloped drilling locations in minor properties, 16.9 MMBOE deducted in Canada resulted from the reclassification of certain drilling locations from reserves to contingent resources to better align development timing with prevailing commodity price assumptions and expected activity levels and 0.6 MMBOE added in Ecuador, associated with production type curve improvements in the Charapa Block.

Extensions and Discoveries
We added 6.3 MMBOE to proved undeveloped reserves during the year ended December 31, 2025, of which 2.0 MMBOE were in Canada and 4.3 MMBOE in Ecuador. In Canada, we had extensions in the Simonette and Clearwater areas. In Ecuador, we had discoveries of 0.5 MMBOE in the Iguana Block, 0.6 MMBOE in the Chanangue Block and 3.3 MMBOE in the Charapa Block.

Production, Revenue and Price History

Certain information concerning production, prices, revenues, and operating expenses for the years ended December 31, 2025, 2024, and 2023, is set forth in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the “Supplementary Data (Unaudited)” provided following our Financial Statements in Item 8, which information is incorporated by reference here.

The following table presents NAR oil, natural gas and NGL production, average sales prices, and operating expenses per boe of NAR oil production from our major fields (Acordionero, Costayaco, Moqueta, Cohembi) located in Colombia and total for all our properties for the three years ended December 31, 2025, 2024, and 2023, respectively:

	Acordionero (1)	Costayaco (1)	Moqueta (1)	Cohembi (1)	Total for all properties (2)
Year Ended December 31, 2025
Oil, natural gas and NGL production NAR boe	4,030,642	1,684,422	264,881	925,959	14,031,643
Average sales price of oil per boe	$58.82	$53.26	$52.17	$50.89	$42.53
Operating expenses of oil per boe (3)	$16.73	$24.35	$51.85	$29.27	$18.94

Year Ended December 31, 2024
Oil, natural gas and NGL production NAR boe	4,439,201	2,191,332	564,288	824,546	10,207,636
Average sales price of oil per boe	$67.58	$64.17	$65.97	$64.55	$60.92
Operating expenses of oil per boe (3)	$18.19	$16.47	$29.12	$34.08	$21.63

Year Ended December 31, 2023
Oil, natural gas and NGL production NAR boe	4,924,313	1,690,718	666,827	1,069,585	9,526,270
Average sales price of oil per boe	$67.82	$66.41	$66.57	$65.23	$66.86
Operating expenses of oil per boe (3)	$13.68	$17.22	$24.34	$32.02	$21.14
(1) 100% of product sales were oil.
(2) Includes natural gas production from Canada operations of 16,486,076 Mcf (2,747,679 boe) for the year ended December 31, 2025 2,781,141 Mcf (463,524 boe) for the year ended December 31, 2024, and the de minimis natural gas production from non-core properties from Colombia of 9,682 Mcf (1,614 boe) for the year ended December 31, 2023.
(3) Operating expenses include operating and transportation expenses.

We prepared the estimate of a standardized measure of proved reserves in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 932, “Extractive Activities – Oil and Gas.”

Drilling Activities

The following table summarizes the results of our exploration and development drilling activity for the past three years. Wells labeled as “In Progress” for a year were in progress as of December 31, 2025, 2024, or 2023. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and natural gas reserves generated thereby or the costs to Gran Tierra of productive wells compared to the costs of dry holes.

	2025		2024		2023
	Gross	Net	Gross	Net	Gross and Net
Colombia

Exploration
Productive	1.0	0.5	—	—	—
Dry	2.0	2.0	—	—	—

Development
Productive	6.0	4.4	10.0	10.0	15.0
Dry	1.0	0.5	—	—	—
In-progress	1.0	0.5	—	—	2.0

Service
Water injectors	1.0	0.5	4.0	4.0	8.0
	12.0	8.4	14.0	14.0	25.0

Ecuador

Exploration
Productive	4.0	4.0	6.0	6.0	—
In-progress	—	—	1.0	1.0	—
	4.0	4.0	7.0	7.0	—

Canada

Development
Productive	5.0	2.2	2.0	1.3	—
In-progress	—	—	7.0	4.2	—

Service
Water injectors	1.0	0.3	—	—	—
	6.0	2.5	9.0	5.5	—
Total	22.0	14.9	30.0	26.5	25.0

Well Statistics

The following table sets forth our productive wells as of December 31, 2025:

	Oil Wells		Natural Gas Wells
	Gross	Net	Gross	Net
Colombia (1)	320	284	2	1
Canada (2)	1,964	803	1,947	890
Ecuador	27	27	—	—
	2,311	1,114	1,949	891

(1) Includes 87 gross and 82 net water injector wells and 95 gross and 94 net wells with multiple completions.
(2) Includes 274 gross and 78 net water injector wells.
(3) Includes five gross and net wells with multiple completions.

Developed and Undeveloped Acreage

At December 31, 2025, our gross acreage was located 47% in Colombia, 46% in Canada and 7% in Ecuador and the following table sets forth our developed and undeveloped oil and natural gas lease and mineral acreage as of that date:

	Developed		Undeveloped (2)		Total
	Gross	Net	Gross	Net	Gross	Net
Colombia (1)(2)	320,048	227,910	868,619	859,076	1,188,667	1,086,986
Ecuador (3)	—	—	171,610	153,892	171,610	153,892
Canada	824,030	389,944	335,673	180,008	1,159,703	569,952
Total	1,144,078	617,854	1,375,902	1,192,976	2,519,980	1,810,830
(1) Excludes our interest in one Block with a total of 0.1 million net acres for which government approval of relinquishment or sale was pending at December 31, 2025.
(2) As of December 31, 2025, the exploration phase for 0.3 million gross and net undeveloped acres expires within the next three years, with an option to extend the exploration phase for 50% of the expired area.
(3) During the year ended December 31, 2025, the production in Ecuador was under the evaluation permits of exploration phase, and therefore the entire acreage for Ecuador is reported as undeveloped.

Marketing and Major Customers

Colombia represents approximately 53% of our production, with oil reserves and production mainly located in the Middle Magdalena Valley (“MMV”) and Putumayo Basin. In MMV, our largest field is the Acordionero field, where we produce approximately 17.9° API oil, which represented 29% of the total Company’s production for the year ended December 31, 2025. Putumayo production is approximately 27° API for the Chaza Block and 18° API for the Suroriente Block, representing 14% and 7%, respectively, of the total Company’s production for the year ended December 31, 2025.

We have sales agreements for our production from MMV and the Putumayo Basin with one international marketer for selling crude oil for export purposes expiring on September 30, 2029. The volume of crude oil contemplated in this sales agreement does not include the volume of oil corresponding to royalties taken in-kind and, since October 2022, does include volumes relating to HPR royalties. The loss of any individual sales customer will not have a material adverse impact on our Company as customers can be substituted or we could market the crude directly ourselves.

All of our Putumayo production is sold at the wellhead. In order to capture the best market value and optimize our netback, our marketing strategy is to sell a blend “Chaza Heavy” of the entire Putumayo production with an average quality between 23 and 25° API. Production from the Acordionero field in MMV is trucked and sold at various terminals or pipeline inlets and various distances from the Acordionero field, depending on our marketing strategy to optimize the value.

In Ecuador, Chanangue Block produces between 18° and 21° API oil, Charapa Block produces between 24 and 26° API oil, Iguana Block produces approximately 28° API oil and Perico Block, acquired in December 2025, produces approximately 26° API. We have a sales agreement covering our entire Ecuadorian production with a single international marketer, under which the product is sold at the port of shipment, and which is set to expire on September 30, 2029. For the year ended December 31, 2025, Ecuador contributed 11% of the total Company’s production.

For our Canadian operations, marketing activities are focused on maximizing the value of production from our core assets, including the Simonette, Central Alberta, Wapiti, and Clearwater regions. Our Canadian oil production is approximately 40° API. Our strategy prioritizes minimizing production curtailments, maximizing realized commodity prices, and managing credit risk exposure across our customer base. Our production, consisting of crude oil, natural gas, and NGLs, is primarily sold to marketers and aggregators. Prices realized are based on prevailing regional market indices, influenced by supply-demand fundamentals, transportation infrastructure, and competing energy sources. Our Canadian sales were 37% of the total Company’s production for the year ended December 31, 2025.

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

Geographic Information

We have three reportable segments based on the geographic organization: Colombia, Ecuador and Canada. Long-lived assets are Property, Plant and Equipment, which include all oil, natural gas and NGL assets, furniture and fixtures, automobiles, computer equipment, and capitalized leases. No long-lived assets are held in our country of domicile, which is the United States of America. Assets held by our corporate head office in Calgary, Alberta, Canada, were not significant as of December 31, 2025, and 2024 and were included in the “Other” category which represents the Company’s corporate activities. Because all of our exploration and development operations are in Colombia, Ecuador and Canada, we face many risks associated with these operations. See Item 1A “Risk Factors” for risks associated with our foreign operations.

Regulation

The oil and gas industry in Colombia, Ecuador and Canada is heavily regulated. Rights and obligations relating to exploration, development, and production activities are explicit for each project; economics are governed by a royalty and tax regime. Various government approvals are required for property acquisitions and transfers, including, but not limited to, meeting financial and technical qualification criteria in order to be certified as an oil and gas company in the country. Oil and gas concessions are typically granted for fixed terms with an opportunity for extension. In Alberta, the Alberta Energy Regulator (“AER”) is the single regulator of oil and gas development in Alberta and, through its numerous Directives, oversees all aspects of the regulatory process, including operations related to exploration, construction and development, abandonment, reclamation, and remediation activities. The AER oversees compliance with the Oil and Gas Conservation Act, Public Lands Act, Mines and Minerals Act, Water Act and the Environmental Protection and Enhancement Act by oil and gas operators. The AER operates in conjunction with Alberta Environment and Parks to ensure the province's environmental, social and economic targets are met. Alberta Environment and Parks is also responsible for climate change-related regulations such as the Alberta Technology Innovation and Emissions Reduction program.

Colombia Administration

We operate in Colombia through Colombian branches of the following entities: Gran Tierra Energy Colombia GmbH and Gran Tierra Operations Colombia GmbH. These entities are currently qualified as operators of oil and gas properties by the ANH. The entities operate under a special regime for hydrocarbon companies in Colombia that entitle them to collect proceeds from oil sales abroad in U.S. dollars and import such into Colombia for payments in local currency.

In Colombia, the ANH is the administrator of the hydrocarbons in the country, as delegated by the Ministry of Mining and Energy, and therefore is responsible for the administration of Colombian oil and natural gas contracts and management of all of the nation’s exploration and exploitation lands. Ecopetrol, the Colombian national oil company, is a public company listed in the Colombian and United States stock markets, owned in majority by the state with the main purpose of exploring and producing hydrocarbons similar to any other integrated oil company. In addition, Ecopetrol is a major purchaser and marketer of oil in Colombia and directly or through its subsidiaries operates most of the oil pipeline transportation and refining infrastructure in the country. Ecopetrol Group also owns a majority stake in the Colombian energy transmission sector. Companies can also have joint exploration and exploitation contracts with Ecopetrol.

The ANH uses various forms of contracts, which provide full risk/reward benefits for the contractor. Under the terms of these contracts, the operator retains the right to produce all reserves, production, and income from any new exploration and evaluation block, subject to existing royalty and tax regulations. Each contract contains an exploration and a production period. The exploration period contains a number of exploration phases, and each phase has an associated work commitment. The production period usually lasts 24 years from the declaration of a commercial hydrocarbon discovery. Such contracts may be terminated at election of the ANH on the failure of the contract holder to comply with certain material terms of the contract, such as failure to perform committed exploration operations or investments in accordance with the contract. Ecopetrol uses various forms of contracts, which contain exploration and development phases. Duration of contracts can be life of field or up to a specific date and the terms of such contracts vary depending on the type of contract. Under the Ecopetrol contract, the partner retains its working interest rights to produce all reserves, production and income from any new exploration and evaluation block, subject to existing royalty and tax regulations during the duration of such contract.

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

Ecuador Administration

We operate three Blocks in Ecuador through the Ecuadorian branch of Gran Tierra Energy Colombia, GmbH (“GTEC”) and two newly acquired consortium Blocks through Ecuadorian Branches Gran Tierra Energy 1 GmbH (51%) and Gran Tierra Energy 2 GmbH (49%).

In Ecuador, the Ministry of Environment and Energy (“MEE”) is the entity responsible for executing exploration and production oil and natural gas contracts. The technical regulator of such contracts and other hydrocarbon matters is the Agency for Regulation and Control of Energy and Non-Renewable Natural Resources.

Hydrocarbons Law provides four contract types: service, association, production and sharing and marginal blocks. MEE has currently in force service and production sharing contracts for the exploration and/or exploitation of hydrocarbons (“PSC’s”). GTEC currently holds three PSC’s which provide for full risk for the contractor and production sharing with MEE. PSC’s are divided into a four-year exploration period (which may be extended for two years on certain grounds such as delays on licensing procedures) and up to 20 years of production. Each period has minimum associated work commitments. In the second quarter of 2021, we received a two-year extension of the exploration period for all three Participation Contracts, under the aforementioned provision. The production period begins with the approval of a development plan for one of several commercial hydrocarbon discoveries. Such contracts may be terminated at the election of the MEE on the failure of the contract holder to comply with certain material terms of the contract, such as failure to perform committed exploration or production activities in accordance with the contract.

When operating under a PSC, the contractor holds title to its share of the hydrocarbon once it is distributed by the parties at a specific point called the auditing point. Until such point, the contractor is responsible and shall pay transportation costs. Afterwards, contractor and MEE pay transportation costs separately in accordance with their shares. Marketing costs are paid entirely by the contractor for its production share. At the auditing point, risks and titles are passed to the contractor for its production share, and MEE becomes responsible as well for its volumes. During 2025, we completed all exploration commitments under our existing three contracts, submitted future development plans for Chanangue and Iguana Blocks with Ecuadorian government and successfully received the approval for both Blocks. In 2025 we acquired 100% working interests in the Perico and Espejo Blocks and currently are the operator in all five Blocks in Ecuador.

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

Environmental Compliance

Our activities are subject to laws and regulations governing environmental compliance quality, waste and pollution control in the countries where we maintain operations. Our activities with respect to exploration, drilling, production facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing oil and other products, are subject to stringent environmental regulation by regional and federal authorities in Colombia, Ecuador and Canada. Such regulations relate to mandatory environmental impact studies, the discharge of pollutants into air and water, water use and management, the management of non-hazardous and hazardous waste, including its transportation, storage and disposal permitting for the construction of facilities, recycling requirements and reclamation standards, and the protection of certain plants and animal species as well as cultural resources and areas inhabited by indigenous people, among others. Risks are inherent in oil and gas exploration, development and production operations. These risks include blowouts, fires and spills. Significant costs and liabilities may be incurred in connection with environmental compliance issues. Licenses and permits required for our exploration and production activities may not be obtainable on reasonable terms or on a timely basis, which could result in delays and have an adverse effect on our operations. Spills and releases of petroleum products into the environment can result in remediation costs and liability for damages. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and prospects. Moreover, violations of environmental laws and regulations can result in the issuance of administrative, civil or criminal fines and penalties, as well as orders or injunctions prohibiting some or all of our operations in affected areas. In addition, indigenous groups or other local organizations could oppose our operations in their communities, potentially resulting in delays which could adversely affect new developments. Governmental or judicial actions may influence the interpretation and enforcement of environmental laws and regulations and may thereby increase licensing and compliance costs. We do not expect that the cost of compliance with regional and federal provisions, which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment or natural resources, will be material to us.

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

Human Capital Management

At February 27, 2026, we had 406 full-time employees (December 31, 2024 - 431): 137 located in Canada (133 staff in Calgary and four field personnel), 217 in Colombia (156 staff in Bogota and 61 field personnel), 52 in Ecuador (21 staff in Quito and 31 field personnel). None of our employees are represented by labor unions, and we consider our employee relations to be good.

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

We are committed to enabling employees and contractors to grow within their roles to advance by offering coaching and mentoring programs. An example of this is our Te Enseña (Learn with Gran Tierra) program. It involves independent training sessions across several departments, where participants improve internal knowledge and further develop their skill sets. We also offer employee-led virtual training sessions that promote individual growth and create a space for employees to learn from their peers. These programs have fostered interdepartmental connections between employees and contractors providing the ability to work remotely.

Compensation

We believe that all employees deserve competitive compensation and standard short and long-term incentives that enable employees to share in the success of the Company.

Engagement

We believe that open, honest, and transparent communication among the team members, managers, and senior management promotes company engagement and offers a strong understanding of our business’s big picture. We regularly encourage employees to learn about the organization’s strategic objectives and understand the company’s decisions and how those decisions impact them specifically. We undertake quarterly reviews to inform our team about the Company’s performance and future goals. We believe these key strategies have led to strategic alignment across the organization.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC. We make available free of charge, through our website at www.grantierra.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Reserve Committee Charter, and other Company policies and guidelines are also posted to the governance section of our website. Our website address is provided solely for informational purposes. Information on our website is not incorporated into this Annual Report or otherwise made part of this Annual Report. We intend to use our website as a means for distributing information to the public for purposes of compliance with Regulation Fair Disclosure.

In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A. Risk Factors

The following section summarizes the material factors that make an investment in our securities speculative or risky. When any one or more of the following risks materialize from time to time, our business, reputation, financial condition, cash flows, and results of operations can be materially and adversely affected, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations can also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations, or by various risks that are generally applicable to most companies. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect on our business. Refer also to the other information set forth in this Form 10-K, including in the MD&A and Financial Statements sections.

Risks Related to our Business

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could cause temporary suspension of production and reduce our value

We generate revenue through the production and sale of oil, natural gas and NGLs. Current and forward contract oil and natural gas prices are based on world demand, supply, weather, pipeline capacity constraints, inventory storage levels, geopolitical unrest, world health events and other factors, all of which are beyond our control. Historically, the market for oil and natural gas has been volatile and is expected to remain so. Furthermore, prices which we receive for our oil and natural gas sales, while based on international oil and natural gas prices, are established by contracts with purchasers and include the deductions for quality differentials and transportation. The differentials and transportation costs can change over time and have a detrimental impact on realized prices.

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

We also make estimates of the volumes of contingent resources and prospective resources. The same uncertainties inherent in estimating quantities of reserves apply to estimating quantities of contingent resources. The uncertainty in estimating prospective resources is even greater. Actual results may vary significantly from these estimates and such variances could be material. In addition, there are contingencies that prevent contingent resources from being classified as reserves. With respect to contingent resources, there is uncertainty that it will be commercially viable to produce any portion of the resources. With respect to prospective resources, there is no certainty that any portion of the resources will be discovered. If discovered, there is no certainty that it will be commercially viable to produce any portion of the prospective resources.

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

Possible shortage of fresh water and surface and groundwater licenses

Drilling and completion operations require a large amount of water. The surface water resources of some of the regions in Canada where we operate and aspire to operate may be insufficient for the full commercial-scale development of the region at a pace matching the industry's ambitions. Thus, limitations on water access may present a ceiling on the allowed pace of development. This ceiling may take the form of a physical ceiling supported by scientific investigation, or it may be a limitation we choose to accept to abate public concerns despite contradicting scientific evidence of the carrying capacity of the surface water resources. Drought and low water levels could impact the year-round availability and associated costs of fresh water for our Canadian operations such as drilling fluid, completions fluid and power or hydrogen plant cooling water. Furthermore, there can be no assurance that our Canadian governmental licenses to withdraw water will not be rescinded or that additional conditions will not be added to these licenses. Further, there can be no assurance that we will not have to pay a fee for the use of water in the future or that any such fees will be reasonable. Finally, new projects or the expansion of existing projects may be dependent on securing licenses for additional water withdrawal, and there can be no assurance that these licenses will be granted on favorable terms, or at all, or that such additional water will in fact be available to divert under such licenses.

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

Unforeseen title defects

Ownership of some of our properties in Canada could be subject to prior undetected claims or interests. We plan to conduct title reviews from time to time according to industry practice prior to the purchase of most of our crude oil and natural gas producing properties or the commencement of drilling wells. However, title reviews, if conducted, do not guarantee that an unforeseen defect in the chain of title will not arise to defeat a claim by us. If any such defect were to arise, our entitlement to the production and reserves associated with such properties could be jeopardized, and could have a material adverse effect on our financial condition, results of operations and our ability to timely execute our business plan. Indigenous peoples have claimed title and rights to portions of Western Canada. We are not aware of any claims that have been made in respect of our property and assets in Western Canada; however, if a claim arose and was successful, this could have an adverse effect on our operations.

Indigenous rights and stakeholder opposition in Canada

Indigenous peoples have established and claimed Aboriginal rights and title in portions of Western Canada, including Alberta. Claims of Indigenous peoples and protests and demonstrations pertaining to Aboriginal rights and title may disrupt or delay third-party operations or new development on our Canadian properties. The federal implementation of the United Nations Declaration of Rights for Indigenous Peoples, which includes the concept of free, prior and informed consent before adopting measures or approving projects that may affect Indigenous peoples, has the potential to adversely affect our ability to obtain permits, leases, licenses and other approvals in Canada, or to meet the terms and conditions of those approvals. We are not aware that any claims have been made by Indigenous peoples in respect of our assets in Canada; however, if a claim arose and was successful this could have an adverse effect on our operations. Additionally, opposition may occur from stakeholders, or there may be an expectation of compensation or consideration associated with a project beyond historical levels. Our ability to access land, develop and operate our business may be subject to general social opposition, negative sentiment or litigation which may result in delays or restrictions on the ability to advance through the environmental consultative process.

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

Joint Venture partner alignment

We have operated and non-operated interests in Colombia and Canada. In the areas where the Company operates as non-operating partner it may have limited control over the day-to-day management or operations of these assets. A third-party mismanagement of an asset may result in significant delays, materially increased costs or liabilities to the Company over which the Company is jointly and severally liable. There is no guarantee that the third-party’s environmental standards are aligned with those of the Company. The Company continually engages with its operating partners and closely monitors the operation of its assets. Thorough reviews are conducted before entering into joint venture arrangements to ensure that our operational objectives are aligned with potential joint venture partner.

Our business is subject to local legal, social, security, political and economic factors that are beyond our control, which could impair or delay our ability to expand our operations or operate profitably

All of our proved reserves and production are currently located in Colombia, Ecuador and Canada; however, we have recently entered into an exploration, development and production sharing agreement with SOCAR and may eventually expand our operations into Azerbaijan and other countries. Exploration and production operations are subject to legal, social, security, political and economic uncertainties, including terrorism, social unrest and activism, illegal blockades, strikes by local or national labor groups, interference with private contract rights, extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls, changes in tax rates, tariff and import/export regulations and sanctions by the United States or other countries, changes in laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and gas industry, such as restrictions on production, price controls and export controls. When such disruptions occur, they may adversely impact our operations and threaten the economic viability of our projects or our ability to meet our production targets.

Both Colombia and Ecuador may experience future political and economic instability. Colombia has experienced social, economic and security turmoil related to security, guerilla and narcotrafficking. Political changes because of future electoral processes could result in new governments or the adoption of new policies, laws or regulations that might assume a substantially more hostile attitude toward foreign investment, including but not limited to: the imposition of additional taxes as was the case in 2022; nationalization; changes in energy or environmental policies or the personnel administering them; changes in oil and natural gas pricing policies; and royalty changes or increases. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets or renegotiation or nullification of existing concessions and contracts. Any changes in the oil and gas or investment regulations and policies or a shift in political attitudes in Colombia or Ecuador are beyond our control and may significantly hamper our ability to expand our operations in the region or operate our business at a profit. Colombia has investment protection treaties in place with the United States and Canada as well as a history of sanctity of contracts. In Ecuador, we have entered into investment agreements with the Ecuadorian government in respect of three of our five Blocks and are in the process of finalizing an additional investment agreement in connection with a recently acquired Perico Block. These agreements are intended to provide certain legal and fiscal stability protections, including stabilization of the applicable tax regime and access to international arbitration mechanisms. While these agreements are designed to mitigate political and regulatory risk, they do not eliminate the possibility of adverse governmental action.

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

We are vulnerable to risks associated with geographically concentrated operations

Approximately half of our production comes from four fields located in Colombia. For the year ended December 31, 2025, the Acordionero, Costayaco, Moqueta and Cohembi fields collectively generated 49% of our production and at December 31, 2025, these four fields accounted for 51% of our proved reserves. As a result of this concentration, we may be disproportionately exposed to the impact of, among other things, regional supply and demand factors including limitations on our ability to most profitably sell or market our oil and natural gas to a smaller pool of potential buyers, delays or interruptions of production from wells in these areas caused by governmental regulation, community protests, guerrilla activities, processing or transportation capacity constraints, continued authorization by the government to explore and drill in these areas, severe weather events and the availability of drilling rigs and related equipment, facilities, personnel or services. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties.

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

Social disruptions or community disputes in Colombia and Ecuador may delay production and result in lost revenue

To enjoy the support and trust of local populations and governments in Colombia and Ecuador, we must demonstrate a commitment to providing local employment, training and business opportunities; a high level of environmental performance; open and transparent communication; and a willingness to discuss and address community issues including community development investments that are carefully selected, not unduly costly and bring lasting social and economic benefits to the community and the area. Improper management of these relationships could lead to a delay or suspension of operations, loss of license or major impact to our reputation in these communities, which could adversely affect our business. We cannot ensure that such issues or disruptions will not be experienced in the future, and we cannot predict their potential impacts, which may include delays or loss of production, standby charges, stranded equipment, or damage to our facilities. We also cannot ensure that we will not experience protests or blockades erected by criminal groups or cultivators of illegal crops, in response to the Colombian government's eradication of such crops, if such crops are grown in proximity to roads required to access our operations. In addition, we must comply with legislative requirements for prior consultation with communities and ethnic groups who are affected by our proposed projects in Colombia and Ecuador. Notwithstanding our compliance with these requirements, we may be sued by such communities through a writ for protection of tutela in the Colombian courts for enhanced consultation, potentially leading to increased costs, operational delays and other impacts. In addition, several areas in Colombia have conducted Popular Consultations and essential referendums on extractive industries. The referendums were organized by opponents of the mining or oil and natural gas industries. It remains unclear to what extent such results can impact the exercise of mineral rights conferred by the national government, specifically in 2026, a general elections year in Colombia.

Security concerns in Colombia, Ecuador or Azerbaijan may disrupt our operations

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

Colombia and Ecuador have experienced social turmoil related to changes in economic policy, which have resulted in illegal road blockades throughout the countries, illegal invasions of private property and impact to regions where our operating activities are located. While blockages have been historically directed at the State, the resulting impact may hinder our ability to mobilize oil, personnel and equipment, resulting in temporary shut-in of production or negatively impacting our assets.

Colombia and Ecuador also both have a history of security incidents. Our efforts to ensure the security of our personnel and physical assets may not be successful and there can also be no assurance that we can maintain the safety of our field personnel or our contractors’ field personnel and our Bogota and Quito head office personnel or operations in Colombia and Ecuador or that this violence will not adversely affect our operations in the future and cause significant loss. If these security problems disrupt our operations, our financial condition and results of operations could be adversely affected.

Azerbaijan has also experienced geopolitical tensions and armed conflict Armenia. While our operations in Azerbaijan are expected to be conducted in cooperation with State Oil Company of Azerbaijan Republic (“SOCAR”), there can be no assurance that regional instability, security incidents, changes in governmental policy or international sanctions affecting the region will not disrupt our operations or adversely affect our financial condition, results of operations or cash flows.

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

Certain acquisitions could adversely affect our financial results

We may pursue strategic acquisitions, such as our recent acquisition of the Perico and Espejo Blocks in Ecuador, as part of our business strategy from time to time. There is no assurance that we will be able to find suitable acquisition candidates or be able to complete acquisitions on favorable terms, if at all. We may also discover liabilities or deficiencies associated with any acquisitions that were not identified in advance, which may result in unanticipated costs. Additionally, integration efforts associated with our acquisitions may require significant capital and operating expense.

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

Risks Related to our Financial Condition

Our business requires significant capital expenditures, and we may not have the resources necessary to fund these expenditures

Our base capital program for 2026 is $120.0 million to $160.0 million for exploration and development activities. We expect to fund our 2026 capital program through cash flows from operations. Funding this program from cash flows from operations relies in part on average Brent oil prices of $65 per barrel, WTI oil prices of $61.00 per barrel and gas prices of C$3.00 per mcf or greater. For the period from January 1 to February 27, 2026, the average prices of Brent oil, WTI oil and AECO natural gas were $67.00 per barrel, $62.34 per barrel and C$1.99 per mcf, respectively.

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

Public and investor sentiment towards climate change, fossil fuels and other sustainability and human capital matters could adversely affect our cost of capital and the price of our common stock

Certain members of the investment community (including investment fund managers, sovereign wealth, pension and endowment funds, and individual investors) have promoted the divestment of fossil fuel equities and pressured lenders to cease or limit funding to companies engaged in the extraction of fossil fuel reserves, including divestment actions by several prominent New York State and New York public employee pension funds. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the oil and gas industry. Such environmental initiatives aimed at targeting climate changes could ultimately interfere with our access to capital and ability to finance our operations.

Some members of the investment community have increased their focus on ESG practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, human capital initiatives, and heightened governance standards, while others have criticized companies for such practices and modified their investments as a result of the same initiatives. Furthermore, concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements for climate-related disclosures. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices, and mandatory reporting obligations could increase our compliance burden and costs. We publish a Sustainability Report, which outlines our progress and ongoing efforts to advance our ESG initiatives. Our disclosures on these matters rely on management’s expectations as of the date the statements are first made, as well as standards for measuring progress that are still in development, and may change or fail to be realized. These expectations and standards may continue to evolve.

A failure to meet our publicly disclosed goals or evolving stakeholder expectations of ESG practices and reporting may increase the risk of litigation with respect to such goals or expectations, potentially harm our reputation and impact employee retention, customer relationships, and access to capital.

Anti-greenwashing rules introduce risk into making certain environmental-related disclosures

On June 20, 2024, Bill C-59 received royal assent from the federal government of Canada (“Royal Assent”), thereby enacting certain changes to the Competition Act (Canada) (the “Competition Act”) to address “greenwashing”, meaning false, misleading, or deceptive environmental claims made for the purpose of promoting a product or a business or business activity. Under these rules, certain environmental claims that companies commonly make, including those related to sustainability and forward-looking environmental-related goals, may be problematic. How the new rules will be interpreted and applied is currently unclear. In June 2025, new private rights of action came into effect, meaning that any person is able to bring a complaint directly to the Competition Tribunal under the Competition Act for an alleged violation of the greenwashing provisions. In November 2025, the federal government of Canada introduced further amendments to the Competition Act as part of Bill C-15 which will remove the private right of action related to greenwashing claims about a business or business activity. The Competition Bureau will still be able to bring such claims. Bill C-15 has not yet received Royal Assent. The Competition Bureau published guidance regarding how it will apply the new greenwashing provisions in June 2025, however the guidance is not binding on private parties nor the Competition Tribunal. Companies found to have made representations that violate the rules, intentionally or inadvertently, could be subject to an administrative penalty for the greater of $10 million for the first order and $15 million dollars for any subsequent order, and 3% of the corporation's annual worldwide gross revenues.

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

As we are not the operator of all the joint ventures we are currently involved in, we may rely on the operator to obtain all necessary permits and licenses. If we fail to comply with the relevant requirements, we could be prevented from drilling for oil and natural gas, and we could be subject to civil or criminal liability or fines. Revocation or suspension of our environmental and operating permits could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that future political conditions in Colombia, Ecuador, Canada and Azerbaijan will not result in changes to policies with respect to foreign development and ownership of oil, environmental protection, health and safety or labor relations, which may negatively affect our ability to undertake exploration and development activities in respect of present and future properties, as well as our ability to raise funds to further such activities.

In Colombia, the ANH is delegated by the Ministry of Mining and Energy to offer and award new blocks through exploration and production (“E&P”) and technical evaluation agreement contract terms. The new administration has stated that no new bid rounds for exploration blocks will be done until it is decided differently by the government. In addition, in 2023 the government issued a new decree eliminating the obligation of ANH to offer bid rounds for new blocks to Companies. Under the new Colombia regulation, we may not be able to obtain new exploration licenses which can have adverse impact on our future exploration activities, production and operations.

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

We may be exposed to liabilities under anti-bribery laws and a finding that we violated these laws could have a material adverse effect on our business

We are subject to anti-bribery laws in the United States, Canada, Ecuador and Colombia and will be subject to similar laws in other jurisdictions where we may operate in the future, such as Azerbaijan. We may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, international organizations, or private entities. As a result, we face the risk of unauthorized payments or offers of payments by employees, contractors, agents, and partners of ours or our subsidiaries or affiliates, given that these parties are not always subject to our control or direction. It is our policy to prohibit these practices. However, our existing safeguards and any future improvements to those measures may prove to be less than effective or may not be followed, and our employees, contractors, agents, and partners may engage in illegal conduct for which we might be held responsible. A violation of any of these laws, even if prohibited by our policies, may result in criminal or civil sanctions or other penalties (including profit disgorgement) as well as reputational damage and could have a material adverse effect on our business and financial condition.

If the United States imposes sanctions on Colombia, Ecuador or Canada in the future, our business may be adversely affected

Colombia is among several nations whose eligibility to receive foreign aid from the United States is dependent on its progress in stemming the production and transit of illegal drugs, which is subject to an annual review by the President of the United States. Although Colombia is currently eligible for such aid, it may not remain eligible in the future. A finding by the President that Colombia has failed demonstrably to meet its obligations under international counter-narcotic agreements may result in the imposition of economic and trade sanctions on Colombia which could result in adverse economic consequences in Colombia including potentially threatening our ability to obtain necessary financing to develop our Colombian properties, and could further heighten the political and economic risks associated with our operations there. The United States may in the future impose similar eligibility restrictions on foreign aid provided to Ecuador. The President of the United States declared that Canada, among other countries, is responsible for illegal immigration and drug transit to the United States and has implemented 10% tariffs on energy resources from Canada that do not comply with the Canada-United States-Mexico Agreement. Tariffs could have an adverse impact on our profitability from Canadian operations.

Regulations related to emissions and the impact of any changes in climate could adversely impact our business, including demand for our products, our financial condition and results of operations

Governments around the world have become increasingly focused on regulating greenhouse gas (“GHG”) emissions and addressing the impacts of climate change in some manner. GHG emissions legislation is emerging and is subject to change. For example, on an international level, in December 2015, almost 200 nations, including Canada, Colombia and, by ratification in January 2017, Azerbaijan, and by ratification in July 2017, Ecuador, agreed to an international climate change agreement in Paris, France (the “Paris Agreement”), that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets. Although it is not possible at this time to predict how this legislation or any new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that we produce. Current GHG emissions legislation has not resulted in material compliance costs; however, emissions, carbon and other regulations impacting climate and climate related matters are constantly evolving. It is not possible at this time to predict whether updates to this legislation or regulations will be adopted, if at all, and any such future laws and regulations could result in additional compliance costs or additional operating restrictions. If we are unable to recover a significant amount of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse impact on our business, financial condition and results of operations. Significant restrictions on GHG emissions could result in decreased demand for the oil and natural gas that we produce, with a resulting decrease in the value of our reserves. Increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the Company’s causation of or contribution to the asserted damage, or to other mitigating factors. Finally, although we strive to operate our business operations to accommodate expected climatic conditions, to the extent there are significant changes in the Earth’s climate, such as more severe or frequent weather conditions in the markets we serve or the areas where our assets reside, we could incur increased expenses, our operations could be materially impacted, and demand for our products could fall.

Reduction, elimination or expiration of government subsidies

The profitability of our business depends on government-imposed levies, such as carbon taxes and output-based pricing systems, government-recognized financial instruments such as carbon tax or pricing system credits, and the liquidity and pricing conditions in which such financial instruments may be traded, to the extent they are tradeable. Any such levies, financial instruments and markets may be changed or altered by or as a result of relevant government actions and such changes may adversely affect the profitability of some or all of our business. There is a risk that accounting for GHG releases and the effective rate of carbon taxation and the level it reaches over specified time horizons will be changed from time to time, creating an economic environment of uncertainty. This risk is further complicated by the dependency of Canadian hydrocarbon energy producers on exports to the United States and continuing uncertainty as to how the United States will regulate GHG emissions related to domestic and Canadian production.

Carbon taxes and environmental compliance costs

The crude oil and natural gas industry is subject to environmental regulation pursuant to municipal, provincial and federal legislation in Canada. Such legislation may be changed to impose higher standards and potentially more costly obligations. Policies aimed at reducing emissions of GHGs, including carbon dioxide and methane, could become a burden on crude oil and natural gas commodities relative to other sources of energy in the marketplace. Furthermore, there is no assurance that any such programs or regulatory amendments, if proposed and enacted, may contain emission reduction targets that we can meet or that such programs or regulatory amendments will not be further amended. Financial penalties or charges could be incurred as a result of the failure to meet such targets. As carbon accounting rules and carbon emissions penalties evolve, distributed small-scale use of hydrocarbon-based fuels may become very costly, which may motivate the discontinued use of hydrocarbon-based fuels. This evolution, if it occurs, may severely reduce the hydrocarbon-production market to large consumers that have carbon capture and storage capability.

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

The market price of our Common Stock may be volatile

The market price for shares of our Common Stock has experienced and may continue to experience volatility. For example, during 2025, the market price for shares of our Common Stock ranged from a low of $3.09 per share to a high of $8.19 per share. The market price for shares of our Common Stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Governance

Board of Directors

The Board of Directors (“the Board”) has delegated the primary responsibility to oversee risks from cybersecurity threats to the Audit Committee. The Board and Audit Committee periodically review the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The Board and Audit Committee are updated on a biannual basis or as required by Executive Vice President, Corporate Services on the Company’s internal information technology (“IT”) security testing, any unauthorized attempts to access the Company’s network, any significant developments in cyber security risks and threats, and updates on the Company’s policies and procedures for protecting the Company’s data. We also have processes by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Board and Audit Committee. All incidents are reported to the Executive Officers (including the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and the Chief Operating Officer) who assess the severity and what measures and procedures are necessary.

As part of the Company’s enterprise risk management, the Board of the Company receives, reviews and assesses reports from the Board’s committees and from management relating to enterprise-level risks. The Audit Committee reports its cybersecurity risk assessments to the full Board at each regularly scheduled Board meeting.

Management

The Executive Officers and Executive Vice President, Corporate Services are involved in all significant and appropriate cybersecurity decisions on the implementation and design of our IT architecture. Executive Vice President, Corporate Services, along with support from the Senior Manager of IT, is responsible for the assessment and management of risks from cybersecurity threats and oversees the implementation of IT processes, which includes cybersecurity, into the core business of the Company. The Senior Manager of IT has extensive cybersecurity knowledge and skills gained from over 25 years of relevant work experience. The Senior Manager of IT discusses all potential changes to the Company’s controls or detection systems with the Executive Vice President, Corporate Services prior to implementation. The Executive Vice President, Corporate Services is updated by the Senior Manager of IT on a periodic basis regarding trends in technology and cybersecurity threats or any potential changes to the Company’s cybersecurity program. The Senior Manager of IT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through a number of experienced direction systems and third party cybersecurity providers. The Executive Vice President, Corporate Services also attends certain meetings of the Audit Committee to report information on material risks from cybersecurity threats. None of our critical core business activities that impact production, transportation or sales of oil and gas are remotely controlled.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Set forth below is information regarding our executive officers as of February 27, 2026:

Name	Age	Position
Gary S. Guidry	70	President and Chief Executive Officer, Director
Ryan Ellson	50	Chief Financial Officer and Executive Vice President, Finance
Sebastien Morin	49	Chief Operating Officer
Phillip Abraham	55	Executive Vice President, Legal and Land
James Evans	60	Executive Vice President, Corporate Services

•Gary S. Guidry, President and Chief Executive Officer, Director. Mr. Guidry has been Gran Tierra’s Chief Executive Officer and President since May 7, 2015. From July 2011 to July 2014, Mr. Guidry served as President and Chief Executive Officer of Caracal Energy Inc. Mr. Guidry also served as President and CEO of Orion Oil & Gas Corp. from October 2009 to July 2011, Tanganyika Oil Corp. from May 2005 to January 2009, and Calpine Natural Gas Trust from October 2003 to February 2005. As Chief Executive Officer of these companies, Mr. Guidry was responsible for overseeing all aspects of the respective company’s business. Mr. Guidry was on the board of Africa Oil Corp. from April 2008 until February 2025, PetroTal Corp. from December 2017 until September 2022. From September 2010 to October 2011, Mr. Guidry served on the board of Zodiac Exploration Corp., from October 2009 to March 2014, he served on the board of TransGlobe Energy Corp., and from February 2007 to May 2018, he served on the board of Shamaran Petroleum Corp. Prior to these positions, Mr. Guidry served as Senior Vice President and subsequently President of Alberta Energy Company International, and President and General Manager of Canadian Occidental Petroleum’s Nigerian operations. Mr. Guidry has directed exploration and production operations in Yemen, Syria and Egypt and has worked for oil and gas companies around the world in the U.S., Colombia, Ecuador, Venezuela, Argentina and Oman. Mr. Guidry is an Alberta-registered professional engineer (P. Eng.) and holds a B.Sc. in petroleum engineering from Texas A&M University.

•Ryan Ellson, Chief Financial Officer and Executive Vice President, Finance. Mr. Ellson has been Gran Tierra’s Chief Financial Officer since May 2015. Mr. Ellson has 25 years of experience in a broad range of international corporate finance and accounting roles. From July 2014 until December 2014 Mr. Ellson was Head of Finance for Glencore E&P (Canada) Inc. and prior thereto Vice President, Finance at Caracal Energy Inc. (“Caracal”), a London Stock Exchange (“LSE”) listed company with operations in Chad, Africa from August 2011 until July 2014. Glencore E&P (Canada) purchased Caracal in July 2014. Mr. Ellson has held management and executive positions with companies operating in Chad, Egypt, India and Canada. Mr. Ellson is currently a Director of Beyond Renewables (private company) and previously was a Director of Canary Biofuels (until October 2024) and Director at PetroTal Corp. (until September 2022). Mr. Ellson is a Chartered Professional Accountant and holds a Bachelor of Commerce and a Masters of Professional Accounting from the University of Saskatchewan. Mr. Ellson has completed the Leadership for Senior Executives program at Harvard Business School and the General Management Program at the Wharton School of the University of Pennsylvania.

•Sebastien Morin, Chief Operating Officer. Mr. Morin was appointed as Gran Tierra’s Chief Operations Officer on November 6, 2023. Mr. Morin has more than 25 years of experience in the oil and gas industry in various management positions. Prior to his appointment as Chief Operating Officer of the Company, Mr. Morin served as President and Chief Operating Officer at WesternZagros Resources, a privately-owned petroleum operating company with production sharing contracts in the Kurdistan region of Iraq, from October 2021 to October 2023. Prior to his role at WesternZagros, Mr. Morin was Vice President Global Drilling and Completions at Gran Tierra, leading up to that he held progressively more senior positions at Gran Tierra in Colombia and in the Corporate Office in Calgary from August 2014 to September 2021. From May 2001 to July 2014, Mr. Morin worked at Imperial Oil (Esso) and ExxonMobil, where he achieved more senior technical and managerial positions in upstream and downstream including roles in drilling and completions, reservoir development, production, customer service and distribution, mostly onshore but also with experience offshore in the Gulf of Mexico. Mr. Morin has a Bachelor of Science degree in Geological Engineering from the University of Waterloo in 2001.

•Phillip Abraham, Executive Vice President, Legal and Land. Mr. Abraham has been with Gran Tierra in a variety of roles since January 2016 and, in addition to his current role as Executive Vice President, Legal and Land, is also Gran Tierra’s Corporate Secretary. He is a lawyer with over 25 years of corporate and legal experience. His legal experience includes positions at prominent law firms and is broadly based with a focus on international oil and gas law. Mr. Abraham’s corporate experience extends to a variety of leadership positions with Cenovus Energy, Encana Corporation and Nexen Inc. His experience in oil and gas includes onshore and offshore projects located in Canada and various international jurisdictions in Latin America, Europe, Africa, Asia and the Middle East. Mr. Abraham is a member of Law Society of Alberta, holds both a B.A. and an LL.M. from the University of Calgary and a LL.B. from the University of Victoria, and was first called to the bar in British Columbia in 1997. He is credited as the author of various publications and has presented in numerous professional forums.

•James Evans, Executive Vice President, Corporate Services. Mr. Evans has been Gran Tierra’s Vice President, Corporate Services, since May 2015. Mr. Evans has over 30 years of experience including working the last 20 years in the international oil and gas industry. Most recently, Mr. Evans was the Head of Compliance & Corporate Services for Glencore E&P (Canada) Inc. from July 2014 to December 2014, and prior thereto Vice President of Compliance & Corporate Services at Caracal Energy Inc. from July 2011 to June 2014 where he oversaw the execution of corporate strategy and goals, developed and implemented a robust corporate compliance program, and managed all aspects of IT, document control, security and administration. Mr. Evans also managed the recruitment, training and retention of staff in both Calgary and Chad. He oversaw the growth of Caracal Energy from seven employees to more than 400 at the time of sale to Glencore. Prior to Caracal, Mr. Evans held senior management and executive positions at Orion Oil and Gas and Tanganyika Oil, with operating experience in Egypt, Syria and Canada. Mr. Evans holds a Bachelor of Commerce degree from the University of Calgary.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Common Stock trade on the NYSE American, the TSX and the LSE under the symbol “GTE”.

As of February 27, 2026, there were 54 holders of record of shares of our Common Stock and 35,298,774 shares outstanding with $0.001 par value.

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

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2025	—	$—	—	2,365,120
November 1-30, 2025	—	$—	—	2,925,720
December 1-31, 2025	—	$—	—	2,925,720
Total	—	$—	—	2,925,720
(1) Including commission fees paid to the broker to re-purchase the shares of Common Stock.
(2) On November 3, 2025, we implemented a share re-purchase program (the “2025 Program”) through the facilities of the TSX, the NYSE American or alternative trading programs in Canada or the United States commencing November 6, 2025 and ending on November 5, 2026.

Under the 2025 Program, we are able to purchase at prevailing market prices up to 2,925,720 shares of Common Stock, representing approximately 10% of the public float of common shares as of October 31, 2025.

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

The performance graph below shows the cumulative total shareholder return on our shares of the period starting on December 31, 2020, and ending on December 31, 2025, which was the end of our fiscal 2025 year. This is compared with the cumulative total returns over the same period of the S&P 500 Total Return Index and the S&P O&G E&P Select Index Total Return. The graph assumes that, on December 31, 2020, $100 was invested in our shares and $100 was invested in each of the other two indices, with dividends reinvested on the ex-dividend date without payment of any commissions. The performance shown in the graph represents past performance and should not considered an indication of future performance.

Comparison of 5 Year Cumulative Total Return
$300.0
$250.0
$200.0
$150.0
$100.0
$50.0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Gran Tierra Energy Inc. (GTE)
S&P 500 Total Return (SPXT)
S&P O&G E&P Select Index Total Return (SPSIOPTR)

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Gran Tierra Energy Inc. (GTE)	$100.0	$209.2	$272.1	$155.0	$198.7	$116.5
S&P 500 Total Return (SPXT)	$100.0	$128.7	$105.4	$133.1	$166.4	$196.2
S&P O&G E&P Select Index Total Return (SPSIOPTR)	$100.0	$167.6	$244.2	$253.6	$251.8	$247.0

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

The following discussion of our financial condition and results of operations should be read in conjunction with the “Financial Statements and Supplementary Data” as set out in Part II, Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses items related to the fiscal year ended December 31, 2025, and year-to-year comparisons between the fiscal years ended December 31, 2025, and 2024, respectively. Discussions of items related to the fiscal year ended December 31, 2024 and year-to-year comparisons between the fiscal years ended December 31, 2024 and 2023, respectively, that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. On May 5, 2023, the Company completed 1-for-10 reverse stock split of the Company’s Common Stock. As a result of the reverse stock split, every ten of the Company’s issued shares of Common Stock were automatically combined into one issued share of Common Stock. All share and per share data included in this Annual Report on Form 10-K have been retroactively adjusted to reflect the reverse stock split.

Overview

We are a company focused on oil and gas exploration and production, with assets in Colombia, Canada and Ecuador. Our Colombian properties represented 46%, our Canadian properties represented 38%, and our Ecuadorian properties represented 16% of our proved reserves NAR at December 31, 2025, and for the year ended December 31, 2025, 70% of our revenue was generated in Colombia (2024 - 93%; 2023 -97%), 19% of our revenue was generated in Canada (2024 - 3%; 2023 - nil) and 11% (2024 - 4%; 2023 - 3%) of our revenue was generated in Ecuador. We are headquartered in Calgary, Alberta, Canada.

As of December 31, 2025, we had estimated proved reserves NAR of 111.6 MMBOE, a 17% decrease from the prior year, of which 57% were proved developed reserves and 71% were oil.

Financial and Operational Highlights

Key Highlights

•Net loss in 2025 was $193.1 million or $5.45 per share basic and diluted, which included a non-cash ceiling test impairment in Colombia and Ecuador of $136.3 million, compared to net income of $3.2 million or $0.10 per share basic and diluted in 2024
•Loss before income taxes in 2025 was $232.9 million compared to income before income taxes of $44.6 million in 2024
•Adjusted EBITDA(2) in 2025 was $283.7 million compared to $366.8 million in 2024
•In 2025, we re-purchased 0.7 million shares of Common Stock through the 2024 share re-purchase program, representing about 2% of shares outstanding as of December 31, 2025
•Our 2025 average production NAR was 38,443 BOEPD, an increase from 27,890 BOEPD in 2024 as a result of positive exploration drilling results in Ecuador, full year production from the Canadian operations, partially offset by lower production in the Acordionero and Costayaco fields as a result of export pipeline disruptions and trunk line repairs at the Moqueta field which resulted in the field being shut-in during the third quarter of 2025
•Our 2025 oil, natural gas and NGL sales volumes NAR increased by 37% to 37,664 BOEPD compared to 27,436 BOEPD in 2024
•Oil, natural gas and NGL sales for 2025 decreased by 4% to $596.7 million compared to $621.8 million in 2024, primarily as a result of a 15% decrease in Brent price, lower sales volumes in Colombia, offset by higher sales volumes in Ecuador, lower differentials, and a full year of sales from Canadian operations
•In 2025, we generated net cash provided by operating activities of $313.2 million, an increase of 31% from $239.3 million in 2024
•Operating expenses per boe for 2025 were $18.09, 10% or $2.06 per boe lower compared to 2024, primarily due to higher NAR sales volumes. Total operating expenses were $248.7 million in 2025, compared to $202.3 million in 2024, representing an 23% increase as a result of higher operating costs in Ecuador driven by a production ramp-up in 2025, and the full year of Canadian operations
•Quality and transportation discounts per boe in South America decreased in 2025 to $11.04 when compared to $13.93 in 2024 due to lower Castilla, Vasconia and Oriente differentials as a result of higher demand for heavy oil.
•Quality and transportation discounts for oil per boe in Canada increased in 2025 to $7.90 when compared to $4.49 in 2024, primarily as a result of higher pipeline tariffs related to new wells coming on stream in Simonette and Clearwater areas

•Transportation expenses for 2025 decreased by 8% or by $0.60 per boe to $17.0 million or $1.24 per boe compared to $18.5 million or $1.84 per boe in 2024 due to the full year of Canadian operations which had lower transportation costs per boe, and a shift to lower-cost delivery points in Colombia
•Gross profit decreased by 64% to $66.4 million compared to $182.6 million in 2024 primarily as a result of higher operating and depletion and accretion costs driven by a full year of Canadian operations in 2025
•Operating netback(2) decreased to $330.9 million compared to $401.1 million in 2024
•G&A expenses before stock-based compensation increased by 37% to $56.9 million in 2025 compared to $41.4 million in 2024 as a result of the full year of G&A expenses from Canadian operations, higher business development costs, and consulting costs attributed to optimization projects
•Capital expenditures increased by $8.2 million or 3% to $256.3 million compared to $248.1 million in 2024
•During the fourth quarter of 2025, we completed the acquisition for 100% working interest of Perico and Espejo Blocks in the Oriente Basin in Ecuador for cash consideration of $8.3 million, deferred payment of $3.1 million and $1.1 million contingent consideration payable upon achieving 2.0 million barrels of crude oil production in the Perico Block
•In February 2025, the Colombian government introduced a temporary 1% excise tax on the first sale or export of crude oil pursuant to a declared state of internal emergency, effective through December 31, 2025. On October 16, 2025, the Colombian Constitutional Court upheld the validity of the emergency tax measures, including the excise tax on hydrocarbons, subject to a cap on total collections. The Court confirmed that the tax remains payable during its effective period and that any amounts collected in excess of the authorized budget must be refunded to taxpayers on a proportional basis following reporting by the Colombian tax authority. The determination of whether excess collections exist is expected to occur after the end of the tax period, once the tax authority completes its reporting of total collections. Accordingly, while we were required to comply with the tax through December 31, 2025, any potential refund would be assessed thereafter and cannot be determined at this time.

(Thousands of U.S. Dollars, unless otherwise noted)	Year Ended December 31,
	2025	% Change	2024	% Change	2023
SEC Compliant Reserves, NAR (MMBOE)
Estimated proved oil and gas reserves	112	(17)	135	82	74

Estimated probable oil and gas reserves	94	(11)	106	129	46

Estimated possible oil and gas reserves	56	(25)	75	54	49

Average Consolidated Daily Volumes (BOEPD)
Working interest (“WI”) production before royalties	45,709	32	34,710	6	32,647
Royalties	(7,266)	7	(6,820)	4	(6,548)
Production NAR	38,443	38	27,890	7	26,099
Increase in inventory	(779)	(72)	(454)	(199)	(152)
Sales (1)	37,664	37	27,436	6	25,947

Net (Loss) Income	$(193,119)	(6,105)	$3,216	151	$(6,287)

Operating Netback
Gross Profit	$66,419	(64)	182,637	(19)	226,728
Depletion and Accretion	264,522	21	218,417	5	208,819
Operating netback (2)	$330,941	(17)	$401,054	(8)	$435,547

G&A Expenses Before Stock-Based Compensation	$56,873	37	$41,431	3	$40,124
G&A Stock-Based Compensation	$3,214	(67)	$9,707	70	$5,722
Adjusted EBITDA (2)	$283,656	(23)	$366,758	(8)	$399,355
Net Cash Provided By Operating Activities	$313,249	31	$239,321	5	$227,992
Funds Flow From Operations (2)	$177,762	(21)	$224,941	(19)	$276,785
Capital Expenditures	$256,277	3	$248,103	13	$218,882

	As at December 31,
(Thousands of U.S. Dollars)	2025	% Change	2024	% Change	2023
Cash and cash equivalents	$82,931	(20)	$103,379	66	$62,146

Credit facility	$—	—	$—	(100)	$36,364

Senior Notes	$740,541	(6)	$786,619	47	$536,619
(1) Sales volumes represent production NAR adjusted for inventory changes
(2) Non-GAAP measures

Gross profit is derived from oil, gas and NGL sales, less operating and transportation expenses, and depletion and accretion related to producing assets. Gross profit does not include depreciation of administrative assets, asset impairment, general and administrative expenses, interest, taxes or other non-operating items.

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

Operating netback, as presented, is defined as gross profit adjusted for depletion and accretion related to producing assets. Management believes that operating netback is a useful supplemental measure for management and investors to analyze financial performance and provides an indication of the results generated by our principal business activities prior to the consideration of other income and expenses. A reconciliation from gross profit to operating netback is provided in the table below.

	Year Ended			Three Months Ended
Colombia	December 31,			December 31,		September 30,
(Thousands of U.S. Dollars)	2025	2024	2023	2025	2024	2025
Gross Profit (Loss)	$53,685	$180,605	$227,558	$(2,865)	$21,728	$10,237
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	186,319	199,323	200,807	49,383	47,858	44,041
Operating netback (non-GAAP)	$240,004	$379,928	$428,365	$46,518	$69,586	$54,278

(*) Calculated as DD&A expenses for the year ended December 31, 2025, 2024 and 2023 of $199.4 million, $211.2 million and $207.3 million, less depreciation of administrative assets of $13.1 million, $11.9 million and $6.5 million, respectively. For the three months ended December 31, 2025 and 2024, calculated as DD&A expenses of $53.3 million and $51.1 million, less depreciation of administrative assets of $3.9 million and $3.3 million, respectively. For the prior quarter, calculated as DD&A expenses of $47.0 million, less depreciation of administrative assets of $2.9 million.

	Year Ended			Three Months Ended
Ecuador	December 31,			December 31,		September 30,
(Thousands of U.S. Dollars)	2025	2024	2023	2025	2024	2025
Gross Profit (Loss)	$5,479	$2,336	$(830)	$3,678	$756	$859
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	29,624	10,156	8,012	5,258	3,265	9,519
Operating netback (non-GAAP)	$35,103	$12,492	$7,182	$8,936	$4,021	$10,378
(*) Calculated as DD&A expenses for the year ended December 31, 2025, of $29.9 million, less depreciation of administrative assets of $0.3 million and the same as DD&A expenses for the years ended December 31, 2024 and 2023. For the three months ended December 31, 2025 of $5.5 million less depreciation of administrative assets of $0.3 million and the same as DD&A expenses for the three months ended December 31, 2024, and the prior quarter.

	Year Ended			Three Months Ended
Canada	December 31,			December 31,		September 30,
(Thousands of U.S. Dollars)	2025	2024	2023	2025	2024	2025
Gross Profit (Loss)	$7,255	$(304)	$—	$38	$(304)	$3,574
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	48,579	8,938	—	13,595	8,938	8,348
Operating netback (non-GAAP)	$55,834	$8,634	$—	$13,633	$8,634	$11,922

(*) Same as DD&A expenses for the year ended December 31, 2025 and 2024, three months ended December 31, 2025 and 2024 and the prior quarter.

	Year Ended			Three Months Ended
Total Consolidated	December 31,			December 31,		September 30,
(Thousands of U.S. Dollars)	2025	2024	2023	2025	2024	2025
Gross Profit	$66,419	$182,637	$226,728	$851	$22,180	$14,670
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	264,522	218,417	208,819	68,236	60,061	61,908
Operating netback (non-GAAP)	$330,941	$401,054	$435,547	$69,087	$82,241	$76,578
(*)Calculated as DD&A expenses for the year ended December 31, 2025, 2024 and 2023 of $278.4 million, $230.6 million and $215.6 million, less depreciation of administrative assets of $13.8 million, $12.2 million and $6.8 million, respectively. For the three months ended December 31, 2025 and 2024 of $72.5 million and $63.4 million, less depreciation of administrative assets of $4.3 million and $3.3 million, respectively. For the prior quarter, calculated as DD&A expenses of $65.0 million, less depreciation of administrative assets of $3.1 million.

EBITDA, as presented, is defined as net income (loss) adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense, and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for asset impairment, non-cash lease expense, lease payments, foreign exchange gains or losses, unrealized derivative instruments gains or losses, transaction costs, other non-cash gains or losses, and stock-based compensation expense. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is a useful supplemental information for investors to analyze our performance and financial results. A reconciliation from net income (loss) to EBITDA and adjusted EBITDA is as follows:

	Year Ended			Three Months Ended
	December 31,			December 31,		September 30,
(Thousands of U.S. Dollars)	2025	2024	2023	2025	2024	2025
Net (loss) income	$(193,119)	$3,216	$(6,287)	$(141,148)	$(34,210)	$(19,950)
Adjustments to reconcile net (loss) income to EBITDA and Adjusted EBITDA
DD&A expenses	278,353	230,619	215,584	72,535	63,406	64,981
Interest expense	101,309	80,466	55,806	28,261	23,752	25,447
Income tax (recovery) expense	(39,753)	41,389	112,447	(36,678)	12,299	(11,276)
EBITDA (non-GAAP)	$146,790	$355,690	$377,550	$(77,030)	$65,247	$59,202
Asset impairment	136,261	—	—	136,261	—	—
Non-cash lease expense	5,821	5,923	4,967	1,173	1,759	1,187
Lease payments	(5,973)	(5,035)	(3,018)	(1,287)	(1,495)	(1,574)
Foreign exchange loss (gain)	8,734	(8,808)	11,822	896	(496)	284
Unrealized derivative instruments (gain) loss	(8,633)	3,374	—	(7,669)	3,374	9,527
Transaction costs	—	5,907	—	—	4,448	—
Other non-cash (gain) loss	(2,558)	—	2,312	(2,913)	—	265
Stock-based compensation expense	3,214	9,707	5,722	3,042	3,331	143
Adjusted EBITDA (non-GAAP)	$283,656	$366,758	$399,355	$52,473	$76,168	$69,034

Funds flow from operations, as presented, is defined as net income (loss) adjusted for DD&A expenses, asset impairment, deferred tax expense or recovery, stock-based compensation expense, amortization of debt issuance costs, non-cash interest, non-cash lease expense, lease payments, unrealized foreign exchange gains or losses, unrealized derivative instruments gains or losses, and other non-cash gains or losses. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income, and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. Free cash flow, as presented, is defined as funds flow from operations less capital expenditures. Management uses this financial measure to analyze cash flow generated by our principal business activities after capital requirements and believes that this financial measure is also useful supplemental information for investors to analyze our performance and financial results. A reconciliation from net income (loss) to funds flow from operations and free cash flow is as follows:

	Year Ended			Three Months Ended,
	December 31,			December 31,		September 30,
(Thousands of U.S. Dollars)	2025	2024	2023	2025	2024	2025
Net income (loss)	$(193,119)	$3,216	$(6,287)	$(141,148)	$(34,210)	$(19,950)
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	278,353	230,619	215,584	72,535	63,406	64,981
Asset impairment	136,261	—	—	136,261	—	—
Deferred tax (recovery) expense	(55,612)	(27,888)	56,759	(38,055)	4,444	(15,298)
Stock-based compensation expense	3,214	9,707	5,722	3,042	3,331	143
Amortization of debt issuance costs	16,943	12,918	5,831	4,759	3,743	4,269
Non-cash interest	2,025	—	—	2,025	—	—
Non-cash lease expense	5,821	5,923	4,967	1,173	1,759	1,187
Lease payments	(5,973)	(5,035)	(3,018)	(1,287)	(1,495)	(1,574)
Unrealized foreign exchange loss (gain)	1,040	(7,893)	(5,085)	(1,896)	(223)	(1,865)
Unrealized derivative instruments (gain) loss	(8,633)	3,374	—	(7,669)	3,374	9,527
Other non-cash (gain) loss	(2,558)	—	2,312	(2,913)	—	265
Funds flow from operations (non-GAAP)	$177,762	$224,941	$276,785	$26,827	$44,129	$41,685
Capital expenditures	$256,277	$248,103	$218,882	$53,040	$78,579	$57,340
Free cash flow (non-GAAP)	$(78,515)	$(23,162)	$57,903	$(26,213)	$(34,450)	$(15,655)

Consolidated Results of Operations

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	% Change	2024	% Change	2023
Oil, natural gas and NGL sales	$596,713	(4)	$621,849	(2)	$636,957
Operating expenses	248,748	23	202,331	8	186,864
Transportation expenses	17,024	(8)	18,464	27	14,546
Operating netback (1)	330,941	(17)	401,054	(8)	435,547

Export tax	3,287	100	—	—	—
DD&A expenses	278,353	21	230,619	7	215,584
Asset impairment	136,261	100	—	—	—
G&A expenses before stock-based compensation	56,873	37	41,431	3	40,124
G&A stock-based compensation expense	3,214	(67)	9,707	70	5,722
Transaction costs	—	(100)	5,907	100	—
Foreign exchange loss (gain)	8,734	199	(8,808)	(175)	11,822
Derivative instruments (gain) loss	(18,925)	(933)	2,271	100	—
Other financial instruments loss	—	—	—	(100)	15
Interest expense	101,309	26	80,466	44	55,806
	569,106	57	361,593	10	329,073

Other gain (loss)	4,203	184	1,478	164	(2,297)
Interest income	1,090	(70)	3,666	85	1,983
(Loss) income before income taxes	(232,872)	(622)	44,605	(58)	106,160

Current income tax expense	15,859	(77)	69,277	24	55,688

Deferred income tax (recovery) expense		(55,612)	(99)		(27,888)	(149)		56,759
Total income tax (recovery) expense		(39,753)	(196)		41,389	(63)		112,447
Net (loss) income		$(193,119)	(6,105)		$3,216	151		$(6,287)

Sales Volumes (NAR)
Total sales volumes, BOEPD		37,664	37		27,436	6		25,947

Brent Price per boe		$68.19	(15)		$79.86	(3)		$82.16
WTI Price per boe		$64.87	(7)		$69.62	100		$—
AECO Price per GJ	C$	1.59	2	C$	1.56	100	C$	—

Consolidated Results of Operations per boe Sales Volumes (NAR)
Oil, natural gas and NGL sales		$43.41	(30)		$61.93	(8)		$67.26
Operating expenses		18.09	(10)		20.15	2		19.73
Transportation expenses		1.24	(33)		1.84	19		1.54
Operating netback (1)		24.08	(40)		39.94	(13)		45.99

Export tax		0.24	100		—	—		—
DD&A expenses		20.25	(12)		22.97	1		22.76
Asset impairment		9.91	100		—	—		—
G&A expenses before stock-based compensation		4.14	—		4.13	(3)		4.24
G&A stock-based compensation expense		0.23	(76)		0.97	62		0.60
Transaction costs		—	(100)		0.59	100		—
Foreign exchange loss (gain)		0.64	173		(0.88)	(170)		1.25
Derivative instruments (gain) loss		(1.38)	(700)		0.23	100		—
Interest expense		7.37	(8)		8.01	36		5.89
		41.40	15		36.02	4		34.74

Other gain (loss)		0.31	107		0.15	163		(0.24)
Interest income		0.08	(78)		0.37	76		0.21
(Loss) income before income taxes		(16.93)	(481)		4.44	(60)		11.22

Current income tax expense		1.15	(83)		6.90	17		5.88
Deferred income tax (recovery) expense		(4.05)	(46)		(2.78)	(146)		5.99
Total income tax (recovery) expense		(2.90)	(170)		4.12	(65)		11.87
Net (loss) income		$(14.03)	(4,484)		$0.32	149		$(0.65)

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

Oil, Natural Gas and NGL Production and Sales Volumes, BOEPD

	Year Ended December 31,
Average Daily Volumes (BOEPD) - Colombia	2025	2024	2023
WI production before royalties	24,169	29,389	31,590
Royalties	(3,685)	(5,545)	(6,161)
Production NAR	20,484	23,844	25,429
(Increase) decrease in inventory	(210)	53	(65)
Sales	20,274	23,897	25,364

Royalties, % of working interest production before royalties	15%	19%	20%

	Year Ended December 31,
Average Daily Volumes (BOEPD) - Ecuador	2025	2024	2023
WI production before royalties	4,854	2,477	1,057
Royalties	(1,497)	(881)	(387)
Production NAR	3,357	1,596	670
Increase in inventory	(569)	(507)	(87)
Sales	2,788	1,089	583

Royalties, % of working interest production before royalties	31%	36%	37%

	Year Ended December 31,
Average Daily Volumes (BOEPD) - Canada	2025	2024	2023
WI production before royalties	16,685	2,844	—
Royalties	(2,083)	(394)	—
Production NAR	14,602	2,450	—
Increase in inventory	—	—	—
Sales	14,602	2,450	—

Royalties, % of working interest production before royalties	12%	14%	—%

	Year Ended December 31,
Average Daily Volumes (BOEPD) - Total Company	2025	2024	2023
WI production before royalties	45,709	34,710	32,647
Royalties	(7,266)	(6,820)	(6,548)
Production NAR	38,443	27,890	26,099
Increase in inventory	(779)	(454)	(152)
Sales	37,664	27,436	25,947

Royalties, % of working interest production before royalties	16%	20%	20%

Oil, natural gas and NGL production NAR for the year ended December 31, 2025, increased by 38% to 38,443 BOEPD compared to 27,890 BOEPD in 2024. The increase in production was a result of positive exploration well drilling in Ecuador, full-year production from the Canadian operations acquired on October 31, 2024, partially offset by lower production in the Acordionero and Costayaco fields as a result of export pipeline disruptions, and trunk line repairs in the Moqueta field which resulted in the field being shut-in during the third quarter.

Oil production NAR for the year ended December 31, 2024, increased by 7% to 27,890 BOEPD compared to 26,099 BOEPD in 2023. The increase in production was a result of two months production from Canadian operations acquired on October 31, 2024 and positive exploration well drilling results in Ecuador, partially offset by lower production in the Acordionero field caused by downtime related to workovers.

Royalties as a percentage of production for the year ended December 31, 2025, decreased 4% compared to 2024 commensurate with the decrease in benchmark oil prices and the price sensitive royalty regime in Colombia, Ecuador, and Canada. Royalties as a percentage of production for the year ended December 31, 2024, were comparable to 2023.

WI Production Before Royalties
Average Daily Volumes (BOEPD)
Royalties as a % of Production
50,000
40,000
30,000
20,000
10,000
—
40%
35%
30%
25%
20%
15%
32,647
34,710
45,709
20%
20%
16%
Year Ended 2023
Year Ended 2024
Year Ended 2025

NAR Production By Block, Year Ended December 31, 2025
Other, 3%
Suroriente, 7%
Ecuador, 9%
Canada, 38%
Chaza, 14%
Midas, 29%
Canada
Midas
Chaza
Ecuador
Suroriente
Other

The Midas Block includes the Acordionero field, the Suroriente Block includes the Cohembi field, and the Chaza Block includes the Costayaco and Moqueta fields. Ecuador includes the Charapa, Iguana, Chanangue and Perico Blocks. Canada includes several areas in the Western Canadian Sedimentary Basin with the majority of production in Alberta, Canada.

Commodity prices:

Colombia and Ecuador

Brent - For the year ended December 31, 2025, Brent price decreased by 15% compared to 2024 as a result of excess global oil supply and the gradual unwinding of the previously curtailed OPEC production volumes while Castilla, Vasconia and Oriente differentials decreased to $5.36, $2.31 and $7.63 compared to $8.54, $4.78 and $8.75 in 2024 primarily as a result of decreased supply of heavier crude oil.

For the year ended December 31, 2024, Brent price decreased by 17% compared to 2023 and Castilla, Vasconia and Oriente differentials decreased to $8.54, $4.78 and $8.75 from $10.22, $5.39 and $9.91 in 2023.

During the years ended December 31, 2025, 2024 and 2023, 100% of sales from South America were oil, priced against Brent.

Canada

We entered Canada with the acquisition of i3 Energy which closed on October 31, 2024, and as a result, we only have two months of comparative data available for the corresponding period of 2024, and no comparative data available for 2023.

WTI - For the year ended December 31, 2025, WTI decreased 7% compared to the two month period of operations in 2024. For the year ended December 31, 2025, 25% of NAR production in Canada was oil, compared with 21% during the two month period of 2024.

NGLs - For the year ended December 31, 2025, the weighted average NGL price received was 11% of WTI, consistent with the two month period of 2024. For the year ended December 31, 2025, 24% of NAR production in Canada was NGLs, compared to 27% during the two month period of 2024.

AECO - For the year ended December 31, 2025, AECO price increased 2% compared to the two month period of 2024 averaging $1.56 per mcf. For the year ended December 31, 2025, 51% of NAR production in Canada was natural gas, compared to 52% during the two month period of 2024.

Oil, Natural Gas and NGL Sales

Oil, natural gas and NGL sales for the year ended December 31, 2025, decreased by 4% to $596.7 million compared to $621.8 million in 2024, primarily as a result of a 15% decrease in Brent price, a 15% decrease in sales volumes in Colombia, offset by higher sales volumes in Ecuador, lower differentials, and the full year of sales from Canadian operations of $115.7 million in 2025 compared to the two month period in 2024 of $19.0 million.

On a per boe basis, the average realized price for Colombia decreased by 14% to $56.54 for the year ended December 31, 2025, compared to $65.80 in 2024, primarily as a result of 15% decrease in Brent price.

On a per boe basis, the average realized price for Ecuador decreased by 11% to $61.53 for the year ended December 31, 2025, compared to $68.80 in 2024, primarily as a result of 15% decrease in Brent price and lower differentials.

On a per boe basis, the average realized price for Canada increased by 3% to $21.71 for the year ended December 31, 2025, compared to $21.14 in 2024, primarily as a result of royalties adjustments during the year, partially offset by the decrease in benchmark oil and gas prices.

On a consolidated basis, the average realized price decreased by 30% to $43.41 per boe for the year ended December 31, 2025, compared to $61.93 in 2024, reflecting the structural impact of adding Canadian operations which carry wider benchmark differentials and transportation costs.

Oil, natural gas and NGL sales for the year ended December 31, 2024, decreased by 2% to $621.8 million compared to $637.0 million in 2023, primarily as a result of a 3% decrease in Brent price and 6% decrease in sales volumes in Colombia, offset by an increase in sales volumes in Ecuador, lower differentials, and two months of sales from Canadian operations of $19.0 million in 2024.

On a per boe basis, the average realized price decreased by 8% to $61.93 for the year ended December 31, 2024, compared to $67.26 in 2023, primarily as a result of the decrease in benchmark oil prices and the addition of two months of natural gas and liquids to the portfolio in 2024 through the i3 Energy acquisition.

The following table shows the effect of changes in realized price and sales volumes on our oil, natural gas and NGL sales for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Oil, natural gas and NGL sales for the comparative year	$621,849	$636,957	$711,388
Realized sales price decrease effect	(73,925)	(12,147)	(141,997)
Sales volumes (decrease) increase effect	(47,949)	(21,916)	67,566
Oil, natural gas and NGL sales change - Canada operations	96,738	18,955	—
Oil, natural gas and NGL sales for the current year	$596,713	$621,849	$636,957

Operating Expenses

Operating expenses for the year ended December 31, 2025, increased by 23% to $248.7 million compared to $202.3 million in 2024 due to higher operating costs in Ecuador as a result of production ramp-up in 2025 and the full year of Canadian operations compared to only two months in the corresponding period of 2024. On a per boe basis, operating expenses decreased by 10% or by $2.06 ($1.43 lower workovers and $0.63 lower power generation) to $18.09 compared to $20.15 in the prior year as a result of higher NAR sales in Ecuador and Canada in 2025.

Operating expenses for the year ended December 31, 2024, increased by 8% to $202.3 million compared to $186.9 million in 2023. On a per boe basis, operating expenses increased by only 2% or $0.42 to $20.15 in 2024 compared to $19.73 in 2023, primarily as a result of $0.48 higher workovers, removal of diesel subsidies and higher natural gas and electricity costs in Colombia, partially offset by lower operating costs in Ecuador.

Operating Expenses
$300.0
$250.0
$200.0
$150.0
$100.0
$50.0
$ Millions
$25.00
$20.00
$15.00
$/boe
$186.9
$202.3
$248.7
$19.73
$20.15
$18.09
Year Ended 2023
Year Ended 2024
Year Ended 2025
Operating Expenses
Operating Expenses ($/boe)

Transportation Expenses

We have options to sell our oil, natural gas and NGL through multiple pipelines and, in Colombia, trucking routes. Each transportation route has varying effects on realized price and transportation expenses. The following table shows the percentage of oil, natural gas and NGL volumes we sold in Canada, Colombia and Ecuador using each transportation method for each of the last three years ending December 31, 2025:

	Year Ended December 31,
	2025	2024	2023
Volume transported through pipelines	46%	13%	2%
Volume sold at wellhead	25%	43%	47%
Volume transported via truck to pipelines	29%	44%	51%
	100%	100%	100%

Colombian volumes transported through pipelines or via trucks receive a higher realized price but incur higher transportation expenses. Volumes sold at the wellhead have the opposite effect of lower realized price, offset by lower transportation expense as transportation costs are netted against the sales price. Volumes sold in Ecuador and Canada are transported via pipeline and trucks. We focus on maximizing operating netback (1) per boe when choosing a transportation method.

Transportation expenses for the year ended December 31, 2025, decreased by 8% to $17.0 million or by $0.60 to $1.24 per boe compared to $18.5 million or $1.84 per boe in 2024, as a result of full year of operations in Canada which had lower transportation costs per boe, and a shift to lower-cost delivery points in Colombia.

Transportation expenses for the year ended December 31, 2024, increased by 27% to $18.5 million or by $0.30 to $1.84 per boe compared to $14.5 million or $1.54 per boe in 2023, as a result of higher sales volumes transported in Ecuador, two months of transporting sales volumes in Canada through pipelines, and an increase in trucking tariffs for Acordionero volumes in 2024.

Transportation Expenses
$20.0
$15.0
$10.0
$5.0
$—
$ Million
$3.00
$2.50
$2.00
$1.50
$1.00
$.50
$/boe
$14.5
$18.5
$17.0
$1.54
$1.84
$1.24
Year Ended 2023
Year Ended 2024
Year Ended 2025
Transportation Expenses
Transportation Expenses ($/boe)

The following table shows the variance in our average realized price net of transportation expenses in Colombia, Ecuador and Canada for each of the three years ended December 31, 2025:

Colombia	Year Ended December 31,
(U.S. Dollars per boe Sales Volumes NAR)	2025	2024	2023
Average Brent price	$68.19	$79.86	$82.16

Average realized price, net of transportation expenses for the comparative period	$63.94	$65.62	$81.07
Decrease in benchmark prices	(11.67)	(2.30)	(16.88)
Decrease in quality and transportation discounts	2.41	0.99	1.74
Decrease (increase) in transportation expense	0.17	(0.37)	(0.31)
Average realized price, net of transportation expenses for the year	$54.85	$63.94	$65.62

Average realized price, net of transportation expenses as a % of Brent	80%	80%	80%

Ecuador	Year Ended December 31,
(U.S. Dollars per boe Sales Volumes NAR)	2025	2024	2023
Average Brent price	$68.19	$79.86	$82.16

Average realized price, net of transportation expenses for the comparative period	$65.05	$70.21	$—
Decrease in benchmark prices	(11.67)	(2.30)	—
Decrease (increase) in quality and transportation discounts	4.40	(2.48)	—
Decrease (increase) in transportation expense	0.57	(0.38)	—
Average realized price, net of transportation expenses for the year	$58.35	$65.05	$—

Average realized price, net of transportation expenses as a % of Brent	86%	81%	—%

Canada	Year Ended December 31,
(U.S. Dollars per boe Sales Volumes NAR)	2025	2024	2023
Average WTI price	$64.87	$69.62	$—

Average realized price, net of transportation expenses for the comparative period	$20.39	$—	$—
Decrease in benchmark prices	(4.75)	—	—
Decrease in quality and transportation discounts	5.32	—	—
Decrease in transportation expense	0.51	—	—
Average realized price, net of transportation expenses for the year	$21.47	$—	$—

Average realized price, net of transportation expenses as a % of WTI	33%	—%	—%

Total Company	Year Ended December 31,
(U.S. Dollars per boe Sales Volumes NAR)	2025	2024	2023
Average Brent price	$68.19	$79.86	$82.16

Average realized price, net of transportation expenses for the comparative period	$60.09	$65.72	$81.07
Decrease in benchmark prices	(11.67)	(2.30)	(16.88)
(Increase) decrease in quality and transportation discounts	(6.85)	(3.03)	1.89
Decrease (increase) in transportation expense	0.60	(0.30)	(0.36)
Average realized price, net of transportation expenses for the year	$42.17	$60.09	$65.72

Average realized price, net of transportation expenses as a % of Brent	62%	75%	80%

Gross Profit

Colombia	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Oil, natural gas and NGL sales	$418,411	$575,482	$621,297
Operating expenses	165,902	179,257	179,103
Transportation expenses	12,505	16,297	13,829
Depletion and accretion (*)	186,319	199,323	200,807
Gross profit	$53,685	$180,605	$227,558

(*) Calculated as DD&A expenses for the year ended December 31, 2025, 2024 and 2023 of $199.4 million, $211.2 million and $207.3 million, less depreciation of administrative assets of $13.1 million, $11.9 million and $6.5 million, respectively.

Colombia	Year Ended December 31,
(U.S. Dollars per boe Sales Volumes NAR)	2025	2024	2023
Oil, natural gas and NGL sales	$56.54	$65.80	$67.11
Operating expenses	22.42	20.50	19.35
Transportation expenses	1.69	1.86	1.49
Depletion and accretion	25.18	22.79	21.69
Gross profit	$7.25	$20.65	$24.58

Ecuador	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Oil, natural gas and NGL sales	$62,609	$27,412	$15,660
Operating expenses	24,270	13,425	7,761
Transportation expenses	3,236	1,495	717
Depletion and accretion (*)	29,624	10,156	8,012
Gross profit (loss)	$5,479	$2,336	$(830)

(*) Calculated as DD&A expenses for the year ended December 31, 2025, of $29.9 million, less depreciation of administrative assets of $0.3 million. and the same as DD&A expenses for the years ended December 31, 2024 and 2023.

Ecuador	Year Ended December 31,
(U.S. Dollars per boe Sales Volumes NAR)	2025	2024	2023
Oil, natural gas and NGL sales	$61.53	$68.80	$73.58
Operating expenses	23.85	33.69	36.46
Transportation expenses	3.18	3.75	3.37
Depletion and accretion	29.11	25.49	37.64
Gross profit (loss)	$5.39	$5.87	$(3.89)

Canada	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Oil, natural gas and NGL sales	$115,693	$18,955	$—
Operating expenses	58,576	9,649	—
Transportation expenses	1,283	672	—
Depletion and accretion (*)	48,579	8,938	—
Gross profit (loss)	$7,255	$(304)	$—

(*) Same as DD&A expenses for the years ended December 31, 2025 and 2024.

Canada	Year Ended December 31,
(U.S. Dollars per boe Sales Volumes NAR)	2025	2024	2023
Oil, natural gas and NGL sales	$21.71	$21.14	$—
Operating expenses	10.99	10.76	—
Transportation expenses	0.24	0.75	—
Depletion and accretion	9.11	9.97	—
Gross profit (loss)	$1.37	$(0.34)	$—

Total Company	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Oil, natural gas and NGL sales	$596,713	$621,849	$636,957
Operating expenses	248,748	202,331	186,864
Transportation expenses	17,024	18,464	14,546
Depletion and accretion (*)	264,522	218,417	208,819
Gross profit	$66,419	$182,637	$226,728

(*)Calculated as DD&A expenses for the year ended December 31, 2025, 2024 and 2023 of $278.4 million, $230.6 million and $215.6 million, less depreciation of administrative assets of $13.8 million, $12.2 million and $6.8 million, respectively.

Total Company	Year Ended December 31,
(U.S. Dollars per boe Sales Volumes NAR)	2025	2024	2023
Oil, natural gas and NGL sales	$43.41	$61.93	$67.26
Operating expenses	18.09	20.15	19.73
Transportation expenses	1.24	1.84	1.54
Depletion and accretion	19.24	21.75	22.05
Gross profit	$4.84	$18.19	$23.94

Operating Netbacks

	Year Ended December 31,
Colombia	2025	2024	2023
(Thousands of U.S. Dollars)
Oil, natural gas and NGL sales	$418,411	$575,482	$621,297
Transportation expenses	(12,505)	(16,297)	(13,829)
	405,906	559,185	607,468
Operating expenses	(165,902)	(179,257)	(179,103)
Operating netback (1)	$240,004	$379,928	$428,365

(U.S. Dollars per boe Sales Volumes NAR)
Brent	$68.19	$79.86	$82.16
Quality and transportation discounts	(11.65)	(14.06)	(15.05)
Average realized price	56.54	65.80	67.11
Transportation expenses	(1.69)	(1.86)	(1.49)
Average realized price, net of transportation expenses	54.85	63.94	65.62
Operating expenses	(22.42)	(20.50)	(19.35)
Operating netback (1)	$32.43	$43.44	$46.27

	Year Ended December 31,
Ecuador	2025	2024	2023
(Thousands of U.S. Dollars)
Oil, natural gas and NGL sales	$62,609	$27,412	$15,660
Transportation expenses	(3,236)	(1,495)	(717)
	59,373	25,917	14,943
Operating expenses	(24,270)	(13,425)	(7,761)
Operating netback (1)	$35,103	$12,492	$7,182

(U.S. Dollars per boe Sales Volumes NAR)
Brent	$68.19	$79.86	$82.16

Quality and transportation discounts	(6.66)	(11.06)	(8.58)
Average realized price	61.53	68.80	73.58
Transportation expenses	(3.18)	(3.75)	(3.37)
Average realized price, net of transportation expenses	58.35	65.05	70.21
Operating expenses	(23.85)	(33.69)	(36.46)
Operating netback (1)	$34.50	$31.36	$33.75

	Year Ended December 31,
Canada	2025	2024	2023
(Thousands of U.S. Dollars)
Oil, natural gas and NGL sales	$115,693	$18,955	$—
Transportation expenses	(1,283)	(672)	—
	114,410	18,283	—
Operating expenses	(58,576)	(9,649)	—
Operating netback (1)	$55,834	$8,634	$—

(U.S. Dollars per boe Sales Volumes NAR)
Average realized price	$21.71	$21.14	$—
Transportation expenses	(0.24)	(0.75)	—
Average realized price, net of transportation expenses	21.47	20.39	—
Operating expenses	(10.99)	(10.76)	—
Operating netback (1)	$10.48	$9.63	$—

	Year Ended December 31,
Total Company	2025	2024	2023
(Thousands of U.S. Dollars)
Oil, natural gas and NGL sales	$596,713	$621,849	$636,957
Transportation expenses	(17,024)	(18,464)	(14,546)
	579,689	603,385	622,411
Operating expenses	(248,748)	(202,331)	(186,864)
Operating netback (1)	$330,941	$401,054	$435,547

(U.S. Dollars per boe Sales Volumes NAR)
Brent	$68.19	$79.86	$82.16
Quality and transportation discounts	(24.78)	(17.93)	(14.90)
Average realized price	43.41	61.93	67.26
Transportation expenses	(1.24)	(1.84)	(1.54)
Average realized price, net of transportation expenses	42.17	60.09	65.72
Operating expenses	(18.09)	(20.15)	(19.73)
Operating netback (1)	$24.08	$39.94	$45.99

(1) Operating netback is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

Change in Operating Netback from the Year Ended 2024 to 2025
60.00
40.00
20.00
0.00
$/BOE
$39.94
$(18.52)
$0.60
$2.06
$24.08
Year Ended 2024 Netback
Revenue
Transportation Expenses
Operating Expenses
Year Ended 2025 Netback

Change in Operating Netback from the Year Ended 2023 to 2024
60.00
40.00
20.00
0.00
$/BOE
$45.99
$(5.33)
$(0.30)
$(0.42)
$39.94
Year Ended 2023 Netback
Revenue
Transportation Expenses
Operating Expenses
Year Ended 2024 Netback

Quality and Transportation Discounts & Transportation Expenses
30.00
20.00
10.00
0.00
$/boe
$16.44
$1.54
$14.90
$19.77
$1.84
$17.93
$26.02
$1.24
$24.78
Year Ended 2023
Year Ended 2024
Year Ended 2025
Total Transportation Expenses and Quality and Transportation Discounts
Transportation Expenses
Quality and Transportation Discounts

DD&A Expenses

	Year Ended December 31, 2025
	Colombia	Ecuador	Canada	Corporate	Total
DD&A Expenses, Thousands of U.S. Dollars	$199,381	$29,903	$48,599	$470	$278,353
DD&A Expenses, U.S. Dollars per boe	$26.94	$29.39	$9.12	$—	$20.25

	Year Ended December 31, 2024
	Colombia	Ecuador	Canada	Corporate	Total
DD&A Expenses, Thousands of U.S. Dollars	$211,239	$10,162	$8,941	$277	$230,619
DD&A Expenses, U.S. Dollars per boe	$24.15	$25.50	$9.97	$—	$22.97

	Year Ended December 31, 2023
	Colombia	Ecuador	Canada	Corporate	Total
DD&A Expenses, Thousands of U.S. Dollars	$207,346	$8,018	$—	$220	$215,584
DD&A Expenses, U.S. Dollars per boe	$22.40	$37.67	$—	$—	$22.76

DD&A expenses for the year ended December 31, 2025, increased by 21% from 2024 due to higher production in Ecuador and full year of DD&A from Canadian operations. On a per boe basis, the DD&A decreased by $2.72 due to a higher mix of Canadian NAR sales which have a lower depletion rate.

DD&A expenses for the year ended December 31, 2024, increased by 7% or $0.21 per boe from 2023. On a per boe basis, the DD&A increase in 2024 was due to increased production relative to reserve additions in Ecuador, two months of DD&A expense from Canadian operations, and higher costs in the depletable base as a result of higher future development costs compared to 2023.

Asset Impairment

	As at December 31,
(Thousands of U.S. Dollars)	2025	2024
Impairment of oil and gas properties - Canada	$78,560	$—
Impairment of oil and gas properties - Colombia	57,701	—
	$136,261	$—

For the year ended December 31, 2025, we recorded ceiling test impairment losses of $136.3 million in Canada and Colombia as a result of lower oil and natural gas prices and revised development plans primarily related to natural gas properties in Canada and reduction of capital investment in Colombia. We follow the full cost method of accounting for our oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after-tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price for the 12-month period prior to the ending date of the period covered by the balance sheet, calculated using unweighted arithmetic average of the first-day-of-the-month price for each month within such period. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of our reserves. In accordance with GAAP, we used unweighted arithmetic average of the first-day-of-the-month prices as follows: Brent price of $69.38 per boe, Edmonton Light price of $63.21 (C$86.73) per boe, Alberta AECO spot price of $1.42 (C$1.95) per MMBtu, Edmonton Propane price of $24.05 (C$32.99) per boe, Edmonton Butane price of $27.64 (C$37.92) per boe and Edmonton Condensate price of $65.38 (C$89.70) per boe for the December 31, 2025 ceiling test calculations (December 31, 2024 - Brent price of $80.42 per boe, Edmonton Light price of $68.11 (C$98.01) per boe, Alberta AECO spot price of $1.01 (C$1.46) per MMBtu, Edmonton Propane price of $21.17 (C$30.46) per boe, Edmonton Butane price of $33.63 (C$48.39) and Edmonton Condensate price of $70.07 (C$100.83) per boe; and December 31, 2023 - Brent price of $82.51 per bbl).

G&A Expenses

(Thousands of U.S. Dollars)	Year Ended December 31,
	2025	% change	2024	% change	2023
G&A expenses before stock-based compensation	$56,873	37	$41,431	3	$40,124
G&A stock-based compensation	3,214	(67)	9,707	70	5,722
G&A expenses including stock-based compensation	$60,087	17	$51,138	12	$45,846

(U.S. Dollars Per boe Sales Volumes NAR)
G&A expenses before stock-based compensation	$4.14	—	$4.13	(3)	$4.24
G&A stock-based compensation	0.23	(76)	0.97	62	0.60
G&A expenses including stock-based compensation	$4.37	(14)	$5.10	5	$4.84

G&A expenses before stock-based compensation for the year ended December 31, 2025 increased 37% compared to 2024, as a result of a full year of G&A from Canadian operations, and higher business development and consulting cost related to optimization projects.

G&A expenses before stock-based compensation, on a per boe basis for the year ended December 31, 2025, was comparable with 2024.

G&A expenses before stock-based compensation for the year ended December 31, 2024, increased 3% to $41.4 million as a result of higher severance costs and the addition of two months of G&A from Canadian operations acquired through the i3 acquisition, partially offset by lower business development, legal and consulting costs compared to 2023.

G&A expenses before stock-based compensation, on a per boe basis, for the year ended December 31, 2024, decreased by 3% to $4.13 compared to 2023, as a result of higher NAR sales volumes during 2024.

G&A expenses after stock-based compensation for the year ended December 31, 2025, increased by 17% to $60.1 million, compared to 2024 for the same reason mentioned above, partially offset by lower stock-based compensation attributable to the lower share price in 2025.

G&A expenses after stock-based compensation for the year ended December 31, 2024, increased by 12% to $51.1 million compared to 2023 due to higher stock-based compensation attributable to the higher share price in 2024.

G&A expenses after stock-based compensation, on a per boe basis, for the year ended December 31, 2025, decreased by 14% to $4.37 compared to 2024 due to a 37% increase in sales volumes.

G&A expenses after stock-based compensation, on a per boe basis, for the year ended December 31, 2024, increased by 5% to $5.10 per boe compared to 2023 due to a 62% increase in stock-based compensation attributable to higher share price in 2024.

G&A Expenses Before Stock-Based Compensation
$60.0
$45.0
$30.0
$15.0
$—
$ Millions
$5.00
$4.75
$4.50
$4.25
$4.00
$/boe
$40.1
$41.4
$56.9
$4.24
$4.13
$4.14
Year Ended 2023
Year Ended 2024
Year Ended 2025
G&A Expenses Before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/boe)

Foreign Exchange Losses (Gains)

For the years ended December 31, 2025, 2024 and 2023, we had an $8.7 million loss, $8.8 million gain and $11.8 million loss on foreign exchange, respectively. The main sources of foreign exchange gains and losses are the revaluation of taxes receivable and payable, deferred tax assets and liabilities and accounts payable. Under GAAP, income taxes, deferred taxes and accounts payable are considered monetary assets and liabilities and require translation from local currency to the U.S. dollar functional currency at each balance sheet date.

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the last three years ended December 31, 2025:

	Year Ended December 31,
	2025	2024	2023
Change in the U.S. dollar against the Colombian peso	weakened by	strengthened by	weakened by
	15%	15%	21%
Change in the U.S. dollar against the Canadian dollar	weakened by	strengthened by	weakened by
	5%	9%	2%

Financial Instruments Gains or Losses

The following table presents the nature of our financial instruments gains or losses for each of the three years ended December 31, 2025:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Commodity price derivative (gain) loss	$(10,872)	$2,271	$—
Foreign currency derivative gain	(8,109)	—	—
Electricity price derivative loss	56	—	—
Derivative instruments (gain) loss	$(18,925)	$2,271	$—

Income Tax Expense and Recovery

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
(Loss) income before income taxes	$(232,872)	$44,605	$106,160

Current income tax expense	$15,859	$69,277	$55,688
Deferred income tax (recovery) expense	(55,612)	(27,888)	56,759
Total income tax (recovery) expense	$(39,753)	$41,389	$112,447

Effective tax rate	17%	93%	106%

Current income tax expense for the year ended December 31, 2025, was $15.9 million (2024 - $69.3 million; 2023 - $55.7 million). Current income tax expense decreased for the year ended December 31, 2025, compared to 2024, primarily due to the lower taxable income generated in Colombia.

The deferred income tax expense was a recovery of $55.6 million for the year ended December 31, 2025, primarily as a result of the recognition of additional tax losses from Colombia.

The deferred income tax expense was a recovery of $27.9 million for the year ended December 31, 2024, primarily as a result of the recognition of additional tax losses resulting from a tax planning strategy, which were partially offset by tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia. The deferred income tax expense of $56.8 million for the year ended December 31, 2023 was primarily a result of tax depreciation being higher than accounting depreciation and the use of tax losses to offset taxable income in Colombia.

Our effective tax rate was 17% for the year ended December 31, 2025, compared to 93% in 2024. The decrease in the effective tax rate was primarily due to a decrease in valuation allowance and impact of foreign taxes, partially offset by an increase in non-deductible foreign exchange adjustments and other permanent differences.

Our effective tax rate was 93% for the year ended December 31, 2024, compared with 106% in 2023. The decrease in the effective tax rate was primarily due to a decrease in non-deductible foreign exchange adjustments, 2022 true-up related to tax planning strategy, other permanent differences and impact of foreign taxes. These were partially offset by an increase in valuation allowance.

The difference between our effective tax rate of 17% for the year ended December 31, 2025, and the 21% US statutory tax rate was primarily due to non-deductible foreign exchange adjustments and other permanent differences partially offset by the impact of foreign taxes.

The difference between our effective tax rate of 93% for the year ended December 31, 2024, and the 21% US statutory rate was primarily due to the impact of foreign taxes, valuation allowance, non-deductible royalties in Colombia, other permanent differences and non-deductible stock-based compensation. These were partially offset by a 2022 true-up related to tax planning strategy and non-taxable foreign exchange adjustments.

During the year ended December 31, 2024, we strategically revised our 2022 tax return to use our tax receivable balance to offset current tax liabilities, rather than applying net operating loss carryforwards. This decision was driven by the expectation of higher future income tax rates and increased profitability. As a result, there was an increase in current tax expense of approximately $27.8 million which was offset by long-term tax receivable, ensuring no impact on cash flows. This approach preserved the Company’s net operating loss carryforward for future periods, providing greater tax benefits and flexibility in recovering tax receivables, while strengthening our equity position.

The difference between our effective tax rate of 106% for the year ended December 31, 2023, and the 21% US statutory was primarily due to the impact of foreign taxes, non-deductible foreign exchange adjustments, other permanent differences, non-deductible royalties in Colombia and non-deductible stock-based compensation.

Net Income (Loss) and Funds Flow From Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Fourth quarter 2025 compared with third quarter 2025	% change	Fourth quarter 2025 compared with fourth quarter 2024	% change	Year ended December 31, 2025 compared with year ended December 31, 2024	% change
Net (loss) income for the comparative period	$(19,950)		$(34,210)		$3,216
Increase (decrease) due to:
Sales volumes	(5,479)		13,464		(47,949)
Prices	(13,846)		(30,825)		(73,925)
Sales from acquisition	—		—		96,738
Expenses:
Cash operating expenses	11,219		3,610		(46,417)
Transportation	615		597		1,440
Export tax	1,973		(657)		(3,287)
Cash G&A, excluding stock-based compensation expense	(3,364)		(6,626)		(15,442)
Interest, net of amortization of debt issuance costs	(2,324)		(3,493)		(16,818)
Non-cash interest	2,025		2,025		2,025
Realized foreign exchange gain (loss)	(643)		(3,065)		(8,609)
Transaction costs	—		4,448		5,907
Settlement of financial instruments	(6,704)		(346)		9,189
Other gain (loss)	(1,268)		(1,478)		167
Current taxes	2,645		6,478		53,418
Net lease payments	273		(378)		(1,040)
Interest income	20		(1,056)		(2,576)
Net change in funds flow from operations (1) from comparative period	(14,858)		(17,302)		(47,179)
Expenses:
Depletion, depreciation and accretion	(7,554)		(9,129)		(47,734)
Asset impairment	(136,261)		(136,261)		(136,261)
Deferred tax	22,757		42,499		27,724
Amortization of debt issuance costs	(490)		(1,016)		(4,025)
Net lease payments	(273)		378		1,040
Stock-based compensation	(2,899)		289		6,493
Non-cash interest	(2,025)		(2,025)		(2,025)
Other non-cash loss	3,178		2,913		2,558
Financial instruments gain, net of financial instruments settlements	17,196		11,043		12,007
Unrealized foreign exchange (loss) gain	31		1,673		(8,933)
Net change in net (loss) income	(121,198)		(106,938)		(196,335)
Net loss for the current period	$(141,148)	(608)%	$(141,148)	(313)%	$(193,119)	(6,105)%

(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

2026 Work Program and Capital Expenditures

Our Colombian, Canadian and Ecuadorian development expenditures are expected to represent approximately 50%, 35% and 15% of our 2026 capital program.

The table below shows the break-down of our 2026 capital program:

	Number of Wells (Gross)	Number of Wells (Net)	2026 Capital Budget ($ million)
Development - Colombia	4 - 5	2 - 3	70 - 90
Development - Canada	4 - 5	2 - 3	35 - 45
Development - Ecuador	—	—	15 - 25
	8 - 10	4 - 6	120 - 160

Our base capital program for 2026 is $120 million to $160 million with over 90% attributed to development activities. Based on the mid-point of the 2026 guidance, approximately 20% of the development activities included in the 2026 capital program are expected to be directed to facilities to support future production growth and enhance recovery factors.

We expect cash flows from operations to fully fund our 2026 capital program, assuming average Brent oil prices of $65.00 per boe, WTI oil prices of $61.00 per boe and average AECO natural gas prices of C$3.00 per mcf, together with expected production of 42,000 to 47,000 boepd.

We commenced the execution of our 2026 capital program as planned, and as of February 27, 2026, we drilled one well in the Cohembi field in Colombia and three wells in the Simonette area in Canada. Subsequent to December 31, 2025, the entire interest in Simonette was divested.

Capital Program
Capital expenditures during the year ended December 31, 2025 were $256.3 million.

(Millions of U.S. Dollars)	Colombia	Ecuador	Canada	Total
Exploration:
Drilling and Completions	$21.5	$33.2	$—	$54.7
Civil Works	5.2	4.0	—	9.2
Other	12.7	10.7	—	23.4
Total Exploration	$39.4	$47.9	$—	$87.3
Development:
Drilling and Completions	$43.5	$3.2	$25.2	$71.9
Facilities	5.0	0.7	2.0	7.7
Civil Works	32.5	7.2	14.0	53.7
Other	29.6	3.3	2.8	35.7
Total Development	$110.6	$14.4	$44.0	$169.0
Total Company	$150.0	$62.3	$44.0	$256.3

During the year ended December 31, 2025, we spud the following wells in Colombia, Ecuador and Canada:

	Number of Wells
	Gross	Net
Colombia
Exploration
Productive	1.0	0.5
Dry	2.0	2.0
	3.0	2.5

Development
Productive	6.0	4.4
Dry	1.0	0.5
Service	1.0	0.5
In-progress	1.0	0.5
	9.0	5.9
	12.0	8.4

Ecuador
Exploration
Productive	4.0	4.0
In-progress	—	—
	4.0	4.0

Canada
Development
Productive	5.0	2.2
Service	1.0	0.3
	6.0	2.5
Total	22.0	14.9

In 2025, we drilled eight development, one service and three exploration wells in Colombia, four exploration wells in Ecuador, and five development and one service well in Canada. Of the wells drilled in Colombia, seven were drilled in the Suroriente Block, three in the Chaza Block, one in the Llanos-85 Block and one in the Alea 1848-A Block. In Ecuador, two wells were drilled in the Charapa Block and two in the Iguana Block. In Canada, we drilled six wells, four of which were in our Simonette acreage and two in our Clearwater acreage. As at December 31, 2025, of the exploration and development wells drilled, sixteen were producing, two were service, three were dry, and one well was in-progress.

Liquidity and Capital Resources

	As at December 31,
(Thousands of U.S. Dollars)	2025	% Change	2024	% Change	2023
Cash and cash equivalents	$82,931	(20)	$103,379	66	$62,146
Credit facility	$—	—	$—	(100)	$36,364
Senior Notes	$740,541	(6)	$786,619	47	$536,619

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

Credit Facility - Canada

As at December 31, 2025, the Company, through its wholly owned subsidiary, Gran Tierra Canada Ltd., had a revolving credit facility with National Bank of Canada dated March 22, 2024 with a borrowing base of C$100.0 million (US$72.9 million) and the available commitment of a C$75.0 million (US$54.7 million) revolving credit facility comprised of a C$60.0 million (US$43.7 million) syndicated facility and a C$15.0 million (US$10.9 million) operating facility. The drawn down amounts under the revolving credit facility can either be in Canadian or U.S. dollars and bear interest rates equal to either the Canadian prime rate or U.S. Base Rate plus a margin ranging from 2.00% to 4.00% per annum or for CORRA loans and SOFR loans plus a margin ranging from 3.00% to 5.00% per annum. Undrawn amounts under the revolving credit facility bear standby fee ranging from 0.75% to 1.25% per annum. In each case, the margin or standby fee, as applicable is based on Net Debt to EBITDA ratio of Gran Tierra Canada Ltd. The maturity date of the facility is October 30, 2027.

During 2025, we drew C$37.2 million (US$26.1 million) under the revolving credit facility, and C$82.5 million (US$58.8 million) under the operating credit facility, both of which were fully repaid, and as at December 31, 2025, the revolving and operating credit facility remained undrawn.

Credit Facility - Colombia

On April 16, 2025, we, through our wholly owned subsidiary, Gran Tierra Energy Colombia GmbH, a Swiss limited liability company, entered into a $75.0 million reserve-based lending facility (the “RBL facility”). Any loans incurred under the reserve-based lending facility will mature on April 16, 2028 and will bear interest at a rate per annum equal to, at our option, either (a) a customary base rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (b) a term secured overnight finance rate (“SOFR”) reference rate plus an applicable margin of 4.50%. Interest on base rate borrowings is payable quarterly in arrears and interest on term SOFR borrowings accrues in respect of interest periods of three or six months, at the election of the Company, and is payable on the last day of such interest period. The facility also includes a commitment fee of 1.58% per annum on undrawn amounts.

On October 23, 2025, the existing RBL facility was amended (“the Amended RBL facility”) to reduce the borrowing base to $60.0 million and revised certain related terms, including provisions governing borrowings, hedging obligations, and borrowing base redetermination. Under the terms of Amended RBL facility, we are required to repay any amounts outstanding in excess of $20.0 million upon funding the oil prepayment agreement and the lender may initiate a redetermination of the borrowing base if advances requested by the Company are in excess of $20.0 million.

Under the terms of the RBL Facility, we are required to maintain compliance with the following financial covenants:

i.consolidated net debt to consolidated adjusted EBITDA ratio that may not exceed 3.00 to 1.00, and
ii.consolidated interest coverage ratio that may not be less than 2.50 to 1.00

We were in compliance with all applicable covenants related to the RBL facility as of December 31, 2025.

During 2025, we drew $34.5 million under the facility, which was fully repaid, and as of December 31, 2025, the RBL facility remained undrawn. Subsequent to year end, we terminated the RBL Facility. There were no material early termination penalties incurred, and upon full repayment and satisfaction of the Credit Agreement, the related guarantee and security interests securing its obligations were extinguished and terminated.

Senior Notes

At December 31, 2025, we had $24.2 million of 7.75% Senior Notes due 2027 (the “7.75% Senior Notes”), and $716.3 million of 9.50% Senior Notes due 2029 (the “9.50% Senior Notes”).

The 7.75% Senior Notes bear interest at a rate of 7.75% per annum, payable semi-annually in arrears on May 23 and November 23 of each year, beginning on November 23, 2019. The 7.75% Senior Notes will mature on May 23, 2027, unless earlier redeemed or re-purchased.

The 9.50% Senior Notes bear interest at a rate of 9.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2024. The 9.50% will mature on October 15, 2029, unless earlier redeemed or re-purchased.

The principal amount of 9.50% Senior Notes is to be repaid as follows: (i) October 15, 2026, 25% of the principal amount; (ii) October 15, 2027, 5% of the principal amount; (iii) October 15, 2028, 30% of the principal amount; and (iv) October 15, 2029, the remainder of the principal amount of 40%.

Under the terms of 9.50% Senior Notes agreement, we are required to maintain compliance with the following financial covenants:
i.consolidated interest coverage ratio of not less than 2.5; and
ii.consolidated net debt (total debt excluding deferred financing fees debt less cash equivalents) to consolidated adjusted earnings before interest, taxes and DD&A (“EBITDA”) of not more than 3.0.

During the year ended December 31, 2025, we paid at maturity the remaining principal of $24.8 million of 6.25% Senior Notes due in February 2025 for cash consideration of $25.6 million, including interest payable of $0.8 million.

During the year ended December 31, 2025, we purchased in the open market $21.3 million of outstanding 9.50% Senior Notes for cash consideration of $17.2 million, including interest payable of $0.2 million. The purchase resulted in a $2.9 million gain, which included the write-off of deferred financing fees of $1.4 million.

We were in compliance with all applicable covenants related to Senior Notes as of December 31, 2025.

Subsequent to December 31, 2025, we completed an exchange of existing $628.7 million 9.50% Senior Notes for a new $503.6 million 9.75% Senior Notes. The exchange consideration for the Senior Notes exchanged prior to early participation deadline of February 11, 2026, included early participation premium of $50 for each $1,000 aggregate principal amount and cash consideration of $125.0 million. Approximately 86.13% of the aggregate principal amount exchanged was tendered prior to the early participation deadline. The 9.75% Senior Notes will mature on April 15, 2031, unless earlier redeemed or re-purchased. The principal amount of 9.75% Senior Notes is to be repaid as follows: (i) October 15, 2029 - 15% of the principal amount; (ii) October 15, 2030 - 15% of the principal amount; (iii) April 15, 2031 - the remainder of the principal amount.

At any time, prior to April 15, 2028, we may redeem up to 35% of the aggregate principal amount of 9.75% Senior Notes at a redemption price equal to 109.5% of the principal amount. Additionally, we may redeem all or a portion of the 9.75% Senior Notes on or after April 15, 2028 at the following redemption prices: 2028 - 104.875%; 2029 - 102.438%; 2030 and thereafter - 100%.

As of February 27, 2026, we had outstanding aggregate principal amounts of $24.2 million of our 7.50% Senior Notes due 2027, $87.6 million of our 9.50% Senior Notes due 2029 and $503.6 million of our 9.75% Senior Notes due 2031.
Prepayment agreements

In the fourth quarter of 2025, we executed a prepayment agreement with Trafigura, our purchaser of crude oil. The prepayment agreement requires Gran Tierra to sell and deliver all production from our assets in Ecuador for 48 months starting on October 1, 2025 and expiring on September 30, 2029.

The prepayment agreement provides for an advance payment facility of up to $150 million against future revenues, which was advanced in the fourth quarter of 2025; of this, $34.1 million was recorded as a current liability within accounts payable. Amounts drawn on this prepayment agreement are to be repaid through future oil deliveries. Shortfalls in crude oil deliveries in any given repayment period can be delivered during the next repayment period within three calendar months or paid in cash thereafter. The interest cost is based on a SOFR risk-free rate plus a margin of 3.75% per annum. Under the terms of the prepayment agreement, we can repay the outstanding balance of the advance payment at any time without penalty. We were granted a six-month grace period for repayment of the principal amount drawn under the prepayment agreement with first re-payment starting April 2026.

Under the terms of the prepayment agreement, we are required to maintain compliance with the following financial covenants:

i.Asset Coverage Ratio of at least 150%, calculated using the net present value of the consolidated future cash flows of our Company up to the final maturity date discounted at 10% over the outstanding principal and the interest payable amount on the prepayment agreement at each reporting period. The net present value of the consolidated future cash flows of the Company is required to be based on 80% of the prevailing ICE Brent forward strip.

ii.Debt Service Coverage Ratio of at least 200%, calculated using the estimated crude oil to be delivered by the Company from any relevant time up to the final maturity date based on 80% of the prevailing ICE Brent forward strip and adjusted for quality differential and transportation discount over the outstanding principal amount under the prepayment agreement.

Subsequent to December 31, 2025, we amended the existing prepayment agreement to include both Ecuadorian and Colombian oil production and ability to upsize the prepayment amount to $350 million, consisting of:

•$150.0 million fully drawn as of December 31, 2025,
•$175.0 million immediately available, of which $158.5 million was drawn subsequent to December 31, 2025
•$25.0 million additional, at Trafigura’s absolute discretion

Pursuant to the amended and restated prepayment agreement, proceeds from the new advance are required to be used exclusively to finance the repurchase or exchange of Senior Notes and to pay fees and expenses associated with the amended agreement. In addition, the agreement revised the asset coverage ratio covenant calculation by increasing the ICE Brent pricing assumption from 80% to 90%.

This new agreement will amend and restate the existing prepayment arrangement and will include Gran Tierra Operations Colombia GMBH as a seller of oil production from Colombian assets, provide a new prepayment advance and replace the old accordion facility with a new uncommitted advance option.

Production sharing agreement (“PSA”)

Subsequent to December 31, 2025, we, through our wholly owned subsidiary, Gran Tierra Energy (Azerbaijan) GmbH, entered into an exploration, development and PSA with the State Oil Company of Azerbaijan Republic (“SOCAR”), providing for a 65% participating interest to us and a 35% participating interest to SOCAR. The PSA provides for a five-year exploration phase and, in the event of a commercial crude oil discovery, a 25-year development phase, with minimum work commitments during the exploration period to be completed within 36 months. These commitments include, among others, the acquisition of 250 square kilometers of 3D seismic data, the drilling of two exploration wells, and the conduct of geological and environmental impact studies. We have the right to relinquish the entire contract area during the exploration phase upon fulfillment of its exploration commitments, subject to 90 days’ prior notice to SOCAR.

Disposition of Simonette area

Subsequent to December 31, 2025, we entered into the agreement to dispose of the entire WI and associated title rights in the Simonette Montney Block in Canada effective January 1, 2026, for total cash consideration of C$62.5 million (US$45.6 million). The consideration comprised C$50.0 million (US$36.4 million) attributable to the sale of crude oil and natural gas rights and C$12.5 million (US$9.1 million) related to the sale of tangible assets and seismic data.

Share Repurchase Program, NCIB

During the year ended December 31, 2025, we implemented a share re-purchase program (the “2025 Program”) through the facilities of the TSX, the NYSE or alternative trading programs in Canada or the United States, if eligible. Under the 2025 Program, we are able to purchase up to 2,925,720 shares of Common Stock, representing 10% of the public float as of October 31, 2025, at prevailing market prices at the time of purchase. The 2025 Program will continue for one year and expire on November 5, 2026, or earlier if the 10% maximum is reached.

During the year ended December 31, 2025, we re-purchased 692,804 shares at a weighted average price of $5.00 per share under the 2024 Program implemented in 2024 with similar terms to that of 2025 Program. The 2024 Program expired on November 5, 2025. As of December 31, 2025, all shares re-purchased under the 2024 Program were cancelled subsequent to re-purchase and no shares were repurchased under 2025 Program.

Acquisitions and Dispositions

On December 9, 2025, we completed the acquisition of 100% working interest (“WI”) of the Perico and Espejo Blocks in the Oriente Basin in Ecuador and their associated Consortiums through its indirect wholly owned subsidiaries. Substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, therefore the acquisition was not considered a business combination and was accounted for as an asset acquisition. The purchase price for the acquisition was comprised of cash consideration of $8.3 million, deferred payment of $3.1 million and $1.1 million of contingent consideration payable upon achieving 2.0 million barrels of cumulative crude oil production from the Perico Block. The deferred payment bears an interest rate of secured overnight finance rate (“SOFR”) plus 3% per annum and is payable the earlier of the approval of the amended Consortium agreement by Hydrocarbons Committee or December 8, 2026. We are expecting to reach 2.0 million barrels of cumulative production from the Perico Block in approximately 3 years.

During the year ended December 31, 2025, we, through our wholly owned subsidiary, Gran Tierra UK Limited, a United Kingdom limited company, completed the sale agreement for its wholly owned subsidiary, Gran Tierra North Sea Limited (“GTNSL”) to NEO Energy for total consideration of $7.5 million. GTNSL held a 100% equity interest in United Kingdom Continental Shelf licence P2358, which includes the Serenity discovery. The transaction was subject to customary closing conditions, including regulatory approval from the North Sea Transition Authority, all of which were satisfied prior to closing. We applied the deferred income tax asset associated with GTNSL, with a carrying value of $7.5 million, against the total consideration received, resulting in no gain or loss recognized on the sale.

Cash and Cash Equivalents Held Outside of Canada and the United States

At December 31, 2025, 100% of our cash and cash equivalents was held in Canada and the United States.

Cash Flows

The following table presents our sources and uses of cash and cash equivalents for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Sources of Cash and Cash Equivalents:
Net (loss) income	$(193,119)	$3,216	$(6,287)
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	278,353	230,619	215,584
Asset impairment	136,261	—	—
Deferred tax (recovery) expense	(55,612)	(27,888)	56,759
Stock-based compensation expense	3,214	9,707	5,722
Amortization of debt issuance costs	16,943	12,918	5,831
Unrealized foreign exchange loss (gain)	1,040	(7,893)	(5,085)
Non-cash interest expense	2,025	—	—
Other non-cash (gain) loss	(2,558)	—	2,312
Unrealized derivative instruments (gain) loss	(8,633)	3,374	—
Non-cash lease expenses	5,821	5,923	4,967
Lease payments	(5,973)	(5,035)	(3,018)
Funds flow from operations (1)	177,762	224,941	276,785
Proceeds from issuance of Senior Notes, net of issuance costs	—	221,474	—
Changes in non-cash operating working capital	141,872	16,078	—
Proceeds from exercise of stock options	51	373	8
Proceeds from debt, net of issuance costs	116,548	—	48,014
Proceeds on disposition of property, plant and equipment	7,876	44,382	—
Foreign exchange gain on cash and cash equivalents and restricted cash and cash equivalents	387	—	5,869
	444,496	507,248	330,676
Uses of Cash and Cash Equivalents:
Additions to property, plant and equipment	(275,869)	(234,236)	(226,584)
Cash paid for business combinations, net of cash acquired	—	(162,651)	—
Cash paid for property acquisitions	(4,471)	—	—
Repayment of Senior Notes	(24,828)	—	(60,000)
Senior Notes issuance costs	—	—	(13,351)
Repayment of debt	(119,945)	(36,364)	(13,636)
Lease payments	(11,182)	(13,300)	(6,527)
Changes in non-cash operating working capital	—	—	(48,416)
Cash settlement of asset retirement obligation	(6,385)	(1,698)	(377)
Re-purchase of shares of Common Stock	(3,466)	(15,309)	(17,300)
Re-purchase of Senior Notes	(17,021)	—	(6,805)
Foreign exchange loss on cash and cash equivalents and restricted cash and cash equivalents	—	(3,391)	—
	(463,167)	(466,949)	(392,996)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(18,671)	$40,299	$(62,320)

(1) Funds flow from operations is a non-GAAP measure which does not have any standardized meaning prescribed under GAAP. Refer to note 2 “Financial and Operational Highlights - Non-GAAP measures” for a definition and reconciliation of this measure.

Contractual Obligations

The following is a schedule by year of purchase obligations, future minimum payments for firm agreements and leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2025:

(Thousands of U.S. Dollars)	Total	2026	2027-2028	2029-2030	2031 and beyond
7.75% Senior Notes	24,201	—	24,201	—	—
9.50% Senior Notes	716,340	179,085	250,719	286,536	—
Total debt	740,541	179,085	274,920	286,536	—
Interest and commitment fee payments(1)	185,319	67,739	96,030	21,550	—
Oil transportation services	3,587	2,263	1,309	15	—
Drilling and Completions	16,326	5,442	10,884	—	—
Operating leases	11,349	4,823	6,466	60	—
Finance leases	19,800	13,690	6,110	—	—
Software and Telecommunication	5,351	1,503	3,056	792	—
Total	$982,273	$274,545	$398,775	$308,953	$—

(1) Commitment fee payments were calculated by assuming that our borrowing base on credit facilities would be available until October 2027 and April 2028 maturity dates and interest and principal payments on our 7.75% and 9.50% Senior Notes were calculated under assumption that Senior Notes would be held until their maturity dates of May 2027 and October 2029, respectively. Actual results could differ from these estimates and assumptions.

As at December 31, 2025, we had provided letters of credit and other credit support totaling $209.0 million, of which $61.3 million was related to capital commitments in the Suroriente Block, and the remaining as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements, as well as for transmission capacity in Canada (December 31, 2024 - $244.5 million).

The above table does not reflect estimated amounts expected to be incurred in the future associated with the abandonment of our oil and gas properties and other long-term liabilities, as we cannot determine with accuracy the timing of such payments. Information regarding our asset retirement obligation can be found in Note 14 to the Consolidated Financial Statements, Asset Retirement Obligation, in Item 8 “Financial Statements and Supplementary Data.”

As is customary in the oil and gas industry, we may at times have commitments in place to reserve or earn certain acreage positions or wells. If we do not meet such commitments, the acreage positions or wells may be lost, and associated penalties may be payable.

Climate Change

We have considered the impact of the climate events on the following items presented in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025:

Impairment

In our impairment evaluation of unproved properties, we have considered the impact of the evolving worldwide demand for energy and global advancement of alternative sources of energy that are not sourced from fossil fuels in the ceiling test impairment assessment on oil and gas properties. The estimated ceiling amount of our oil and gas properties was based on proved reserves, the life of which is generally less than 15 years. The ultimate period in which global energy markets can transition from carbon-based sources to alternative energy is highly uncertain. However, the majority of the cash flows associated with proved reserves per the 2025 reserve report should be realized prior to the potential elimination of carbon-based energy.

Expenditures on property, plant and equipment

From 2018 to 2025, we incurred $23.2 million on gas-to-power facilities in the Acordionero field to reduce emissions principally by the recovery and use of natural gas in the field for power generation and reduction of diesel use for power generation. In 2025, the Acordionero field represented 29% of our oil and natural gas production. As of the end of 2025, Gran Tierra was converting gas to power at eight of our facilities located in the Acordionero, Costayaco, Moqueta, Mono Arana, Los

Angeles, Cohembi fields in Colombia, and Charapa and Chanangue Blocks in Ecuador. In total, we converted 2.6 billion standard cubic feet of natural gas into electricity instead of being flared for the year ended December 31, 2025 and have incurred capital expenditures of $45.5 million since 2018. The extent of spending on projects is directly linked to reducing the climate impact of our operations.

Established in 2017, NaturAmazonas addresses the root causes of deforestation and develops nature-based solutions for reversing the process while increasing the well-being of nearby communities. We are an industry leader in reforestation and conservation in Colombia. It has created an effective model for creating change at scale by engaging communities in protecting their environment and securing partnerships with public and private institutions, as well as stakeholders in long-term reforestation and conservation efforts. NaturAmazonas is projected to sequester approximately 8.7 million tonnes of CO2, equivalent to approximately 14 years of our 2025 Scope 1 and Scope 2 emissions1. We have planted over 1.9 million trees and conserved, preserved, or reforested more than 5,600 hectares of land through all of our environmental efforts to date.

1 2025 emissions are based on full year emissions from Colombia, Canada and Ecuador operations.

Current assets and current liabilities

These amounts are short-term in nature, and during the year ended December 31, 2025, management was not aware of any material impacts on these items related to climate change and climate events. We did not experience material credit losses on our accounts receivable during 2025.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas and the applicable discount rate that are used to calculate the discounted present value of the reserves do not require judgment. The ceiling test calculation dictates that a 10% discount factor be used and future net revenues are calculated using the unweighted arithmetic average of the first-day-of-the month Brent price for the 12-month period prior to the ending date of the period covered by the balance sheet. Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs but reflect adjustments for gravity, quality, local conditions, gathering and transportation fees, and distance from market. Estimates of standardized measure of our future cash flows from proved reserves for our December 31, 2025 ceiling tests were based on wellhead prices per boe as of the first day of each month within that twelve-month period.

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

For the year ended December 31, 2025 we had $136.3 million ceiling test impairment losses, none for December 31, 2024 and 2023. We used an average Brent price of $69.38 per boe, Edmonton Light price of $63.21 (C$86.73) per boe, Alberta AECO spot price of $1.42 (C$1.95) per MMBtu, Edmonton Propane price of $24.05 (C$32.99) per boe, Edmonton Butane price of $27.64 (C$37.92) per boe and Edmonton Condensate price of $65.38 (C$89.70) per boe for the December 31, 2025 ceiling test calculations (December 31, 2024 - Brent price of $80.42 per boe, Edmonton Light price of $68.11 (C$98.01) per boe, Alberta AECO spot price of $1.01 (C$1.46) per MMBtu, Edmonton Propane price of $21.17 (C$30.46) per boe, Edmonton Butane price of $33.63 (C$48.39) and Edmonton Condensate price of $70.07 (C$100.83) per boe; and December 31, 2023 - Brent price of $82.51 per bbl).

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

Foreign Currency Risk

Foreign currency risk is a factor for our company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. Our reporting currency is U.S. dollars and 81% of our revenues are related to the U.S. dollar price of Brent with the remainder related to Canadian dollar price of WTI oil or AECO gas. In Colombia, we receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures are in U.S. dollars or are based on U.S. dollar prices. The majority of our operating costs, income taxes, VAT, and G&A expenses in all locations are in local currency. In Canada, we receive 100% of our revenue in Canadian dollars and majority of our capital and operating expenditures are in Canadian dollars or are based on Canadian dollar prices.

Additionally, foreign exchange gains and losses result primarily from the fluctuation of the U.S. dollar to the Colombian peso due to our accounts payable, taxes receivable and payable and deferred tax assets and liabilities in Colombia are denominated in the local currency of the Colombian foreign operations which are our monetary assets. As a result, a foreign exchange gain or loss must be calculated on conversion to the U.S. dollar functional currency. A one percent strengthening in Colombian peso against the U.S. dollar results in foreign exchange loss of approximately $0.4 million U.S. dollars on accounts payable, gain of approximately $0.2 million U.S. dollars on taxes receivable and payable and gain of approximately $0.1 million U.S. dollars on deferred tax assets and liabilities.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our credit facility, which bears floating rates of interest. At December 31, 2025, our Canadian and Colombian credit facilities remained undrawn (December 31, 2024 - undrawn).

Our investment objectives are focused on preservation of principal and liquidity. By policy, we manage our exposure to market risks by limiting investments to high quality bank issues at overnight rates, or U.S. or Canadian government-backed federal, provincial or state securities or other money market instruments with high credit ratings and short-term liquidity. A 10% change in interest rates would not have a material effect on the value of our investment portfolio. We do not hold any investments for trading purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gran Tierra Energy Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gran Tierra Energy Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the impact of the estimated proved oil and natural gas reserves on the depletion expense and the ceiling test calculations related to the Company’s oil and natural gas properties

As discussed in Note 2 to the consolidated financial statements, the Company depletes its oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Under such method, capitalized costs are depleted over the estimated proved oil and natural gas reserves. As discussed in Note 8 to the consolidated financial statements, the Company recorded depletion and depreciation expense of $267.9 million for the year ended December 31, 2025, a portion of which related to the Company’s oil and natural gas properties. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company performs a ceiling test calculation each quarter on a country-by-country basis. In performing its quarterly ceiling test, the Company limits the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes, to the estimated future net cash flows from proved oil and natural gas reserves discounted at 10 percent, net of related tax effects, plus the lower of cost or fair value of unproved properties included in the costs being amortized. If such capitalized costs exceed the ceiling limitation, the Company will record a ceiling test impairment to the extent of such excess. As discussed in Note 9 to the consolidated financial statements, the Company recorded ceiling test impairment losses of $136.3 million in Canada and Colombia in 2025 related to the Company’s oil and natural gas properties. The estimation of proved oil and natural gas reserves, which are used in the calculations of depletion and the ceiling test, involves the expertise of independent reservoir engineering specialists, who take into consideration assumptions related to forecasted production and forecasted operating, royalty and capital costs (reserve assumptions). The Company engages independent reservoir engineering specialists to estimate the proved oil and natural gas reserves.

We identified the assessment of the impact of estimated proved oil and natural gas reserves on the depletion expense and the ceiling test calculations related to the Company’s oil and natural gas properties as a critical audit matter. Changes in the reserve assumptions could have a significant impact on the depletion expense and the ceiling test calculations. Complex auditor judgment was required in evaluating the Company’s proved oil and natural gas reserves, and the related reserve assumptions, which were an input to the depletion expense and the ceiling test calculations.

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

We recalculated the depletion expense and the ceiling test calculations and analyzed them for compliance with industry and regulatory standards. We evaluated the competence, capabilities and objectivity of the independent reservoir engineering specialists engaged by the Company to estimate the proved oil and natural gas reserves.

We evaluated the methodology used by the independent reservoir engineering specialists to estimate the proved oil and natural gas reserves for compliance with industry and regulatory standards. We compared the Company’s 2025 actual production and operating, royalty and capital costs to those estimates used in the prior year’s estimate of the proved oil and natural gas reserves to assess the Company’s ability to accurately forecast. We assessed the estimates of forecasted production and forecasted operating, royalty and capital costs assumptions used in the estimate of the proved oil and natural gas reserves by comparing them to historical results.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2018

Calgary, Canada

March 4, 2026

Gran Tierra Energy Inc.
Consolidated Statements of Operations
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
OIL, NATURAL GAS AND NGL SALES (NOTE 15)	$596,713	$621,849	$636,957

EXPENSES
Operating	248,748	202,331	186,864
Transportation	17,024	18,464	14,546
Export tax	3,287	—	—
Depletion, depreciation and accretion (Note 8)	278,353	230,619	215,584
Asset impairment (Note 9)	136,261	—	—
General and administrative	60,087	51,138	45,846
Foreign exchange loss (gain)	8,734	(8,808)	11,822
Derivative instruments (gain) loss (Note 18)	(18,925)	2,271	—
Interest expense (Note 11)	101,309	80,466	55,806
Transaction costs	—	5,907	—
Other financial instruments loss	—	—	15
TOTAL EXPENSES	834,878	582,388	530,483

OTHER GAIN (LOSS)	4,203	1,478	(2,297)
INTEREST INCOME	1,090	3,666	1,983
(LOSS) INCOME BEFORE INCOME TAXES	(232,872)	44,605	106,160

INCOME TAX EXPENSE (RECOVERY)
Current (Note 16)	15,859	69,277	55,688
Deferred (Note 16)	(55,612)	(27,888)	56,759
	(39,753)	41,389	112,447
NET (LOSS) INCOME	$(193,119)	$3,216	$(6,287)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	9,296	(6,736)	—
NET AND COMPREHENSIVE LOSS	$(183,823)	$(3,520)	$(6,287)

NET (LOSS) INCOME PER SHARE
–BASIC AND DILUTED	$(5.45)	$0.10	$(0.19)
	$(5.45)	$0.10	$(0.19)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED (Note 13)	35,435,782	32,042,897	33,469,828
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Balance Sheets
(Thousands of U.S. Dollars, Except Share and Per Share Amounts)

	As at December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$82,931	$103,379
Accounts receivable (Note 6)	32,908	35,480
Inventory (Note 7)	55,384	43,116
Taxes receivable (Note 5)	27,113	18,095
Derivatives (Note 18)	10,147	712
Other current assets	5,044	10,489
Total Current Assets	213,527	211,271

Oil and Natural Gas Properties (using the full cost method of accounting)
Proved	1,154,836	1,260,578
Unproved	108,339	119,520
Total Oil and Natural Gas Properties	1,263,175	1,380,098
Other capital assets	41,245	43,033
Total Property, Plant and Equipment (Note 8)	1,304,420	1,423,131

Other Long-Term Assets
Taxes receivable long-term (Note 5)	1,912	1,629
Deferred tax assets (Note 16)	56,268	11,718
Other long-term assets (Note 18 and 19)	9,952	7,038
Total Other Long-Term Assets	68,132	20,385
Total Assets	$1,586,079	$1,654,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 10, 12 and 14)	$314,005	$273,103
Current portion of long-term debt (Note 11)	21,212	24,807
Taxes payable (Note 5)	11,906	13,970
Equity compensation award liability (Note 13)	8,569	10,568
Total Current Liabilities	355,692	322,448

Long-Term Liabilities
Long-term debt (Note 11)	686,521	722,123
Customer advance (Note 12)	115,909	—
Deferred tax liabilities (Note 16)	53,458	64,114
Asset retirement obligation (Note 14)	118,876	105,936
Equity compensation award liabilities (Note 13)	14,993	17,456
Other long-term liabilities (Note 18)	11,886	9,142
Total Long-Term Liabilities	1,001,643	918,771

Commitments and Contingencies (Note 17)

Shareholders’ Equity
Common Stock (Note 13) (35,298,774 and 36,460,141 issued, 35,298,774 and 35,972,193 outstanding shares of Common Stock, par value $0.001 per share, as at December 31, 2025 and December 31, 2024, respectively)	9,939	9,940
Additional paid in capital	1,269,178	1,273,343
Treasury stock (Note 13)	—	(3,165)
Accumulated other comprehensive gain (loss)	2,560	(6,736)
Deficit	(1,052,933)	(859,814)
Total Shareholders’ Equity	228,744	413,568
Total Liabilities and Shareholders’ Equity	$1,586,079	$1,654,787
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net (loss) income	$(193,119)	$3,216	$(6,287)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 8)	278,353	230,619	215,584
Asset impairment (Note 9)	136,261	—	—
Deferred tax (recovery) expense (Note 16)	(55,612)	(27,888)	56,759
Stock-based compensation expense (Note 13)	3,214	9,707	5,722
Amortization of debt issuance costs (Note 11)	16,943	12,918	5,831
Non-cash lease expenses	5,821	5,923	4,967
Non-cash interest expense	2,025	—	—
Lease payments	(5,973)	(5,035)	(3,018)
Unrealized foreign exchange loss (gain)	1,040	(7,893)	(5,085)
Unrealized derivative instruments (gain) loss (Note 18)	(8,633)	3,374	—
Cash settlement of asset retirement obligation (Note 14)	(6,385)	(1,698)	(377)
Other non-cash (gain) loss	(2,558)	—	2,312
Net change in assets and liabilities from operating activities (Note 19)	141,872	16,078	(48,416)
Net cash provided by operating activities	313,249	239,321	227,992

Investing Activities
Additions to property, plant and equipment (Note 8 and 19)	(275,869)	(234,236)	(226,584)
Cash paid for business combinations, net of cash acquired (Note 3)	—	(162,651)	—
Proceeds on disposition of property, plant and equipment (Note 8)	7,876	44,382	—
Cash paid for property acquisitions, net of cash acquired (Note 8)	(4,471)	—	—
Net cash used in investing activities	(272,464)	(352,505)	(226,584)

Financing Activities
Proceeds from issuance of Senior Notes, net of issuance costs	—	221,474	—
Purchase of Senior Notes (Note 11)	(17,021)	—	(6,805)
Senior Notes issuance costs	—	—	(13,351)
Repayment of Senior Notes (Note 11)	(24,828)	—	(60,000)
Proceeds from debt, net of issuance costs (Note 11)	116,548	—	48,014
Repayment of debt (Note 11)	(119,945)	(36,364)	(13,636)
Lease payments	(11,182)	(13,300)	(6,527)
Proceeds from exercise of stock options (Note 13)	51	373	8
Re-purchase of shares of Common Stock (Note 13)	(3,466)	(15,309)	(17,300)
Net cash (used in) provided by financing activities	(59,843)	156,874	(69,597)

Foreign exchange gain (loss) on cash and cash equivalents and restricted cash and cash equivalents	387	(3,391)	5,869

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(18,671)	40,299	(62,320)

Cash and cash equivalents and restricted cash and cash equivalents, beginning of year (Note 19)	111,337	71,038	133,358
Cash and cash equivalents and restricted cash and cash equivalents, end of year (Note 19)	$92,666	$111,337	$71,038

Supplemental cash flow disclosures (Note 19)
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Consolidated Statements of Shareholders’ Equity
(Thousands of U.S. Dollars)

	Year Ended December 31,
	2025	2024	2023
Share Capital (1)
Balance, beginning of year	$9,940	$9,936	$10,272
Reverse stock split (Note 13)	—	—	(299)
Cancellation of shares of Common Stock (Note 13)	(1)	(2)	(37)
Issuance of shares of Common Stock, net of issuance costs (Note 13)	—	6	—
Balance, end of year	9,939	9,940	9,936

Additional Paid in Capital
Balance, beginning of year	1,273,343	1,249,651	1,291,354
Issuance of Common shares, net of issuance costs (Note 13)	—	36,649	—
Reverse stock split (Note 13)	—	—	299
Cancellation of shares of Common Stock (Note 13)	(6,629)	(12,305)	(44,417)
Exercise of stock options (Note 13)	51	367	8
Modification of stock options (Note 13)	—	(4,057)	—
Stock-based compensation (Note 13)	2,413	3,038	2,407
Balance, end of year	1,269,178	1,273,343	1,249,651

Treasury Stock
Balance, beginning of year	(3,165)	(163)	(27,317)
Purchase of treasury shares (Note 13)	(3,465)	(15,309)	(17,300)
Cancellation of treasury shares (Note 13)	6,630	12,307	44,454
Balance, end of year	—	(3,165)	(163)

Accumulated and other comprehensive income (loss)
Balance, beginning of year	(6,736)	—	—
Other comprehensive income (loss)	9,296	(6,736)	—
Balance, end of year	2,560	(6,736)	—

Deficit
Balance, beginning of year	(859,814)	(863,030)	(856,743)
Net (loss) income	(193,119)	3,216	(6,287)
Balance, end of year	(1,052,933)	(859,814)	(863,030)

Total Shareholders’ Equity	$228,744	$413,568	$396,394
(1) Reflects our 1-for-10 reverse stock split that became effective May 5, 2023.
(See notes to the consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2025, 2024 and 2023
(Expressed in U.S. Dollars, unless otherwise indicated)

1. Description of Business

Gran Tierra Energy Inc., a Delaware corporation (the “Company” or “Gran Tierra”), is a publicly traded company focused on oil and natural gas exploration and production with assets currently held in Colombia, Ecuador and Canada.

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
•impairment of proved oil and natural gas properties as determined using the full cost method of accounting for Company’s oil and natural gas properties in accordance with SEC Regulation S-X Rule 4-10;
•asset retirement obligations; and
•fair value measurement associated with the acquired proved and unproved oil and natural gas properties in the business combination, including the discount rate determined by an independent valuator engaged in the Company.

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
•allocation of relative fair value on acquisition to proved and unproved properties;
•assessment of prepayment agreements; and
•assessment of the likely outcome of legal and other contingencies.

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

Derivatives

The Company records derivative instruments on its balance sheet at fair value as either an asset or liability with changes in fair value recognized in the consolidated statements of operations as financial instruments gains or losses. While the Company utilizes derivative instruments to manage the price risk attributable to its expected oil, natural gas and NGL production, electricity and foreign exchange risk, it has elected not to designate its derivative instruments as accounting hedges under the accounting guidance.

Inventory

Inventory consists of oil inventory held in tanks and third party pipelines and supplies, and is valued at the lower of cost and net realizable value. The cost of inventory is determined using the weighted average method. Oil inventory include expenditures incurred to produce, upgrade and transport the product to the storage facilities, tanks and third party pipelines and include operating, depletion and depreciation expenses, and royalties.

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

The tax benefit from an uncertain tax position is recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit recognized is the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate tax authority that has full knowledge of all relevant information. The Company recognizes potential penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

The Company calculates future net cash flows by applying the unweighted average of prices in effect on the first-day-of-the month for the preceding 12-month period, adjusted for location and quality differentials. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts.

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

Tariffs, tolls, and fees charged to other entities for the use of pipelines owned by the Company are evaluated by management to determine if these originate from contracts with customers or from incidental arrangements. When determining if the Company acted as a principal or an agent in transactions, management determines if the Company obtains control of the product. As part of this assessment, management considers the criteria for revenue recognition set out in Accounting Standard Codification 606 (“ASC 606”).

Advance payments from customers for the future delivery of crude oil under prepayment arrangements are recognized as contract liabilities and accounted for under ASC 606 when relevant criteria are met. Such arrangements are evaluated for the existence of a significant financing component for which interest expense is measured using a discount rate reflective of the Company’s credit standing. As oil is delivered to the customer, an adjustment is made to the contract liability to adjust the transaction price based on the relevant discount rate.

Stock-based Compensation

The Company records stock-based compensation expense in its consolidated financial statements measured at fair value of the awards that are ultimately expected to vest. Fair values are determined using pricing models such as the Black-Scholes-Merton or Monte Carlo simulation stock option-pricing models and/or observable share prices. For equity-settled stock-based compensation awards, fair values are determined at the grant date, and the expense, net of estimated forfeitures, is recognized using the accelerated method over the requisite service period. An adjustment is made to compensation expense for any difference between the estimated forfeitures and the actual forfeitures. For cash-settled stock-based compensation awards (performance share units, restricted share units and stock options), the expense is recognized over the three-year vesting period based on the latest available estimate of the fair value of the awards at each reporting date, and periodic changes are recognized as compensation costs, with a corresponding change to liabilities. The deferred share units are vested immediately and revalued each reporting period based on the latest available estimate of the fair value of the award.

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

Foreign Currency Translation

The functional currency of the Company, including its subsidiaries, other than its Canadian subsidiary, is the U.S. dollar. The functional currency of the Canadian subsidiary is the Canadian dollar. Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the balance sheet date, and non-monetary items are translated at historical exchange rates. Revenue and expense items are translated in a manner that produces substantially the same reporting currency amounts that would have resulted had the underlying transactions been translated on the dates they occurred.

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

Net Income or Loss per Share

Basic net income or loss per share is calculated by dividing net income or loss attributable to common shareholders by the weighted average number of shares of Common Stock issued and outstanding during each period. Diluted net income or loss per share is calculated by adjusting the weighted average number of shares of Common Stock outstanding for the dilutive effect, if any, of share equivalents. The Company uses the treasury stock method to determine the dilutive effect. This method assumes that all Common Stock equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase shares of Common Stock of the Company at the volume-weighted average trading price of shares of Common Stock during the period.

Segment Reporting

The Company’s operations are organized based on the geographical location of each operation. Chief Operational Decision Makers (“CODM”) allocate the Company’s resources and evaluate operation results and profitability using geographical location of each operation. Based on the review of CODM, the Company identified three reportable segments: Colombia, Ecuador and Canada (Note 4).

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

Recently Adopted Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”. ASU 2023-09 enhances the income tax disclosures to enable investors to better understand entity’s exposure to potential changes in jurisdictional tax legislation and associated risks and opportunities, income tax information that effects cash flow forecasts and potential opportunities to increase future cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2024 and should be applied prospectively, with retrospective application permitted. The Company adopted ASU 2023-09 effective January 1, 2025 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. Refer to Note 16 for additional information and the effects of the new guidance.

Recently Issued Accounting Pronouncements

In November 2024 and January 2025, FASB issued ASU 2024-03 and ASU 2025-01 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”. The amendments in ASU 2024-03 require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, depreciation, depletion, and amortization recognized as part of oil-and natural gas-producing activities included in each relevant expense caption on the face of statement of operations. In addition, this ASU requires the presentation of specific expense captions of comprehensive income on the face of the statements of comprehensive income. ASU 2025-01 clarifies the effective date of ASU 2024-03 to be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. The Company is currently assessing the impact of this update will have on its financial statements disclosures.

In July 2025, FASB issued ASU 2025-05 “Financial Instruments—Credit Losses: Amendments to the Measurement of Credit Losses on Certain Financial Assets”. This ASU provides a practical expedient for estimating expected credit losses on certain short-term receivables and contract assets arising from revenue transactions within the scope of ASC 606. Under the practical expedient, all entities may elect to assume that current conditions as of the balance sheet date would not change for the remaining life of the asset when developing reasonable and supportable forecasts. The ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, early adoption is permitted for both interim and annual reporting periods. The Company will adopt this ASU effective since January 1, 2026. The implementation of this update is expected to have no material impact on its balance sheet, statement of operations or financial statements disclosures.

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

Determining the fair values of the assets and liabilities of i3 Energy and the consideration paid required significant judgment and certain assumptions to be made. The most significant fair value estimates related to the valuation of i3 Energy's proved and unproved oil and natural gas properties. The fair value of proved oil and natural gas properties acquired was based on cash flows associated with estimated acquired proved oil and natural gas reserves and the discount rate. Factors that impact these reserves cash flows include forecasted production, forecasted commodity prices, forecasted operating, royalty and capital costs The following table shows the allocation of the consideration paid based on the fair values of the assets and liabilities acquired.

(Thousands of U.S. Dollars)
Consideration Paid:
Cash	$167,822
Issuance of Common Shares, net of issuance costs	36,654
$204,476

Allocation of Total Consideration:
Oil and natural gas properties
Proved	$256,040
Unproved	34,188
Net working capital (including cash acquired of $5.2 million, accounts receivable of $24.2 million, accounts payable and accrued liabilities of $54.9 million and current portion of asset retirement obligation of $5.2 million and others)	(18,947)
Other long-term assets	415
Long-term deferred tax asset	8,095
Long-term deferred tax liability	(47,939)
Long-term portion of asset retirement obligation	(27,006)
Other long-term liabilities	(370)
$204,476
The most significant fair value estimates related to the valuation of i3 Energy’s proved and unproved oil and natural gas properties. The measurement period for adjustments expired on October 31, 2025. No measurement adjustments were made.

The Company’s consolidated statement of operations for the year ended December 31, 2024, included revenue of $19 million and net loss of $5.1 million from Gran Tierra UK (former i3 Energy).

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

The following tables present information on the Company’s reportable segments and other activities for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$418,411	$62,609	$115,693	$—	$596,713
Operating expenses	165,902	24,270	58,576	—	248,748
Transportation expenses	12,505	3,236	1,283	—	17,024
Segmented earnings	$240,004	$35,103	$55,834	$—	$330,941

Export tax					3,287
DD&A expenses					278,353
Asset impairment					136,261
General and administrative expenses					60,087
Foreign exchange loss					8,734
Derivative instruments gain					(18,925)
Interest expense					101,309
Non-segmented expenses					569,106

Other gain					4,203
Interest income					1,090
Loss before income taxes					(232,872)
Income tax recovery					(39,753)
Net loss					$(193,119)

Segment capital expenditures	$143,170	$70,065	$61,866	$768	$275,869

	Year Ended December 31, 2024
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$575,482	$27,412	$18,955	$—	$621,849
Operating expenses	179,257	13,425	9,649	—	202,331
Transportation expenses	16,297	1,495	672	—	18,464
Segmented earnings	$379,928	$12,492	$8,634	$—	$401,054

DD&A expenses					230,619
General and administrative expenses					51,138
Transaction costs					5,907
Foreign exchange gain					(8,808)
Derivative instrument loss					2,271
Interest expense					80,466
Non-segmented expenses					361,593

Other gain					1,478
Interest income					3,666
Income before income taxes					44,605
Income tax expense					41,389
Net income					$3,216

Segment capital expenditures	$141,597	$79,388	$12,506	$745	$234,236

	Year Ended December 31, 2023
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$621,297	$15,660	$—	$—	$636,957
Operating expenses	179,103	7,761	—	—	186,864
Transportation expenses	13,829	717	—	—	14,546
Segmented earnings	$428,365	$7,182	$—	$—	$435,547

DD&A expenses					215,584
General and administrative expenses					45,846
Foreign exchange loss					11,822
Other financial instruments loss					15
Interest expense					55,806
Non-segmented expenses					329,073

Other loss					(2,297)
Interest income					1,983
Income before income taxes					106,160
Income tax expense					112,447
Net loss					$(6,287)

Segment capital expenditures	$201,282	$25,277	$—	$25	$226,584

	As at December 31, 2025
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Property, plant and equipment	$935,351	$176,003	$185,226	$7,840	$1,304,420
All other assets	150,524	55,313	39,093	36,729	281,659
Total Assets	$1,085,875	$231,316	$224,319	$44,569	$1,586,079

	As at December 31, 2024
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Property, plant and equipment	$1,022,808	$143,034	$247,512	$9,777	$1,423,131
All other assets	99,100	27,942	62,541	42,073	231,656
Total Assets	$1,121,908	$170,976	$310,053	$51,850	$1,654,787

5. Taxes Receivable and Payable

The table below shows the break-down of taxes receivable and payable, which are comprised of value added tax (“VAT”) and income tax receivables and payables:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024
Taxes Receivable
Current
VAT Receivable	$1,394	$657
Income Tax Receivable	25,719	17,438
	$27,113	$18,095
Long-Term
Income Tax Receivable	$1,912	$1,629

Taxes Payable
Current
VAT Payable	$(5,189)	$(7,640)
Taxes Payable	(6,717)	(6,330)
	$(11,906)	$(13,970)

Total Taxes Receivable	$17,119	$5,754

The following table shows the movement of VAT and income tax receivables and payables for the past two years:

(Thousands of U.S. Dollars)	VAT Payable (1)	Income Tax Receivable	Total Taxes Receivable
Balance, as at December 31, 2023	$(11,333)	$36,641	$25,308
Collected through direct government refunds	(545)	(17,326)	(17,871)
Collected through sales contracts	(105,730)	—	(105,730)
Taxes acquired as part of business combination	87	3,240	3,327
Taxes paid	110,562	26,776	137,338
Withholding taxes paid	—	35,421	35,421
Current tax expense	—	(69,277)	(69,277)
Foreign exchange loss	(24)	(2,738)	(2,762)
Balance, as at December 31, 2024	$(6,983)	$12,737	$5,754
Collected through direct government refunds	(670)	(14,162)	(14,832)
Collected through sales contracts	(96,764)	—	(96,764)
Taxes acquired as part of asset acquisition	—	(1,466)	(1,466)
Taxes paid	99,699	11,857	111,556
Withholding taxes paid	496	24,252	24,748
Current tax expense	—	(15,859)	(15,859)
Foreign exchange gain	427	3,555	3,982
Balance, as at December 31, 2025	$(3,795)	$20,914	$17,119
(1) VAT is paid on certain goods and services and collected on sales in Colombia at a rate of 19%.

6. Accounts Receivable

	As at December 31,
(Thousands of U.S. Dollars)	2025	2024
Trade	$15,249	$14,059
Joint venture receivables	6,501	11,006
Other	11,158	10,415
Total Accounts Receivable	$32,908	$35,480

7. Inventory

	As at December 31,
(Thousands of U.S. Dollars)	2025	2024
Oil inventory	$30,005	$17,967
Materials & supplies	25,379	25,149
Total Inventory	$55,384	$43,116

8. Property, Plant and Equipment

	As at December 31,
(Thousands of U.S. Dollars)	2025	2024
Oil and natural gas properties
Proved	$5,587,422	$5,298,085
Unproved	108,339	119,520
	5,695,761	5,417,605
Other (1)	78,780	97,795
	5,774,541	5,515,400
Accumulated depletion, depreciation and impairment	(4,470,121)	(4,092,269)
	$1,304,420	$1,423,131
(1) The “Other” category includes $65.0 million right-of-use assets for finance leases and operating leases, which had a net book value of $30.8 million as at December 31, 2025 (December 31, 2024 - $70.1 million, which had a net book value of $35.1 million).

During the year ended December 31, 2025, the Company entered into three new finance lease contracts related to power generation equipment and one new operating lease related to motor vehicle and capitalized $20.1 million and $0.1 million of right-of-use assets related to these contracts.

The Company also derecognized finance leases related to power generation and polymer injection equipment following an early termination by reducing net book value of right-of-use asset of $10.5 million and lease liability of $11.2 million.

Depletion and depreciation expense on property, plant and equipment for the year ended December 31, 2025, was $267.9 million (2024 - $223.1 million; 2023 - $209.7 million). A portion of depletion and depreciation expense was recorded as oil inventory in each year.

Acquisitions and Dispositions

On December 9, 2025, the Company completed the acquisition of 100% working interest (“WI”) of the Perico and Espejo Blocks in the Oriente Basin in Ecuador and their associated Consortiums through its indirect wholly owned subsidiaries. Substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset therefore, the acquisition was not considered a business combination and was accounted for as an asset acquisition. The purchase price for the acquisition is comprised of cash consideration of $8.3 million, deferred payment of $3.1 million and $1.1 million of contingent consideration payable upon achieving 2.0 million barrels of cumulative crude oil production from the Perico Block. The deferred payment bears an interest rate of secured overnight finance rate (“SOFR”) plus 3% per annum and is payable at the earlier of the approval of the amended Consortium agreement by Hydrocarbons Committee or December 8, 2026.

The cost of assets was allocated to proved and unproved properties using relative fair values.

(Thousands of U.S. Dollars)
Cost of Asset Acquisition:
Cash	$8,310
Deferred payment	3,110
Contingent consideration	1,118
$12,538

Allocation of Consideration Paid:
Oil and gas properties
Proved	$1,131
Unproved	2,914
Other capital assets	49
Deferred income tax asset	9,572
Asset retirement obligation	(2,547)
Net working capital (including cash acquired of $3.8 million)	1,419
$12,538

On September 8, 2025, the Company, through its wholly owned subsidiary, Gran Tierra UK Limited, a United Kingdom limited company, completed the sale of its wholly owned subsidiary, Gran Tierra North Sea Limited (“GTNSL”) for total consideration of $7.5 million. The disposition of GTNSL did not result in any gain or loss.

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

Unproved Oil and Natural Gas Properties

At December 31, 2025, unproved oil and natural gas properties consisted of exploration lands held in Colombia and Ecuador and undeveloped lands in Canada. Unproved oil and natural gas properties are not being depleted pending determination of the existence of proved reserves. Gran Tierra will continue to assess the unproved properties over the next several years as proved reserves are established and whether or not future areas will be developed. The Company expects that approximately 100% of costs not subject to depletion at December 31, 2025, will be transferred to the depletable base within the next five years.

The following is a summary of Gran Tierra’s oil and natural gas properties not subject to depletion as at December 31, 2025:

	Costs Incurred in
(Thousands of U.S. Dollars)	2025	2024	2023	Prior to 2023	Total
Acquisition costs - Colombia	$—	$—	$—	$571	$571
Exploration costs - Colombia	258	2,209	1,503	28,948	32,918
Acquisition costs - Ecuador	2,402	—	—	—	2,402
Exploration costs - Ecuador	3,296	31,376	4,275	380	39,327
Undeveloped lands - Canada	4,272	28,849	—	—	33,121
	$10,228	$62,434	$5,778	$29,899	$108,339

9. Asset impairment

Asset impairment for the year ended December 31, 2025 and 2024, was as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2025	2024
Impairment of oil and gas properties - Canada	$78,560	$—
Impairment of oil and gas properties - Colombia	57,701	—
	$136,261	$—

For the year ended December 31, 2025, the Company recorded ceiling test impairment losses of $136.3 million in Canada and Colombia as a result of lower oil and natural gas prices and revised development plans primarily related to natural gas properties in Canada and reduction of capital investment in Colombia. The Company follows the full cost method of accounting for its oil and gas properties. Under this method, the net book value of properties on a country-by-country basis, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling is the estimated after-tax future net revenues from proved oil and gas properties, discounted at 10% per year. In calculating discounted future net revenues, oil and natural gas prices are determined using the average price for the 12-month period prior to the ending date of the period covered by the balance sheet, calculated using unweighted arithmetic average of the first-day-of-the-month price for each month within such period. That average price is then held constant, except for changes which are fixed and determinable by existing contracts. Therefore, ceiling test estimates are based on historical prices discounted at 10% per year and it should not be assumed that estimates of future net revenues represent the fair market value of the Company's reserves. In accordance with GAAP, the Company used the unweighted arithmetic average of the first-day-of-the-month prices as follows: Brent price of $69.38 per boe, Edmonton Light price of $63.21 (C$86.73) per boe, Alberta AECO spot price of $1.42 (C$1.95) per MMBtu, Edmonton Propane price of $24.05 (C$32.99) per boe, Edmonton Butane price of $27.64 (C$37.92) per boe and Edmonton Condensate price of $65.38 (C$89.70) per boe for the December 31, 2025 ceiling test calculations (December 31, 2024 - Brent price of $80.42 per boe, Edmonton Light price of $68.11 (C$98.01) per boe, Alberta AECO spot price of $1.01 (C$1.46) per MMBtu, Edmonton Propane price of $21.17 (C$30.46) per boe, Edmonton Butane price of $33.63 (C$48.39) and Edmonton Condensate price of $70.07 (C$100.83) per boe; and December 31, 2023 - Brent price of $82.51 per bbl).

The Company has considered the impact of the evolving worldwide demand for energy and global advancement of alternative sources of energy that are not sourced from fossil fuels in the impairment assessment on oil and natural gas properties. The estimated ceiling amount of the Company’s oil and natural gas properties was based on proved oil and natural gas reserves, the life of which is generally less than 15 years. The ultimate period in which global energy markets can transition from carbon-based sources to alternative energy is highly uncertain. However, the majority of the cash flows associated with proved oil and natural gas reserves per the 2025 reserve report is expected to be realized prior to the potential elimination of carbon-based energy.

At December 31, 2025, a specific adjustment to the discount rate used in the ceiling test to account for the risk of the evolving demand for energy is not permitted as under the full cost accounting the 10% discount rate is prescribed.

10. Accounts Payable and Accrued Liabilities

	As at December 31,
(Thousands of U.S. Dollars)	2025	2024
Trade	$194,568	$172,977
Customer advance under prepayment agreement (Note 12)	34,091	—
Short-term lease liability	17,049	15,283
Accrued interest expense	15,497	15,373
Other advances	14,790	27,898
Tax collections on behalf of the government	10,535	11,555
Joint venture payable	5,912	5,069
Employee compensation	6,122	5,700
Asset retirement obligation (Note 14)	3,898	4,380
Unearned insurance premiums	—	5,576
Other	11,543	9,292
	$314,005	$273,103

11. Debt and Debt Issuance Costs

The Company’s debt at December 31, 2025 and 2024, was as follows:

	As at December 31,
(Thousands of U.S. Dollars)	2025	2024
Current
6.25% Senior Notes	$—	$24,828
9.50% Senior Notes	21,910	—
Unamortized Senior Notes discount	(496)	—
Unamortized debt issuance costs	(202)	(21)
	$21,212	$24,807
Long-term
7.75% Senior Notes	$24,201	$24,201
9.50% Senior Notes	694,430	737,590
Unamortized Senior Notes discount	(29,365)	(41,918)
Unamortized debt issuance costs(1)	(14,458)	(18,075)
Long-term lease obligation (2)	11,713	20,325
	$686,521	$722,123
Total Debt	$707,733	$746,930
(1) Includes $1.8 million of deferred financing fees related to Canadian and Colombian credit facilities as at December 31, 2025 (December 31, 2024 - nil).
(2) The current portion of the lease obligation has been included in accounts payable and accrued liabilities on the Company’s balance sheet and totaled $17.0 million as at December 31, 2025 (December 31, 2024 - $15.3 million).

Senior Notes

At December 31, 2025, the Company had $24.2 million of 7.75% Senior Notes due 2027 (the “7.75% Senior Notes”), and $716.3 million of 9.50% Senior Notes due 2029 (the “9.50% Senior Notes”).

The 7.75% Senior Notes bear interest at a rate of 7.75% per annum, payable semi-annually in arrears on May 23 and November 23 of each year, beginning on November 23, 2019. The 7.75% Senior Notes will mature on May 23, 2027, unless earlier redeemed or re-purchased.

The Company may redeem all or a portion of the 7.75% Senior Notes plus accrued and unpaid interest applicable to the date of the redemption.

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

At any time, prior to October 15, 2026, the Company may redeem 35% of the aggregate principal amount of 9.50% Senior Notes at a redemption price equal to 109.50% of the principal amount. Additionally, the Company may redeem all or a portion of the 9.50% Senior Notes:

(i) prior to October 15, 2026, at a redemption price equal to a 100% principal amount plus an applicable premium, which is the greater of:
•1% of the principal amount of 9.50% Senior Notes, and
•the excess of the present value of the redemption price plus all required interest payments computed using a discount rate equal to the Treasury rate at the redemption date plus 0.5% due to date, excluding accrued but unpaid interest, over the outstanding principal amount of 9.50% Senior Notes.

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

During the year ended December 31, 2025, the Company paid at maturity the remaining principal of $24.8 million of 6.25% Senior Notes due in February 15, 2025 for cash consideration of $25.6 million million, including interest payable of $0.8 million.

During the year ended December 31, 2025, the Company purchased in the open market $21.3 million of outstanding 9.50% Senior Notes for cash consideration of $17.2 million, including interest payable of $0.2 million. The purchase resulted in a $2.9 million gain on purchase, which included the write-off of deferred financing fees of $1.4 million. The re-purchase of 9.50% Senior Notes were not cancelled and held by the Company as treasury bonds as at December 31, 2025.

At December 31, 2025, $179.1 million of principal owing on the 9.50% Senior Notes ($173.4 million net of unamortized discount and issuance costs) was contractually due within twelve months of the balance sheet date; however, the Company had both the intent and the ability to refinance the obligation on a long-term basis (see Note 20). As a result, $157.2 million principal owing of 9.50% Senior Notes ($152.1 million net of unamortized discount and issuance costs) has been classified as long-term debt at December 31, 2025, representing the portion of 9.50% Senior Notes exchanged for 9.75% Senior Notes.

Under the terms of the 9.50% Senior Notes agreement, the Company is required to maintain compliance with the following financial covenants:
i.consolidated interest coverage ratio of not less than 2.5; and
ii.consolidated net debt (total debt excluding deferred financing fees debt less cash equivalents) to consolidated adjusted earnings before interest, taxes and DD&A (“EBITDA”) of not more than 3.0.

As at December 31, 2025, the Company was in compliance with all applicable covenants on Senior Notes.

Credit Facility - Canada

As at December 31, 2025, the Company, through its wholly owned subsidiary, Gran Tierra Canada Ltd., had a revolving credit facility with National Bank of Canada dated March 22, 2024 with a borrowing base of C$100.0 million (US$72.9 million) and the available commitment of a C$75.0 million (US$54.7 million) revolving credit facility comprised of a C$60.0 million (US$43.7 million) syndicated facility and a C$15.0 million (US$10.9 million) operating facility. The drawn down amounts under the revolving credit facility can either be in Canadian or U.S. dollars and bear interest rates equal to either the Canadian prime rate or U.S. Base Rate plus a margin ranging from 2.00% to 4.00% per annum or for CORRA loans and SOFR loans plus a margin ranging from 3.00% to 5.00% per annum. Undrawn amounts under the revolving credit facility bear standby fee ranging from 0.75% to 1.25% per annum. In each case, the margin or standby fee, as applicable is based on Net Debt to EBITDA ratio of Gran Tierra Canada Ltd. The maturity date of the facility is October 30, 2027.
During 2025, the Company drew C$37.2 million (US$26.1 million) under the revolving credit facility, and C$82.5 million (US$58.8 million) under the operating credit facility, both of which were fully repaid, and as at December 31, 2025, the revolving and operating credit facility remain undrawn.

Credit Facility - Colombia

On April 16, 2025, the Company, through its wholly owned subsidiary, Gran Tierra Energy Colombia GmbH, a Swiss limited liability company, entered into a $75.0 million reserve-based lending facility (the “RBL Facility”). Any loans incurred under the reserve-based lending facility will mature on April 16, 2028. The availability of borrowings under the RBL Facility is subject to an annual borrowing base determination which will occur on or before May 1 of each year. The RBL Facility will bear interest at a rate per annum equal to, at Company’s option, either (a) a customary base rate (subject to a floor of 1.00%) plus an applicable margin of 4.50% or (b) a term secured overnight finance rate (“SOFR”) reference rate plus an applicable margin of 4.50%. Interest on base rate borrowings is payable quarterly in arrears and interest on term SOFR borrowings accrues in respect of interest periods of three or six months, at the election of the Company, and is payable on the last day of such interest period. The facility also includes a commitment fee of 1.58% per annum on undrawn amounts. On October 23, 2025, the existing RBL facility was amended (“the Amended RBL Facility”) to reduce the borrowing base to $60.0 million and revised certain related terms, including provisions governing borrowings, hedging obligations, and borrowing base redetermination.

Under the terms of the RBL Facility, the Company is required to maintain compliance with the following financial covenants:

i.consolidated net debt to consolidated adjusted EBITDA ratio that may not exceed 3.00 to 1.00, and
ii.consolidated interest coverage ratio that may not be less than 2.50 to 1.00

The Company was in compliance with all applicable covenants related to the RBL facility as of December 31, 2025.

During 2025, the Company drew $34.5 million under the RBL facility, which was fully repaid, and as of December 31, 2025 the RBL facility remained undrawn. Subsequent to December 31, 2025, the RBL facility was terminated by the Company. There were no material early termination penalties incurred, and upon full repayment and satisfaction of the Credit Agreement, the related guarantee and security interests securing its obligations were extinguished and terminated.

Leases

During the year ended December 31, 2025, the Company recorded one new operating lease related to a motor vehicle of $0.1 million and three new finance leases related to power generation equipment of $20.1 million. The operating lease has a term of three years and a discount rate of 10.92%. The finance leases have lease terms of one year and a weighted average discount rate of 9.60%.

During the year ended December 31, 2024, the Company recorded seven new operating leases related to office leases in Canada and Ecuador, motor vehicles and field equipment totaling $4.9 million and six new finance leases for power generation and safety equipment totaling $8.1 million. The operating leases have lease terms ranging from one to five years and weighted average discount rate of 6.69%. The finance leases have lease terms ranging from one to two years and weighted average discount rate of 9.60%.

As of December 31, 2025, the Company’s finance leases had remaining useful lives slightly over one year and the weighted average discount rate of 9.60% and operating leases had remaining useful lives ranging from one to three years and the weighted average discount rate of 7.54%.

Interest Expense

The following table presents the total interest expense recognized in the accompanying consolidated statements of operations:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Contractual interest and other financing expenses	$84,366	$67,548	$49,975
Amortization of debt issuance costs	16,943	12,918	5,831
	$101,309	$80,466	$55,806

The Company incurred debt issuance costs in connection with the issuance of the 9.50% Senior Notes and its Canadian and Colombian credit facilities. As at December 31, 2025, the balance of unamortized debt issuance costs has been presented as a direct deduction against the carrying amount of debt and is being amortized to interest expense using the effective interest method over the term of the debt.

12. Prepayment agreements

In the fourth quarter of 2025, Gran Tierra executed a prepayment agreement with Trafigura, the Company’s purchaser of crude oil. The prepayment agreement requires Gran Tierra to sell and deliver all production from the Company’s assets in Ecuador for 48 months starting on October 1, 2025 and expiring on September 30, 2029.

The prepayment agreement provides for an advance payment facility of $150 million against future revenues, which was advanced in the fourth quarter of 2025, of this, $34.1 million was recorded as a current liability within accounts payable (Note 10). Amounts drawn on this prepayment agreement are to be repaid through future oil deliveries. Shortfalls in crude oil deliveries in any given repayment period can be delivered during the next repayment period within three calendar months or paid in cash thereafter. The interest cost is based on a SOFR risk-free rate plus a margin of 3.75% per annum. Under the terms of the prepayment agreement, the Company can repay the outstanding balance of the advance payment at any time without penalty. The Company was granted a six-month grace period for repayment of the principal amount drawn under the prepayment agreement with first re-payment starting April 2026.

The Company is required to maintain compliance with the following financial covenants related to amounts drawn under the prepayment agreement semi-annually, calculated on March 31 and September 30 of each year:

i.Asset Coverage Ratio of at least 150%, calculated using the net present value of the consolidated future cash flows of the Company up to the final maturity date discounted at 10% over the outstanding principal and the interest payable amount on the prepayment agreement at each reporting period. The net present value of the consolidated future cash flows of the Company is required to be based on 80% of the prevailing ICE Brent forward strip.

ii.Debt Service Coverage Ratio of at least 200%, calculated using the estimated crude oil to be delivered by the Company from any relevant time up to the final maturity date based on 80% of the prevailing ICE Brent forward strip and adjusted for quality differential and transportation discount over the outstanding principal amount under the prepayment agreement.

13. Share Capital

Shares of Common Stock
Shares issued and outstanding, December 31, 2022	34,615,116
Options exercised	1,839
Shares re-purchased and canceled	(2,341,842)
Shares issued, December 31, 2023	32,275,113
Treasury stock(1)	(28,612)
Shares issued and outstanding, December 31, 2023	32,246,501
Options exercised	66,825
Shares re-purchased and canceled	(1,662,110)
Shares issued upon acquisition	5,808,925
Shares issued, December 31, 2024	36,460,141
Treasury stock (2)	(487,948)
Shares issued and outstanding, December 31, 2024	35,972,193
Options exercised	19,385
Shares re-purchased and canceled	(692,804)
Shares issued and outstanding, December 31, 2025	35,298,774
(1) 28,612 treasury stock shares held in 2023 were canceled during the year ended December 31, 2024
(2) 487,948 treasury stock shares held in 2024 were canceled during the year ended December 31, 2025.

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

Share Re-purchase Program

During the year ended December 31, 2025, the Company implemented a share re-purchase program (the “2025 Program”) through the facilities of the Toronto Stock Exchange, the NYSE American or alternative trading programs in Canada or the United States, if eligible. Under the 2025 Program, the Company is able to purchase up to 2,925,720 shares of Common Stock, representing 10% of the public float as of October 31, 2025, at prevailing market prices at the time of purchase. The 2025 Program will continue for one year and expire on November 5, 2026, or earlier if the 10% maximum is reached.

During the year ended December 31, 2025, the Company re-purchased 692,804 shares of Common Stock at a weighted average price of $5.00 per share under the 2024 Program implemented in 2024 with similar terms to that of the 2025 Program. The 2024 Program expired on November 5, 2025. As of December 31, 2025, all shares re-purchased under the 2024 Program were cancelled subsequent to re-purchase.

Equity Compensation Awards

The Company has an equity compensation program for its executives, employees, and directors. Executives and employees are given equity compensation grants that vest based on a recipient’s continued employment. In the case of Performance Share Units (“PSUs”), the number of units that vest is dependent upon the achievement of specific key performance measures. Equity based awards consist of 80% of PSUs and 20% of restricted share units (“RSUs”). The Company’s stock-based compensation awards outstanding as at December 31, 2025, include PSUs, RSUs, stock options and deferred share units (“DSUs”) issued to directors.

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

The following table provides information about PSU, DSU, RSU and stock option activity for the year ended December 31, 2025:

	PSUs	DSUs	RSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price ($)
Balance, December 31, 2024	5,380,629	904,674	666,127	1,550,497	8.82
Granted	3,590,419	108,835	698,679	—	—
Exercised	(1,066,555)	(136,971)	(241,221)	(73,829)	2.74
Forfeited	(308,514)	—	(58,761)	(8,155)	8.86
Expired	—	—	—	(424,517)	7.94
Balance, December 31, 2025	7,595,979	876,538	1,064,824	1,043,996	9.61
Vested and exercisable, at December 31, 2025				910,618	9.79
Vested, or expected to vest, at December 31, 2025 through the life of the options				1,042,475	9.61

On May 1, 2024, the Company amended the settlement terms of all outstanding stock option awards. As of this date, all outstanding stock options are to be net settled in cash resulting in a change in classification of stock options from equity to liability. On May 1, 2024, the Company recorded a liability of $4.4 million and an additional stock-based compensation costs of $0.4 million related to the modification of the stock option plan. As at December 31, 2025, the equity compensation award liability on the Company’s balance sheet included $0.6 million of current liability related to the Company’s outstanding stock options.

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

For the year ended December 31, 2025, stock-based compensation expense was $3.2 million (2024 - $9.7 million; 2023 - $5.7 million) and was recorded in G&A expenses.

At December 31, 2025, there was $15.4 million (December 31, 2024 - $21.9 million) of unrecognized compensation cost related to unvested PSUs, RSUs and stock options to be recognized over a weighted average period of 1.6 years. The weighted average remaining contractual term of options vested, or expected to vest, at December 31, 2025, is 1.6 years.

PSUs

PSUs entitle the holder to receive, at the option of the Company, either the underlying number of shares of the Company’s Common Stock upon vesting of such units or a cash payment equal to the value of the underlying shares. PSUs will cliff vest after three years, subject to the grantee’s continued employment. Upon vesting, the underlying number of Common Shares or the cash payment equivalent to their value may range from nil to 200% of the number of PSU’s vested, based on the Company’s performance with respect to the applicable performance targets. As at December 31, 2025, 1.6 million (December 31, 2024 - 1.1 million) of PSUs had vested and will settle in cash. The performance targets for the PSUs outstanding as at December 31, 2025, were as follows:

i.50% of the award is subject to targets relating to the total shareholder return (“TSR”) of the Company against a group of peer companies;

ii.25% of the award is made up of the following financial targets:

•In 2023, the compliance with financial covenants and $20.0 million free cash flow
•In 2024, the compliance with financial covenants
•In 2025, the compliance with $20.0 million cash flow; and

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

DSUs

DSUs entitle the holder to receive either the underlying number of shares of the Company’s Common Stock upon vesting of such units or, at the option of the Company, a cash payment equal to the value of the underlying shares. Once a DSU is vested, it is immediately settled. During the year ended December 31, 2025, DSUs were granted to directors and will be settled at such time the grantee ceases to be a member of the Board of Directors. The Company currently intends to settle the DSUs in cash.

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

For the year ended December 31, 2025, 19,385 stock options were exercised, and $0.1 million cash proceeds were received (2024 - 66,825 stock options were exercised, and $0.4 million cash proceeds were received and 2023 - 1,839 stock options were exercised, and $8.0 thousand cash proceeds were received).

At December 31, 2025 and 2024, the weighted average remaining contractual term for outstanding stock options was 1.2 and 1.6 years, respectively, and for exercisable stock options was 1.1 and 1.2 years, respectively.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes Merton option-pricing model based on assumptions noted in the following table:

	Year Ended December 31,
	2024	2023
Dividend yield (per share)	Nil	Nil
Volatility	69% to 83%	82% to 90%
Weighted average volatility	74%	88%
Risk-free interest rate	3.5% to 4.0%	3.6% to 4.7%
Expected term	4 - 5 years	4 - 5 years

There were no stock options granted during the year ended December 31, 2025. The weighted average grant date fair value for options granted in the year ended December 31, 2024 was $4.29 (2023 - $5.57) per option. The weighted average grant date fair value for options vested in the year ended December 31, 2025 was $0.86 (2024 - $2.02; 2023 - $4.77) per option. The total fair value of stock options vested during the year ended December 31, 2025 was $0.2 million (2024 - $0.8 million; 2023 - $2.3 million).

Weighted Average Shares Outstanding

For the year ended December 31, 2025 the weighted average number of common shares outstanding was 35,435,782 (2024 - 32,042,897, 2023 - 33,469,828) and all options were excluded from the diluted (loss) earnings per share calculation as the options were anti-dilutive (2024 - all; 2023 - 1,825,299).

14. Asset Retirement Obligation

Changes in the carrying amounts of the asset retirement obligation associated with the Company’s oil and natural gas properties were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024
Balance, beginning of year	$110,316	$73,508
Liability incurred	1,008	2,276
Settlements	(6,385)	(1,698)
Accretion	10,427	7,167
Currency translation	1,507	(1,082)
Liability associated with assets sold	—	(847)
Liability assumed on acquisitions	2,547	32,186
Revisions in estimated liability	3,354	(1,194)
Balance, end of year	$122,774	$110,316

Current (1)	$3,898	$4,380
Long-term	118,876	105,936
Balance, end of year	$122,774	$110,316
(1) Current portion of asset retirement obligation is included in accounts payable and accrued liabilities on the Company’s balance sheet (refer to Note 10).

Revisions in estimated liabilities relate primarily to changes in estimates of asset retirement costs and include, but are not limited to, revisions of estimated inflation rates, changes in property lives and the expected timing of settling asset retirement obligations. At December 31, 2025, the fair value of assets that were legally restricted for purposes of settling asset retirement obligations was $9.7 million (December 31, 2024 - $8.0 million). These assets were accounted for as restricted cash and cash equivalents on the Company’s balance sheet (Note 19).

15. Revenue

	Year Ended December 31, 2025
	Crude Oil	Natural Gas	NGL	Total Revenue
Colombia	$418,411	$—	$—	$418,411
Ecuador	62,609	—	—	62,609
Canada	74,410	31,790	9,493	115,693
	$555,430	$31,790	$9,493	$596,713

	Year Ended December 31, 2024
	Crude Oil	Natural Gas	NGL	Total Revenue
Colombia	$575,482	$—	$—	$575,482
Ecuador	27,412	—	—	27,412
Canada	12,583	4,567	1,805	18,955
	$615,477	$4,567	$1,805	$621,849

	Year Ended December 31, 2023
	Crude Oil	Natural Gas	NGL	Total Revenue
Colombia	$621,297	$—	$—	$621,297
Ecuador	15,660	—	—	15,660
Canada	—	—	—	—
	$636,957	$—	$—	$636,957

During the year ended December 31, 2025, the Company’s production was sold primarily to one major customer, representing 69% of total Company’s sales volumes (2024 - one, representing 91% of total Company’s sales volumes, and 2023 - one, representing 98% of total sales volumes) reported in each of the reportable segments.

As at December 31, 2025, accounts receivable included $14.8 million (at December 31, 2024 - $13.4 million and 2023 - nil) of accrued sales revenue related to December production.

16. Taxes

The income tax expense and recovery reported differs from the amount computed by applying the statutory rate to (loss) income before income taxes for the following reasons:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	% of net income before income taxes	2024	% of net income before income taxes	2023	% of net income before income taxes

(Loss) Income before income taxes	(232,872)		44,605		106,160
Statutory rate (1)	21%		21%		21%
Income tax (recovery) expense expected	(48,903)		9,367		22,294
State and local income taxes, net of federal income tax effect	—		—		—
Foreign tax effects	—		—		—
Colombia
Other loss not relevant for local taxes	(36)	—	—	—	(5,889)	(5.5)
Interest expense attribution	(326)	0.1	(832)	(1.9)	891	0.8

Foreign expenses	—	—	—	—	1,728	1.6
(Increase) decrease in valuation allowance	(728)	0.3	1,348	3.0	(3,908)	(3.7)
True-up	(1,725)	0.7	(720)	(1.6)	(1,958)	(1.8)
Strategic Tax Optimization	—	—	(4,581)	(10.3)	—	—
Foreign translation adjustments non tax deductible	15,851	(6.8)	(3,138)	(7.0)	10,939	10.3
Crosby royalty (non-deductible)	537	(0.2)	1,695	3.8	1,518	1.4
Impact of foreign taxes	(19,817)	8.5	13,882	31.1	60,771	57.2
Others	169	(0.1)	333	0.7	1,224	1.2
Ecuador
Increase in valuation allowance	3,997	(1.7)	1,682	3.8	549	0.5
True-up	(51)	—	597	1.3	(58)	(0.1)
Impact of foreign taxes	659	(0.3)	509	1.1	71	0.1
Others	607	(0.3)	387	0.9	131	0.1
Canada
Other income not relevant for local taxes	5,858	(2.5)	—	—	24	—
Interest expense attribution	150	(0.1)	39	0.1	(4,906)	(4.6)
Impact of foreign taxes	(5,835)	2.5	86	0.2	(393)	(0.4)
Others	1,661	(0.7)	883	2.0	420	0.4
Switzerland
Other loss in USD not relevant for local taxes	(810)	0.3	(242)	(0.5)	(72,197)	(68.0)
Interest expense attribution	7,341	(3.2)	9,494	21.3	7,660	7.2
Foreign translation adjustments non tax deductible	2	—	(2)	—	7,726	7.3
Other	—	—	—	—	(28)	—
United Kingdom
Other loss in USD not relevant for local taxes	(5,857)	2.5	—	—	(49,411)	(46.5)
Interest expense attribution	—	—	(1,038)	(2.3)	(3,064)	(2.9)
(Increase) decrease in valuation allowance	(6,188)	2.7	47	0.1	—	—
Other	(1,276)	0.5	12	—	(617)	(0.6)
Cayman
Other (loss) income in USD not relevant for local taxes	(3,299)	1.4	(258)	(0.6)	9	—
Other Countries
Other	8	—	3	—	5	—
U.S. Nontaxable or nondeductible items
Other income (loss) in USD TB not relevant for local taxes	3,299	(1.4)	—	—	(78)	(0.1)
Eliminations	11,749	(5.0)	1,048	2.3	130,393	122.8
Stock-based compensation	(409)	0.2	477	1.1	572	0.5
Decrease in valuation allowance	3,623	(1.6)	10,513	23.6	8,029	7.6
Others	(4)	—	(202)	(0.5)	—	—
Total income tax (recovery) expense	$(39,753)		$41,389		$112,447

Effective tax rate	17%		93%		106%

Current income tax expense

United States	—	—	—
Foreign	15,859	69,277	55,688
	15,859	69,277	55,688
Deferred income tax expense (recovery)
United States	—	—	—
Foreign	(55,612)	(27,888)	56,759
Total income tax (recovery) expense	$(39,753)	$41,389	$112,447
(1) The tax rate is the statutory rate in the United States.

ASU 2023-09, issued by the Financial Accounting Standards Board, enhances income tax disclosure requirements under ASC 740 with the objective of improving transparency and decision-usefulness for investors. The update primarily requires expanded disaggregation of the effective tax rate reconciliation, including specific categories such as foreign taxes, state and local taxes, and tax credits, as well as additional information about income taxes paid (net of refunds) disaggregated by federal, state, and foreign jurisdictions, disclosing both reporting currency amounts and percentages. The standard does not change the recognition or measurement of income taxes; rather, it focuses on providing more detailed and consistent disclosures in the notes to the financial statements, thereby increasing comparability across reporting entities. In applying the new guidance, the Company elected to present its income tax expense reconciliation using the U.S. federal statutory rate as the primary reference rate, rather than the statutory rates of other jurisdictions, such as Colombia, Canada, or Ecuador, as these foreign jurisdictions are becoming more significant. Management believes that maintaining a single reference rate will enhance consistency and comparability of the effective tax rate reconciliation across reporting periods.

In general, it is the Company’s practice and intention to reinvest the earnings of our non-U.S. subsidiaries in such subsidiaries’ operations. As of December 31, 2025, the Company has not made a provision for U.S. or additional foreign withholding taxes on the investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances.

On December 31, 2022, the Colombian Government enacted a tax reform that took effect on January 1, 2023, introducing significant changes to the income tax regime for oil companies. One of the key changes was the introduction of a surcharge on the existing 35% tax rate. This surcharge is calculated by comparing the average inflation-adjusted Brent price for the taxation year to the monthly inflation-adjusted Brent prices over the previous 120 months. If the Brent price for the taxation year exceeds the 30th percentile of this historical range, a 5% surtax applies. The surtax increases to 10% when the price surpasses the 45th percentile and to 15% when it exceeds the 60th percentile. For 2025, the calculation of current and deferred income tax has been based on a nil surtax, resulting in the regular tax rate of 35%, while for 2024 the calculation of current and deferred income tax has been based on a 10% surtax, resulting in a total tax rate of 45%.

In 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, effective January 1, 2025, which maintains the federal corporate income tax rate at 21%, modifies the interest deduction under §163(j) by calculating the limitation based on EBITDA rather than EBIT, allowing a higher deduction by excluding depreciation and amortization, makes adjustments to Subpart F provisions, including changes to the look‑through rules and downward attribution, and preserves the existing rules on Net Operating Losses and the maximum deduction of 80 % of taxable income.

The OECD Pillar Two GloBE Rules establish a 16% global minimum tax for multinational groups with consolidated revenues of at least EUR 750 million in two of the four preceding fiscal years. Several jurisdictions where the Company operates including Canada, Switzerland, and the United Kingdom enacted Pillar Two–aligned legislation effective since January 1, 2024. Based on management’s preliminary assessment, no material impact is expected on the Company’s 2024 or 2025 consolidated financial statements. The United States has not adopted Pillar Two legislation. Instead, in January 2026, the U.S. reached a “side‑by‑side” agreement with OECD/G7 members, under which U.S.-headquartered groups are exempt from the IIR and UTPR, and remain subject only to U.S. minimum tax rules. The Company will continue monitoring legislative and administrative developments.

The table below presents the components of the deferred tax liabilities and assets as at December 31, 2025 and 2024:

	As at December 31,
(Thousands of U.S. Dollars)	2025	2024
Tax benefit of operating loss carryforwards	$84,276	$68,500
Book basis in excess of tax basis	(71,836)	(122,031)
Foreign tax credits	33,174	66,515
Other accruals	53,032	56,557
Deferred tax assets before valuation allowance	98,646	69,541
Valuation allowance	(95,836)	(121,937)
Net deferred tax assets (liabilities)	$2,810	$(52,396)

Deferred tax assets	56,268	11,718
	56,268	11,718

Deferred tax liabilities	53,458	64,114
	53,458	64,114
Net deferred tax assets (liabilities)	$2,810	$(52,396)

At December 31, 2025, the Company has not recognized the benefit of unused non-capital loss carryforwards of $86.6 million (2024 - $114.4 million, 2023 - $58.8 million) for federal purposes in the United States, which expire from 2037 to 2045.

At December 31, 2025, the Company has not recognized the benefit of unused non-capital loss carryforwards of $0.1 million (2024 - $3.3 million, 2023 - $16.5 million), out of a total of $156.7 million for federal purposes in Colombia. The Company’s remaining Colombian tax losses are entitled to a carryforward period of 12 years.

As at December 31, 2025, the Company has not recognized the benefit of unused non-capital loss carryforwards of $15.8 million (2024 - nil, 2023 - nil), for federal purposes in Ecuador. The Company’s remaining Ecuadorian tax losses are entitled to a carryforward period of 5 years.

At December 31, 2025, the Company has not recognized the benefit of the total unused non-capital loss carryforwards of $6.3 million (2024 - $14.2 million, 2023 - nil) for federal purposes in United Kingdom.

17. Commitments and Contingencies

Purchase Obligations, Firm Agreements and Leases

As at December 31, 2025, future minimum payments under non-cancelable agreements with remaining terms in excess of one year were as follows:

	Year ending December 31
(Thousands of U.S. Dollars)	Total	2026	2027	2028	2029	2030	Thereafter
Oil transportation services	$3,587	$2,263	$1,246	$63	$15	$—	$—
Facilities	16,326	5,442	5,442	5,442	—	—	—
Operating leases (1)	11,349	4,823	3,561	2,905	60	—	—
Finance leases (1)	19,800	13,690	6,110	—	—	—	—
Software and Telecommunication	5,351	1,503	1,818	1,238	617	175	—
	$56,413	$27,721	$18,177	$9,648	$692	$175	$—
(1) Including maintenance and operating costs.

Gran Tierra has operating leases for office spaces and motor vehicles and finance leases for power generation and enhanced oil recovery facilities, storage tanks, and compressors.

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

Letters of Credit

As at December 31, 2025, the Company had provided letters of credit and other credit support totaling $209.0 million, of which $61.3 million was related to capital commitments in the Suroriente Block, with the remaining as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts and other capital or operating requirements, as well as for transmission capacity in Canada (December 31, 2024 - $244.5 million).

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
18. Financial Instruments, Fair Value Measurement, Credit Risk and Foreign Exchange Risk

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

The Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, accounts receivable, derivatives, other long-term assets, accounts payable and accrued liabilities, current portion of long-term debt, long-term debt and other long-term liabilities. The Company’s valuation techniques to measure the fair values of assets and liabilities are described in the subsequent disclosures.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of December 31, 2025 and 2024:

	As at December 31,
	2025	2024
(Thousands of U.S. Dollars)
Level 1
Liabilities
6.25% Senior Notes	$—	$24,133
7.75% Senior Notes	19,784	21,451
9.50% Senior Notes	505,020	688,262
	$524,804	$733,846

Level 2
Assets
Commodity derivatives - current	10,147	712
Restricted cash and cash equivalents - long-term (1)	$9,735	$6,816
	$19,882	$7,528
(1) The long-term restricted cash is included in other long-term assets on the Company’s consolidated balance sheet

The fair values of cash and cash equivalents, current restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and credit facility approximate their carrying amounts due to the short-term maturity of these instruments.

Senior Notes

Financial instruments recorded at amortized costs at December 31, 2025, include Senior Notes (Note 11).

The Senior Notes are publicly traded on Singapore Exchange and the fair value is determined using the Senior Notes trading prices at the end of each reporting period. At December 31, 2025, the carrying amounts of the 7.75% Senior Notes and 9.50% Senior Notes were $24.0 million and $673.8 million, respectively, which represents the aggregate principal amounts less unamortized debt issuance costs and discounts.

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

The following table presents the nature of our financial instruments gains or losses for each of the three years ended December 31, 2025:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Commodity price derivative (gain) loss	$(10,872)	$2,271	$—
Foreign currency derivative gain	(8,109)	—	—
Electricity price derivative loss	56	—	—
Derivative instruments (gain) loss	$(18,925)	$2,271	$—

Restricted cash - long-term

The fair value of long-term restricted cash and cash equivalents approximate its carrying value because interest rates are variable and reflective of market rates.

Commodity Price Risk

The Company may at times utilize commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. As at December 31, 2025, the Company had outstanding commodity price derivative positions in Canada and Colombia as follows:

Oil
Type of Instrument	Start Period	End Period	Volume bbl/d	Reference	Sold Put (C$/bbl or $/bbl Weighted Average)		Purchased Put (C$/bbl or $/bbl Weighted Average)		Sold Call (C$/bbl or $/bbl Weighted Average)		Premium (C$/bbl or $/bbl Weighted Average)
3 Way	January 01, 2026	March 31, 2026	2,000	Brent	52.50		65.00		74.94		—
3 Way	January 01, 2026	June 30, 2026	3,500	Brent	50.00		60.93		75.68		—
3 Way	January 01, 2026	September 30, 2026	1,000	Brent	50.00		60.00		75.50		—
3 Way	January 01, 2026	December 31, 2026	500	WTI CMA	C$	60.00	C$	70.00	C$	107.00	C$	1.90
3 Way	January 01, 2026	December 31, 2026	3,000	Brent	50.00		60.00		73.08		—
3 Way	April 01, 2026	September 30, 2026	500	WTI CMA	C$	65.00	C$	75.00	C$	100.40	—
3 Way	April 01, 2026	December 31, 2026	2,000	Brent	45.00		55.00		67.00		—
3 Way	July 01, 2026	December 31, 2026	2,000	Brent	50.00		60.00		73.03		—
Collar	January 01, 2026	March 31, 2026	2,000	Brent	—		60.00		75.38		—
Collar	January 01, 2026	March 31, 2026	1,000	WTI CMA	—		60.00		70.60		—
Collar	January 01, 2026	June 30, 2026	1,000	Brent	—		60.00		76.75		—
Collar	April 01, 2026	September 30, 2026	500	WTI CMA	—		C$	75.00	C$	91.95	—
Put Option	January 01, 2026	June 30, 2026	2,000	Brent	—		65.00		—		4.00
Put Option	January 01, 2026	December 31, 2026	500	Brent	—		60.00		—		4.30

Natural Gas
Type of Instrument	Start Period	End Period	Volume, GJ/day	Reference	Sold Swap (C$/GJ, Weighted Average)		Purchased Put (C$/GJ, Weighted Average)	Sold Call (C$/GJ, Weighted Average)
Swap	January 01, 2026	March 31, 2026	10,000	Aeco 5A	C$	3.10	—	—
Swap	April 01, 2026	October 31, 2026	20,000	Aeco 5A	C$	2.71	—	—

Subsequent to the year ended December 31, 2025, the Company entered into the following commodity price derivative positions:

Oil
Type of Instrument	Start Period	End Period	Volume bbl/d	Reference	Sold Put (C$/bbl or $/bbl Weighted Average)	Purchased Put (C$/bbl or $/bbl Weighted Average)		Sold Call (C$/bbl or $/bbl Weighted Average)		Premium (C$/bbl or $/bbl Weighted Average)
3 Way	April 01, 2026	December 31, 2026	2,000	Brent	45.00	55.00		67.75		—
3 Way	July 01, 2026	December 31, 2026	3,000	Brent	49.33	59.33		71.30		—
3 Way	July 01, 2026	March 31, 2027	1,000	Brent	55.00	65.00		74.65		—
3 Way	October 01, 2026	December 31, 2026	1,000	Brent	45.00	55.00		68.80		—
Collar	October 01, 2026	December 31, 2026	500	WTI CMA	—	C$	70.00	C$	92.47	—

Foreign Exchange Risk

The Company is exposed to foreign exchange risk in relation to its Colombian and Canadian operations predominantly in operating and transportation costs, G&A expenses and revenue for Canadian operations. To mitigate exposure to fluctuations in foreign exchange, the Company may enter into foreign currency exchange derivatives. During the year ended December 31, 2025, the Company settled $80 million nominal USD$ (COP$323,600 million) in outstanding foreign currency derivatives for a gain of $6.1 million (COP$$30,800 million) and as at December 31, 2025 had no outstanding foreign currency exchange derivative positions.

Unrealized foreign exchange gains and losses primarily result from fluctuations of the U.S. dollar to the Colombian peso and Canadian dollar due to Gran Tierra’s accounts payable, tax and deferred tax assets and liabilities which are monetary assets and liabilities mainly denominated in the local currencies. As a result, foreign exchange gains and losses must be calculated on conversion to the U.S. dollar functional currency. A one percent strengthening in Colombian peso against the U.S. dollar results in foreign exchange loss of approximately $0.4 million of U.S. dollars on accounts payable, gain of approximately $0.2 million of U.S. dollars on taxes receivable and payable and gain of approximately $0.1 million of U.S. dollars on deferred tax assets and liabilities. This effect was calculated based on the Company’s December 31, 2025 balances of accounts payable, deferred tax assets, and taxes payable. The translation of assets and liabilities of Canadian operations from Canadian dollar functional currency does not impact consolidated statements of operations foreign exchange gains and losses.

For the year ended December 31, 2025, 70% of the Company’s oil, natural gas and NGL sales were generated in Colombia, 11% of oil, natural gas and NGL sales generated in Ecuador and 19% of oil, natural gas and NGL in Canada. For the year ended December 31, 2024, 93% of the Company’s oil, natural gas and NGL sales were generated in Colombia, 4% of oil, natural gas and NGL sales generated in Ecuador and 3% of oil, natural gas and NGL in Canada for the two months of operations (2023 - 97% of the Company's oil sales were generated in Colombia with the remainder in Ecuador). In Colombia and Ecuador, the Company receives 100% of its revenues in U.S. dollars and the majority of the capital expenditures are in U.S. dollars or are based on U.S. dollar prices. In Canada, 100% of oil, natural gas and NGL revenue is received in Canadian dollars and capital expenditures are primarily based on Canadian dollar prices. The majority of Company’s operating costs, income taxes, VAT and G&A expenses in all countries are in local currencies.

Credit Risk

Credit risk arises from the potential that the Company may incur a loss if counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The carrying value of cash and cash equivalents and accounts receivable reflects management’s assessment of credit risk.

At December 31, 2025, cash and cash equivalents and restricted cash and cash equivalents included balances in bank accounts, term deposits and certificates of deposit, placed with financial institutions with investment grade credit ratings.

Most of the Company’s accounts receivable relate to sales to customers in the oil and natural gas industry and are exposed to typical industry credit risks. The concentration of revenues in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company manages this credit risk by entering into sales contracts with only credit worthy entities and reviewing its exposure to individual entities on a regular basis. Additionally, the Company reduces the credit risk exposure by managing its accounts receivable which are paid on a weekly basis in Colombia and Ecuador and on a monthly basis in Canada. For the year ended December 31, 2025, the Company had one customer (2024 - one and 2023 - one) which accounted for over 69% of sales.

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

19. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents with the Company’s consolidated balance sheet that sum to the total of such amounts shown in the consolidated statements of cash flows:

	As at December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Cash and cash equivalents	$82,931	$103,379	$62,146
Restricted cash and cash equivalents - current(1)	—	1,142	1,142
Restricted cash and cash equivalents - long-term (1)	9,735	6,816	7,750
	$92,666	$111,337	$71,038

(1) The current portion of restricted cash and cash equivalents is included in other current assets and long-term portion of restricted cash and cash equivalents is included in other long-term assets on the Company's balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Accounts receivable and other long-term assets	$5,179	$949	$(1,628)
Derivatives	(574)	—	—
PEF	—	6,114	11,118
Oil prepayment proceeds	150,000	—	—
Prepaids and inventory	(1,583)	(11,987)	(9,557)
Accounts payable, accrued liabilities and other long-term liabilities	(2,374)	669	(1,276)
Taxes receivable and payable	(8,776)	20,333	(47,073)
Net changes in assets and liabilities from operating activities	$141,872	$16,078	$(48,416)

Net changes in working capital from investing activities were as follows:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Additions to property, plant and equipment	$(256,277)	$(248,103)	$(218,882)
(Decrease) increase in accounts payable and accrued liabilities	(19,621)	14,623	(7,628)
Increase in accounts receivable	29	(756)	(74)
	$(275,869)	$(234,236)	$(226,584)

The following table provides additional supplemental cash flow disclosures:

	Year Ended December 31,
(Thousands of U.S. Dollars)	2025	2024	2023
Cash paid for income taxes
Foreign
Colombia	$6,143	$26,480	$48,627
Ecuador	1,998	—	—
Canada	3,716	—	—
Other	—	296	696
	$11,857	$26,776	$49,323

Cash paid for withholding taxes
Foreign
Colombia	$23,274	$35,421	$52,397
Ecuador	978	—	—
	$24,252	$35,421	$52,397

Cash paid for interest	$74,388	$60,650	$43,755

Net liabilities related to property, plant and equipment, end of year	$41,691	$61,283	$47,416

20. Subsequent Events

Subsequent to December 31, 2025, the Company completed the exchange of its existing $628.7 million 9.50% Senior Notes for a new $503.6 million 9.75% Senior Notes. The exchange consideration for the Senior Notes exchanged prior to the early participation deadline of February 11, 2026, included an early participation premium of $50 for each $1,000 aggregate principal amount and cash consideration of $125.0 million. Approximately 86.13% of the aggregate principal amount exchanged was tendered prior to the early participation deadline. The 9.75% Senior Notes will mature on April 15, 2031, unless earlier redeemed or re-purchased.

The principal amount of 9.75% Senior Notes is to be repaid as follows: (i) October 15, 2029 - 15% of the principal amount; (ii) October 15, 2030 - 15% of the principal amount; (iii) April 15, 2031 - the remainder of the principal amount.

At any time, prior to April 15, 2028, the Company may redeem up to 35% of the aggregate principal amount of 9.75% Senior Notes at a redemption price equal to 109.5% of the principal amount. Additionally, the Company may redeem all or a portion of the 9.75% Senior Notes on or after April 15, 2028 at the following redemption prices: 2028 - 104.875%; 2029 - 102.438%; 2030 and thereafter - 100%.

Subsequent to December 31, 2025, the Company amended its existing prepayment agreement with Trafigura, entering into a new oil prepayment agreement that covers both its Ecuadorian and Colombian oil production. The amended agreement allows for a total prepayment facility of up to $350.0 million, consisting of:

•$150.0 million, fully drawn as of December 31, 2025,
•$175.0 million immediately available, of which $158.5 million was drawn subsequent to December 31, 2025, and
•an additional $25.0 million, at Trafigura’s absolute discretion

Pursuant to the amended and restated prepayment agreement, proceeds from the new advance are required to be used exclusively to finance the repurchase or exchange of Senior Notes and to pay fees and expenses associated with the amended agreement. In addition, the agreement revised the asset coverage ratio covenant calculation by increasing the ICE Brent pricing assumption from 80% to 90%.

This new agreement amends and restates the existing prepayment arrangement and will include Gran Tierra Operations Colombia GMBH as a seller of oil production from Colombian assets, provide a new prepayment advance and replace the old accordion facility with a new uncommitted advance option.

Subsequent to December 31, 2025, the Company, through its wholly owned subsidiary, Gran Tierra Energy (Azerbaijan) GmbH, entered into an exploration, development and production sharing agreement (“PSA”) with the State Oil Company of Azerbaijan Republic (“SOCAR”), providing for a 65% participating interest to the Company and a 35% participating interest to SOCAR. The PSA provides for a five-year exploration phase and, in the event of a commercial crude oil discovery, a 25-year development phase, with minimum work commitments during the exploration period to be completed within 36 months. These commitments include, among others, the acquisition of 250 square kilometers of 3D seismic data, the drilling of two exploration wells, and the conduct of geological and environmental impact studies. The Company has the right to relinquish the entire contract area during the exploration phase upon fulfillment of its exploration commitments, subject to 90 days’ prior notice to SOCAR.

Subsequent to December 31, 2025, the Company entered into the agreement to dispose the entire WI and associated title rights in the Simonette Montney Block in Canada effective January 1, 2026 for total cash consideration of C$62.5 million (US$45.6 million). The consideration comprised C$50.0 million (US$36.4 million) attributable to the sale of crude oil and natural gas rights and C$12.5 million (US$9.1 million) related to the sale of tangible assets and seismic data.

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

A. Estimated Proved Net After Royalty (“NAR”) Reserves

The following table sets forth Gran Tierra’s estimated proved NAR reserves and total net proved developed and undeveloped reserves as of December 31, 2023, 2024, and 2025, and the changes in total net proved reserves during the three-year period ended December 31, 2025.

The net proved reserves represent management’s best estimate of proved oil and natural gas reserves after royalties. Reserve estimates for each property are prepared internally each year and 100% of the reserves at December 31, 2025, have been evaluated by independent reservoir engineering specialist, McDaniel & Associates Consultants Ltd.
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

	Colombia		Ecuador	Canada
	Crude Oil	NaturalGas	Crude Oil	Crude Oil	NaturalGas	NGL(1)
	(Mbbl)	(MMcf)	(Mbbl)	(Mbbl)	(MMcf)	(Mbbl)
Proved NAR Reserves, December 31, 2022	62,467	1,446	2,800	—	—	—
Extensions	16,316	—	1,492	—	—	—
Technical and economic revisions	175	(1,446)	550	—	—	—
Production	(9,291)	—	(213)	—	—	—
Proved NAR Reserves, December 31, 2023	69,667	—	4,629	—	—	—
Acquisitions	—	—	—	10,100	184,832	21,787
Extensions and discoveries	3,064	—	5,572	—	—	—
Technical and economic revisions	(245)	—	(143)	—	—	—
Production	(8,789)	—	(566)	(192)	(2,536)	(260)
Proved NAR Reserves, December 31, 2024	63,697	—	9,492	9,908	182,296	21,527
Acquisitions	—	—	2,693	—	—	—
Extensions and discoveries	—	—	5,843	1,505	6,128	298
Technical and economic revisions	(5,385)	—	1,204	(185)	(49,602)	(7,304)
Dispositions	—	—	—	—	(3,316)	(453)
Production	(7,278)	—	(1,196)	(999)	(16,486)	(1,588)
Proved NAR Reserves, December 31, 2025	51,034	—	18,036	10,229	119,020	12,480

Proved Developed Reserves NAR, December 31, 2022	39,645	858	715	—	—	—
Proved Developed Reserves NAR, December 31, 2023	38,942	—	657	—	—	—
Proved Developed Reserves NAR, December 31, 2024	34,151	—	1,752	5,730	93,028	10,938
Proved Developed Reserves NAR, December 31, 2025	30,712	—	4,082	5,680	80,777	9,421

Proved Undeveloped Reserves NAR, December 31, 2022	22,822	588	2,085	—	—	—
Proved Undeveloped Reserves NAR, December 31, 2023	30,725	—	3,972	—	—	—

Proved Undeveloped Reserves NAR, December 31, 2024	29,546	—	7,740	4,178	89,268	10,589
Proved Undeveloped Reserves NAR, December 31, 2025	20,322	—	13,954	4,549	38,243	3,059

(1) NGL includes immaterial volume of Condensate

Changes in proved reserves during the years ended December 31, 2025, 2024 and 2023 shown in the table above primarily resulted from the following significant factors:

Acquisitions. Added 2.7 MMbbl of proved crude oil related to the purchase of the Perico and Espejo Blocks in Ecuador (2024 - added 10.1 MMbbl of proved crude oil, 184.8 MMMcf of proved natural gas and 21.8 MMbbl of proved NGLs for the Canadian operations acquired through the acquisition of i3 Energy on October 31, 2024) .

Extensions and Discoveries. Added 7.3 MMbbl of proved crude oil, 6.1 MMMcf of proved natural gas and 0.3 MMbbl of proved NGL reserves during the year ended December 31, 2025. The additions of proved crude oil were comprised of 1.5 MMbbl extensions in Canada related to successful drilling efforts in the Simonette and Clearwater area and 5.8 MMbbl of discoveries in Ecuador related to a 0.8 MMbbl discovery in the Chanangue Block, a 4.0 MMbbl discovery in the Charapa Block and a 1.0 MMbbl discovery in the Iguana Block (2024 - 8.6 MMbbl extensions in the Acordionero and Costayaco fields in Colombia and discoveries in the Charapa and Chanangue Blocks in Ecuador; 2023 - 17.8 MMbbl, reserve extensions in the Acordionero and Costayaco fields in Colombia and the Charapa and Chanangue Blocks in Ecuador and a discovery in the Alea-1848 Block).

Technical and Economic Revisions. Deducted 4.4 MMbbl of proved crude oil, 49.6 MMMcf of proved natural gas and 7.3 MMbbl of proved NGL reserves during the year ended December 31, 2025. In Colombia, we reduced 5.4 MMbbl of proved crude oil reserves primarily due to base performance in the Moqueta and Costayaco fields, as well as the removal of Proved locations in Cumplidor, Chuira, and Mono Arana field. In Ecuador, we added 1.2 MMbbl due to production type curve increases. In Canada we deducted natural gas and NGL volumes due to reclassifying certain drilling locations from NAR reserves to contingent resources to better align development timing with prevailing commodity price assumptions and expected activity levels (2024 - reduced 0.4 MMbbl primarily due to the underperformance of Acordionero Forelimb and Costayaco South area drills relative to previous expectations and production type curve decreases in Ecuador; 2023 - 0.7 MMbbl, related to positive technical revisions based on increased drilling and continued waterflood performance in the Acordionero and Costayaco fields as well as production type curve increases in the Ecuador Blocks).

Dispositions. Disposed of 3.3 MMMcf of proved natural gas and 0.5 MMbbl of proved NGL reserves during the year ended December 31, 2025 in the Retlaw area in Southern Alberta and Elmworth area in Wapiti.

B. Capitalized Costs

Capitalized costs for Gran Tierra’s oil and natural gas producing activities consisted of the following at the end of each of the years in the two-year period ended December 31, 2025:

(Thousands of U.S. Dollars)	Proved Properties	Unproved Properties	Accumulated Depletion, Depreciation and Impairment	Net Capitalized Costs
Balance, December 31, 2025	$5,587,422	$108,339	$(4,432,586)	$1,263,175

Balance, December 31, 2024	$5,298,085	$119,520	$(4,037,507)	$1,380,098

C. Costs Incurred

The following table presents costs incurred for Gran Tierra’s oil and natural gas property acquisitions and exploration and development for the respective years:

(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Total
Year Ended December 31, 2025
Property acquisition costs
Proved	$—	$1,131	$—	$1,131
Unproved	$—	$2,914	$—	$2,914
Exploration costs	$39,701	$46,676	$—	$86,377
Development costs	$111,359	$14,373	$57,641	$183,373

Year Ended December 31, 2024
Property acquisition costs
Proved	$—	$—	$256,040	$256,040
Unproved	$—	$—	$34,188	$34,188
Exploration costs	$13,043	$81,770	$—	$94,813
Development costs	$118,976	$18,175	$7,996	$145,147

Year Ended December 31, 2023
Property acquisition costs
Proved	$—	$—	$—	$—
Unproved	$—	$—	$—	$—
Exploration costs	$15,674	$14,188	$—	$29,862
Development costs	$199,240	$4,581	$—	$203,821

D. Results of Operations for Oil and Natural Gas Producing Activities

(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Total
December 31, 2025
Oil, natural gas and NGL sales	$418,411	$62,609	$115,693	$596,713
Production costs	(178,407)	(27,506)	(59,859)	(265,772)
DD&A expenses	(199,381)	(29,903)	(48,599)	(277,883)
Asset impairment	(57,701)	—	(78,560)	(136,261)
Income tax recovery (expense)	26,651	(4,018)	16,715	39,348
Results of Operations	$9,573	$1,182	$(54,610)	$(43,855)

December 31, 2024
Oil, natural gas and NGL sales	$575,482	$27,412	$18,955	$621,849
Production costs	(195,554)	(14,920)	(10,321)	(220,795)
DD&A expenses	(211,239)	(10,162)	(8,941)	(230,342)
Income tax recovery (expense)	(80,036)	(1,040)	70	(81,006)
Results of Operations	$88,653	$1,290	$(237)	$89,706

December 31, 2023
Oil, natural gas and NGL sales	$621,297	$15,660	$—	$636,957
Production costs	(192,933)	(8,477)	—	(201,410)
DD&A expenses	(207,346)	(8,018)	—	(215,364)
Income tax expense	(103,491)	90	—	(103,401)
Results of Operations	$117,527	$(745)	$—	$116,782

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

	Colombia	Ecuador	Canada
Twelve month period unweighted arithmetic average of the wellhead price as of the first day of each month within the twelve month period
2025	$57.32	$63.05	$32.70
2024	$68.07	$74.85	$23.19
2023	$69.91	$77.44	$—
Weighted average production costs
2025	$21.58	$22.06	$16.45
2024	$20.04	$21.79	$10.35
2023	$18.54	$20.66	$—

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

The standardized measure of discounted future net cash flows from Gran Tierra’s estimated proved oil and gas reserves is as follows:

(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Total
December 31, 2025
Future cash inflows	$2,935,097	$1,137,441	$1,056,000	$5,128,538
Future production costs	(1,258,943)	(591,404)	(568,474)	(2,418,821)
Future development costs	(358,831)	(297,802)	(184,971)	(841,604)
Future asset retirement obligations	(70,692)	(18,300)	(154,696)	(243,688)
Future income tax expense	(202,983)	(101,107)	(36,765)	(340,855)
Future net cash flows	1,043,648	128,828	111,094	1,283,570
10% discount	(287,411)	(52,423)	(7,631)	(347,465)
Standardized Measure of Discounted Future Net Cash Flows	$756,237	$76,405	$103,463	$936,105

December 31, 2024
Future cash inflows	$4,352,434	$710,523	$1,408,890	$6,471,847
Future production costs	(1,518,247)	(336,708)	(700,944)	(2,555,899)
Future development costs	(515,541)	(207,441)	(276,201)	(999,183)
Future asset retirement obligations	(83,754)	(8,700)	(156,810)	(249,264)
Future income tax expense	(671,195)	(63,503)	(71,606)	(806,304)
Future net cash flows	1,563,697	94,171	203,329	1,861,197
10% discount	(474,196)	(41,892)	(59,766)	(575,854)
Standardized Measure of Discounted Future Net Cash Flows	$1,089,501	$52,279	$143,563	$1,285,343

December 31, 2023
Future cash inflows	$4,893,758	$358,421	$—	$5,252,179
Future production costs	(1,552,227)	(158,643)	—	(1,710,870)
Future development costs	(460,819)	(89,639)	—	(550,458)
Future asset retirement obligations	(82,314)	(3,300)	—	(85,614)
Future income tax expense	(954,973)	(41,852)	—	(996,825)
Future net cash flows	1,843,425	64,987	—	1,908,412
10% discount	(516,451)	(22,924)	—	(539,375)
Standardized Measure of Discounted Future Net Cash Flows	$1,326,974	$42,063	$—	$1,369,037

Changes in the Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes changes in the standardized measure of discounted future net cash flows for Gran Tierra’s proved oil and natural gas reserves:

(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Total
Present Value as of December 31, 2022	$1,676,450	$34,176	$—	$1,710,626
Sales and transfers of oil and natural gas produced, net of production costs	(718,606)	(21,097)	—	(739,703)
Net changes in prices and production costs related to future production	(881,343)	(43,003)	—	(924,346)
Extensions, discoveries and improved recovery, less related costs	533,244	50,010	—	583,254
Previously estimated development costs incurred during the year	(116,709)	(39,955)	—	(156,664)
Revisions of previous quantity estimates	848,823	133,050	—	981,873
Accretion of discount	167,645	3,418	—	171,063
Net change in income taxes	44,585	(11,710)	—	32,875
Changes in future development costs	(227,115)	(62,826)	—	(289,941)
Net (decrease) increase	$(349,476)	$7,887	$—	$(341,589)
Present Value as of December 31, 2023	$1,326,974	$42,063	$—	$1,369,037

Sales and transfers of oil and natural gas produced, net of production costs	$(523,573)	$(33,179)	$—	$(556,752)
Net changes in prices and production costs related to future production	(216,670)	423,053	—	206,383
Extensions, discoveries and improved recovery, less related costs	100,402	157,904	—	258,306
Previously estimated development costs incurred during the year	(85,568)	(41,910)	—	(127,478)
Revisions of previous quantity estimates	428,004	(342,515)	—	85,489
Accretion of discount	132,697	4,206	—	136,903
Purchases of reserves in place	—	—	143,563	143,563
Net change in income taxes	73,369	(22,218)	—	51,151
Changes in future development costs	(146,134)	(135,125)	—	(281,259)
Net (decrease) increase	$(237,473)	$10,216	$143,563	$(83,694)
Present Value as of December 31, 2024	$1,089,501	$52,279	$143,563	$1,285,343

Sales and transfers of oil and natural gas produced, net of production costs	$(369,270)	$(29,863)	$(50,167)	$(449,300)
Net changes in prices and production costs related to future production	(567,318)	(130,394)	12,788	(684,924)
Extensions, discoveries and improved recovery, less related costs	—	129,124	44,659	173,783
Previously estimated development costs incurred during the year	(102,191)	(10,601)	(29,075)	(141,867)
Revisions of previous quantity estimates	282,372	157,548	(71,621)	368,299
Accretion of discount	108,950	5,228	14,356	128,534
Purchases of reserves in place	—	16,989	—	16,989
Sales of reserves in place	—	—	(2,614)	(2,614)
Net change in income taxes	260,810	(33,369)	13,466	240,907
Changes in future development costs	53,383	(80,536)	28,108	955
Net (decrease) increase	$(333,264)	$24,126	$(40,100)	$(349,238)
Present Value as of December 31, 2025	$756,237	$76,405	$103,463	$936,105

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(b) of the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Gran Tierra, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “2013 COSO Framework”). Based on this evaluation under the 2013 COSO Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, which also audited our financial statements included in this Annual Report on Form 10-K as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

No changes were made to our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting except for the matters described below.

On October 31, 2024, the Company completed the acquisition of i3 Energy Plc (“i3 Energy”), an oil and gas company which was previously publicly traded. As disclosed in the Company’s prior year 10-K, the controls, policies and procedures of i3 Energy were excluded from the scope of the Company’s internal control over financial reporting following the acquisition, as permitted by applicable securities laws in Canada and the U.S. Effective October 31, 2025, the Company completed the design and integration of internal controls over financial reporting of i3 Energy. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 included all consolidated subsidiaries, including i3 Energy.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gran Tierra Energy Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Gran Tierra Energy Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 4, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chartered Professional Accountants
Calgary, Canada
March 4, 2026

Item 9B. Other Information

2026 Annual Meeting

The Board of Directors of Gran Tierra Energy Inc. has established May 8, 2026 as the date of the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) and March 13, 2026 as the record date for determining stockholders entitled to notice of, and to vote at, the 2026 Annual Meeting. The time and location of the 2026 Annual Meeting will be as set forth in the Company’s proxy materials for the 2026 Annual Meeting.

Trading Arrangements

During the three months ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC within 120 days after December 31, 2025. For information with respect to our executive officers, see “Information About Our Executive Officers” at the end of Part I of this report, following Item 4 “Mine Safety Disclosures”.

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

The following table provides certain information with respect to securities authorized for issuance under Gran Tierra’s equity compensation plans in effect as of the end of December 31, 2025:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options (1)	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	—	—	2,792,193
Equity compensation plans not approved by security holders	—	—	—
	—	—	2,792.193

(1) This does not include shares reserved to be issued pursuant to stock options granted pursuant to the 2007 Equity Incentive Plan (“the Plan”), which is an amendment and restatement of our 2005 Equity Incentive Plan as during the year ended December 31, 2025 management's intent to cash settle is reflected in the financial statement classification of these awards as financial liabilities. This also does not include any shares reserved to be issued relating to performance stock units (“PSUs”), and deferred share units (“DSUs”), which may be settled in cash or in shares of our Common Stock at our election, and for which management's intent to cash settle is reflected in the financial statement classification of these awards as financial liabilities.

(2) In accordance with Item 201(d) of Regulation S-K, the figure in this column represents the total number of shares of our Common Stock remaining available for issuance under the Plan as of December 31, 2025, minus the awards reported in column (a), above. Note, pursuant to the terms of the Plan, the pool of shares available for grant thereunder is not actually reduced until an award is settled in shares of our Common Stock (as opposed to reducing the pool at the time of grant). At December 31, 2025, 9,516,513 shares were issued and outstanding relating to Options, PSUs and DSUs and would represent a reduction to the securities remaining available for future issuance under the Plan if such awards were to be equity settled. Consistent with accounting treatment that reflects management's intent to cash settle, these amounts are not included in the above table as a reduction in the securities remaining available for future issuance. Pursuant to the provisions of the Plan, the number of securities remaining available for issuance is reduced by the aggregate balance of (i) stock options exercised and outstanding at a fungible factor of 1.0 shares and (ii) unit based awards at a fungible factor of 1.0 shares for each share of our Common Stock issued pursuant to any equity settled awards granted under the Plan. Accordingly, the number of shares available for future awards under the Plan may be different than the amount shown in this column.

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
Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2018 (SEC File No. 001-34018).

4.3	First Supplemental Indenture related to 6.25% Senior Notes due 2025, dated as of July 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019 (SEC File No. 001-34018).

4.4	Indenture related to the 7.750% Senior Notes due 2027, dated as of May 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 (SEC File No. 001-34018).

4.5	First Supplemental Indenture related to 7.750% Senior Notes due 2027, dated as of July 23, 2019, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank.	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019 (SEC File No. 001-34018).

4.10	Form of 7.750% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 (SEC File No. 001-34018).

4.11	Indenture related to the 9.50% Senior Notes due 2029, dated as of October 20, 2023, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 24, 2023 (SEC File No. 001-34018).

4.12	Form of 9.500% Senior Secured Amortizing Notes due 2029 (included as Exhibit A to Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 24, 2023 (SEC File No. 001-34018).

4.13
Indenture related to the 9.750% Senior Secured Amortizing Notes due 2031, dated as of February 18, 2026, among Gran Tierra Energy Inc., the guarantors named therein, and U.S. Bank Trust Company, National Association.
Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2026 (SEC File No. 001-34018).

4.14	Form of 9.750% Senior Secured Amortizing Notes due 2031 (included as Exhibit A to Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 20, 2026 (SEC File No. 001-34018).

4.15	Description of securities.	Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2020 (SEC File No. 001-34018).

10.1	Amended and Restated 2007 Equity Incentive Plan*	Incorporated by reference to Appendix of the Definitive Proxy Statement filed with the SEC on March 25, 2022 (SEC File No. 001-34018).

10.2	Form of Restricted Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 001-34018).

10.3	Form of Option Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 (SEC File No. 001-34018).

10.4	Form of Indemnity Agreement.*	Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the SEC on November 4, 2016 (SEC File No. 001-34018).

10.5	Form of Deferred Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.6	Form of Deferred Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed with the SEC on February 29, 2016 (SEC File No. 001-34018).

10.7	Executive Employment Agreement effective May 7, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Gary Guidry.*	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.71	Executive Employment Agreement effective May 11, 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and James Evans.*	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015 (SEC File No. 001-34018).

10.72	Form of Performance Stock Unit Award Agreement Under the 2007 Equity Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.73	Form of Performance Stock Unit Grant Notice.*	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.74	Executive Employment Agreement effective May 11 2015, between Gran Tierra Energy Canada ULC, Gran Tierra Energy Inc. and Ryan Ellson.*	Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2016 (SEC File No. 001-34018).

10.75	Credit Agreement, dated as of August 18, 2022, by and among Gran Tierra Energy Inc., Gran Tierra Energy Colombia GMBH, Gran Tierra Operations Colombia GMBH and Trafigura PTE Ltd. as a lender	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with SEC on August 23, 2022 (SEC File No. 001-34018).

10.76	Colombian Participation Agreement, dated as of June 22, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.77	Amendment No. 1 to Colombian Participation Agreement, dated as of November 1, 2006, by and among Argosy Energy International, Gran Tierra Energy Inc., and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 001-34018).

10.78	Amendment No. 2 to Colombian Participation Agreement, dated as of July 3, 2008, between Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q/A, filed with the SEC on November 19, 2008 (SEC File No. 001-34018).

10.79	Amendment No. 3 to Participation Agreement, dated as of December 31, 2008, by and among Gran Tierra Energy Colombia, Ltd., Gran Tierra Energy Inc. and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 7, 2009 (SEC File No. 001-34018).

10.80	Amendment No. 4 dated June 13, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.81	Amendment No. 5 dated February 10, 2011, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.82	Amendment No. 6 dated March 1, 2012, to the Colombian Participation Agreement dated June 22, 2006, between Gran Tierra Colombia Ltd and Crosby Capital, LLC.	Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012 (SEC File No. 001-34018).

10.83	Form of Deed of Irrevocable Undertaking.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 20, 2024 (SEC File No. 001-34018).

10.84	Term Loan Facility Agreement, dated as of August 19, 2024, between Gran Tierra Energy Inc., as borrower, and Trafigura PTE Ltd., as lender.	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2024 (SEC File No. 001-34018).

10.85
Amended and Restated Credit Agreement, dated as of October 31, 2024, between i3 Energy Canada Ltd., as borrower, the lenders party thereto, and National Bank of Canada, as administrative agent, and National Bank Financial Markets, as lead arranger.†
Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2024 (SEC File No. 001-34018).

10.86
Second Amended and Restated Credit Agreement, dated as of October 30, 2025, between Gran Tierra Canada LTD., as borrower, the lenders party thereto, and National Bank of Canada, as administrative agent, and National Bank Financial Markets, as lead arranger†
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on October 31, 2025 (SEC File No. 001-34018).

10.87
Deed of Amendment and Restatement, dated as of February 12, 2026, in Respect of the Prepayment Addendum Dated as of October 24 2025, between Gran Tierra Energy Colombia GmbH, Gran Tierra Operations Colombia GmbH, Gran Tierra Energy Ecuador 1 GmbH, Gran Tierra Energy Ecuador 2 GmbH, as sellers, and Trafigura PTE Ltd,, and Trafigura Marketing Colombia S.A.S, as buyers
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 18, 2026 (SEC File No. 001-34018).

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

GRAN TIERRA ENERGY INC.

Date: March 4, 2026	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer, Director
(Principal Executive Officer)

Date: March 4, 2026	/s/ Ryan Ellson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Gary S. Guidry	President and Chief Executive Officer, Director	March 4, 2026
Gary S. Guidry	(Principal Executive Officer)

/s/ Ryan Ellson	Chief Financial Officer and Executive Vice President, Finance	March 4, 2026
Ryan Ellson	(Principal Financial and Accounting Officer)

/s/ Brad Virbitsky	Director	March 4, 2026
Brad Virbitsky

/s/ Evan Hazell	Director	March 4, 2026
Evan Hazell

/s/ Alison Redford	Director	March 4, 2026
Alison Redford

/s/ Robert B. Hodgins	Director	March 4, 2026
Robert B. Hodgins

/s/ Ronald Royal	Director	March 4, 2026
Ronald Royal

/s/ Sondra Scott	Director	March 4, 2026
Sondra Scott

/s/ David P. Smith	Director	March 4, 2026
David P. Smith

/s/ Brooke Wade	Director	March 4, 2026
Brooke Wade