Form 10-Q
period 2026-09-30
GRAN TIERRA ENERGY INC.
filed 2026-11-06
CIK 1273441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026

or

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

On October 30, 2026, 35,381,811 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

Gran Tierra Energy Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2026

 CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of our management for future operations, covenant compliance, capital spending plans and benefits of the changes in our capital program or expenditures, our liquidity and financial condition and those statements preceded by, followed by or that otherwise include the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “target”, “goal”, “plan”, “budget”, “objective”, “should”, “outlook” or similar expressions or variations on these expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct or that, even if correct, intervening circumstances will not occur to cause actual results to be different than expected. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including: the risk that the Sale (as defined herein) may not be completed on the anticipated terms or timeline, or at all, including as a result of a failure to obtain the requisite consent of the prepayment buyers under the Prepayment Agreement (as defined herein), or the required regulatory approvals, or a failure to satisfy other conditions precedent; the risk that the amount of cash actually received by the Company differs from the amounts disclosed in this Quarterly Report on Form 10-Q, which remain estimates and are subject to customary closing and working capital adjustments, transaction costs and other items determined at or following closing; the risk that the anticipated benefits of the Sale are not realized; the possibility that the Sale is terminated; the effect of the announcement or pendency of the Sale on the Company’s business, relationships and securities; certain of our operations are located in South America and the Company is pursuing activities in other international jurisdictions, including Azerbaijan, and unexpected problems can arise due to guerrilla activity, strikes, local blockades or protests; technical difficulties and operational difficulties may arise which impact the production, transport or sale of our products; other disruptions to local operations; global health events; global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and natural gas, including inflation and changes resulting from actual or anticipated tariffs and trade policies, global health crises, geopolitical events, including the ongoing conflicts in Ukraine, the Middle East and Venezuela, or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC, and other producing countries and the resulting company or third-party actions in response to such changes; changes in commodity prices, including volatility or a prolonged decline in these prices relative to historical or future expected levels; the risk that current global economic and credit conditions may impact oil prices and oil consumption more than we currently predict which could cause further modification of our strategy and capital spending program; prices and markets for oil and natural gas are unpredictable and volatile; the effect of hedges; the accuracy of productive capacity of any particular field; geographic, political and weather conditions can impact the production, transport or sale of our products; our ability to execute our business plan, which may include acquisitions and dispositions, and realize expected benefits from current or future initiatives; such as the expected effectiveness of the exploration and development production sharing agreement (“EDPSA”) in Azerbaijan and the timing and execution of the related exploration program; the risk that unexpected delays and difficulties in developing currently owned properties may occur; the ability to replace reserves and production and develop and manage reserves on an economically viable basis; the accuracy of testing and production results and seismic data, pricing and cost estimates (including with respect to commodity pricing and exchange rates); the risk profile of planned exploration activities; the effects of drilling down-dip; the effects of waterflood and multi-stage fracture stimulation operations; the extent and effect of delivery disruptions, equipment performance and costs; actions by third parties; the timely receipt of regulatory or other required approvals for our operating activities; the failure of exploratory drilling to result in commercial wells; unexpected delays due to the limited availability of drilling equipment and personnel; volatility or declines in the trading price of our common stock or bonds; the risk that we do not receive the anticipated benefits of government programs, including government tax refunds; our ability to access debt or equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt; our ability to comply with financial covenants in our indentures and make borrowings under our credit agreement; and those factors set out in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our 2025 Annual Report on Form 10-K (the “2025 Annual Report on Form 10-K”). This information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and, except as otherwise required by the securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to or to withdraw, any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I - Financial Information

Item 1. Financial Statements

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Thousands of U.S. Dollars, Except for Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OIL, NATURAL GAS AND NGL SALES (Note 9)	$168,306	$149,254	$527,544	$466,784

EXPENSES
Operating	64,186	68,170	181,896	190,863
Transportation	5,542	4,297	14,752	13,342
Other taxes	1,031	3,046	3,461	4,105
Depletion, depreciation and accretion (Note 5)	64,391	64,981	196,599	205,818
General and administrative	42,279	13,389	86,566	39,478
Severance	—	—	2,563	—
Transaction costs (Note 5)	4,887	—	4,887	—
Foreign exchange loss	2,252	284	6,280	7,838
Derivative instruments loss (gain) (Note 12)	29,228	2,066	105,774	(10,499)
Interest expense (Note 6)	23,878	25,447	98,229	73,048
	237,674	181,680	701,007	523,993

INTEREST INCOME	538	197	1,442	873
OTHER INCOME (Note 6)	840	1,003	3,613	1,290
LOSS BEFORE INCOME TAXES	(67,990)	(31,226)	(168,408)	(55,046)

INCOME TAX (RECOVERY) EXPENSE
Current (Note 10)	4,511	4,022	19,476	14,482
Deferred (Note 10)	(30,086)	(15,298)	(51,158)	(17,557)
	(25,575)	(11,276)	(31,682)	(3,075)
NET LOSS	$(42,415)	$(19,950)	$(136,726)	$(51,971)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	376	(4,108)	(2,573)	5,666
COMPREHENSIVE LOSS	$(42,039)	$(24,058)	$(139,299)	$(46,305)

NET LOSS PER SHARE
- BASIC and DILUTED	$(1.20)	$(0.57)	$(3.87)	$(1.47)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC and DILUTED (Note 8)	35,380,459	35,291,099	35,349,968	35,465,938
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Thousands of U.S. Dollars, Except for Share Amounts)

	As at September 30, 2026	As at December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents (Note 13)	$141,077	$82,931
Accounts receivable	59,116	32,908
Inventory	42,446	55,384
Taxes receivable (Note 4)	14,649	27,113
Derivatives (Note 12)	—	10,147
Prepaid expenses	8,548	5,044
Total Current Assets	265,836	213,527

Oil and Gas Properties
Proved	1,065,676	1,154,836
Unproved	96,322	108,339
Total Oil and Gas Properties	1,161,998	1,263,175
Other capital assets	64,428	41,245
Total Property, Plant and Equipment (Note 5)	1,226,426	1,304,420

Other Long-Term Assets
Deferred tax assets	72,425	56,268
Taxes receivable long-term (Note 4)	9,855	1,912
Other long-term assets (Notes 12 and 13)	10,038	9,952
Total Other Long-Term Assets	92,318	68,132
Total Assets	$1,584,580	$1,586,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued liabilities and other (Notes 6 and 7)	$444,757	$314,005
Current portion of long-term debt (Notes 6 and 12)	45,980	21,212
Taxes payable (Note 4)	17,802	11,906
Derivatives (Note 12)	39,477	—
Equity compensation award liability (Note 8)	33,107	8,569
Total Current Liabilities	581,123	355,692

Long-Term Liabilities
Long-term debt (Notes 6 and 12)	542,951	686,521
Customer advance (Note 7)	192,548	115,909
Deferred tax liabilities	15,274	53,458
Asset retirement obligation	113,335	118,876
Equity compensation award liability (Note 8)	34,651	14,993
Other long-term liabilities (Note 4)	14,494	11,886
Total Long-Term Liabilities	913,253	1,001,643

Contingencies (Note 11)

Shareholders’ Equity
Common Stock (35,381,811 and 35,298,774 issued and outstanding shares of Common Stock as at September 30, 2026 and December 31, 2025, respectively, par value $0.001 per share) (Note 8)	9,939	9,939
Additional paid-in capital	1,269,937	1,269,178
Accumulated other comprehensive (loss) income	(13)	2,560
Deficit	(1,189,659)	(1,052,933)
Total Shareholders’ Equity	90,204	228,744
Total Liabilities and Shareholders’ Equity	$1,584,580	$1,586,079
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net loss	$(136,726)	$(51,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and accretion (Note 5)	196,599	205,818
Deferred tax recovery (Note 10)	(51,158)	(17,557)
Stock-based compensation expense (Note 8)	46,384	172
Amortization of debt issuance costs (Note 6)	14,749	12,184
Unrealized foreign exchange (gain) loss	(5,764)	2,936
Other (gain) loss (Note 6)	(1,425)	355
Unrealized derivative instruments loss (gain) (Note 12)	42,455	(964)
Cash settlement of asset retirement obligation	(3,055)	(4,746)
Non-cash interest expense	16,591	—
Non-cash lease expenses	4,423	4,648
Lease payments	(4,885)	(4,686)
Net change in assets and liabilities from operating activities (Note 13)	138,518	9,867
Net cash provided by operating activities	256,706	156,056

Investing Activities
Additions to property, plant and equipment (Notes 5 and 13)	(148,110)	(218,155)
Proceeds on disposition of property, plant and equipment (Note 5)	57,944	7,500
Proceeds from asset exchange	583	—
Deposit on sale of oil business in Colombia and Ecuador (Note 5)	50,000	—
Net cash used in investing activities	(39,583)	(210,655)

Financing Activities
Proceeds from long-term debt, net of issuance costs (Note 6)	10,895	48,921
Repayment of long-term debt (Note 6)	(10,870)	(7,743)
Re-purchase of Senior Notes (Note 6)	(21,569)	(1,712)
Repayment of Senior Notes (Note 6)	(125,000)	(24,828)
Re-purchase of shares of Common Stock (Note 8)	—	(3,466)
Proceeds from exercise of stock options	759	40
Lease payments	(15,904)	(8,473)
Net cash (used in) provided by financing activities	(161,689)	2,739

Foreign exchange gain (loss) on cash, cash equivalents and restricted cash and cash equivalents	2,815	(1,299)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	58,249	(53,159)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period (Note 13)	92,666	111,337
Cash and cash equivalents and restricted cash and cash equivalents, end of period (Note 13)	$150,915	$58,178

Supplemental cash flow disclosures (Note 13)

(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(Thousands of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share Capital
Balance, beginning of period	$9,939	$9,939	$9,939	$9,940
Cancellation of shares of Common Stock (Note 8)	—	—	—	(1)
Balance, end of period	$9,939	$9,939	$9,939	$9,939

Additional Paid-in Capital
Balance, beginning of period	$1,269,926	$1,268,654	$1,269,178	$1,273,343
Exercise of stock options	11	18	759	40
Stock-based compensation (Note 8)	—	201	—	2,119
Cancellation of shares of Common Stock (Note 8)	—	—	—	(6,629)
Balance, end of period	$1,269,937	$1,268,873	$1,269,937	$1,268,873

Treasury Stock
Balance, beginning of period	$—	$—	$—	$(3,165)
Re-purchase of shares of Common Stock (Note 8)	—	—	—	(3,465)
Cancellation of shares of Common Stock (Note 8)	—	—	—	6,630
Balance, end of period	$—	$—	$—	$—

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(389)	$3,038	$2,560	$(6,736)
Other comprehensive income (loss)	376	(4,108)	(2,573)	5,666
Balance, end of period	$(13)	$(1,070)	$(13)	$(1,070)

Deficit
Balance, beginning of period	$(1,147,244)	$(891,835)	$(1,052,933)	$(859,814)
Net loss	(42,415)	(19,950)	(136,726)	(51,971)
Balance, end of period	$(1,189,659)	$(911,785)	$(1,189,659)	$(911,785)

Total Shareholders’ Equity	$90,204	$365,957	$90,204	$365,957
(See notes to the condensed consolidated financial statements)

Gran Tierra Energy Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars, unless otherwise indicated)

1. Description of Business

Gran Tierra Energy Inc., a Delaware corporation (the “Company” or “Gran Tierra”), is a publicly traded company focused on oil and natural gas exploration and production with assets currently in Colombia, Ecuador, Canada and Azerbaijan.

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

Recently Adopted Accounting Pronouncements

In July 2025, FASB issued ASU 2025-05 “Financial Instruments - Credit Losses: Amendments to the Measurement of Credit Losses on Certain Financial Assets”. This ASU provides a practical expedient for estimating expected credit losses on certain short-term receivables and contract assets arising from revenue transactions within the scope of ASC 606. Under the practical expedient, all entities may elect to assume that current conditions as of the balance sheet date would not change for the remaining life of the asset when developing reasonable and supportable forecasts. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, early adoption is permitted for both interim and annual reporting periods. The Company adopted this ASU effective January 1, 2026. The implementation of this update did not have a material impact on its balance sheet, statement of operations or financial statements disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public business entities to provide additional disclosures disaggregating certain expense captions into specified natural expense categories, including employee compensation, depreciation, depletion and amortization related to oil and gas producing activities. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the guidance on its financial statement disclosures.

3. Segment and Geographic Reporting

The Company is primarily engaged in the exploration and production of oil and natural gas. The Company reports segmented information based on internal management reporting used by our Chief Operating Decision Makers (“CODM”), which are the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Vice Presidents across various business functions. CODM allocates resources and assesses performance of each reportable segment based on segmented earnings. The Company determined three reportable segments based on the geographic organization: Colombia, Ecuador and Canada. The “Other” category represents the Company’s corporate and the start-up of Azerbaijan activities.

The following tables present information on the Company’s reportable segments and other activities:

	Three Months Ended September 30, 2026
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$103,358	$42,134	$22,814	$—	$168,306
Operating expenses	42,370	11,985	9,831	—	64,186
Transportation expenses	2,921	2,335	286	—	5,542
Segmented earnings	$58,067	$27,814	$12,697	$—	$98,578

Other taxes					1,031
Depletion, depreciation and accretion (“DD&A”) expenses					64,391
General and administrative expenses					42,279
Transaction costs					4,887
Foreign exchange loss					2,252
Derivative instruments loss					29,228
Interest expense					23,878
Non-segmented expenses					167,946

Other income					840
Interest income					538
Loss before income taxes					(67,990)
Income tax recovery					(25,575)
Net loss					$(42,415)

Segment capital expenditures	$37,224	$6,745	$1,194	$430	$45,593

	Nine Months Ended September 30, 2026
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$323,818	$124,843	$78,883	$—	$527,544
Operating expenses	110,564	34,133	37,199	—	181,896
Transportation expenses	7,520	6,071	1,161	—	14,752
Segmented earnings	$205,734	$84,639	$40,523	$—	$330,896

Other taxes					3,461
Depletion, depreciation and accretion (“DD&A”) expenses					196,599
General and administrative expenses					86,566
Severance					2,563
Transaction costs					4,887
Foreign exchange loss					6,280
Derivative instruments loss					105,774
Interest expense					98,229
Non-segmented expenses					504,359

Other income					3,613
Interest income					1,442
Loss before income taxes					(168,408)
Income tax recovery					(31,682)
Net loss					$(136,726)

Segment capital expenditures	$107,983	$26,697	$13,000	$430	$148,110

	Three Months Ended September 30, 2025
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$101,999	$20,605	$26,650	$—	$149,254
Operating expenses	44,610	9,157	14,403	—	68,170
Transportation expenses	2,902	1,070	325	—	4,297
Segmented earnings	$54,487	$10,378	$11,922	$—	$76,787

Other taxes					3,046
Depletion, depreciation and accretion (“DD&A”) expenses					64,981
General and administrative expenses					13,389
Foreign exchange loss					284
Derivative instruments loss					2,066
Interest expense					25,447
Non-segmented expenses					109,213

Other income					1,003
Interest income					197
Loss before income taxes					(31,226)
Income tax recovery					(11,276)
Net loss					$(19,950)

Segment capital expenditures	$50,323	$10,546	$3,250	$65	$64,184

	Nine Months Ended September 30, 2025
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Oil, natural gas and NGL sales	$329,339	$50,123	$87,322	$—	$466,784
Operating expenses	125,280	21,352	44,231	—	190,863
Transportation expenses	9,848	2,604	890	—	13,342
Segmented earnings	$194,211	$26,167	$42,201	$—	$262,579

Other taxes					4,105
Depletion, depreciation and accretion (“DD&A”) expenses					205,818
General and administrative expenses					39,478
Foreign exchange loss					7,838
Derivative instruments gain					(10,499)
Interest expense					73,048

Non-segmented expenses					319,788

Other income					1,290
Interest income					873
Loss before income taxes					(55,046)
Income tax recovery					(3,075)
Net loss					$(51,971)

Segment capital expenditures	$110,741	$56,133	$50,786	$495	$218,155

	As at September 30, 2026
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Property, plant and equipment	$958,603	$158,044	$103,519	$6,260	$1,226,426
All other assets	158,385	77,867	27,478	94,424	358,154
Total Assets	$1,116,988	$235,911	$130,997	$100,684	$1,584,580

	As at December 31, 2025
(Thousands of U.S. Dollars)	Colombia	Ecuador	Canada	Other	Total
Property, plant and equipment	$935,351	$176,003	$185,226	$7,840	$1,304,420
All other assets	150,524	55,313	39,093	36,729	281,659
Total Assets	$1,085,875	$231,316	$224,319	$44,569	$1,586,079

4. Taxes Receivable and Payable

The table below shows the breakdown of taxes receivable, which are comprised of value added tax (“VAT”) and income tax receivables and payables:

(Thousands of U.S. Dollars)	As at September 30, 2026	As at December 31, 2025
Taxes Receivable
Current
VAT Receivable	$976	$1,394
Income Tax Receivable	13,673	25,719
	$14,649	$27,113
Long-Term
Income Tax Receivable	$9,855	$1,912

Taxes Payable
Current
VAT Payable	$(4,393)	$(5,189)
Income Tax Payable	(13,409)	(6,717)
	$(17,802)	$(11,906)
Long-Term
Income Tax Payable(1)	$(2,062)	$—

Total Net Taxes Receivable	$4,640	$17,119
(1) Included in other long-term liabilities on the Company’s condensed consolidated balance sheet.

The following table shows the movement of VAT and income tax receivables and payables for the period:

(Thousands of U.S. Dollars)	VAT Receivable/(Payable)(1)	Income Tax Receivable	Total Net Taxes Receivable
Balance, as at December 31, 2025	$(3,795)	$20,914	$17,119
Collected through direct government refunds	(648)	(21,219)	(21,867)
Collected through sales contracts	(74,827)	—	(74,827)
Taxes paid	74,617	8,111	82,728
Withholding taxes paid	900	18,651	19,551
Current tax expense	—	(19,476)	(19,476)
Foreign exchange gain	336	1,076	1,412
Balance, as at September 30, 2026	$(3,417)	$8,057	$4,640
(1) VAT is paid on certain goods and services and collected on sales in Colombia at a rate of 19%.

5. Property, Plant and Equipment

(Thousands of U.S. Dollars)	As at September 30, 2026	As at December 31, 2025
Oil and natural gas properties
Proved	$5,658,077	$5,587,422
Unproved	96,322	108,339
	5,754,399	5,695,761
Other (1)	124,011	78,780
	5,878,410	5,774,541
Accumulated depletion, depreciation and impairment	(4,651,984)	(4,470,121)
	$1,226,426	$1,304,420
(1) The “other” category includes right-of-use assets for operating and finance leases of $107.4 million, which had a net book value of $52.7 million as at September 30, 2026 (December 31, 2025 - $65.0 million, which had a net book value of $30.8 million).

During the three and nine months ended September 30, 2026, the Company entered into one and five new finance leases related to power generation equipment agreements in Ecuador and Colombia and recognized right-of-use assets of $17.5 million and $38.5 million, respectively, related to these agreements. During the nine months ended September 30, 2026, the Company entered into one new operating office lease agreement in Colombia and recognized a right-of-use asset of $4.0 million related to this agreement.

For the three and nine months ended September 30, 2026 and 2025, the Company had no ceiling test impairment losses. The Company used a 12-month unweighted average of the first-day-of-the-month prices prior to the ending date of the period ended September 30, 2026 as follows: Brent Crude of $83.30 per bbl, Edmonton Light Crude of C$102.70 per bbl, Alberta AECO spot price of C$2.01 per MMBtu, Edmonton Propane of C$28.54 per boe, Edmonton Butane of C$42.84 per boe and Edmonton Condensate of C$103.71 per boe (September 30, 2025 as follows: Brent Crude of $71.61 per bbl, Edmonton Light Crude of C$89.65 per bbl, Alberta AECO spot price of C$1.70 per MMBtu, Edmonton Propane of C$34.71 per boe, Edmonton Butane of C$43.07 per boe and Edmonton Condensate of C$93.35 per boe).

On August 5, 2026, the Company entered into a definitive share sale agreement (the “Share Purchase Agreement”) to sell its oil business in Colombia and Ecuador (“Divested Business”) to a Paris-listed international oil and natural gas exploration and production company (“Purchaser”) on the terms and conditions set out in the Share Purchase Agreement (the “Sale”). The Divested Business comprises all of the Company’s assets in Colombia and Ecuador. The transaction has an economic effective date of March 31, 2026. Total consideration for the Sale is approximately $1.33 billion, subject to adjustment, which includes the Purchaser’s assumption of the Company’s 9.75% Senior Notes due 2031, its 9.50% Senior Notes due 2029, and the prepayment facility under the Company’s prepayment agreement (the “Prepayment Agreement”). After the assumption of substantially all liabilities, customary closing and working capital adjustments, the Company’s redemption of its 7.75% Senior Notes due 2027 (the “2027 Notes”), and transaction costs, the Company expects to receive net cash proceeds of approximately $315.0 million (the “Net Cash Proceeds”). Of this amount, approximately $250.0 million is payable in cash, of which $50.0 million was received as a deposit during the three months ended September 30, 2026, which was recorded in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet and will be credited against the purchase price, with the balance due on closing. The remaining $65.0 million is payable 364 days after closing under an unsecured note issued by the Divested Business. Completion of the Sale is subject to the approval of the Company’s shareholders, receipt of the requisite consents from certain creditors and from the prepayment buyers under the Prepayment Agreement, customary regulatory approvals in Colombia and Ecuador, and the satisfaction of other customary closing conditions. On September 22, 2026, the Company entered into a supplemental indenture to the indenture governing 9.75% Senior Notes due 2031, following receipt of the consents from bond holders of a majority in aggregate principal amount of those notes, which amends the indenture to permit the sale of the Divested Business, with the amendments becoming operative upon closing of the Sale.

For the three and nine months ended September 30, 2026, the Company incurred $4.9 million in transaction costs related to the Share Purchase Agreement. In the event the agreement is terminated, the Company must repay the deposit in full, together with interest accrued at 5% per annum, within five days of termination, unless the termination results from the Purchaser’s default, in which case the Company is entitled to retain the deposit and accrued interest. In addition, if the agreement is terminated following a change in the Board’s recommendation to shareholders, a failure by the Company to file its proxy statement or hold its shareholder meeting within the required timeframes, or the Company’s acceptance of a superior proposal, the Company must pay the Purchaser a termination fee of $50.0 million within ten days of termination.

As at September 30, 2026, the Company assessed whether the assets and liabilities subject to the Share Purchase Agreement met the criteria to be classified as held for sale under GAAP. The Company concluded that the held for sale criteria were not met as at that date because the Sale remained subject to shareholders’ approval, a substantive condition. Accordingly, the assets and liabilities of the Divested Business continue to be classified as held and used.

Subsequent to September 30, 2026, the Company obtained the shareholders’ approval for the sale of the Divested Business.

On June 23, 2026, the Company completed a disposition of 54% WI and associated title rights in the Lodgepole area in Canada effective January 1, 2026, for a total cash consideration of C$12.8 million (US$9.3 million). As part of the disposition, the Company derecognized the asset retirement obligation attributed to the Lodgepole area totaling C$17.5 million (US$12.8 million) on an undiscounted basis and C$9.0 million (US$6.6 million) on a discounted basis. No gain or loss was recognized in the statement of operations as the disposal did not materially change the relationship between capital costs and the proved reserves of oil and natural gas assets.

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

6. Debt and Debt Issuance Costs

The Company’s debt as at September 30, 2026, and December 31, 2025, was as follows:

(Thousands of U.S. Dollars)	As at September 30, 2026	As at December 31, 2025
Current
7.75% Senior Notes	$24,201	$—
9.50% Senior Notes	21,910	21,910
Unamortized Senior Notes discount	(74)	(496)
Unamortized debt issuance costs	(57)	(202)
	$45,980	$21,212

Long-Term
7.75% Senior Notes, due May 2027 (“7.75% Senior Notes”)	$—	$24,201
9.50% Senior Notes, due October 2029 (“9.50% Senior Notes”)	65,729	694,430
9.75% Senior Notes, due April 2031 (“9.75% Senior Notes”)	479,353	—
Unamortized Senior Notes discount	(19,762)	(29,365)
Unamortized debt issuance costs (1)	(8,522)	(14,458)
	516,798	674,808
Long-term lease obligation (2)	26,153	11,713
	$542,951	$686,521
Total Debt	$588,931	$707,733
(1) Includes $0.1 million of deferred financing fees related to Canadian revolving credit facility as at September 30, 2026 (December 31, 2025 - $1.8 million related to Canadian revolving and Colombian credit facilities).
(2) The current portion of the lease obligation was included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet and totaled $31.7 million as at September 30, 2026 (December 31, 2025 - $17.0 million).

Senior Notes

(Thousands of U.S. Dollars)	9.50% Senior Notes	9.75% Senior Notes
Senior Notes, December 31, 2025	$716,340	$—
Principal exchanged for 9.75% Senior Notes	(628,701)	628,701
Early participation principal payment	—	(125,000)
Rounding adjustment on exchange	—	(131)
Purchased in the open market	—	(24,217)
Senior Notes principal, September 30, 2026	$87,639	$479,353

During the nine months ended September 30, 2026, the Company issued $503.6 million in aggregate principal amount of its 9.75% Senior Secured Amortizing Notes due 2031 (the “9.75% Senior Notes”), and paid $125.0 million in cash consideration in exchange for $628.7 million aggregate principal amount of its 9.50% Senior Notes. The exchange was accounted for as a debt modification.

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

During the nine months ended September 30, 2026, the Company re-purchased $24.2 million of 9.75% Senior Notes for cash consideration of $21.6 million resulting in a $1.3 million gain on purchase, which included the write-off of deferred financing fees of $1.4 million.

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

Under the terms of the 9.75% Senior Notes agreement, the Company is required to maintain compliance with the following financial covenants:
i.consolidated interest coverage ratio of not less than 2.50; and
ii.consolidated net debt (total debt excluding deferred financing fees less cash equivalents) to consolidated adjusted earnings before interest, taxes and DD&A (“Adjusted EBITDA”) of not more than 3.00.

As at September 30, 2026, the Company was in compliance with all applicable covenants related to Senior Notes.

Upon closing of the Sale of the Divested Business as described in Note 5, the Purchaser will assume all of the Company’s obligations under the indenture that governs the 9.75% Senior Notes and the indenture that governs the 9.50% Senior Notes. On September 22, 2026, the Company entered into a supplemental indenture to the indenture governing the 9.75% Senior Notes, following receipt of the consents from bond holders of a majority in aggregate principal amount of those notes, which amends the indenture to permit the sale of the Divested Business, with the amendments becoming operative upon closing of the Sale.

Credit facility

On May 12, 2026, the Company, through its wholly owned subsidiary Gran Tierra Canada Ltd., amended its revolving credit facility with National Bank of Canada. As part of the amendment, the borrowing base has decreased to C$75.0 million (US$52.8 million). The available commitment under the revolving credit facility remained unchanged at C$75.0 million (US$52.8 million), comprised of a C$60.0 million (US$42.2 million) syndicated facility and C$15.0 million (US$10.6 million) of operating facility. The amounts drawn down under the revolving credit facility can either be in Canadian or U.S. dollars and bear interest rates equal to either the Canadian prime rate or U.S. Base Rate plus a margin ranging from 2.00% to 4.00% per annum or for CORRA loans and SOFR loans plus a margin ranging from 3.00% to 5.00% per annum. Undrawn amounts under the revolving credit facility bear a standby fee ranging from 0.75% to 1.25% per annum. In each case, the margin or standby fee, as applicable is based on Net Debt to EBITDA ratio of Gran Tierra Canada Ltd. The revolving credit facility matures on October 30, 2027. During the three months ended September 30, 2026, the Company drew C$15.3 million (US$10.9 million) under its revolving credit facility which was fully repaid by September 30, 2026. As of September 30, 2026, the revolving credit facility remained undrawn.

Leases

During the three and nine months ended September 30, 2026, the Company entered into one and five finance leases of $17.5 million and $38.5 million, respectively. The new finance leases have lease terms ranging from two to three years and a weighted average discount rate of 9.6%.

During the nine months ended September 30, 2026, the Company entered into one operating lease of $4.0 million which had a five-year term and a discount rate of 9.1%.

Interest Expense

The following table presents the total interest expense recognized in the accompanying interim unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2025
Contractual interest and other financing expenses	$22,144	$21,178	$83,480	$60,864
Amortization of debt issuance costs	1,734	4,269	14,749	12,184
	$23,878	$25,447	$98,229	$73,048

7. Prepayment agreement

During the nine months ended September 30, 2026, the Company amended its existing prepayment agreement with Trafigura. The amended agreement provides for total prepayments of up to $350.0 million, including $325.0 million available immediately and an additional $25.0 million available at Trafigura’s sole discretion and includes both Ecuadorian and Colombian crude oil production. The term of the amended prepayment agreement is 48 months.

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

As at September 30, 2026, there was $281.4 million outstanding (December 31, 2025 - $150.0 million) on the oil prepayment agreement. Of this amount, $88.9 million (December 31, 2025 - $34.1 million) was classified as a current portion and included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet.

(Thousands of U.S. Dollars)
Outstanding balance on oil prepayment, December 31, 2025	$150,000
Prepayment advances	175,000
Repayments	(43,584)
Outstanding balance on oil prepayment, September 30, 2026	$281,416

During the three and nine months ended September 30, 2026, the Company drew $8.5 million and $175.0 million on oil prepayment and re-paid $14.8 million and $43.6 million, respectively, of the outstanding principal on oil prepayment via crude oil deliveries.

As of September 30, 2026, the Company was in compliance with all applicable covenants under the prepayment agreement.

8. Share Capital

Shares of Common Stock
Shares issued and outstanding at December 31, 2025	35,298,774
Shares issued on option exercise	83,037
Shares issued and outstanding at September 30, 2026	35,381,811
As at September 30, 2026, the Company had a share re-purchase program (the “2025 Program”) through the facilities of the Toronto Stock Exchange (“TSX”), the NYSE American or alternative programs in Canada or the United States, if eligible. Under the 2025 Program, the Company is able to purchase up to 2,925,720 shares of Common Stock, par value of $0.001 per share (“Common Stock”) representing 10% of the public float as of October 31, 2025, at prevailing market prices at the time of purchase. The 2025 Program will continue for one year and expire on November 5, 2026, or earlier if the 10% maximum is reached.

During the three and nine months ended September 30, 2026, the Company did not re-purchase any shares under the 2025 Program (three and nine months ended September 30, 2025 - nil and 692,804 shares re-purchased under the 2024 program at a weighted average price of nil and $5.00 per share, respectively).

Equity Compensation Awards

The following table provides information about performance stock units (“PSUs”), deferred share units (“DSUs”), restricted share units (“RSUs”) and stock option activity for the nine months ended September 30, 2026:

	PSUs	DSUs	RSUs	Stock Options
	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Share Units	Number of Outstanding Stock Options	Weighted Average Exercise Price/Stock Option ($)
Balance, December 31, 2025	7,595,979	876,538	1,064,824	1,043,996	9.61
Granted	4,240,042	230,482	1,049,365	—	—
Exercised	(1,491,419)	(321,660)	(359,298)	(133,938)	7.72
Forfeited	(464,380)	—	(47,575)	(58,871)	10.84
Expired	—	—	—	(401,763)	8.46
Balance, September 30, 2026	9,880,222	785,360	1,707,316	449,424	11.03

As at September 30, 2026, the equity compensation award liability on the Company’s balance sheet included $1.7 million of current liability related to the Company’s outstanding stock options (December 31, 2025 - $0.6 million).

For the three and nine months ended September 30, 2026, there was $30.5 million and $46.4 million of stock-based compensation expense (three and nine months ended September 30, 2025, $0.1 million and $0.2 million of stock-based compensation expense), respectively.

As at September 30, 2026, there was $58.7 million (December 31, 2025 - $15.4 million) of unrecognized compensation costs related to unvested PSUs, RSUs and stock options, which are expected to be recognized over a weighted-average period of 1.8 years. During the nine months ended September 30, 2026, the Company paid out $6.0 million for PSUs which vested on December 31, 2025 (nine months ended September 30, 2025 - $7.2 million for PSUs which vested on December 31, 2024).

During the three and nine months ended September 30, 2026, the Company awarded 479 and 1,049,365 of RSUs to employees pursuant to the existing 2007 Equity Incentive Plan, respectively. Under the 2007 Equity Incentive Plan, RSUs will vest one-third each year over a three-year period. Upon vesting, RSUs entitle the holder to receive either the underlying number of shares of the Company’s Common Stock or a cash payment equal to the value of the underlying shares of the Company’s Common Stock. The Company intends to settle RSUs outstanding as at September 30, 2026, in cash.

Net Loss per Share

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

Weighted Average Shares Outstanding

For the three and nine months ended September 30, 2026 and 2025, all options were excluded from the diluted loss per share calculation as the options were anti-dilutive.

9. Revenue

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Crude Oil	Natural Gas	NGL	Total Revenue	Crude Oil	Natural Gas	NGL	Total Revenue
Colombia	103,358	—	—	103,358	323,818	—	—	323,818
Ecuador	42,134	—	—	42,134	124,843	—	—	124,843
Canada	16,037	4,857	1,920	22,814	55,861	16,842	6,180	78,883
	$161,529	$4,857	$1,920	$168,306	$504,522	$16,842	$6,180	$527,544

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Crude Oil	Natural Gas	NGL	Total Revenue	Crude Oil	Natural Gas	NGL	Total Revenue
Colombia	101,999	—	—	101,999	329,339	—	—	329,339
Ecuador	20,605	—	—	20,605	50,123	—	—	50,123
Canada	19,273	5,715	1,662	26,650	57,027	22,774	7,521	87,322
	$141,877	$5,715	$1,662	$149,254	$436,489	$22,774	$7,521	$466,784

During the three and nine months ended September 30, 2026, the Company’s production was sold primarily to one major customer, representing 70% and 71% of the total Company’s sales volumes (three and nine months ended September 30, 2025 - one major customer, representing 66% and 65% of the total Company’s sales volumes), respectively, reported in each of the reportable segments.

As at September 30, 2026, accounts receivable included $15.1 million of accrued sales revenue related to September 2026 production (December 31, 2025 - $14.8 million related to December 2025 production).

10. Taxes

The Company’s effective tax rate was 19% for the nine months ended September 30, 2026, compared to 6% in the corresponding period of 2025.

Current income tax expense was $19.5 million for the nine months ended September 30, 2026, compared to $14.5 million in the corresponding period of 2025, primarily due to higher taxable income.

For the nine months ended September 30, 2026, the Company recognized a deferred tax recovery of $51.2 million, primarily attributable to an increase in deductible temporary differences arising from tax losses generated during the period, unrealized hedging losses and accruals. This recovery was partially offset by temporary differences related to accelerated tax depreciation in excess of accounting depreciation.

For the nine months ended September 30, 2025, the Company recognized a deferred tax recovery of $17.6 million, primarily attributable to an increase in deductible temporary differences arising from tax losses generated during the period. This recovery was partially offset by temporary differences related to accelerated tax depreciation in excess of accounting depreciation.

For the nine months ended September 30, 2026, the difference between the effective tax rate of 19% and the 21% statutory tax rate was primarily due to an increase in the non-deductible foreign translation adjustments and other non-deductible expenses. This was partially offset by an increase in the impact of foreign taxes and the 2025 true-up (recovery).

For the nine months ended September 30, 2025, the difference between the effective tax rate of 6% and the 21% statutory tax rate was primarily due to increase in the non-deductible foreign translation adjustments, other permanent differences and valuation allowance. This was partially offset by an increase in the impact of foreign taxes.

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

Letters of Credit and Other Credit Support

At September 30, 2026, the Company had provided letters of credit and other credit support totaling $160.0 million, of which $0.5 million related to transportation capacity in Canada with the remainder as security relating to work commitment guarantees in Colombia and Ecuador contained in exploration contracts, other capital or operating requirements (December 31, 2025 - $209.0 million). During the three months ended September 30, 2026, the Company released $39.1 million of letters of credit related to Suroriente Block due to completion of all capital commitments.

12. Financial Instruments and Fair Value Measurement

Financial Instruments

Financial instruments are initially recorded at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For financial instruments carried at fair value, GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels:

•Level 1 - Inputs representing quoted market prices in active markets for identical assets and liabilities
•Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the assets and liabilities, either directly or indirectly
•Level 3 - Unobservable inputs for assets and liabilities

At September 30, 2026, the Company’s financial instruments recognized on the balance sheet consist of cash and cash equivalents, accounts receivable, derivatives, other long-term assets, accounts payable and accrued liabilities, current portion of long-term debt, long-term debt and other long-term liabilities. The Company uses appropriate valuation techniques based on the available information to measure the fair values of assets and liabilities.

Fair Value Measurement

The following table presents the Company’s fair value measurements of its financial instruments as of September 30, 2026, and December 31, 2025:

(Thousands of U.S. Dollars)	As at September 30, 2026	As at December 31, 2025
Level 1
Liabilities
7.75% Senior Notes	$23,687	$19,784
9.50% Senior Notes	89,067	505,020
9.75% Senior Notes	495,695	—
	$608,449	$524,804
Level 2
Assets
Restricted cash and cash equivalents - long-term (1)	$9,838	$9,735
Commodity derivatives - current	—	10,147
	$9,838	$19,882

Liabilities
Commodity derivatives - current	$39,477	$—
(1) The long-term portion of restricted cash and cash equivalents is included in the other long-term assets on the Company’s condensed consolidated balance sheet.

The fair values of cash and cash equivalents, current restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of these instruments.

Restricted Cash and Cash Equivalents - Long-Term

The fair value of long-term restricted cash and cash equivalents approximates its carrying value because interest rates are variable and reflective of market rates.

Senior Notes

Financial instruments recorded at amortized cost at September 30, 2026, were the Senior Notes (Note 6).

At September 30, 2026, the carrying amounts of the 7.75% Senior Notes, 9.50% Senior Notes and 9.75% Senior Notes were $24.1 million, $84.5 million and $454.3 million, respectively, which represented the aggregate principal amounts less unamortized debt issuance costs and discounts, and the fair values were $23.7 million, $89.1 million and $495.7 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2025
Commodity price derivative loss (gain)	$33,733	$2,945	$113,085	$(2,390)
Foreign currency derivative gain	(4,505)	(879)	(7,311)	(8,109)
Derivative instruments loss (gain)	$29,228	$2,066	$105,774	$(10,499)

Commodity Price Risk

The Company may at times utilize commodity price derivatives to manage the variability in cash flows associated with the forecasted sale of its oil production, reduce commodity price risk and provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. As at September 30, 2026, the Company had outstanding commodity price derivative positions in Canada and Colombia as follows:

Oil
Type of Instrument	Start Period	End Period	Volume bbl/d	Reference	Sold Put (C$/bbl or $/bbl Weighted Average)		Purchased Put (C$/bbl or $/bbl Weighted Average)		Sold Call (C$/bbl or $/bbl Weighted Average)		Premium (C$/bbl or $/bbl Weighted Average)
Collar	10/01/26	12/31/26	500	WTI CMA	—		C$	70.00	C$	92.47	—
Put Option	10/01/26	12/31/26	500	Brent	—		60.00		—		4.30
Three Way	10/01/26	12/31/26	500	WTI CMA	C$	60.00	C$	70.00	C$	107.00	C$	1.90
Put Spread	10/01/26	12/31/26	5,000	Brent	45.00		55.00		—		21.64
Three Way	10/01/26	12/31/26	9,000	Brent	50.33		60.33		72.49		—
Three Way	01/01/27	03/31/27	3,000	Brent	58.33		71.67		89.55		—

Natural Gas
Type of Instrument	Start Period	End Period	Volume, GJ/day	Reference	Sold Swap (C$/GJ, Weighted Average)		Purchased Put (C$/GJ, Weighted Average)	Sold Call (C$/GJ, Weighted Average)
Swap	10/01/26	12/31/26	6,739	Aeco 5A	C$	2.71	—	—

Subsequent to the period ended September 30, 2026, the Company entered into the following commodity price derivative positions:

Oil
Type of Instrument	Start Period	End Period	Volume bbl/d	Reference	Sold Put ($/bbl Weighted Average)	Purchased Put ($/bbl Weighted Average)	Sold Call ($/bbl Weighted Average)	Premium ($/bbl Weighted Average)
Three Way	01/01/2027	03/31/27	5,000	Brent	80.00	95.00	111.00	—

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

As at September 30, 2026, the Company had no outstanding foreign currency exchange derivative positions.

13. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents shown as a sum of these amounts in the interim unaudited condensed consolidated statements of cash flows:

	As at September 30,		As at December 31,
(Thousands of U.S. Dollars)	2026	2025	2025	2024
Cash and cash equivalents	$141,077	$49,089	$82,931	$103,379
Restricted cash and cash equivalents - current	—	—	—	1,142
Restricted cash and cash equivalents - long-term (1)	9,838	9,089	9,735	6,816
	$150,915	$58,178	$92,666	$111,337
(1) Included in other long-term assets on the Company’s condensed consolidated balance sheet.

Net changes in assets and liabilities from operating activities were as follows:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025
Accounts receivable and other long-term assets	$(25,590)	$2,798
Derivatives	7,202	—
Prepaids and inventory	5,280	(2,206)
Oil prepayment	131,416	—
Accounts payable and accrued liabilities, and other long-term liabilities	6,318	23,621
Taxes receivable and payable	13,892	(14,346)
Net changes in assets and liabilities from operating activities	$138,518	$9,867

Net changes in working capital from investing activities were as follows:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025
Additions to property, plant and equipment	$(130,328)	$(203,237)
Decrease in accounts payable and accrued liabilities	(16,780)	(15,408)
(Increase) decrease in accounts receivable	(1,002)	490
Net cash additions to property, plant and equipment	$(148,110)	$(218,155)

The following table provides additional supplemental cash flow disclosures:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025
Cash paid for income taxes	$8,111	$4,031
Cash paid for withholding taxes	$19,551	$19,934
Cash paid for interest	$42,102	$37,589

Non-cash investing activities:
Net liabilities related to property, plant and equipment, end of period	$23,909	$46,365

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

Financial and Operational Highlights

Key Highlights for the third quarter of 2026
•Net loss for the third quarter of 2026 was $42.4 million or $(1.20) per share basic and diluted, compared to a net loss of $20.0 million or $(0.57) per share basic and diluted for the third quarter of 2025 and net income of $24.9 million or $0.70 per share basic and diluted for the prior quarter.
•Loss before income taxes for the third quarter of 2026 was $68.0 million, compared to loss before income taxes of $31.2 million for the third quarter of 2025 and income before income taxes of $45.3 million for the prior quarter
•Brent oil price averaged $91.29 per bbl during the quarter, an increase of 34% from the comparative period of 2025, and a decrease of 6% from the prior quarter. Castilla, Vasconia and Oriente differentials averaged $13.73, $6.68 and $10.32 per bbl during the quarter, an increase of 181%, 255% and 43%, respectively, from the comparable period of 2025. Castilla, Vasconia and Oriente differentials increased by 41%, 370% and 413% from the prior quarter, respectively
•Adjusted EBITDA(2) was $68.1 million for the third quarter of 2026, a decrease from $69.0 million in the third quarter of 2025, and $85.1 million in the prior quarter
•Funds flow from operations(2) decreased to $31.6 million compared to $41.7 million in the third quarter of 2025, and $60.3 million in the prior quarter
•NAR production for the third quarter of 2026 decreased by 13% to 31,390 BOEPD, compared to 35,962 BOEPD in the third quarter of 2025, primarily due to lower production in Colombia, higher in-kind royalties Ecuador driven by higher oil prices and asset sales in Canada and decreased by 2% from 31,990 BOEPD in the prior quarter primarily due to sale of the Lodgepole area in Canada and lower production in Colombia, partially offset by lower in-kind royalties in Ecuador
•NAR sales volumes for the third quarter of 2026 decreased by 12% to 32,724 BOEPD, compared to 37,353 BOEPD in the third quarter of 2025 and increased by 2% from 32,166 BOEPD in the prior quarter
•Oil, natural gas and NGL sales for the third quarter of 2026 increased by 13% to $168.3 million, compared to the third quarter of 2025, due to increase in benchmark oil prices, partially offset by lower sales volumes in Colombia and Canada and higher quality and transportation discounts in Colombia associated with using alternative transportation routes for Putumayo production as the Colombia and Ecuador border remained closed. Oil, natural gas and NGL sales decreased by 10% from $187.2 million in the prior quarter due to lower benchmark oil prices, higher quality and transportation discounts in Colombia and a shift from premium to a discount in Ecuador, partially offset by higher sales volumes
•Operating expenses for the third quarter of 2026 decreased by 6% to $64.2 million when compared to the third quarter of 2025 primarily due to lower workover activities, reduced field personnel costs and lower equipment maintenance. Operating expenses increased by 24% from $51.6 million in the prior quarter due to higher workover activities and higher lifting costs associated with inventory fluctuations resulting from sale of inventory accumulated at the end of prior quarter
•On a per boe basis, operating expenses increased by $1.48 to $21.32 when compared to the third quarter of 2025 due to lower sales volumes and increased by $3.71 from $17.61 in the prior quarter due to higher workover activities and higher lifting costs associated with inventory fluctuations resulting from sale of inventory accumulated at the end of prior quarter
•Transportation expenses increased by 29% when compared to the third quarter of 2025 and increased by 42% from the prior quarter primarily due to higher volumes transported via pipeline which had higher costs per boe
•Gross profit increased to $40.9 million compared to $14.9 million in the third quarter of 2025 and decreased from $75.5 million in the prior quarter

•Operating netback(2) was $98.6 million compared to $76.8 million in the third quarter of 2025 and $131.7 million in the prior quarter
•Quality and transportation discounts per boe in South America were $18.09, an increase from $10.76 in the third quarter of 2025. Quality and transportation discounts in Colombia were affected by using an alternative transportation route for Putumayo production as the Colombia and Ecuador border remained closed, which was significantly more expensive and resulted in additional discounts of approximately $3.7 million for the current quarter. Quality and transportation discounts in South America increased from $10.47 per boe in the prior quarter primarily as a result of higher differentials
•Quality and transportation discounts for oil per boe in Canada for the third quarter of 2026 decreased to $6.11 compared to $6.38 in the third quarter of 2025 and increased from $2.24 in the prior quarter due to higher pipeline tariffs in the current quarter resulting from a change in product mix associated with asset sales
•General and administrative (“G&A”) expenses before stock-based compensation for the third quarter of 2026 decreased to $11.8 million compared to $13.2 million in the third quarter of 2025 and $13.2 million in the prior quarter due to lower consulting and legal expenses, lower costs associated with project optimization and lower salaries associated with headcount optimization when compared to the prior quarter
•Capital expenditures for the third quarter of 2026 were $30.7 million compared to $57.3 million in the third quarter of 2025 and $54.3 million in the prior quarter
•During the three months ended September 30, 2026, we entered into a definitive share sale agreement to sell our Colombia and Ecuador oil business for a total approximate consideration of $1.33 billion, subject to adjustment, including the assumption of our 2029 and 2031 Senior Notes and the Prepayment Agreement facility, with expected net cash proceeds of approximately $315.0 million. Subsequent to September 30, 2026, we obtained shareholders’ approval for the sale, and closing remains subject to remaining consents, regulatory approvals and other customary conditions

(Thousands of U.S. Dollars, unless otherwise indicated)	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
	2026	2025	% Change	2026	2026	2025	% Change
Average Daily Volumes (BOEPD)
Consolidated
Working Interest (“WI”) Production Before Royalties	39,904	42,685	(7)	41,501	42,280	45,495	(7)
Royalties	(8,514)	(6,723)	27	(9,511)	(8,596)	(7,396)	16
Production NAR	31,390	35,962	(13)	31,990	33,684	38,099	(12)
Decrease in Inventory	1,334	1,391	(4)	176	1,341	132	916
Sales(1)	32,724	37,353	(12)	32,166	35,025	38,231	(8)

Net (Loss) Income	$(42,415)	$(19,950)	(113)	$24,861	$(136,726)	$(51,971)	(163)

Operating Netback
Gross Profit	$40,872	$14,879	175	$75,460	$153,029	$66,293	131
Depletion and Accretion	57,706	61,908	(7)	56,253	177,867	196,286	(9)
Operating Netback(2)	$98,578	$76,787	28	$131,713	$330,896	$262,579	26

G&A Expenses before Stock-Based Compensation	$11,814	$13,246	(11)	$13,219	$40,182	$39,306	2
G&A Stock-Based Compensation Expense (Recovery)	30,465	143	21,204	(3,757)	46,384	172	26,867
G&A Expenses, including Stock-Based Compensation	$42,279	$13,389	216	$9,462	$86,566	$39,478	119

Adjusted EBITDA(2)	$68,096	$69,034	(1)	$85,071	$227,102	$231,183	(2)

Funds Flow from Operations(2)	$31,640	$41,685	(24)	$60,289	$134,752	$150,935	(11)

Capital Expenditures (before changes in working capital)	$30,660	$57,340	(47)	$54,309	$130,328	$203,237	(36)
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

Colombia	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Gross Profit	$19,711	$10,446	$44,585	$88,673	$57,275
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	38,356	44,041	38,072	117,061	136,936
Operating netback (non-GAAP)	$58,067	$54,487	$82,657	$205,734	$194,211
(*) Calculated as DD&A expenses for the three months ended September 30, 2026 and 2025 of $44.7 million and $47.0 million less depreciation of administrative assets of $6.3 million and $3.0 million, respectively. For the nine months ended September 30, 2026 and 2025, DD&A expenses of $134.5 million and $146.1 million, less depreciation of administrative assets of $17.5 million and $9.2 million, respectively. For the prior quarter, calculated as DD&A expenses of $43.5 million, less depreciation of administrative assets of $5.4 million.

Ecuador	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Gross Profit	$13,710	$859	$24,811	$44,899	$1,801
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	14,104	9,519	9,775	39,740	24,366
Operating netback (non-GAAP)	$27,814	$10,378	$34,586	$84,639	$26,167
(*) Calculated as DD&A expenses for the three months ended September 30, 2026 and 2025 of $14.3 million and $9.5 million less depreciation of administrative assets of $0.2 million and nil, respectively. For the nine months ended September 30, 2026 and 2025, DD&A expenses of $40.6 million and $24.4 million less depreciation of administrative assets of $0.9 million and nil, respectively. For the prior quarter, calculated as DD&A expenses of $10.3 million, less depreciation of administrative assets of $0.6 million.

Canada	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Gross Profit	$7,451	$3,574	$6,064	$19,457	$7,217
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	5,246	8,348	8,406	21,066	34,984
Operating netback (non-GAAP)	$12,697	$11,922	$14,470	$40,523	$42,201
(*) Same as DD&A expenses for the three months ended September 30, 2026 and 2025, nine months ended September 30, 2026 and 2025, and the prior quarter (the depreciation of administrative assets had a de minimis amount for all reported periods).

Total Company	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Gross Profit	$40,872	$14,879	$75,460	$153,029	$66,293
Adjustments to reconcile gross profit to operating netback
Depletion and accretion (*)	57,706	61,908	56,253	177,867	196,286
Operating netback (non-GAAP)	$98,578	$76,787	$131,713	$330,896	$262,579
(*) Calculated as DD&A expenses for the three months ended September 30, 2026 and 2025 of $64.4 million and $65.0 million less depreciation of administrative assets of $6.7 million and $3.1 million, respectively. For the nine months ended September 30, 2026 and 2025, DD&A expenses of $196.6 million and $205.8 million less depreciation of administrative assets of $18.7 million and $9.5 million, respectively. For the prior quarter, calculated as DD&A expenses of $62.3 million, less depreciation of administrative assets of $6.1 million.

EBITDA, as presented, is defined as net income or loss adjusted for depletion, depreciation and accretion (“DD&A”) expenses, interest expense, and income tax expense or recovery. Adjusted EBITDA, as presented, is defined as EBITDA adjusted for severance, transaction costs, non-cash lease expense, lease payments, foreign exchange gains or losses, stock-based compensation expense or recovery, other non-cash gains or losses and unrealized derivative instruments gains or losses. Management uses this supplemental measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is useful supplemental information for investors to analyze our performance and financial results. A reconciliation from net (loss) income to EBITDA and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Net (loss) income	$(42,415)	$(19,950)	$24,861	$(136,726)	$(51,971)
Adjustments to reconcile net (loss) income to EBITDA and Adjusted EBITDA
DD&A expenses	64,391	64,981	62,334	196,599	205,818
Interest expense	23,878	25,447	24,473	98,229	73,048
Income tax (recovery) expense	(25,575)	(11,276)	20,488	(31,682)	(3,075)
EBITDA (non-GAAP)	$20,279	$59,202	$132,156	$126,420	$223,820
Severance	—	—	95	2,563	—
Transaction costs	4,887	—	—	4,887	—
Non-cash lease expense	1,452	1,187	1,503	4,423	4,648
Lease payments	(1,565)	(1,574)	(1,633)	(4,885)	(4,686)
Foreign exchange loss	2,252	284	2,603	6,280	7,838
Stock-based compensation expense (recovery)	30,465	143	(3,757)	46,384	172
Other non-cash (gain) loss	(697)	265	—	(1,425)	355
Unrealized derivative instruments loss (gain)	11,023	9,527	(45,896)	42,455	(964)
Adjusted EBITDA (non-GAAP)	$68,096	$69,034	$85,071	$227,102	$231,183

Funds flow from operations, as presented, is defined as net income or loss adjusted for DD&A expenses, deferred income tax expense or recovery, stock-based compensation expense or recovery, amortization of debt issuance costs, Senior Notes exchange fees, non-cash interest, non-cash lease expense, lease payments, unrealized foreign exchange gain or loss, unrealized derivative instruments gains or losses and other non-cash gains or losses. Management uses this financial measure to analyze performance and income generated by our principal business activities prior to the consideration of how non-cash items affect that income and believes that this financial measure is also useful supplemental information for investors to analyze performance and our financial results. A reconciliation from net (loss) income to funds flow from operations is as follows:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Net (loss) income	$(42,415)	$(19,950)	$24,861	$(136,726)	$(51,971)
Adjustments to reconcile net (loss) income to funds flow from operations
DD&A expenses	64,391	64,981	62,334	196,599	205,818
Deferred income tax (recovery) expense	(30,086)	(15,298)	11,373	(51,158)	(17,557)
Stock-based compensation expense (recovery)	30,465	143	(3,757)	46,384	172
Amortization of debt issuance costs	1,734	4,269	1,722	14,749	12,184
Senior Notes exchange fees	(179)	—	785	13,509	—
Non-cash interest	5,944	—	6,134	16,591	—
Non-cash lease expense	1,452	1,187	1,503	4,423	4,648
Lease payments	(1,565)	(1,574)	(1,633)	(4,885)	(4,686)
Unrealized foreign exchange (gain) loss	(8,427)	(1,865)	2,863	(5,764)	2,936
Unrealized derivative instruments loss (gain)	11,023	9,527	(45,896)	42,455	(964)
Other non-cash (gain) loss	(697)	265	—	(1,425)	355
Funds flow from operations (non-GAAP)	$31,640	$41,685	$60,289	$134,752	$150,935

Additional Operational Results

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	% Change	2026	2026	2025	% Change
Oil, natural gas and NGL sales	$168,306	$149,254	13	$187,181	$527,544	$466,784	13
Operating expenses	64,186	68,170	(6)	51,561	181,896	190,863	(5)
Transportation expenses	5,542	4,297	29	3,907	14,752	13,342	11
Operating netback(1)	98,578	76,787	28	131,713	330,896	262,579	26

Other taxes	1,031	3,046	(66)	1,389	3,461	4,105	(16)
DD&A expenses	64,391	64,981	(1)	62,334	196,599	205,818	(4)
Derivative instruments loss (gain)	29,228	2,066	1,315	(11,864)	105,774	(10,499)	1,107
G&A expenses before stock-based compensation	11,814	13,246	(11)	13,219	40,182	39,306	2
G&A stock-based compensation expense (recovery)	30,465	143	21,204	(3,757)	46,384	172	26,867
Severance	—	—	—	95	2,563	—	100
Transaction costs	4,887	—	100	—	4,887	—	100
Foreign exchange loss	2,252	284	693	2,603	6,280	7,838	(20)
Interest expense	23,878	25,447	(6)	24,473	98,229	73,048	34
	167,946	109,213	54	88,492	504,359	319,788	58

Other income	840	1,003	(16)	1,625	3,613	1,290	180
Interest income	538	197	173	503	1,442	873	65
(Loss) income before income taxes	(67,990)	(31,226)	(118)	45,349	(168,408)	(55,046)	(206)

Current income tax expense	4,511	4,022	12	9,115	19,476	14,482	34
Deferred income tax (recovery) expense	(30,086)	(15,298)	(97)	11,373	(51,158)	(17,557)	(191)
Total income tax (recovery) expense	(25,575)	(11,276)	(127)	20,488	(31,682)	(3,075)	(930)
Net (loss) income	$(42,415)	$(19,950)	(113)	$24,861	$(136,726)	$(51,971)	(163)

Sales Volumes (NAR)
Total sales volumes, BOEPD	32,724	37,353	(12)	32,166	35,025	38,231	(8)

Brent Price per bbl	$91.29	$68.17	34	$96.68	$88.86	$69.91	27
Castilla Differential per bbl	$13.73	$4.88	181	$9.71	$11.07	$4.98	122
Vasconia Differential per bbl	$6.68	$1.88	255	$1.42	$4.69	$1.95	141
Oriente Differential per bbl	$10.32	$7.20	43	$2.01	$6.86	$7.37	(7)
WTI Price per bbl	$85.68	$65.07	32	$92.70	$83.76	$66.74	26
AECO Price C$ per GJ	1.48	0.60	147	1.55	1.65	1.42	16

Consolidated Results of Operations per boe Sales Volumes NAR
Oil, natural gas and NGL sales	$55.90	$43.43	29	$63.95	$55.17	$44.72	23
Operating expenses	21.32	19.84	7	17.61	19.02	18.29	4
Transportation expenses	1.84	1.25	47	1.33	1.54	1.28	20
Operating netback(1)	32.74	22.34	47	45.01	34.61	25.15	38

Other taxes	0.34	0.89	(62)	0.47	0.36	0.39	(8)
DD&A expenses	21.39	18.91	13	21.29	20.56	19.72	4
Derivative instruments loss (gain)	9.71	0.60	1,518	(4.05)	11.06	(1.01)	1,195
G&A expenses before stock-based compensation	3.92	3.85	2	4.52	4.20	3.77	11
G&A stock-based compensation expense (recovery)	10.12	0.04	25,200	(1.28)	4.85	0.02	24,150
Severance	—	—	—	0.03	0.27	—	100
Transaction costs	1.62	—	100	—	0.51	—	100
Foreign exchange loss	0.75	0.08	838	0.89	0.66	0.75	(12)
Interest expense	7.93	7.40	7	8.36	10.27	7.00	47
	55.78	31.77	76	30.23	52.75	30.64	72

Other income	0.28	0.29	(3)	0.56	0.38	0.12	217
Interest income	0.18	0.06	200	0.17	0.15	0.08	88
(Loss) income before income taxes	(22.58)	(9.08)	(149)	15.51	(17.61)	(5.29)	(233)

Current income tax expense	1.50	1.17	28	3.11	2.04	1.39	47
Deferred income tax (recovery) expense	(9.99)	(4.45)	(124)	3.89	(5.35)	(1.68)	(218)
Total income tax (recovery) expense	(8.49)	(3.28)	(159)	7.00	(3.31)	(0.29)	(1,041)
Net (loss) income	$(14.09)	$(5.80)	(143)	$8.51	$(14.30)	$(5.00)	(186)

(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to footnote 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition of this measure.

Oil, Natural Gas and NGL Production and Sales Volumes, BOEPD

Colombia	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
Average Daily Volumes (BOEPD)	2026	2025	2026	2026	2025
WI production before royalties	19,305	22,701	19,994	20,199	24,476
Royalties	(3,576)	(3,481)	(3,968)	(3,592)	(3,912)
Production NAR	15,729	19,220	16,026	16,607	20,564
Decrease (increase) in inventory	100	337	(57)	278	26
Sales	15,829	19,557	15,969	16,885	20,590

Royalties, % of working interest production before royalties	19%	15%	20%	18%	16%

Ecuador	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
Average Daily Volumes (BOEPD)	2026	2025	2026	2026	2025
WI production before royalties	7,747	3,872	7,993	8,162	4,166
Royalties	(3,206)	(1,273)	(3,788)	(3,195)	(1,353)
Production NAR	4,541	2,599	4,205	4,967	2,813
Decrease in inventory	1,234	1,054	233	1,063	106
Sales	5,775	3,653	4,438	6,030	2,919

Royalties, % of working interest production before royalties	41%	33%	47%	39%	32%

Canada	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
Average Daily Volumes (BOEPD)	2026	2025	2026	2026	2025
WI production before royalties	12,852	16,112	13,514	13,919	16,853
Royalties	(1,732)	(1,969)	(1,755)	(1,809)	(2,131)
Production NAR	11,120	14,143	11,759	12,110	14,722
Sales	11,120	14,143	11,759	12,110	14,722

Royalties, % of working interest production before royalties	13%	12%	13%	13%	13%

Total Company	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
Average Daily Volumes (BOEPD)	2026	2025	2026	2026	2025
WI production before royalties	39,904	42,685	41,501	42,280	45,495
Royalties	(8,514)	(6,723)	(9,511)	(8,596)	(7,396)
Production NAR	31,390	35,962	31,990	33,684	38,099
Decrease in inventory	1,334	1,391	176	1,341	132
Sales	32,724	37,353	32,166	35,025	38,231

Royalties, % of working interest production before royalties	21%	16%	23%	20%	16%

Oil, natural gas and NGL production NAR for the three and nine months ended September 30, 2026, decreased by 13% and 12% to 31,390 BOEPD and 33,684 BOEPD, respectively, compared to the corresponding periods of 2025 due to lower production in Colombia, higher in-kind royalties primarily in Ecuador, driven by higher oil prices and the sale of the Simonette and Lodgepole areas in Canada, partially offset by higher than anticipated production results of wells in Charapa and Chanangue Blocks and additional production from Perico Block in Ecuador acquired in December 2025. Oil, natural gas and NGL production NAR decreased by 2% compared to the prior quarter due to sale of the Lodgepole area in Canada and lower production in Colombia, partially offset by lower in-kind royalties in Ecuador.

Royalties, as a percentage of production for the three and nine months ended September 30, 2026 increased to 21% and 20%, respectively, compared to the corresponding periods of 2025, as a result of higher benchmark oil prices and the price sensitive royalty regime in Colombia and Ecuador. Royalties, as a percentage of production decreased from 23% in the prior quarter as a result of lower benchmark oil prices in the current quarter.

WI Production before Royalties
60,000
45,000
30,000
15,000
—
Average Daily Volumes (BOEPD)
25%
20%
15%
10%
Royalties as a % of Production
42,685
46,344
45,497
41,501
39,904
16%
15%
17%
23%
21%
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Working Interest Production
Royalties as a % of Production

WI Production before Royalties
50,000
40,000
30,000
20,000
10,000
—
Average Daily Volumes (BOEPD)
34,710
45,709
42,280
2024 Year End
2025 Year End
Q3 2026 YTD
WI Production before Royalties

NAR Production by Block for the Three Months Ended September 30, 2026

Other, 3%
Suroriente, 8%
Ecuador, 14%
Canada, 35%
Chaza, 13%
Midas, 27%
Canada
Midas
Chaza
Ecuador
Suroriente
Other

The Midas Block includes the Acordionero field, the Suroriente Block includes the Cohembi field, and the Chaza Block includes the Costayaco and Moqueta fields. Ecuador includes the Charapa, Iguana, Chanangue and Perico Blocks. Canada includes several areas in the Western Canadian Sedimentary Basin with the majority of production in Alberta, Canada.

Commodity prices:

Colombia and Ecuador

Brent - For the three and nine months ended September 30, 2026, Brent increased 34% and 27% from the corresponding periods of 2025 and decreased 6% from the prior quarter.

For the three months ended September 30, 2026, Castilla, Vasconia and Oriente differentials per bbl increased to $13.73, $6.68 and $10.32 from $4.88, $1.88 and $7.20, respectively, in the corresponding period of 2025.

For the nine months ended September 30, 2026, Castilla and Vasconia differentials per bbl increased to $11.07 and $4.69 from $4.98 and $1.95, respectively, in the corresponding period of 2025. Oriente differential per bbl decreased to $6.86 from $7.37 in the corresponding period of 2025.

Castilla, Vasconia and Oriente differentials per bbl increased from $9.71, $1.42 and $2.01 in the prior quarter.

Differentials fluctuate based on regional supply and demand of heavy crude, shipping costs, pipeline disruptions and geopolitical and trading policies. Differentials widened significantly in the third quarter primarily because of increased imports of Venezuelan crude displacing Colombian production and significantly higher shipping costs as a result of the ongoing conflict in the Middle East.

During the three and nine months ended September 30, 2026 and 2025, 100% of sales from South America was priced against Brent.

Brent and Discounts
$ / BOE
80.00
60.00
40.00
20.00
$15.00
$10.00
$5.00
$—
$68.17
$63.08
$78.38
$96.68
$91.29
$7.20
$4.88
$1.88
$8.43
$6.51
$3.41
$9.67
$8.17
$5.91
$9.71
$2.01
$1.42
$13.73
$10.32
$6.68
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Brent
Castilla
Vasconia
Oriente

Canada

WTI - For the three and nine months ended September 30, 2026, WTI increased by 32% and 26% from the corresponding periods of 2025 and decreased 8% from the prior quarter. During the three and nine months ended September 30, 2026, 20% and 22% of NAR production in Canada was oil, compared to 25% and 24% for the corresponding periods of 2025 and 21% in the prior quarter, respectively.

NGLs - For the three and nine months ended September 30, 2026, the weighted average NGL price received was 8% and 10% of WTI compared to 9% and 12% of WTI in the corresponding periods of 2025, and 7% of WTI in the prior quarter, respectively. During the three and nine months ended September 30, 2026, NGLs production in Canada was 29% and 27%, compared to 21% and 24% in the corresponding periods of 2025 and 27% in the prior quarter, respectively.

AECO - For the three and nine months ended September 30, 2026, AECO price increased by 147% and 16% from the corresponding periods of 2025 and decreased 5% from the prior quarter, respectively. During the three and nine months ended September 30, 2026, 51% of production in Canada was natural gas in each respective quarter, compared to 54% and 52%, in the corresponding periods of 2025, and 52% in the prior quarter, respectively.

Oil, natural gas and NGL sales for the three and nine months ended September 30, 2026, increased by 13% to $168.3 million and $527.5 million, respectively, compared to the corresponding periods of 2025, primarily due to 34% and 27% increase in Brent price, partially offset by 12% and 8% lower sales volumes in Colombia and Canada and higher quality and transportation discounts in Colombia. Quality and transportation discounts in Colombia were affected by using alternative transportation route for Putumayo production as the Colombia and Ecuador border remained closed. The alternative transportation route was significantly more expensive and resulted in additional discounts of approximately $3.7 million and $13.6 million, respectively, for the three and nine months ended September 30, 2026.

Compared to the prior quarter, oil, natural gas and NGL sales decreased by 10%, primarily due to a 6% decrease in Brent price, higher quality and transportation discounts in Colombia and a shift from a premium to a discount in Ecuador, partially offset by 2% higher sales volumes.

Oil, Natural Gas and NGL Sales
Three months ended September 30, 2026
(000's of US Dollars and %)

$1,920
1.1%
$4,857
2.9%
$161,529
96.0%
Crude oil
Natural Gas
NGL

The following table shows the effect of changes in realized price and sales volumes on our oil, natural gas and NGL sales for the three and nine months ended September 30, 2026, compared to the prior quarter and the corresponding periods of 2025:

(Thousands of U.S. Dollars)	Three Months Ended September 30, 2026, Compared with Three Months Ended September 30, 2025	Three Months Ended September 30, 2026, Compared with Three Months Ended June 30, 2026	Nine Months Ended September 30, 2026, Compared with Nine Months Ended September 30, 2025
Oil, natural gas and NGL sales for the comparative period	$149,254	$187,181	$466,784
Realized sales price increase (decrease) effect	37,553	(24,211)	99,895
Sales volumes (decrease) increase effect	(18,501)	5,336	(39,135)
Oil, natural gas and NGL sales for the three and nine months ended September 30, 2026	$168,306	$168,306	$527,544
Gross Profit

Colombia	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Revenue	$103,358	$101,999	$118,136	$323,818	$329,339
Operating expenses	42,370	44,610	33,152	110,564	125,280
Transportation expenses	2,921	2,902	2,327	7,520	9,848
Depletion and accretion(*)	38,356	44,041	38,072	117,061	136,936
Gross profit	$19,711	$10,446	$44,585	$88,673	$57,275
(*) Calculated as DD&A expenses for the three months ended September 30, 2026 and 2025 of $44.7 million and $47.0 million less depreciation of administrative assets of $6.3 million and $3.0 million, respectively. For the nine months ended September 30, 2026 and 2025, DD&A expenses of $134.5 million and $146.1 million, less depreciation of administrative assets of $17.5 million and $9.2 million, respectively. For the prior quarter, calculated as DD&A expenses of $43.5 million, less depreciation of administrative assets of $5.4 million.

Colombia	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(U.S. Dollars per boe Sales Volumes NAR )	2026	2025	2026	2026	2025
Revenue	$70.97	$56.69	$81.29	$70.25	$58.59
Operating expenses	29.09	24.79	22.81	23.99	22.29
Transportation expenses	2.01	1.61	1.60	1.63	1.75
Depletion and accretion	26.34	24.48	26.20	25.40	24.36
Gross profit	$13.53	$5.81	$30.68	$19.23	$10.19

Ecuador	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Revenue	$42,134	$20,605	$41,964	$124,843	$50,123
Operating expenses	11,985	9,157	6,196	34,133	21,352
Transportation expenses	2,335	1,070	1,182	6,071	2,604
Depletion and accretion(*)	14,104	9,519	9,775	39,740	24,366
Gross profit	$13,710	$859	$24,811	$44,899	$1,801
(*) Calculated as DD&A expenses for the three months ended September 30, 2026 and 2025 of $14.3 million and $9.5 million less depreciation of administrative assets of $0.2 million and nil, respectively. For the nine months ended September 30, 2026 and 2025, DD&A expenses of $40.6 million and $24.4 million less depreciation of administrative assets of $0.9 million and nil, respectively. For the prior quarter, calculated as DD&A expenses of $10.3 million, less depreciation of administrative assets of $0.6 million.

Ecuador	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(U.S. Dollars per boe Sales Volumes NAR )	2026	2025	2026	2026	2025
Revenue	$79.30	$61.30	$103.90	$75.83	$62.92
Operating expenses	22.56	27.24	15.34	20.73	26.80
Transportation expenses	4.39	3.18	2.93	3.69	3.27
Depletion and accretion	26.55	28.32	24.20	24.14	30.59
Gross profit	$25.80	$2.56	$61.43	$27.27	$2.26

Canada	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Revenue	$22,814	$26,650	$27,081	$78,883	$87,322
Operating expenses	9,831	14,403	12,213	37,199	44,231
Transportation expenses	286	325	398	1,161	890
Depletion and accretion(*)	5,246	8,348	8,406	21,066	34,984
Gross profit	$7,451	$3,574	$6,064	$19,457	$7,217
(*) Same as DD&A expenses for the three months ended September 30, 2026 and 2025, nine months ended September 30, 2026 and 2025, and the prior quarter (the depreciation of administrative assets had a de minimis amount for all reported periods).

Canada	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(U.S. Dollars per boe Sales Volumes NAR )	2026	2025	2026	2026	2025
Revenue	$22.30	$20.48	$25.31	$23.86	$21.73
Operating expenses	9.61	11.07	11.41	11.25	11.00
Transportation expenses	0.28	0.25	0.37	0.35	0.22
Depletion and accretion	5.13	6.42	7.86	6.37	8.70
Gross profit	$7.28	$2.74	$5.67	$5.89	$1.81

Total Company	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Revenue	$168,306	$149,254	$187,181	$527,544	$466,784
Operating expenses	64,186	68,170	51,561	181,896	190,863
Transportation expenses	5,542	4,297	3,907	14,752	13,342
Depletion and accretion(*)	57,706	61,908	56,253	177,867	196,286
Gross profit	$40,872	$14,879	$75,460	$153,029	$66,293
(*) Calculated as DD&A expenses for the three months ended September 30, 2026 and 2025 of $64.4 million and $65.0 million less depreciation of administrative assets of $6.7 million and $3.1 million, respectively. For the nine months ended September 30, 2026 and 2025, DD&A expenses of $196.6 million and $205.8 million less depreciation of administrative assets of $18.7 million and $9.5 million, respectively. For the prior quarter, calculated as DD&A expenses of $62.3 million, less depreciation of administrative assets of $6.1 million.

Total Company	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(U.S. Dollars per boe Sales Volumes NAR )	2026	2025	2026	2026	2025
Revenue	$55.90	$43.43	$63.95	$55.17	$44.72
Operating expenses	21.32	19.84	17.61	19.02	18.29
Transportation expenses	1.84	1.25	1.33	1.54	1.28
Depletion and accretion	19.17	18.01	19.22	18.60	18.81
Gross profit	$13.57	$4.33	$25.79	$16.01	$6.34

Operating Netback

Colombia	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Oil, natural gas and NGL sales	$103,358	$101,999	$118,136	$323,818	$329,339
Transportation expenses	(2,921)	(2,902)	(2,327)	(7,520)	(9,848)
	100,437	99,097	115,809	316,298	319,491
Operating expenses	(42,370)	(44,610)	(33,152)	(110,564)	(125,280)
Operating netback(1)	$58,067	$54,487	$82,657	$205,734	$194,211

(U.S. Dollars Per boe Sales Volumes NAR)
Brent	$91.29	$68.17	$96.68	$88.86	$69.91
Quality and transportation discounts	(20.32)	(11.48)	(15.39)	(18.61)	(11.32)
Average realized price	70.97	56.69	81.29	70.25	58.59
Transportation expenses	(2.01)	(1.61)	(1.60)	(1.63)	(1.75)
Average realized price net of transportation expenses	68.96	55.08	79.69	68.62	56.84
Operating expenses	(29.09)	(24.79)	(22.81)	(23.99)	(22.29)
Operating netback(1)	$39.87	$30.29	$56.88	$44.63	$34.55

Ecuador	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Oil, natural gas and NGL sales	$42,134	$20,605	$41,964	$124,843	$50,123
Transportation expenses	(2,335)	(1,070)	(1,182)	(6,071)	(2,604)
	39,799	19,535	40,782	118,772	47,519
Operating expenses	(11,985)	(9,157)	(6,196)	(34,133)	(21,352)
Operating netback(1)	$27,814	$10,378	$34,586	$84,639	$26,167

(U.S. Dollars Per boe Sales Volumes NAR)
Brent (M-1 Pricing)	$85.43	$68.89	$101.89	$84.26	$70.53
Quality and transportation (discounts) premium	(6.13)	(7.59)	2.01	(8.43)	(7.61)
Average realized price	79.30	61.30	103.90	75.83	62.92
Transportation expenses	(4.39)	(3.18)	(2.93)	(3.69)	(3.27)
Average realized price net of transportation expenses	74.91	58.12	100.97	72.14	59.65
Operating expenses	(22.56)	(27.24)	(15.34)	(20.73)	(26.80)
Operating netback(1)	$52.35	$30.88	$85.63	$51.41	$32.85

Canada	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Oil, natural gas and NGL sales	$22,814	$26,650	$27,081	$78,883	$87,322
Transportation expenses	(286)	(325)	(398)	(1,161)	(890)
	22,528	26,325	26,683	77,722	86,432
Operating expenses	(9,831)	(14,403)	(12,213)	(37,199)	(44,231)
Operating netback(1)	$12,697	$11,922	$14,470	$40,523	$42,201

(U.S. Dollars Per boe Sales Volumes NAR)
WTI Price per bbl	$85.68	$65.07	$92.70	$83.76	$66.74
AECO Price C$ per GJ	1.48	0.60	1.55	1.65	1.42

Average realized price	22.30	20.48	25.31	23.86	21.73
Transportation expenses	(0.28)	(0.25)	(0.37)	(0.35)	(0.22)
Average realized price net of transportation expenses	22.02	20.23	24.94	23.51	21.51
Operating expenses	(9.61)	(11.07)	(11.41)	(11.25)	(11.00)
Operating netback(1)	$12.41	$9.16	$13.53	$12.26	$10.51

Total Company	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Oil, natural gas and NGL sales	$168,306	$149,254	$187,181	$527,544	$466,784
Transportation expenses	(5,542)	(4,297)	(3,907)	(14,752)	(13,342)
	162,764	144,957	183,274	512,792	453,442
Operating expenses	(64,186)	(68,170)	(51,561)	(181,896)	(190,863)
Operating netback(1)	$98,578	$76,787	$131,713	$330,896	$262,579

(U.S. Dollars Per boe Sales Volumes NAR)
Average realized price	$55.90	$43.43	$63.95	$55.17	$44.72
Transportation expenses	(1.84)	(1.25)	(1.33)	(1.54)	(1.28)
Average realized price net of transportation expenses	54.06	42.18	62.62	53.63	43.44
Operating expenses	(21.32)	(19.84)	(17.61)	(19.02)	(18.29)
Operating netback(1)	$32.74	$22.34	$45.01	$34.61	$25.15
(1) Operating netback is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to footnote 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition and reconciliation of this measure.

Quality and Transportation Discounts and Transportation Expenses
$ / BOE
40.00
30.00
20.00
10.00
$25.99
$1.25
$24.74
$24.94
$1.11
$23.83
$32.36
$1.46
$30.90
$34.06
$1.33
$32.73
$37.23
$1.84
$35.39
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Total transportation expenses and quality and transportation discounts
Transportation expenses
Quality and transportation discounts

Operating expenses for the three and nine months ended September 30, 2026, decreased by 6% and 5% to $64.2 million and $181.9 million, respectively, compared to the corresponding periods of 2025. The decrease was primarily due to lower workover activities, reduced field personnel costs and lower equipment maintenance.

Operating expenses on a per boe basis, for the three and nine months ended September 30, 2026, increased by $1.48 and $0.73 to $21.32 and $19.02, respectively, compared to the corresponding periods of 2025, primarily due to lower sales volumes during current periods, partially offset by $0.30 and $0.57 per boe lower workover activities, reduced field personnel costs, lower equipment maintenance and inventory fluctuations, respectively.

Compared to the prior quarter, operating expenses increased by 24% from $51.6 million or by $3.71 from $17.61 on a per boe basis primarily due to $0.80 per boe higher workover activities and $2.91 per boe higher lifting costs associated with inventory fluctuations resulting from sale of inventory accumulated at the end of prior quarter.

Transportation expenses

We have options to sell our oil through multiple pipelines and various trucking routes. Each option has varying effects on realized sales price and transportation expenses. The following table shows the percentage of oil, natural gas and NGL volumes we sold in Canada, Colombia and Ecuador using each option for the three and nine months ended September 30, 2026 and 2025, and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2026	2025	2026	2026	2025
Volume transported through pipeline	52%	47%	50%	52%	46%
Volume sold at wellhead	23%	24%	26%	24%	29%
Volume transported via truck to sales point	25%	29%	24%	24%	25%
	100%	100%	100%	100%	100%

Volumes transported through pipeline or via truck receive a higher realized price but incur higher transportation expenses. Conversely, volumes sold at the wellhead have the opposite effect of a lower realized price, offset by lower transportation expenses.

Transportation expenses for the three and nine months ended September 30, 2026, increased by 29% and 11% to $5.5 million and $14.8 million compared to the corresponding periods of 2025, due to higher volumes transported via pipeline which had higher costs per boe. On a per boe basis, transportation expenses for the three and nine months ended September 30, 2026 increased by $0.59 and $0.26 for the same reason mentioned above.

Transportation expenses increased by 42% or $0.51 per boe from $3.9 million or $1.33 per boe in the prior quarter due to higher volumes transported through pipeline which had higher costs per boe.

Transportation Expenses
$6.0
$4.0
$2.0
$—
$ Million
$2.00
$1.75
$1.50
$1.25
$1.00
$ / BOE
$4.3
$3.7
$5.3
$3.9
$5.5
$1.25
$1.11
$1.46
$1.33
$1.84
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Transportation Expense
Transportation Expenses ($/BOE)

Colombia	Three Months Ended September 30, 2026, Compared with Three Months Ended September 30, 2025	Three Months Ended September 30, 2026, Compared with Three Months Ended June 30, 2026	Nine Months Ended September 30, 2026, Compared with Nine Months Ended September 30, 2025
(U.S. Dollars per boe Sales Volumes NAR)
Average Brent price	$91.29	$91.29	$88.86

Average realized price, net of transportation expenses for the comparative period	$55.08	$79.69	$56.84
Increase (decrease) in benchmark oil prices	23.12	(5.39)	18.95
Increase in quality and transportation discounts	(8.84)	(4.93)	(7.29)
(Increase) decrease in transportation expense	(0.40)	(0.41)	0.12
Average realized price, net of transportation expenses for the period	$68.96	$68.96	$68.62

Average realized price, net of transportation expenses as a % of Brent	76%	76%	77%

Ecuador	Three Months Ended September 30, 2026, Compared with Three Months Ended September 30, 2025	Three Months Ended September 30, 2026, Compared with Three Months Ended June 30, 2026	Nine Months Ended September 30, 2026, Compared with Nine Months Ended September 30, 2025
(U.S. Dollars per boe Sales Volumes NAR)
Average Brent price (M-1 Pricing)(*)	$85.43	$85.43	$84.26

Average realized price, net of transportation expenses for the comparative period	$58.12	$100.97	$59.65
Increase (decrease) in benchmark prices	16.54	(16.46)	13.73
Decrease (increase) in quality and transportation discounts	1.46	(8.14)	(0.82)
Increase in transportation expense	(1.21)	(1.46)	(0.42)
Average realized price, net of transportation expenses for the period	$74.91	$74.91	$72.14

Average realized price, net of transportation expenses as a % of Brent	88%	88%	86%
(*)The sales price in Ecuador is the average Brent price less discounts for the month prior to lifting (M-1).

Canada	Three Months Ended September 30, 2026, Compared with Three Months Ended September 30, 2025	Three Months Ended September 30, 2026, Compared with Three Months Ended June 30, 2026	Nine Months Ended September 30, 2026, Compared with Nine Months Ended September 30, 2025
(U.S. Dollars per boe Sales Volumes NAR)
Average WTI price	$85.68	$85.68	$83.76
Average AECO price	$1.48	$1.48	$1.65

Average realized price, net of transportation expenses for the comparative period	$20.23	$24.94	$21.51
Increase (decrease) in benchmark prices	20.61	(7.02)	17.02
(Increase) decrease in quality and transportation discounts	(18.79)	4.01	(14.89)
(Increase) decrease in transportation expense	(0.03)	0.09	(0.13)
Average realized price, net of transportation expenses for the period	$22.02	$22.02	$23.51

Average realized price, net of transportation expenses as a % of WTI	26%	26%	28%

Total Company	Three Months Ended September 30, 2026, Compared with Three Months Ended September 30, 2025	Three Months Ended September 30, 2026, Compared with Three Months Ended June 30, 2026	Nine Months Ended September 30, 2026, Compared with Nine Months Ended September 30, 2025
(U.S. Dollars per boe Sales Volumes NAR)
Average Brent price	$91.29	$91.29	$88.86

Average realized price, net of transportation expenses for the comparative period	$42.18	$62.62	$43.44
Increase (decrease) in benchmark prices	23.12	(5.39)	18.95
Increase in quality and transportation discounts	(10.65)	(2.66)	(8.50)
Increase in transportation expense	(0.59)	(0.51)	(0.26)
Average realized price, net of transportation expenses for the period	$54.06	$54.06	$53.63

Average realized price, net of transportation expenses as a % of Brent	59%	59%	60%

DD&A Expenses

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2026	2025	2026	2026	2025
DD&A Expenses, thousands of U.S. Dollars	$64,391	$64,981	$62,334	$196,599	$205,818
DD&A Expenses, U.S. Dollars per boe	21.39	18.91	21.29	20.56	19.72

	Three Months Ended September 30, 2026		Three Months Ended June 30, 2026		Nine Months Ended September 30, 2026
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per Boe	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per Boe	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per Boe
Colombia	$44,679	$30.68	$43,479	$29.92	$134,536	$29.19
Ecuador	14,349	27.01	10,334	25.59	40,647	24.69
Canada	5,251	5.13	8,411	7.86	21,081	6.38
Corporate	112	—	110	—	335	—
	$64,391	$21.39	$62,334	$21.29	$196,599	$20.56

	Three Months Ended September 30, 2025		Three Months Ended June 30, 2025		Nine Months Ended September 30, 2025
	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per Boe	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per Boe	DD&A expenses, thousands of U.S. Dollars	DD&A expenses, U.S. Dollars Per Boe
Colombia	$46,986	$26.11	$50,454	$25.94	$146,091	$25.99
Ecuador	9,520	28.32	4,351	29.01	24,369	30.59
Canada	8,353	6.42	13,705	9.84	34,999	8.71
Corporate	122	—	125	—	359	—
	$64,981	$18.91	$68,635	$19.68	$205,818	$19.72

DD&A expenses for the three and nine months ended September 30, 2026, decreased by 1% and 4%, respectively, due to lower costs in the depletable base for Canadian operations as a result of Simonette Montney and Lodgepole dispositions and higher proved reserves across reportable segments compared to the corresponding periods of 2025. On a per boe basis, DD&A expenses for the three and nine months ended September 30, 2026, increased by $2.48 and $0.84, respectively, due to the lower sales volumes in the current periods.

DD&A expenses increased by 3% from $62.3 million and increased by $0.10 on a per boe basis when compared to the prior quarter due to inventory fluctuations in Ecuador, partially offset by lower costs in the depletable base in Canada due to asset sales.

Asset Impairment

For the three and nine months ended September 30, 2026 and 2025, we had no ceiling test impairment losses. We used a 12-month unweighted average of the first-day-of-the-month prices prior to the ending date of the period ended September 30, 2026 as follows: Brent Crude of $83.30 per bbl, Edmonton Light Crude of C$102.70 per bbl, Alberta AECO spot price of C$2.01 per MMBtu, Edmonton Propane of C$28.54 per boe, Edmonton Butane of C$42.84 per boe and Edmonton Condensate of C$103.71 per boe (September 30, 2025: Brent Crude of $71.61 per bbl, Edmonton Light Crude of C$89.65 per bbl, Alberta AECO spot price of C$1.70 per MMBtu, Edmonton Propane of C$34.71 per boe, Edmonton Butane of C$43.07 per boe and Edmonton Condensate of C$93.35 per boe).

G&A Expenses

	Three Months Ended September 30,			Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	% Change	2026	2026	2025	% Change
G&A Expenses before Stock-Based Compensation	$11,814	$13,246	(11)	$13,219	$40,182	$39,306	2
G&A Stock-Based Compensation Expense (Recovery)	30,465	143	21,204	(3,757)	46,384	172	26,867
G&A Expenses, including Stock-Based Compensation	$42,279	$13,389	216	$9,462	$86,566	$39,478	119
(U.S. Dollars Per boe Sales Volumes NAR)
G&A Expenses before Stock-Based Compensation	$3.92	$3.85	2	$4.52	$4.20	$3.77	11
G&A Stock-Based Compensation Expense (Recovery)	10.12	0.04	25,200	(1.28)	4.85	0.02	24,150
G&A Expenses, including Stock-Based Compensation	$14.04	$3.89	261	$3.24	$9.05	$3.79	139

G&A expenses before stock-based compensation for the three months ended September 30, 2026, decreased by 11% to $11.8 million compared to the corresponding period of 2025, primarily due to lower consulting and legal expenses and lower costs associated with project optimization during the current period. G&A expenses before stock-based compensation for the nine months ended September 30, 2026, increased by 2% to $40.2 million, compared to the corresponding period of 2025, primarily due to higher bank fees and information technology costs.

On a per boe basis, G&A expenses before stock-based compensation for the three and nine months ended September 30, 2026 increased by $0.07 and $0.43 to $3.92 and $4.20, compared to the corresponding periods of 2025 primarily due to 12% and 8% lower sales volumes, respectively.

Compared to the prior quarter, G&A expenses before stock-based compensation decreased by 11% from $13.2 million due to lower salaries associated with headcount optimization and lower costs associated with project optimization. On a per boe basis, G&A expenses before stock-based compensation decreased by $0.60 compared to the prior quarter for the same reason mentioned above.

G&A expenses after stock-based compensation for the three and nine months ended September 30, 2026, increased by 216% and 119% or $10.15 and $5.26 per boe, respectively, compared to the corresponding periods of 2025 due to higher stock-based compensation expense associated with higher share price during current periods.

Compared to the prior quarter, G&A expenses after stock-based compensation increased by 347% or $10.80 per boe due to higher share price resulting in higher stock-based compensation expense.

G&A Expenses Before Stock-Based Compensation
$20.0
$15.0
$10.0
$5.0
$ Millions
$10.00
$7.50
$5.00
$2.50
$ / BOE
$13.2
$16.8
$15.1
$13.2
$11.8
$3.85
$5.08
$4.18
$4.52
$3.92
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
G&A Expenses before Stock-Based Compensation
G&A Expenses Before Stock-Based Compensation ($/BOE)

Severance Expenses

For the three and nine months ended September 30, 2026, severance expenses related to headcount optimization were nil and $2.6 million, compared to nil for each of the corresponding periods of 2025 and $0.1 million for the prior quarter, respectively.

Foreign Exchange Gains and Losses

For the three and nine months ended September 30, 2026, we had foreign exchange losses of $2.3 million and $6.3 million, compared to $0.3 million and $7.8 million losses on foreign exchange in the corresponding periods of 2025, respectively, and a $2.6 million loss on foreign exchange in the prior quarter. Accounts payable, taxes receivable and payable and deferred income taxes are considered monetary items and require translation from local currencies to U.S. dollar functional currency at each balance sheet date. This translation was the primary source of the foreign exchange gains and losses in the periods.

Foreign exchange
$5.0
$4.0
$3.0
$2.0
$1.0
$—
$ Millions
3,901
3,757
3,670
3,444
3,341
$0.3
$0.9
$1.4
$2.6
$2.3
4,000
3,750
3,500
3,250
3,000
COP to USD
Q3 2025
Q4 2025
Q1 2026
Q2 2026
Q3 2026
Foreign Exchange loss (gain)
COP to USD Exchange Rate

The following table presents the change in the U.S. dollar against the Colombian peso and Canadian dollar for the three and nine months ended September 30, 2026 and 2025 and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
	2026	2025	2026	2026	2025
Change in the U.S. dollar against the Colombian peso	weakened by	weakened by	weakened by	weakened by	weakened by
	3%	4%	6%	11%	12%
Change in the U.S. dollar against the Canadian dollar	comparable	strengthened by	strengthened by	strengthened by	weakened by
	—%	2%	2%	4%	3%

Financial Instruments Gains or Losses

The following table presents the nature of our financial instruments gains or losses for the three and nine months ended September 30, 2026 and 2025, and the prior quarter:

	Three Months Ended September 30,		Three Months Ended June 30,	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2026	2025
Commodity price derivative loss (gain)	$33,733	$2,945	$(9,266)	$113,085	$(2,390)
Foreign currency derivative gain	(4,505)	(879)	(2,598)	(7,311)	(8,109)
Derivative instruments loss (gain)	$29,228	$2,066	$(11,864)	$105,774	$(10,499)

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025	2026	2025
Loss before income tax	$(67,990)	$(31,226)	$(168,408)	$(55,046)

Current income tax expense	$4,511	$4,022	$19,476	$14,482
Deferred income tax recovery	(30,086)	(15,298)	(51,158)	(17,557)
Income tax recovery	$(25,575)	$(11,276)	$(31,682)	$(3,075)

Effective tax rate	38%	36%	19%	6%

Current income tax expense was $19.5 million for the nine months ended September 30, 2026, compared to $14.5 million in the corresponding period of 2025, primarily due to higher taxable income.

The deferred tax for the nine months ended September 30, 2026, was a recovery of $51.2 million mainly due to an increase in deductible temporary differences arising from tax losses generated during the period, unrealized hedging losses and accruals. These were partially offset by higher tax depreciation relative to accounting depreciation.

The deferred income tax for the nine months ended September 30, 2025, was a recovery of $17.6 million mainly due to an increase in deductible temporary differences arising from tax losses generated during the period. These were partially offset by temporary differences related to accelerated tax depreciation in excess of accounting depreciation.

For the nine months ended September 30, 2026, the difference between the effective tax rate of 19% and the 21% statutory tax rate was primarily due to an increase in the non-deductible foreign translation adjustments and other non-deductible expenses. This was partially offset by an increase in the impact of foreign taxes and the 2025 true-up (recovery).

For the nine months ended September 30, 2025, the difference between the effective tax rate of 6% and the 21% statutory tax rate was primarily due to increase in the non-deductible foreign translation adjustments, other permanent differences and valuation allowance. This was partially offset by an increase in the impact of foreign taxes.

Net (Loss) Income and Funds Flow from Operations (a Non-GAAP Measure)

(Thousands of U.S. Dollars)	Three Months Ended September 30, 2026, Compared with Three Months Ended June 30, 2026	% change	Three Months Ended September 30, 2026, Compared with Three Months Ended September 30, 2025	% change	Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025	% change
Net income (loss) for the comparative period	$24,861		$(19,950)		$(51,971)
Increase (decrease) due to:
Sales price	(24,211)		37,553		99,895
Sales volumes	5,336		(18,501)		(39,135)
Expenses:
Cash operating expenses	(12,625)		3,984		8,967
Transportation	(1,635)		(1,245)		(1,410)
Other taxes	358		2,015		644
Cash G&A, excluding stock-based compensation expense	1,405		1,432		(876)
Net lease payments	17		274		(424)
Severance	95		—		(2,563)
Transaction costs	(4,887)		(4,887)		(4,887)

Interest, excluding amortization of deferred financing fees	(547)		4,799		7,484
Realized foreign exchange loss	(10,939)		(8,530)		(7,142)
Other (loss) income	(1,482)		(1,125)		543
Cash settlement on derivative instruments	15,827		(25,666)		(72,854)
Current taxes	4,604		(489)		(4,994)
Interest income	35		341		569
Net change in funds flow from operations(1) from comparative period	(28,649)		(10,045)		(16,183)
Expenses:
Depletion, depreciation and accretion	(2,057)		590		9,219
Deferred tax	41,459		14,788		33,601
Amortization of debt issuance costs	(12)		2,535		(2,565)
Stock-based compensation	(34,222)		(30,322)		(46,212)
Senior Notes exchange fees	964		179		(13,509)
Non-cash interest	190		(5,944)		(16,591)
Financial instruments loss, net of financial instruments settlements	(56,919)		(1,496)		(43,419)
Unrealized foreign exchange gain	11,290		6,562		8,700
Other non-cash gain	697		962		1,780
Net lease payments	(17)		(274)		424
Net change in net income (loss)	(67,276)		(22,465)		(84,755)
Net loss for the current period	$(42,415)	(271)%	$(42,415)	(113)%	$(136,726)	(163)%
(1) Funds flow from operations is a non-GAAP measure that does not have any standardized meaning prescribed under GAAP. Refer to footnote 2 “Non-GAAP measures” in "Financial and Operational Highlights" for a definition and reconciliation of this measure.

Capital expenditures during the three months ended September 30, 2026, were $30.7 million.

(Millions of U.S. Dollars)	Colombia	Ecuador	Canada	All other	Total
Exploration	$1.7	$0.1	$—	$0.4	$2.2
Development	23.1	4.7	0.7	—	28.5
Total Company	$24.8	$4.8	$0.7	$0.4	$30.7
During the three months ended September 30, 2026, we did not drill any wells in Colombia, Ecuador or Canada.

Liquidity and Capital Resources

	As at
(Thousands of U.S. Dollars)	September 30, 2026	% Change	December 31, 2025
Cash and Cash Equivalents	$141,077	70	$82,931

7.75% Senior Notes due 2027	$24,201	—	$24,201

9.50% Senior Notes due 2029	$87,639	(88)	$716,340

9.75% Senior Notes due 2031	$479,353	100	$—

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

Senior Notes

During the nine months ended September 30, 2026, we issued $503.6 million in aggregate principal amount of our 9.75% Senior Secured Amortizing Notes due 2031 (the “9.75% Senior Notes”), and paid $125.0 million in cash consideration in exchange for $628.7 million aggregate principal amount of our 9.50% Senior Secured Amortizing Notes due 2029 (the “9.50% Senior Notes”). The exchange was accounted for as a debt modification.

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

During the nine months ended September 30, 2026, we re-purchased $24.2 million of 9.75% Senior Notes for cash consideration of $21.6 million resulting in a $1.3 million gain on purchase, which included the write-off of deferred financing fees of $1.4 million.

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

Under the terms of the 9.75% Senior Notes agreement, we are required to maintain compliance with the following financial covenants:

i.consolidated interest coverage ratio of not less than 2.50; and
ii.consolidated net debt (total debt excluding deferred financing fees less cash equivalents) to consolidated adjusted earnings before interest, taxes and DD&A (“Adjusted EBITDA”) of not more than 3.00.

As at September 30, 2026, we were in compliance with all applicable covenants related to Senior Notes.

Credit Facility

On May 12, 2026, we, through our wholly owned subsidiary Gran Tierra Canada Ltd., amended our revolving credit facility with National Bank of Canada. As part of the amendment, the borrowing base has decreased to C$75.0 million (US$52.8 million). The available commitment under the revolving credit facility remained unchanged at C$75.0 million (US$52.8 million), comprised of C$60.0 million (US$42.2 million) syndicated facility and C$15.0 million (US$10.6 million) of operating facility. The drawn down amounts under the revolving credit facility can either be in Canadian or U.S. dollars and bear interest rates equal to either the Canadian prime rate or U.S. Base Rate plus a margin ranging from 2.00% to 4.00% per annum or for CORRA loans and SOFR loans plus a margin ranging from 3.00% to 5.00% per annum. Undrawn amounts under the revolving credit facility bear standby fee ranging from 0.75% to 1.25% per annum. In each case, the margin or standby fee, as applicable is based on Net Debt to EBITDA ratio of Gran Tierra Canada Ltd. The revolving credit facility matures on October 30, 2027. During the three months ended September 30, 2026, we drew C$15.3 million (US$10.9 million) under our revolving credit facility which was fully repaid by September 30, 2026. As of September 30, 2026, the revolving credit facility remained undrawn.

Prepayment agreements

During the nine months ended September 30, 2026, we amended our existing prepayment agreement with Trafigura, entering into a new oil prepayment agreement that covers both our Ecuadorian and Colombian oil production. The amended agreement provides for total prepayments of up to $350.0 million, including $325.0 million available immediately and an additional $25.0 million available at Trafigura’s sole discretion. The term of the amended prepayment agreement is 48 months.

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

During the three and nine months ended September 30, 2026, we drew $8.5 million and $175.0 million on oil prepayment and re-paid $14.8 million and $43.6 million, respectively, of the outstanding principal on oil prepayment via crude oil deliveries.

As at September 30, 2026, there was $281.4 million outstanding (December 31, 2025 - $150.0 million) on the oil prepayment agreement. Of this amount, $88.9 million (December 31, 2025 - $34.1 million) was classified as a current portion and included in accounts payable and accrued liabilities on our condensed consolidated balance sheet.

Sale of Colombia and Ecuador Business

During the three months ended September 30, 2026, we entered into a definitive share sale agreement (the ”Share Purchase Agreement”) to sell our oil business in Colombia and Ecuador (“Divested Business”) to a Paris-listed international oil and natural gas exploration and production company (“Purchaser”) on the terms and conditions set out in the Share Purchase Agreement (the “Sale”). The Divested Business comprises all of our assets in Colombia and Ecuador. The transaction has an economic effective date of March 31, 2026. Total consideration for the Sale is approximately $1.33 billion, subject to adjustment, which includes the Purchaser’s assumption of our 9.75% Senior Notes due 2031, our 9.50% Senior Notes due 2029, and the prepayment facility under our prepayment agreement (the “Prepayment Agreement”). After the assumption of substantially all liabilities, customary closing and working capital adjustments, our redemption of our 7.75% Senior Notes due 2027 (the “2027 Notes”), and transaction costs, we expect to receive net cash proceeds of approximately $315.0 million (the “Net Cash Proceeds”). Of this amount, approximately $250.0 million is payable in cash, of which $50.0 million was received as a deposit during the three months ended September 30, 2026, which was recorded in accounts payable and accrued liabilities on our condensed consolidated balance sheet and will be credited against the purchase price, with the balance due on closing. The remaining $65.0 million is payable 364 days after closing under an unsecured note issued by the Divested Business. Completion of the Sale is subject to the approval of our shareholders, receipt of the requisite consents from certain creditors and from the prepayment buyers under the Prepayment Agreement, customary regulatory approvals in Colombia and Ecuador, and the satisfaction of other customary closing conditions.

On September 22, 2026, we entered into a supplemental indenture to the indenture governing 9.75% Senior Notes due 2031, following receipt of the consents from bond holders of a majority in aggregate principal amount of those notes, which amends the indenture to permit the sale of Divested Business, with the amendments becoming operative upon closing of the Sale. For the three and nine months ended September 30, 2026, we incurred $4.9 million in transaction costs related to the Share Purchase Agreement. In the event the agreement is terminated, we must repay the deposit in full, together with interest accrued at 5% per annum, within five days of termination, unless the termination results from the Purchaser’s default, in which case we are entitled to retain the deposit and accrued interest. In addition, if the agreement is terminated following a change in the Board’s recommendation to shareholders, a failure by us to file our proxy statement or hold our shareholder meeting within the required timeframes, or our acceptance of a superior proposal, we must pay the Purchaser a termination fee of $50.0 million within ten days of termination.

As at September 30, 2026, we assessed whether the assets and liabilities subject to the Share Purchase Agreement met the criteria to be classified as held for sale under GAAP. We concluded that the held for sale criteria were not met as at that date because the Sale remained subject to shareholders’ approval, a substantive condition. Accordingly, the assets and liabilities of the Divested Business continue to be classified as held and used.

Subsequent to September 30, 2026, we obtained the shareholders’ approval for the sale of the Divested Business.

Disposition of Lodgepole area

During the nine months ended September 30, 2026, we completed a disposition of 54% WI and associated title rights in the Lodgepole area in Canada effective January 1, 2026, for a total cash consideration of C$12.8 million (US$9.3 million). As part of the disposition, we derecognized the asset retirement obligation attributed to Lodgepole area totaling C$17.5 million (US$12.8 million) on an undiscounted basis and C$9.0 million (US$6.6 million) on a discounted basis. No gain or loss was recognized in the statement of operations as the disposal did not materially change the relationship between capital costs and the proved reserves of oil and natural gas assets.

Disposition of Simonette area

During the nine months ended September 30, 2026, we disposed of the entire working interest and associated title rights in the Simonette Montney area in Canada effective January 1, 2026, for total cash consideration of C$66.3 million (US$48.6 million). No gain or loss was recognized in the statement of operations because the disposal did not materially change the relationship between capital costs and the proved reserves of oil and natural gas assets.

Partnership with Ecopetrol S.A.

During the nine months ended September 30, 2026, we entered into a strategic partnership with Ecopetrol S.A. to earn, subject to regulatory approvals and conditions precedent, a 49% WI in the Tisquirama Block in Colombia. Under the terms of the agreement, we have committed to fund approximately $47.1 million of a $92.4 million gross capital program over 40 months, including a minimum Phase 1 investment of $15.0 million. Upon completion of Phase 1, we will be entitled to 49% of production and are expected to assume operatorship. On May 27, 2026, we satisfied all outstanding conditions precedent to the partnership agreement and received regulatory approval.

Exploration, Development and Production Sharing Agreement (“EDPSA”)

During the nine months ended September 30, 2026, we, through our wholly owned subsidiary, Gran Tierra Energy (Azerbaijan) GmbH, entered into a EDPSA with the State Oil Company of Azerbaijan Republic (“SOCAR”), providing for a 65% participating interest to us and a 35% participating interest to SOCAR. The PSA provides for a five-year exploration phase and, in the event of a commercial crude oil discovery, a 25-year development phase, with minimum work commitments during the exploration period to be completed within 36 months. These commitments include, among others, the acquisition of 250 square kilometers of 3D seismic data, the drilling of two exploration wells, and the conduct of geological and environmental impact studies. We have the right to relinquish the entire contract area during the exploration phase upon fulfillment of our exploration commitments, subject to 90 days’ prior notice to SOCAR.

Derivative positions

As at September 30, 2026, we had outstanding commodity price derivative positions as follows:

Oil
Type of Instrument	Start Period	End Period	Volume bbl/d	Reference	Sold Put (C$/bbl or $/bbl Weighted Average)		Purchased Put (C$/bbl or $/bbl Weighted Average)		Sold Call (C$/bbl or $/bbl Weighted Average)		Premium (C$/bbl or $/bbl Weighted Average)
Collar	10/01/26	12/31/26	500	WTI CMA	—		C$	70.00	C$	92.47	—
Put Option	10/01/26	12/31/26	500	Brent	—		60.00		—		4.30
Three Way	10/01/26	12/31/26	500	WTI CMA	C$	60.00	C$	70.00	C$	107.00	C$	1.90
Put Spread	10/01/26	12/31/26	5,000	Brent	45.00		55.00		—		21.64
Three Way	10/01/26	12/31/26	9,000	Brent	50.33		60.33		72.49		—
Three Way	01/01/27	03/31/27	3,000	Brent	58.33		71.67		89.55		—

Natural Gas
Type of Instrument	Start Period	End Period	Volume, GJ/day	Reference	Sold Swap (C$/GJ, Weighted Average)		Purchased Put (C$/GJ, Weighted Average)	Sold Call (C$/GJ, Weighted Average)
Swap	10/01/26	12/31/26	6,739	Aeco 5A	C$	2.71	—	—

Subsequent to the period ended September 30, 2026, the Company entered into the following commodity price derivative positions:

Oil
Type of Instrument	Start Period	End Period	Volume bbl/d	Reference	Sold Put ($/bbl Weighted Average)	Purchased Put ($/bbl Weighted Average)	Sold Call ($/bbl Weighted Average)	Premium ($/bbl Weighted Average)
Three Way	01/01/2027	03/31/27	5,000	Brent	80.00	95.00	111.00	—

As at September 30, 2026, we had no outstanding foreign currency exchange derivative positions.

Cash Flows

The following table presents our primary sources and uses of cash and cash equivalents and restricted cash and cash equivalents for the periods presented:

	Nine Months Ended September 30,
(Thousands of U.S. Dollars)	2026	2025
Sources of cash and cash equivalents:
Net loss	$(136,726)	$(51,971)
Adjustments to reconcile net loss to Adjusted EBITDA(1) and funds flow from operations(1)
DD&A expenses	196,599	205,818
Transaction costs	4,887	—
Interest expense	98,229	73,048
Severance	2,563	—
Income tax recovery	(31,682)	(3,075)
Non-cash lease expenses	4,423	4,648
Lease payments	(4,885)	(4,686)
Foreign exchange loss	6,280	7,838
Stock-based compensation expense	46,384	172
Financial instruments loss (gain)	42,455	(964)
Other (gain) loss	(1,425)	355
Adjusted EBITDA(1)	227,102	231,183
Transaction costs	(4,887)	—
Current income tax expense	(19,476)	(14,482)
Contractual interest and other financing expenses (net of non-cash interest and Senior Notes exchange fees)	(53,380)	(60,864)
Realized foreign exchange loss	(12,044)	(4,902)
Severance	(2,563)	—
Funds flow from operations(1)	134,752	150,935
Proceeds from debt, net of issuance costs	10,895	48,921
Proceeds from exercise of stock options	759	40
Proceeds from disposition of property, plant and equipment	57,944	7,500
Deposit on sale of oil business in Colombia and Ecuador	50,000	—
Proceeds from assets exchange	583	—
Net changes in assets and liabilities from operating activities	138,518	9,867
Foreign exchange gain on cash, and cash equivalents and restricted cash and cash equivalents	2,815	—
	396,266	217,263

Uses of cash and cash equivalents:
Additions to property, plant and equipment	(148,110)	(218,155)
Repayment of long-term debt	(10,870)	(7,743)
Re-purchase of Senior Notes	(21,569)	(1,712)
Senior Notes exchange fees	(13,509)	—
Repayment of Senior Notes	(125,000)	(24,828)
Re-purchase of shares of Common Stock	—	(3,466)
Settlement of asset retirement obligations	(3,055)	(4,746)

Lease payments	(15,904)	(8,473)
Foreign exchange loss on cash, and cash equivalents and restricted cash and cash equivalents	—	(1,299)
	(338,017)	(270,422)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$58,249	$(53,159)

(1) Adjusted EBITDA and funds flow from operations are non-GAAP measures which do not have any standardized meaning prescribed under GAAP. Refer to footnote 2 “Non-GAAP measures” in “Financial and Operational Highlights” for a definition and reconciliation of this measure.

One of the primary sources of variability in our cash flows from operating activities is the fluctuation in oil prices. Sales volume changes, costs related to operations and debt transactions also impact cash flows. Our cash flows from operating activities are also impacted by foreign currency exchange rate changes. During the three and nine months ended September 30, 2026, funds flow from operations decreased by 24% and 11%, respectively, compared to the corresponding periods of 2025, due to lower sales volumes, higher quality and transportation discounts, higher cash settlements on derivative instruments and higher realized foreign exchange loss, partially offset by an increase in benchmark oil prices and lower operating expenses.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in Item 7 of our 2025 Annual Report on Form 10-K and have not changed materially since the filing of that document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity price risk

Our principal market risk relates to oil, natural gas and NGL prices which are volatile and unpredictable and influenced by concerns over world supply and demand imbalance and many other market factors outside of our control. Our revenues are from oil sales at Brent, or Edmonton Light pricing and for gas at AECO pricing and adjusted for quality. As at September 30, 2026, we have entered into commodity price derivative contracts to manage the variability in cash flows associated with the forecasted sale of our oil production, reduce commodity price risk and provide a base level of cash flow in order to assure we can execute at least a portion of our capital spending.

Foreign currency risk

Foreign currency risk is a factor for our Company but is ameliorated to a certain degree by the nature of expenditures and revenues in the countries where we operate. Our reporting currency is U.S. dollars and 86% of our revenues are related to the U.S. dollar price of Brent with the remainder related to Canadian dollar price of WTI oil or AECO gas. In Colombia and Ecuador, we receive 100% of our revenues in U.S. dollars and the majority of our capital expenditures is in U.S. dollars or is based on U.S. dollar prices. The majority of our operating costs, income taxes, VAT, and G&A expenses in all locations are in local currency. In Canada, we receive 100% of our revenue in Canadian dollars and the majority of our capital and operating expenditures are in Canadian dollars or are based on Canadian dollar prices.

We may enter into foreign currency derivative contracts to manage the variability in cash flows associated with our forecasted Colombian peso denominated costs. As at September 30, 2026, we had no outstanding foreign currency exchange derivative positions.

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

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. We are exposed to interest rate fluctuations on our revolving Canadian credit facility and our oil prepayment agreement which bear floating rates of interest. As of September 30, 2026, the revolving credit facility remained undrawn and $281.4 million was outstanding under the oil prepayment agreement.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by Gran Tierra in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as required by Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Gran Tierra’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this Quarterly Report on Form 10-Q, including in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully read and consider the following risk factors, as well as the factors set out in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of ongoing conflicts in several parts of the world, along with volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.

The Sale is subject to certain completion conditions and may not be completed as anticipated, or at all

The completion of the Sale is subject to a number of conditions, certain of which are outside of control of Gran Tierra and Purchaser, including certain regulatory approvals in Colombia and Ecuador. A substantial delay in obtaining the required regulatory approvals, or the imposition of unfavorable terms or conditions in connection with any such regulatory approvals, could delay completion and may adversely affect our business, financial condition or results of operations. There is no certainty, nor can we provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied.

Each of Gran Tierra and Purchaser has the right to terminate the Share Purchase Agreement in certain circumstances. Accordingly, there is no certainty, nor can we provide any assurance, that the Share Purchase Agreement will not be terminated by either us or Purchaser before the completion of the Sale. For instance, Purchaser has the right, in certain circumstances, to terminate the Share Purchase Agreement following delivery of a notice regarding the occurrence of a material adverse change. There is no assurance that a material adverse change or material adverse effect or other termination event will not occur before completion, in which case we or Purchaser could elect to terminate the Share Purchase Agreement and the Sale would not proceed.

If, for any reason, the Sale is not completed or is materially delayed, there may be ongoing or additional uncertainty regarding us and our business, operations and assets, including with respect to our business segments not subject to the Sale (the “Retained Business”) and the retention of key personnel. If the Sale is not completed, there can be no assurance that another purchaser for the Divested Business will emerge or propose a transaction on terms acceptable to us. In addition, certain costs related to the Sale, such as legal, accounting and financial advisor fees, must be paid by us even if the Sale is not completed. Any of the foregoing circumstances or events may adversely affect the market price of our Common Stock.

The Sale and the other transactions contemplated by the Share Purchase Agreement, whether or not completed, may adversely affect the Retained Business.

Transactions such as the Sale are often subject to lawsuits by stockholders. It is possible that our stockholders or other stakeholders will commence or seek to commence litigation against Gran Tierra or our board of directors. Such litigation could result in substantial costs and divert management’s attention from other business concerns, which could adversely affect the Retained Business.

The Sale is dependent upon the satisfaction of various conditions, and as a result its completion is subject to uncertainty. In response to this uncertainty, our customers, suppliers, joint venture partners and other counterparties may delay or defer decisions concerning Gran Tierra and both our current and anticipated ongoing business, and may instead, where applicable, enter into material contracts or business arrangements with our competitors who are not faced with such uncertainty. Any change, delay or deferral of those decisions by our customers, suppliers, joint venture partners and other counterparties could negatively impact the business, operations and prospects of Gran Tierra, regardless of whether the Sale is ultimately completed. In addition, our ability to execute on our business strategies for the Retained Business depends on the retention and recruitment of qualified executives and other professionals. We rely upon the services of our current executive and senior management teams. The market for qualified executives, senior managers and other employees has become very competitive. As a result of the Sale, we may experience higher employee turnover and finding qualified replacements may be more difficult. Current and prospective employees of Gran Tierra may experience uncertainty about their future roles with Gran Tierra and its affiliates until completion of the Sale, which may adversely affect our ability to attract or retain key employees during the period until the Sale is completed and thereafter. The loss of the services of members of our executive and/or senior management teams or our inability to hire and retain other talented personnel could delay or prevent us from succeeding in executing our strategies for the Retained Business, which could negatively impact the Retained Business. Further, while the completion of the Sale is pending, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters.

If we fail to complete the Sale, our business and financial performance may be adversely affected

If the Sale is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Sale. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale, and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

Furthermore, if the Sale is not completed, the announcement of the termination of the Share Purchase Agreement may adversely affect our relationships with our customers, business partners, and employees, which could have a material adverse impact on our ability to effectively operate our business and could have further adverse effects on our business and results of operations and the trading price of our Common Stock.

If we fail to complete the Sale, there may not be any other offer from potential acquirers that the board of directors determines to be attractive

If we fail to complete the Sale, our board of directors, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives including, but not limited to, continuing to operate the Divested Business for the foreseeable future or an alternative transaction relating to the Divested Business. An alternative transaction, if available, may yield lower consideration or value than the Sale, be on less favorable terms and conditions than those contained in the Share Purchase Agreement and involve significant delay. Any future sale of substantially all of Gran Tierra’s property and assets within the meaning of Section 271 of the DGCL and related case law or other similar transaction may be subject to further stockholder approval, and there is no guarantee that Gran Tierra would be able to obtain such stockholder approval in favor of any such sale or other transaction. If the Divested Business is not sold, there can be no assurance that we will realize value at least equivalent to the proceeds of the Sale from the operation of the Divested Business over time, or any value; nor can we predict the timeline for realizing value, if any, from the Divested Business in the absence of the Sale.

The Share Purchase Agreement exposes Gran Tierra to certain contingent liabilities following completion of the Sale

Under the Share Purchase Agreement, we agreed to indemnify Purchaser and its affiliates against losses arising out of specified matters, including pre-Completion corporate income tax assessments and audits, a specified ongoing Colombian tax proceeding, and a specified environmental proceeding. We will also indemnify Purchaser and the acquired entities for taxes arising from a pre-signing internal reorganization of one of our subsidiaries into the Divested Business and losses arising from indirect-transfer tax exposure and related successor-liability claims triggered by the transaction; these tax indemnities are not subject to the general liability limitations and will survive completion of the Sale until the applicable statute of limitations plus six months.

Significant indemnification claims by Purchaser or its affiliates under these provisions could result in material cash outflows by Gran Tierra following completion of the Sale and could have a material adverse effect on our financial condition, results of operations, cash flows and ability to redeploy the proceeds of the Sale as contemplated.

Following completion of the Sale, Gran Tierra’s business will be significantly different, less diversified and more concentrated

Completion of the Sale will result in a significant reduction of Gran Tierra’s current cash-generating business and assets. Following completion of the Sale, Gran Tierra will no longer operate or have any interests in Colombia or Ecuador, which currently represent a substantial portion of Gran Tierra’s revenues, production and operations. Gran Tierra’s remaining business will consist of its interests in Canada and Azerbaijan, and Gran Tierra will be significantly more reliant on the results of the Retained Business, will be less geographically and asset-diversified than prior to the Sale, and will be exposed to different business, regulatory, operational, fiscal and commodity-mix risks than those to which Gran Tierra was exposed prior to the Sale. The risks attributable to Gran Tierra’s remaining business and operations, and the significance of those risks, will be significantly different than prior to the Sale, and the risk factors relating to the Retained Business that are set forth or incorporated by reference in this Quarterly Report and in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, may be magnified due to the reduced size, scope and diversity of Gran Tierra’s business following the Sale.

The amount and use of net proceeds from the Sale is uncertain

The amount of net proceeds ultimately available to Gran Tierra from the Sale is uncertain and will depend on a number of factors. These include the final purchase price after the adjustments contemplated by the Share Purchase Agreement. Net proceeds will also be affected by Gran Tierra’s transaction expenses (including legal, accounting and financial advisor fees), transaction-related taxes and tax indemnity exposure retained by Gran Tierra under the Share Purchase Agreement. The nature, timing and use of the net proceeds will be determined by the board of directors in its discretion.

The market price and trading volume of our Common Stock may materially decrease or experience increased volatility

The market price and trading volume of our Common Stock may materially decrease or experience increased volatility as a result of a variety of factors relating to the Sale, whether or not it is completed, and the Retained Business, including announcements of new developments pertaining to the Sale or Gran Tierra’s ongoing business and operations, the manner in which the net proceeds from the Sale are ultimately used, fluctuations in Gran Tierra’s operating results, failure to meet analysts’ expectations, public announcements made with respect to the Sale or Gran Tierra’s business, changes in the reserves, production or financial profile of the Retained Business, changes in commodity prices or general market conditions of the worldwide economy, and any determination by the board of directors to modify or discontinue Gran Tierra’s existing capital return practices in light of the reduced size of the business. There can be no assurance that the market price of our Common Stock will not materially decrease or experience significant fluctuations in the future, whether or not the Sale is completed, including fluctuations that are unrelated to the Sale and Gran Tierra’s performance. Furthermore, our Common Stock is listed on the NYSE American, the TSX and the London Stock Exchange (“LSE”) and the trading prices of our Common Stock on these three exchanges may at times differ due to a variety of factors, including factors related to the Sale. Any decrease in the price of our Common Stock on one of these exchanges could cause a decrease in the trading price of our Common Stock on another. Investors could seek to sell or buy our Common Stock to take advantage of any price differences between the markets through a practice referred to as arbitrage. Any arbitrage activity could create unexpected volatility in the trading prices on one exchange and our Common Stock available for trading on the other exchanges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1-31, 2026	—	—	—	2,925,720
August 1-31, 2026	—	—	—	2,925,720
September 1-30, 2026	—	—	—	2,925,720
Total	—	—	—	2,925,720
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

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description	Reference
2.1*+
Share Sale and Purchase Agreement dated August 5, 2026 by and between Gran Tierra Energy, Inc., Gran Tierra Energy International Holdings GmbH, Établissements Maurel & Prom S.A., and Maurel & Prom Andina
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A, filed with the SEC on August 10, 2026 (SEC File No. 001-34018).

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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.The cover page from Gran Tierra Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We will furnish the omitted schedules to the Securities Exchange Commission upon request by it.
+ Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAN TIERRA ENERGY INC.

Date: November 5, 2026	/s/ Gary S. Guidry
By: Gary S. Guidry
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	/s/ Ryan Ellson
By: Ryan Ellson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)